Form 10-Q
period 2002-06-30
NMHG HOLDING CO
filed 2002-09-26
CIK 1173514

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from to ________

                        Commission file number 333-89248


                                NMHG Holding Co.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                     31-1637659
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


650 N.E. Holladay Street; Suite 1600; Portland, OR                         97232
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)


                                 (503) 721-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

NMHG HOLDING CO. IS A WHOLLY OWNED SUBSIDIARY OF NACCO INDUSTRIES, INC. AND MEETS THE CONDITIONS IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q. WE ARE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT UNDER GENERAL INSTRUCTION H(2).


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                   YES                   NO       X
                                           -----                -----

At September 26, 2002, 100 common shares were outstanding.

                                NMHG HOLDING CO.

                                TABLE OF CONTENTS



Part I.    FINANCIAL INFORMATION

           Item 1     Financial Statements

                      Condensed Consolidated Balance Sheets -
                      June 30, 2002 (Unaudited) and December 31, 2001

                      Unaudited Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2002 and 2001

                      Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001

                      Unaudited Condensed Consolidated Statements of Changes in Stockholder's Equity for the Six Months Ended
                      June 30, 2002 and 2001

                      Notes to Unaudited Condensed Consolidated Financial Statements

           Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.   OTHER INFORMATION

           Item 1     Legal Proceedings

           Item 5     Other Information

           Item 6     Exhibits and Reports on Form 8-K

           Signature

           Certifications

           Exhibit Index

                                     PART I
                              FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        NMHG HOLDING CO. AND SUBSIDIARIES

                                                                                 (Unaudited)      (Audited)
                                                                                   JUNE 30,      DECEMBER 31,
                                                                                     2002           2001
                                                                                  ----------     ----------
                                                                               (in millions, except share data)
ASSETS

Current Assets
    Cash and cash equivalents                                                     $     50.9     $     59.6
    Accounts receivable, net                                                           206.3          165.6
    Tax advances, NACCO Industries, Inc.                                                 8.0           23.1
    Inventories                                                                        224.0          234.5
    Deferred income taxes                                                               25.0           32.9
    Prepaid expenses and other                                                          16.2           12.2
                                                                                  ----------     ----------
                                                                                       530.4          527.9

Property, Plant and Equipment, Net                                                     274.8          280.5
Goodwill, Net                                                                          345.3          344.2
Deferred Income Taxes                                                                   20.9           15.7
Other Non-current Assets                                                                45.2           36.8
                                                                                  ----------     ----------
                                                                                       411.4          396.7
                                                                                  ----------     ----------

       Total Assets                                                               $  1,216.6     $  1,205.1
                                                                                  ==========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
    Accounts payable                                                              $    188.7     $    176.7
    Revolving credit agreements                                                         60.0           36.2
    Revolving credit agreement refinanced on May 9, 2002                                 ---          265.0
    Current maturities of long-term debt                                                17.7           25.5
    Notes payable, NACCO Industries, Inc.                                                ---            8.0
    Accrued payroll                                                                     14.2           20.0
    Accrued warranty obligations                                                        33.1           34.3
    Other current liabilities                                                          128.2          112.2
                                                                                  ----------     ----------
                                                                                       441.9          677.9

Long-term Debt                                                                         272.9           27.7
Self-insurance Reserves                                                                 53.9           52.7
Other Long-term Liabilities                                                             60.9           62.5

Minority Interest                                                                        1.8            2.3

Stockholder's Equity
    Common stock, par value $1 per share, 100 shares authorized;
       100 shares outstanding                                                            ---            ---
    Capital in excess of par value                                                     198.2          198.2
    Retained earnings                                                                  217.6          229.5
    Accumulated other comprehensive income (loss):
       Foreign currency translation adjustment                                         (15.3)         (26.9)
       Reclassification of hedging activities into earnings                              1.8            ---
       Deferred loss on cash flow hedging                                               (2.3)          (3.3)
       Minimum pension liability adjustment                                            (14.8)         (14.8)
       Cumulative effect of change in accounting for derivatives and hedging             ---            (.7)
                                                                                  ----------     ----------
                                                                                       385.2          382.0
                                                                                  ----------     ----------

       Total Liabilities and Stockholder's Equity                                 $  1,216.6     $  1,205.1
                                                                                  ==========     ==========

See notes to unaudited condensed consolidated financial statements.

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        NMHG HOLDING CO. AND SUBSIDIARIES


                                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   JUNE 30                  JUNE 30
                                                           ---------------------     ---------------------
                                                             2002         2001         2002         2001
                                                           --------     --------     --------     --------
                                                                                       (in millions)

Revenues                                                   $  388.7     $  444.7     $  760.5     $  940.3
Cost of sales                                                 320.2        372.7        630.3        779.5
                                                           --------     --------     --------     --------

Gross Profit                                                   68.5         72.0        130.2        160.8

Selling, general and administrative expenses                   58.1         65.4        113.2        130.3
Amortization of goodwill                                        ---          3.3          ---          6.5
                                                           --------     --------     --------     --------

Operating Profit                                               10.4          3.3         17.0         24.0

Other income (expenses)
    Interest expense                                           (8.6)        (6.0)       (14.1)       (11.2)
    Insurance recovery                                          ---          5.2          ---          7.7
    Gains (losses) on interest rate swap agreements            (3.1)          .4         (2.8)         (.5)
    Other - net                                                 (.9)         (.5)          .9          (.4)
                                                           --------     --------     --------     --------
                                                              (12.6)         (.9)       (16.0)        (4.4)
                                                           --------     --------     --------     --------
Income (Loss) Before Income Taxes, Minority
         Interest and Cumulative Effect of Accounting
         Changes                                               (2.2)         2.4          1.0         19.6

Income tax provision (benefit)                                  (.7)         1.4         (1.6)         9.2
                                                           --------     --------     --------     --------

Income (Loss) Before Minority Interest and
         Cumulative Effect of Accounting Changes               (1.5)         1.0          2.6         10.4

Minority interest income                                         .3           .2           .5           .4
                                                           --------     --------     --------     --------

Income (Loss) Before Cumulative Effect of
         Accounting Changes                                    (1.2)         1.2          3.1         10.8

Cumulative effect of accounting changes (net of $0.8
          tax benefit)                                          ---          ---          ---         (1.3)
                                                           --------     --------     --------     --------

Net Income (Loss)                                          $   (1.2)    $    1.2     $    3.1     $    9.5
                                                           ========     ========     ========     ========


Comprehensive Income (Loss)                                $   13.1     $   (3.5)    $   18.2     $  (10.4)
                                                           ========     ========     ========     ========


See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        NMHG HOLDING CO. AND SUBSIDIARIES

                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                      --------------------
                                                                        2002         2001
                                                                      --------     -------
                                                                         (in millions)
Operating Activities
    Net income                                                        $    3.1     $   9.5
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation and amortization                                     20.7        29.1
        Deferred income taxes                                              5.0        (1.9)
        Minority interest income                                           (.5)        (.4)
        Cumulative effect of accounting changes (net-of-tax)               ---         1.3
        Other non-cash items                                                .3        (4.4)
        Working capital changes
                Affiliate receivables/payables                            15.1        (1.9)
           Accounts receivable                                           (16.1)       21.8
           Inventories                                                    16.1         9.7
           Other current assets                                           (3.4)       (1.7)
           Accounts payable and other liabilities                          1.4       (40.2)
                                                                      --------     -------
           Net cash provided by operating activities                      41.7        20.9

Investing Activities
    Expenditures for property, plant and equipment                        (9.1)      (30.0)
    Proceeds from the sale of property, plant and equipment                 .7         3.7
    Investments in unconsolidated affiliates                               ---         (.1)
    Proceeds from unconsolidated affiliates                                 .7         ---
    Other - net                                                            ---        (2.0)
                                                                      --------     -------
           Net cash used for investing activities                         (7.7)      (28.4)

Financing Activities
    Additions to long-term debt and revolving credit agreements          288.2        42.8
    Reductions of long-term debt and revolving credit agreements        (297.2)      (28.2)
    Cash dividends paid                                                  (15.0)       (2.5)
    Notes receivable/payable, NACCO Industries, Inc.                      (8.0)       (1.2)
    Deferred financing costs                                             (13.0)        (.6)
    Other - net                                                            ---          .1
                                                                      --------     -------
           Net cash provided by (used for) financing activities          (45.0)       10.4

    Effect of exchange rate changes on cash                                2.3        (1.3)
                                                                      --------     -------

Cash and Cash Equivalents
    Increase (decrease) for the period                                    (8.7)        1.6
    Balance at the beginning of the period                                59.6        24.4
                                                                      --------     -------

    Balance at the end of the period                                  $   50.9     $  26.0
                                                                      ========     =======


See notes to unaudited condensed consolidated financial statements.

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        NMHG HOLDING CO. AND SUBSIDIARIES

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                           ---------------------
                                                                             2002         2001
                                                                           --------     --------
                                                                               (in millions)
Common Stock                                                               $    ---   $      ---
                                                                           --------     --------
Capital in Excess of Par Value                                                198.2        198.2
                                                                           --------     --------

Retained Earnings
  Beginning balance                                                           229.5        283.9
  Net income                                                                    3.1          9.5
  Cash dividends declared                                                     (15.0)        (5.0)
                                                                           --------     --------
                                                                              217.6        288.4
                                                                           --------     --------

Accumulated Other Comprehensive Income (Loss)
  Beginning balance                                                           (45.7)       (19.1)
  Foreign currency translation adjustment                                      11.6        (17.1)
  Cumulative effect of change in accounting for derivatives and
      hedging                                                                   0.7         (0.7)
  Reclassification from Cumulative effect of change in accounting for
      derivatives and hedging to Deferred loss on cash flow hedging            (0.7)         ---
  Reclassification of hedging activity into earnings                            1.8          ---
  Current period cash flow hedging activity                                     1.7         (2.1)
                                                                           --------     --------
                                                                              (30.6)       (39.0)
                                                                           --------     --------
    Total Stockholder's Equity                                             $  385.2     $  447.6
                                                                           ========     ========

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NMHG HOLDING CO. AND SUBSIDIARIES
                                  JUNE 30, 2002
                          (Tabular Amounts in Millions)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of NMHG Holding Co. ("NMHG Holding," the parent company), a Delaware corporation, and its wholly owned subsidiaries, NACCO Materials
Handling Group, Inc. ("NMHG Wholesale") and NMHG Distribution Co. ("NMHG Retail") (collectively, "NMHG" or the "Company). NMHG Holding is a wholly owned subsidiary of NACCO Industries, Inc. ("NACCO"). The Company's subsidiaries operate in the lift truck industry. NMHG segments its lift truck operations into two components: wholesale manufacturing and retail distribution. Intercompany accounts and transactions have been eliminated.

NMHG designs, engineers, manufactures, sells, services and leases a full line of lift trucks and service parts marketed worldwide under the Hyster(R) and Yale(R) brand names. NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. NMHG Retail includes the sale, service and rental of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2002 and the results of its operations and cash flows for the three and six month periods ended June 30, 2002 and 2001 and changes in stockholder's equity for the six month periods ended June 30, 2002 and 2001 have been included.

Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended December 31, 2001 included in the Company's Registration Statement on Form S-4, as amended.

Note 2 - Inventories

Inventories are summarized as follows:


                                                              (UNAUDITED)             (AUDITED)
                                                                JUNE 30,             DECEMBER 31,
                                                                  2002                   2001
                                                              -----------            -----------
    Manufactured inventories:
      Finished goods and service parts                        $      92.6            $      99.6
      Raw materials and work in process                             110.1                  111.4
                                                              -----------            -----------
        Total manufactured inventories                              202.7                  211.0

    Retail inventories                                               32.2                   35.8
                                                              -----------            -----------
         Total inventories at FIFO                                  234.9                  246.8

    LIFO reserve                                                    (10.9)                (12.3)
                                                              -----------            -----------
                                                              $     224.0            $     234.5
                                                              ===========            ===========


The cost of certain manufactured and retail inventories has been determined using the LIFO method. At June 30, 2002 and December 31, 2001, 62 and 68 percent of total inventories, respectively, were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.

Note 3 - Restructuring Charges

The changes to the Company's restructuring accruals since December 31, 2001 are as follows:

                                                         Curtailment
                                                           Losses -
                                                         Pension and
                                                           Other Post-
                                               Lease     Employment
                                  Severance  Impairment    Benefits     Total
                                  ---------  ----------    --------     -----
NMHG Wholesale
 Balance at December 31, 2001      $  5.3       $  ---      $  7.5     $  12.8
  Foreign currency effect              .2          ---         ---          .2
  Payments                           (2.8)         ---         ---        (2.8)
                                   ------        -----      ------     -------
 Balance at June 30, 2002          $  2.7       $  ---      $  7.5     $  10.2
                                   ======       ======      ======     =======

NMHG Retail
 Balance at December 31, 2001      $  3.9       $   .4      $  ---     $   4.3
  Payments                            (.9)         (.1)        ---        (1.0)
                                   ------       ------      ------     -------
 Balance at June 30, 2002          $  3.0       $   .3      $  ---     $   3.3
                                   ======       ======      ======     =======


NMHG Wholesale: The reserve balance at NMHG Wholesale consists of two restructuring programs: the 2001 closure of the Danville, Illinois facility and the restructuring of the European wholesale operations initiated in 2001. The Danville program, which was approved and accrued in December 2000, was essentially completed in 2001. In the first half of 2002, severance payments of $2.0 million were made to approximately 215 employees which reduced the ending severance reserve balance related to the Danville closure to $0.1 million. The reserve balance for curtailment losses relating to pension and other post-employment benefits relates entirely to the closure of the Danville facility and will not be paid until employees reach retirement age. In the first half of 2002, NMHG Wholesale recognized a charge of approximately $1.4 million, which had not previously been accrued and is not included in the table above, related primarily to the costs of the idle Danville facility. Cost savings primarily from reduced employee wages and benefits of approximately $3.1 million pre-tax were recognized in the first half of 2002 related to this program. Cost savings primarily from reduced employee wages and benefits, net of idle facility costs, are estimated to be $5.8 million pre-tax for the remainder of 2002 and $13.4 million annually thereafter, as a result of anticipated improved manufacturing efficiencies and reduced fixed factory overhead. Although a significant portion of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies.

In 2001, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax for severance and other employee benefits to be paid to approximately 285 direct and indirect factory labor and administrative personnel in Europe. Of this amount, $3.2 million remained unpaid as of December 31, 2001. Payments of $0.8 million were made in the first half of 2002 to approximately 40 employees. The majority of the headcount reductions were made by the end of the first half of 2002. Pursuant to local country requirements, the remaining headcount reductions will be initiated in the second half of 2002, with the initiation of severance payments thereafter. Cost savings primarily from reduced employee wages and benefits of approximately $1.9 million pre-tax were recognized in the first half of 2002 related to this program. Cost savings primarily from reduced employee wages and benefits for the remainder of 2002 are estimated to be $5.0 million pre-tax. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies.


NMHG Retail: NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax, in 2001, of which $0.4 million relates to lease termination costs and $4.3 million relates to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. During 2001, severance payments of $0.4 million were made to approximately 40 employees. In the first half of 2002, severance payments of $0.9 million were made to approximately 10 employees. A majority of the headcount reductions were made by the end of the first half of 2002. The majority of the severance amount accrued is expected to be paid by December 31,

2002. Cost savings primarily from reduced employee wages, employee benefits and lease costs of approximately $1.3 million pre-tax were recognized in the first half of 2002 related to this program. Cost savings primarily from reduced employee wages, employee benefits and lease costs for the remainder of 2002 are estimated to be $1.6 million pre-tax. Estimated benefits could be reduced by additional severance payments, if any, made to employees above the statutory or contractually required amount that was accrued in 2001.


Note 4 - Accounting for Goodwill

On January 1, 2002,  the  Company  adopted  Statement  of  Financial  Accounting
Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This Statement establishes accounting and reporting standards for goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Goodwill and other intangibles that have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives, which are no longer limited to 40 years. Effective January 1, 2002, the Company discontinued amortization of its goodwill in accordance with this Statement. The amortization periods of the Company's other intangible assets were not revised as a result of the adoption of this Statement. Adjusted net income (loss) assuming the adoption of this Statement in the prior year, is as follows:

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30                          JUNE 30
                                             ---------------------------       -------------------------
                                                2002             2001            2002             2001
                                             ---------         ---------       --------         --------
  Reported net income (loss)                 $    (1.2)        $     1.2       $    3.1         $    9.5
  Add back:  goodwill amortization                 ---               3.3            ---              6.5
                                             ---------         ---------       --------         --------
  Adjusted net income (loss)                 $    (1.2)        $     4.5       $    3.1         $   16.0
                                             =========         =========       ========         ========


In addition, this Statement requires goodwill to be tested for impairment at the beginning of the fiscal year of adoption, January 1, 2002 for the Company, and, thereafter, at least annually at a level of reporting defined in the Statement as a "reporting unit," using a two-step process. The first step requires comparison of the reporting unit's fair market value to its carrying value. If the fair market value of the reporting unit exceeds its carrying value, no further analysis is necessary and goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair market value, then the second step, as defined in the Statement, must be completed. The second step, if necessary, requires the determination of the fair market value of each existing asset and liability of the applicable reporting unit to enable the derivation of the "implied" fair market value of goodwill. If the implied fair market value of goodwill is less than the carrying value of goodwill, then an impairment loss must be recognized.

During the second quarter of 2002, the Company completed its impairment testing of goodwill as described above. For each of the Company's reporting units, the fair market value of the reporting unit exceeded the reporting unit's carrying value; therefore, there is no goodwill impairment as of the testing date, January 1, 2002.

The process to test goodwill for impairment included an allocation of goodwill among the Company's reporting units. As a result of this allocation process, goodwill that was previously reported in the Company's reportable segment, NMHG Retail, was reallocated to NMHG Wholesale. This reallocation was primarily based on an analysis of the synergy benefits that arose as a result of the acquisitions of the retail dealerships. As a result, goodwill of approximately $40.3 million that was previously reported in NMHG Retail is now reported in NMHG Wholesale.

Following is a summary of the changes in goodwill during the first half of 2002:

                                                             Carrying Amount of Goodwill
                                                             ---------------------------
                                                       NMHG              NMHG              NMHG
                                                     Wholesale          Retail         Consolidated
                                                     ---------          ------         ------------

     Balance at December 31, 2001                    $   304.6         $  39.6           $   344.2
       Reclassification to other intangibles               ---            (1.8)               (1.8)
       Reallocation among segments                        40.3           (40.3)                ---
       Foreign currency translation                         .4             2.5                 2.9
                                                     ---------         -------           ---------
     Balance at June 30, 2002                        $   345.3         $   ---           $   345.3
                                                     =========         =======           =========


During the first half of 2002, $1.8 million that was previously preliminarily classified as goodwill relating to an acquisition of a retail dealership in 2001 was reclassified to other intangibles.

The balance of other intangible assets, which continue to be subject to amortization and relate to assets acquired prior to January 1, 2002, is as follows at June 30, 2002:


                                                                Other Intangibles
                                                  -----------------------------------------------

                                                  Gross Carrying      Accumulated           Net
                                                      Amount          Amortization        Balance
                                                  --------------      ------------        -------
     Balance at June 30, 2002
       Other intangibles                             $    1.8          $    (.2)         $    1.6
                                                     ========          ========          ========


Amortization of these intangibles began in the second quarter of 2002. Expected annual amortization expense of other intangible assets for the next five years is as follows: $0.3 million in 2002, $0.2 million in 2003, $0.2 million in 2004, $0.2 million 2005 and $0.2 million in 2006.


Note 5 - Debt Financing

NMHG: On May 9, 2002, NMHG replaced its primary financing agreement, an unsecured floating-rate revolving line of credit with availability of $350.0 million, certain other lines of credit with availability of $28.6 million and a program to sell accounts receivable in Europe, with the proceeds from the private placement of $250.0 million of 10% unsecured Senior Notes due 2009 and borrowings under a secured, floating-rate revolving credit facility which expires in May 2005. The proceeds from the Senior Notes were reduced by an original issue discount of $3.1 million.

The $250.0 million of 10% Senior Notes mature on May 15, 2009. The Senior Notes are senior unsecured obligations of NMHG Holding Co. and are guaranteed by substantially all of NMHG's domestic subsidiaries. NMHG has filed a registration statement on Form S-4 to exchange the Senior Notes for notes with substantially identical terms registered with the SEC. NMHG Holding Co. has the option to redeem all or a portion of the Senior Notes on or after May 15, 2006 at the redemption prices set forth in the Indenture governing the Senior Notes.

Availability under the new revolving credit facility is up to $175.0 million and is governed by a borrowing base based on advance rates against the inventory and accounts receivable of the "borrowers." Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. The borrowers, as defined in the new revolving credit facility, include NMHG Holding Co. and certain domestic and foreign subsidiaries of NMHG Holding Co. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The initial applicable margins, effective through September 30, 2002, for base rate loans and LIBOR loans are 2.00% and 3.00%, respectively. The new revolving credit facility also requires a fee of 0.5% per annum on the unused commitment. Subsequent to September 30, 2002, the margins and unused commitment fee will be subject to adjustment based on a leverage ratio.

At June 30, 2002, the borrowing capacity under this facility, both domestic and foreign, was $79.9 million, which has been reduced by the commitments or availability under certain foreign credit facilities and an excess availability requirement of $15.0 million, as described below. Borrowings outstanding under this facility were $34.9 million at June 30, 2002. The domestic floating rate of interest applicable to this facility on June 30, 2002 was 6.75%, including the applicable floating rate margin. The new revolving credit facility includes a subfacility for foreign borrowers which can be denominated in British pounds sterling or euro. The foreign floating rate of interest applicable to this subfacility on June 30, 2002 was 7.18%, including the applicable floating rate margin. Included in the borrowing capacity is a $15.0 million overdraft facility available to foreign borrowers. The initial applicable margin, effective through September 30, 2002, for overdraft loans is 3.25% above the London base rate, as defined. The new revolving credit facility is guaranteed by certain domestic and foreign subsidiaries of NMHG Holding Co. and secured by substantially all of the assets, other than property, plant and equipment, of the borrowers and guarantors, both domestic and foreign, under the facility.

The terms of the new revolving credit facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately U.S. $18.1 million on June 30, 2002, denominated in Australian dollars, reduced the amount of availability under the new revolving credit facility. In addition, availability under the new revolving credit facility was reduced by $5.5 million for a working capital facility denominated in Chinese yuan. If the commitments or availability under these facilities are increased, availability under the new revolving credit facility will be reduced. The $79.9 million of capacity under the new revolving credit facility at June 30, 2002 reflected the reduction of these foreign credit facilities.

Both the new revolving credit facility and terms of the Senior Notes include restrictive covenants which, among other things, limit dividends to NACCO. The new revolving credit facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. The borrowers must maintain aggregate excess availability under the new revolving credit facility of at least $15.0 million.

NMHG paid financing fees of approximately $13.0 million related to this refinancing. These fees were deferred and will be amortized as interest expense in the statement of operations over the respective terms of the new financing facilities.

As a result of the refinancing of NMHG's floating-rate revolving credit facility, NMHG's interest rate swap agreements no longer qualify for hedge accounting treatment in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As such, the mark-to-market of these interest rate swap agreements will be recognized in the statement of operations until the interest rate swap agreements are terminated or expire. Prior to the refinancing, the mark-to-market of interest rate swap agreements that qualified for hedge accounting treatment was recognized as a component of other comprehensive income (loss) in stockholder's equity.

Prior to the cessation of hedge accounting resulting from the May 9, 2002 refinancing, the balance in other comprehensive income (loss) for all of NMHG's interest rate swap agreements was a pre-tax loss of $4.2 million ($2.6 million after-tax). This balance is being amortized into the statement of operations over the remaining lives of the interest rate swap agreements in accordance with the provisions in SFAS No. 133, as amended. The amount of amortization of accumulated other comprehensive income included in the statement of operations for each of the three and six months ended June 30, 2002 was a pre-tax expense of $0.9 million. At June 30, 2002, NMHG held interest rate swap agreements with a notional amount of $335.0 million and a fair market value of a payable of $10.7 million. The mark-to-market of the interest rate swap agreements that was included in the statement of operations during the second quarter of 2002 and the first six months of 2002 was an expense of $2.2 million and $1.9 million, respectively.

On June 27, 2002, NMHG terminated certain interest rate swap agreements, which required cash settlement on July 1, 2002. The combined notional amount and fair market value of the interest rate swap agreements terminated was $100.0 million and a payable of $5.5 million on the date of termination. The amount of the deferred loss remaining in accumulated other comprehensive income (loss) relating to these interest rate swap agreements will continue to be amortized over the original lives of the terminated interest rate swap agreements.

Note 6 - Asset Impairment

In the second quarter of 2002, NMHG Wholesale recognized an impairment loss of approximately $0.8 million, included on the line selling, general and administrative expenses in the accompanying statement of operations, on certain property, primarily land, owned in South America due to an estimated decline in value provided by broker quotes.

Note  7  -  Condensed   Consolidating   Guarantor  and  Non-Guarantor  Financial
Information

The following tables set forth the condensed consolidating statements of operations and cash flows for each of the three and six month periods ended June 30, 2002 and 2001 and the condensed consolidating balance sheets as of June 30, 2002 and December 31, 2001. The following information is included as a result of the guarantee of the Senior Notes (as discussed in Note 5) by each of NMHG's wholly owned U.S. subsidiaries ("Guarantor Companies"). None of the Company's other subsidiaries has guaranteed the Senior Notes. Each of the guarantees is joint and several and full and unconditional. "NMHG Holding" includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method.

            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                  (In millions)


                                                  NMHG           Guarantor      Non-Guarantor   Consolidating      NMHG
                                                Holding Co.      Companies        Companies     Eliminations    Consolidated
                                                -----------      ---------        ---------     ------------    ------------

Revenues                                         $     ---        $  248.3        $   181.0        $ (40.6)      $   388.7


Cost of sales                                          ---           206.1            154.1          (40.0)          320.2
All other operating expenses                           ---            31.0             26.9             .2            58.1
                                                 ---------        --------        ---------        -------       ---------


Operating profit (loss)                                ---            11.2              ---            (.8)           10.4

Interest expense                                      (1.8)           (5.7)            (2.2)           1.1            (8.6)
Other income (expenses)                                ---            (2.5)            (1.7)           ---            (4.2)
                                                 ---------        --------        ---------        -------       ---------

Income (loss) before income
   taxes, minority interest and
   equity in unconsolidated
   affiliates                                         (1.8)            3.0             (3.9)            .3            (2.4)


Income tax (expense) benefit                            .8             1.7             (1.6)           (.2)             .7


Minority interest income                               ---             ---               .3            ---              .3

Equity in unconsolidated
   affiliates                                          (.2)             .2              ---             .2              .2
                                                 ---------        --------        ---------         -------      ---------

  Net income (loss)                              $    (1.2)       $    4.9        $    (5.2)       $    .3       $    (1.2)
                                                 ==========       =========       =========        =======       =========

            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                  (In millions)


                                               NMHG             Guarantor        Non-Guarantor        Consolidating         NMHG
                                            Holding Co.         Companies          Companies          Eliminations      Consolidated
                                            -----------         ---------          ---------          ------------      ------------
Revenues                                     $     ---          $   283.1          $    177.9          $    (16.3)       $   444.7

Cost of sales                                      ---              244.3               144.6               (16.2)           372.7
All other operating expenses                       ---               35.9                32.5                  .3             68.7
                                             ---------          ---------          ----------          ----------         --------

Operating profit (loss)                            ---                2.9                  .8                 (.4)             3.3

Interest expense                                   (.2)              (3.7)               (3.2)                1.1             (6.0)
Other income (expenses)                            ---                4.1                  .5                 ---              4.6
                                             ---------          ---------          ----------          ----------         --------

Income (loss) before income
   taxes, minority interest and
   equity in unconsolidated
   affiliates                                      (.2)               3.3                (1.9)                 .7              1.9

Income tax (expense) benefit                       (.4)              (1.6)                 .6                 ---             (1.4)

Minority interest income                           ---                ---                  .2                 ---               .2

Equity in unconsolidated
   affiliates                                      1.8                 .5                 ---                (1.8)              .5
                                             ---------          ---------          ----------          ----------         --------

  Net income (loss)                          $     1.2          $     2.2          $     (1.1)         $     (1.1)        $    1.2
                                             =========          =========          ==========          ==========         ========

            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                  (In millions)

                                                 NMHG          Guarantor        Non-Guarantor       Consolidating          NMHG
                                               Holding Co.     Companies          Companies         Eliminations       Consolidated
                                               -----------     ---------          ---------         ------------       ------------
Revenues                                        $     ---     $    487.4          $    362.3         $    (89.2)        $   760.5

Cost of sales                                         ---          414.3               305.2              (89.2)            630.3
All other operating expenses                          ---           61.7                51.5                ---             113.2
                                                ---------      ---------           ---------         ----------         ---------

Operating profit                                      ---           11.4                 5.6                ---              17.0

Interest expense                                     (3.6)          (8.2)               (2.3)               ---             (14.1)
Other income (expenses)                               ---           (1.1)               (2.0)               ---              (3.1)
                                                ---------      ---------           ---------         ----------         ---------

Income (loss) before income
   taxes, minority interest and
   equity in unconsolidated
   affiliates                                        (3.6)           2.1                 1.3                ---               (.2)

Income tax (expense) benefit                          1.4            1.8                (1.6)               ---               1.6

Minority interest income                              ---            ---                  .5                ---                .5

Equity in unconsolidated
   affiliates                                         5.3            1.2                 ---               (5.3)              1.2
                                                ---------      ---------           ---------         ----------         ---------

  Net income (loss)                             $     3.1      $     5.1           $      .2         $     (5.3)        $     3.1
                                                =========      =========           =========         ==========         =========

            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (In millions)

                                                   NMHG           Guarantor     Non-Guarantor       Consolidating           NMHG
                                                Holding Co.       Companies       Companies         Eliminations        Consolidated
                                                -----------       ---------       ---------         ------------        ------------
Revenues                                         $     ---       $    632.2       $    403.9         $    (95.8)        $    940.3

Cost of sales                                          ---            538.7            337.2              (96.4)             779.5
All other operating expenses                           ---             72.1             64.7                ---              136.8
                                                 ---------        ---------       ----------         ----------          ---------

Operating profit                                       ---             21.4              2.0                 .6               24.0

Interest expense                                       (.5)            (6.9)            (3.8)               ---              (11.2)
Other income (expenses)                                ---              4.1               .8                ---                4.9
                                                 ---------        ---------       ----------         ----------          ---------

Income (loss) before income
   taxes, minority interest and
   equity in unconsolidated
   affiliates                                          (.5)            18.6             (1.0)                .6               17.7

Income tax (expense) benefit                            .2            (10.0)              .6                ---               (9.2)

Minority interest income                               ---              ---               .4                ---                 .4

Equity in unconsolidated
   affiliates                                          9.8              1.9              ---               (9.8)               1.9
                                                 ---------        ---------       ----------         ----------          ---------

Income (loss) before
   cumulative effect of
   accounting changes                                  9.5             10.5              ---               (9.2)              10.8

Cumulative effect of
   accounting changes                                  ---              (.9)             (.4)               ---               (1.3)
                                                 ---------        ---------       ----------         ----------          ---------

  Net income (loss)                              $     9.5        $     9.6       $      (.4)        $     (9.2)         $     9.5
                                                 =========        =========       ==========         ==========          =========


                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2002
                                  (In millions)


                                                   NMHG           Guarantor        Non-Guarantor      Consolidating        NMHG
                                                 Holding Co.      Companies          Companies        Eliminations     Consolidated
                                                 -----------      ---------          ---------        ------------     ------------
Cash and cash equivalents                           $    ---      $      11.9         $     39.0        $      ---       $     50.9
Accounts and notes receivable, net                     274.6            111.9              172.6            (352.8)           206.3
Inventories                                              ---            118.7              105.3               ---            224.0
Other current assets                                     3.8             34.9               12.6              (2.1)            49.2
                                                    --------      -----------         ----------        ----------       ----------
  Total current assets                                 278.4            277.4              329.5            (354.9)           530.4

Property, plant and equipment, net                       ---            156.5              118.3               ---            274.8
Goodwill, net                                            ---            307.3               38.0               ---            345.3
Other non-current assets                               376.9            310.0               18.9            (639.7)            66.1
                                                    --------      -----------         ----------        ----------       ----------
Total Assets                                        $  655.3      $   1,051.2         $    504.7        $   (994.6)      $  1,216.6
                                                    ========      ===========         ==========        ==========       ==========

Accounts and intercompany notes payable             $    ---      $     401.7         $    133.3        $   (346.3)      $    188.7
Other current liabilities                               23.0            116.6              119.8              (6.2)           253.2
                                                    --------      -----------         ----------        ----------       ----------
  Total current liabilities                             23.0            518.3              253.1            (352.5)           441.9

Long-term debt                                         247.0              3.0               22.9               ---            272.9
Other long-term liabilities                               .1             93.1               27.8              (4.4)           116.6

Stockholder's equity                                   385.2            436.8              200.9            (637.7)           385.2
                                                    --------      -----------         ----------        ----------       ----------
Total liabilities and stockholder's equity          $  655.3      $   1,051.2         $    504.7        $   (994.6)      $  1,216.6
                                                    ========      ===========         ==========        ==========       ==========

                  AUDITED CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2001
                                  (In millions)

                                                     NMHG           Guarantor       Non-Guarantor    Consolidating        NMHG
                                                   Holding Co.      Companies         Companies      Eliminations     Consolidated
                                                  -----------       ---------         ---------      ------------     ------------

Cash and cash equivalents                            $    ---       $     21.9         $     37.7     $       ---       $     59.6
Accounts and notes receivable, net                        ---            211.9              225.8          (272.1)           165.6
Inventories                                               ---            136.9               97.8             (.2)           234.5
Other current assets                                      2.6             55.4               10.2             ---             68.2
                                                     --------       ----------         ----------     -----------       ----------
  Total current assets                                    2.6            426.1              371.5          (272.3)           527.9

Property, plant and equipment, net                        ---            163.0              118.0             (.5)           280.5
Goodwill, net                                             ---            307.3               36.9             ---            344.2
Other non-current assets                                476.7            360.3               31.6          (816.1)            52.5
                                                     --------       ----------         ----------     -----------       ----------
Total Assets                                         $  479.3       $  1,256.7         $    558.0     $  (1,088.9)      $  1,205.1
                                                     ========       ==========         ==========     ===========       ==========

Accounts and intercompany notes payable              $   96.3       $    154.4         $    200.7     $    (274.7)      $    176.7
Other current liabilities                                  .9            391.8              109.5            (1.0)           501.2
                                                     --------       ----------         ----------     -----------       ----------
  Total current liabilities                              97.2            546.2              310.2          (275.7)           677.9

Long-term debt                                            ---              3.2               24.5             ---             27.7
Other long-term liabilities                                .1             95.0               28.1            (5.7)           117.5

Stockholder's equity                                    382.0            612.3              195.2          (807.5)           382.0
                                                     --------       ----------         ----------     -----------       ----------
Total liabilities and stockholder's equity           $  479.3       $  1,256.7         $    558.0     $  (1,088.9)      $  1,205.1
                                                     ========       ==========         ==========     ===========       ==========

            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                  (In millions)


                                                       NMHG          Guarantor    Non-Guarantor      Consolidating        NMHG
                                                     Holding Co.     Companies      Companies        Eliminations     Consolidated
                                                     -----------     ---------      ---------        ------------     ------------
Net cash provided by (used for) operating activities  $   (3.4)      $    44.5      $       .4         $     .2        $    41.7

Investing activities
  Expenditures for property, plant and equipment           ---            (6.1)           (2.5)             (.5)            (9.1)
  Proceeds from the sale of property, plant and
    equipment                                              ---              .4              .3              ---               .7
  Other-net                                              132.7              .7             ---           (132.7)              .7
                                                      --------       ---------      ----------         --------        ---------
  Net cash provided by (used for) investing activities   132.7            (5.0)           (2.2)          (133.2)            (7.7)

Financing activities
  Additions to long-term debt and revolving
    credit agreements                                    266.2             4.5            17.5              ---            288.2
  Reductions of long-term debt and revolving
    credit agreements                                      ---          (277.1)          (20.1)             ---           (297.2)
  Notes receivable/payable, affiliates                  (367.6)          355.9             3.4               .3             (8.0)
  Other-net                                              (27.9)         (132.8)            ---            132.7            (28.0)
                                                      --------       ---------      ----------         --------        ---------
  Net cash provided by (used for) financing activities  (129.3)          (49.5)             .8            133.0            (45.0)

Effect of exchange rate changes on cash                    ---             ---             2.3              ---              2.3
                                                      --------       ---------      ----------         --------        ---------

Cash and cash equivalents
Increase (decrease) for the period                         ---           (10.0)            1.3              ---             (8.7)
Balance at the beginning of the period                     ---            21.9            37.7              ---             59.6
                                                      --------       ---------      ----------         --------        ---------
Balance at the end of the period                      $    ---       $    11.9      $     39.0         $    ---        $    50.9
                                                      ========       =========      ==========         ========        =========

            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (In millions)


                                                          NMHG          Guarantor     Non-Guarantor     Consolidating      NMHG
                                                        Holding Co.     Companies       Companies       Eliminations    Consolidated
                                                        -----------     ---------       ---------       ------------    ------------
Net cash provided by (used for) operating activities      $   (1.3)       $   12.7        $      9.5       $     ---     $    20.9

Investing activities
  Expenditures for property, plant and equipment               ---           (18.2)            (13.5)            1.7         (30.0)
  Proceeds from the sale of property, plant and
    equipment                                                  ---             2.0               1.7             ---           3.7
  Other-net                                                    2.5              .4              (2.5)           (2.5)         (2.1)
                                                          --------        --------        ----------       ---------     ---------
  Net cash provided by (used for) investing activities         2.5           (15.8)            (14.3)            (.8)        (28.4)

Financing activities
  Additions to long-term debt and revolving credit
    agreements                                                 ---            37.4               5.4             ---          42.8
  Reductions of long-term debt and revolving credit
    agreements                                                 ---           (10.8)            (17.4)            ---         (28.2)
  Notes receivable/payable, affiliates                         1.3           (18.8)             18.0            (1.7)         (1.2)
  Other-net                                                   (2.5)           (2.7)              (.3)            2.5          (3.0)
                                                          --------        --------        ----------       ---------     ---------
  Net cash provided by (used for) financing activities        (1.2)            5.1               5.7              .8          10.4

Effect of exchange rate changes on cash                        ---             ---              (1.3)            ---          (1.3)
                                                          --------        --------        ----------       ---------     ---------

Cash and cash equivalents
Increase (decrease) for the period                             ---             2.0               (.4)            ---           1.6
Balance at the beginning of the period                         ---             2.8              21.6             ---          24.4
                                                          --------        --------        ----------       ---------     ---------
Balance at the end of the period                          $    ---        $    4.8        $     21.2       $     ---     $    26.0
                                                          ========        ========        ===========      =========     =========



Note 8 - Segment Information

Financial information for each of the Company's reportable segments, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is presented in the following table.

NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues, which are based on current market prices of similar third-party transactions, are indicated in the following table on the line "NMHG Eliminations" in the revenues section.


                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            JUNE 30                   JUNE 30
                                                      ------------------          ----------------
                                                      2002         2001          2002          2001
                                                   ---------     ---------     ---------     ---------
 REVENUES FROM EXTERNAL CUSTOMERS
     NMHG Wholesale                                $   347.2     $   392.0     $   674.9     $   834.9
     NMHG Retail                                        58.6          78.3         114.8         153.6
     NMHG Eliminations                                 (17.1)        (25.6)        (29.2)        (48.2)
                                                   ---------     ---------     ---------     ---------
   NMHG Consolidated                               $   388.7     $   444.7     $   760.5     $   940.3
                                                   =========     =========     =========     =========
 GROSS PROFIT
     NMHG Wholesale                                $    57.6     $    54.0     $   106.4     $   126.6
     NMHG Retail                                        10.6          16.5          22.9          32.0
     NMHG Eliminations                                    .3           1.5            .9           2.2
                                                   ---------     ---------     ---------     ---------
   NMHG Consolidated                               $    68.5     $    72.0     $   130.2     $   160.8
                                                   =========     =========     =========     =========
 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     NMHG Wholesale                                $    44.4     $    45.0     $    86.8     $    90.6
     NMHG Retail                                        14.0          20.6          27.0          40.2
     NMHG Eliminations                                   (.3)          (.2)          (.6)          (.5)
                                                   ---------     ---------     ---------     ---------
   NMHG Consolidated                               $    58.1     $    65.4     $   113.2     $   130.3
                                                   =========     =========     =========     =========
 AMORTIZATION OF GOODWILL*
     NMHG Wholesale                                $     ---     $     2.9     $     ---     $     5.8
     NMHG Retail                                         ---            .4           ---            .7
                                                   ---------     ---------     ---------     ---------
   NMHG Consolidated                               $     ---     $     3.3     $     ---     $     6.5
                                                   =========     =========     =========     =========
OPERATING PROFIT (LOSS)
    NMHG Wholesale                                 $    13.2     $     6.1     $    19.6     $    30.2
    NMHG Retail                                         (3.4)         (4.5)         (4.1)         (8.9)
    NMHG Eliminations                                     .6           1.7           1.5           2.7
                                                   ---------     ---------     ---------     ---------
  NMHG Consolidated                                $    10.4     $     3.3     $    17.0     $    24.0
                                                   =========     =========     =========     =========
OPERATING PROFIT (LOSS) EXCLUDING
GOODWILL AMORTIZATION
    NMHG Wholesale                                 $    13.2     $     9.0     $    19.6     $    36.0
    NMHG Retail                                         (3.4)         (4.1)         (4.1)         (8.2)
    NMHG Eliminations                                     .6           1.7           1.5           2.7
                                                   ---------     ---------     ---------     ---------
  NMHG Consolidated                                $    10.4     $     6.6     $    17.0     $    30.5
                                                   =========     =========     =========     =========



* Amortization of goodwill is not recognized in 2002 as a result of the adoption of SFAS No. 142 on January 1, 2002. See Note 4 for further discussion.

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30                JUNE 30
                                                   ------------------       ------------------
                                                     2002        2001        2002        2001
                                                   -------     -------     -------     -------
INTEREST EXPENSE
    NMHG Wholesale                                 $  (6.6)    $  (3.4)    $ (10.2)    $  (6.0)
    NMHG Retail                                        (.9)       (1.1)       (1.7)       (2.6)
    NMHG Eliminations                                 (1.1)       (1.5)       (2.2)       (2.6)
                                                   -------     -------     -------     -------
  NMHG Consolidated                                $  (8.6)    $  (6.0)    $ (14.1)    $ (11.2)
                                                   =======     =======     =======     =======
INTEREST INCOME
    NMHG Wholesale                                 $    .6     $    .9     $   1.2     $   1.8
    NMHG Retail                                        ---          .1         ---          .1
                                                   -------     -------     -------     -------
  NMHG Consolidated                                $    .6     $   1.0     $   1.2     $   1.9
                                                   =======     =======     =======     =======
OTHER-NET, INCOME (EXPENSE),
EXCLUDING INTEREST INCOME
    NMHG Wholesale                                 $  (3.6)    $   4.1     $  (2.1)    $   4.9
    NMHG Retail                                       (1.0)        ---        (1.0)        ---
                                                   -------     -------     -------     -------
  NMHG Consolidated                                $  (4.6)    $   4.1     $  (3.1)    $   4.9
                                                   =======     =======     =======     =======
INCOME TAX PROVISION (BENEFIT)
    NMHG Wholesale                                 $   1.4     $   3.0     $    .9     $  12.7
    NMHG Retail                                       (1.9)       (1.7)       (2.2)       (3.6)
    NMHG Eliminations                                  (.2)         .1         (.3)         .1
                                                   -------     -------     -------     -------
  NMHG Consolidated                                $   (.7)    $   1.4     $  (1.6)    $   9.2
                                                   =======     =======     =======     =======
NET INCOME (LOSS)
    NMHG Wholesale                                 $   2.5     $   4.9     $   8.1     $  17.3
    NMHG Retail                                       (3.4)       (3.8)       (4.6)       (7.8)
    NMHG Eliminations                                  (.3)         .1         (.4)        ---
                                                   -------     -------     -------     -------
  NMHG Consolidated                                $  (1.2)    $   1.2     $   3.1     $   9.5
                                                   =======     =======     =======     =======
DEPRECIATION, DEPLETION AND
    AMORTIZATION EXPENSE
    NMHG Wholesale                                 $   7.6     $  11.2     $  15.2     $  22.2
    NMHG Retail                                        2.5         3.2         5.5         6.9
                                                   -------     -------     -------     -------
  NMHG Consolidated                                $  10.1     $  14.4     $  20.7     $  29.1
                                                   =======     =======     =======     =======
CAPITAL EXPENDITURES
    NMHG Wholesale                                 $   2.4     $  12.3     $   7.8     $  21.5
    NMHG Retail                                         .5         8.0         1.3         8.5
                                                   -------     -------     -------     -------
  NMHG Consolidated                                $   2.9     $  20.3     $   9.1     $  30.0
                                                   =======     =======     =======     =======


                                                     JUNE 30           DECEMBER 31
                                                       2002                2001
                                                   -----------         -----------
TOTAL ASSETS
    NMHG Wholesale                                 $   1,113.7         $   1,164.9
    NMHG Retail                                          202.9               215.6
    NMHG Holding/Eliminations                           (100.0)             (175.4)
                                                   -----------         -----------
  NMHG Consolidated                                $   1,216.6         $   1,205.1
                                                   ===========         ===========

NACCO charges fees to its operating subsidiaries for services provided by the corporate headquarters. These services represent most of NACCO's operating expenses. The amounts charged were $1.7 million and $3.5 million for the three and six month periods ended June 30, 2002, respectively. This compares with $1.7 million and $3.4 million for the three and six month periods ended June 30, 2001, respectively.

Note 9 - Accounting Standards Not Yet Adopted

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires gains and losses on extinguishments of debt to be reclassified as income or loss from continuing operations rather than as extraordinary items as previously required by SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases to be treated as sale-leaseback transactions and modifies the accounting for subleases when the original lessee remains a secondary obligor, or guarantor. SFAS No.145 also rescinded SFAS No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections.

The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, with restatement of prior periods for any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods, as necessary. The remaining provisions of SFAS No. 145 are effective for transactions and reporting subsequent to May 15, 2002. The adoption of SFAS No. 145 did not have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that liabilities for one-time termination benefits that will be incurred over future service periods should be measured at the fair value as of the termination date and recognized over the future service period. This statement also requires that liabilities associated with disposal activities should be recorded when incurred. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item. The Company does not expect the adoption of this statement to have a material impact to the Company's financial position or results of operations.

                  Item 2 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                          (Tabular Amounts in Millions)

==========================================
Critical Accounting Policies and Estimates
==========================================

Please refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 26 through 28 in the Company's Registration Statement on Form S-4, as amended. In addition to those policies and estimates set forth in the Registration Statement, as a result of the adoption of SFAS No. 142, as discussed in Note 4 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, the Company also considers the accounting for its goodwill, which is a significant asset to the Company, to be a critical accounting policy. Changes in management's judgments and estimates could significantly affect the Company's analysis of the impairment of goodwill. To test goodwill for impairment, the Company is required to estimate the fair market value of each of its reporting units. Using management judgments, a model was developed to estimate the fair market value of the reporting units. This fair market value model incorporated the Company's estimates of future cash flows, estimated allocations of certain assets and cash flows among reporting units, estimates of future growth rates and management's judgment regarding the applicable discount rates to use to discount those estimated cash flows. Changes to these judgments and estimates could result in a significantly different estimate of the fair market value of the reporting units which could result in an impairment of goodwill.

================
FINANCIAL REVIEW
================

The segment and geographic results of operations for NMHG were as follows for the three months and six months ended June 30:


                                               THREE MONTHS              SIX MONTHS
                                          ---------------------     ---------------------
                                            2002         2001         2002         2001
                                          --------     --------     --------     --------
Revenues
    Wholesale
      Americas                            $  237.6     $  280.1     $  465.9     $  607.6
      Europe, Africa and Middle East          92.2         94.6        176.8        194.2
      Asia-Pacific                            17.4         17.3         32.2         33.1
                                          --------     --------     --------     --------
                                             347.2        392.0        674.9        834.9
                                          --------     --------     --------     --------
    Retail (net of eliminations)
      Americas                                 6.4          9.0         14.0         17.4
      Europe, Africa and Middle East          16.2         25.4         32.3         50.3
      Asia-Pacific                            18.9         18.3         39.3         37.7
                                          --------     --------     --------     --------
                                              41.5         52.7         85.6        105.4
                                           --------     --------     --------     --------
      NMHG Consolidated                   $  388.7     $  444.7     $  760.5     $  940.3
                                          ========     ========     ========     ========
Operating profit (loss)
    Wholesale
      Americas                            $   11.6     $    6.8     $   20.8     $   30.9
      Europe, Africa and Middle East           1.8          (.4)        (1.0)          .3
      Asia-Pacific                             (.2)         (.3)         (.2)        (1.0)
                                          --------     --------     --------     --------
                                              13.2          6.1         19.6         30.2
                                          --------     --------     --------     --------
    Retail (net of eliminations)
      Americas                                 (.4)         (.1)         (.2)        (1.0)
      Europe, Africa and Middle East            .7         (3.8)         1.0         (7.7)
      Asia-Pacific                            (3.1)         1.1         (3.4)         2.5
                                          --------     --------     --------     --------
                                              (2.8)        (2.8)        (2.6)        (6.2)
                                          --------     --------     --------     --------
      NMHG Consolidated                   $   10.4     $    3.3     $   17.0     $   24.0
                                          ========     ========     ========     ========



                                              THREE MONTHS                 SIX MONTHS
                                          --------------------      --------------------
                                            2002         2001         2002         2001
                                          -------      -------      -------      -------
Operating profit (loss) excluding
goodwill amortization
     Wholesale
       Americas                           $  11.6      $   8.7      $  20.8      $  34.8
       Europe, Africa and Middle East         1.8           .5         (1.0)         2.0
       Asia-Pacific                           (.2)         (.2)         (.2)         (.8)
                                          -------      -------      -------      -------
                                             13.2          9.0         19.6         36.0
                                          -------      -------      -------      -------
     Retail (net of eliminations)
       Americas                               (.4)         ---          (.2)         (.8)
       Europe, Africa and Middle East          .7         (3.7)         1.0         (7.5)
       Asia-Pacific                          (3.1)         1.3         (3.4)         2.8
                                          -------      -------      -------      -------
                                             (2.8)        (2.4)        (2.6)        (5.5)
                                          -------      -------      -------      -------
     NMHG Consolidated                    $  10.4      $   6.6      $  17.0      $  30.5
                                          =======      =======      =======      =======
Interest expense
     Wholesale                            $  (6.6)     $  (3.4)     $ (10.2)     $  (6.0)
     Retail (net of eliminations)            (2.0)        (2.6)        (3.9)        (5.2)
                                          -------      -------      -------      -------
     NMHG Consolidated                    $  (8.6)     $  (6.0)     $ (14.1)     $ (11.2)
                                          =======      =======      =======      =======
Other-net
     Wholesale                            $  (3.0)     $   5.0      $   (.9)     $   6.7
     Retail (net of eliminations)            (1.0)          .1         (1.0)          .1
                                          -------      -------      -------      -------
     NMHG Consolidated                    $  (4.0)     $   5.1      $  (1.9)     $   6.8
                                          =======      =======      =======      =======
Net income (loss)
     Wholesale                            $   2.5      $   4.9      $   8.1      $  17.3
     Retail (net of eliminations)            (3.7)        (3.7)        (5.0)        (7.8)
                                          -------      -------      -------      -------
     NMHG Consolidated                    $  (1.2)     $   1.2      $   3.1      $   9.5
                                          =======      =======      =======      =======

Effective tax rate
     Wholesale                               38.9%        39.0%        10.6%        41.1%
     Retail (including eliminations)         36.2%        30.2%        33.3%        31.0%
     NMHG Consolidated                       31.8%        58.3%      See (a)        46.9%


(a) The effective tax rate for the six months ended June 30, 2002 for NMHG Consolidated is not meaningful.

The effective tax rate for the six months ended June 30, 2002 is a low 10.6 percent for NMHG Wholesale and is not meaningful for NMHG Consolidated due to a $1.9 million tax benefit recognized in the first quarter of 2002 related to the recognition of previously generated losses in China, combined with a relatively low level of pre-tax income. These factors resulted in a net tax benefit for NMHG Consolidated generated on pre-tax income.

Second Quarter of 2002 Compared with Second Quarter of 2001

NMHG Wholesale: Revenues decreased to $347.2 million in the second quarter of 2002, down 11.4 percent from $392.0 million in the second quarter of 2001. The decline in revenues was largely due to decreased unit volume worldwide, as unit shipments declined 12.3 percent to 16,135 units in the second quarter of 2002 from 18,402 units in the second quarter of 2001.

Operating profit increased to $13.2 million in the second quarter of 2002 from $6.1 million in the second quarter of 2001. Operating profit improved despite a decrease in unit volume primarily due to (i) lower manufacturing costs driven by the completion of the Danville restructuring program in the fourth quarter of 2001 and global procurement and cost control programs, (ii) a favorable shift in mix to higher-margin lift trucks and (iii) the elimination of goodwill amortization of $2.9 million. See Note 3 and Note 4 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of the NMHG Wholesale restructuring programs and the adoption of SFAS No. 142, respectively.

Net income decreased to $2.5 million in the second quarter of 2002 from $4.9 million in the second quarter of 2001. Although operating profit increased for the second quarter of 2002 as compared with 2001, net income declined due to an increase in interest expense and other-net expenses. Interest expense increased in the second quarter of 2002 as compared with the second quarter of 2001 due to an increase in the average borrowings outstanding, an increase in interest rates and the amortization of deferred financing fees.

Both the increase in interest rates and the amortization of deferred financing fees relate to the refinancing of NMHG's debt during the second quarter of 2002. See Liquidity and Capital Resources. The increase in the average borrowings outstanding is primarily due to the December 2001 termination of the asset securitization program in the Americas effective December 2001, resulting in certain accounts receivables in the United States being financed with debt. In addition, the increase in the average borrowings outstanding is due to the May 9, 2002 termination of a program to sell accounts receivable in Europe effective May 9, 2002, resulting in certain accounts receivable in Europe being financed with debt.

In the second quarter of 2002, other-net includes a pre-tax expense of $3.1 million ($1.9 million after-tax) related to (i) the mark-to-market of interest rate swap agreements that no longer qualify for hedge accounting due to the refinancing of NMHG's debt and (ii) the recognition of previously deferred losses on these interest rate swap agreements. See further discussion in Note 5 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

Also affecting the year over year comparability of net income is a pre-tax insurance recovery of $5.2 million ($3.2 million after-tax) included in other-net in the second quarter of 2001 relating to flood damage in September 2000 at NMHG's Sumitomo-NACCO joint venture in Japan.

The worldwide backlog level increased to 17,500 units at June 30, 2002 from 14,100 units at June 30, 2001 and 16,300 units at the end of the first quarter of 2002 due to an increase in demand in the Americas and Europe.


NMHG Retail (net of eliminations): Revenues decreased to $41.5 million in the second quarter of 2002 from $52.7 million in the second quarter of 2001. This decrease is primarily due to the sale of retail dealerships in the fourth quarter of 2001 (the "sold operations"), which were included in the results for the second quarter of 2001, and decreased sales of new units worldwide. Revenues generated in the second quarter of 2001 by the sold operations were $6.7 million, net of intercompany eliminations.

Operating loss was unchanged at $2.8 million for both the second quarter of 2002 and the second quarter of 2001. Benefits from (i) lower operating costs in Europe resulting from restructuring programs implemented in 2001, (ii) the elimination of losses incurred by the sold operations in the second quarter of 2001 and (iii) the elimination of goodwill amortization were offset by the unfavorable effect of lower volumes and expenses for implementing cost reduction programs in Asia-Pacific.

Unchanged operating loss and a decrease in the interest expense incurred by NMHG Retail offset by unfavorable foreign currency movements included in other-net expenses, resulted in an unchanged net loss of $3.7 million for both the second quarter of 2002 and the second quarter of 2001.

First Six Months of 2002 Compared with First Six Months of 2001

NMHG Wholesale: Revenues decreased to $674.9 million in the first six months of 2002 from $834.9 million in the first six months of 2001. The decline in revenues was primarily driven by decreased unit volume and, to a lesser degree, decreased service parts sales in the Americas. The decrease was slightly offset by a favorable shift in mix to higher-priced lift trucks.

Operating profit decreased to $19.6 million in the first half of 2002 from $30.2 million in the first half of 2001. The decrease in operating profit was primarily driven by reduced unit and parts volume and the consequent negative impact of lower shipments on manufacturing overhead absorption. The decline in operating profit was partially offset by a shift in mix to higher-margin lift trucks; the positive impact from improvement programs initiated in 2001, including the completion of the Danville, Illinois, plant closure in the fourth quarter of 2001 and the benefits of procurement, restructuring and cost control programs; and the elimination of goodwill amortization as a result of the adoption of SFAS No. 142.

Net income decreased to $8.1 million in the first six months of 2002 from $17.3 million in the first six months of 2001 as a result of the factors affecting operating profit and additional interest and other-net expenses due to the factors discussed for the second quarter operating results, above. Net income for the first six months of 2001 also included a $1.3 million after-tax charge for the cumulative effect of accounting changes for derivatives and pension costs.


NMHG Retail (net of eliminations): Revenues decreased to $85.6 million for the first six months of 2002 from $105.4 million for the first six months of 2001. Revenues for the first six months of 2001 include $12.4 million of revenues generated by the sold operations. Revenues also declined year over year due to decreased volumes of new units. Operating loss in the first six months of 2002 was $2.6 million compared with an operating loss of $6.2 million in the first six months of 2001. Operating results improved primarily due to (i) lower operating costs in Europe resulting from restructuring programs implemented in 2001, (ii) the elimination of losses incurred by the sold operations in the second half of 2001 and (iii) the elimination of goodwill amortization, partially offset by the unfavorable effect of lower volumes and expenses for implementing cost reduction programs in Asia-Pacific. Net loss was $5.0 million for the six months ended June 30, 2002 compared with $7.8 million for the first six months of 2001, primarily due to the factors affecting operating loss.


LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $7.8 million for NMHG Wholesale and $1.3 million for NMHG Retail during the first half of 2002. These capital expenditures include investments in machinery and equipment, tooling for new products, information systems and lease and rental fleet. It is estimated that NMHG's capital expenditures for the remainder of 2002 will be approximately $9.0 million for NMHG Wholesale and $1.3 million for NMHG Retail. Planned expenditures for the remainder of 2002 include tooling for new products, investments in worldwide information systems and additions to retail lease and rental fleet. The principal sources of financing for these capital expenditures are internally generated funds and bank borrowings.

During the first half of 2002, NMHG Retail entered into operating lease agreements, primarily for rental equipment, with future minimum lease payments of approximately $5.6 million in 2002, $6.1 million in 2003, $4.9 million in 2004, $4.7 million in 2005, $3.0 million in 2006 and $1.9 million thereafter, for a total increase in NMHG's operating lease obligations of $26.2 million since December 31, 2001. In addition to these new operating lease agreements, NMHG also refinanced certain of its debt financing (see discussion below). Since December 31, 2001, there have been no other significant changes in the total amount of NMHG's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company's Registration Statement on Form S-4, as amended, for the year ended December 31, 2001.

On May 9, 2002, NMHG replaced its primary financing agreement, an unsecured floating-rate revolving line of credit with availability of $350.0 million, certain other lines of credit with availability of $28.6 million and a program to sell accounts receivable in Europe, with the proceeds from the private placement of $250.0 million of 10% unsecured Senior Notes due 2009 and borrowings under a secured, floating-rate revolving credit facility which expires in May 2005. The proceeds from the Senior Notes were reduced by an original issue discount of $3.1 million.

The $250.0 million of 10% Senior Notes mature on May 15, 2009. The Senior Notes are senior unsecured obligations of NMHG Holding Co. and are guaranteed by substantially all of NMHG's domestic subsidiaries. NMHG has filed a registration statement on Form S-4 to exchange the Senior Notes for notes with substantially identical terms registered with the SEC. NMHG Holding Co. has the option to redeem all or a portion of the Senior Notes on or after May 15, 2006 at the redemption prices set forth in the Indenture governing the Senior Notes.

Availability under the new revolving credit facility is up to $175.0 million and is governed by a borrowing base based on advance rates against the inventory and accounts receivable of the "borrowers." Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. The borrowers, as defined in the new revolving credit facility, include NMHG Holding Co. and certain domestic and foreign subsidiaries of NMHG Holding Co. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The initial applicable margins, effective through September 30, 2002, for base rate loans and LIBOR loans are 2.00% and 3.00%, respectively. The new revolving credit facility also requires a fee of 0.5% per annum on the unused commitment. Subsequent to September 30, 2002, the margins and unused commitment fee will be subject to adjustment based on a leverage ratio.

At June 30, 2002, the borrowing capacity under this facility, both domestic and foreign, was $79.9 million, which has been reduced by the commitments or availability under certain foreign credit facilities and an excess availability requirement of $15.0 million, as described below. Borrowings outstanding under this facility were $34.9 million at June 30, 2002. The domestic floating rate of interest applicable to this facility on June 30, 2002 was 6.75%, including the applicable floating rate margin. The new revolving credit facility includes a subfacility for foreign borrowers which can be denominated in British pounds sterling or euro. The foreign floating rate of interest applicable to this subfacility on June 30, 2002 was 7.18%, including the applicable floating rate margin. Included in the borrowing capacity is a $15.0 million overdraft facility available to foreign borrowers. The initial applicable margin, effective through September 30, 2002, for overdraft loans is 3.25% above the London base rate, as defined. The new revolving credit facility is guaranteed by certain domestic and foreign subsidiaries of NMHG Holding Co. and secured by substantially all of the assets, other than property, plant and equipment, of the borrowers and guarantors, both domestic and foreign, under the facility.

The terms of the new revolving credit facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately U.S. $18.1 million on June 30, 2002, denominated in Australian dollars, reduced the amount of availability under the new revolving credit facility. In addition, availability under the new revolving credit facility was reduced by $5.5 million for a working capital facility denominated in Chinese yuan. If the commitments or availability under these facilities are increased, availability under the new revolving credit facility will be reduced. The $79.9 million of capacity under the new revolving credit facility at June 30, 2002 reflected the reduction of these foreign credit facilities.

Both the new revolving credit facility and terms of the Senior Notes include restrictive covenants which, among other things, limit dividends to NACCO. The new revolving credit facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. The borrowers must maintain aggregate excess availability under the new revolving credit facility of at least $15.0 million.

NMHG paid financing fees of approximately $13.0 million related to this refinancing. These fees were deferred and will be amortized as interest expense in the statement of operations over the respective terms of the new financing facilities.

As a result of the refinancing of NMHG's floating-rate revolving credit facility, NMHG's interest rate swap agreements no longer qualify for hedge accounting treatment in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. See further discussion in Note 5 to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

NMHG believes that funds available under the new revolving credit facility, other available lines of credit and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

NMHG Wholesale's capital structure is presented below:


                                                                 JUNE 30            DECEMBER 31
                                                                  2002                 2001
                                                               ----------           -----------
         NMHG Wholesale:
           Total net tangible assets                           $    282.8           $     375.2
           Advances to NMHG Retail                                   16.2                  70.2
           Goodwill at cost                                         488.1                 446.0
                                                               ----------           -----------
              Net assets before goodwill amortization               787.1                 891.4
           Accumulated goodwill amortization                       (142.8)               (141.4)
           Advances from NACCO                                        ---                  (8.0)
           Advances from NMHG Holding                              (250.1)                  ---
           Other debt                                               (45.2)               (300.9)
           Minority interest                                         (1.8)                 (2.3)
                                                               ----------           -----------
           Stockholder's equity                                $    347.2           $     438.8
                                                               ==========           ===========

           Debt to total capitalization                               46%                  41%


The decrease in net tangible assets of $92.4 million is primarily due to a $79.0 million decrease in investments in NMHG Retail which was allocated to NMHG Holding Co., the parent, and is not held by NMHG Wholesale. The remaining $13.4 million decrease in net tangible assets is due to decreases in cash and cash equivalents, inventories, property, plant and equipment and net deferred tax assets combined with increases in accounts payable and intercompany interest payable, somewhat offset by an increase in accounts receivable. Accounts receivable increased primarily due to the second quarter 2002 termination of an agreement to sell European accounts receivable as part of NMHG's debt refinancing.

As a result of NMHG's debt refinancing, certain of NMHG Wholesale's borrowings that were previously from external sources are now financed from an intercompany advance from NMHG Holding. As such, advances from NMHG Holding replaced the majority of NMHG Wholesale's "other debt." Furthermore, NMHG Wholesale's advances to NMHG Retail were reduced to the extent that NMHG Retail now obtains financing from NMHG Holding instead of from NMHG Wholesale.

Net goodwill increased $40.7 million primarily due to a reallocation of goodwill from NMHG Retail as part of the adoption of SFAS No. 142. See further discussion in Note 4 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

Stockholder's equity decreased due to a dividend to NMHG Holding of $117.7 million and a dividend to NACCO of $15.0 million, partially offset by a $10.4 million favorable adjustment to the foreign currency cumulative translation balance, net income for the first six months of 2002 of $8.1 million, a $3.5 million favorable adjustment to the deferred loss on derivatives and a $19.1 million reallocation of equity from NMHG Retail and NMHG Holding. This adjustment to equity among segments does not affect NMHG's consolidated equity position.

NMHG Retail's capital structure is presented below:


                                                                           JUNE 30             DECEMBER 31
                                                                            2002                  2001
                                                                         ----------            ----------
         NMHG Retail:
           Total net tangible assets                                     $     84.7            $    109.5
           Advances from NMHG Wholesale                                       (16.2)                (70.2)
           Goodwill and other intangibles at cost                               1.8                  45.2
                                                                         ----------            ----------
               Net assets before goodwill amortization                         70.3                  84.5
           Accumulated goodwill and other intangible amortization               (.2)                 (5.6)
           Advances from NMHG Holding                                         (16.2)                  ---
           Other debt                                                         (39.1)                (53.5)
                                                                         ----------            ----------

           Stockholder's equity                                          $     14.8            $     25.4
                                                                         ==========            ==========

           Debt to total capitalization                                         79%                   68%


The decrease in total net tangible assets of $24.8 million is primarily due to a $19.8 million decrease in net intercompany and other receivables. The decrease in net intercompany accounts receivable is primarily due to the settlement of fiscal 2001 intercompany tax advances with NMHG Wholesale. Other receivables decreased primarily due to proceeds received in the first quarter of 2002 for the 2001 sold operations. A portion of these proceeds was used to pay down debt.

As noted above, certain advances from NMHG Wholesale were replaced with advances from NMHG Holding. Overall, advances from affiliates decreased primarily due to the transfer of net goodwill to NMHG Wholesale. See further discussion in Note 4 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

The decrease in stockholder's equity is due to the $5.0 million net loss and a $6.7 million reallocation of equity to NMHG Wholesale and NMHG Holding, partially offset by a $1.1 favorable adjustment to the foreign currency cumulative translation balance. The reallocation of equity among segments does not affect NMHG's consolidated equity position.


EFFECTS OF FOREIGN CURRENCY

NMHG operates internationally and enters into transactions denominated in foreign currencies. As such, the Company's financial results are subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating income and net income were not material in the first half of 2002 as compared with the first half of 2001.


OUTLOOK

NMHG Wholesale

NMHG Wholesale expects that previously initiated cost reduction activities, including restructuring programs, procurement initiatives, and other strategic and cost reduction programs, have positioned the Company for improved results in the second half of 2002, compared with the second half of 2001. Furthermore, NMHG Wholesale does not expect to incur the inefficiencies of the second half of 2001, when production was dramatically reduced. NMHG Wholesale expects improved operating results but also to incur, as a result of the refinancing of NMHG's debt, increased interest expense, amortization of deferred financing fees and the negative effect of interest rate swap agreements during the second half of 2002, compared with the second half of 2001.

NMHG Retail

NMHG Retail expects to continue its programs to improve the performance of its wholly owned dealerships as part of its objective for reaching at least break-even results.


The statements contained in this Form 10-Q that are not historical facts are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties which could cause actual results to differ materially from those presented in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to the Company's operations include, without limitation:

(1) changes in demand for lift trucks and related aftermarket parts and service on a worldwide basis, especially in the U.S. where the Company derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or changes in costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products,
(6) product liability or other litigation, warranty claims or returns of products, (7) delays in or increased costs of restructuring programs, (8) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement initiatives, (9) acquisitions and/or dispositions of dealerships by NMHG, (10) costs related to the integration of acquisitions, (11) the impact of the introduction of the euro, including increased competition, foreign currency exchange movements and/or changes in operating costs and (12) uncertainties regarding the impact the September 11, 2001 terrorist activities and the subsequent climate of war may have on the economy or the public's confidence in general.

                                     Part II
                                OTHER INFORMATION

Item 1          Legal Proceedings - None

Item 5          Other Information - None

Item 6          Exhibits and Reports on Form 8-K
                (a) Exhibits. See Exhibit Index of this quarterly report on Form 10-Q.
                (b)      Reports on Form 8-K.  None.

                                    Signature





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      NMHG Holding Co.
                                               ---------------------------------
                                                       (Registrant)



Date        September 26, 2002                      /s/ Michael K. Smith
       ------------------------------          ---------------------------------

                                                     Michael K. Smith
                                                   Vice President Finance
                                                   & Information Systems
                                                   and Chief Financial Officer
                                               (Authorized Officer and Principal
                                               Financial and Accounting Officer)

                                 Certifications


I, Reginald R. Eklund, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of NMHG Holding Co.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:    September 26, 2002                         /s/ Reginald R. Eklund
       -----------------------------           ---------------------------------
                                                        Reginald R. Eklund
                                                      President, Chief Executive
                                                        Officer and Director
                                                   (Principal Executive Officer)

I, Michael K. Smith, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of NMHG Holding Co.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:    September 26, 2002                         /s/ Michael K. Smith
       -----------------------------           ---------------------------------
                                                        Michael K. Smith
                                                    Vice President Finance &
                                                   Information Systems and Chief
                                                        Financial Officer
                                                   (Principal Financial Officer)

                                  Exhibit Index


Exhibit
Number            Description of Exhibit

3.1(i)            Certificate   of   Incorporation   of  NMHG  Holding  Co.,  is
                  incorporated herein by reference from Exhibit 3.1(i) to the Registration Statement on Form S-4 of NMHG Holding Co. (Registration No. 333-89248)

3.1(ii) By-laws of NMHG Holding Co., is incorporated herein by reference from Exhibit 3.1(ii) to the Registration Statement on Form S-4 of NMHG Holding Co. (Registration No. 333-89248)

4.1 Form of Common Stock Certificate of NMHG Holding Co., is incorporated herein by reference from Exhibit 4.1 to the Registration Statement on Form S-4 of NMHG Holding Co. (Registration No. 333-89248)

4.2 Indenture, dated as of May 9, 2002, by and among NMHG Holding Co., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (including the form of 10% senior note due 2009), is incorporated herein by reference from Exhibit 4.2 to the Registration Statement on Form S-4 of NMHG Holding Co. (Registration No. 333-89248)

4.3 Registration Rights Agreement, dated as of May 9, 2002, by and among NMHG Holding Co., the Guarantors named therein and Credit Suisse First Boston Corporation, Salomon Smith Barney Inc., U.S. Bancorp Piper Jaffray Inc., McDonald Investments Inc., NatCity Investments, Inc. and Wells Fargo Brokerage Services, LLC, is incorporated herein by reference from
                  Exhibit 4.3 to the Registration Statement on Form S-4 of NMHG Holding Co. (Registration No. 333-89248)

10.1 Credit Agreement, dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NMHG Distribution Co., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent, is incorporated herein by reference from Exhibit 10.1 to the Registration Statement on Form S-4 of NMHG Holding Co. (Registration No. 333-89248)

10.2 Operating Agreement, dated July 31, 1979, among Eaton Corporation and Sumitomo Heavy Industries, Ltd., is incorporated herein by reference from Exhibit 10.2 to the Registration Statement on Form S-4 of NMHG Holding Co. (Registration No. 333-89248)

10.3 Equity joint venture contract, dated November 27, 1997, between Shanghai Perfect Jinqiao United Development Company Ltd., People's Republic of China, NACCO Materials Handling Group, Inc., USA, and Sumitomo-Yale Company Ltd., Japan II-1, is incorporated herein by reference from Exhibit 10.3 to the Registration Statement on Form S-4 of NMHG Holding Co. (Registration No. 333-89248)

10.4 Recourse and Indemnity Agreement, dated October 21, 1998, between General Electric Capital Corp., NMHG Financial Services, Inc. and NACCO Materials Handling Group, Inc., is incorporated herein by reference from Exhibit 10.4 to the Registration Statement on Form S-4 of NMHG Holding Co. (Registration No. 333-89248)

10.5 Restated and Amended Joint Venture and Shareholders Agreement, dated April 15, 1998, between General Electric Capital Corp. and NACCO Materials Handling Group, Inc., is incorporated herein by reference from Exhibit 10.5 to the Registration Statement on Form S-4 of NMHG Holding Co. (Registration No. 333-89248)

10.6 Amendment No. 1 to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc., dated as of October 21, 1998, is incorporated herein by reference from
                  Exhibit 10.6 to the Registration Statement on Form S-4 of NMHG Holding Co. (Registration No. 333-89248)

10.7 International Operating Agreement, dated April 15, 1998, between NACCO Materials Handling Group, Inc. and General Electric Capital Corp. (the "International Operating Agreement"), is incorporated herein by reference from Exhibit
                  10.7 to the Registration Statement on Form S-4 of NMHG Holding Co. (Registration No. 333-89248)

10.8 Amendment No. 1 to the International Operating Agreement, dated as of October 21, 1998, is incorporated herein by reference from Exhibit 10.8 to the Registration Statement on Form S-4 of NMHG Holding Co. (Registration No. 333-89248)

10.9 Amendment No. 2 to the International Operating Agreement, dated as of December 1, 1999, is incorporated herein by reference from Exhibit 10.9 to the Registration Statement on Form S-4 of NMHG Holding Co. (Registration No. 333-89248)

10.10 Amendment No. 3 to the International Operating Agreement, dated as of May 1, 2000, is incorporated herein by reference from Exhibit 10.10 to the Registration Statement on Form S-4 of NMHG Holding Co. (Registration No. 333-89248)

10.11 Letter agreement, dated November 22, 2000, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement, is incorporated herein by reference from Exhibit 10.11 to the Registration Statement on Form S-4 of NMHG Holding Co. (Registration No. 333-89248)

10.12 A$ Facility Agreement, dated November 22, 2000, between GE Capital Australia and National Fleet Network PTY Limited, is incorporated herein by reference from Exhibit 10.12 to the Registration Statement on Form S-4 of NMHG Holding Co. (Registration No. 333-89248)

10.13 Loan Agreement, dated as of June 28, 1996, between NACCO Materials Handling Group, Inc. and NACCO Industries, Inc., is incorporated herein by reference from Exhibit 10.13.1 to the Registration Statement on Form S-4 of NMHG Holding Co. (Registration No. 333-89248)

10.14 Business sale agreement, dated November 10, 2000, between Brambles Australia Limited, ACN 094 802 141 Pty Limited and NACCO Materials Handling Group, Inc., is incorporated herein by reference from Exhibit 10.14 to the Registration Statement on Form S-4 of NMHG Holding Co. (Registration No. 333-89248)

10.15 NACCO Materials Handling Group, Inc. Annual Incentive Compensation Plan, effective as of January 1, 2002, is incorporated herein by reference to Exhibit 10(lxiii) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172

10.16 NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lxiv) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172

10.17             NACCO  Materials  Handling  Group,  Inc.  Long-Term  Incentive
                  Compensation Plan, effective as of January 1, 2000, is incorporated by reference to Exhibit 10(lxv) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172

10.18             Amendment  No.  1,  dated  as of June 8,  2001,  to the  NACCO
                  Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxvi) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172

10.19 Amendment No. 1, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Long-Term Incentive
                  Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxvii) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172

10.20 Amendment No. 1, dated as of February 19, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxviii) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172

10.21 NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective as of September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxiii) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172

10.22 Amendment No. 2, dated as of August 6, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxix) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172

10.23 Amendment No. 3, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxx) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172

10.24 Amendment No. 4, dated as of November 1, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxi) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172

10.25 Amendment No. 5, dated as of December 21, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxii) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172