Form 10-Q
period 2002-09-30
NMHG HOLDING CO
filed 2002-11-14
CIK 1173514

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from to ________

                        Commission file number 333-89248


                                NMHG Holding Co.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                     31-1637659
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


650 N.E. Holladay Street; Suite 1600; Portland, OR                         97232
(Address of principal executive offices)                              (Zip code)


                                 (503) 721-6000
              (Registrant's telephone number, including area code)

                                       N/A
        (Former name, former address and former fiscal year, if changed since last report)

NMHG HOLDING CO. IS A WHOLLY OWNED SUBSIDIARY OF NACCO INDUSTRIES, INC. AND MEETS THE CONDITIONS IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q. WE ARE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT UNDER GENERAL INSTRUCTION H(2).


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                          YES X NO ____


At November 14, 2002, 100 common shares were outstanding.

                                NMHG HOLDING CO.

                                TABLE OF CONTENTS



Part I.    FINANCIAL INFORMATION

           Item 1     Financial Statements

                      Condensed Consolidated Balance Sheets -
                      September 30, 2002 (Unaudited) and December 31, 2001

                      Unaudited Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended
                      September 30, 2002 and 2001

                      Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001

                      Unaudited Condensed Consolidated Statements of Changes in Stockholder's Equity for the Nine Months Ended September 30, 2002 and 2001

                      Notes to Unaudited Condensed Consolidated Financial Statements

           Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

           Item 4     Controls and Procedures

Part II.   OTHER INFORMATION

           Item 1     Legal Proceedings

           Item 5     Other Information

           Item 6     Exhibits and Reports on Form 8-K

           Signature

           Certifications

                                     PART I
                              FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        NMHG HOLDING CO. AND SUBSIDIARIES

                                                                                   (Unaudited)       (Audited)
                                                                                   SEPTEMBER 30     DECEMBER 31
                                                                                       2002             2001
                                                                                    ----------       ----------
                                                                                 (in millions, except share data)
ASSETS

Current Assets
    Cash and cash equivalents                                                       $     27.5       $     59.6
    Accounts receivable, net                                                             195.9            165.6
    Tax advances, NACCO Industries, Inc.                                                  10.3             23.1
    Inventories                                                                          230.0            234.5
    Deferred income taxes                                                                 27.0             32.9
    Prepaid expenses and other                                                            10.9             12.2
                                                                                    ----------       ----------
                                                                                         501.6            527.9

Property, Plant and Equipment, Net                                                       260.9            280.5
Goodwill, Net                                                                            343.2            344.2
Deferred Income Taxes                                                                     20.7             15.7
Other Non-current Assets                                                                  45.5             36.8
                                                                                    ----------       ----------
       Total Assets                                                                 $  1,171.9       $  1,205.1
                                                                                    ==========       ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
    Accounts payable                                                                $    176.9       $    176.7
    Revolving credit agreements                                                           46.8             36.2
    Revolving credit agreement refinanced on May 9, 2002                                   ---            265.0
    Current maturities of long-term debt                                                  17.2             25.5
    Notes payable, NACCO Industries, Inc.                                                  ---              8.0
    Accrued payroll                                                                       12.7             20.0
    Accrued warranty obligations                                                          32.4             34.3
    Other current liabilities                                                            116.3            112.2
                                                                                    ----------       ----------
                                                                                         402.3            677.9

Long-term Debt                                                                           272.4             27.7
Self-insurance Reserves                                                                   53.4             52.7
Other Long-term Liabilities                                                               60.2             62.5

Minority Interest                                                                          1.4              2.3

Stockholder's Equity
    Common stock, par value $1 per share, 100 shares authorized;
       100 shares outstanding                                                              ---              ---
    Capital in excess of par value                                                       198.2            198.2
    Retained earnings                                                                    216.8            229.5
    Accumulated other comprehensive income (loss):
       Foreign currency translation adjustment                                           (17.7)           (26.9)
       Reclassification of hedging activities into earnings                                1.3              ---
       Deferred loss on cash flow hedging                                                 (1.6)            (3.3)
       Minimum pension liability adjustment                                              (14.8)           (14.8)
       Cumulative effect of change in accounting for derivatives and hedging               ---              (.7)
                                                                                    ----------       ----------
                                                                                         382.2            382.0
                                                                                    ----------       ----------

       Total Liabilities and Stockholder's Equity                                   $  1,171.9       $  1,205.1
                                                                                    ==========       ==========

See notes to unaudited condensed consolidated financial statements.

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        NMHG HOLDING CO. AND SUBSIDIARIES


                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30                     SEPTEMBER 30
                                                             ------------------------       ----------------------------
                                                               2002           2001             2002             2001
                                                             --------       ---------       ----------       -----------
                                                                                  (in millions)
Revenues                                                     $  385.6       $   360.1       $  1,146.1       $   1,300.4
Cost of sales                                                   314.8           319.2            945.1           1,098.7
                                                             --------       ---------       ----------       -----------

Gross Profit                                                     70.8            40.9            201.0             201.7

Selling, general and administrative expenses                     57.7            66.1            170.9             196.4
Amortization of goodwill                                          ---             3.2              ---               9.7
Restructuring charges                                             ---             8.3              ---               8.3
                                                             --------       ---------       ----------       -----------

Operating Profit (Loss)                                          13.1           (36.7)            30.1             (12.7)

Other income (expenses)
    Interest expense                                            (10.4)           (5.4)           (24.5)            (16.6)
    Insurance recovery                                            ---              .3              ---               8.0
    Losses on interest rate swap agreements                      (2.1)           (1.1)            (4.9)             (1.6)
    Income (loss) from unconsolidated affiliates                 (2.2)             .8             (1.1)              2.7
    Other - net                                                   (.3)           (2.0)             (.5)             (4.3)
                                                             --------       ---------       ----------       -----------
                                                                (15.0)           (7.4)           (31.0)            (11.8)
                                                             --------       ---------       ----------       -----------
Loss Before Income Taxes, Minority
         Interest and Cumulative Effect of Accounting
         Changes                                                 (1.9)          (44.1)             (.9)            (24.5)

Income tax benefit                                                (.7)          (11.3)            (2.3)             (2.1)
                                                             --------       ---------       ----------       -----------

Income (Loss) Before Minority Interest and
         Cumulative Effect of Accounting Changes                 (1.2)          (32.8)             1.4             (22.4)

Minority interest income                                           .4              .2               .9                .6
                                                             --------       ---------       ----------       -----------

Income (Loss) Before Cumulative Effect of
         Accounting Changes                                       (.8)          (32.6)             2.3             (21.8)

Cumulative effect of accounting changes (net of $0.8
          tax benefit)                                            ---             ---              ---              (1.3)
                                                             --------       ---------       ----------       -----------

Net Income (Loss)                                            $    (.8)      $   (32.6)      $      2.3       $     (23.1)
                                                             ========       =========       ==========       ===========

Comprehensive Income (Loss)                                  $   (3.0)      $   (25.7)      $     15.2       $     (36.1)
                                                             ========       =========       ==========       ===========

See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        NMHG HOLDING CO. AND SUBSIDIARIES


                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30
                                                                         --------------------
                                                                           2002        2001
                                                                         --------     -------
                                                                            (in millions)
Operating Activities
    Net income (loss)                                                    $    2.3     $ (23.1)
    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Depreciation and amortization                                        31.1        44.1
        Deferred income taxes                                                 1.7        (4.4)
        Minority interest income                                              (.9)        (.6)
        Cumulative effect of accounting changes (net-of-tax)                  ---         1.3
        Restructuring charges                                                 ---         8.3
        Other non-cash items                                                  2.2        (1.1)
        Working capital changes
           Affiliate receivables/payables                                    12.8       (11.2)
           Accounts receivable                                               (4.1)       37.9
           Inventories                                                        3.4        19.9
           Other current assets                                              (1.6)       (1.4)
           Accounts payable and other liabilities                           (16.0)      (63.5)
                                                                         --------     -------
           Net cash provided by operating activities                         30.9         6.2

Investing Activities
    Expenditures for property, plant and equipment                          (12.1)      (42.7)
    Proceeds from the sale of property, plant and equipment                   2.8         4.5
    Acquisition of businesses, net of cash acquired                           ---        (3.6)
    Investments in unconsolidated affiliates                                  ---         (.3)
    Proceeds from unconsolidated affiliates                                    .7         ---
    Other - net                                                               ---        (2.5)
                                                                         --------     -------
           Net cash used for investing activities                            (8.6)      (44.6)

Financing Activities
    Additions to long-term debt and revolving credit agreements             288.5        81.9
    Reductions of long-term debt and revolving credit agreements           (307.0)      (32.0)
    Cash dividends paid                                                     (15.0)       (3.8)
    Notes receivable/payable, NACCO Industries, Inc.                         (8.0)        (.2)
    Deferred financing costs                                                (15.1)        (.5)
    Other - net                                                               ---          .3
                                                                         --------     -------
           Net cash provided by (used for) financing activities             (56.6)       45.7

    Effect of exchange rate changes on cash                                   2.2         ---
                                                                         --------     -------

Cash and Cash Equivalents
    Increase (decrease) for the period                                      (32.1)        7.3
    Balance at the beginning of the period                                   59.6        24.4
                                                                         --------     -------

    Balance at the end of the period                                     $   27.5     $  31.7
                                                                         ========     =======
Supplemental cash flow information:

Cash paid during the nine months ended September 30 for:
     Interest                                                            $   14.2     $  16.5
                                                                         ========     =======
     Income taxes paid (refunded), net                                   $  (23.2)    $  15.0
                                                                         ========     =======


See notes to unaudited condensed consolidated financial statements

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        NMHG HOLDING CO. AND SUBSIDIARIES


                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                           ---------------------
                                                                             2002         2001
                                                                           --------     --------
                                                                                (in millions)
Common Stock                                                               $    ---     $    ---
                                                                           --------     --------

Capital in Excess of Par Value                                                198.2        198.2
                                                                           --------     --------

Retained Earnings
  Beginning balance                                                           229.5        283.9
  Net income (loss)                                                             2.3        (23.1)
  Cash dividends declared                                                     (15.0)        (5.0)
                                                                           --------     --------
                                                                              216.8        255.8
                                                                           --------     --------

Accumulated Other Comprehensive Income (Loss)
  Beginning balance                                                           (45.7)       (19.1)
  Foreign currency translation adjustment                                       9.2         (8.3)
  Cumulative effect of change in accounting for derivatives and
      hedging                                                                    .7          (.7)
  Reclassification from Cumulative effect of change in accounting for
      derivatives and hedging to Deferred loss on cash flow hedging             (.7)         ---
  Reclassification of hedging activity into earnings                            1.3          ---
  Current period cash flow hedging activity                                     2.4         (4.0)
                                                                           --------     --------
                                                                              (32.8)       (32.1)
                                                                           --------     --------
    Total Stockholder's Equity                                             $  382.2     $  421.9
                                                                           ========     ========

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NMHG HOLDING CO. AND SUBSIDIARIES
                               SEPTEMBER 30, 2002
                          (Tabular Amounts in Millions)

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2002 and the results of its operations for the three and nine month periods ended September 30, 2002 and 2001 and the results of its cash flows and changes in stockholder's equity for the nine month periods ended September 30, 2002 and 2001 have been included.

Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended December 31, 2001 included in the Company's Registration Statement on Form S-4, as amended.


Note 2 - Inventories

Inventories are summarized as follows:


                                       (UNAUDITED)    (AUDITED)
                                       SEPTEMBER 30  DECEMBER 31
                                           2002         2001
                                         --------     --------
Manufactured inventories:
  Finished goods and service parts       $  101.5     $   99.6
  Raw materials and work in process         110.3        111.4
                                         --------     --------
    Total manufactured inventories          211.8        211.0

Retail inventories                           29.1         35.8
                                         --------     --------
     Total inventories at FIFO              240.9        246.8

LIFO reserve                                (10.9)       (12.3)
                                         --------     --------
                                         $  230.0     $  234.5
                                         ========     ========


The cost of certain manufactured and retail inventories has been determined using the LIFO method. At September 30, 2002 and December 31, 2001, 63 and 68 percent of total inventories, respectively, were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.

Note 3 - Restructuring Charges

The changes to the Company's restructuring accruals since December 31, 2001 are as follows:

                                                                                Curtailment
                                                                                 Losses -
                                                                             Pension and Other
                                                                  Lease       Post-Employment
                                                 Severance      Impairment       Benefits         Total
                                                 ---------      ----------       --------         -----
  NMHG Wholesale
   Balance at December 31, 2001                  $   5.3        $   ---        $      7.5       $   12.8
    Foreign currency effect                           .3            ---               ---             .3
    Payments                                        (3.3)           ---               ---           (3.3)
                                                 -------        -------        ----------       --------
   Balance at September 30, 2002                 $   2.3        $   ---        $      7.5       $    9.8
                                                 =======        =======        ==========       ========

  NMHG Retail
   Balance at December 31, 2001                  $   3.9        $    .4        $      ---       $    4.3
    Foreign currency effect                           .2            ---               ---             .2
    Payments                                        (1.5)           (.2)              ---           (1.7)
                                                 -------        -------        ----------       --------
   Balance at September 30, 2002                 $   2.6        $    .2        $      ---       $    2.8
                                                 =======        =======        ==========       ========

NMHG Wholesale: The reserve balance at NMHG Wholesale consists of two restructuring programs: the 2001 closure of the Danville, Illinois facility and the restructuring of the European wholesale operations initiated in 2001. The Danville program, which was approved and accrued in December 2000, was essentially completed in 2001. In the first nine months of 2002, final severance payments of $2.1 million were made to 217 employees. The reserve balance for curtailment losses relating to pension and other post-employment benefits relates entirely to the closure of the Danville facility and will not be paid until employees reach retirement age. In the first nine months of 2002, NMHG Wholesale recognized a charge of approximately $1.9 million, which had not previously been accrued and is not included in the table above, related primarily to the costs of the idle Danville facility. Cost savings primarily from reduced employee wages and benefits of approximately $9.0 million pre-tax were realized in the first nine months of 2002 related to this program. Cost savings primarily from reduced employee wages and benefits are estimated to be $2.9 million pre-tax, net of idle facility costs, for the remainder of 2002, $11.4 million pre-tax, net of idle facility costs, in 2003 and $13.4 million pre-tax annually thereafter, as a result of anticipated improved manufacturing efficiencies and reduced fixed factory overhead. Although a significant portion of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies.

In 2001, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax for severance and other employee benefits to be paid to 285 direct and indirect factory labor and administrative personnel in Europe. Of this amount, $3.2 million remained unpaid as of December 31, 2001. Payments of $1.2 million were made in the first nine months of 2002 to 58 employees. The majority of the headcount reductions were made by the end of the first nine months of 2002. Pursuant to local country requirements, the remaining headcount reductions will be initiated in the fourth quarter of 2002, with the initiation of severance payments thereafter. Cost savings primarily from reduced employee wages and benefits of approximately $4.4 million pre-tax were realized in the first nine months of 2002 related to this program. Cost savings primarily from reduced employee wages and benefits for the remainder of 2002 are estimated to be $2.2 million pre-tax and $8.4 million pre-tax annually thereafter. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies.


NMHG Retail: NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million relates to lease termination costs and $4.3 million relates to severance and other employee benefits to be paid to 138 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. During 2001, severance payments of $0.4 million were made to approximately 40 employees. In the first nine months of 2002, severance payments of $1.5 million were made to 87 employees. A majority of the headcount reductions were made by the end of the first half of 2002. Cost savings primarily from reduced employee wages, employee benefits and lease costs of approximately $1.9 million pre-tax were realized in the first nine months of 2002 related to this program and are estimated to be $0.9 million pre-tax for the remainder of 2002. Cost savings primarily from reduced employee wages, employee benefits and lease costs are estimated to be $2.9 million pre-tax annually beginning in 2003. Estimated benefits could be reduced by additional severance payments, if any, made to employees above the statutory or contractually required amount that was accrued in 2001.


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


                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30         SEPTEMBER 30
                                      -----------------     -----------------
                                       2002      2001        2002      2001
                                      -----     -------     ------    -------

Reported net income (loss)            $ (.8)    $ (32.6)    $  2.3    $ (23.1)
Add back:  goodwill amortization        ---         3.2        ---        9.7
                                      -----     -------     ------    -------
Adjusted net income (loss)            $ (.8)    $ (29.4)    $  2.3    $ (13.4)
                                      =====     =======     ======    =======



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

Following is a summary of the changes in goodwill during the first nine months of 2002:

                                                  Carrying Amount of Goodwill
                                             ------------------------------------
                                               NMHG         NMHG        NMHG
                                             Wholesale     Retail    Consolidated
                                             ---------     ------    ------------
Balance at December 31, 2001                 $  304.6     $  39.6     $  344.2
  Reclassification to other intangibles           ---        (1.8)        (1.8)
  Reallocation among segments                    40.3       (40.3)         ---
  Impairment of investment                       (1.6)        ---         (1.6)
  Foreign currency translation                    (.1)        2.5          2.4
                                             --------     -------     --------
Balance at September 30, 2002                $  343.2     $   ---     $  343.2
                                             ========     =======     ========


During 2002, $1.8 million that was previously preliminarily classified as goodwill relating to an acquisition of a retail dealership in 2001 was reclassified to other intangibles. Amortization of these intangibles began in the second quarter of 2002. Amortization expense was $0.2 million in the nine months ended September 30, 2002. Expected annual amortization expense of other intangible assets for the next five years is as follows: $0.3 million in 2002, $0.2 million in 2003, $0.2 million in 2004, $0.2 million 2005 and $0.2 million in 2006.

During the third quarter of 2002, NMHG Wholesale recognized an impairment charge of $1.6 million relating to the goodwill associated with the 2000 acquisition of a 25 percent interest in a parts distributor. This investment is accounted for using the equity method. As such, the impairment of the goodwill relating to the investment was recognized in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," as an other than temporary impairment in the value of the investment. The impairment charge is recognized in the 2002 statement of operations on the line "income (loss) from unconsolidated affiliates."


Note 5 - Debt Financing

On May 9, 2002, NMHG replaced its primary financing agreement, an unsecured floating-rate revolving line of credit with availability of $350.0 million, certain other lines of credit with availability of $28.6 million and a program to sell accounts receivable in Europe, with the proceeds from the sale of $250.0 million of 10% unsecured Senior Notes due 2009 and borrowings under a secured, floating-rate revolving credit facility which expires in May 2005. The proceeds from the Senior Notes were reduced by an original issue discount of $3.1 million.

The $250.0 million of 10% Senior Notes mature on May 15, 2009. The Senior Notes are senior unsecured obligations of NMHG Holding and are guaranteed by substantially all of NMHG's domestic subsidiaries. NMHG Holding has the option to redeem all or a portion of the Senior Notes on or after May 15, 2006 at the redemption prices set forth in the Indenture governing the Senior Notes.

Availability under the new revolving credit facility is up to $175.0 million and is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the "borrowers." Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. The borrowers, as defined in the new revolving credit facility, include NMHG Holding and certain domestic and foreign subsidiaries of NMHG Holding. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The initial applicable margins, effective through September 30, 2002, for base rate loans and LIBOR loans are 2.00% and 3.00%, respectively. The new revolving credit facility also requires a fee of 0.5% per annum on the unused commitment. Subsequent to September 30, 2002, the margins and unused commitment fee will be subject to quarterly adjustment based on a leverage ratio.

At September 30, 2002, the borrowing base under the new revolving credit facility was $93.6 million, which has been reduced by the commitments or availability under certain foreign credit facilities and an excess availability requirement of $15.0 million. Borrowings outstanding under this facility were $22.0 million at September 30, 2002. Therefore, at September 30, 2002, the excess availability under the new revolving credit facility was $71.6 million.

The domestic floating rate of interest applicable to this facility on September 30, 2002 was 5.61%, including the applicable floating rate margin. The new revolving credit facility includes a subfacility for foreign borrowers which can be denominated in British pounds sterling or euros. The foreign floating rate of interest applicable to this subfacility on September 30, 2002 was 6.96%, including the applicable floating rate margin. Included in the borrowing capacity is a $15.0 million overdraft facility available to foreign borrowers. The initial applicable margin, effective through September 30, 2002, for overdraft loans is 3.25% above the London base rate, as defined. The new revolving credit facility is guaranteed by certain domestic and foreign subsidiaries of NMHG Holding and is secured by substantially all of the assets, other than property, plant and equipment, of the borrowers and guarantors, both domestic and foreign, under the facility.

The terms of the new revolving credit facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately U.S. $18.3 million on September 30, 2002, denominated in Australian dollars, reduced the amount of availability under the new revolving credit facility. In addition, availability under the new revolving credit facility was reduced by $5.5 million for a working capital facility denominated in Chinese yuan. If the commitments or availability under these facilities are increased, availability under the new revolving credit facility will be reduced. The $93.6 million of borrowing base capacity under the new revolving credit facility at September 30, 2002 reflected reductions for these foreign credit facilities.

Both the new revolving credit facility and terms of the Senior Notes include restrictive covenants which, among other things, limit the payment of dividends to NACCO. The new revolving credit facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. The borrowers must maintain aggregate excess availability under the new revolving credit facility of at least $15.0 million.

NMHG paid financing fees of approximately $15.1 million related to this refinancing. These fees were deferred and are being amortized as interest expense in the statement of operations over the respective terms of the new financing facilities.

As a result of the refinancing of NMHG's floating-rate revolving credit facility, NMHG terminated all of its interest rate swap agreements with all related cash outflows occurring during the third quarter of 2002. NMHG terminated interest rate swap agreements with a total notional amount of $285.0 million and a total net payable balance of $11.5 million at the respective dates of termination. Prior to the refinancing, however, certain of these interest rate swap agreements qualified for hedge accounting treatment in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As such, the mark-to-market of these interest rate swap agreements were previously recognized as a component of other comprehensive income (loss) in stockholder's equity.

Prior to the cessation of hedge accounting resulting from the May 9, 2002 refinancing, the balance in other comprehensive income (loss) for NMHG's interest rate swap agreements that qualified for hedge accounting was a pre-tax loss of $4.2 million ($2.6 million after-tax). This balance is being amortized into the statement of operations over the original remaining lives of the terminated interest rate swap agreements in accordance with the provisions in SFAS No. 133, as amended. The amount of amortization of accumulated other comprehensive income included in the statement of operations on the line "losses on interest rate swap agreements" during the three and nine months ended September 30, 2002 was a pre-tax expense of $0.8 million and $1.7 million, respectively.

The mark-to-market of the interest rate swap agreements that was included in the statement of operations during the three and nine months ended September 30, 2002 because these derivatives did not qualify for hedge accounting treatment during that period was an expense of $1.3 million and $3.2 million, respectively, and is included on the line, "losses on interest rate swap agreements."

Note  6  -  Condensed   Consolidating   Guarantor  and  Non-Guarantor  Financial
Information

The following tables set forth the condensed consolidating statements of operations and cash flows for each of the three and nine month periods ended September 30, 2002 and 2001 and the condensed consolidating balance sheets as of September 30, 2002 and December 31, 2001. The following information is included as a result of the guarantee of the Senior Notes (as discussed in Note 5) by each of NMHG's wholly owned U.S. subsidiaries ("Guarantor Companies"). None of the Company's other subsidiaries has guaranteed the Senior Notes. Each of the guarantees is joint and several and full and unconditional. "NMHG Holding" includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method.


            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                  (In millions)

                                      NMHG      Guarantor    Non-Guarantor    Consolidating    NMHG
                                    Holding     Companies      Companies      Eliminations  Consolidated
                                    -------     ---------      ---------      ------------  ------------
Revenues                            $ ---       $  241.5       $  193.4       $ (49.3)      $  385.6

Cost of sales                         ---          201.4          162.7         (49.3)         314.8
All other operating expenses          ---           31.5           26.2           ---           57.7
                                    -----       --------       --------       -------       --------

Operating profit                      ---            8.6            4.5           ---           13.1

Interest expense                      (.1)          (8.7)          (1.6)          ---          (10.4)
Other expenses                        ---           (2.0)           (.4)          ---           (2.4)
                                    -----       --------       --------       -------       --------

Income (loss) before
   income taxes, minority
   interest and equity in
   unconsolidated affiliates          (.1)          (2.1)           2.5           ---             .3

Income tax expense (benefit)          ---            1.0           (1.7)          ---            (.7)

Minority interest income              ---            ---             .4           ---             .4

Equity in income (loss) of
   unconsolidated affiliates          (.7)           2.4           (1.5)         (2.4)          (2.2)
                                    -----       --------       --------       -------       --------

Net income (loss)                   $ (.8)      $    (.7)      $    3.1       $  (2.4)      $    (.8)
                                    =====       ========       ========       =======       ========


            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                  (In millions)



                                         NMHG        Guarantor    Non-Guarantor   Consolidating     NMHG
                                       Holding       Companies      Companies      Eliminations  Consolidated
                                       -------       ---------      ---------      ------------  ------------
Revenues                               $   ---       $  226.0       $  166.7       $ (32.6)      $  360.1

Cost of sales                              ---          207.1          146.9         (34.8)         319.2
Restructuring charges                      ---            ---            8.3           ---            8.3
All other operating expenses               ---           34.8           34.5           ---           69.3
                                       -------       --------       --------       -------       --------

Operating profit (loss)                    ---          (15.9)         (23.0)          2.2          (36.7)

Interest expense                           (.2)          (2.8)          (2.4)          ---           (5.4)
Other expenses                             ---           (2.8)           ---           ---           (2.8)
                                       -------       --------       --------       -------       --------

Income (loss) before income
   taxes, minority interest and
   equity in unconsolidated
   affiliates                              (.2)         (21.5)         (25.4)          2.2          (44.9)

Income tax expense (benefit)               (.1)            .5          (11.7)          ---          (11.3)

Minority interest income                   ---            ---             .2           ---             .2


Equity in income (loss) of
   unconsolidated affiliates             (32.5)         (12.7)           ---          46.0             .8
                                       -------       --------       --------       -------       --------
Net income (loss)                      $ (32.6)      $  (34.7)      $  (13.5)      $  48.2       $  (32.6)
                                       =======       ========       ========       =======       ========

            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  (In millions)


                                        NMHG        Guarantor    Non-Guarantor  Consolidating      NMHG
                                       Holding      Companies      Companies    Eliminations    Consolidated
                                       -------      ---------      ---------    ------------    ------------
Revenues                               $  ---       $  728.9       $  555.7       $ (138.5)      $  1,146.1

Cost of sales                             ---          615.7          467.9         (138.5)           945.1
All other operating expenses              ---           93.2           77.7            ---            170.9
                                       ------       --------       --------       --------       ----------

Operating profit                          ---           20.0           10.1            ---             30.1

Interest expense                         (3.7)         (16.9)          (3.9)           ---            (24.5)
Other expenses                            ---           (3.0)          (2.4)           ---             (5.4)
                                       ------       --------       --------       --------       ----------

Income (loss) before income
   taxes, minority interest and
   equity in unconsolidated
   affiliates                            (3.7)            .1            3.8            ---               .2

Income tax benefit                       (1.4)           (.8)           (.1)           ---             (2.3)

Minority interest income                  ---            ---             .9            ---               .9

Equity in income (loss) of
   unconsolidated affiliates              4.6            3.7           (1.5)          (7.9)            (1.1)
                                       ------       --------       --------       --------       ----------

Net income (loss)                      $  2.3       $    4.6       $    3.3       $   (7.9)      $      2.3
                                       ======       ========       ========       ========       ==========


            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (In millions)

                                        NMHG         Guarantor    Non-Guarantor    Consolidating     NMHG
                                       Holding       Companies      Companies      Eliminations   Consolidated
                                       -------       ---------      ---------      ------------   ------------
Revenues                               $   ---       $  858.2       $  570.6       $ (128.4)      $  1,300.4

Cost of sales                              ---          745.8          484.1         (131.2)         1,098.7
Restructuring charges                      ---            ---            8.3            ---              8.3
All other operating expenses               ---          106.9           99.2            ---            206.1
                                       -------       --------       --------       --------       ----------

Operating profit (loss)                    ---            5.5          (21.0)           2.8            (12.7)

Interest expense                           (.7)          (9.7)          (6.2)           ---            (16.6)
Other income                               ---            1.3             .8            ---              2.1
                                       -------       --------       --------       --------       ----------

Income (loss) before income
   taxes, minority interest and
   equity in unconsolidated
   affiliates                              (.7)          (2.9)         (26.4)           2.8            (27.2)

Income tax expense (benefit)               (.3)          10.6          (12.4)           ---             (2.1)

Minority interest income                   ---             --             .6            ---               .6

Equity in income (loss) of
   unconsolidated affiliates             (22.7)         (11.2)           ---           36.6              2.7
                                       -------       --------       --------       --------       ----------

Income (loss) before
   cumulative effect of
   accounting changes                    (23.1)         (24.7)         (13.4)          39.4            (21.8)

Cumulative effect of
   accounting changes                      ---            (.8)           (.5)           ---             (1.3)
                                       -------       --------       --------       --------       ----------

Net income (loss)                      $ (23.1)      $  (25.5)      $  (13.9)      $   39.4       $    (23.1)
                                       =======       ========       ========       ========       ==========


                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2002
                                  (In millions)

                                                   NMHG         Guarantor     Non-Guarantor  Consolidating     NMHG
                                                  Holding       Companies       Companies     Eliminations   Consolidated
                                                  -------       ---------       ---------     ------------   ------------

Cash and cash equivalents                         $    ---      $      5.6      $   21.9      $    ---       $     27.5
Accounts and notes receivable, net                   277.4           109.0         163.3        (353.8)           195.9
Inventories                                            ---           126.0         104.1           (.1)           230.0
Other current assets                                   3.8            34.1          11.4          (1.1)            48.2
                                                  --------      ----------      --------      --------       ----------
  Total current assets                               281.2           274.7         300.7        (355.0)           501.6

Property, plant and equipment, net                     ---           151.3         109.6           ---            260.9
Goodwill, net                                          ---           307.3          35.9           ---            343.2
Other non-current assets                             375.0           312.4          19.2        (640.4)            66.2
                                                  --------      ----------      --------      --------       ----------
Total Assets                                      $  656.2      $  1,045.7      $  465.4      $ (995.4)      $  1,171.9
                                                  ========      ==========      ========      ========       ==========
Accounts and intercompany notes
   payable                                        $    ---      $    395.9      $  122.0      $ (341.0)      $    176.9
Other current liabilities                             26.9           118.1          97.8         (17.4)           225.4
                                                  --------      ----------      --------      --------       ----------
  Total current liabilities                           26.9           514.0         219.8        (358.4)           402.3

Long-term debt                                       247.0             8.4          17.0           ---            272.4
Other long-term liabilities                             .1           102.0          27.0         (14.1)           115.0

Stockholder's equity                                 382.2           421.3         201.6        (622.9)           382.2
                                                  --------      ----------      --------      --------       ----------
Total liabilities and stockholder's equity        $  656.2      $  1,045.7      $  465.4      $ (995.4)      $  1,171.9
                                                  ========      ==========      ========      ========       ==========

                  AUDITED CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2001
                                  (In millions)


                                                   NMHG         Guarantor     Non-Guarantor   Consolidating       NMHG
                                                  Holding       Companies       Companies     Eliminations     Consolidated
                                                  -------       ---------       ---------     ------------     ------------
Cash and cash equivalents                         $    ---      $     21.9      $   37.7      $      ---       $     59.6
Accounts and notes receivable, net                     ---           211.9         225.8          (272.1)           165.6
Inventories                                            ---           136.9          97.8             (.2)           234.5
Other current assets                                   2.6            55.4          10.2             ---             68.2
                                                  --------      ----------      --------      ----------       ----------
  Total current assets                                 2.6           426.1         371.5          (272.3)           527.9

Property, plant and equipment, net                     ---           163.0         118.0             (.5)           280.5
Goodwill, net                                          ---           307.3          36.9             ---            344.2
Other non-current assets                             476.7           360.3          31.6          (816.1)            52.5
                                                  --------      ----------      --------      ----------       ----------
Total Assets                                      $  479.3      $  1,256.7      $  558.0      $ (1,088.9)      $  1,205.1
                                                  ========      ==========      ========      ==========       ==========

Accounts and intercompany notes
   payable                                        $   96.3      $    154.4      $  200.7      $   (274.7)      $    176.7
Other current liabilities                               .9           391.8         109.5            (1.0)           501.2
                                                  --------      ----------      --------      ----------       ----------
  Total current liabilities                           97.2           546.2         310.2          (275.7)           677.9

Long-term debt                                         ---             3.2          24.5             ---             27.7
Other long-term liabilities                             .1            95.0          28.1            (5.7)           117.5

Stockholder's equity                                 382.0           612.3         195.2          (807.5)           382.0
                                                  --------      ----------      --------      ----------       ----------
Total liabilities and stockholder's equity        $  479.3      $  1,256.7      $  558.0      $ (1,088.9)      $  1,205.1
                                                  ========      ==========      ========      ==========       ==========

            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  (In millions)

                                                         NMHG          Guarantor    Non-Guarantor  Consolidating      NMHG
                                                        Holding        Companies      Companies     Eliminations   Consolidated
                                                        -------        ---------      ---------     ------------   ------------
Net cash provided by (used for) operating
   activities                                           $   (3.7)      $   38.3       $  (3.9)      $     .2       $   30.9

Investing activities
  Expenditures for property, plant and equipment             ---           (7.3)         (4.3)           (.5)         (12.1)
  Proceeds from the sale of property, plant and
     equipment                                               ---             .9           1.9            ---            2.8
  Other-net                                                132.7             .7           ---         (132.7)            .7
                                                        --------       --------       -------       --------       --------
    Net cash provided by (used for) investing
     activities                                            132.7           (5.7)         (2.4)        (133.2)          (8.6)

Financing activities
  Additions to long-term debt and revolving
     credit agreements                                     263.9           12.3          12.3            ---          288.5
  Reductions of long-term debt and revolving
     credit agreements                                       ---         (279.3)        (27.7)           ---         (307.0)
  Notes receivable/payable, affiliates                    (362.8)         351.1           3.4             .3           (8.0)
  Other-net                                                (30.1)        (132.7)          ---          132.7          (30.1)
                                                        --------       --------       -------       --------       --------
    Net cash provided by (used for) financing
     activities                                           (129.0)         (48.6)        (12.0)         133.0          (56.6)

Effect of exchange rate changes on cash                      ---            (.3)          2.5            ---            2.2
                                                        --------       --------       -------       --------       --------

Cash and cash equivalents
Decrease for the period                                      ---          (16.3)        (15.8)           ---          (32.1)
Balance at the beginning of the period                       ---           21.9          37.7            ---           59.6
                                                        --------       --------       -------       --------       --------
Balance at the end of the period                        $    ---       $    5.6       $  21.9       $    ---       $   27.5
                                                        ========       ========       =======       ========       ========


            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (In millions)

                                                         NMHG        Guarantor   Non-Guarantor  Consolidating     NMHG
                                                        Holding      Companies     Companies     Eliminations  Consolidated
                                                        -------      ---------     ---------     ------------  ------------
Net cash provided by (used for) operating
   activities                                           $ (1.3)      $  (2.0)      $   9.1       $   .4          $   6.2

Investing activities
  Expenditures for property, plant and equipment           ---         (28.1)        (16.3)         1.7            (42.7)
  Proceeds from the sale of property, plant and
     equipment                                             ---           2.1           2.4          ---              4.5
  Other-net                                                3.8            .2          (6.6)        (3.8)            (6.4)
                                                        ------       -------       -------       ------          -------
    Net cash provided by (used for) investing
     activities                                            3.8         (25.8)        (20.5)        (2.1)           (44.6)

Financing activities
  Additions to long-term debt and revolving
     credit agreements                                     ---          68.0          13.9          ---             81.9
  Reductions of long-term debt and revolving
     credit agreements                                     ---          (9.5)        (22.5)         ---            (32.0)
  Notes receivable/payable, affiliates                     1.3         (25.2)         25.4         (1.7)             (.2)
  Other-net                                               (3.8)         (3.6)          ---          3.4             (4.0)
                                                        ------       -------       -------       ------          -------
    Net cash provided by (used for) financing
     activities                                           (2.5)         29.7          16.8          1.7             45.7

Effect of exchange rate changes on cash                    ---           ---           ---          ---              ---
                                                        ------       -------       -------       ------          -------

Cash and cash equivalents
Increase for the period                                    ---           1.9           5.4          ---              7.3
Balance at the beginning of the period                     ---           2.8          21.6          ---             24.4
                                                        ------       -------       -------       ------          -------
Balance at the end of the period                        $  ---       $   4.7       $  27.0       $  ---          $  31.7
                                                        ======       =======       =======       ======          =======

Note 7 - Segment Information

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


                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30               SEPTEMBER 30
                                                   ---------------------     --------------------------
                                                     2002         2001          2002            2001
                                                   --------     --------     ----------     -----------
 REVENUES FROM EXTERNAL CUSTOMERS
     NMHG Wholesale                                $  342.3     $  314.4     $  1,017.2     $   1,149.3
     NMHG Retail                                       59.7         74.6          174.5           228.2
     NMHG Eliminations                                (16.4)       (28.9)         (45.6)          (77.1)
                                                   --------     --------     ----------     -----------
   NMHG Consolidated                               $  385.6     $  360.1     $  1,146.1     $   1,300.4
                                                   ========     ========     ==========     ===========

 GROSS PROFIT
     NMHG Wholesale                                $   56.4     $   27.8     $    162.8     $     154.4
     NMHG Retail                                       13.5         12.0           36.4            44.0
     NMHG Eliminations                                   .9          1.1            1.8             3.3
                                                   --------     --------     ----------     -----------
   NMHG Consolidated                               $   70.8     $   40.9     $    201.0     $     201.7
                                                   ========     ========     ==========     ===========

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     NMHG Wholesale                                $   43.5     $   42.1     $    130.3     $     132.7
     NMHG Retail                                       14.6         24.1           41.6            64.3
     NMHG Eliminations                                  (.4)         (.1)          (1.0)            (.6)
                                                   --------     --------     ----------     -----------
   NMHG Consolidated                               $   57.7     $   66.1     $    170.9     $     196.4
                                                   ========     ========     ==========     ===========

 AMORTIZATION OF GOODWILL*
     NMHG Wholesale                                $    ---      $   2.9     $      ---     $       8.7
     NMHG Retail                                        ---           .3            ---             1.0
                                                   --------     --------     ----------     -----------
   NMHG Consolidated                               $    ---      $   3.2     $      ---     $       9.7
                                                   ========     ========     ==========     ===========

OPERATING PROFIT (LOSS)
    NMHG Wholesale                                 $   12.9     $  (20.8)    $     32.5     $       9.4
    NMHG Retail                                        (1.1)       (17.1)          (5.2)          (26.0)
    NMHG Eliminations                                   1.3          1.2            2.8             3.9
                                                   --------     --------     ----------     -----------
  NMHG Consolidated                                $   13.1     $  (36.7)    $     30.1     $     (12.7)
                                                   ========     ========     ==========     ===========

OPERATING PROFIT (LOSS) EXCLUDING
GOODWILL AMORTIZATION
    NMHG Wholesale                                 $   12.9     $  (17.9)    $     32.5     $      18.1
    NMHG Retail                                        (1.1)       (16.8)          (5.2)          (25.0)
    NMHG Eliminations                                   1.3          1.2            2.8             3.9
                                                   --------     --------     ----------     -----------
  NMHG Consolidated                                $   13.1     $  (33.5)    $     30.1     $      (3.0)
                                                   ========     ========     ==========     ===========


* Amortization of goodwill is not recognized in 2002 as a result of the adoption of SFAS No. 142 on January 1, 2002. See Note 4 for further discussion.


                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        SEPTEMBER 30            SEPTEMBER 30
                                                    -------------------     -------------------
                                                      2002       2001         2002        2001
                                                    -------     -------     -------     -------
INTEREST EXPENSE
    NMHG Wholesale                                  $  (8.1)    $  (2.8)    $ (18.3)    $  (8.8)
    NMHG Retail                                         (.8)       (1.6)       (2.5)       (4.2)
    NMHG Eliminations                                  (1.5)       (1.0)       (3.7)       (3.6)
                                                    -------     -------     -------     -------
 NMHG Consolidated                                  $ (10.4)    $  (5.4)    $ (24.5)    $ (16.6)
                                                    =======     =======     =======     =======

 INTEREST INCOME
   NMHG Wholesale                                   $    .4     $   1.1     $   1.6     $   2.9
   NMHG Retail                                          ---         ---         ---          .1
                                                    -------     -------     -------     -------
 NMHG Consolidated                                  $    .4     $   1.1     $   1.6     $   3.0
                                                    =======     =======     =======     =======

OTHER-NET, INCOME (EXPENSE), EXCLUDING INTEREST
INCOME
   NMHG Wholesale                                   $  (4.9)    $  (3.4)    $  (7.0)    $   1.5
   NMHG Retail                                          (.1)         .3        (1.1)         .3
                                                    -------     -------     -------     -------
 NMHG Consolidated                                  $  (5.0)    $  (3.1)    $  (8.1)    $   1.8
                                                    =======     =======     =======     =======

 INCOME TAX PROVISION (BENEFIT)
     NMHG Wholesale                                 $   (.1)    $  (6.0)    $    .8     $   6.7
     NMHG Retail                                         .4        (5.2)       (1.8)       (8.8)
     NMHG Eliminations                                 (1.0)        (.1)       (1.3)        ---
                                                    -------     -------     -------     -------
 NMHG Consolidated                                  $   (.7)    $ (11.3)    $  (2.3)    $  (2.1)
                                                    =======     =======     =======     =======
 NET INCOME (LOSS)
     NMHG Wholesale                                 $    .8     $ (19.7)    $   8.9     $  (2.4)
     NMHG Retail                                       (2.4)      (13.2)       (7.0)      (21.0)
     NMHG Eliminations                                   .8          .3          .4          .3
                                                    -------     -------     -------     -------
 NMHG Consolidated                                  $   (.8)    $ (32.6)    $   2.3     $ (23.1)
                                                    =======     =======     =======     =======
 DEPRECIATION AND AMORTIZATION
 EXPENSE
     NMHG Wholesale                                 $   7.4     $  11.1     $  22.6     $  33.3
     NMHG Retail                                        3.0         3.9         8.5        10.8
                                                    -------     -------     -------     -------
 NMHG Consolidated                                  $  10.4     $  15.0     $  31.1     $  44.1
                                                    =======     =======     =======     =======

 CAPITAL EXPENDITURES
     NMHG Wholesale                                 $   1.9     $  14.7     $   9.7     $  36.2
     NMHG Retail                                        1.1         2.6         2.4         6.5
                                                    -------     -------     -------     -------
 NMHG Consolidated                                  $   3.0     $  17.3     $  12.1     $  42.7
                                                    =======     =======     =======     =======



                                                  SEPTEMBER 30    DECEMBER 31
                                                      2002           2001
                                                   ----------     ----------
TOTAL ASSETS
    NMHG Wholesale                                 $  1,048.3     $  1,164.9
    NMHG Retail                                         187.0          215.6
    NMHG Holding/Eliminations                           (63.4)        (175.4)
                                                   ----------     ----------
  NMHG Consolidated                                $  1,171.9     $  1,205.1
                                                   ==========     ==========


NACCO charges fees to its operating subsidiaries, including NMHG. The amounts charged to NMHG were $1.7 million and $5.2 million for the three and nine month periods ended September 30, 2002, respectively. This compares with $1.9 million and $5.7 million for the three and nine month periods ended September 30, 2001, respectively.

Note 8 - Accounting Standards Not Yet Adopted

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

================
FINANCIAL REVIEW
================

The segment and geographic results of operations for NMHG were as follows for the three months and nine months ended September 30:


                                                THREE MONTHS                  NINE MONTHS
                                          -----------------------     -------------------------
                                            2002          2001           2002           2001
                                          --------     ----------     ----------     ----------
Revenues
    Wholesale
      Americas                            $  229.4     $    216.4     $    695.3     $    824.0
      Europe, Africa and Middle East          95.0           79.3          271.8          273.5
      Asia-Pacific                            17.9           18.7           50.1           51.8
                                          --------     ----------     ----------     ----------
                                             342.3          314.4        1,017.2        1,149.3
                                          --------     ----------     ----------     ----------
    Retail (net of eliminations)
      Americas                                 6.4            6.6           20.4           24.0
      Europe, Africa and Middle East          15.7           21.6           48.0           71.9
      Asia-Pacific                            21.2           17.5           60.5           55.2
                                          --------     ----------     ----------     ----------
                                              43.3           45.7          128.9          151.1
                                          --------     ----------     ----------     ----------
      NMHG Consolidated                   $  385.6     $    360.1     $  1,146.1     $  1,300.4
                                          ========     ==========     ==========     ==========

Operating profit (loss)
    Wholesale
      Americas                            $   13.7     $    (11.5)    $     34.5     $     19.4
      Europe, Africa and Middle East           (.6)          (8.5)          (1.6)          (8.2)
      Asia-Pacific                             (.2)           (.8)           (.4)          (1.8)
                                          --------     ----------     ----------     ----------
                                              12.9          (20.8)          32.5            9.4
                                          --------     ----------     ----------     ----------
    Retail (net of eliminations)
      Americas                                (1.2)           (.3)          (1.4)          (1.3)
      Europe, Africa and Middle East           (.2)         (16.6)            .8          (24.3)
      Asia-Pacific                             1.6            1.0           (1.8)           3.5
                                          --------     ----------     ----------     ----------
                                                .2          (15.9)          (2.4)         (22.1)
                                          --------     ----------     ----------     ----------
      NMHG Consolidated                   $   13.1     $    (36.7)    $     30.1     $    (12.7)
                                          ========     ==========     ==========     ==========



                                              THREE MONTHS                NINE MONTHS
                                          --------------------      ---------------------
                                            2002         2001         2002          2001
                                          -------      -------      --------      -------
Operating profit (loss) excluding
goodwill amortization
    Wholesale
      Americas                            $  13.7      $  (9.5)     $   34.5      $  25.3
      Europe, Africa and Middle East          (.6)        (7.6)         (1.6)        (5.6)
      Asia-Pacific                            (.2)         (.8)          (.4)        (1.6)
                                          -------      -------      --------      -------
                                             12.9        (17.9)         32.5         18.1
                                          -------      -------      --------      -------
    Retail (net of eliminations)
      Americas                               (1.2)         (.2)         (1.4)        (1.0)
      Europe, Africa and Middle East          (.2)       (16.5)           .8        (24.0)
      Asia-Pacific                            1.6          1.1          (1.8)         3.9
                                          -------      -------      --------      -------
                                               .2        (15.6)         (2.4)       (21.1)
                                          -------      -------      --------      -------
      NMHG Consolidated                   $  13.1      $ (33.5)     $   30.1      $  (3.0)
                                          =======      =======      ========      =======

Interest expense
    Wholesale                             $  (8.1)     $  (2.8)     $  (18.3)     $  (8.8)
    Retail (net of eliminations)             (2.3)        (2.6)         (6.2)        (7.8)
                                          -------      -------      --------      -------
      NMHG Consolidated                   $ (10.4)     $  (5.4)     $  (24.5)     $ (16.6)
                                          =======      =======      ========      =======

Other-net
    Wholesale                             $  (4.5)     $  (2.3)     $   (5.4)     $   4.4
    Retail (net of eliminations)              (.1)          .3          (1.1)          .4
                                          -------      -------      --------      -------
      NMHG Consolidated                   $  (4.6)     $  (2.0)     $   (6.5)     $   4.8
                                          =======      =======      ========      =======

Net income (loss)
    Wholesale                             $    .8      $ (19.7)     $    8.9      $  (2.4)
    Retail (net of eliminations)             (1.6)       (12.9)         (6.6)       (20.7)
                                          -------      -------      --------      -------
      NMHG Consolidated                   $   (.8)     $ (32.6)     $    2.3      $ (23.1)
                                          =======      =======      ========      =======
Effective tax rate
    Wholesale                              See (a)        23.2%         9.1%       See (a)
    Retail (including eliminations)          27.3%        29.1%        32.0%         29.8%
      NMHG Consolidated                      36.8%        25.6%      See (a)       See (a)

(a)  The effective tax rate is not meaningful.


In the third quarter of 2002, NMHG Wholesale recognized a tax benefit of $0.1 million on a relatively small amount of pre-tax income primarily due to a true-up in the estimated effective tax rate for the nine months ended September 30, 2002. The effective tax rate for the nine months ended September 30, 2002 is
9.1 percent for NMHG Wholesale and is not meaningful for NMHG Consolidated due to a $1.9 million tax benefit recognized in the first quarter of 2002 related to the recognition of previously generated losses in China, combined with a relatively low level of pre-tax income in the first nine months of 2002. These factors resulted in a net tax benefit for NMHG Consolidated that exceeds the pre-tax loss. For the nine months ended September 30, 2001, the effective tax rate for NMHG Wholesale and NMHG Consolidated is not meaningful. The tax benefit on the pre-tax loss in the first nine months of 2001 is offset by nondeductible goodwill amortization and other nondeductible items creating a tax provision instead of a tax benefit on the NMHG Consolidated pre-tax loss.

Third Quarter of 2002 Compared with Third Quarter of 2001

NMHG Wholesale: Revenues increased to $342.3 million in the third quarter of 2002, an increase of 9 percent from $314.4 million in the third quarter of 2001. The increase in revenues was due primarily to increased unit volumes in the Americas and Europe, favorable currency movements in Europe and a shift in mix to higher-priced units. Unit shipments increased 6 percent to 15,299 units in the third quarter of 2002 as compared with 14,452 units in the third quarter of 2001.

Operating profit increased to $12.9 million in the third quarter of 2002 from an operating loss of $20.8 million in the third quarter of 2001. Operating profit improved primarily due to (i) lower manufacturing costs driven by the completion of the Danville restructuring program in the fourth quarter of 2001 and global procurement and cost control programs, (ii) a favorable shift in mix to higher-margin lift trucks, (iii) a non-comparable restructuring expense of $3.6 million recognized in the third quarter of 2001 for a European restructuring program and (iv) the elimination of goodwill amortization of $2.9 million. See
Note 3 and Note 4 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of the NMHG Wholesale restructuring programs and the adoption of SFAS No. 142, respectively.

Net income of $0.8 million for the third quarter of 2002 improved from a net loss of $19.7 million in the third quarter of 2001 due to the factors affecting operating profit. These improvements were partially offset by increased interest expense, the negative effect of interest rate swap agreements, the amortization of deferred financing fees and a $1.9 million after-tax impairment of certain investments in unconsolidated affiliates.

Both the increase in interest rates and the amortization of deferred financing fees relate to the refinancing of NMHG's debt during the second quarter of 2002, which is discussed further in the Liquidity and Capital Resources section of this Form 10-Q.

The worldwide backlog level increased to 18,700 units at September 30, 2002 from 14,400 units at September 30, 2001 and 17,500 units at the end of the second quarter of 2002 primarily due to an increase in demand.


NMHG Retail (net of eliminations): Revenues decreased to $43.3 million in the third quarter of 2002 from $45.7 million in the third quarter of 2001. This decrease is primarily due to the sale of certain European retail dealerships in the fourth quarter of 2001 (the "sold operations"), which were included in the results for the third quarter of 2001, partially offset by increased rental revenues in Asia-Pacific. Revenues generated in the third quarter of 2001 by the sold operations were $5.7 million, net of intercompany eliminations.

Operating profit increased to $0.2 million from an operating loss of $15.9 million in the third quarter of 2001. The operating loss in the third quarter of 2001 included several special adjustments, primarily in Europe, including a $4.7 million restructuring charge for downsizing retail operations in Europe and charges of approximately $7.6 million to establish full accounting consistency among owned dealers on a global basis, true up those dealers previously reporting on a one-month lag to report on months consistent with the rest of NMHG and to reduce asset values and increase reserves reflective of the weakened capital goods market. In addition, the operating loss in the third quarter of 2001 includes an operating loss incurred by the sold operations. The operating results in the third quarter of 2002 as compared with the third quarter of 2001 also benefit from lower operating costs in Europe resulting from restructuring programs implemented in 2001 and the elimination of goodwill amortization.

Net loss improved to $1.6 million in the third quarter of 2002 from $12.9 million in the third quarter of 2001 primarily as a result of the items affecting operating income.

First Nine Months of 2002 Compared with First Nine Months of 2001

NMHG Wholesale: Revenues decreased to $1,017.2 million in the first nine months of 2002 from $1,149.3 million in the first nine months of 2001. The decline in revenues was primarily driven by decreased unit volume in the first half of the year, partially offset by increased volume in the third quarter of 2002. Unit shipments declined 15 percent to 46,405 units in the first nine months of 2002 as compared with 54,478 units in the first nine months of 2001.

Despite the volume decline, operating profit increased to $32.5 million in the first nine months of 2002 from $9.4 million in the first nine months of 2001. The increase in operating profit was primarily driven by a shift in mix to higher-margin lift trucks; the positive impact from improvement programs initiated in 2001, including the completion of the Danville, Illinois, plant closure in the fourth quarter of 2001 and the benefits of procurement, restructuring and cost control programs; and the elimination of goodwill amortization, partially offset by reduced unit volume.

Net income increased to $8.9 million in the first nine months of 2002 from a net loss of $2.4 million in the first nine months of 2001 as a result of the factors affecting operating profit, partially offset by additional interest and other-net expenses due to the factors discussed for the third quarter operating results, above.

Also affecting the year over year comparability of net income is a pre-tax insurance recovery of $8.0 million ($5.0 million after-tax) included in other income (expense) in the first nine months of 2001 relating to flood damage in September 2000 at NMHG's Sumitomo-NACCO joint venture in Japan and a $1.3 million after-tax charge in 2001 for the cumulative effect of accounting changes for derivatives and pension costs.


NMHG Retail (net of eliminations): Revenues decreased to $128.9 million for the first nine months of 2002 from $151.1 million for the first nine months of 2001. Revenues declined primarily due to the elimination of the sold operations, which generated revenues of $18.1 million, net of intercompany eliminations, for the first nine months of 2001. Operating loss in the first nine months of 2002 was $2.4 million compared with an operating loss of $22.1 million in the first nine months of 2001. Operating results improved primarily due to (i) several unusual adjustments recognized in 2001, as noted in the discussion of the third quarter operating results, (ii) lower operating costs in Europe resulting from restructuring programs implemented in 2001, (iii) the elimination of losses incurred by the sold operations in 2001 and (iv) the elimination of goodwill amortization of $1.0 million. Net loss was $6.6 million for the nine months ended September 30, 2002 compared with $20.7 million for the first nine months of 2001, primarily due to the factors affecting operating loss.


LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $9.7 million for NMHG Wholesale and $2.4 million for NMHG Retail during the first nine months of 2002. These capital expenditures include investments in machinery and equipment, tooling for new products, information systems and lease and rental fleet. It is estimated that NMHG's capital expenditures for the remainder of 2002 will be approximately $5.5 million for NMHG Wholesale and $0.8 million for NMHG Retail. Planned expenditures for the remainder of 2002 include tooling for new products, investments in worldwide information systems and additions to retail lease and rental fleet. The principal sources of financing for these capital expenditures are internally generated funds and bank borrowings.

On May 9, 2002, NMHG replaced its primary financing agreement, an unsecured floating-rate revolving line of credit with availability of $350.0 million, certain other lines of credit with availability of $28.6 million and a program to sell accounts receivable in Europe, with the proceeds from the sale of $250.0 million of 10% unsecured Senior Notes due 2009 and borrowings under a secured, floating-rate revolving credit facility which expires in May 2005. The proceeds from the Senior Notes were reduced by an original issue discount of $3.1 million.

The $250.0 million of 10% Senior Notes mature on May 15, 2009. The Senior Notes are senior unsecured obligations of NMHG Holding and are guaranteed by substantially all of NMHG's domestic subsidiaries. NMHG Holding has the option to redeem all or a portion of the Senior Notes on or after May 15, 2006 at the redemption prices set forth in the Indenture governing the Senior Notes.

Availability under the new revolving credit facility is up to $175.0 million and is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the "borrowers." Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. The borrowers, as defined in the new revolving credit facility, include NMHG Holding and certain domestic and foreign subsidiaries of NMHG Holding. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The initial applicable margins, effective through September 30, 2002, for base rate loans and LIBOR loans are 2.00% and 3.00%, respectively. The new revolving credit facility also requires a fee of 0.5% per annum on the unused commitment. Subsequent to September 30, 2002, the margins and unused commitment fee will be subject to adjustment based on a leverage ratio.

At September 30, 2002, the borrowing base under the new revolving credit facility was $93.6 million, which has been reduced by the commitments or availability under certain foreign credit facilities and an excess availability requirement of $15.0 million. Borrowings outstanding under this facility were $22.0 million at September 30, 2002. Therefore, at September 30, 2002, the availability under the new revolving credit facility was $71.6 million.

The domestic floating rate of interest applicable to this facility on September 30, 2002 was 5.61%, including the applicable floating rate margin. The new revolving credit facility includes a subfacility for foreign borrowers which can be denominated in British pounds sterling or euros. The foreign floating rate of interest applicable to this subfacility on September 30, 2002 was 6.96%, including the applicable floating rate margin. Included in the borrowing capacity is a $15.0 million overdraft facility available to foreign borrowers. The initial applicable margin, effective through September 30, 2002, for overdraft loans is 3.25% above the London base rate, as defined. The new revolving credit facility is guaranteed by certain domestic and foreign subsidiaries of NMHG Holding and secured by substantially all of the assets, other than property, plant and equipment, of the borrowers and guarantors, both domestic and foreign, under the facility.

The terms of the new revolving credit facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately U.S. $18.3 million on September 30, 2002, denominated in Australian dollars, reduced the amount of availability under the new revolving credit facility. In addition, availability under the new revolving credit facility was reduced by $5.5 million for a working capital facility denominated in Chinese yuan. If the commitments or availability under these facilities are increased, availability under the new revolving credit facility will be reduced. The $93.6 million of capacity under the new revolving credit facility at September 30, 2002 reflected the reduction of these foreign credit facilities.

Both the new revolving credit facility and terms of the Senior Notes include restrictive covenants which, among other things, limit the payment of dividends to NACCO. The new revolving credit facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. The borrowers must maintain aggregate excess availability under the new revolving credit facility of at least $15.0 million.

NMHG paid financing fees of approximately $15.1 million related to this refinancing. These fees were deferred and are being amortized as interest expense in the statement of operations over the respective terms of the new financing facilities.

As a result of the refinancing of NMHG's floating-rate revolving credit facility, NMHG terminated all of its interest rate swap agreements with all related cash outflows occurring during the third quarter of 2002. NMHG terminated interest rate swap agreements with a total notional amount of $285.0 million and a total net payable balance of $11.5 million at the respective dates of termination. See further discussion in Note 5 to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

Since December 31, 2001, in the ordinary course of business, NMHG Retail continued to make payments under existing operating lease agreements and enter into new operating lease agreements, primarily for rental equipment. As a result of obligations incurred by entering into new leases, partially offset by lease payments made in the ordinary course of business and the sale of one of its remaining German dealerships in the third quarter of 2002, the Company's future minimum lease payments increased $13.6 million from $141.6 million at December 31, 2001.

In addition, NMHG had contingent obligations for guarantees related to third party financing of NMHG's lift trucks in the amount of $134.9 million at September 30, 2002 compared with contingent obligations of a similar nature of $158.0 million at December 31, 2001.

NMHG believes that funds available under the new revolving credit facility, other available lines of credit and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.


NMHG Wholesale's capital structure is presented below:


                                                 SEPTEMBER 30  DECEMBER 31
                                                    2002          2001
                                                  --------      --------
NMHG Wholesale:
  Total net tangible assets                       $  271.6      $  375.2
  Advances to (from) NMHG Retail                     (15.5)         70.2
  Goodwill at cost                                   486.5         446.0
                                                  --------      --------
     Net assets before goodwill amortization         742.6         891.4
  Accumulated goodwill amortization                 (143.3)       (141.4)
  Advances from NACCO                                  ---          (8.0)
  Advances from NMHG Holding                        (247.2)          ---
  Other debt                                         (24.1)       (300.9)
  Minority interest                                   (1.4)         (2.3)
                                                  --------      --------
  Stockholder's equity                            $  326.6      $  438.8
                                                  ========      ========

  Debt to total capitalization                         45%           41%

The decrease in net tangible assets of $103.6 million is primarily due to a $79.2 million decrease in investments in NMHG Retail which was allocated to NMHG Holding and is not held by NMHG Wholesale. The remaining $24.4 million decrease in net tangible assets is due to a $30.1 million decrease in cash and cash equivalents, a $12.1 million decrease in property, plant and equipment and a $4.3 million decrease in net deferred tax assets combined with an $11.4 million increase in intercompany interest payable, somewhat offset by a $30.3 increase in total receivables. Accounts receivable increased primarily due to the second quarter 2002 termination of an agreement to sell European accounts receivable as part of NMHG's debt refinancing.

As a result of NMHG's debt refinancing, certain of NMHG Wholesale's borrowings that were previously from external sources are now financed with an intercompany advance from NMHG Holding. As such, advances from NMHG Holding replaced the majority of NMHG Wholesale's "other debt." Furthermore, at September 30, 2002, NMHG Wholesale has a net payable to NMHG Retail instead of a net receivable from NMHG Retail due to changes in the internal capitalization between NMHG
Wholesale, NMHG Retail and NMHG Holding. Part of the reason for this recapitalization was due to a reallocation of goodwill from NMHG Retail to NMHG Wholesale of approximately $40.3 million as part of the adoption of SFAS No.
142. See further discussion in Note 4 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

Stockholder's equity decreased due to a dividend to NMHG Holding of $117.7 million and a dividend to NACCO of $15.0 million, partially offset by an $8.2 million favorable adjustment to the foreign currency cumulative translation balance, net income for the first nine months of 2002 of $8.9 million and a $3.7 million decrease in the deferred loss on derivatives.


NMHG Retail's capital structure is presented below:


                                                            SEPTEMBER 30  DECEMBER 31
                                                                2002         2001
                                                              -------      --------
NMHG Retail:
  Total net tangible assets                                   $  80.3      $  109.5
  Advances to (from) NMHG Wholesale                              15.5         (70.2)
  Goodwill and other intangibles at cost                          1.8          45.2
                                                              -------      --------
      Net assets before goodwill amortization                    97.6          84.5
  Accumulated goodwill and other intangible amortization          (.2)         (5.6)
  Advances from NMHG Holding                                    (16.8)          ---
  Other debt                                                    (48.3)        (53.5)
                                                              -------      --------
  Stockholder's equity                                        $  32.3      $   25.4
                                                              =======      ========

  Debt to total capitalization                                   67%           68%


The decrease in total net tangible assets of $29.2 million is primarily due to a $14.9 million decrease in net intercompany and other receivables and a $7.3 million decline in inventory. The decrease in net intercompany accounts receivable is primarily due to the settlement of fiscal 2001 intercompany tax advances with NMHG Wholesale. Other receivables decreased primarily due to proceeds received in the first quarter of 2002 for the 2001 sold operations. A portion of these proceeds was used to pay down debt.

As noted above, changes in the internal capitalization between NMHG Wholesale, NMHG Retail and NMHG Holding resulted in a net advance to NMHG Wholesale at September 30, 2002 as compared with a net advance from NMHG Wholesale at December 31, 2001. This recapitalization is primarily due to the transfer of net goodwill to NMHG Wholesale.

The increase in stockholder's equity is due to a $12.6 million reallocation of equity to NMHG Holding and a $1.0 million favorable adjustment to the foreign currency cumulative translation balance, partially offset by a $6.6 million net loss for the first nine months of 2002. The reallocation of equity among segments does not affect NMHG's consolidated equity position.

EFFECTS OF FOREIGN CURRENCY

NMHG operates internationally and enters into transactions denominated in foreign currencies. As such, the Company's financial results are subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating income and net income are addressed in the discussion of operating results, above.


OUTLOOK

NMHG Wholesale

NMHG Wholesale expects improved operating results in the fourth quarter of 2002, compared with the fourth quarter of 2001, due to anticipated increased lift truck shipments and lower operating expenses as a result of previously initiated cost reduction programs, including restructuring programs, procurement initiatives and other strategic programs. NMHG Wholesale also expects to continue incurring increased interest expense and amortization of deferred financing fees as a result of the May 2002 refinancing of NMHG's debt.

NMHG Retail

NMHG Retail expects to continue its programs to improve the performance of its wholly owned dealerships as part of its objective for reaching at least break-even results.

NMHG Consolidated - Pension Cost

Based on actuarial calculations performed in accordance with SFAS No. 87, "Employers' Accounting for Pensions," as of September 30, 2002, the measurement date for the Company's pension plans, the Company expects an increase in its pension expense for 2003 as compared with 2002 of $1.6 million pre-tax. In addition, the Company will recognize an additional minimum pension liability adjustment in the fourth quarter of 2002 to reflect the amount that the pension plans' accumulated benefit obligation exceeds the plans' assets in excess of amounts previously accrued for pension costs. A large portion of this minimum pension liability adjustment will be reflected as a reduction to stockholder's equity as a component of accumulated other comprehensive income (loss).

The statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties which could cause actual results to differ materially from those presented in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to the Company's operations include, without limitation:

(1) changes in demand for lift trucks and related aftermarket parts and service on a worldwide basis, especially in the U.S. where the company derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or changes in costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products,
(6) product liability or other litigation, warranty claims or returns of products, (7) delays in or increased costs of restructuring programs, (8) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement initiatives, (9) acquisitions and/or dispositions of dealerships by NMHG, (10) costs related to the integration of acquisitions, (11) the impact of the introduction of the euro, including increased competition, foreign currency exchange movements and/or changes in operating costs and (12) the uncertain impact on the economy or the public's confidence in general from terrorist activities and the consequent climate of war.

                         Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective.

Changes in internal controls: Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                     Part II
                                OTHER INFORMATION

Item 1          Legal Proceedings - None

Item 5          Other Information - None

Item 6          Exhibits and Reports on Form 8-K
                (a)      Exhibits.  None
                (b)      Reports on Form 8-K.
                         Current Report on Form 8-K filed with the Commission on September 28, 2002 (Item 9)

                                    Signature





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                NMHG Holding Co.
                                   --------------------------------------------
                                                  (Registrant)



Date      November 14, 2002                    /s/ Michael K. Smith
      -------------------------    --------------------------------------------
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 14, 2002                    /s/ Reginald R. Eklund
       --------------------      -----------------------------------------------
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 14, 2002                      /s/ Michael K. Smith
      ----------------------             ---------------------------------------
                                                    Michael K. Smith
                                         Vice President Finance & Information
                                                    Systems and Chief
                                                    Financial Officer
                                              (Principal Financial Officer)