Form 10-K
period 2002-12-31
NMHG HOLDING CO
filed 2003-03-27
CIK 1173514

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002         Commission File No 333-89248

                                NMHG HOLDING CO.
             (Exact name of registrant as specified in its charter)

           Delaware                                           31-1637659
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

   650 NE Holladay Street, Suite 1600
            Portland, Oregon                                          97232
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

       Registrant's telephone number, including area code: (503) 721-6000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH
                                                         EXCHANGE
TITLE OF EACH CLASS                                 ON WHICH REGISTERED
-------------------                                 -------------------
       None                                                None


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                    YES NO X

As of February 28, 2003, the registrant had 100 shares of common stock outstanding, all of which was held by an affiliate of the registrant.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I 1(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I

ITEM 1.       BUSINESS.

GENERAL

        NMHG Holding Co. ("NMHG") is a wholly owned subsidiary of NACCO Industries, Inc. ("NACCO"). NMHG and its wholly owned subsidiaries, NACCO Materials Handling Group, Inc. ("NMHG Wholesale") and NMHG Distribution Co. ("NMHG Retail"), design, engineer, manufacture, sell, service and lease a comprehensive line of lift trucks and aftermarket parts and service marketed globally under the Hyster(R) and Yale(R) brand names.

        NMHG was incorporated in Delaware in 1999 to serve as a holding company for Hyster-Yale Materials Handling, Inc., which was incorporated in Delaware in 1991 as part of a holding company reorganization, and NMHG Retail, which was incorporated in Delaware in 1999.

        NMHG operates in two reportable segments: NMHG Wholesale and NMHG
Retail.

NMHG WHOLESALE

        NMHG Wholesale designs, engineers, manufactures and sells a comprehensive line of lift trucks and aftermarket parts on a global basis under the Hyster and Yale brand names.

MANUFACTURING AND ASSEMBLY

        NMHG Wholesale manufactures components, such as masts and transmissions, and assembles products in the market of sale to minimize freight cost and balance currency mix. In some instances, however, it utilizes one worldwide location to manufacture specific components or assemble specific products. NMHG Wholesale operates 14 manufacturing and assembly operations worldwide with six plants in the Americas, five in Europe and three in Asia-Pacific.

        Sales of lift trucks represented approximately 81% of NMHG Wholesale's annual revenues in each of 2002, 2001 and 2000.

MARKETING

        NMHG Wholesale's marketing organization is structured in three regional divisions: the Americas; Europe, which includes the Middle East and Africa; and Asia-Pacific. In each region, certain marketing support functions for the Hyster and Yale brands are combined into a single shared services organization. These activities include sales and service training, information systems support, product launch coordination, direct advertising, specialized sales material development, help desks, order entry, marketing strategy and field service support. Only the specific aspects of NMHG Wholesale's sales and marketing activities that interact directly with dealers and customers, such as dealer consulting and new lift truck units and aftermarket parts transaction support, are brand specific.

DISTRIBUTION NETWORK

        NMHG Wholesale distributes lift trucks and aftermarket parts through two channels: dealers and a National Accounts organization.


        DEALERS

        Independent Dealers

        The majority of NMHG Wholesale's dealers are independently owned and operated. In the Americas, NMHG Wholesale had 60 independent Hyster dealers and 75 independent Yale dealers as of December 31, 2002.

In Europe, including the Middle East and Africa, Hyster had 78 independent dealers with locations in 97 countries and Yale had 75 independent dealers with locations in 39 countries as of December 31, 2002. Hyster had 15 independent dealers in Asia-Pacific as of December 31, 2002. Yale was represented by 11 independent dealers in Asia-Pacific as of December 31, 2002.

        Owned Dealers

        From time to time, NMHG has acquired, on an interim basis, certain independent Hyster, Yale and competitor dealers and rental companies to strengthen or protect Hyster's and Yale's presence in select territories. See section following entitled "NMHG Retail" for a description of NMHG's owned dealers.

        NATIONAL ACCOUNTS

        NMHG Wholesale operates a National Accounts organization for both Hyster and Yale focused on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The National Accounts organization accounted for 18% of new lift truck unit volume in 2002. The dealer network described above supports the National Accounts organization by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with National Accounts sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, the National Accounts organization markets services including full maintenance leases and total fleet management.

CUSTOMERS

        NMHG Wholesale's customer base is diverse and fragmented, including, among others, food distributors, trucking and automotive companies, lumber, metal products, rental, paper and building materials suppliers, warehouses, light and heavy manufacturers, retailers and container handling companies.

AFTERMARKET PARTS

        NMHG Wholesale offers a line of aftermarket parts to service its large installed base of lift trucks currently in use in the industry. NMHG Wholesale offers online technical reference databases to obtain the required aftermarket parts for a job and an aftermarket parts ordering system. Aftermarket parts sales represented approximately 19% of NMHG Wholesale's annual revenues in each of 2002, 2001 and 2000.

        NMHG Wholesale sells Hyster and Yale branded aftermarket parts to dealers for Hyster and Yale lift trucks. NMHG Wholesale also sells aftermarket parts under the UNISOURCE(TM), MULTIQUIP(TM) and PREMIER(TM) brands to Hyster and Yale dealers for the service of competitor lift trucks.

FINANCING OF SALES

        NMHG Wholesale is engaged in a joint venture with General Electric Capital Corporation ("GECC") to provide dealer and customer financing of new lift trucks in the United States. NMHG owns 20% of the joint venture entity, NMHG Financial Services, Inc. ("NFS"), and receives fees and remarketing profits under an agreement that expires in 2003. NMHG accounts for its ownership of NFS using the equity method of accounting.

        In addition, NMHG Wholesale has also entered into an International Operating Agreement with GECC under which GECC provides leasing and financing services to Hyster and Yale dealers and their customers outside of the United States. GECC pays NMHG a referral fee once certain financial thresholds are reached. This agreement expires in 2003.

        Under the agreements with NFS and with GECC pursuant to the International Operating Agreement, NMHG's dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer's floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, NMHG provides residual value guarantees or standby recourse or repurchase obligations to NFS or to GECC. In substantially all of these transactions, NMHG maintains perfected security interests in the lift trucks financed, so that in the event of a default, NMHG has the ability to foreclose on the leased property and sell it through the Hyster or Yale dealer network. Furthermore, NMHG has established reserves for exposures under these agreements. NMHG expects to renew or replace these agreements at the end of 2003.

BACKLOG

        As of December 31, 2002, NMHG Wholesale's backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks was approximately 18,800 units, or $340 million, of which substantially all is expected to be filled during fiscal 2003. This compares to the backlog as of December 31, 2001 of approximately 15,100 units, or $266 million. Backlog represents unfilled lift truck orders to NMHG Wholesale's manufacturing and assembly facilities from dealers, National Accounts customers and contracts with the United States government.

KEY SUPPLIERS

        In 2002, no single supplier accounted for more than 7% of NMHG Wholesale's purchases. NMHG Wholesale believes there are competitive alternatives to all suppliers.

COMPETITION

        Competition in the lift truck industry is based primarily on strength and quality of dealers, brand loyalty, customer service, availability of products and aftermarket parts, comprehensive product line offering, product performance, product quality and features and the cost of ownership over the life of the lift truck. NMHG's management believes that it is competitive in all of these areas.

        The lift truck industry also competes with alternative methods of materials handling, including conveyor systems and automated guided vehicle systems.

        NMHG's aftermarket parts offerings compete with parts manufactured by other lift truck manufacturers as well as companies that focus solely on the sale of generic parts.

PATENTS, TRADEMARKS AND LICENSES

        NMHG Wholesale is not materially dependent upon patents or patent protection. NMHG Wholesale is the owner of the Hyster trademark. NMHG uses the Yale trademark on a perpetual royalty-free basis in connection with the manufacture and sale of lift trucks and related components. NMHG believes that the Hyster and Yale trademarks are material to its business.

NMHG RETAIL

GENERAL

        From time to time, NMHG, through NMHG Retail, has acquired, on an interim basis, certain independent Hyster, Yale and competitor dealers and rental companies to strengthen or protect Hyster's or Yale's presence in select territories. NMHG's long-term strategy is to identify strategic buyers for owned dealers that represent "best-in-class" dealers to support the Hyster and Yale brands. In early 2003, NMHG sold its sole company owned retail dealership in North America to MH Logistics Corporation, which already owned three Hyster dealerships.

        As of December 31, 2002, NMHG Retail had eight dealerships and rental companies in Europe and nine dealerships and rental companies in Asia-Pacific.

COMPANY OPERATIONS

        An NMHG Retail dealership is authorized to sell and rent either Hyster or Yale brand materials handling equipment. These dealerships will typically also sell allied lines of equipment from other manufacturers pursuant to dealer agreements. Allied equipment includes such items as sweepers, aerial work platforms, personnel carts, rough terrain forklifts and other equipment as well as racking and shelving. The number and type of products available will vary from dealership to dealership. A source of revenue for dealerships is the sale of parts and service for equipment sold by the dealership. Service is performed both in-shop and on-site. In addition to the outright sale of new and used equipment, dealerships provide equipment for lease and for short- or long-term rental.

        NMHG Retail dealerships are granted a primary geographic territory by NMHG Wholesale in which they operate. NMHG Retail operations are conducted at branch facilities located in major cities within NMHG Retail's assigned area of operations.

COMPETITION

        The materials handling equipment sales and rental industry is highly fragmented and competitive. NMHG Retail's competitors include dealers owned by original equipment manufacturers, original equipment manufacturer direct sales efforts, independently owned competitive dealerships and forklift rental outlets, independent parts operations, independent service shops and, to a lesser extent, independent Hyster or Yale dealers. The forklift truck industry also competes with alternative methods of materials handling, including conveyor systems, automated guided vehicle systems and manual labor.

CUSTOMERS

        NMHG Retail's customer base is highly diversified and ranges from Fortune 100 companies to small businesses in a substantial number of manufacturing and service industries. No single customer accounted for more than 10% of NMHG Retail's revenues during 2002. NMHG Retail's customer base varies widely by branch and is determined by several factors, including the equipment mix and marketing focus of the particular branch and the business composition of the local economy.

FINANCING OF SALES

        NMHG Retail dealerships have a preferred relationship with GECC. NMHG Retail dealerships may obtain wholesale and retail financing for the sale and leasing of equipment through GECC. This affords these dealerships with a wide variety of financial products at competitive rates. See also "NMHG Wholesale -- Financing of Sales" above.

RESEARCH AND DEVELOPMENT

        NMHG's research and development capability is organized around four major engineering centers, all coordinated on a global basis from NMHG's Portland, Oregon headquarters. Comparable products are designed for each brand concurrently and generally each center is focused on the global requirements for a single product line. NMHG's counterbalanced development center, which has global design responsibility for several classes of lift trucks primarily used in industrial applications, is located in Portland, Oregon. NMHG's big truck development center is located in Nijmegen, The Netherlands, adjacent to a dedicated global big truck assembly facility. Big trucks are primarily used in handling shipping containers and in specialized heavy lifting applications. Warehouse trucks, which are primarily used in distribution applications, are designed based on regional differences in stacking and storage practices. As a result, NMHG designs warehouse equipment for sale in the Americas market in Greenville, North Carolina adjacent to the Americas assembly facility for warehouse equipment. NMHG designs warehouse equipment for the European market in Masate, Italy.

        NMHG's engineering centers utilize a three-dimensional CAD/CAM system and are electronically connected to one another, to all of NMHG's manufacturing and assembly facilities and to some suppliers. This allows for collaboration in technical engineering designs and collaboration with suppliers. Additionally, NMHG solicits customer feedback throughout the design phase to improve product development efforts. NMHG invested $43.7 million, $44.7 million and $43.9 million on product design and development activities in 2002, 2001 and 2000, respectively.

SUMITOMO-NACCO JOINT VENTURE

        NMHG has a 50% ownership interest in Sumitomo-NACCO Materials Handling Group ("S-N"), a limited liability company that was formed in 1970 to manufacture and distribute lift trucks in Japan. Sumitomo Heavy Industries, Inc. owns the remaining 50% interest in S-N. Each shareholder of S-N is entitled to appoint directors representing 50% of S-N's board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Inc. prior to a vote of S-N's board of directors. As a result, NMHG accounts for its ownership in S-N using the equity method of accounting. NMHG purchases Hyster and Yale branded lift trucks and related components and aftermarket parts from S-N under normal trade terms for sale outside of Japan.

EMPLOYEES

        As of February 28, 2002, NMHG had approximately 7,000 employees, approximately 5,950 of whom were employed by the wholesale operations and approximately 1,050 of whom were employed by owned dealers. A majority of the employees in the Danville, Illinois parts depot operations (approximately 135 employees) are unionized, as are tool room employees (approximately 15 employees) located in Portland, Oregon. NMHG's contracts with the Danville and Portland unions each expire in 2003. Negotiations with respect to these contracts have not yet commenced. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville and Lenoir, North Carolina are not represented by unions.

        In Europe, some employees in the Craigavon, Northern Ireland and Irvine, Scotland facilities are unionized. Employees in the Nijmegen, The Netherlands facility are not represented by unions. The employees in Nijmegen have organized a works council, as required by Dutch law, which performs a consultative role on employment matters. In Mexico, shop employees are unionized. All of the European employees are part of European Works Council that performs a consultative role on business and employment matters.

        NMHG believes its current labor relations with both union and non-union employees are generally satisfactory. However, there can be no assurances that NMHG will be able to successfully renegotiate its union contracts without work stoppages or on acceptable terms.

ENVIRONMENTAL MATTERS

        NMHG's manufacturing operations are subject to laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous substances. NMHG Retail's operations are particularly affected by laws and regulations relating to the disposal of cleaning solvents and wastewater and the use of and disposal of petroleum products from underground and above-ground storage tanks. NMHG's policies stress compliance and NMHG believes it is currently in substantial compliance with existing environmental laws. If NMHG fails to comply with these laws or its environmental permits, then it could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions. In addition, future changes to environmental laws could require NMHG to incur significant additional expense or restrict operations. Based on current information, management does not expect compliance with environmental requirements to have a material adverse effect on NMHG's financial condition or results of operations.

        In addition, NMHG's products may be subject to laws and regulations relating to the protection of the environment, including those governing vehicle exhaust. Regulatory agencies in the United States and Europe have issued or proposed various regulations and directives designed to reduce emissions from spark ignited engines and diesel engines used in off-road vehicles, such as industrial lift trucks. These regulations will require NMHG and other lift truck manufacturers to incur costs to modify designs and manufacturing processes, and to perform additional testing and reporting. While there can be no assurance, NMHG believes that the impact of expenditures to comply with these requirements will not have a material adverse effect on its business.

        NMHG is investigating or remediating historical contamination caused by its operations or those of businesses it acquired at some current and former sites. NMHG has also been named as a potentially responsible party for cleanup costs under the so-called Superfund law at several third-party sites where NMHG (or its predecessors) disposed of wastes in the past. Under Superfund and often under similar state laws, the entire cost of cleanup can be imposed on any one of the statutorily liable parties, without regard to fault. While NMHG is not currently aware that any material outstanding claims or obligations exist with regard to these sites, the discovery of additional contamination at these or other sites could result in significant cleanup costs.

        In connection with any acquisition made by NMHG, NMHG could under some circumstances be held financially liable for or suffer other adverse effects due to environmental violations or contamination caused by a prior owner of the business. In addition, under some of the agreements through which NMHG has sold businesses or assets, NMHG has retained responsibility for certain contingent environmental liabilities arising from pre-closing operations. These liabilities may not arise, if at all, until years later.

GOVERNMENT AND TRADE REGULATIONS

        Since June 1988, Japanese-built internal combustion engine lift trucks imported into the United States, with lifting capacities between 2,000 and 15,000 pounds, including finished and unfinished lift trucks, chassis, frames and frames assembled with one or more component parts, have been subject to an anti-dumping duty order. Anti-dumping duty rates in effect through 2002 range from 7.39% to 56.81% depending on manufacturer or importer. The anti-dumping duty rate applicable to imports from S-N is 51.33%. NMHG does not currently import for sale in the United States any lift trucks or components subject to the anti-dumping duty order. This anti-dumping duty order will remain in effect until the Japanese manufacturers and importers satisfy the U.S. Department of Commerce that they have not individually sold merchandise subject to the order in the United States below fair market value for at least three consecutive years, or unless the Commerce Department or the U.S. International Trade Commission finds that changed circumstances exist sufficient to warrant the retirement of the order. All of NMHG's major Japanese competitors have either built or acquired manufacturing or assembly facilities over the past decade in the United States and any products manufactured at these facilities are not subject to the anti-dumping duty order. The legislation implementing the Uruguay round of GATT negotiations passed in 1994 provided for the anti-dumping order to be reviewed for possible retirement in 2000. NMHG opposed retirement of the order and the 2000 review did not result in retirement of the anti-dumping duty. The anti-dumping order will again be reviewed for possible retirement in 2005.

        There are no formal restraints on foreign lift truck manufacturers in the European Union. Several Japanese manufacturers have established manufacturing or assembly facilities within the European Union.

SEGMENT AND FOREIGN OPERATIONS FINANCIAL DISCLOSURES

        For financial information on each of NMHG's segments, see Note 15 to the Consolidated Financial Statements contained in Item 15 of this Form 10-K. For a description of revenues and other financial information by geographic region, see Note 15 to the Consolidated Financial Statements contained in Item 15 of this Form 10-K.

ITEM 2. PROPERTIES.

NMHG WHOLESALE

     The following table presents the principal assembly, manufacturing, distribution and office facilities that NMHG owns or leases for use in the wholesale operations:



-----------------------------------------------------------------------------------------------------------------
                                                OWNED/
   REGION           FACILITY LOCATION           LEASED                          FUNCTION(S)
-----------------------------------------------------------------------------------------------------------------
AMERICAS            Berea, Kentucky             Owned      Assembly of lift trucks
                    Danville, Illinois          Owned      Americas parts distribution center
                    Greenville, North           Owned      Divisional headquarters and marketing and sales
                    Carolina                               operations for Hyster and Yale in Americas; Americas
                                                           warehouse development center; assembly of lift trucks
                    Lenoir, North Carolina      Owned      Manufacture and assembly of component parts for lift
                                                           trucks
                    Portland, Oregon            Owned      Counterbalanced development center for design and
                                                           testing of lift trucks, prototype equipment and
                                                           component parts
                    Portland, Oregon            Leased     Manufacture of production tooling and prototype units
                    Portland, Oregon            Leased     Global headquarters
                    Ramos Arizpe, Mexico        Owned      Manufacture of component parts for lift trucks
                    Sao Paolo, Brazil           Owned      Assembly of lift trucks and marketing operations for
                                                           Brazil
                    Sulligent, Alabama          Owned      Manufacture of component parts for lift trucks
-----------------------------------------------------------------------------------------------------------------
EUROPE              Craigavon, Northern         Owned      Manufacture of lift trucks; cylinder and
                    Ireland                                transmission assembly; mast fabrication and assembly
                                                           for Europe
                    Fleet, England              Leased     Hyster and Yale marketing and sales operations in
                                                           Europe
                    Irvine, Scotland            Owned      Divisional headquarters; assembly of lift trucks,
                                                           mast manufacturing and assembly
                    Modena, Italy               Leased     Assembly of lift trucks
                    Masate, Italy               Leased     Assembly of lift trucks; European warehouse
                                                           development center
                    Nijmegen, The               Owned      Big trucks development center; manufacture  and
                    Netherlands                            assembly of big trucks and component parts; European
                                                           parts distribution center
-----------------------------------------------------------------------------------------------------------------
ASIA                Shanghai, China           Owned (1)    Assembly of lift trucks by Shanghai Hyster joint
                                                           venture
                    Sydney, Australia           Leased     Divisional headquarters and sales and marketing for
                                                           Asia-Pacific; distribution of aftermarket parts
-----------------------------------------------------------------------------------------------------------------


(1) This facility is owned by Shanghai Hyster Forklift Ltd., NMHG's Chinese joint venture company.


        S-N's operations are supported by two facilities. S-N's headquarters are located in Obu, Japan at a facility owned by S-N. The Obu facility also has assembly and distribution capabilities. In Cavite, the Philippines, S-N owns a facility for the manufacture of frames for S-N products.

NMHG RETAIL

        NMHG's 17 dealerships operate from 51 locations. Of these locations, 23 are in Europe and 28 are in Asia-Pacific, as shown below:

        EUROPE                      ASIA-PACIFIC
        ------                      ------------
        France (15)                 Australia (27)
        Germany (3)                 Singapore (1)
        The Netherlands (1)
        United Kingdom (4)

        Dealer locations generally include facilities for displaying equipment, storing rental equipment, servicing equipment, aftermarket parts storage and sales and administrative offices. NMHG owns 4 of these locations and leases 47 locations. Some of the leases were entered into or assumed in connection with acquisitions and many of the lessors under these leases are former owners of businesses that NMHG acquired.

        NMHG Retail geographic headquarters are shared with NMHG Wholesale in Fleet, England and Sydney, Australia.

ITEM 3. LEGAL PROCEEDINGS.

        Various legal proceedings and claims have been or may be asserted against NMHG relating to the conduct of its business, including product liability, environmental and other claims. These proceedings are incidental to the ordinary course of NMHG's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Omitted pursuant to General Instruction I 2(c) of Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        NMHG is a wholly owned subsidiary of NACCO Industries, Inc. and there is no established public trading market for its common stock. In 2002 and 2001, NMHG declared a cash dividend of $15.0 million and $5.0 million, respectively, on its common stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the restrictions on NMHG's ability to pay such dividends.

        NMHG does not maintain compensation plans under which equity securities of NMHG are authorized for issuance.

ITEM 6. SELECTED FINANCIAL DATA.

        Omitted pursuant to General Instruction I 2(a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        NMHG Holding Co. ("NMHG Parent"), through its wholly owned subsidiaries, NACCO Materials Handling Group, Inc. ("NMHG Wholesale") and NMHG Distribution Co. ("NMHG Retail") (collectively "NMHG" or the "Company") designs, engineers, manufactures, sells, services and leases a full line of lift trucks and service parts marketed worldwide under the Hyster(R) and Yale(R) brand names. The Company manages its operations as two reportable segments: wholesale manufacturing and retail distribution. NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships and rental companies. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. Results of operations and financial condition are discussed separately for NMHG Wholesale and NMHG Retail. Results by segment are also summarized in Note 15 to the Consolidated Financial Statements. NMHG Parent is a wholly owned subsidiary of NACCO Industries, Inc. ("NACCO").

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities (if any). On an ongoing basis, the Company evaluates its estimates, including those related to product discounts and returns, bad debts, inventories, income taxes, warranty obligations, product liabilities, restructuring, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience, actuarial valuations and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

        The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

        PRODUCT LIABILITIES: The Company provides for the estimated cost of personal and property damage relating to the Company's products. Reserves are made for estimates of the costs for known claims and estimates of the costs of incidents that have occurred but for which a claim has not yet been reported to the Company, in excess of available insurance coverage. While the Company engages in extensive product quality reviews and customer education programs, the Company's product liability provision is affected by the number and magnitude of claims of alleged product-related damage and the cost to defend those claims. In addition, the provision for product liabilities is also affected by changes in assumptions for medical costs, inflation rates, trends in damages awarded by juries and estimates of the number of claims that have been incurred but not yet reported. Changes to the estimate of any of these factors could result in a material change to the Company's product liability provision causing a related increase or decrease in reported net operating results in the period of change in the estimate.

        GOODWILL: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company is required to test goodwill for impairment at least annually. Changes in management's judgments and estimates could significantly affect the Company's analysis of the impairment of goodwill. To test goodwill for impairment, the Company is required to estimate the fair value of each of its reporting units. Since quoted market prices in an active market are not available for the Company's reporting units, the Company uses other valuation techniques. The Company has developed a model to estimate the fair value of the reporting units, primarily incorporating a discounted cash flow valuation technique. This model incorporates the Company's estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management's judgment regarding the applicable discount rates to use to discount those estimated cash flows. Changes to these judgments and estimates could result in a significantly different estimate of the fair value of the reporting units which could result in an impairment of goodwill.

        REVENUE RECOGNITION: Revenues are generally recognized when title transfers as customer orders are completed and shipped. Reserves for discounts, returns and product warranties are maintained for anticipated future claims. The accounting policies used to develop these product discounts, returns and warranties include:

        PRODUCT DISCOUNTS: The Company records estimated reductions to revenues for customer programs and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NMHG HOLDING CO. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Percentage Data)


        incentive offerings including special pricing agreements, price competition, promotions and other volume-based incentives. If market conditions were to decline or if competition was to increase, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenues at the time the incentive is offered.

        PRODUCT RETURNS: Products generally are not sold with the right of return. However, based on the Company's historical experience, a portion of aftermarket parts sold are estimated to be returned due to reasons such as product failure and excess inventory stocked by dealers which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues at the time of sale based on this historical experience and the limited right of return provided to the Company's dealers. If future trends were to change significantly from those experienced in the past, incremental reductions to revenues may result based on this new experience.

        PRODUCT WARRANTIES: The Company provides for the estimated cost of product warranties at the time revenues are recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, labor costs and replacement component costs incurred in correcting a product failure. Should actual product failure rates, labor costs or replacement component costs differ from the Company's estimates, revisions to the estimated warranty liability would be required which would affect net income.

        ALLOWANCES FOR DOUBTFUL ACCOUNTS: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        INVENTORY RESERVES: The Company writes down its inventory to the lower of cost or market, which includes an estimate for obsolescence or excess inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs.

        DEFERRED TAX VALUATION ALLOWANCES: The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount (including the valuation allowance), an adjustment to the deferred tax asset would increase income in the period such determination was made. Conversely, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be expensed in the period such determination was made.


FINANCIAL SUMMARY

        Selected consolidated operating results of the Company were as follows:


                                                                           2002           2001           2000
                                                                       --------------  ------------  -------------
     CONSOLIDATED OPERATING RESULTS:
     Income (loss) before cumulative effect of
             accounting changes                                        $      12.3     $  (48.1)     $     21.3
     Cumulative effect of accounting changes, net-of-tax(1)                    ---         (1.3)            ---
                                                                       --------------  ------------  -------------
     Net income (loss)                                                 $      12.3     $  (49.4)     $     21.3
                                                                       ==============  ============  =============



(1) Cumulative effects of changes in accounting were recognized in 2001 as a result of the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and for a change in calculating pension costs. See discussion in Note 2 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NMHG HOLDING CO. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Percentage Data)

        The following schedule identifies the components of the changes in consolidated revenues, operating profit (loss) and income (loss) before cumulative effect of accounting changes for 2002 compared with 2001:


                                                             Operating      Income (loss) before
                                                               Profit       cumulative effect of
                                             Revenues          (Loss)        accounting changes
                                            ------------    ------------- -------------------------
         2001                               $    1,672.4    $      (44.9)     $         (48.1)

         Increase (decrease) in 2002
                 NMHG Wholesale                    (47.1)           52.1                 34.3
                 NMHG Retail                       (36.9)           36.2                 26.1
                                            ------------    -------------     ---------------
         2002                               $    1,588.4    $       43.4      $          12.3
                                            ============    =============     ===============


        Following is a discussion of operating results by segment, including those items that materially affect the year-to-year comparison within each of the segment discussions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NMHG HOLDING CO. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Percentage Data)




FINANCIAL REVIEW

        The segment and geographic results of operations for NMHG were as follows for the year ended December 31:


                                                                    2002             2001           2000
                                                                --------------   -------------  --------------
       Revenues
           Wholesale
              Americas                                          $        958.3   $   1,031.1    $   1,291.6
              Europe, Africa and Middle East                             385.8         363.9          394.6
              Asia-Pacific                                                72.1          68.3           63.8
                                                                --------------   -------------  --------------
                                                                       1,416.2       1,463.3        1,750.0
                                                                 --------------   -------------  --------------
           Retail (net of eliminations)
              Americas                                                    26.2          30.9           33.1
              Europe, Africa and Middle East                              66.2         106.8           97.3
              Asia-Pacific                                                79.8          71.4           51.7
                                                                --------------   -------------  --------------
                                                                         172.2         209.1          182.1
                                                                 --------------   -------------  --------------
              NMHG Consolidated                                 $      1,588.4   $   1,672.4    $   1,932.1
                                                                 ==============   =============  ==============

       Operating profit (loss)
           Wholesale
              Americas                                          $         49.0   $      10.0    $      78.5
              Europe, Africa and Middle East                              (2.8)        (13.7)           2.3
              Asia-Pacific                                                 0.4          (1.8)          (2.3)
                                                                 --------------   -------------  --------------
                                                                          46.6          (5.5)          78.5
                                                                --------------   -------------  --------------
           Retail (net of eliminations)
              Americas                                                    (2.7)         (2.4)          (0.9)
              Europe, Africa and Middle East                               0.4         (34.8)         (15.3)
              Asia-Pacific                                                (0.9)         (2.2)           0.9
                                                                --------------   -------------  --------------
                                                                          (3.2)        (39.4)         (15.3)
                                                                --------------   -------------  --------------
              NMHG Consolidated                                 $         43.4   $     (44.9)   $      63.2
                                                                ==============   =============  ==============

       Operating profit (loss) excluding goodwill amortization
           Wholesale
              Americas                                          $         49.0   $      17.8    $      86.4
              Europe, Africa and Middle East                              (2.8)        (10.4)           5.7
              Asia-Pacific                                                 0.4          (1.5)          (2.0)
                                                                --------------   -------------  --------------
                                                                          46.6           5.9           90.1
                                                                --------------   -------------  --------------
           Retail (net of eliminations)
              Americas                                                    (2.7)         (2.1)          (0.8)
              Europe, Africa and Middle East                               0.4         (34.4)         (14.7)
              Asia-Pacific                                                (0.9)         (1.4)           1.2
                                                                --------------   -------------  --------------
                                                                          (3.2)        (37.9)         (14.3)
                                                                --------------   -------------  --------------
              NMHG Consolidated                                 $         43.4   $     (32.0)   $      75.8
                                                                ==============   =============  ==============

       Interest expense
           Wholesale                                            $        (25.9)  $     (12.9)   $     (13.4)
           Retail (net of eliminations)                                   (8.0)        (10.2)          (7.8)
                                                                --------------   -------------  --------------
              NMHG Consolidated                                 $        (33.9)  $     (23.1)   $     (21.2)
                                                                ==============   =============  ==============
       Other-net
           Wholesale                                            $         (1.2)  $       4.2    $      (4.6)
           Retail (net of eliminations)                                    1.5           0.4            0.2
                                                                --------------   -------------  --------------
              NMHG Consolidated                                 $          0.3   $       4.6    $      (4.4)
                                                                ==============   =============  ==============

       Net income (loss)
           Wholesale                                            $         21.5   $     (14.1)   $      37.0
           Retail (net of eliminations)                                   (9.2)        (35.3)         (15.7)
                                                                --------------   -------------  --------------
              NMHG Consolidated                                 $         12.3   $     (49.4)   $      21.3
                                                                ==============   =============  ==============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NMHG HOLDING CO. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Percentage Data)




                                                                    2002             2001           2000
                                                                --------------   -------------  --------------
       Effective tax rate
           Wholesale                                                    (4.1%)          4.2%           40.7%
           Retail (net of eliminations)                                  5.1%          28.3%           31.4%
              NMHG Consolidated                                        (13.3%)         22.9%           46.3%


        For 2002, the effective tax rate for NMHG Wholesale and NMHG Consolidated includes the effect of certain favorable tax adjustments including a $4.2 million settlement from a transfer pricing tax audit, a $1.9 million tax benefit related to the recognition of previously generated losses in China and the resolution of certain other tax issues provided for in prior years. The effect of these items resulted in a net tax benefit on pre-tax income in 2002. The effective tax rate for NMHG Wholesale in 2001 includes the effect of nondeductible goodwill amortization, an increase in the valuation allowance provided for certain deferred tax assets and state income tax adjustments.

        The effective tax rate benefit on pre-tax losses at NMHG Retail declined in 2002 as compared with 2001 and 2000 primarily due to an increase in 2002 in the valuation allowance provided for certain deferred tax assets.

         A detail of Other-net is as follows for the year ended December 31:


                                                                    2002             2001          2000
                                                                --------------   -------------  ------------
       Other-net
           NMHG Wholesale
              Interest income                                   $       3.3      $      3.4     $       2.2
              U.S. customs award                                        2.0             ---             ---
              Foreign currency exchange gain                            0.8             0.4             0.4
              Equity in earnings (loss) of
                unconsolidated affiliates                               0.5             2.6            (0.2)
              Insurance recovery                                        ---             8.0             ---
              Loss on interest rate swap agreements                    (5.7)           (1.4)            ---
              Discount on the sale of accounts receivable              (0.5)           (4.7)           (5.5)
              Other                                                    (1.6)           (4.1)           (1.5)
                                                                --------------   -------------  ------------
                                                                $      (1.2)     $      4.2     $      (4.6)
                                                                ==============   =============  ============
           NMHG Retail
              Interest income                                   $       0.1      $      0.2     $       0.1
              Other                                                     1.4             0.2             0.1
                                                                --------------   -------------  ------------
                                                                $       1.5      $      0.4     $       0.2
                                                                ==============   =============  ============

                                                                --------------   -------------  ------------
              NMHG Consolidated                                 $       0.3      $      4.6     $      (4.4)
                                                                ==============   =============  ============


        Other-net in 2002 includes income of $2.0 million for an anti-dumping settlement awarded by U.S. customs to NMHG during 2002. Equity in the earnings
(loss) of unconsolidated affiliates declined in 2002 as compared with 2001 primarily resulting from a $2.4 million write-down for an other than temporary decline in the value of an investment in a non-consolidated retail dealership. The change in the equity in the earnings (loss) of unconsolidated affiliates in 2001 as compared with 2000 is primarily due to the change in earnings from Sumitomo-NACCO Materials Handling Group ("S-N"), a 50 percent-owned joint venture with Sumitomo Heavy Industries, Ltd. in Japan. The insurance recovery of $8.0 million recognized in 2001 relates to a recovery from flood damages incurred in September 2000 at S-N.

        The increase in the loss on interest rate swap agreements to $5.7 million in 2002 as compared with $1.4 million in 2001 is primarily due to the recognition of the ineffective portion of interest rate swap agreements which no longer qualified for hedge accounting as a result of the refinancing of NMHG's debt in May 2002. All of NMHG's interest rate swap agreements were terminated prior to December 31, 2002. Discounts on the sale of receivables decreased in 2002 to $0.5 million from $4.7 million in 2001 and $5.5 million in 2000 due to the December 2001 termination in Americas and the May 2002 termination in Europe of programs to sell accounts receivable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NMHG HOLDING CO. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Percentage Data)




NMHG WHOLESALE

2002 COMPARED WITH 2001

        Revenues decreased 3.2% to $1,416.2 million in 2002 from $1,463.3 million in 2001. The decline in revenues was primarily driven by decreased unit volume in the first half of 2002 that was partially offset by increased unit volume in the second half of 2002, as compared with volumes in the same periods of 2001. Unit shipments declined 6.5% to 64,437 units in 2002 as compared with 68,929 units in 2001 primarily as a result of the low levels of unit shipments during the first half of 2002. Lift truck shipments in the second half of 2002 increased 15.3% to 33,331 units compared with 28,903 units in the second half of 2001. The decline in revenues from unit volume for the full year, however, was partially offset by the favorable effect of currency movements in Europe and a shift in mix to higher-priced lift trucks. While revenues declined in 2002, bookings have increased steadily from the low levels in mid-2001, reflecting an increase from the severe decline in the lift truck segment of the broader capital goods market in North America in 2001.

        Despite the volume decline, operating profit increased to $46.6 million in 2002 from an operating loss of $5.5 million in 2001. Results in 2002 include a restructuring charge of $12.3 million, which is discussed in further detail below. Results in 2001 included $12.0 million of expenses incurred during 2001 related to the Danville plant closure announced in 2000 and a restructuring charge of $4.5 million recognized in 2001 for cost reductions in Europe. In addition, 2001 includes goodwill amortization expense of $11.4 million, which is no longer required beginning in 2002 as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." The adoption of the Statement is discussed further in Note 2 and Note 8 to the Consolidated Financial Statements. Excluding these non-comparable items, the increase in operating profit was primarily driven by a shift in mix to higher-margin lift trucks and the positive impact on the cost of operations from improvement programs initiated in 2001, including the completion of the Danville, Illinois, plant closure in the fourth quarter of 2001 and the benefits of procurement, restructuring and cost control programs. The impact of these factors was partially offset by reduced unit volume.

        Net income increased to $21.5 million in 2002 from a net loss of $14.1 million in 2001 as a result of the factors affecting operating profit and due to certain favorable tax adjustments including a $4.2 million settlement from a transfer pricing tax audit and a $1.9 million tax benefit related to the recognition of previously generated losses in China. The positive effect of these factors was partially offset by (i) increased interest expense, including the amortization of deferred financing fees, (ii) the negative effect of interest rate swap agreements and (iii) a charge for the impairment of certain investments in unconsolidated affiliates. The increase in interest expense, the negative effect of interest rate swap agreements and the amortization of deferred financing fees relate to the refinancing of NMHG's debt during the second quarter of 2002. See Note 9 to the Consolidated Financial Statements for a discussion of this debt refinancing.

        Also affecting the year over year comparability of net income is a pre-tax insurance recovery of $8.0 million ($5.0 million after-tax) included in other income in 2001 relating to flood damage in September 2000 at S-N and a $1.3 million after-tax charge in 2001 for the cumulative effect of accounting changes for derivatives and pension costs.

        The worldwide backlog level increased to 18,800 units at December 31, 2002 from 15,100 units at December 31, 2001 and from 18,700 units at September 30, 2002 primarily due to increased demand for lift trucks in the Americas.

2002 RESTRUCTURING PLAN

        In 2002, management committed to the restructuring of certain operations in Americas and Europe. As such, NMHG Wholesale recognized a restructuring charge of $12.5 million pre-tax ($8.0 million after-tax), of which $3.8 million relates to a non-cash asset impairment charge and $8.7 million relates to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Severance payments are expected to begin in 2003 and continue through 2005. As announced in December 2002, NMHG Wholesale will phase out its Lenoir, North Carolina, lift truck component facility and restructure other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. These actions are designed to essentially complete the restructuring of NMHG Wholesale's global manufacturing facility structure. Previously announced programs such as Demand Flow Technology(TM), selected component outsourcing and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NMHG HOLDING CO. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Percentage Data)


innovative lift truck designs have enabled NMHG to maintain substantially unchanged lift truck production capacity in fewer facilities and at a reduced cost.

        The Lenoir component facility is expected to be phased out over a 12- to 15-month period, beginning December 31, 2002. The Lenoir plant's lift truck component operations, including mast and cylinder manufacturing, will be consolidated into plants in Sulligent, Alabama; Berea, Kentucky; and Greenville, North Carolina.

        The Irvine assembly and component facility is expected to be restructured to an appropriately sized operation. The restructured facility is expected to manufacture three- and four-wheel electric rider lift trucks and mast components for the European market. Other lift truck components currently manufactured in Irvine will be outsourced to independent suppliers.

        In 2003, NMHG expects to recognize pre-tax costs, net of certain benefits, of approximately $14.0 million related to this restructuring program. However, total costs of this restructuring program incurred in 2003 and beyond are expected to be substantially mitigated by government incentives. Initial net benefits from this restructuring program are expected to be realized in 2004 with full twelve months of estimated annual pre-tax benefits of approximately $12.3 million expected beginning in 2006. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies. In addition, outlays for capital expenditures, primarily for new tooling and equipment, of approximately $7.3 million are expected in 2003.

2001 COMPARED WITH 2000

        Revenues decreased 16.4% to $1,463.3 million in 2001 from $1,750.0 million in 2000. A steep drop in the lift truck segment of the broader capital goods market in North America resulted in an 18.7% reduction in worldwide lift truck shipments at NMHG Wholesale. A total of 68,929 units were shipped in 2001 compared with 84,825 units shipped in 2000. The rate of monthly retail orders in the U.S. and Canada declined approximately 50% from the peak month in 2000 as compared with the lowest month in 2001. NMHG Wholesale's revenues also declined due to lower parts sales resulting from reduced lift truck utilization which is typical during a capital goods recession. The decrease in revenues, which was primarily driven by unit volume, was partially offset by a shift in mix to higher-priced lift trucks.

        NMHG Wholesale's operating loss was $5.5 million for 2001 as compared with an operating profit of $78.5 million for 2000. The decrease was largely due to reduced unit and parts volume and resulting reductions in the absorption of manufacturing overhead costs and related manufacturing inefficiencies. Additionally, operating profit was adversely affected by $12.0 million of expenses incurred during 2001 related to the Danville plant closure announced in 2000 and a restructuring charge of $4.5 million recognized in 2001 for cost reductions in Europe. These 2001 charges compare with a restructuring charge of $13.9 million recognized in 2000 for the Danville plant closure. See below for a further discussion of these restructuring charges. The decrease in operating profit is also attributable to write-downs of inventory taken in 2001 primarily due to an increase in the estimate of obsolete and excess inventory on hand. The decline in operating profit was offset somewhat by favorable foreign currency effects, lower incentive compensation costs and an increase in the average sales price per unit.

        NMHG Wholesale recorded a net loss for 2001 of $14.1 million as compared with net income of $37.0 million for 2000. The decline in net operating results was due to the factors affecting operating profit, the effect of nondeductible goodwill amortization and an increase in the valuation allowance on the tax provision and due to a $1.3 million after-tax charge for the cumulative effect of accounting changes in 2001. See Note 2 to the Consolidated Financial Statements for a discussion of these accounting changes. The decline in operating results for 2001 as compared with 2000 was offset somewhat by insurance proceeds resulting in income of $5.0 million after-tax recognized in 2001 relating to flood damage in September 2000 at a facility owned by S-N.

2001 AND 2000 RESTRUCTURING PLANS

        In 2001, management committed to the restructuring of certain wholesale operations in Europe. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax for severance and other employee benefits to be paid to approximately 285 manufacturing and administrative personnel in Europe. As of December 31, 2002, approximately $3.4 million has been paid to approximately 245 employees and $0.2 million of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NMHG HOLDING CO. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Percentage Data)



the amount accrued at December 31, 2001 was reversed in 2002 leaving an ending accrual balance, net of currency adjustments, of $1.1 million at December 31, 2002.

        Additional pre-tax costs of $0.2 million were recognized in 2002 for the NMHG Wholesale European restructuring plan for costs not eligible to be accrued as of December 31, 2001. As a result of the reduced headcount in Europe, NMHG Wholesale realized pre-tax cost savings primarily from reduced employee wages and benefits of $7.1 million in 2002 and estimates annual pre-tax cost saving of $8.6 million beginning in 2003. However, additional costs of approximately $1.1 million are expected to be recognized in 2003 relating to this program. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies.

        In 2000, the Board of Directors approved management's plan to transfer manufacturing activities from NMHG's Danville, Illinois, assembly plant to its other global manufacturing plants. The adoption of this plan resulted in $11.7 million of costs accrued in 2000, relating to retirement costs, medical costs and employee severance benefits. In addition, an impairment charge of $2.2 million was recognized in 2000 as a result of the anticipated disposition of certain assets at an amount below net book value. During 2001, payments for severance and other benefits of $1.6 million were made to approximately 350 employees. In addition, the accrual for severance was reduced by $0.4 million. Approximately $12.0 million of pre-tax costs associated with the Danville phase-out, which were not eligible for accrual as of December 31, 2000, were expensed during 2001.

         In 2002, final severance payments of $2.1 million were made to approximately 215 employees of the Danville, Illinois, assembly plant. Also in 2002, NMHG Wholesale recognized a charge of approximately $2.0 million, which had not previously been accrued, related primarily to the costs of the idle Danville facility. Cost savings primarily from reduced employee wages and benefits of approximately $10.9 million pre-tax were realized in 2002 related to this program. Cost savings primarily from reduced employee wages and benefits are estimated to be $11.4 million pre-tax, net of idle facility costs, in 2003 and $13.4 million pre-tax annually thereafter, as a result of anticipated improved manufacturing efficiencies and reduced fixed factory overhead. Although a significant portion of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies. See also discussion in Note 3 to the Consolidated Financial Statements.


NMHG RETAIL (NET OF ELIMINATIONS)

2002 COMPARED WITH 2001

        Revenues decreased 17.6% to $172.2 million in 2002 from $209.1 million in 2001. Revenues declined primarily due to the sale of certain European retail dealerships in the fourth quarter of 2001 (the "sold operations"), which generated revenues of $26.4 million, net of intercompany eliminations, in 2001. The decline in revenues is also attributable to reduced market demand in the Americas and in Europe, especially in the territories in which NMHG's owned retail dealerships operate.

        Operating loss in 2002 was $3.2 million compared with $39.4 million in 2001. Operating results improved primarily due to (i) several non-cash charges recognized in 2001, primarily in Europe, including a $4.7 million restructuring charge for downsizing retail operations in Europe and non-cash charges of approximately $7.1 million to establish full accounting consistency among owned dealers on a global basis, to cause those dealers previously reporting on a one-month lag to report on months consistent with the rest of NMHG and to reduce asset values and increase reserves reflective of the weakened capital goods market, (ii) lower operating costs in Europe resulting from restructuring programs implemented in 2001 as discussed below, (iii) the elimination of $9.5 million of operating losses incurred by the sold operations in 2001 and (iv) the elimination of goodwill amortization of $1.5 million as a result of the adoption of SFAS No. 142. Net loss improved to $9.2 million in 2002 compared with $35.3 million in 2001 primarily due to the factors affecting operating loss, partially offset by a decrease in the effective tax rate benefit on the losses in 2002, as discussed above.

        On January 3, 2003, NMHG sold substantially all of the assets and liabilities of its wholly owned dealer in the U.S, which comprises the Americas component of NMHG Retail. The loss recognized in 2002 as a result of the write-down to fair value, less cost to sell, of the disposed net assets was not material to the operating results of the Company. Furthermore, the Company does not expect any significant additional loss to be recognized in 2003 as a result of this transaction. Revenues and operating loss from the NMHG Retail-Americas operation in 2002 were

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NMHG HOLDING CO. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Percentage Data)



$26.2 million and $2.7 million, respectively, net of eliminations from transactions with NMHG Wholesale. As a result of the sale of this business, these revenues and losses are not expected to continue in 2003. However, NMHG Wholesale is expected to sell lift trucks and service parts to the new independent owner of this retail dealership.


2001 COMPARED WITH 2000

        Revenues increased 14.8% to $209.1 million for 2001 from $182.1 million for 2000 largely as a result of the effect of a full year of revenues in 2001 from dealerships acquired in Asia-Pacific in the fourth quarter of 2000. This revenue growth was partially offset by lower parts and service revenues and unfavorable pricing and product mix.

        Operating loss in 2001 was $39.4 million compared with $15.3 million in 2000. The increase in operating loss was primarily due to several unusual adjustments in 2001. The majority of these unusual adjustments were recognized in Europe, which accounted for a significant portion of NMHG Retail's 2001 operating loss. The 2001 operating loss includes a charge of $10.4 million for a loss on the sale of certain wholly owned dealers and related wind-down costs. See also Note 4 to the Consolidated Financial Statements for a discussion of this transaction. The 2001 operating loss also includes a $4.7 million restructuring charge for downsizing to match then current levels of demand at retail operations in Europe that NMHG Retail had acquired over several prior years. In addition, the 2001 operating loss includes charges of approximately $7.1 million to reduce asset values and increase reserves reflective of the weakened capital goods markets, establish full accounting consistency among retail operations on a global basis and to cause those dealers previously reporting on a one-month lag to report on months consistent with the rest of NMHG.

        Net loss was $35.3 million for 2001 compared with $15.7 million for 2000, primarily due to the factors affecting operating loss combined with an increase in interest expense allocated to NMHG Retail.

2001 RESTRUCTURING PLAN

        In 2001, as previously discussed, management committed to the restructuring of certain retail operations in Europe. As such, NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax, of which $0.4 million relates to lease termination costs and $4.3 million relates to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. In 2001, $0.4 million was paid to approximately 40 employees.

        In 2002, severance payments of $2.5 million were made to approximately 70 employees. A majority of the headcount reductions were made by the end of the first half of 2002. Cost savings primarily from reduced employee wages, employee benefits and lease costs of approximately $2.9 million pre-tax were realized in 2002 related to this program. Cost savings primarily from reduced employee wages, employee benefits and lease costs are estimated to be $2.9 million pre-tax annually beginning in 2003. Estimated benefits could be reduced by additional severance payments, if any, made to employees above the statutory or contractually required amount that was accrued in 2001.


LIQUIDITY AND CAPITAL RESOURCES

        On May 9, 2002, NMHG replaced its primary financing agreement, an unsecured floating-rate revolving line of credit with availability of up to $350.0 million, certain other lines of credit with availability of $28.6 million and a program to sell accounts receivable in Europe, with the proceeds from the sale of $250.0 million of 10% unsecured Senior Notes due 2009 and borrowings under a secured, floating-rate revolving credit facility which expires in May 2005. The proceeds from the Senior Notes were reduced by an original issue discount of $3.1 million.

        The $250.0 million of 10% Senior Notes mature on May 15, 2009. The Senior Notes are senior unsecured obligations of NMHG Holding Co. and are guaranteed by substantially all of NMHG's domestic subsidiaries. NMHG Holding Co. has the option to redeem all or a portion of the Senior Notes on or after May 15, 2006 at the redemption prices set forth in the Indenture governing the Senior Notes.

        Availability under the new revolving credit facility is up to $175.0 million and is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the new revolving credit facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. The borrowers include NMHG Holding Co. and certain domestic and foreign subsidiaries of NMHG Holding Co. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The current

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NMHG HOLDING CO. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Percentage Data)

applicable margins, effective December 31, 2002, for base rate loans and LIBOR loans were 2.0% and 3.0%, respectively. The new revolving credit facility also requires the payment of a fee of 0.5% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio.

        At December 31, 2002, the borrowing base under the new revolving credit facility was $112.7 million, which has been reduced by the commitments or availability under certain foreign credit facilities and an excess availability requirement of $15.0 million. Borrowings outstanding under this facility were $5.2 million at December 31, 2002. Therefore, at December 31, 2002, the excess availability under the new revolving credit facility was $107.5 million.

        The domestic floating rate of interest applicable to this facility on December 31, 2002 was 6.25%, including the applicable floating rate margin. The new revolving credit facility includes a subfacility for foreign borrowers which can be denominated in British pounds sterling or euros. Included in the borrowing capacity is a $15.0 million overdraft facility available to foreign borrowers. At December 31, 2002, there were no borrowings outstanding under these foreign subfacilities. The new revolving credit facility is guaranteed by certain domestic and foreign subsidiaries of NMHG Holding Co. and is secured by substantially all of the assets, other than property, plant and equipment, of the borrowers and guarantors, both domestic and foreign, under the facility.

        The terms of the new revolving credit facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately U.S. $18.9 million on December 31, 2002, denominated in Australian dollars, reduced the amount of availability under the new revolving credit facility. In addition, availability under the new revolving credit facility was reduced by $5.5 million for a working capital facility in China and by $3.7 million for other letters of credit. If the commitments or availability under these facilities are increased, availability under the new revolving credit facility will be reduced. The $112.7 million of borrowing base capacity under the new revolving credit facility at December 31, 2002 reflected reductions for these foreign credit facilities. See Note 9 to the Consolidated Financial Statements for further discussion of NMHG's additional borrowings.

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

        NMHG paid financing fees of approximately $15.7 million related to this refinancing. These fees were deferred and are being amortized as interest expense in the statement of operations over the respective terms of the new financing facilities.

        As a result of the refinancing of NMHG's floating-rate revolving credit facility, NMHG terminated all of its interest rate swap agreements. NMHG terminated interest rate swap agreements with a total notional amount of $285.0 million and a total net payable balance of $11.5 million at the respective dates of termination. Prior to the refinancing, however, certain of these interest rate swap agreements qualified for hedge accounting treatment in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As such, the mark-to-market effect of these interest rate swap agreements was previously recognized as a component of other comprehensive income (loss) ("OCL") in stockholder's equity.

        Prior to the cessation of hedge accounting resulting from the May 9, 2002 refinancing, the balance in OCL for NMHG's interest rate swap agreements that qualified for hedge accounting was a pre-tax loss of $4.2 million ($2.6 million after-tax). This balance is being amortized into the statement of operations over the original remaining lives of the terminated interest rate swap agreements in accordance with the provisions in SFAS No. 133, as amended. The amount of amortization of accumulated other comprehensive income included in the statement of operations on the line "losses on interest rate swap agreements" during 2002 was a pre-tax expense of $2.5 million.

        The mark-to-market effect of the interest rate swap agreements that was included in the statement of operations because these derivatives did not qualify for hedge accounting treatment during 2002 was an expense of $3.2 million and is included on the line, "losses on interest rate swap agreements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NMHG HOLDING CO. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Percentage Data)



CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND COMMITMENTS

        Following is a table which summarizes the contractual obligations of
NMHG:

                                                                      PAYMENTS DUE BY PERIOD
                                         --------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                     TOTAL       2003        2004       2005        2006        2007       THEREAFTER
---------------------------------------- ------------ ---------- ----------- ---------- ----------- ----------- ---------------
NMHG senior notes(1)(2)                  $    250.0   $      ---  $     ---  $      ---  $    ---    $      ---  $      250.0
NMHG revolving credit
         facilities(2)(3)                      31.3         26.1        ---         5.2       ---           ---           ---
Term loans(2)                                  18.1          6.1        6.3         5.7       ---           ---           ---
Capital lease obligations including
        principal and interest(2)              30.9         14.9        8.7         5.2       2.0            .1           ---
Off-balance-sheet operating
        lease obligations(2)                  118.6         40.7       30.4        21.4      14.1           7.7           4.3
Unconditional purchase obligations              3.9           .8         .6          .9        .2           1.4           ---
                                         ------------ ---------- ----------- ---------- -----------  ---------- ---------------
  Total contractual cash obligations      $   452.8    $    88.6 $     46.0  $     38.4 $    16.3    $      9.2 $       254.3
                                         ============ ========== =========== ========== ===========  ========== ===============


(1) The face value of the Senior Notes due in 2009 is $250.0 million. The initial proceeds from the Senior Notes received in 2002 were reduced by an original issue discount of $3.1 million. The unamortized balance of this discount at December 31, 2002 is $2.9 million. Therefore, the amount recognized as Senior Notes in the Consolidated Balance Sheet at December 31, 2002 is $247.1 million.

(2) An event of default, as defined in the Indenture governing NMHG's Senior Notes, in NMHG's revolving credit facilities, in NMHG's term loan agreements and in NMHG's operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur under these agreements.

(3) Note that, contractually, all amounts outstanding under NMHG's new revolving credit facility are due in 2005 and have been reflected as such in the above table. However, the Company has classified the balance outstanding under this facility, $5.2 million at December 31, 2002, as a current obligation since that is the amount expected to be repaid in 2003.

        In addition, NMHG has the following commitments, stated at the maximum undiscounted potential liability, at December 31, 2002:



                                                                               Total
                                                                          ---------------
                    Standby recourse obligations                          $       149.4
                    Guarantees or repurchase obligations                            4.2
                                                                          ---------------
                        Total commercial commitments                      $       153.6
                                                                          ===============


        Guarantees and standby recourse or repurchase obligations primarily represent contingent liabilities assumed by NMHG to support financing agreements made between NMHG's customers and third-party finance companies for the customer's purchase of lift trucks from NMHG. These contingent liabilities may take the form of guarantees of residual values or standby recourse or repurchase obligations. For these transactions, NMHG generally retains a perfected security interest in the lift truck, such that NMHG would take possession of the lift truck in the event that NMHG would become liable under the terms of the guarantees or standby recourse or repurchase obligations. Generally, these commitments are due upon demand in the event of default by the customer. The security interest is by and large expected to equal or exceed the amount of the commitment. To the extent that NMHG would be required to provide funding as a result of these commitments, NMHG believes that the value of its perfected security interest and amounts available under existing credit facilities are adequate to meet these commitments in the foreseeable future.

        The amount of the standby recourse or repurchase obligations increase and decrease over time as obligations under existing arrangements expire and new obligations arise in the ordinary course of business. Losses anticipated under the terms of the guarantees or standby recourse or repurchase obligations are not significant and have been reserved for in the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NMHG HOLDING CO. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Percentage Data)



CAPITAL EXPENDITURES

        NMHG Wholesale anticipates spending approximately $33.8 million for property, plant and equipment in 2003, compared with capital expenditures of $12.1 million in 2002 and $46.6 million in 2001. NMHG Retail anticipates spending approximately $2.5 million for property, plant and equipment in 2003, compared with capital expenditures of $4.0 million in 2002 and $6.9 million in 2001. Capital expenditures for 2002 are significantly lower as compared with planned expenditures for 2003 and actual expenditures for 2001 primarily due to the timing of projects at NMHG Wholesale. Capital expenditures in 2001 included spending for the implementation of a new accounting system and for new equipment and tooling resulting from moving production from the Danville, Illinois, facility, which was closed in 2001, to other facilities in Americas and Europe. NMHG's planned expenditures in 2003 include tooling for a significant new product launch, approximately $7.3 million for new equipment and tooling resulting from the 2002 manufacturing restructuring program in Americas and Europe, investments in manufacturing equipment, and retail lease and rental fleet. The principal sources of financing for these capital expenditures are expected to be internally generated funds and facility borrowings.

CAPITAL STRUCTURE

        NMHG's capital structure is presented below:


                                                                                      December 31
                                                                          -------------------------------------
                                                                                2002                2001
                                                                          -----------------   -----------------
         Total net tangible assets                                        $          362.8    $          402.5
         Goodwill and other intangibles at cost                                      487.7               491.2
                                                                          -----------------   -----------------
             Net assets before amortization of intangibles                           850.5               893.7
         Accumulated goodwill and other intangibles amortization                    (142.3)             (147.0)
         Advances from NACCO                                                          ---                 (8.0)
         Other debt                                                                 (324.8)             (354.4)
         Minority interest                                                            (1.1)               (2.3)
                                                                          -----------------   -----------------

         Stockholder's equity                                             $          382.3    $          382.0
                                                                          =================   =================

         Debt to total capitalization                                                 46%                 48%




        The decrease in total net tangible assets of $39.7 million is primarily due to a $4.7 million decrease in cash and cash equivalents, a $28.6 million decrease in property, plant and equipment, a $7.9 million decrease in inventory and a $37.9 million increase in certain long-term liabilities, somewhat offset by a $20.6 million increase in total net receivables, an $8.9 million decrease in net derivative liabilities and a $5.2 million increase in net deferred tax assets. Property, plant and equipment decreased as a result of depreciation expense that was partially offset by capital expenditures and due to certain asset impairment charges, primarily resulting from the 2002 NMHG Wholesale manufacturing restructuring program discussed above. The decrease in inventory is primarily due to NMHG Retail's transfer of new and used units, that were previously in inventory, to rental fleet in 2002. Long-term liabilities increased primarily due to an increase in the accrued pension obligation resulting from an update in the assumptions used to actuarially calculate this liability. Total net receivables increased primarily due to the second quarter 2002 termination of an agreement to sell European accounts receivable as part of NMHG's debt refinancing. The decrease in net derivative liabilities is due to the termination of all of NMHG's interest rate swap agreements during 2002 as a result of the refinancing of NMHG's debt.

        Stockholder's equity increased $0.3 million in 2002 as a result of net income of $12.3 million, a $16.6 million favorable adjustment to the foreign currency cumulative translation balance and a $3.5 million decrease in the deferred loss on derivatives, which were almost entirely offset by a dividend to NACCO of $15.0 million and an increase to the minimum pension liability adjustment of $17.1 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including:
(i) the timing of liability recognition; (ii) initial measurement of the liability; (iii) allocation of asset retirement cost to expense; (iv) subsequent measurement of the liability; and (v) financial statement disclosures. SFAS No. 143 requires that an asset's retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. This standard becomes effective for fiscal years beginning after June 15, 2002. The Company will adopt the Statement effective

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NMHG HOLDING CO. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Percentage Data)

January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. The adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations in 2003.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that liabilities for one-time termination benefits that will be incurred over future service periods should be measured at the fair value as of the termination date and recognized over the future service period. This Statement also requires that liabilities associated with disposal activities should be recorded when incurred. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item. Subsequent to its adoption, the new Statement may effect the periods in which costs are recognized for workforce reductions or facility closures, although the ultimate amount of costs recognized will be the same as per current accounting guidance.

        In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee for those guarantees initiated or modified after December 31, 2002. However, certain guarantees, including product warranties and guarantees between parties under common control (i.e., parent and subsidiary), are not required to be recognized at fair value at inception. FIN No. 45 also requires additional disclosures of guarantees, including product warranties and guarantees between parties under common control, beginning with interim or annual periods ending after December 15, 2002. Guarantees initiated prior to December 31, 2002 are not recognized as a liability measured at fair value per this Interpretation, but are subject to the disclosure requirements. The Company has made the required disclosure in the Consolidated Financial Statements. As required, the Company will recognize guarantees included within the scope of this Interpretation and initiated after December 31, 2002 as liabilities measured at fair value. Although the impact of this Interpretation is dependent upon the level of guarantees issued by the Company in the future and the future market volatility on which the fair value of those guarantees would be based, the Company does not expect the adoption of the fair value provisions of this Interpretation to have a material impact on the Company's financial position or results of operations.

        In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." In accordance with the model developed by the Task Force, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Revenue is then allocated to the separate units based on either the relative fair value method or the residual method, as applicable. The Company will adopt EITF 00-21 effective January 1, 2004, as required, and has not yet determined what impact, if any, the adoption of this Statement will have on either its financial position or results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NMHG HOLDING CO. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Percentage Data)


        In December 2002, the FASB issued SFAS No. 148, "Accounting For Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation, " to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The Company does not have any stock options outstanding nor does it intend to issue stock options in the foreseeable future. As a result, the adoption of this Statement will not have any affect on the Company's financial statements or disclosures unless and until such time the Company issues stock options.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities. " FIN No. 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements" for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive a majority of the expected gains, or both. The Interpretation requires that companies disclose certain information about a variable interest entity created prior to February 1, 2003 if it is reasonably possible that the enterprise will be required to consolidate that entity. The Company is currently evaluating its affiliated entities, however, at this time, the Company does not believe that it is reasonably possible that any entity it is affiliated with but does not currently consolidate will meet the definition of a variable interest entity.

        The application of this Interpretation is required on July 1, 2003 for entities created prior to February 1, 2003. The application of this Interpretation is required immediately for any variable interest entities created subsequent to January 31, 2003. At this time, the Company has not yet determined what impact, if any, the adoption of this Interpretation will have on either its financial position or results of operations.


EFFECTS OF FOREIGN CURRENCY AND INFLATION

        NMHG operates internationally and enters into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. The effects of foreign currency on operating results at NMHG were discussed previously. The Company's use of foreign currency derivative contracts is discussed under the heading, "Quantitative and Qualitative Disclosures about Market Risk."

        The Company believes that overall inflation has not materially affected its results of operations in 2002, 2001 and 2000 and does not expect overall inflation to be a significant factor in 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NMHG HOLDING CO. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Percentage Data)


OUTLOOK

NMHG WHOLESALE

         In 2003, NMHG Wholesale anticipates a modest strengthening of the Americas lift truck market, a relatively flat European lift truck market and a slight improvement in the Asia-Pacific lift truck market. The war and continuing economic uncertainty in the U.S. and Europe could affect overall shipments in 2003. As compared with exchange rates in effect during 2002, adverse currency effects could also reduce NMHG Wholesale's 2003 results. Backlog in 2003 is anticipated to remain at approximately fourth quarter 2002 levels.

         NMHG Wholesale expects to incur additional costs for product development in 2003 as it moves toward the initial introduction of newly redesigned 1.0-to-8.0-ton internal combustion engine lift trucks planned for the fourth quarter of 2004. Furthermore, in 2003 NMHG Wholesale expects to incur additional costs related to the Lenoir, North Carolina, and Irvine, Scotland, manufacturing restructuring program announced in December 2002. Total costs of the restructuring program to be incurred in 2003 and beyond are expected to be substantially mitigated by future government incentives. NMHG Wholesale expects to realize initial net benefits from this manufacturing restructuring program in 2004 with a full 12-months of estimated annual benefits beginning in 2006. Furthermore, NMHG Wholesale expects additional employee costs as compensation and benefits return to more normal levels. NMHG Wholesale expects income taxes to be at more normal levels in 2003 as one-time tax benefits received in 2002 are not expected to recur.

NMHG RETAIL

        NMHG Retail's operations remaining following the sale of its wholly owned U.S. dealer in January 2003 achieved profitability in the fourth quarter of 2002. NMHG Retail expects to continue its programs to improve the performance of its wholly owned dealerships in 2003 as part of its program to reach at least break-even results.


        The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties which could cause actual results to differ materially from those presented in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties include without limitation: (1) changes in demand for lift trucks and related aftermarket parts and service on a worldwide basis, especially in the U.S. where the company derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or changes in costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (6) product liability or other litigation, warranty claims or returns of products, (7) delays in or increased costs of restructuring programs, (8) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement initiatives, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) acquisitions and/or dispositions of dealerships by NMHG, (11) the impact of the euro, including increased competition, foreign currency exchange movements and/or changes in operating costs and (12) the uncertain impact on the economy or the public's confidence in general from terrorist activities and the war.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        NMHG HOLDING CO. AND SUBSIDIARIES
        (Tabular Amounts in Millions, Except Percentage Data)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

        On May 9, 2002, NMHG refinanced a majority of its floating-rate debt financing with the issuance of Senior Notes at a fixed rate of interest. As a result of this refinancing during 2002, NMHG terminated all of its interest rate swap agreements. The combined notional amount and fair market value of the interest rate swap agreements terminated was $285.0 million and a payable of $11.5 million, respectively, on the respective dates of termination. A small portion of NMHG's financing, however, requires interest payments based on floating interest rates. See additional discussion of this transaction in Note 9 to the Consolidated Financial Statements.

        For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair market value, based on a market quote, of the Company's fixed rate debt, which was issued in 2002, was $255.0 million at December 31, 2002. Assuming a hypothetical 10% decrease in the effective interest yield on this fixed rate debt, the fair market value of this liability would increase by $17.4 million as compared with the fair market value of this liability at December 31, 2002. The fair market value of the Company's interest rate swap agreements was a liability of $11.5 million prior to their termination in 2002. Assuming a hypothetical 10% decrease in the interest rate as of December 31, 2001, the fair market value of interest rate sensitive financial instruments, which primarily represents interest rate swap agreements, would decline by $1.6 million as compared with their fair market value at December 31, 2001.

FOREIGN CURRENCY EXCHANGE RATE RISK

        NMHG operates internationally and enters into transactions denominated in foreign currencies. As such, its financial results are subject to the variability that arises from exchange rate movements. NMHG uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts mature within one year and require the companies to buy or sell Japanese yen, Australian dollars, Canadian dollars, Mexican pesos, British pounds sterling or euros for the functional currency in which the applicable subsidiary operates at rates agreed to at the inception of the contracts. The fair market value of these contracts was a net asset of $3.2 million and a net liability of $0.8 million at December 31, 2002 and 2001, respectively. See also Note 2 and Note 10 to the Consolidated Financial Statements.

        For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% strengthening of the U.S. dollar as compared with other foreign currencies at December 31, 2002 and 2001, the fair market value of foreign currency-sensitive financial instruments, which primarily represents forward foreign currency exchange contracts, would decline by $4.5 million and $3.3 million, respectively, as compared with their fair market value at December 31, 2002 and 2001, respectively. It is important to note that the loss in fair market value indicated in this sensitivity analysis would be somewhat offset by changes in the fair market value of the underlying receivables, payables and net investments in foreign subsidiaries.

COMMODITY PRICE RISK

        The Company uses certain commodities, including steel in the normal course of its manufacturing processes. As such, the cost of operations is subject to variability as the market for these commodities change. The Company monitors this risk and, from time to time, enters into derivative contracts to hedge this risk. The Company does not currently have any such derivative contracts outstanding, nor does the Company have any significant purchase obligations to obtain fixed quantities of commodities in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Item 15(a) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Disclosure required by this Item was previously reported in NMHG's Registration Statement on Form S-4 (File No. 333-89248).

        There were no disagreements with accountants on accounting and financial disclosure for the two-year period ended December 31, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Omitted pursuant to General Instruction I 2(c) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

        Omitted pursuant to General Instruction I 2(c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Omitted pursuant to General Instruction I 2(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Omitted pursuant to General Instruction I 2(c) of Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES.

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective.

        CHANGES IN INTERNAL CONTROLS: Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a) The response to Item 15(a)(1) and (2) is set forth beginning on page F-1 of this Form 10-K.

        (a) (3) Exhibits. See the exhibit index beginning on page X-1 of this Form 10-K.

        (b) Reports on Form 8-K.
           Current Report on Form 8-K filed with the Commission on November 14, 2002 (Item 9)

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NMHG Holding Co.


                              By:      /s/ Michael K. Smith
                                -----------------------------------------------
                                Michael K. Smith
                                Vice President, Finance and Information Systems and Chief Financial Officer
                                (principal financial
                                and accounting officer)

March 27, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      /s/ Reginald R. Eklund       President and Chief         March  27, 2003
---------------------------------- Executive Officer
Reginald R. Eklund                 (principal executive
                                   officer), Director

      /s/ Michael K. Smith         Vice President, Finance     March 27, 2003
---------------------------------- and Information Systems
Michael K. Smith                   and Chief Financial
                                   Officer (principal
                                   financial officer)


* Owsley Brown II                  Director                    March 27, 2003
----------------------------------
Owsley Brown II

* Eiichi Fujita                    Director                    March 27, 2003
----------------------------------
Eiichi Fujita

* Robert M. Gates                  Director                    March 27, 2003
----------------------------------
Robert M. Gates

* Leon J. Hendrix, Jr.             Director                    March 27, 2003
----------------------------------
Leon J. Hendrix, Jr.

* David H. Hoag                    Director                    March 27, 2003
----------------------------------
David H. Hoag

* Dennis W. LaBarre                Director                    March 27, 2003
----------------------------------
Dennis W. LaBarre

* Richard de J. Osborne            Director                    March 27, 2003
----------------------------------
Richard de J. Osborne

* Alfred M. Rankin, Jr.            Director                    March 27, 2003
----------------------------------
Alfred M. Rankin, Jr.

* Claiborne R. Rankin              Director                    March 27, 2003
----------------------------------
Claiborne R. Rankin

* Ian M. Ross                      Director                    March 27, 2003
----------------------------------
Ian M. Ross

* Michael E. Shannon               Director                    March 27, 2003
----------------------------------
Michael E. Shannon

* Britton T. Taplin                Director                    March 27, 2003
----------------------------------
Britton T. Taplin

* David F. Taplin                  Director                    March 27, 2003
----------------------------------
David F. Taplin


* Frank F. Taplin                  Director                    March 27, 2003
----------------------------------
Frank F. Taplin

* John F. Turben                   Director                    March 27, 2003
----------------------------------
John F. Turben

        *Michael K. Smith, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.


            /s/ Michael K. Smith                                March 27, 2003
----------------------------------------------------
Michael K. Smith, Attorney-in-Fact

                                 CERTIFICATIONS

I, Reginald R. Eklund, certify that:

     1.   I have reviewed this annual report on Form 10-K of NMHG Holding Co.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     March 27, 2003                      /s/ Reginald R. Eklund
     --------------------------        -------------------------------------
                                                Reginald R. Eklund
                                       President and Chief Executive Officer
                                           (Principal Executive Officer)

I, Michael K. Smith, certify that:

     1.   I have reviewed this annual report on Form 10-K of NMHG Holding Co.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 27, 2003                 /s/ Michael K. Smith
     --------------------------       ---------------------------------------
                                                   Michael K. Smith
                                      Vice President, Finance and Information
                                        Systems and Chief Financial Officer
                                            (Principal Financial Officer)

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                              FINANCIAL STATEMENTS

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 31, 2002

                                NMHG HOLDING CO.

                                PORTLAND, OREGON

                                    FORM 10-K

                              ITEM 15(a)(1) AND (2)

                        NMHG HOLDING CO. AND SUBSIDIARIES

          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

        The following consolidated financial statements of NMHG Holding Co. and Subsidiaries are incorporated by reference in Item 8:

        Report of Ernst & Young, Independent Public Accountants--Year ended December 31, 2002.

        Report of Arthur Andersen, Independent Public Accountants--Year ended December 31, 2001 and 2000.

        Consolidated Statements of Operations and Comprehensive Income
(Loss)--Year ended December 31, 2002, 2001 and 2000.

        Consolidated Balance Sheets--December 31, 2002 and December 31, 2001.

        Consolidated Statements of Cash Flows--Year ended December 31, 2002, 2001 and 2000.

        Consolidated Statements of Stockholder's Equity--Year ended December 31, 2002, 2001 and 2000.

        Notes to Consolidated Financial Statements.

        NMHG Holding Co. Report of Management.


        The following consolidated financial statement schedule of NMHG Holding Co. and Subsidiaries is included in Item 15(d):

        Schedule II -- Valuation and Qualifying Accounts

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder of NMHG Holding Co.

        We have audited the accompanying Consolidated Balance Sheet of NMHG Holding Co. (a wholly owned subsidiary of NACCO Industries, Inc.) and Subsidiaries (collectively "the Company") as of December 31, 2002, and the related Consolidated Statements of Operations and Comprehensive Income (Loss), Stockholder's Equity and Cash Flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2002 listed in item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The Consolidated Financial Statements and schedule of the Company as of December 31, 2001, and for each of the years in the two year period ended December 31, 2001, were audited by other auditors, who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion before the additional disclosures described below and in Notes 8 and 17.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NMHG Holding Co. and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As explained in Note 2 and Note 8 to the Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142").

       As discussed above, the consolidated financial statements of the Company as of December 31, 2001, and for each of the years in the two year period ended December 31, 2001, were audited by other auditors who have ceased operations. However, the Company has added certain disclosures to those financial statements to comply with the adoption requirements of new accounting pronouncements and to add certain disclosures to conform with the current year's presentation, as follows:

(i) As described in Note 8, the 2001 and 2000 consolidated financial statements have been revised to include the transitional and other disclosures required by SFAS No. 142, which was adopted by the Company effective January 1, 2002. Our audit procedures with respect to the disclosures in Note 8 relating to 2001 and 2000 included (a) agreeing the previously reported income (loss) before cumulative effect of accounting changes and reported net income (loss) to the previously issued consolidated financial statements and the adjustments to these amounts representing amortization expense (including any related tax effects) recognized in those periods related to goodwill as a result of initially applying SFAS No. 142 to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of reported income (loss) before cumulative effect of accounting changes and reported net income (loss) to adjusted income
        (loss) before cumulative effect of accounting changes and adjusted net income (loss), respectively.

(ii) Note 17 includes summarized financial information for investees accounted for by the equity method that was not previously included in the 2001 and 2000 consolidated financial statements. Our audit procedures with respect to the disclosures in Note 17 relating to 2001 and 2000 included (a) agreeing the amounts included in the table to the underlying analysis obtained from management, (b) agreeing the investee amount included in the analysis obtained from management to the respective investee financial statements, and (c) testing the mathematical accuracy of the analysis.

       In our opinion, the disclosures described in (i) and (ii) above are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.




/s/ Ernst & Young LLP
Cleveland, Ohio,
January 23, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholder of NMHG Holding Co. and Subsidiaries:

        We have audited the accompanying Consolidated Balance Sheets of NMHG Holding Co. (a Delaware corporation and a wholly owned subsidiary of NACCO Industries, Inc., a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related Consolidated Statements of Operations and Comprehensive Income (Loss), Stockholder's Equity and Cash Flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NMHG Holding Co. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

        As explained in Note 2 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities, and its method of calculating pension costs for a defined benefit pension plan in the United Kingdom.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP

Cleveland, Ohio,
January 25, 2002.





This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with NMHG Holding Co.'s filing of its registration statement on Form S-4 declared effective by the United States Securities and Exchange Commission on August 12, 2002. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. The Consolidated Balance Sheet for the year ended December 31, 2000 is not included in this filing on Form 10-K.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                        NMHG HOLDING CO. AND SUBSIDIARIES

                                                                                          Year Ended December 31
                                                                               ------------------------------------------
                                                                                 2002            2001            2000
                                                                               ---------      ----------     ------------
                                                                                           (In millions)

REVENUES...................................................................      $1,588.4        $1,672.4        $1,932.1
Cost of.sales..............................................................       1,294.7         1,422.8         1,584.6
                                                                               ----------      ----------      ----------
GROSS PROFIT...............................................................         293.7           249.6           347.5
Selling, general and administrative expenses...............................         236.8           262.4           257.8
Amortization of goodwill...................................................            --            12.9            12.6
Restructuring charges......................................................          12.3             8.8            13.9
Loss on sale of dealers....................................................           1.2            10.4            --
                                                                               ----------      ----------      ----------
OPERATING PROFIT (LOSS)....................................................          43.4           (44.9)           63.2
Other income (expense)
    Interest expense.......................................................         (33.9)          (23.1)          (21.2)
    Losses on interest rate swap agreements................................          (5.7)           (1.4)             --
    Insurance recovery.....................................................            --             8.0              --
    Income (loss) from unconsolidated affiliates                                      0.5             2.6            (0.2)
    Other-net..............................................................           5.5            (4.6)           (4.2)
                                                                               ----------      ----------      ----------
                                                                                    (33.6)          (18.5)          (25.6)
                                                                               ----------      ----------      ----------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST
     AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES...........................           9.8           (63.4)           37.6
Income tax provision (benefit).............................................          (1.3)          (14.5)           17.4
                                                                               ----------      ----------      ----------
INCOME (LOSS) BEFORE MINORITY INTEREST AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGES...........................................          11.1           (48.9)           20.2
Minority interest income...................................................           1.2             0.8             1.1
                                                                               ----------      ----------      ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES..............           12.3           (48.1)           21.3

Cumulative effect of accounting changes, net of $0.8 tax benefit..........             --            (1.3)             --
                                                                               ----------      ----------      ----------
NET INCOME (LOSS).........................................................           12.3           (49.4)           21.3
                                                                               ----------      ----------      ----------


Other comprehensive income (loss)
    Foreign currency translation adjustment..............................            16.6            (9.2)          (15.6)
    Minimum pension liability adjustment, net of ($11.5) tax
                    benefit in 2002;  ($8.1) tax benefit in 2001;
                    ($1.0) tax benefit in 2000...........................           (17.1)          (13.4)           (1.4)
    Current period cash flow hedging activity, net of $2.0 tax
                    expense in 2002 and ($2.0) tax benefit in 2001.......             3.1            (3.3)             --
    Cumulative effect of change in accounting for derivatives and
                    hedging, net of ($0.4) tax benefit...................              --            (0.7)             --

    Reclassification of hedging activity into earnings, net of  $0.3 tax
              expense....................................................             0.4              --              --
                                                                               ----------      ----------      ----------
                                                                                      3.0           (26.6)          (17.0)
                                                                               ----------      ----------      ----------
COMPREHENSIVE INCOME (LOSS)..............................................        $   15.3        $  (76.0)       $    4.3
                                                                               ==========      ==========      ==========


See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                        NMHG HOLDING CO. AND SUBSIDIARIES

                                                                                                 December 31
                                                                                      -----------------------------------
                                                                                            2002               2001
                                                                                      ------------------  ---------------
ASSETS                                                                                          (In millions)
CURRENT ASSETS
    Cash and cash equivalents........................................................ $         54.9      $         59.6
    Accounts receivable, net of allowances of $8.7 in 2002 and $8.0 in 2001 .........          193.1               165.6
    Tax advances, parent company.....................................................           16.4                23.1
    Inventories......................................................................          222.0               234.5
    Deferred income taxes............................................................           21.6                32.9
    Prepaid expenses and other.......................................................           29.9                12.2
                                                                                      --------------      --------------
          TOTAL CURRENT ASSETS.......................................................          537.9               527.9

PROPERTY, PLANT AND EQUIPMENT, NET...................................................          242.1               280.5

GOODWILL.............................................................................          343.7               344.2

OTHER NON-CURRENT ASSETS.............................................................           79.8                52.5
                                                                                      --------------      --------------

    TOTAL ASSETS..................................................................... $      1,203.5      $      1,205.1
                                                                                      ==============      ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
    Accounts payable................................................................. $        186.9      $        176.7
    Revolving credit agreements......................................................           31.3                36.2
    Revolving credit agreement refinanced in May 2002................................            ---               265.0
    Current maturities of long-term debt.............................................           20.0                25.5
    Note payable, parent company.....................................................            ---                 8.0
    Accrued payroll..................................................................           23.3                20.0
    Accrued warranty obligations.....................................................           23.1                26.4
    Other current liabilities........................................................          114.2               112.2
                                                                                      --------------       -------------

          TOTAL CURRENT LIABILITIES..................................................          398.8               670.0

LONG-TERM DEBT.......................................................................          273.5                27.7

SELF-INSURANCE LIABILITIES...........................................................           51.6                52.7

OTHER NON-CURRENT LIABILITIES........................................................           96.2                70.4

MINORITY INTEREST....................................................................            1.1                 2.3

STOCKHOLDER'S EQUITY
Common stock, par value $1 per share, 100 shares authorized;
    100 shares outstanding...........................................................            ---               ---
Capital in excess of par value.......................................................          198.2               198.2
Retained earnings....................................................................          226.8               229.5
Accumulated other comprehensive loss:
    Foreign currency translation adjustment..........................................          (10.3)              (26.9)
    Minimum pension liability adjustment.............................................          (31.9)              (14.8)
    Deferred loss on cash flow hedging...............................................           (0.5)               (3.3)
    Cumulative effect of change in accounting for derivatives and hedging............            ---                (0.7)
                                                                                      --------------      --------------
                                                                                               382.3               382.0
                                                                                      --------------      --------------
    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY........................................$      1,203.5      $      1,205.1
                                                                                      ==============      ==============


See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        NMHG HOLDING CO. AND SUBSIDIARIES

                                                                                         Year Ended December 31
                                                                           ----------------------------------------------------
                                                                                2002              2001              2000
                                                                           ----------------  ----------------  ----------------
                                                                                              (In millions)
OPERATING ACTIVITIES
    Net income (loss)..................................................... $         12.3     $       (49.4)    $        21.3
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization.....................................           40.5              60.4              54.6
        Deferred income taxes.............................................            3.9              (8.5)            (12.2)
        Restructuring charges.............................................           12.3               8.8              13.9
        Minority interest income..........................................           (1.2)             (0.8)             (1.1)
        Cumulative effect of accounting changes...........................            ---               1.3               ---
        Loss on sale of assets............................................            1.3              10.5               0.7
        Other non-cash items..............................................          (11.4)              1.6              (5.8)
    Working capital changes, excluding the effect of business acquisitions:
        Intercompany receivable/payable, affiliate........................            6.7             (17.4)             (1.5)
        Accounts receivable...............................................            7.5              30.6             (36.3)
        Inventories.......................................................            8.6              38.2             (19.0)
        Other current assets..............................................           (1.2)              1.3               0.9
        Accounts payable and other current liabilities....................          (14.4)            (45.6)             47.1
                                                                           --------------    --------------     -------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES.........................           64.9              31.0              62.6
                                                                           ---------------   --------------     -------------

INVESTING ACTIVITIES
    Expenditures for property, plant and equipment........................          (16.1)            (53.5)            (51.8)
    Proceeds from the sale of property, plant and equipment...............            6.2              13.0              10.1
    Acquisitions of businesses, net of cash acquired......................            ---              (3.9)            (16.6)
    Investments in unconsolidated affiliates..............................            ---              (0.3)             (1.4)
    Proceeds from unconsolidated affiliates...............................            2.3               ---               ---
    Other-net.............................................................            0.3              (2.5)              ---
                                                                           ---------------   --------------     -------------
        NET CASH USED FOR INVESTING ACTIVITIES............................           (7.3)            (47.2)            (59.7)
                                                                           ---------------   --------------     -------------

FINANCING ACTIVITIES
    Additions to long-term debt and revolving credit agreements...........          283.8              68.9              38.6
    Reductions of long-term debt and revolving credit agreements..........         (311.7)            (22.0)            (46.1)
    Cash dividends paid...................................................          (15.0)             (5.0)            (10.0)
    Capital grants........................................................            ---               0.1               0.4
    Notes receivable/payable, parent company..............................           (8.0)             11.0               7.0
    Financing fees paid...................................................          (15.7)             (0.7)              ---
                                                                           ---------------   --------------     -------------
        NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES..............          (66.6)             52.3            (10.1)
                                                                           ---------------   --------------     -------------
    Effect of exchange rate changes on cash...............................            4.3              (0.9)             0.5
                                                                           ---------------   --------------     -------------
CASH AND CASH EQUIVALENTS
    Increase (decrease) for the year......................................           (4.7)             35.2             (6.7)
    Balance at the beginning of the year..................................           59.6              24.4             31.1
                                                                           ---------------   --------------     -------------
        BALANCE AT THE END OF THE YEAR.................................... $         54.9    $         59.6      $      24.4
                                                                           ==============    ==============      ============


See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                        NMHG HOLDING CO. AND SUBSIDIARIES

                                                                                      Year Ended December 31
                                                                        ---------------------------------------------------
                                                                             2002              2001              2000
                                                                        ----------------  ---------------   ---------------

                                                                                          (In millions)

COMMON STOCK...........................................................   $        ---      $        ---       $       ---
                                                                          ------------      ------------       -----------
CAPITAL IN EXCESS OF PAR VALUE.........................................          198.2             198.2             198.2
                                                                          ------------      ------------       -----------


RETAINED EARNINGS
  Beginning balance....................................................          229.5             283.9             272.6
  Net income (loss)....................................................           12.3             (49.4)             21.3
  Cash dividends.......................................................          (15.0)             (5.0)            (10.0)
                                                                          ------------      ------------       -----------
                                                                                 226.8             229.5             283.9
                                                                          ------------      ------------       -----------


ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Beginning balance....................................................          (45.7)            (19.1)             (2.1)
  Foreign currency translation adjustment..............................           16.6              (9.2)            (15.6)
  Minimum pension liability adjustment.................................          (17.1)            (13.4)             (1.4)
  Current period cash flow hedge activity..............................            3.1              (3.3)              ---
  Cumulative effect of change in accounting for derivatives and
        hedging........................................................            0.7              (0.7)              ---
   Reclassification from cumulative effect of change in accounting for
      derivatives and hedging to deferred loss on cash flow hedging....           (0.7)               ---              ---
  Reclassification of hedging activity into earnings...................            0.4                ---              ---
                                                                          ------------      ------------       -----------
                                                                                 (42.7)            (45.7)            (19.1)
                                                                          ------------      ------------       -----------

    TOTAL STOCKHOLDER'S EQUITY.........................................    $     382.3      $      382.0       $     463.0
                                                                           ===========      ============       ===========


See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NMHG HOLDING CO. AND SUBSIDIARIES
              (Tabular Amounts in Millions, Except Percentage Data)

    NOTE 1--PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

    The Consolidated Financial Statements include the accounts of NMHG Holding Co. ("NMHG Holding," the parent company), a Delaware corporation, and its wholly owned subsidiaries, NACCO Materials Handling Group, Inc. ("NMHG Wholesale") and NMHG Distribution Co. ("NMHG Retail") (collectively, "NMHG" or the "Company"). NMHG Holding is a wholly owned subsidiary of NACCO Industries, Inc. ("NACCO").

    NMHG designs, engineers, manufactures, sells, services and leases a full line of lift trucks and service parts marketed worldwide under the Hyster(R) and Yale(R) brand names. The Company manages its operations as two reportable segments: wholesale manufacturing and retail distribution. NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. The sale of service parts represents approximately 18%, 18% and 17% of total NMHG revenues as reported for 2002, 2001 and 2000, respectively.

    The Consolidated Financial Statements include the accounts of NMHG's wholly owned domestic and international manufacturing and retail subsidiaries. Also included is Shanghai Hyster Forklift Ltd., a 55% owned joint venture in China. All significant intercompany accounts and transactions among the consolidated companies are eliminated in consolidation.

    During the period of its ownership, the Company applied the equity method of accounting for its 25% ownership in QFS Holdings (Queensland) Pty Limited ("QFS"), a forklift parts depot located in Australia, which was purchased in May 2000 and sold in December 2002. Investments in Sumitomo NACCO Materials Handling Company, Ltd. ("SN"), a 50% owned joint venture, and NMHG Financial Services, Inc. ("NFS"), a 20% owned joint venture, are also accounted for by the equity method. SN operates manufacturing facilities in Japan and the Philippines from which the Company purchases certain components and internal combustion engine and electric forklift trucks. Sumitomo Heavy Industries, Inc. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of SN's board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Inc. prior to a vote of SN's board of directors. NFS is a joint venture with GE Capital Corporation, formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and national account customers in the United States. The Company's percentage share of the net income or loss from its equity investments is reported on the line "Income (loss) from unconsolidated affiliates" in the Other income (expense) portion of the Consolidated Statements of Operations and Comprehensive Income (Loss).


    NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

    USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities (if any) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less.

    ACCOUNTS RECEIVABLE, NET OF ALLOWANCES: Allowances are maintained against accounts receivable for doubtful accounts. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. See also the Company's revenue recognition policy regarding allowances for product returns and discounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)



    INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for manufactured inventories in the United States and for certain retail inventories. The first-in, first-out (FIFO) method is used with respect to all other inventories. Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon historical inventory turnover activity. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs.

    PROPERTY, PLANT AND EQUIPMENT, NET: Property, plant and equipment are recorded at cost. Depreciation and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, over their estimated useful lives using the straight-line method. Buildings are depreciated using a 40-year life, improvements to land and buildings are depreciated over 20 and 15 years, respectively, and equipment is depreciated over estimated useful lives ranging from 3 to 12 years. Repairs and maintenance costs are generally expensed when incurred.

    GOODWILL: Goodwill represents the excess purchase price paid over the fair value of the net assets acquired. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets that have indefinite lives are no longer subject to amortization but rather are subject to periodic impairment testing. Accordingly, the Company ceased amortization of all goodwill upon adoption. Prior to adoption, goodwill was amortized on a straight-line basis generally over a 40-year period. Accumulated amortization of goodwill was $141.8 million and $147.0 million at December 31, 2002 and 2001, respectively.

    SFAS No. 142 also requires that goodwill be tested for impairment at least annually. Impairment exists when the carrying amount of goodwill exceeds its fair value. The Company performed the impairment tests upon the adoption of SFAS No. 142 effective January 1, 2002, and again as of May 1, 2002, using a model developed by the Company which incorporates estimates of future cash flows, allocations of certain assets and cash flows among reporting units, and future growth rates and management judgment regarding the applicable discount rates to discount those estimated cash flows. The results of this testing indicated that, on those dates, goodwill was not impaired. The Company plans to continue impairment tests annually on May 1st. In addition, goodwill will be tested as necessary if changes in circumstances or the occurrence of certain events indicate potential impairment.

    Prior to the adoption of SFAS No. 142, the Company evaluated whether events and circumstances had occurred subsequent to its acquisitions that indicated whether the remaining estimated useful life of goodwill would have warranted revision or that the remaining balance of goodwill would not have been recoverable. When factors indicated that goodwill should have been evaluated for possible impairment, and at least annually, the Company used an estimate of its discounted cash flows generated from operations in measuring whether the goodwill was impaired.

    SELF-INSURANCE LIABILITIES: The Company is generally self-insured for product liability, environmental liability, and medical and workers' compensation claims. For product liability, catastrophic coverage is retained for potentially significant individual claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, legal defense costs, inflation rates, medical costs and actual experience could cause estimates to change in the near term.

    REVENUE RECOGNITION: Revenues are generally recognized when title transfers or risk of loss passes as customer orders are completed and shipped. For National Account customers, revenue is generally recognized upon customer acceptance of the product. Products generally are not sold with the right of return. However, based on the Company's historical experience, a portion of aftermarket parts sold is estimated to be returned for reasons such as product failure and excess inventory stocked by the Company's dealers, which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues and a corresponding allowance against accounts receivable at the time of the sale based upon this historical experience and the limited right of return provided to the Company's dealers. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


    also records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. Additionally, the Company provides for the estimated cost of product warranties at the time revenues are recognized.

    ADVERTISING COSTS: Advertising costs are expensed as incurred and amounted to $7.1 million, $7.6 million and $10.8 million in 2002, 2001 and 2000, respectively.

    PRODUCT DEVELOPMENT COSTS: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $43.7 million, $44.7 million and $43.9 million in 2002, 2001 and 2000, respectively.

    FOREIGN CURRENCY: Assets and liabilities of foreign operations are translated into U.S. dollars at the fiscal year-end exchange rate. The related translation adjustments are recorded as a separate component of stockholder's equity, except for the Company's Mexican operations. The U.S. dollar is considered the functional currency for the Company's Mexican operations and, therefore, the effect of translating assets and liabilities from the Mexican peso to the U.S dollar is recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss). Revenues and expenses of all foreign operations are translated using a weighted average rate during the year.

    FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS: Financial instruments held by the Company include cash and cash equivalents, accounts receivable, accounts payable, revolving credit agreements, long-term debt, interest rate swap agreements and forward foreign currency exchange contracts. The Company does not hold or issue financial instruments or derivative financial instruments for trading purposes.

    The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. These contracts hedge primarily firm commitments and, to a lesser degree, forecasted transactions relating to cash flows associated with sales and purchases denominated in currencies other than the subsidiaries' functional currencies. Changes in the fair value of forward foreign currency exchange contracts that are effective as hedges are recorded in accumulated Other Comprehensive Loss ("OCL"). Deferred gains or losses are reclassified from OCL in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in cost of sales.

    Prior to refinancing its outstanding debt in May 2002, the Company used interest rate swap agreements to partially reduce risks related to floating rate financing agreements which were subject to changes in the market rate of interest. Terms of the interest rate swap agreements required the Company to receive a variable interest rate and pay a fixed interest rate. The Company's interest rate swap agreements and its variable rate financings were predominately based upon the three-month LIBOR (London Interbank Offered Rate). Changes in the fair value of interest rate swap agreements that were effective as hedges were recorded in OCL. Deferred gains or losses were reclassified from OCL to the Consolidated Statement of Operations and Comprehensive Income (Loss) in the same period as the gains or losses from the underlying transactions were recorded and were recognized in interest expense. Prior to the cessation of hedge accounting resulting from refinancing, the balance in OCL for NMHG's interest rate swap agreements that qualified for hedge accounting was a pre-tax loss of $4.2 million ($2.6 million after-tax). This balance is being amortized into the statement of operations over the original remaining lives of the terminated interest rate swap agreements in accordance with the provisions in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

    Interest rate swap agreements and forward foreign currency exchange contracts held by the Company which qualify as hedges have been designated as hedges of forecasted cash flows. The Company does not currently hold any nonderivative instruments designated as hedges or any derivatives designated as fair value hedges as defined in SFAS No. 133.

    Cash flows from hedging activities are reported in the Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations.

    NEW ACCOUNTING STANDARDS: In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


    Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, as previously defined in that Opinion. SFAS No. 144 provides a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. Many of the provisions of SFAS No. 121 are retained, however, SFAS No. 144 clarifies some of the implementation issues related to SFAS No. 121. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. This Statement is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company adopted this Statement effective January 1, 2002, as required. In accordance with this Statement, the Company measures impairment when events or circumstances indicate an asset's carrying value may not be recoverable. The estimate of an asset's fair value used in the measuring for impairment is based on the best available evidence at the time, which may include broker quotes, values of similar transactions and/or discounting the probability-weighted future cash flows expected to be generated by the asset. The adoption of this statement did not have a material effect on the Company's 2002 financial position or results of operations.

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

    The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, with restatement of prior periods for any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods, as necessary. The remaining provisions of SFAS No. 145 are effective for transactions and reporting subsequent to May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company's financial position or results of operations.

    On January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

    As a result of the adoption of SFAS No. 133, the Company recognized a cumulative effect of a change in accounting charge to the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2001 of $0.9 million, net of $0.5 million of tax benefit, relating primarily to certain interest rate swap agreements which did not qualify for hedge accounting treatment at January 1, 2001. In addition, effective January 1, 2001, the Company recognized a cumulative effect of a change in accounting charge against OCL in the Consolidated Balance Sheet at December 31, 2001 of $0.7 million, net of $0.4 million of tax benefit, relating to net deferred losses on derivative instruments that qualified for hedge accounting treatment under SFAS No. 133.

    On January 1, 2001, the Company recognized a cumulative effect of a change in accounting charge of $0.4 million, net of $0.3 million tax benefit, relating to a change in the method of calculating pension costs for the defined benefit pension plan in the United Kingdom. Prior to January 1, 2001, actuarially determined net gains and losses of the United Kingdom plan were recognized in full as a component of net pension cost in the year incurred. However, actuarially determined net gains and losses of all other defined benefit pension plans of the Company are amortized and included as a component of net pension cost over the next four years. Both of these methods are permissible pursuant to SFAS No. 87, "Employers' Accounting for Pensions." However, effective January 1, 2001, the Company changed the method of recognition of actuarially determined net gains and losses of the United Kingdom plan to conform with the methodology utilized by all other defined benefit plans of the Company. This change in accounting was made to achieve consistency of application of this accounting principle among all members of the consolidated group, which the Company believes is the preferred application of accounting principles generally accepted in the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

    In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue Number 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"), which requires shipping and handling amounts billed to a customer to be classified as revenue. In addition, the EITF's preference is to classify shipping and handling costs as "cost of sales."

    For certain shipping and handling fees, the Company previously netted the charge to the customer with the cost incurred within its Consolidated Statements of Operations and Comprehensive Income (Loss) on the line cost of sales. In 2000, the Company changed its method of reporting to comply with EITF 00-10. Shipping and handling costs billed to customers are recognized as revenues and shipping and handling costs incurred by the Company are included in cost of sales.

    ACCOUNTING STANDARDS NOT YET ADOPTED: In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: (i) the timing of liability recognition; (ii) initial measurement of the liability; (iii) allocation of asset retirement cost to expense; (iv) subsequent measurement of the liability; and (v) financial statement disclosures. SFAS No. 143 requires that an asset's retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. This standard becomes effective for fiscal years beginning after June 15, 2002. The Company will adopt the Statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. The adoption of this Statement is not expected to have a material affect on the results of operations in 2003.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that liabilities for one-time termination benefits that will be incurred over future service periods should be measured at the fair value as of the termination date and recognized over the future service period. This Statement also requires that liabilities associated with disposal activities should be recorded when incurred. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item. Subsequent to its adoption, the new Statement may effect the periods in which costs are recognized for workforce reductions or facility closures, although the ultimate amount of costs recognized will be the same as per current accounting guidance.

    In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee for those guarantees initiated or modified after December 31, 2002. However, certain guarantees, including product warranties and guarantees between parties under common control (i.e., parent and subsidiary), are not required to be recognized at fair value at inception. FIN No. 45 also requires additional disclosures of guarantees, including product warranties and guarantees between parties under common control, beginning with interim or annual periods ending after December 15, 2002. Guarantees initiated prior to December 31, 2002 are not recognized as a liability measured at fair value per this Interpretation, but are subject to the disclosure requirements. The Company has made the required disclosures in these financial statements. As required, the Company will recognize guarantees included within the scope of this Interpretation and initiated after December 31, 2002 as liabilities measured at fair value. Although the impact of this Interpretation is dependent upon the level of guarantees issued by the Company in the future and the future market volatility on which the fair value of those guarantees would be based, the Company does not expect the adoption of the fair value provisions of this Interpretation to have a material impact on the Company's financial position or results of operations.

    In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." In accordance with the model developed by the Task Force, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Revenue is then allocated to the separate units based on either the relative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)




    fair value method or the residual method, as applicable. The Company will adopt EITF 00-21 effective January 1, 2004, as required, and has not yet determined what impact, if any, the adoption of this Statement will have on either its financial position or results of operations.

    In December 2002, the FASB issued SFAS No. 148, "Accounting For Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. At December 31, 2002, the Company does not have any stock options outstanding. Furthermore, as of December 31, 2002, the Company does not intend to issue stock options in the foreseeable future. As a result, the adoption of this Statement will not have any affect on the Company's financial statements or disclosures unless and until such time the Company issues stock options.

    In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements" for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive a majority of the expected gains, or both. The Interpretation requires that companies disclose certain information about a variable interest entity created prior to February 1, 2003 if it is reasonably possible that the enterprise will be required to consolidate that entity. The Company is currently evaluating its affiliated entities, however, at this time, the Company does not believe that it is reasonably possible that any entity it is affiliated with but does not currently consolidate will meet the definition of a variable interest entity.

    RECLASSIFICATIONS: Certain amounts in the prior periods' Consolidated Financial Statements have been reclassified to conform to the current period's presentation.


    NOTE 3--RESTRUCTURING AND OTHER TRANSACTIONS

    RESTRUCTURING CHARGES

    2002 RESTRUCTURING PROGRAM

    As announced in December 2002, NMHG Wholesale will phase out its Lenoir, North Carolina, lift truck component facility and restructure other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million pre-tax, classified in the 2002 Consolidated Statement of Operations and Comprehensive Income (Loss) on the line "Restructuring charges." Of this amount, $3.8 million relates to a non-cash asset impairment charge for a building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes as compared to the net book value of these assets; and $8.7 million relates to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. No payments were made as of December 31, 2002. Payments are expected to begin in 2003 and continue through 2005.

    2001 RESTRUCTURING PROGRAMS

    During 2001, management committed to the restructuring of certain operations in Europe for both the Wholesale and Retail segments of the business. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax, classified in the 2001 Consolidated Statement of Operations and Comprehensive Income (Loss) on the line "Restructuring charges," for severance and other employee benefits to be paid to approximately 285 direct and indirect factory labor and administrative personnel in Europe. Payments of $2.1 million to approximately 95 employees and $1.3 million to approximately 150 employees were made in 2002 and 2001, respectively, and $0.2 million of the amount accrued at December 31, 2001 was reversed in 2002. A majority of the headcount reductions were made by the end of 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

    NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. During 2001, severance payments of $0.4 million were made to approximately 40 employees. In 2002, severance payments of $2.5 million were made to approximately 70 employees. A majority of the headcount reductions were made by the end of 2002.

    2000 RESTRUCTURING PROGRAM

    During 2000, NMHG made the determination that the consolidation of the Americas' truck assembly activities offered significant opportunity to reduce structure costs while further optimizing the use of NMHG's global manufacturing capacity. Accordingly, a decision was made to phase out certain manufacturing activities in the Danville, Illinois, assembly plant. In December 2000, the Board of Directors approved management's plan to transfer manufacturing activities from NMHG's Danville plant to its other global manufacturing plants. The adoption of this plan resulted in a charge to operations of approximately $13.9 million recognized in the 2000 Consolidated Statement of Operations and Comprehensive Income (Loss) on the line "Restructuring charges." This charge was comprised of a $7.6 million curtailment loss for pension and other post-retirement benefits, $4.0 million for employee severance to be paid to approximately 425 manufacturing and office personnel, $2.2 million of asset impairment charges and $0.1 million for other costs.

    As noted above, in connection with the phase-out of activities at the Danville, Illinois, assembly plant, NMHG recognized an impairment charge of $2.2 million in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Fair market value used in determining the impairment charge was estimated using current market values for similar assets.

    Final severance payments for the Danville restructuring program were made in 2002. During 2002 and 2001, respectively, payments of $2.1 million to approximately 215 employees and $1.6 million to approximately 350 employees were made. Approximately $2.0 million and $12.0 million of pre-tax costs associated with the Danville phase-out, which were not eligible for accrual as of December 31, 2000, were expensed during 2002 and 2001, respectively, and classified as cost of sales in the 2002 and 2001 Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, the accrual for restructuring was reduced by $0.4 million in 2001. Included in the table below is $7.6 million for curtailment losses relating to pension and other post-retirement benefits which will not be paid until employees reach retirement age.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


The changes to the Company's restructuring accruals are as follows:

                                                                                     CURTAILMENT
                                                                                  LOSS - PENSION AND
                                                                                        OTHER
                                                        ASSET          LEASE        POST-RETIREMENT
                                     SEVERANCE        IMPAIRMENT     IMPAIRMENT        BENEFITS         OTHER           TOTAL
                                     ---------        ----------     -----------       --------         -----           -----
NMHG WHOLESALE
 Balance at December 31, 1999......$         ---       $      ---   $         ---       $      ---    $      ---      $      ---
  Provision........................          4.0              2.2             ---              7.6           0.1            13.9
  Payments.........................          ---              ---             ---             ---            ---             ---
                                   --------------     -----------  ---------------      ----------  ------------     -----------
 Balance at December 31, 2000......          4.0              2.2             ---              7.6           0.1            13.9
  Provision (reversal), net........          4.2              ---             ---              ---          (0.1)            4.1
  Payments/assets disposed.........         (2.9)            (2.2)            ---              ---           ---            (5.1)
                                   --------------     -----------  ---------------      ----------  ------------     -----------
 Balance at December 31, 2001......          5.3              ---             ---              7.6           ---            12.9
  Foreign currency effect..........          0.6              ---             ---              ---           ---             0.6
  Provision (reversal), net........          7.6              3.8             ---              ---           0.9            12.3
  Payments.........................         (4.2)             ---             ---              ---           ---            (4.2)
                                   --------------     -----------  ---------------      ----------  ------------     -----------
 BALANCE AT DECEMBER 31, 2002......$         9.3       $      3.8   $         ---       $      7.6    $      0.9      $     21.6
                                   =============      -==========  ==============       ==========  ============     ===========
NMHG RETAIL

 Balance at December 31, 2000 .....$         ---       $      ---   $         ---       $      ---    $      ---      $      ---
  Provision........................          4.3              ---             0.4              ---           ---             4.7
  Payments.........................         (0.4)             ---             ---              ---           ---            (0.4)
                                   --------------     -----------  ---------------      ----------  ------------     -----------
 Balance at December 31, 2001 .....          3.9              ---             0.4              ---           ---             4.3
  Foreign currency effect..........          0.1              ---             ---              ---           ---             0.1
  Payments.........................         (2.5)             ---            (0.3)             ---           ---            (2.8)
                                   -------------      -----------    ------------       ----------   -----------     ------------
 BALANCE AT DECEMBER 31, 2002......$         1.5       $      ---   $         0.1       $      ---   $       ---      $      1.6
                                   =============      ===========    ============       ==========   ===========     =============

    OTHER TRANSACTION

    In 2001, NMHG recognized income of $8.0 million classified in other income (expense) in the Consolidated Statements of Operations and Comprehensive Income (Loss) resulting from the receipt of insurance proceeds relating to flood damage in September 2000 at NMHG's Sumitomo-NACCO joint venture in Japan.


    NOTE 4--ACQUISITIONS AND DISPOSITION

    During 2001 and 2000, NMHG acquired either 100% of the stock or substantially all of the assets of several forklift truck retail dealerships and forklift truck rental businesses. The dealerships acquired were either existing independent Hyster or Yale dealerships or were converted to Hyster or Yale dealerships at the time of acquisition. The combined purchase prices of the businesses acquired during 2001 and 2000 were approximately $3.9 million and $16.6 million, respectively. Funds for the purchases were provided by either borrowings advanced to NMHG Retail by NMHG Wholesale under previously existing NMHG Wholesale facilities or by internally generated cash flows.

    These acquisitions were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from their respective dates of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


     As a result of the acquisitions by NMHG, certain liabilities were assumed as follows:

                                                           2001           2000
                                                         -------        -------
Fair value of assets acquired .......................    $   4.2        $  49.1
Cash paid for the net assets, net of cash acquired ..       (3.9)         (16.6)
                                                         -------        -------
          Liabilities assumed .......................    $   0.3        $  32.5
                                                         =======        =======

     On a pro forma basis, as if the businesses had been acquired on January 1, 2001 and 2000, respectively, revenues and net income (loss) would not have differed materially from the amounts reported in the accompanying consolidated financial statements for 2001 and 2000.

     In 2001, NMHG sold certain of its wholly owned dealers, which were included in the segment NMHG Retail. This transaction resulted in initial proceeds of approximately $8.0 million and a preliminary charge for the loss on the sale of assets and related wind-down costs of $10.4 million, of which approximately $2.1 million related to recognition in the Consolidated Statement of Operations and Comprehensive Income (Loss) of amounts previously reported in cumulative translation adjustment. During 2002, revisions to the purchase price, as provided in the agreement to sell these dealers, and an increase to certain wind-down costs, resulted in an additional loss of $0.6 million. The agreement to sell these dealers includes certain contingent obligations, which could result in the future recognition of additional losses if events and circumstances change. However, the Company believes that its reserves for these contingent obligations, recognized in the Consolidated Balance Sheet at December 31, 2002, are adequate. Revenues for these sold dealers for each of the years ended December 31, 2001 and 2000 were $45.1 million and $46.8 million, respectively. Net losses for these sold dealers for each of the years ended December 31, 2001 and 2000 were $18.2 million and $5.5 million, respectively.

     On January 3, 2003, NMHG sold substantially all of the assets and liabilities of its sole wholly owned dealer in the U.S., which was included in the segment NMHG Retail. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the assets and liabilities sold (the "disposal group") have been reclassified as held for sale in the Consolidated Balance Sheet at December 31, 2002 and written down in 2002 to fair value, less cost to sell. The assets and liabilities held for sale are included in the Consolidated Balance Sheet at December 31, 2002 in the captions, "prepaid expenses and other" and "other current liabilities," respectively, and are not material. The loss recognized in 2002 as a result of the write-down to fair value, less cost to sell, of the disposal group was not material to the operating results of the Company. The Company does not expect any significant additional loss to be recognized in 2003 as a result of this transaction.


     NOTE 5--ACCOUNTS RECEIVABLE SECURITIZATION

     On May 9, 2002 NMHG Wholesale terminated agreements with financial institutions outside of the United States (the "Foreign Program") which allowed for the sale, without recourse, of undivided interests in revolving pools of its foreign trade accounts receivable. On December 5, 2001, NMHG Wholesale's domestic accounts receivable securitization program (the "U.S. Program") was terminated. Prior to their terminations, the transfer of receivables pursuant to the U.S. and Foreign Programs were accounted for as a sale in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." The U.S. Program's agreement to sell an undivided percentage ownership interest in certain eligible accounts receivable provided for recourse in the limited circumstance in which NMHG granted a discount, credit or other adjustment to its customer in resolution of disputes regarding the value of goods underlying the account receivable sold. In that case, a compensating adjustment would have been made to the counterparty.

     As a result of the termination of both the U.S. and Foreign Programs, NMHG Wholesale will rely on its debt agreements, as discussed in Note 9, to finance accounts receivable that otherwise would have been sold under the U.S. and Foreign Programs. On December 5, 2001, additional borrowings of $33.4 million were used to finance the outstanding balance of accounts receivable sold pursuant to the U.S. Program. The balance of accounts receivable sold at December 31, 2001 was $27.7 million. Beginning in March 2002, accounts receivable sold of $20.8 million were effectively replaced with debt financing, such that there were no accounts receivable sold on the Foreign Program's termination date of May 9, 2002. As a result of the termination of the U.S. and Foreign Programs, an increase in interest expense arising from increased outstanding borrowings is expected to be offset

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


     by a decrease in the cost of the Programs, which is classified in the Consolidated Statement of Operations and Comprehensive Income (Loss) as other-net.

     Gross proceeds of $88.0 million, $855.7 million, and $858.2 million were received during 2002, 2001 and 2000, respectively, pursuant to the U.S. and Foreign Programs. The discount and other transaction gains and losses are included in other-net in the Consolidated Statements of Operations and Comprehensive Income (Loss) and totaled $0.5 million, $4.7 million and $5.5 million in 2002, 2001 and 2000, respectively.


     NOTE 6--INVENTORIES

     Inventories are summarized as follows:

                                                   December 31
                                             ----------------------
                                               2002           2001
                                             -------        -------
Manufactured inventories:
  Finished goods and service parts ...       $  99.9        $  99.6
  Raw materials and work in process ..         110.3          111.4
                                             -------        -------
    Total manufactured inventories ...         210.2          211.0

Retail inventories ...................          23.4           35.8
                                             -------        -------

    Total inventories at FIFO ........         233.6          246.8

LIFO reserve .........................         (11.6)         (12.3)
                                             -------        -------
                                             $ 222.0        $ 234.5
                                             =======        =======

     The cost of certain manufactured and retail inventories, including service parts, has been determined using the LIFO method. At December 31, 2002 and 2001, 64% and 68% of total inventories, respectively, were determined using the LIFO method.


     NOTE 7--PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, net includes the following:

                                                               December 31
                                                          ---------------------
                                                            2002          2001
                                                          -------       -------
Land and land improvements .........................      $  13.5       $  15.8
Plant and equipment:
  NMHG Wholesale ...................................        409.4         413.2
  NMHG Retail ......................................        101.6         109.1
                                                          -------       -------
                                                            511.0         522.3

Property, plant and equipment, at cost .............        524.5         538.1
Less allowances for depreciation and amortization ..        282.4         257.6
                                                          -------       -------
                                                          $ 242.1       $ 280.5
                                                          =======       =======

     Total depreciation and amortization expense on property, plant and equipment was $40.2 million, $47.0 million and $41.9 million during 2002, 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


     NOTE 8--GOODWILL AND INTANGIBLE ASSETS

     As discussed further in Note 2, on January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with this Statement, the Company discontinued amortization of its goodwill effective January 1, 2002. The amortization periods of the Company's other intangible assets were not revised as a result of the adoption of this Statement. Adjusted net income (loss), assuming the adoption of this Statement in prior years, is as follows:

                                                           Year ended December 31
                                                     ----------------------------------
                                                      2002         2001          2000
                                                     -------      -------       -------
Reported net income (loss) before
     cumulative effect of accounting
     changes...................................      $  12.3      $ (48.1)      $  21.3
Add back goodwill amortization, net of  tax ...           --         12.9          12.6
                                                     -------      -------       -------
Adjusted income (loss) before
     cumulative effect of accounting changes ..      $  12.3      $ (35.2)      $  33.9
                                                     =======      =======       =======

Reported net income (loss) ....................      $  12.3      $ (49.4)      $  21.3
Add back goodwill amortization,  net of tax ...           --         12.9          12.6
                                                     -------      -------       -------
Adjusted net income (loss) ....................      $  12.3      $ (36.5)      $  33.9
                                                     =======      =======       =======

     The process to test goodwill for impairment included an allocation of goodwill among the Company's reporting units. As a result of this allocation process, $40.3 million of goodwill that was previously reported in the Company's reportable segment, NMHG Retail, was reallocated to NMHG Wholesale. This reallocation was primarily based on an analysis of the synergy benefits that arose as a result of the acquisitions of the retail dealerships.

     Following is a summary of the changes in goodwill during the year ended December 31, 2002:

                                                   CARRYING AMOUNT OF GOODWILL
                                               -------------------------------------
                                                 NMHG         NMHG          NMHG
                                               WHOLESALE     RETAIL     CONSOLIDATED
                                               ---------     ------     ------------
Balance at December 31, 2001 .............      $304.6       $ 39.6       $344.2
  Reclassification to other intangibles ..          --         (1.8)        (1.8)
  Reallocation between segments ..........        40.3        (40.3)          --
  Impairment of investment ...............        (1.6)          --         (1.6)
  Foreign currency translation ...........         0.4          2.5          2.9
                                                ------       ------       ------
BALANCE AT DECEMBER 31, 2002 .............      $343.7       $   --       $343.7
                                                ======       ======       ======

     During 2002, $1.8 million that was previously preliminarily classified as goodwill relating to an acquisition of a retail dealership in 2001 was reclassified to other intangibles upon finalization of the purchase price allocation.

     During 2002, NMHG Wholesale recognized an impairment charge of $1.6 million relating to the goodwill associated with the 2000 acquisition of a 25% interest in QFS. Prior to its sale in December 2002, this investment was accounted for using the equity method. As such, the impairment of the goodwill relating to this investment was recognized in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," as an other than temporary impairment in the value of the investment. The impairment charge is recognized in the 2002 Consolidated Statement of Operations and Comprehensive Income (Loss) on the line "Income
     (loss) from unconsolidated affiliates."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


     The balance of other intangible assets, which continue to be subject to amortization, is as follows:

                                                                              December 31
                                                                        ---------------------
                                                                          2002          2001
                                                                        -------       -------
Gross Carrying Amount ............................................      $   2.2       $    --
Less: Accumulated Amortization ...................................          0.5            --
                                                                        -------       -------
              Net Balance ........................................      $   1.7       $    --
                                                                        =======       =======

     Expected annual amortization expense of other intangible assets is $0.3 million for each of the five years from 2003 through 2007. The weighted average amortization period for other intangible assets is 12 years.

     NOTE 9--CURRENT AND LONG-TERM FINANCING

     The following table summarizes the Company's available and outstanding borrowings under revolving credit agreements and long-term debt.

                                                                              December 31
                                                                        ---------------------
                                                                          2002          2001
                                                                        -------       -------
Total outstanding borrowings:
Revolving credit agreements ......................................      $  31.3       $ 301.2

Capital lease obligations and other term loans ...................         46.4          53.2

Senior Notes .....................................................        247.1            --
                                                                        -------       -------
        Total debt outstanding ...................................      $ 324.8       $ 354.4
                                                                        =======       =======

Current portion of borrowings outstanding ........................      $  51.3       $ 326.7

Long-term portion of borrowings outstanding ......................      $ 273.5       $  27.7

                                                                              December 31
                                                                        ---------------------
                                                                          2002          2001
                                                                        -------       -------
Total available borrowings, net of limitations, under revolving
  credit agreements ..............................................      $ 155.6       $ 450.5
                                                                        =======       =======

Unused revolving credit agreements ...............................      $ 124.3       $ 149.3
                                                                        =======       =======

Weighted average stated interest rate on total borrowings ........          9.2%          2.8%
                                                                        =======       =======

Weighted average effective interest rate on total borrowings
   (including interest rate swap agreements) .....................          9.2%          5.8%
                                                                        =======       =======

     Annual maturities of total debt, excluding capital leases are as follows:
     $32.2 million in 2003, $6.3 million in 2004, $10.9 million in 2005 and $250.0 million subsequent to 2007. The 2005 maturities include $5.2 million due in 2005 under the new revolving credit facility, which is included in current revolving credit agreements in the Consolidated Balance Sheet at December 31, 2002, due to the Company's expectation of repaying this balance within the next 12 months. Interest paid on total debt was $29.0 million, $25.4 million and $19.8 million during 2002, 2001 and 2000, respectively. Interest capitalized was $0.8 million in 2001.

     On May 9, 2002, NMHG replaced its primary financing agreement, an unsecured floating-rate revolving line of credit with availability of up to $350.0 million, certain other lines of credit with availability of $28.6 million and a program to sell accounts receivable in Europe, with the proceeds from the sale of $250.0 million of unsecured 10% Senior Notes due 2009 and borrowings under a secured, floating-rate revolving credit facility which expires in May 2005. The proceeds from the Senior Notes were reduced by an original issue discount of $3.1 million resulting in an effective interest rate of 10.1%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


     Availability under the new revolving credit facility is up to $175.0 million and is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the "borrowers," as defined in the new revolving credit facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. The borrowers include NMHG Holding Co. and certain domestic and foreign subsidiaries of NMHG Holding Co. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The current applicable margins, effective through December 31, 2002, for base rate loans and LIBOR loans are 2.0% and 3.0%, respectively. The new revolving credit facility also requires a fee of 0.5% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio.

     At December 31, 2002, the borrowing base under the new revolving credit facility was $112.7 million, which has been reduced by the commitments or availability under certain foreign credit facilities and an excess availability requirement of $15.0 million. Borrowings outstanding under this facility were $5.2 million at December 31, 2002. Therefore, at December 31, 2002, the excess availability under the new revolving credit facility was $107.5 million.

     The domestic floating rate of interest applicable to this facility on December 31, 2002 was 6.25%, including the applicable floating rate margin. The new revolving credit facility includes a subfacility for foreign borrowers which can be denominated in British pounds sterling or euros. Included in the borrowing capacity is a $15.0 million overdraft facility available to foreign borrowers. At December 31, 2002, there were no borrowings outstanding under these foreign subfacilities. The new revolving credit facility is guaranteed by certain domestic and foreign subsidiaries of NMHG Holding Co. and is secured by substantially all of the assets, other than property, plant and equipment, of the borrowers and guarantors, both domestic and foreign, under the facility.

     The terms of the new revolving credit facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately U.S. $18.9 million on December 31, 2002, denominated in Australian dollars, reduced the amount of availability under the new revolving credit facility. In addition, availability under the new revolving credit facility was reduced by $5.5 million for a working capital facility in China and by $3.7 million for other letters of credit. If the commitments or availability under these facilities are increased, availability under the new revolving credit facility will be reduced. The $112.7 million of borrowing base capacity under the new revolving credit facility at December 31, 2002 reflected reductions for these foreign credit facilities.

     The $250.0 million of 10% Senior Notes mature on May 15, 2009. The Senior Notes are senior unsecured obligations of NMHG Holding Co. and are guaranteed by substantially all of NMHG's domestic subsidiaries. NMHG Holding Co. has the option to redeem all or a portion of the Senior Notes on or after May 15, 2006 at the redemption prices set forth in the Indenture governing the Senior Notes.

     Both the new revolving credit facility and terms of the Senior Notes include restrictive covenants which, among other things, limit the payment of dividends to NACCO. The new revolving credit facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. The borrowers must maintain aggregate excess availability under the new revolving credit facility of at least $15.0 million. At December 31, 2002, NMHG was in compliance with all covenants.

     NMHG paid financing fees of approximately $15.7 million related to this refinancing. These fees were deferred and are being amortized as interest expense in the Consolidated Statement of Operations and Comprehensive Income (Loss) over the respective terms of the new financing facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


     NOTE 10--FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

     FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt were determined using current rates offered for similar obligations. At December 31, 2002, the fair market value of revolving credit agreements and long-term debt exceeded the book value by approximately $7.9 million. At December 31, 2001, the fair market value of revolving credit agreements and long-term debt approximated carrying values.

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable and derivatives. The large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies mitigates concentration of credit risk on accounts receivable. To further reduce credit risk associated with accounts receivable, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one institution.

     DERIVATIVE FINANCIAL INSTRUMENTS

     FOREIGN CURRENCY DERIVATIVES: NMHG held forward foreign currency exchange contracts with a total notional amount of $107.5 and $101.6 million at December 31, 2002 and 2001, primarily denominated in euros, British pounds sterling, Japanese yen, Canadian dollars, Australian dollars and Mexican pesos. The fair market value of these contracts was estimated based on quoted market prices and approximated a net asset of $3.2 million and a net liability of $0.8 million at December 31, 2002 and 2001, respectively.

     For the years ended December 31, 2002 and 2001, there was no ineffectiveness of forward foreign currency exchange contracts that would have resulted in recognition in the Consolidated Statement of Operations and Comprehensive Income (Loss). Forward foreign currency exchange contracts are used to hedge transactions expected to occur within the next 12 months. Based on market valuations at December 31, 2002, the amount of net deferred gain included in OCL at December 31, 2002 of $0.6 million is expected to be reclassified into the Consolidated Statement of Operations and Comprehensive Income (Loss) over the next 12 months, as those transactions occur.

     INTEREST RATE DERIVATIVES: As a result of the refinancing of NMHG's floating-rate revolving credit facility in 2002, NMHG terminated all of its interest rate swap agreements in 2002. In addition to its active swaps, NMHG had certain interest rate swap agreements with dates that began subsequent to December 31, 2001 ("delayed-start" agreements). These interest rate swap agreements were intended to replace agreements that were active as of December 31, 2001, but expired in the near term. The notional amount of these delayed-start agreements was $110.0 million at December 31, 2001. In 2002, NMHG terminated all active and delayed-start interest rate swap agreements which had a total notional amount of $285.0 million and a total net payable balance of $11.5 million at the respective dates of termination. Prior to the refinancing, however, certain of these interest rate swap agreements qualified for hedge accounting treatment in accordance with SFAS No. 133. As such, the mark-to-market effect of these interest rate swap agreements was previously recognized in OCL.

     Prior to the cessation of hedge accounting resulting from the May 9, 2002 refinancing, the balance in OCL for NMHG's interest rate swap agreements that qualified for hedge accounting was a pre-tax loss of $4.2 million ($2.6 million after-tax). This balance is being amortized into the Consolidated Statement of Operations and Comprehensive Income (Loss) over the original remaining lives of the terminated interest rate swap agreements in accordance with the provisions of SFAS No. 133, as amended. The amount of amortization of accumulated other comprehensive income (loss) included in the Consolidated Statement of Operations and Comprehensive Income (Loss) on the line "Losses on interest rate swap agreements" during 2002 was a pre-tax expense of $2.5 million.

     The mark-to-market effect of the interest rate swap agreements that was included in the Consolidated Statement of Operations and Comprehensive Income (Loss) because these derivatives did not qualify for hedge accounting treatment was a pre-tax expense of $3.2 million and $1.4 million for the years ended December 31, 2002 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


     2001, respectively. These charges are included on the line, "Losses on interest rate swap agreements" in the Consolidated Statement of Operations and Comprehensive Income (Loss).

     The notional amounts on interest rate swap agreements active at December 31, 2001 was $225.0 million with an average fixed rate (including applicable margins) of 5.8% and terms that varied from one-year to seven-year periods from inception. The fair market value of all interest rate swap agreements, which was based on quotes obtained from the Company's counterparties, was a net payable of $10.7 million at December 31, 2001.


     NOTE 11--LEASING ARRANGEMENTS

     The Company leases certain office, manufacturing and warehouse facilities, retail stores and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2011. NMHG Retail also leases certain forklift trucks that are carried in its rental fleet or subleased to customers. Many leases include renewal and/or purchase options.

     Future minimum capital and operating lease payments at December 31, 2002 are:

                                                    Capital    Operating
                                                    Leases      Leases
                                                    -------    ---------
2003 .........................................      $ 14.8      $ 40.7
2004 .........................................         8.7        30.4
2005 .........................................         5.2        21.4
2006 .........................................         1.9        14.1
2007 .........................................         0.2         7.7
Subsequent to 2007 ...........................          --         4.3
                                                    ------      ------
Total minimum lease payments .................        30.8      $118.6
                                                                ======
Amounts representing interest ................         2.5
                                                    ------
Present value of net minimum lease payments ..        28.3
Current maturities ...........................        13.9
                                                    ------
Long-term capital lease obligation ...........      $ 14.4
                                                    ======

     Aggregate future minimum rentals to be received under noncancellable subleases of forklift trucks as of December 31, 2002 are $148.9 million. Rental expense for all operating leases was $39.4 million, $30.3 million and $20.2 million for 2002, 2001 and 2000, respectively. The Company also recognized $61.7 million, $45.5 million and $10.4 million for 2002, 2001 and 2000, respectively, in rental income on subleases of equipment under operating leases in which it was the lessee. These subleases were primarily related to lift trucks, in which the Company derives revenue in the ordinary course of business under rental agreements with its customers. The sublease rental income for these lift trucks is included in revenues and the related rent expense is included in cost of sales in the Consolidated Statements of Operations and Comprehensive Income (Loss) for each period.

     Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

                                           December 31
                                      ---------------------
                                        2002         2001
                                      -------      -------

Plant and equipment                   $  71.2      $  60.8
Less accumulated amortization            36.4         26.3
                                      -------      -------
                                      $  34.8      $  34.5
                                      =======      =======

     During 2001 and 2000, capital lease obligations of $5.4 million and $22.3 million, respectively, were incurred in connection with lease agreements to acquire plant and equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

     NOTE 12--GUARANTEES AND CONTINGENCIES

     Various legal and regulatory proceedings and claims have been or may be asserted against the Company relating to the conduct of its business, including product liability, environmental and other claims. These proceedings are incidental to the ordinary course of business of the Company. Management believes that it has meritorious defenses and will vigorously defend itself in these actions. Any costs that management estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount can be reasonably estimated. Although the ultimate disposition of these proceedings is not presently determinable, management believes, after consultation with its legal counsel, that the likelihood is remote that material costs will be incurred in excess of accruals already recognized.

     Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of the lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at December 31, 2002 and 2001 were $153.6 million and $158.7 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and have been reserved for in the accompanying Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at December 31, 2002 was approximately $157.5 million, based on Company estimates. See also Note 17 for discussion of these guarantees provided to related parties.

     NMHG provides a standard warranty on its forklift trucks, generally for six to twelve months or 1,000 to 2,000 hours. In addition, NMHG sells extended warranty agreements which provide additional warranty up to three to five years or up to 3,600 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. The Company estimates the costs that may be incurred under its warranty programs, both standard and extended, and records a liability for such costs at the time product revenue is recognized. In addition, revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs to perform under the warranty contracts, in accordance with FASB Technical Bulletin 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

     Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, during the year are as follows:

Balance at December 31, 2001      $43.9
Warranty accruals                  28.9
Warranty payments                 (30.9)
                                  -----
BALANCE AT DECEMBER 31, 2002      $41.9
                                  =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


     NOTE 13--INCOME TAXES

     The Company is included in the consolidated federal income tax return filed by NACCO. The Company's tax-sharing agreement with NACCO provides that federal income taxes are computed by the Company on a separate-return basis, except that net operating loss and tax credit carryovers that benefit the consolidated tax return are advanced to the Company and are repaid as utilized on a separate-return basis. To the extent that these carryovers are not used on a separate-return basis, the Company is required, under conditions pursuant to the tax-sharing agreement, to refund to NACCO the balance of carryovers advanced and not used by the Company.

     The components of income (loss) before income taxes and provision for income taxes for the year ended December 31 are as follows:

                                                              2002          2001          2000
                                                             -------       -------       -------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES
Domestic ..............................................      $   0.1       $ (19.3)      $  45.5
Foreign ...............................................          9.7         (44.1)         (7.9)
                                                             -------       -------       -------
                                                             $   9.8       $ (63.4)      $  37.6
                                                             =======       =======       =======

INCOME TAX PROVISION (BENEFIT)
Current tax provision (benefit):
     Federal ..........................................      $ (11.2)      $  (3.3)      $  22.1
     State ............................................         (1.6)         (0.5)          4.7
     Foreign ..........................................          7.6           0.7           1.6
                                                             -------       -------       -------
          Total current ...............................         (5.2)         (3.1)         28.4
                                                             -------       -------       -------
Deferred tax provision (benefit):
     Federal ..........................................          3.3           0.8          (3.0)
     State ............................................          2.0          (0.3)         (0.9)
     Foreign ..........................................         (1.2)        (17.4)         (4.0)
                                                             -------       -------       -------
          Total deferred ..............................          4.1         (16.9)         (7.9)
                                                             -------       -------       -------

Increase (decrease) in valuation allowance ............         (0.2)          5.5          (3.1)
                                                             -------       -------       -------
                                                             $  (1.3)      $ (14.5)      $  17.4
                                                             =======       =======       =======

     Substantially all of the Company's interest expense and goodwill amortization expense in 2001 and 2000 has been allocated to domestic income
     (loss) before income taxes.

     The Company made income tax payments of $12.2 million, $22.7 million and $34.6 million during 2002, 2001 and 2000, respectively. During the same period, income tax refunds totaled $29.9 million, $6.6 million and $6.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


     A reconciliation of the federal statutory and effective income tax for the year ended December 31 is as follows:

                                                               2002           2001           2000
                                                             -------        -------        -------

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES .........      $   9.8        $ (63.4)       $  37.6
                                                             =======        =======        =======

Statutory taxes at 35.0% ..............................      $   3.4        $ (22.2)       $  13.2
     Valuation allowance ..............................         (0.2)           5.5           (2.3)
     Amortization of goodwill .........................           --            4.3            4.1
     Foreign statutory rate differences ...............         (0.6)           0.2             --
     Tax credits and capital grants ...................         (0.3)          (0.4)          (0.7)
     State income taxes ...............................          0.3           (0.3)           2.3
     Tax controversy resolution .......................         (2.6)            --             --
     Export benefits ..................................         (0.4)          (0.5)          (1.0)
     Other-net ........................................         (0.9)          (1.1)           1.8
                                                             -------        -------        -------
Income tax provision (benefit) ........................      $  (1.3)       $ (14.5)       $  17.4
                                                             =======        =======        =======

Effective rate ........................................        (13.3)%         22.9%          46.3%
                                                             =======        =======        =======

     The Company does not provide for deferred taxes on certain unremitted foreign earnings. Management has decided that earnings of the Company's foreign subsidiaries have been and will be indefinitely reinvested in the Company's foreign operations and, therefore, the recording of deferred tax liabilities for unremitted foreign earnings is not required. As of December 31, 2002, the cumulative unremitted earnings of the Company's foreign subsidiaries are $179.6 million. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.

     A detailed summary of the total deferred tax assets and liabilities in the Company's Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

                                                                 December 31
                                                             --------------------
                                                               2002         2001
                                                             -------      -------
DEFERRED TAX ASSETS
     Accrued expenses and reserves ....................      $  60.6      $  63.9
     Accrued pension benefits .........................         18.8          9.7
     Tax attribute carryforwards ......................         18.3         16.1
     Employee benefits ................................         12.3         12.2
                                                             -------      -------
        Total deferred tax assets .....................        110.0        101.9
        Less:  Valuation allowance ....................          9.9         10.1
                                                             -------      -------
                                                             $ 100.1      $  91.8
                                                             -------      -------
DEFERRED TAX LIABILITIES
     Depreciation and amortization ....................      $  22.4      $  24.1
     Inventories ......................................         11.5          9.4
     Other ............................................         12.4          9.7
                                                             -------      -------
        Total deferred tax liabilities ...............          46.3         43.2
                                                             -------      -------
            Net deferred tax asset ...................       $  53.8      $  48.6
                                                             =======      =======

     The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these assets to the extent that realization is more likely than not. Based on a review of earnings history and trends, forecasted earnings and expiration of carryforwards, the Company believes that the valuation allowance provided is appropriate. At December 31, 2002, the Company had $6.4 million of net operating loss carryforwards which expire, if unused, in years 2003 through 2022 and $10.1 million which are not subject to expiration. Additionally, at December 31, 2002, the Company had $1.7 million of capital loss carryforwards, which expire if unused in 2007. The Company has $0.1 million of foreign tax credit carryforwards, which will expire, if unused, in 2005 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


     The tax returns of the Company and certain of its subsidiaries are being examined by various taxing authorities. The Company has not been informed of any material assessment resulting from these examinations and will vigorously contest any material assessment. Management believes that any potential adjustment would not materially affect the Company's financial condition or results of operations.


     NOTE 14--RETIREMENT AND OTHER POST-RETIREMENT BENEFIT PLANS

     DEFINED BENEFIT PLANS: The Company participates in the combined defined benefit plan of NACCO for certain employee groups. The Company also maintains a defined benefit plan for those employees who are covered under collective bargaining agreements. The Company's policy is to make contributions to fund these plans within the range allowed by applicable regulations. Plan assets consist primarily of publicly traded stocks, investment contracts and government and corporate bonds.

     In 1996, pension benefits were frozen for employees covered under NMHG's United States plans, except for those NMHG employees participating in collective bargaining agreements. As a result, in the United States only certain NMHG employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees of the Company, including NMHG employees whose pension benefits were frozen as of December 31, 1996, will receive retirement benefits under defined contribution retirement plans.

     In 2000, as a result of management's decision to phase out certain manufacturing activities in the NMHG Danville, Illinois, assembly plant, the Company recognized a curtailment loss of $7.6 million pursuant to defined benefit pension and other post-retirement benefit plans. See also
     Note 3.

     Set forth below is a detail of the net periodic pension (income) expense and the assumptions used in accounting for the United States and the United Kingdom defined benefit plans for the years ended December 31:

                                                                  2002            2001            2000
                                                                --------        --------        --------
UNITED STATES PLANS
     Service cost ........................................      $    0.1        $    0.1        $    0.5
     Interest cost .......................................           4.2             4.2             3.5
     Expected return on plan assets ......................          (4.9)           (5.3)           (4.8)
     Net amortization and deferral .......................           0.6             0.4             0.4
     Curtailment loss ....................................            --              --             5.1
                                                                --------        --------        --------
          Net periodic pension (income) expense ..........      $     --        $   (0.6)       $    4.7
                                                                ========        ========        ========

     Assumptions:
          Weighted average discount rates ................          6.75%           7.50%           8.00%
          Rate of increase in compensation levels ........          3.75%           3.75%           4.25%
          Expected long-term rate of return on assets ....          9.00%           9.00%           9.00%

UNITED KINGDOM PLAN
     Service cost ........................................      $    1.8        $    2.0        $    2.0
     Interest cost .......................................           3.7             3.2             3.0
     Expected return on plan assets ......................          (5.6)           (5.2)           (4.3)
     Amortization of transition asset ....................          (0.1)           (0.1)           (0.1)
     Amortization of prior service cost ..................           0.1             0.1             0.1
     Recognized actuarial (gain) loss ....................           0.1            (0.5)           (0.4)
                                                                --------        --------        --------
          Net periodic pension (income) expense ..........      $     --        $   (0.5)       $    0.3
                                                                ========        ========        ========

     Assumptions:
            Weighted average discount rates ..............          5.75%           6.25%           6.75%
            Rate of increase in compensation levels ......          3.50%           3.75%           4.25%
            Expected long-term rate of return on assets ..          9.00%           9.00%           9.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


     The following sets forth the changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the defined benefit plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

                                                                  2002                    2001
                                                           -------------------     --------------------
                                                           UNITED      UNITED      United       United
                                                           STATES      KINGDOM     States       Kingdom
                                                           PLANS        PLAN        Plans        Plan
                                                           ------      -------     ------       -------
CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at beginning of year .........     $ 57.0      $ 57.6       $54.7       $49.7
     Service cost ....................................        0.1         1.8         0.1         2.0
     Interest cost ...................................        4.2         3.7         4.2         3.2
     Actuarial (gain) loss ...........................        7.7         3.9         1.9         5.5
     Benefits paid ...................................       (4.9)       (2.8)       (3.9)       (1.4)
     Foreign currency exchange rate changes ..........         --         6.7          --        (1.4)
                                                           ------      ------       -----       -----
          Benefit obligation at end of year ..........     $ 64.1      $ 70.9       $57.0       $57.6
                                                           ======      ======       =====       =====

CHANGE IN PLAN ASSETS
     Fair value of plan assets at beginning of year ..     $ 49.0      $ 49.9       $60.9       $65.2
     Actual return on plan assets ....................       (1.9)       (8.6)       (8.0)      (14.0)
     Employer contributions ..........................        1.2         1.8          --         1.5
     Employee contributions ..........................         --         0.5          --         0.5
     Benefits paid ...................................       (4.9)       (2.8)       (3.9)       (1.4)
     Foreign currency exchange rate changes ..........         --         4.7          --        (1.9)
                                                           ------      ------       -----       -----
          Fair value of plan assets at end of year ...     $ 43.4      $ 45.5       $49.0       $49.9
                                                           ======      ======       =====       =====

NET AMOUNT RECOGNIZED
     Obligation in excess of plan assets .............     $(20.7)     $(25.4)      $(8.0)      $(7.7)
     Unrecognized prior service cost .................         --         0.6         0.3         0.7
     Unrecognized actuarial loss .....................       25.2        40.1        11.0        19.1
     Unrecognized net transition asset ...............         --        (0.2)         --        (0.2)
     Contributions in fourth quarter .................         --         0.2          --         0.3
                                                           ------      ------       -----       -----
          Net amount recognized ......................     $  4.5      $ 15.3       $ 3.3       $12.2
                                                           ======      ======       =====       =====

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
     SHEETS CONSIST OF:
      Prepaid benefit cost ...........................     $  6.2      $   --       $ 5.1       $  --
      Accrued benefit liability ......................      (19.4)      (21.8)       (8.9)       (5.6)
      Intangible asset ...............................        0.2         0.6         0.3         0.7
      Accumulated other comprehensive income .........       10.8        21.1         4.2        10.6
      Deferred tax asset .............................        6.7        13.9         2.6         6.5
      Foreign currency exchange rate changes .........         --         1.5          --          --
                                                           ------      ------       -----       -----
           Net amount recognized .....................     $  4.5      $ 15.3       $ 3.3       $12.2
                                                           ======      ======       =====       =====

     During 2002, 2001 and 2000, other comprehensive loss in the Consolidated Statements of Operations and Comprehensive Income (Loss) includes $17.1 million, $13.4 million, and $1.4 million, respectively, net of tax, resulting from changes in the minimum pension liability adjustments, which were determined in accordance with SFAS No. 87, "Employers' Accounting for Pensions." The minimum pension liability adjustment, which is a component of accumulated other comprehensive loss in the stockholder's equity section of the Consolidated Balance Sheet, represents the net loss not yet recognized as net periodic pension cost determined by an actuarial calculation of the funded status of the pension plan at the end of each measurement period.

     The increase in the 2002 accrued benefit liability as compared with the 2001 accrued benefit liability is due to both a decrease in discount rates, which increased the benefit obligation in 2002, and a decrease in the fair value of the plan's assets in 2002.

     POST-RETIREMENT HEALTH CARE AND LIFE INSURANCE: The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. The Company funds these benefits on a "pay as you go" basis, with the retirees paying a portion of the costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


     The assumed health care cost trend rate for measuring the post-retirement benefit cost was 9.0% in 2002 and 10.0% in 2001, gradually reducing to 5.0% through years 2010 and after. If the assumed health care cost trend rate was increased or decreased by one percentage point, the effect would be to increase or decrease the Accumulated Post-retirement Benefit Obligation by approximately $0.1 million.

     Set forth below is a detail of the net periodic (income) expense and the assumptions used in accounting for the post-retirement health care and life insurance plans for the year ended December 31:

                                                2002            2001            2000
                                             --------        --------        --------
Service cost ..........................      $    0.1        $    0.1        $    0.1
Interest cost .........................           0.7             0.8             0.6
Recognized actuarial (gain) loss ......          (0.9)           (0.1)            1.5
Termination benefits ..................          (0.1)             --              --
Curtailment loss ......................            --              --             2.5
                                             --------        --------        --------
     Net periodic (income) expense ....      $   (0.2)       $    0.8        $    4.7
                                             ========        ========        ========

Assumptions:
     Weighted average discount rates ..          6.75%           7.50%           8.00%

     The following sets forth the changes in benefit obligations and reconciles the funded status of the post-retirement health care and life insurance plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

                                                                                            2002          2001
                                                                                          -------       -------
CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at beginning of year .......................................      $  10.5       $  11.2
     Service cost ..................................................................          0.1           0.1
     Interest cost .................................................................          0.7           0.8
     Actuarial (gain) loss .........................................................         (0.9)         (0.1)
     Termination benefits ..........................................................          0.2            --
     Curtailment loss ..............................................................         (0.3)           --
     Benefits paid .................................................................         (1.8)         (1.5)
                                                                                          -------       -------
           Benefit obligation recognized in the Consolidated Balance Sheet at end
              of year ..............................................................      $   8.5       $  10.5
                                                                                          =======       =======


     DEFINED CONTRIBUTION PLANS: The Company has defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the U.S. NMHG matches employee contributions based on plan provisions. In addition, NMHG has defined contribution retirement plans whereby the contribution to participants is determined annually based on a formula which includes the effect of actual compared to targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $5.8 million, $12.7 million and $14.2 million in 2002, 2001 and 2000, respectively. The decrease in 2002 was primarily the result of suspending 401(k) employer-match contributions for a portion of 2002.


     NOTE 15--BUSINESS SEGMENTS

     Financial information for each of NMHG's reportable segments, as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is presented in the following table. See Note 1 for a discussion of the Company's operating segments and product lines.

     The accounting policies of the segments are the same as those described in
     Note 2. NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues, which are based on current market prices on similar third-party transactions, are indicated in the following table on the line "NMHG Eliminations" in the revenues section.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


                                                                         2002           2001           2000
                                                                       --------       --------       --------
     REVENUES FROM EXTERNAL CUSTOMERS
          NMHG Wholesale ........................................      $1,416.2       $1,463.3       $1,750.0
          NMHG Retail ...........................................         241.0          298.8          280.3
          NMHG Eliminations .....................................         (68.8)         (89.7)         (98.2)
                                                                       --------       --------       --------
                                                                       $1,588.4       $1,672.4       $1,932.1
                                                                       ========       ========       ========
     GROSS PROFIT
          NMHG Wholesale ........................................      $  241.7       $  189.9       $  292.9
          NMHG Retail ...........................................          49.9           54.8           54.1
          NMHG Eliminations .....................................           2.1            4.9            0.5
                                                                       --------       --------       --------
                                                                       $  293.7       $  249.6       $  347.5
                                                                       ========       ========       ========
     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
          NMHG Wholesale ........................................      $  182.8       $  179.9       $  188.9
          NMHG Retail ...........................................          55.8           84.7           69.8
          NMHG Eliminations .....................................          (1.8)          (2.2)          (0.9)
                                                                       --------       --------       --------
                                                                       $  236.8       $  262.4       $  257.8
                                                                       ========       ========       ========
     AMORTIZATION OF GOODWILL
          NMHG Wholesale ........................................      $     --       $   11.4       $   11.6
          NMHG Retail ...........................................            --            1.5            1.0
                                                                       --------       --------       --------
                                                                       $     --       $   12.9       $   12.6
                                                                       ========       ========       ========
     OPERATING PROFIT (LOSS)
          NMHG Wholesale ........................................      $   46.6       $   (5.5)      $   78.5
          NMHG Retail ...........................................          (7.1)         (46.5)         (16.7)
          NMHG Eliminations .....................................           3.9            7.1            1.4
                                                                       --------       --------       --------
                                                                       $   43.4       $  (44.9)      $   63.2
                                                                       ========       ========       ========
     OPERATING PROFIT (LOSS) EXCLUDING GOODWILL AMORTIZATION
          NMHG Wholesale ........................................      $   46.6       $    5.9       $   90.1
          NMHG Retail ...........................................          (7.1)         (45.0)         (15.7)
          NMHG Eliminations .....................................           3.9            7.1            1.4
                                                                       --------       --------       --------
                                                                       $   43.4       $  (32.0)      $   75.8
                                                                       ========       ========       ========
     INTEREST EXPENSE
          NMHG Wholesale ........................................      $  (25.9)      $  (12.9)      $  (13.4)
          NMHG Retail ...........................................          (3.1)          (5.0)          (4.6)
          NMHG Eliminations .....................................          (4.9)          (5.2)          (3.2)
                                                                       --------       --------       --------
                                                                       $  (33.9)      $  (23.1)      $  (21.2)
                                                                       ========       ========       ========
     INTEREST INCOME
          NMHG Wholesale ........................................      $    3.3       $    3.4       $    2.2
          NMHG Retail ...........................................           0.1            0.2            0.1
          NMHG Eliminations .....................................            --             --             --
                                                                       --------       --------       --------
                                                                       $    3.4       $    3.6       $    2.3
                                                                       ========       ========       ========
     OTHER-NET, INCOME (EXPENSE) - (EXCLUDING INTEREST INCOME)
          NMHG Wholesale ........................................      $   (4.5)      $    0.8       $   (6.8)
          NMHG Retail ...........................................           1.4            0.2            0.2
          NMHG Eliminations .....................................            --             --           (0.1)
                                                                       --------       --------       --------
                                                                       $   (3.1)      $    1.0       $   (6.7)
                                                                       ========       ========       ========
     INCOME TAX PROVISION (BENEFIT)
          NMHG Wholesale ........................................      $   (0.8)      $   (0.6)      $   24.6
          NMHG Retail ...........................................          (0.2)         (14.6)          (6.7)
          NMHG Eliminations .....................................          (0.3)           0.7           (0.5)
                                                                       --------       --------       --------
                                                                       $   (1.3)      $  (14.5)      $   17.4
                                                                       ========       ========       ========
     NET INCOME (LOSS)
          NMHG Wholesale ........................................      $   21.5       $  (14.1)      $   37.0
          NMHG Retail ...........................................          (8.5)         (36.5)         (14.3)
          NMHG Eliminations .....................................          (0.7)           1.2           (1.4)
                                                                       --------       --------       --------
                                                                       $   12.3       $  (49.4)      $   21.3
                                                                       ========       ========       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


                                                           2002           2001           2000
                                                         --------       --------       --------
TOTAL ASSETS
     NMHG Wholesale ...............................      $1,070.7       $1,164.9       $1,167.2
     NMHG Retail ..................................         187.7          215.6          232.8
     NMHG Eliminations ............................         (54.9)        (175.4)        (158.3)
                                                         --------       --------       --------
                                                         $1,203.5       $1,205.1       $1,241.7
                                                         ========       ========       ========
DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE
     NMHG Wholesale ...............................      $   29.4       $   47.0       $   40.6
     NMHG Retail ..................................          11.1           13.4           14.0
                                                         --------       --------       --------
                                                         $   40.5       $   60.4       $   54.6
                                                         ========       ========       ========
CAPITAL EXPENDITURES
     NMHG Wholesale ...............................      $   12.1       $   46.6       $   43.3
     NMHG Retail ..................................           4.0            6.9            8.5
                                                         --------       --------       --------
                                                         $   16.1       $   53.5       $   51.8
                                                         ========       ========       ========

     DATA BY GEOGRAPHIC AREA

     No single country outside of the United States comprised 10% or more of the Company's revenues from unaffiliated customers. The Other category below includes Canada, Mexico, South America and Asia-Pacific. In addition, no single customer comprised 10% or more of the Company's revenues from unaffiliated customers.

                                              Europe,
                                 United     Africa and
                                 States     Middle East      Other      Consolidated
                                --------    -----------     --------    ------------
            2002
-------------------------------
REVENUES FROM UNAFFILIATED
  CUSTOMERS, BASED ON THE
  CUSTOMERS' LOCATION           $  867.2      $  452.0      $  269.2      $1,588.4
                                ========      ========      ========      ========

LONG-LIVED ASSETS               $  438.4      $  116.1      $   65.8      $  620.3
                                ========      ========      ========      ========

            2001
-------------------------------
Revenues from unaffiliated
  customers, based on the
  customers' location           $  934.5      $  470.7      $  267.2      $1,672.4
                                ========      ========      ========      ========

Long-lived assets               $  367.9      $  184.8      $   90.1      $  642.8
                                ========      ========      ========      ========

            2000
-------------------------------
Revenues from unaffiliated
  customers, based on the
  customers' location           $1,413.1      $  372.4      $  146.6      $1,932.1
                                ========      ========      ========      ========

Long-lived assets               $  381.8      $  199.1      $   89.1      $  670.0
                                ========      ========      ========      ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


     NOTE 16--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     A summary of the unaudited quarterly results of operations for the year ended December 31 is as follows:

                                                                   2002
                                               ----------------------------------------------
                                                First      Second        Third        Fourth
                                               Quarter     Quarter      Quarter       Quarter
                                               -------     -------      -------       -------
REVENUES
   NMHG Wholesale............................   $327.7      $347.2       $342.3       $399.0
   NMHG Retail (including eliminations)......     44.1        41.5         43.3         43.3
                                                ------      ------       ------       ------
                                                 371.8       388.7        385.6        442.3
                                                ------      ------       ------       ------

GROSS PROFIT.................................     61.7        68.5         70.8         92.7
                                                ------      ------       ------       ------

OPERATING PROFIT (LOSS)......................
   NMHG Wholesale............................      6.4        13.2         12.9         14.1
   NMHG Retail (including eliminations)......      0.2        (2.8)         0.2         (0.8)
                                                ------      ------       ------       ------
                                                   6.6        10.4         13.1         13.3
                                                ------      ------       ------       ------

NET INCOME (LOSS)............................   $  4.3      $ (1.2)      $ (0.8)      $ 10.0
                                                ======      ======       ======       ======

                                                                      2001
                                                 -----------------------------------------------
                                                  First        Second       Third        Fourth
                                                 Quarter       Quarter     Quarter       Quarter
                                                 -------       -------     -------       -------
REVENUES
   NMHG Wholesale ..........................      $442.9       $392.0       $314.4       $314.0
   NMHG Retail (including eliminations) ....        52.7         52.7         45.7         58.0
                                                  ------       ------       ------       ------
                                                   495.6        444.7        360.1        372.0
                                                  ------       ------       ------       ------

GROSS PROFIT ...............................        88.8         72.0         40.9         47.9
                                                  ------       ------       ------       ------

OPERATING PROFIT (LOSS) ....................
   NMHG Wholesale ..........................        24.1          6.1        (20.8)       (14.9)
   NMHG Retail (including eliminations) ....        (3.4)        (2.8)       (15.9)       (17.3)
                                                  ------       ------       ------       ------
                                                    20.7          3.3        (36.7)       (32.2)
                                                  ------       ------       ------       ------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGES .....................         9.6          1.2        (32.6)       (26.3)
Cumulative Effect of Accounting Changes ....        (1.3)          --           --           --
                                                  ------       ------       ------       ------
NET INCOME (LOSS) ..........................      $  8.3       $  1.2       $(32.6)      $(26.3)
                                                  ======       ======       ======       ======

     The results of NMHG Wholesale in the fourth quarter of 2002 include income of $4.2 million related to the settlement of a transfer pricing audit. Also, operating results in the fourth quarter of 2001 include a loss on the sale of dealers of $10.4 million recognized by NMHG Retail.


     NOTE 17--EQUITY INVESTMENTS AND RELATED PARTY TRANSACTIONS

     EQUITY INVESTMENTS: NMHG has a 20% ownership interest in NMHG Financial Services, Inc. ("NFS"), a joint venture with GE Capital Corporation, formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and national account customers in the United States. NMHG's ownership in NFS is accounted for using the equity method of accounting.

     Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or another unrelated third-party. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS' total purchases of Hyster and Yale lift trucks from dealers, customers and directly from NMHG, such that NFS could provide lease financing to dealers and customers, for the years ended December 31, 2002, 2001 and 2000 were $194.5 million, $251.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


     million and $190.8 million, respectively. Of this amount, $32.2 million, $40.5 million and $23.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, was invoiced directly from NMHG to NFS so that the dealer or customer could obtain operating lease financing from NFS. Amounts receivable from NFS at December 31, 2002 and 2001 were immaterial.

     On occasion, the credit quality of the customer or concentration issues within GE Capital Corporation necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At December 31, 2002, approximately $120.7 million of the Company's total guarantees, recourse or repurchase obligations related to transactions with NFS. NMHG has reserved for losses under the terms of the guarantees or standby recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses in respect to these obligations. In 2002, four customers for which NMHG provided a guarantee or had standby recourse or repurchase obligations defaulted under their obligations to NFS. NMHG exercised its rights in the lift truck purchased for each of these customer defaults. In each of the years 2002, 2001 and 2000, the net losses resulting from customer defaults did not have a material impact on NMHG's results of operations or financial position.

     In addition to providing financing to NMHG's dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $10.0 million and $15.3 million at December 31, 2002 and 2001, respectively.

     In addition, NMHG is reimbursed for certain services, primarily administrative functions, provided to NFS. The amount of NMHG's expenses reimbursable by NFS were $1.7 million, $1.8 million and $1.5 million in 2002, 2001 and 2000, respectively.

     NMHG has a 50% ownership interest in SN, a limited liability company which was formed primarily for the manufacture and distribution of Sumitomo-Yale branded lift trucks in Japan and the export of Hyster and Yale branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms. In 2002, 2001 and 2000, purchases from SN were $65.7 million, $63.7 million and $90.5 million, respectively. Amounts payable to SN at December 31, 2002 and 2001 were $17.5 million and $16.1 million, respectively.

     Summarized financial information for these equity investments is as follows:

                                         2002         2001         2000
                                       -------      -------      -------
STATEMENT OF OPERATIONS
Revenues                               $ 211.9      $ 216.1      $ 226.1
Gross Profit                              70.5         66.2         62.7
Income from Continuing Operations         11.2         11.4         11.8
Net Income                                11.2         11.4          3.5

BALANCE SHEET
Current Assets                         $  91.6      $  64.4
Non-current Assets                       663.2        611.5
Current Liabilities                      107.5         76.3
Non-current Liabilities                  588.5        552.1


     RELATED PARTY TRANSACTIONS: NACCO charges fees to its operating subsidiaries for services provided by the corporate headquarters. NACCO charged fees of $7.0 million, $7.7 million and $7.4 million in 2002, 2001 and 2000, respectively, which are included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

     Legal services rendered by Jones Day approximated $2.7 million, $0.8 million and $0.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. A director of the Company is also a partner at this firm. The increase in 2002 legal services rendered over 2001 is primarily due to services provided by the firm related to the Company's refinancing of its debt during 2002. See further discussion of the refinancing in Note 9.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


     NOTE 18--CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION


     The following tables set forth the condensed consolidating statements of operations and cash flows for each of the three years in the period ended December 31, 2002 and the condensed consolidating balance sheets as of December 31, 2002 and December 31, 2001. The following information is included as a result of the guarantee of the Parent Company's Senior Notes by each of its wholly owned U.S. subsidiaries ("Guarantor Companies"). None of the Company's other subsidiaries has guaranteed any of these notes. Each of the guarantees is joint and several and full and unconditional. "NMHG Holding Co." includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002
(In millions)

                                                       NMHG         Guarantor    Non-Guarantor  Consolidating       NMHG
                                                    Holding Co.     Companies      Companies     Eliminations   Consolidated
                                                    -----------     ---------    -------------  -------------   ------------
Revenues ......................................      $     --       $1,004.7       $  783.7       $ (200.0)      $1,588.4

Cost of sales .................................            --          841.2          653.5         (200.0)       1,294.7
Restructuring .................................            --            8.2            4.1             --           12.3
Loss on sale of dealers .......................            --             --            1.2             --            1.2
All other operating expenses ..................            --          130.2          106.6             --          236.8
                                                     --------       --------       --------       --------       --------

Operating profit ..............................            --           25.1           18.3             --           43.4
     Interest expenses ........................          (3.5)         (24.1)          (6.3)            --          (33.9)
     Other income (expense) ...................          (0.1)           6.8           (6.9)            --           (0.2)
                                                     --------       --------       --------       --------       --------

Income (loss) before income taxes, minority
     interest and equity in unconsolidated
     affiliates ...............................          (3.6)           7.8            5.1             --            9.3
     Income tax expense (benefit) .............          (1.4)          (5.2)           5.3             --           (1.3)
     Minority interest income .................            --             --            1.2             --            1.2
     Equity in unconsolidated
          affiliates ..........................          14.5            1.5           (1.5)         (14.0)           0.5
                                                     --------       --------       --------       --------       --------

Net income (loss) .............................      $   12.3       $   14.5       $   (0.5)      $  (14.0)      $   12.3
                                                     ========       ========       ========       ========       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED
DECEMBER 31, 2001
(In millions)

                                                        NMHG         Guarantor    Non-Guarantor  Consolidating      NMHG
                                                     Holding Co.     Companies      Companies    Eliminations   Consolidated
                                                     -----------     ---------    -------------  -------------  ------------

Revenues .......................................      $     --       $1,100.2       $  835.4       $ (263.2)      $1,672.4

Cost of sales ..................................            --          968.3          722.6         (268.1)       1,422.8
Restructuring ..................................            --           (0.4)           9.2             --            8.8
Loss on sale of dealers ........................            --            0.6           11.4           (1.6)          10.4
All other operating expenses ...................            --          144.0          131.9           (0.6)         275.3
                                                      --------       --------       --------       --------       --------

Operating profit (loss) ........................            --          (12.3)         (39.7)           7.1          (44.9)
     Interest expenses .........................          (0.9)         (13.2)          (3.8)          (5.2)         (23.1)
     Other income (expense) ....................            --            1.3            0.7             --            2.0
                                                      --------       --------       --------       --------       --------

Income (loss) before income taxes, minority
     interest, equity in unconsolidated
     affiliates and
     cumulative effect of accounting changes ...          (0.9)         (24.2)         (42.8)           1.9          (66.0)
     Income tax expense (benefit) ..............          (2.6)          (3.6)          (9.0)           0.7          (14.5)
     Minority interest income ..................            --             --            0.8             --            0.8
     Equity in unconsolidated
          affiliates ...........................         (51.1)         (30.8)            --           84.5            2.6
                                                      --------       --------       --------       --------       --------

Income (loss) before cumulative
     effect of accounting changes ..............         (49.4)         (51.4)         (33.0)          85.7          (48.1)

Cumulative effect of accounting changes ........            --           (0.9)          (0.4)            --           (1.3)
                                                      --------       --------       --------       --------       --------

Net income (loss) ..............................      $  (49.4)      $  (52.3)      $  (33.4)      $   85.7       $  (49.4)
                                                      ========       ========       ========       ========       ========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000
(In millions)

                                                       NMHG         Guarantor    Non-Guarantor  Consolidating      NMHG
                                                     Holding Co.    Companies      Companies     Eliminations  Consolidated
                                                     -----------    ---------    -------------  -------------  ------------

Revenues ......................................      $     --       $1,374.2       $  859.0       $ (301.1)      $1,932.1

Cost of sales .................................            --        1,162.7          723.5         (301.6)       1,584.6
Restructuring .................................            --           13.0            0.9             --           13.9
All other operating expenses ..................            --          133.2          138.1           (0.9)         270.4
                                                     --------       --------       --------       --------       --------

Operating profit (loss) .......................            --           65.3           (3.5)           1.4           63.2
     Interest expenses ........................          (1.1)         (12.9)          (4.0)          (3.2)         (21.2)
     Other income (expense) ...................            --           (2.9)          (1.3)            --           (4.2)
                                                     --------       --------       --------       --------       --------

Income (loss) before income taxes, minority
     interest and equity in unconsolidated
     affiliates ...............................          (1.1)          49.5           (8.8)          (1.8)          37.8
     Income tax expense (benefit) .............          (0.5)          17.2            1.2           (0.5)          17.4
     Minority interest income .................            --             --            1.1             --            1.1
     Equity in unconsolidated
          affiliates ..........................          21.9           (9.1)           0.1          (13.1)          (0.2)
                                                     --------       --------       --------       --------       --------

Net income (loss) .............................      $   21.3       $   23.2       $   (8.8)      $  (14.4)      $   21.3
                                                     ========       ========       ========       ========       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


CONDENSED CONSOLIDATING BALANCE SHEET AT DECEMBER 31, 2002
(In millions)



                                               NMHG        Guarantor   Non-Guarantor  Consolidating      NMHG
                                            Holding Co.    Companies     Companies     Eliminations  Consolidated
                                            -----------    ----------  -------------  -------------  ------------

Cash and cash equivalents ................   $     --      $    5.3      $   49.6      $     --       $   54.9
Accounts and notes receivable, net .......      259.7         120.3         161.7        (348.6)         193.1
Inventories ..............................         --         121.5         100.5            --          222.0
Other current assets .....................        3.7          55.2           9.3          (0.3)          67.9
                                             --------      --------      --------      --------       --------
     Total current assets ................      263.4         302.3         321.1        (348.9)         537.9

Property, plant and equipment, net .......         --         133.3         108.8            --          242.1
Goodwill .................................         --         307.3          36.4            --          343.7
Other non-current assets .................      374.8         238.4          27.1        (560.5)          79.8
                                             --------      --------      --------      --------       --------
     Total assets ........................   $  638.2      $  981.3      $  493.4      $ (909.4)      $1,203.5
                                             ========      ========      ========      ========       ========

Accounts and intercompany notes payable ..   $     --      $  375.2      $  152.5      $ (340.8)      $  186.9
Other current liabilities ................        3.6         114.4          75.1         (12.5)         180.6
Revolving credit agreements ..............        5.2            --          26.1            --           31.3
                                             --------      --------      --------      --------       --------
     Total current liabilities ...........        8.8         489.6         253.7        (353.3)         398.8

Long-term debt ...........................      247.1          11.5          14.9            --          273.5
Other long-term liabilities ..............         --         118.7          44.2         (14.0)         148.9

Stockholder's equity .....................      382.3         361.5         180.6        (542.1)         382.3
                                             --------      --------      --------      --------       --------
Total liabilities and stockholder's
   equity ................................   $  638.2      $  981.3      $  493.4      $ (909.4)      $1,203.5
                                             ========      ========      ========      ========       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


CONDENSED CONSOLIDATING BALANCE SHEET AT DECEMBER 31, 2001
(In millions)



                                              NMHG        Guarantor   Non-Guarantor  Consolidating      NMHG
                                            Holding Co.   Companies     Companies     Eliminations  Consolidated
                                            -----------   ----------   ------------- -------------  ------------

Cash and cash equivalents .............      $     --      $   21.9      $   37.7      $     --       $   59.6
Accounts and notes receivable, net ....            --         211.9         225.8        (272.1)         165.6
Inventories ...........................            --         136.9          97.8          (0.2)         234.5
Other current assets ..................           2.6          55.4          10.2            --           68.2
                                             --------      --------      --------      --------       --------
     Total current assets .............           2.6         426.1         371.5        (272.3)         527.9

Property, plant and equipment, net ....            --         163.0         118.0          (0.5)         280.5
Goodwill, net .........................            --         307.3          36.9            --          344.2
Other non-current assets ..............         476.7         213.6          22.3        (660.1)          52.5
                                             --------      --------      --------      --------       --------
      Total assets ....................      $  479.3      $1,110.0      $  548.7      $ (932.9)      $1,205.1
                                             ========      ========      ========      ========       ========

Accounts and intercompany notes
     payable ..........................      $   96.3      $  143.3      $  211.8      $ (274.7)      $  176.7
Other current liabilities .............           0.9         383.9         109.5          (1.0)         493.3
                                             --------      --------      --------      --------       --------
     Total current liabilities ........          97.2         527.2         321.3        (275.7)         670.0

Long-term debt ........................            --           3.2          24.5            --           27.7
Other long-term liabilities ...........           0.1         102.9          28.1          (5.7)         125.4

Stockholder's equity ..................         382.0         476.7         174.8        (651.5)         382.0
                                             --------      --------      --------      --------       --------
Total liabilities and stockholder's
   equity .............................      $  479.3      $1,110.0      $  548.7      $ (932.9)      $1,205.1
                                             ========      ========      ========      ========       ========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2002
(In millions)



                                                            NMHG      Guarantor  Non-Guarantor  Consolidating     NMHG
                                                         Holding Co.  Companies    Companies    Eliminations  Consolidated
                                                         -----------  ---------- ------------- -------------  ------------

NET CASH PROVIDED BY (USED FOR)
     OPERATING ACTIVITIES ...........................      $ (3.6)      $ 67.5       $  1.3       $ (0.3)      $ 64.9

INVESTING ACTIVITIES
     Expenditures for property, plant
           and equipment ............................          --         (8.6)        (7.5)          --        (16.1)
     Proceeds from the sale of property, plant and
         equipment ..................................          --          0.6          5.6           --          6.2
     Other-net ......................................       132.7          1.5          1.1       (132.7)         2.6
                                                           ------       ------       ------       ------       ------
     NET CASH PROVIDED BY
          (USED FOR) INVESTING
          ACTIVITIES ................................       132.7         (6.5)        (0.8)      (132.7)        (7.3)

FINANCING ACTIVITIES
     Additions to long-term debt and
          revolving credit agreements ...............       252.1         18.3         13.4           --        283.8
     Reductions of long-term debt
          and revolving
          credit agreements .........................          --       (279.2)       (32.5)          --       (311.7)
     Notes receivable/payable, parent ...............      (350.5)       316.0         26.2          0.3         (8.0)
     Other-net ......................................       (30.7)      (132.7)          --        132.7        (30.7)
                                                           ------       ------       ------       ------       ------
     NET CASH PROVIDED BY (USED
          FOR) FINANCING ACTIVITIES .................      (129.1)       (77.6)         7.1        133.0        (66.6)

Effect of exchange rate changes on cash .............          --           --          4.3           --          4.3
                                                           ------       ------       ------       ------       ------

CASH AND CASH EQUIVALENTS
     Increase for the year ..........................          --        (16.6)        11.9           --         (4.7)
     Balance at the beginning of the
          year ......................................          --         21.9         37.7           --         59.6
                                                           ------       ------       ------       ------       ------
     BALANCE AT THE END OF THE YEAR .................      $   --       $  5.3       $ 49.6       $   --       $ 54.9
                                                           ======       ======       ======       ======       ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2001
(In millions)



                                                     NMHG        Guarantor  Non-Guarantor  Consolidating     NMHG
                                                  Holding Co.    Companies   Companies      Eliminations   Consolidated
                                                  -----------    ----------  -------------  -------------  ------------

NET CASH PROVIDED BY (USED FOR) OPERATING
      ACTIVITIES ...........................        $ 2.2         $18.7         $48.8         $(38.7)       $31.0

INVESTING ACTIVITIES
     Expenditures for property,
          plant and equipment ..............           --         (31.6)        (24.3)          2.4         (53.5)
     Proceeds from the sale of
          property, plant and
          equipment ........................           --           6.0           7.0            --          13.0
     Other-net .............................           --           2.8          (9.5)           --          (6.7)
                                                    -----         -----         -----         -----         -----
     NET CASH PROVIDED BY (USED
          FOR) INVESTING ACTIVITIES ........           --         (22.8)        (26.8)          2.4         (47.2)

FINANCING ACTIVITIES
     Additions to long-term debt and
          revolving credit agreements ......           --          68.9            --            --          68.9
     Reductions of long-term debt
          and revolving
          credit agreements ................           --          (3.9)        (18.1)           --         (22.0)
     Notes receivable/payable, parent ......         80.5         (37.4)        (32.1)           --          11.0
     Other-net .............................        (82.7)         (4.4)         45.2          36.3          (5.6)
                                                    -----         -----         -----         -----         -----
     NET CASH PROVIDED BY (USED
          FOR) FINANCING ACTIVITIES ........         (2.2)         23.2          (5.0)         36.3          52.3

Effect of exchange rate changes on cash ....           --            --          (0.9)           --          (0.9)
                                                    -----         -----         -----         -----         -----

CASH AND CASH EQUIVALENTS
     Increase for the year .................           --          19.1          16.1            --          35.2
     Balance at the beginning of the
          year .............................           --           2.8          21.6            --          24.4
                                                    -----         -----         -----         -----         -----
     BALANCE AT THE END OF THE YEAR ........        $  --         $21.9         $37.7         $  --         $59.6
                                                    =====         =====         =====         =====         =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2000
(In millions)


                                                              NMHG        Guarantor    Non-Guarantor  Consolidating    NMHG
                                                           Holding Co.    Companies     Companies      Eliminations  Consolidated
                                                           -----------    ----------   -------------  ------------- ------------

NET CASH PROVIDED BY (USED FOR) OPERATING
      ACTIVITIES .....................................        $ 0.2         $31.9         $(26.2)       $56.7         $62.6

INVESTING ACTIVITIES
     Expenditures for property, plant and equipment ..           --         (31.0)        (21.6)          0.8         (51.8)
     Proceeds from the sale of property, plant and
         equipment ...................................           --           3.1           7.1          (0.1)         10.1
     Other-net .......................................           --            --         (18.3)          0.3         (18.0)
                                                              -----         -----         -----         -----         -----
      NET CASH PROVIDED BY (USED FOR) INVESTING
          ACTIVITIES .................................           --         (27.9)        (32.8)          1.0         (59.7)

FINANCING ACTIVITIES
     Additions to long-term debt and
          revolving credit agreements ................           --          32.4           6.2            --          38.6
     Reductions of long-term debt
          and revolving
          credit agreements ..........................           --         (43.2)         (2.9)           --         (46.1)
     Notes receivable/payable, parent ................         (0.2)         (5.8)         13.0            --           7.0
     Other-net .......................................           --          12.9          35.2         (57.7)         (9.6)
                                                              -----         -----         -----         -----         -----
     NET CASH PROVIDED BY (USED
            FOR) FINANCING ACTIVITIES ................         (0.2)         (3.7)         51.5         (57.7)        (10.1)

Effect of exchange rate changes on cash ..............           --            --           0.5            --           0.5
                                                              -----         -----         -----         -----         -----

CASH AND CASH EQUIVALENTS
     Increase for the year ...........................           --           0.3          (7.0)           --          (6.7)
     Balance at the beginning of the
          year .......................................           --           2.5          28.6            --          31.1
                                                              -----         -----         -----         -----         -----
     BALANCE AT THE END OF THE YEAR ..................        $  --         $ 2.8         $21.6         $  --         $24.4
                                                              =====         =====         =====         =====         =====

                      NMHG HOLDING CO. REPORT OF MANAGEMENT


To the Stockholder of NMHG Holding Co.

     The management of NMHG Holding Co. is responsible for the preparation, content and integrity of the financial statements and related information contained within this report. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include amounts that are based on informed judgments and estimates.

     The Company's code of conduct, communicated throughout the organization, requires adherence to high ethical standards in the conduct of the Company's business.

     NMHG Holding Co. and each of its subsidiaries maintain a system of internal controls designed to provide reasonable assurance as to the protection of assets and the integrity of the financial statements. These systems are augmented by the selection of qualified financial management personnel. In addition, an internal audit function periodically assesses the internal controls.

     Ernst & Young LLP, independent auditors, audited NMHG Holding Co. and its subsidiaries' financial statements for the year ended December 31, 2002. Arthur Andersen, LLP, independent certified public accountants, audited NMHG Holding Co. and its subsidiaries' financial statements for the years ended December 31, 2001 and 2000. Those audits were conducted in accordance with auditing standards generally accepted in the United States and provide an objective and independent assessment that helps ensure fair presentation of the Company's operating results and financial position. The independent auditors have access to all financial records and related data of the Company, as well as to the minutes of stockholder's and directors' meetings.

     The Audit Review Committee of the Board of Directors, composed of independent directors, meets regularly with the independent auditors and internal auditors to review the scope of their audit reports and to discuss any action to be taken. The independent auditors and the internal auditors have free and direct access to the Audit Review Committee. The Audit Review Committee also reviews the financial reporting process and accounting policies of NMHG Holding Co. and each of its subsidiaries.




          /s/ Reginald R. Eklund             /s/ Michael K. Smith
        --------------------------         -----------------------------
        Reginald R. Eklund                 Michael K. Smith
        President and                      Vice President, Finance and
        Chief Executive Officer            Information Services and
                                           Chief Financial Officer

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                        NMHG HOLDING CO. AND SUBSIDIARIES
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

----------------------------------------------------------------------------------------------------------------------------------
                 COL A.                            COL B.                 COL C.                       COL D.           COL E.
----------------------------------------------------------------------------------------------------------------------------------
                                                                        Additions
                                                                -----------------------------                            (C)
                                                 Balance at     Charged to      Charged to                            Balance at
                                                Beginning of    Costs and      Other Accounts        Deductions         End of
             Description                          Period        Expenses        --Describe           --Describe         Period
----------------------------------------------------------------------------------------------------------------------------------
                                                            (In millions)
                2002
RESERVES DEDUCTED FROM ASSET
ACCOUNTS:
     ALLOWANCE FOR DOUBTFUL ACCOUNTS ....        $   8.0        $   3.2         $  (0.3)(B)         $   2.2 (A)        $   8.7

     RESERVE FOR LOSSES ON INVENTORY ....           22.5            3.3             0.2 (B)             9.6 (A)           16.4

     VALUATION ALLOWANCE AGAINST
          DEFERRED TAX ASSETS ...........           10.1           (0.2)             --                 --                 9.9

                2001
Reserves deducted from asset accounts:
     Allowance for doubtful accounts ....        $   7.7        $  (0.4)        $   0.1 (B)         $  (0.6)(A)        $   8.0

     Reserve for losses on inventory ....           17.3            9.4              --                 4.2(A)            22.5

     Valuation allowance against
          deferred tax assets ...........            4.6            5.5              --                 --                10.1

                2000
Reserves deducted from asset accounts:
     Allowance for doubtful accounts ....        $   6.4        $   1.6         $   0.2 (B)         $   0.5 (A)        $   7.7

     Reserve for losses on inventory ....           18.5            2.4             0.8 (B)             4.4 (A)           17.3

     Valuation allowance against
          deferred tax assets ...........            7.9           (3.1)           (0.2)(B)              --                4.6

(A) Write-offs, net of recoveries.

(B) Subsidiary's foreign currency translation adjustments and other.

(C) Balances which are not required to be presented and those which are immaterial have been omitted.

                                  EXHIBIT INDEX

3.1 (i) Certificate of Incorporation of NMHG Holding Co. is incorporated by reference to Exhibit 3.1(i) to the Company's Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

3.1 (ii) By-laws of NMHG Holding Co. of NMHG Holding Co. is incorporated by reference to Exhibit 3.1(ii) to the Company's Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

4.1         Form of Common Stock Certificate is incorporated by reference to
            Exhibit 4.1 to the Company's Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

4.2 Indenture, dated as of May 9, 2002, by and among NMHG Holding Co., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (including the form of 10% senior note due
            2009) is incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

4.3 Registration Rights Agreement, dated as of May 9, 2002, by and among NMHG Holding Co., the Guarantors named therein and Credit Suisse First Boston Corporation, Salomon Smith Barney Inc., U.S. Bancorp Piper Jaffray Inc., McDonald Investments Inc., NatCity Investments, Inc. and Wells Fargo Brokerage Services, LLC is incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.1 Credit Agreement, dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NMHG Distribution Co., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.2 Operating Agreement, dated July 31, 1979, among Eaton Corporation and Sumitomo Heavy Industries, Ltd. is incorporated by reference to
            Exhibit 10.2 to the Company's Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.3 Equity joint venture contract, dated November 27, 1997, between Shanghai Perfect Jinqiao United Development Company Ltd., People's Republic of China, NACCO Materials Handling Group, Inc., USA, and Sumitomo-Yale Company Ltd., Japan is incorporated by reference to
            Exhibit 10.3 to the Company's Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.4 Recourse and Indemnity Agreement, dated October 21, 1998, between General Electric Capital Corp., NMHG Financial Services, Inc. and NACCO Materials Handling Group, Inc. is incorporated by reference to
            Exhibit 10.4 to the Company's Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.5 Restated and Amended Joint Venture and Shareholders Agreement, dated April 15, 1998, between General Electric Capital Corp. and NACCO Materials Handling Group, Inc. is incorporated by reference to
            Exhibit 10.5 to the Company's Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.6 Amendment No. 1 to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc., dated as of October 21, 1998 is incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.7 International Operating Agreement, dated April 15, 1998, between NACCO Materials Handling Group, Inc. and General Electric Capital Corp. (the "International Operating Agreement") is incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.8 Amendment No. 1 to the International Operating Agreement, dated as of October 21, 1998 is incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.9 Amendment No. 2 to the International Operating Agreement, dated as of December 1, 1999 is incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.10 Amendment No. 3 to the International Operating Agreement, dated as of May 1, 2000 is incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.11 Letter agreement, dated November 22, 2000, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.12 A$ Facility Agreement, dated November 22, 2000, between GE Capital Australia and National Fleet Network Pty Limited is incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.13 Loan Agreement, dated as of June 28, 1996, between NACCO Materials Handling Group, Inc. and NACCO Industries, Inc. is incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.14 Business Sale Agreement, dated November 10, 2000, between Brambles Australia Limited, ACN 094 802 141 Pty Limited and NACCO Materials Handling Group, Inc. is incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.15* NACCO Materials Handling Group, Inc. 2002 Annual Incentive Compensation Plan, effective as of January 1, 2002, is incorporated herein by reference to Exhibit 10(lxiii) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.16* NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lxiv) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.17* NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is incorporated by reference to Exhibit 10(lxv) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.18* Amendment No. 1, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10 (lxvi) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.19* Amendment No. 1, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxvii) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.20* Amendment No. 1, dated as of February 19, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxviii) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.21* NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective as of September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxiii) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.22* Amendment No. 2, dated as of August 6, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to
            Exhibit 10(lxxix) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.23* Amendment No. 3, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to
            Exhibit 10(lxxx) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.24* Amendment No. 4, dated as of November 1, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxi) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.25* Amendment No. 5, dated as of December 21, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxii) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.26* Amendment No. 6, dated as of January 31, 2003 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated by reference to Exhibit 10(lxxxii) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.27* The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (Effective as of October 1, 2002) is incorporated by reference to Exhibit 10(lxxxiv) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.28* NACCO Materials Handling Group, Inc. 2003 Annual Incentive Compensation Plan, effective as of January 1, 2003, is incorporated by reference to Exhibit 10(lxiii) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.29* Amendment No. 2 to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated by reference to Exhibit 10(lxxi) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.30* Amendment No. 2 to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1,
            2000) is incorporated by reference to Exhibit 10(lxxiv) to NACCO Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

21 Subsidiaries of the registrant. Omitted pursuant to General Instruction I b of Form 10-K.

24          Powers of Attorney.

            (i) A copy of a power of attorney for Owsley Brown II is attached hereto as Exhibit 24(i).

            (ii) A copy of a power of attorney for Eiichi Fujita is attached hereto as Exhibit 24(iii).

            (iii) A copy of a power of attorney for Robert M. Gates is attached hereto as Exhibit 24(iv).

            (iv) A copy of a power of attorney for Leon J. Hendrix, Jr. is attached hereto as Exhibit 24(v).

            (v) A copy of a power of attorney for David H. Hoag is attached hereto as Exhibit 24(vi).

            (vi) A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24(vii).

            (vii) A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24(viii).

            (viii) A copy of a power of attorney for Alfred M. Rankin, Jr. is attached hereto as Exhibit 24(ix).

            (ix) A copy of a power of attorney for Claiborne R. Rankin is attached hereto as Exhibit 24(x).

            (x) A copy of a power of attorney for Ian M. Ross is attached hereto as Exhibit 24(xi).

            (xi) A copy of a power of attorney for Michael E. Shannon is attached hereto as Exhibit 24(xii).

            (xii) A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24(xiii).

            (xiii) A copy of a power of attorney for David F. Taplin is attached hereto as Exhibit 24(xiv).

            (xiv) A copy of a power of attorney for Frank F. Taplin is attached hereto as Exhibit 24(xv).

            (xv) A copy of a power of attorney for John F. Turben is attached hereto as Exhibit 24(xvi).

* Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of the Annual report on Form 10-K.