Form 10-Q
period 2003-03-31
NMHG HOLDING CO
filed 2003-05-15
CIK 1173514

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the transition period from to ________

                        Commission file number 333-89248
                                               ---------

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

                                                           YES   X     NO ______


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                           YES _____   NO    X


At April 30, 2003, 100 common shares were outstanding.

                                NMHG HOLDING CO.

                                TABLE OF CONTENTS

Part I.   FINANCIAL INFORMATION

          Item 1     Financial Statements

                     Unaudited Condensed Consolidated Balance Sheets - March 31, 2003 and December 31, 2002

                     Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2003 and 2002

                     Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002

                     Unaudited Condensed Consolidated Statements of Changes in Stockholder's Equity for the Three Months Ended March 31, 2003 and 2002

                     Notes to Unaudited Condensed Consolidated Financial Statements

          Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

          Item 4     Controls and Procedures

Part II.  OTHER INFORMATION

          Item 1     Legal Proceedings

          Item 5     Other Information

          Item 6     Exhibits and Reports on Form 8-K

          Signature

          Certifications

          Exhibit Index

                                     PART I
                              FINANCIAL INFORMATION
                          Item 1. Financial Statements

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        NMHG HOLDING CO. AND SUBSIDIARIES

                                                                      MARCH 31     DECEMBER 31
                                                                        2003           2002
                                                                      --------       --------
                                                                 (in millions, except share data)
ASSETS

Current Assets
    Cash and cash equivalents                                         $   48.1       $   54.9
    Accounts receivable, net                                             203.7          193.1
    Tax advances, NACCO Industries, Inc.                                  13.5           16.4
    Inventories                                                          233.6          222.0
    Deferred income taxes                                                 22.6           21.6
    Prepaid expenses and other                                            19.4           29.9
                                                                      --------       --------
       Total Current Assets                                              540.9          537.9

Property, Plant and Equipment, Net                                       236.3          242.1
Goodwill                                                                 344.8          343.7
Other Non-current Assets                                                  75.4           79.8
                                                                      --------       --------

       Total Assets                                                   $1,197.4       $1,203.5
                                                                      ========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
    Accounts payable                                                  $  204.4       $  186.9
    Revolving credit agreements                                           14.0           31.3
    Current maturities of long-term debt                                  18.8           20.0
    Accrued payroll                                                       15.7           23.3
    Accrued warranty obligations                                          26.5           23.1
    Other current liabilities                                            120.3          114.2
                                                                      --------       --------
       Total Current Liabilities                                         399.7          398.8

Long-term Debt                                                           273.5          273.5

Other Non-current Liabilities                                            141.2          147.8

Minority Interest                                                           .8            1.1

Stockholder's Equity
    Common stock, par value $1 per share, 100 shares authorized;
       100 shares outstanding                                              ---            ---
    Capital in excess of par value                                       198.2          198.2
    Retained earnings                                                    225.1          226.8
    Accumulated other comprehensive loss:
       Foreign currency translation adjustment                            (8.0)         (10.3)
       Minimum pension liability adjustment                              (31.9)         (31.9)
       Deferred loss on cash flow hedging                                 (1.2)          (0.5)
                                                                      --------       --------
                                                                         382.2          382.3
                                                                      --------       --------
       Total Liabilities and Stockholder's Equity                     $1,197.4       $1,203.5
                                                                      ========       ========

See notes to unaudited condensed consolidated financial statements.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        NMHG HOLDING CO. AND SUBSIDIARIES


                                                            THREE MONTHS ENDED
                                                                  MARCH 31
                                                           --------------------
                                                            2003          2002
                                                           ------        ------
                                                              (in millions)

Revenues                                                   $419.0        $371.8
Cost of sales                                               344.2         310.1
                                                           ------        ------

Gross Profit                                                 74.8          61.7

Selling, general and administrative expenses                 62.1          55.1
                                                           ------        ------

Operating Profit                                             12.7           6.6

Other income (expense)
    Interest expense                                         (8.6)         (5.5)
    Gain (loss) on interest rate swap agreements              (.4)           .3
    Income from unconsolidated affiliates                      .7           1.0
    Other - net                                                .2            .8
                                                           ------        ------
                                                             (8.1)         (3.4)
                                                           ------        ------
Income Before Income Taxes and Minority Interest              4.6           3.2

Income tax provision (benefit)                                1.6           (.9)
                                                           ------        ------

Income Before Minority Interest                               3.0           4.1

Minority interest income                                       .3            .2
                                                           ------        ------

Net Income                                                 $  3.3        $  4.3
                                                           ======        ======

Comprehensive Income                                       $  4.9        $  5.1
                                                           ======        ======


See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        NMHG HOLDING CO. AND SUBSIDIARIES


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                            ----------------------
                                                                             2003            2002
                                                                            -----            -----
                                                                                 (in millions)
Operating Activities
    Net income                                                              $ 3.3           $ 4.3
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation and amortization                                         8.5            10.6
        Deferred income taxes                                                 1.4             3.2
        Minority interest                                                     (.3)            (.2)
        Other non-cash items                                                 (1.8)            (.8)
        Working capital changes

           Intercompany receivable/payable, affiliate                         2.8            20.4
           Accounts receivable                                              (14.3)          (28.3)
           Inventories                                                       (9.1)           15.0
           Other current assets                                              (6.8)           (4.0)
           Accounts payable and other liabilities                            25.5             8.4
                                                                            -----           -----
           Net cash provided by operating activities                          9.2            28.6

Investing Activities
    Expenditures for property, plant and equipment                           (3.5)           (6.2)
    Proceeds from the sale of assets                                          8.1              .2
    Proceeds from unconsolidated affiliates                                   ---              .6
                                                                            -----           -----
           Net cash provided by (used for) investing activities               4.6            (5.4)

Financing Activities
    Additions to long-term debt and revolving credit agreements               8.6             3.3
    Reductions of long-term debt and revolving credit agreements            (27.1)           (8.2)
    Cash dividends paid                                                      (1.2)          (15.0)
    Notes receivable/payable, NACCO Industries, Inc.                          ---            (8.0)
    Financing fees paid                                                       (.1)            ---
                                                                            -----           -----
           Net cash used for financing activities                           (19.8)          (27.9)

    Effect of exchange rate changes on cash                                   (.8)            ---
                                                                            -----           -----

Cash and Cash Equivalents
    Decrease for the period                                                  (6.8)           (4.7)
    Balance at the beginning of the period                                   54.9            59.6
                                                                            -----           -----

    Balance at the end of the period                                        $48.1           $54.9
                                                                            =====           =====



See notes to unaudited condensed consolidated financial statements.

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        NMHG HOLDING CO. AND SUBSIDIARIES


                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                            ------------------
                                                            2003          2002
                                                           ------        ------
                                                              (in millions)

Common Stock                                               $  ---        $  ---
                                                           ------        ------
Capital in Excess of Par Value                              198.2         198.2
                                                           ------        ------
Retained Earnings
  Beginning balance                                         226.8         229.5
  Net income                                                  3.3           4.3
  Cash dividends declared                                    (5.0)        (15.0)
                                                           ------        ------
                                                            225.1         218.8
                                                           ------        ------
Accumulated Other Comprehensive Income (Loss)
  Beginning balance                                         (42.7)        (45.7)
  Foreign currency translation adjustment                     2.3           (.5)
  Reclassification of hedging activity into earnings          (.1)          1.2
  Current period cash flow hedging activity                   (.6)           .1
                                                           ------        ------
                                                            (41.1)        (44.9)
                                                           ------        ------
    Total Stockholder's Equity                             $382.2        $372.1
                                                           ======        ======


See notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NMHG HOLDING CO. AND SUBSIDIARIES
                                 MARCH 31, 2003
                          (Tabular Amounts in Millions)

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

NMHG designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts and service marketed globally under the Hyster(R) and Yale(R) brand names. NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. NMHG Retail includes the sale, service and rental of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2003 and the results of its operations, cash flows and changes in stockholder's equity for the three month periods ended March 31, 2003 and 2002 have been included.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information or notes required by accounting principles generally accepted in the United States for complete financial statements.

Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Note 2 - Inventories

Inventories are summarized as follows:

                                                          MARCH 31    DECEMBER 31
                                                            2003          2002
                                                           ------        ------
Manufactured inventories:
Finished goods and service parts                           $109.0        $ 99.9
Raw materials and work in process                           110.7         110.3
                                                           ------        ------
Total manufactured inventories                              219.7         210.2

Retail inventories                                           26.8          23.4
                                                           ------        ------
Total inventories at FIFO                                   246.5         233.6

LIFO reserve                                                (12.9)        (11.6)
                                                           ------        ------
                                                           $233.6        $222.0
                                                           ======        ======

The cost of certain manufactured and retail inventories, including service parts, has been determined using the LIFO method. At March 31, 2003 and December 31, 2002, 64% of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.

Note 3 - Restructuring Charges

The changes to the Company's restructuring accruals since December 31, 2002 are as follows:


                                                            Asset           Lease
                                            Severance     Impairment      Impairment      Other     Total
                                            ---------     ----------      ----------      -----     -----
  NMHG Wholesale
   Balance at December 31, 2002            $    9.3        $    3.8       $    ---       $   .9    $  14.0(a)
    Foreign currency effect                     (.1)            ---            ---          ---        (.1)
    Payments
                                                (.8)            ---            ---          ---        (.8)
                                           ---------------------------------------------------------------
   Balance at March 31, 2003               $    8.4        $    3.8       $    ---       $  .9     $  13.1
                                           ===============================================================
  NMHG Retail

   Balance at December 31, 2002            $    1.5        $    ---       $     .1       $  ---    $   1.6
    Reversal                                    (.1)            ---            ---          ---        (.1)
    Payments
                                                (.2)            ---            (.1)         ---        (.3)
                                           ---------------------------------------------------------------
   Balance at March 31, 2003               $    1.2        $    ---       $    ---       $  ---    $   1.2
                                           ===============================================================

(a) The December 31, 2002 balance indicated in the table above does not include $7.6 million in curtailment losses relating to pension and other post-retirement benefits which will not be paid until employees reach retirement age. These amounts were accrued in the fiscal year ended December 31, 2000 as part of the restructuring of the Danville, Illinois assembly plant. Final severance payments for the Danville restructuring plan were made in 2002.

NMHG 2002 Restructuring Program

As announced in December 2002, NMHG Wholesale is phasing out its Lenoir, North Carolina, lift truck component facility and restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. During the fourth quarter of 2002, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million pre-tax. Of this amount, $3.8 million relates to a non-cash asset impairment charge for building, machinery and tooling, which was determined based on the then current market values for similar assets and broker quotes as compared to the net book value of these assets; and $8.7 million relates to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. No payments have been made as of March 31, 2003. Payments are expected to begin in 2003 and continue through 2005. Approximately $0.8 million of pre-tax costs which were not eligible for accrual and are not shown in the table above, primarily related to manufacturing inefficiencies, were expensed in the first quarter of 2003 and are classified as cost of sales in the Unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2003.

NMHG 2001 Restructuring Programs

During 2001, management committed to the restructuring of certain operations in Europe for both the Wholesale and Retail segments of the business. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax for severance and other employee benefits to be paid to approximately 285 direct and indirect factory labor and administrative personnel in Europe. As of December 31, 2002, payments of $3.4 million to approximately 245 employees had been made and $0.2 million of the amount originally accrued was reversed in 2002. Payments of $0.8 million to 13 employees were made during the first quarter of 2003. The majority of the headcount reductions were made by the end of 2002.

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. As of December 31, 2002, severance payments of $2.8 million had been made to approximately 110 employees. During the first quarter of 2003, severance payments of $0.2 million were made to three employees. In addition, $0.1 million of the amount accrued at December 31, 2002 was reversed in the first quarter of 2003. The majority of the headcount reductions were made by the end of 2002.

Note 4 - Accounting for Guarantees

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee for those guarantees initiated or modified after December 31, 2002. However, certain guarantees, including product warranties and guarantees between parties under common control (i.e., parent and subsidiary), are not required to be recognized at fair value at inception. FIN No. 45 also requires additional disclosures of guarantees, including product warranties and guarantees between parties under common control, beginning with interim or annual periods ending after December 15, 2002. Guarantees initiated prior to December 31, 2002 are not recognized as a liability measured at fair value per this Interpretation, but are subject to the disclosure requirements. The Company has made the required disclosures in these financial statements. Also, the Company has recognized guarantees included within the scope of this Interpretation and initiated after December 31, 2002 as liabilities measured at fair value. The adoption of the fair value provisions of this Interpretation did not have a material impact on the Company's financial position or results of operations for the three months ended March 31, 2003.

Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at March 31, 2003 and December 31, 2002 were $163.2 million and $153.6 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations, which are not significant, have been reserved for in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at March 31, 2003 was approximately $177.5 million, based on Company estimates.

NMHG provides a standard warranty on its forklift trucks, generally for six to twelve months or 1,000 to 2,000 hours. In addition, NMHG sells extended warranty agreements which provide additional warranty up to three to five years or up to 3,600 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs are incurred to perform under the warranty contracts, in accordance with FASB Technical Bulletin 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." The Company estimates the costs that may be incurred under its warranty programs, both standard and extended, and records a liability for such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, during the three months ended March 31, 2003 are as follows:

      Balance at December 31, 2002                   $     41.9
      Warranties issued                                     8.6
      Settlements made                                     (8.1)
      Changes in estimates                                 (2.2)
                                                     ----------
      Balance at March 31, 2003                      $     40.2
                                                     ==========

The Company's periodic review of the estimates used to calculate its warranty obligations resulted in an adjustment of $2.2 million recognized in the first quarter of 2003 to reduce the estimated required accrual at March 31, 2003. This adjustment is not necessarily indicative of future trends or adjustments that may be required to adjust the warranty accrual during the remainder of 2003.

Note 5 - Unaudited Condensed Consolidating Guarantor and Non-Guarantor Financial Information

The following tables set forth the unaudited condensed consolidating statements of income and cash flows for the three months ended March 31, 2003 and 2002 and the unaudited condensed consolidating balance sheets as of March 31, 2003 and December 31, 2002. The following information is included as a result of the guarantee of the Parent Company's Senior Notes by each of NMHG's wholly owned U.S. subsidiaries ("Guarantor Companies"). None of the Company's other subsidiaries has guaranteed the Senior Notes. Each of the guarantees is joint and several and full and unconditional. "NMHG Holding" includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method.

                                   UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                         FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                      NMHG       Guarantor    Non-Guarantor  Consolidating         NMHG
                                    Holding      Companies      Companies     Eliminations     Consolidated
                                    -------      ---------      ---------     ------------     ------------
Revenues                            $   ---     $   262.9      $    214.1     $     (58.0)      $   419.0

Cost of sales                           ---         221.8           180.3           (57.9)          344.2

Selling, general and
administrative expenses                 ---          32.6            29.5             ---            62.1
                                    -------     ---------      ----------      ----------       ---------

Operating profit (loss)                 ---           8.5             4.3             (.1)           12.7

Interest expense                        ---          (7.0)           (1.6)            ---            (8.6)
Other income (expense)                  ---           (.3)             .1             ---             (.2)
                                    -------     ---------      ----------      ----------       ---------

Income (loss) before
   income taxes, minority
   interest and equity in
   unconsolidated affiliates            ---           1.2             2.8             (.1)            3.9

Income tax expense                      ---            .9              .7             ---             1.6

Minority interest income                ---           ---              .3             ---              .3

Equity in income (loss) of
   unconsolidated affiliates            3.3           3.1             ---            (5.7)             .7
                                     ------     ---------      ----------      ----------       ---------

Net income (loss)                    $  3.3     $     3.4      $      2.4      $     (5.8)      $     3.3
                                     ======     =========      ==========      ==========       =========

              UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                 NMHG       Guarantor  Non-Guarantor  Consolidating   NMHG
                                Holding     Companies   Companies     Eliminations  Consolidated
                                -------     ---------   ---------     ------------  ------------
Revenues                        $    ---      $239.1       $181.3       $(48.6)        $371.8

Cost of sales                        ---       208.2        151.1        (49.2)         310.1

Selling, general and
administrative expenses              ---        30.7         24.6          (.2)          55.1
                                  ------      ------       ------       ------         ------

Operating profit                     ---          .2          5.6           .8            6.6

Interest expense                    (1.8)       (2.5)         (.1)        (1.1)          (5.5)
Other income (expense)               ---         1.4          (.3)         ---            1.1
                                  ------      ------       ------       ------         ------

Income (loss) before income
  taxes, minority interest and
  equity in unconsolidated
  affiliates                        (1.8)        (.9)         5.2          (.3)           2.2

Income tax benefit                   (.6)        (.1)         ---          (.2)           (.9)

Minority interest income             ---         ---           .2          ---             .2

Equity in income (loss) of
  unconsolidated affiliates          5.5         6.4          ---        (10.9)           1.0
                                  ------      ------       ------       ------         ------

Net income (loss)                 $  4.3     $   5.6       $  5.4       $(11.0)        $  4.3
                                  ======     =======       ======       ======         ======

                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
                                AT MARCH 31, 2003

                                                 NMHG       Guarantor  Non-Guarantor Consolidating    NMHG
                                                 Holding    Companies   Companies    Eliminations  Consolidated
                                                 -------    ---------   ---------    ------------  ------------

Cash and cash equivalents                       $    ---    $   16.3    $   31.8       $    ---     $   48.1
Accounts and notes receivable, net                  16.0       102.5       175.7          (90.5)       203.7
Inventories                                          ---       125.6       108.0            ---        233.6
Other current assets                                 2.8        38.5        17.5           (3.3)        55.5
                                                --------    --------    --------       --------     --------
   Total current assets                             18.8       282.9       333.0          (93.8)       540.9

Property, plant and equipment, net                   ---       131.4       104.9            ---        236.3
Goodwill                                             ---       307.2        37.6            ---        344.8
Other non-current assets                           623.9       262.6        28.4         (839.5)        75.4
                                                --------    --------    --------       --------     --------
Total assets                                    $  642.7    $  984.1    $  503.9       $ (933.3)    $1,197.4
                                                ========    ========    ========       ========     ========

Accounts and intercompany notes
   payable                                      $    3.8    $  134.1    $  143.3       $  (76.8)    $  204.4
Other current liabilities                            9.5       115.0        77.9          (21.1)       181.3
Revolving credit agreements                          ---       ---          14.0            ---         14.0
                                                --------    --------    --------       --------     --------
   Total current liabilities                        13.3       249.1       235.2          (97.9)       399.7

Long-term debt                                     247.2       260.3        39.3         (273.3)       273.5
Other long-term liabilities                          ---       113.2        44.4          (15.6)       142.0

Stockholder's equity                               382.2       361.5       185.0         (546.5)       382.2
                                                --------    --------    --------       --------     --------
Total liabilities and stockholder's equity      $  642.7    $  984.1    $  503.9       $ (933.3)    $1,197.4
                                                ========    ========    ========       ========     ========

                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
                              AT DECEMBER 31, 2002

                                          NMHG      Guarantor  Non-Guarantor Consolidating   NMHG
                                          Holding   Companies   Companies    Eliminations  Consolidated
                                          -------   ---------   ---------    ------------  ------------

Cash and cash equivalents                $    ---    $    5.3    $              $    ---     $   54.9
Accounts and notes receivable, net          259.7       120.3       161.7         (348.6)       193.1
Inventories                                   ---       121.5       100.5            ---        222.0
Other current assets                          3.7        55.2         9.3           (0.3)        67.9
                                         --------    --------    --------       --------     --------
   Total current assets                     263.4       302.3       321.1         (348.9)       537.9

Property, plant and equipment, net            ---       133.3       108.8            ---        242.1
Goodwill                                      ---       307.3        36.4            ---        343.7
Other non-current assets                    374.8       238.4        27.1         (560.5)        79.8
                                         --------    --------    --------       --------     --------
   Total assets                          $  638.2    $  981.3    $  493.4       $ (909.4)    $1,203.5
                                         ========    ========    ========       ========     ========

Accounts and intercompany notes
   payable                               $    ---    $  375.2    $  152.5       $ (340.8)    $  186.9
Other current liabilities                     3.6       114.4        75.1          (12.5)       180.6
Revolving credit agreements                   5.2         ---        26.1            ---         31.3
                                         --------    --------    --------       --------     --------
   Total current liabilities                  8.8       489.6       253.7         (353.3)       398.8

Long-term debt                              247.1        11.5        14.9            ---        273.5
Other long-term liabilities                   ---       118.7        44.2          (14.0)       148.9

Stockholder's equity                        382.3       361.5       180.6         (542.1)       382.3
                                         --------    --------    --------       --------     --------
Total liabilities and stockholder's
equity                                   $  638.2    $  981.3    $  493.4       $ (909.4)    $1,203.5
                                         ========    ========    ========       ========     ========


            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                                      NMHG     Guarantor  Non-Guarantor Consolidating        NMHG
                                                    Holding    Companies    Companies   Eliminations     Consolidated
                                                    -------    ---------    ---------   ------------     ------------
Net cash provided by (used for) operating
 activities                                         $   1.9     $  13.1     $  (4.6)       $ (1.2)          $   9.2

Investing activities
 Expenditures for property, plant and equipment         ---        (2.0)       (1.5)          ---              (3.5)
 Proceeds from the sale of assets                       ---         7.3          .8           ---               8.1
                                                     ------     -------     -------        ------           -------
  Net cash provided by (used for) investing
   activities                                           ---         5.3         (.7)          ---               4.6

Financing activities
 Additions to long-term debt and revolving
   credit agreements                                    ---         1.1         7.5           ---               8.6
 Reductions of long-term debt and revolving
   credit agreements                                   (5.2)        (.9)      (21.0)          ---             (27.1)
 Notes receivable/payable, affiliates                   4.6        (6.4)        1.8           ---               ---
 Other-net                                             (1.3)       (1.2)        ---           1.2              (1.3)
                                                     ------     -------     -------        ------           -------
  Net cash provided by (used for) financing
   activities                                          (1.9)       (7.4)      (11.7)          1.2             (19.8)

Effect of exchange rate changes on cash                 ---         ---         (.8)          ---               (.8)
                                                     ------     -------     -------        ------           -------
Cash and cash equivalents
Increase (decrease) for the period                      ---        11.0       (17.8)          ---              (6.8)
Balance at the beginning of the period                  ---         5.3        49.6           ---              54.9
                                                     ------     -------     -------        ------           -------
Balance at the end of the period                    $   ---     $  16.3     $  31.8        $  ---           $  48.1
                                                    =======     =======     =======        ======           =======

            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                    NMHG       Guarantor     Non-Guarantor   Consolidating         NMHG
                                                  Holding      Companies       Companies     Eliminations      Consolidated
                                                 ---------     ----------    ------------    -----------       ------------
Net cash provided by (used for) operating
   activities                                    $   (.7)      $   17.8       $    11.1       $     .4         $   28.6

Investing activities
  Expenditures for property, plant and equipment     ---            (.8)           (5.4)           ---             (6.2)
  Proceeds from the sale of assets                   ---             .3             (.1)           ---               .2
  Other-net                                         14.2            2.5            (2.2)         (13.9)              .6
                                                 -------       --------       ---------       --------         --------
    Net cash provided by (used for) investing
     activities                                     14.2            2.0            (7.7)         (13.9)            (5.4)

Financing activities
  Additions to long-term debt and revolving
     credit agreements                               ---            ---             3.3            ---              3.3
  Reductions of long-term debt and revolving
     credit agreements                               ---            (.8)           (7.4)           ---             (8.2)
  Notes receivable/payable, affiliates                .7           (3.6)           (5.4)            .3             (8.0)
  Other-net                                        (14.2)         (20.0)            6.0           13.2            (15.0)
                                                 -------       --------       ---------       --------         --------
    Net cash provided by (used for) financing
     activities                                    (13.5)         (24.4)           (3.5)          13.5            (27.9)
Effect of exchange rate changes on cash              ---            ---             ---            ---              ---
                                                 -------       --------       ---------       --------         --------
Cash and cash equivalents
Decrease for the period                              ---           (4.6)            (.1)           ---             (4.7)
Balance at the beginning of the period               ---           21.9            37.7            ---             59.6
                                                 -------       ---------      ---------       --------         --------
Balance at the end of the period                 $   ---       $   17.3       $    37.6       $    ---         $   54.9
                                                 =======       =========      =========       ========         ========

Note 6 - Segment Information

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

                                                            THREE MONTHS ENDED
                                                                MARCH 31
                                                       ---------------------------
                                                         2003               2002
                                                       --------          ---------
REVENUES FROM EXTERNAL CUSTOMERS
       NMHG Wholesale                                  $  382.6          $  327.7
       NMHG Retail                                         53.9              56.2
       NMHG Eliminations                                  (17.5)            (12.1)
                                                       --------          --------
     NMHG Consolidated                                 $  419.0          $  371.8
                                                       ========          ========
GROSS PROFIT
       NMHG Wholesale                                  $   64.1          $   48.8
       NMHG Retail                                         10.3              12.3
       NMHG Eliminations                                     .4                .6
                                                       --------          --------
     NMHG Consolidated                                 $   74.8          $   61.7
                                                       ========          ========
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
       NMHG Wholesale                                  $   50.4          $   42.4
       NMHG Retail                                         11.7              13.0
       NMHG Eliminations                                    ---               (.3)
                                                       --------          --------
     NMHG Consolidated                                 $   62.1          $   55.1
                                                       ========          ========
OPERATING PROFIT (LOSS)
       NMHG Wholesale                                  $   13.7          $    6.4
       NMHG Retail                                         (1.4)              (.7)
       NMHG Eliminations                                     .4                .9
                                                       --------          --------
     NMHG Consolidated                                 $   12.7          $    6.6
                                                       ========          ========
INTEREST EXPENSE
       NMHG Wholesale                                  $   (7.2)         $   (3.6)
       NMHG Retail                                          (.9)              (.8)
       NMHG Eliminations                                    (.5)             (1.1)
                                                       --------          --------
     NMHG Consolidated                                 $   (8.6)         $   (5.5)
                                                       ========          ========
INTEREST INCOME
       NMHG Wholesale                                  $     .5          $     .6
       NMHG Retail                                           .1               ---
                                                       --------          --------
     NMHG Consolidated                                 $     .6          $     .6
                                                       ========          ========


                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                           ----------------------------
                                                              2003              2002
                                                           -----------       ----------
OTHER-NET, INCOME (EXPENSE), EXCLUDING INTEREST INCOME
    NMHG Wholesale                                         $       (.3)      $      1.5
    NMHG Retail                                                     .2              ---
                                                           -----------       ----------
   NMHG Consolidated                                       $       (.1)      $      1.5
                                                           ===========       ==========
INCOME TAX PROVISION (BENEFIT)
    NMHG Wholesale                                         $       2.3       $      (.5)
    NMHG Retail                                                    (.7)             (.3)
    NMHG Eliminations                                              ---              (.1)
                                                           -----------       ----------
   NMHG Consolidated                                       $       1.6       $      (.9)
                                                           ===========       ==========
NET INCOME (LOSS)
    NMHG Wholesale                                         $       4.7       $      5.6
    NMHG Retail                                                   (1.3)            (1.2)
    NMHG Eliminations                                              (.1)             (.1)
                                                           -----------       ----------
   NMHG Consolidated                                       $       3.3       $      4.3
                                                           ===========       ==========
DEPRECIATION AND AMORTIZATION
EXPENSE
    NMHG Wholesale                                         $       6.6       $      7.6
    NMHG Retail                                                    1.9              3.0
                                                           -----------       ----------
   NMHG Consolidated                                       $       8.5       $     10.6
                                                           ===========       ==========
CAPITAL EXPENDITURES
    NMHG Wholesale                                         $       2.8       $      5.4
    NMHG Retail                                                     .7               .8
                                                           -----------       ----------
   NMHG Consolidated                                       $       3.5       $      6.2
                                                           ===========       ==========

                                                            MARCH 31         DECEMBER 31
                                                              2003              2002
                                                           -----------       ----------
TOTAL ASSETS
    NMHG Wholesale                                         $   1,105.9       $  1,070.7
    NMHG Retail                                                  158.8            187.7
    NMHG Eliminations                                            (67.3)           (54.9)
                                                           -----------       ----------
NMHG Consolidated                                          $   1,197.4       $  1,203.5
                                                           ===========       ==========




NACCO charges fees to its operating subsidiaries, including NMHG. The amounts charged to NMHG were $2.0 million and $1.8 million for the three months ended March 31, 2003 and 2002, respectively.

Note 7 - Accounting Standards Not Yet Adopted

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

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivatives and hedging based on decisions made: (a) previously as part of the Derivative Implementation Group process, (b) in connection with other FASB projects and (c) regarding other issues raised, including the characteristics of a derivative that contains a financing component. This Statement is effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively, with the exception of certain transactions. The Company has not yet determined what impact, if any, the adoption of this Statement will have on its results of operations or financial position.

Note 8 - Equity Investments

NMHG has a 20% ownership interest in NMHG Financial Services, Inc. ("NFS"), a joint venture with GE Capital Corporation, formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and national account customers in the United States. NMHG's ownership in NFS is accounted for using the equity method of accounting.

NMHG has a 50% ownership interest in Sumitomo NACCO Materials Handling Company, Ltd. ("SN"), a limited liability company which was formed primarily for the manufacture and distribution of Sumitomo-Yale branded lift trucks in Japan and the export of Hyster and Yale branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms.

Summarized financial information for these equity investments is as follows:

                                         THREE MONTHS ENDED
                                              MARCH 31
                                        -------------------
                                        2003           2002
                                        ----           ----

        Revenues                      $  56.4        $  40.0
        Gross Profit                  $  20.1        $  12.5
        Net Income                    $   3.4        $   1.5

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                          (Tabular Amounts in Millions)

==========================================
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
==========================================

Please refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 10 and 11 in the Company's Form 10-K for the fiscal year ended December 31, 2002.

================
FINANCIAL REVIEW
================

The segment and geographic results of operations for NMHG were as follows for the three months ended March 31:



                                                         2003             2002
                                                        ------           ------
Revenues
    Wholesale
      Americas                                          $256.2           $228.3
      Europe, Africa and Middle East                     102.7             84.6
      Asia-Pacific                                        23.7             14.8
                                                        ------           ------
                                                         382.6            327.7
                                                        ------           ------
    Retail (net of eliminations)
      Americas                                              .7              7.6
      Europe, Africa and Middle East                      17.5             16.1
      Asia-Pacific                                        18.2             20.4
                                                        ------           ------
                                                          36.4             44.1
                                                        ------           ------
      NMHG Consolidated                                 $419.0           $371.8
                                                        ======           ======
Operating profit (loss)
    Wholesale
      Americas                                          $ 13.2           $  9.2
      Europe, Africa and Middle East                        .5             (2.8)
      Asia-Pacific                                         ---              ---
                                                        ------           ------
                                                          13.7              6.4
                                                        ------           ------
    Retail (net of eliminations)
      Americas                                              .2               .2
      Europe, Africa and Middle East                      (1.5)              .3
      Asia-Pacific                                          .3              (.3)
                                                        ------           ------
                                                          (1.0)              .2
                                                        ------           ------
      NMHG Consolidated                                 $ 12.7           $  6.6
                                                        ======           ======
Interest expense
    Wholesale                                           $ (7.2)          $ (3.6)
    Retail (net of eliminations)                          (1.4)            (1.9)
                                                        ------           ------
      NMHG Consolidated                                 $ (8.6)          $ (5.5)
                                                        ======           ======

Other income, net
    Wholesale                                           $   .2           $  2.1
    Retail (net of eliminations)                            .3              ---
                                                        ------           ------
      NMHG Consolidated                                 $   .5           $  2.1
                                                        ======           ======
Net income (loss)
    Wholesale                                           $  4.7           $  5.6
    Retail (net of eliminations)                          (1.4)            (1.3)
                                                        ------           ------
      NMHG Consolidated                                 $  3.3           $  4.3
                                                        ======           ======


                                                       2003             2002
                                                       ----             ----
      Effective tax rate
          Wholesale                                   34.3%             (a)
          Retail (net of eliminations)                33.3%            23.5%
            NMHG Consolidated                         34.8%             (a)

(a) The effective tax rate for the first quarter of 2002 for NMHG Wholesale and NMHG Consolidated is not meaningful due to a $1.9 million tax benefit recognized in the first quarter of 2002 related to the recognition of previously generated losses in China, combined with a relatively low level of pre-tax income. These factors resulted in a net tax benefit generated on pre-tax income.

First Quarter of 2003 Compared with First Quarter of 2002

NMHG Wholesale

Revenues increased to $382.6 million in the first quarter of 2003, up 16.8% from $327.7 million in the first quarter of 2002. Increased unit volume in the Americas and, to a lesser degree, favorable currency movements in Europe contributed to revenue growth. Worldwide unit volumes increased 16.6% to 17,452 units shipped in the first quarter compared with 14,971 units shipped in the first quarter of 2002. Increased revenues from these factors were partially offset by a higher proportion of lower-priced lift trucks sold in the first quarter of 2003 compared with the first quarter of 2002.

Operating profit increased to $13.7 million in the first quarter of 2003 from $6.4 million in the first quarter of 2002. Operating profit improved primarily due to increased unit and parts volume and a favorable shift in mix to higher-margin products sold. The increase in operating profit was partially offset by increased product development expenses of $2.6 million and additional expenses related to the previously announced phase-out of the Lenoir, North Carolina lift truck component facility. See additional discussion of the NMHG Wholesale restructuring programs under the heading "NMHG Restructuring Plans" in this Form 10-Q.

Net income decreased to $4.7 million in the first quarter of 2003 from $5.6 million in the first quarter of 2002. Although operating profit increased in the first quarter of 2003 as compared with the first quarter of 2002, net income declined primarily due to (i) increased interest expense, including the amortization of deferred financing fees, resulting from the refinancing of NMHG's debt in the second quarter of 2002, (ii) an increase in the effective tax rate due to a non-recurring $1.9 million tax benefit recorded in 2002 related to the recognition of previously generated losses in China and (iii) the negative effect of the amortization of accumulated other comprehensive income related to terminated interest rate swap agreements. The interest rate swap agreements were terminated in 2002 as a result of the May 2002 refinancing of NMHG's floating rate revolving credit facility.

NMHG Wholesale's worldwide backlog level at the end of the first quarter of 2003 increased 6.1% to 17,300 units, compared with 16,300 units at the end of first quarter of 2002. However, the backlog level at March 31, 2003 decreased 8.0%, compared with 18,800 units at the end of the fourth quarter of 2002. NMHG Wholesale's bookings in the first quarter of 2003 were affected, like many capital goods manufacturers, by pre-war purchasing conservatism by customers.

NMHG Retail (net of eliminations)

Revenues decreased to $36.4 million in the first quarter of 2003 from $44.1 million in the first quarter of 2002. This decrease is primarily due to the January 3, 2003 sale of NMHG Retail's only wholly owned U.S. dealer. NMHG Retail-Americas revenues were $7.6 million in the first quarter of 2002 compared with $0.7 million in the first quarter of 2003. Revenues in Europe increased primarily due to favorable currency movements, while revenues in Asia-Pacific decreased primarily due to lower service and parts sales. NMHG Retail generated an operating loss of $1.0 million in the first quarter of 2003 compared with an operating profit of $0.2 million in the first quarter of 2002. The decrease in operating results is primarily due to $1.1 million of additional wind-down costs related to dealers which have been sold. Net loss in the first quarter of 2003 was $1.4 million compared with a net loss of $1.3 million in the first quarter of 2002. The 2003 net loss is comparable to 2002 results due to the factors affecting operating profit (loss), partially offset by (i) a decrease in interest expense allocated to NMHG Retail, (ii) favorable foreign currency movements included in other-net expenses and (iii) an increase in the effective tax rate benefit applied to the pre-tax loss in the first quarter of 2003 as compared with the first quarter of 2002.

NMHG Restructuring Plans

NMHG 2002 Restructuring Program

As announced in December 2002, NMHG Wholesale is phasing out its Lenoir, North Carolina, lift truck component facility and restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. During the fourth quarter of 2002, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million pre-tax. Of this amount, $3.8 million relates to a non-cash asset impairment charge for building, machinery and tooling, which was determined based on the then current market values for similar assets and broker quotes as compared to the net book value of these assets; and $8.7 million relates to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. No payments have been made as of March 31, 2003. Payments are expected to begin in 2003 and continue through 2005.

Approximately $0.8 million of pre-tax costs primarily related to manufacturing inefficiencies were expensed in the first quarter of 2003 and are classified as cost of sales in the Unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2003. Additional costs for severance and manufacturing inefficiencies to be expensed as incurred are expected to be approximately $10.0 million for the remainder of 2003, $8.1 million in 2004 and $5.7 million in 2005. Initial net benefits from this restructuring program are expected to be realized in 2004 with a full twelve months of estimated annual pre-tax benefits of approximately $14.8 million expected beginning in 2006. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies. In addition, outlays for capital expenditures, primarily for new tooling and equipment, of approximately $6.8 million are expected for the remainder of 2003.

This restructuring program will allow the Company to re-focus its product line manufacturing activities, including the manufacture of new product lines in Europe. As a result, the Company expects to receive government grants during 2003 through 2005 totaling approximately $6.5 million over that three-year period. Of this total amount, $0.3 million is expected to be received in 2003.

NMHG 2001 Restructuring Programs

During 2001, management committed to the restructuring of certain operations in Europe for both the Wholesale and Retail segments of the business. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax for severance and other employee benefits to be paid to approximately 285 direct and indirect factory labor and administrative personnel in Europe. As of December 31, 2002, payments of $3.4 million to approximately 245 employees had been made and $0.2 million of the amount originally accrued was reversed in 2002. Payments of $0.8 million to 13 employees were made during the first quarter of 2003. The majority of the headcount reductions were made by the end of 2002. As a result of the reduced headcount in Europe, NMHG Wholesale realized pre-tax cost savings primarily from reduced employee wages and benefits of $2.3 million for the first three months of 2003 and estimates pre-tax savings of $6.9 million for the remainder of 2003. Annual pre-tax cost saving of $9.2 million are expected to continue subsequent to 2003 as a result of this program. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies or due to changes in foreign currency rates.

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. As of December 31, 2002, severance payments, net of currency effects, of $2.8 million had been made to approximately 110 employees. During the first quarter of 2003, severance payments of $0.2 million were made to three employees. In addition, $0.1 million of the amount accrued at December 31, 2002 was reversed in the first quarter of 2003. The majority of the headcount reductions were made by the end of 2002. Cost savings primarily from reduced employee wages, employee benefits and lease costs of approximately $0.7 million pre-tax were realized in the first three months of 2003 and are expected to be approximately $2.4 million for the remainder of 2003 related to this program. Annual pre-tax cost saving of $3.1 million are expected to continue subsequent to 2003 as a result of this program. Estimated benefits could be reduced by additional severance payments, if any, made to employees above the statutory or contractually required amount that was accrued in 2001 or due to changes in foreign currency rates.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $2.8 million for NMHG Wholesale and $0.7 million for NMHG Retail during the first three months of 2003. These capital expenditures include tooling for new products, machinery, equipment and lease and rental fleet. It is estimated that NMHG's capital expenditures for the remainder of 2003 will be approximately $31.0 million for NMHG Wholesale and $0.8 million for NMHG Retail. Planned expenditures for the remainder of 2003 include tooling for new products, capital expenditures arising as a result of the manufacturing restructuring programs, replacement of machinery and equipment and additions to retail lease and rental fleet. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.

Since December 31, 2002, there have been no significant changes in the total amount of NMHG's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company's 10-K for the year ended December 31, 2002.

During 2002, NMHG issued $250.0 million of 10% unsecured Senior Notes that mature on May 15, 2009. The Senior Notes are senior unsecured obligations of NMHG Holding Co. and are guaranteed by substantially all of NMHG's domestic subsidiaries. NMHG Holding Co. has the option to redeem all or a portion of the Senior Notes on or after May 15, 2006 at the redemption prices set forth in the Indenture governing the Senior Notes. The proceeds from the Senior Notes were reduced by an original issue discount of $3.1 million.

Additionally, NMHG has a secured, floating-rate revolving credit facility which expires in May 2005. Availability under the revolving credit facility is up to $175.0 million and is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the revolving credit facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. At March 31, 2003, the borrowing base under the revolving credit facility was $93.0 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $15.0 million. There were no borrowings outstanding under this facility at March 31, 2003. Therefore, at March 31, 2003, the excess availability under the revolving credit facility was $93.0 million. The floating rate of interest applicable to this facility on March 31, 2003 was 6.25%, including the applicable floating rate margin.

In addition to the amount outstanding under the Senior Notes, NMHG had borrowings of approximately $32.2 million outstanding at March 31, 2003 under various foreign working capital facilities and other domestic term loans.

NMHG believes that funds available under the revolving credit facility, other available lines of credit and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

NMHG's capital structure is presented below:

                                                                         MARCH 31     DECEMBER 31
                                                                           2003           2002
                                                                         --------       --------

Total net tangible assets                                                $  342.7       $  362.8
Goodwill and other intangibles at cost                                      491.4          487.7
                                                                         --------       --------
       Net assets before amortization of intangibles                        834.1          850.5
Accumulated goodwill and other intangibles amortization                    (144.8)        (142.3)
Total debt                                                                 (306.3)        (324.8)
Minority interest                                                             (.8)          (1.1)
                                                                         --------       --------

Stockholder's equity                                                     $  382.2       $  382.3
                                                                         ========       ========

Debt to total capitalization                                                   44%           46%


The decrease in total net tangible assets of $20.1 million is in part due to an $8.6 million decrease in net assets as a result of the sale of NMHG Retail's wholly owned U.S. dealership on January 3, 2003. The remaining $11.5 million decrease in net tangible assets is primarily due to a $17.5 million increase in trade and intercompany accounts payable and a $5.8 million decrease in property, plant, and equipment, partially offset by an $11.6 million increase in inventories. Total debt decreased consistent with the decrease in total net tangible assets and from the use of $7.3 million of proceeds received in the first quarter of 2003 from the January 3, 2003 sale of NMHG Retail's wholly owned U.S. dealership. Stockholder's equity at March 31, 2003 decreased $0.1 million as a result of a dividend to NACCO of $5.0 million and an unfavorable adjustment to the deferred loss on hedges of $0.7 million, partially offset by net income of $3.3 million and a favorable foreign currency translation adjustment of $2.3 million for the first three months of 2003.

EFFECTS OF FOREIGN CURRENCY

NMHG operates internationally and enters into transactions denominated in foreign currencies. As such, the Company's financial results are subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating profit and net income are addressed in the discussion of operating results, above.

OUTLOOK

NMHG Wholesale

NMHG Wholesale expects overall lift truck shipments to increase modestly in 2003 compared with 2002. While market prospects are currently more uncertain than usual, lift truck markets in the Americas are anticipated to improve in the second half of 2003 while markets in Europe and Asia-Pacific are expected to remain relatively flat.

NMHG Wholesale expects that results in 2003 will be affected by ongoing costs for a product development program that is expected to mature in 2004-2006 and additional costs related to the Lenoir, North Carolina, and Irvine, Scotland, manufacturing restructuring program announced in December 2002.

NMHG Retail

NMHG Retail expects to continue its programs to improve the performance of its wholly owned dealerships in 2003 as part of its objective to achieve and sustain at least break-even results.

The statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties which could cause actual results to differ materially from those presented in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to the Company's operations include, without limitation:

(1) changes in demand for lift trucks and related aftermarket parts and service on a worldwide basis, especially in the U.S. where the Company derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or changes in costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products,
(6) product liability or other litigation, warranty claims or returns of products, (7) delays in or increased costs of restructuring programs, (8) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement initiatives, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) acquisitions and/or dispositions of dealerships by NMHG, and (11) the uncertain impact on the economy or the public's confidence in general from terrorist activities and the impact of the war in Iraq.

                         Item 4. Controls and Procedures

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

                                     PART II
                                OTHER INFORMATION

Item 1.         Legal Proceedings
                None

Item 5.         Other Information
                None

Item 6.         Exhibits and Reports on Form 8-K
                (a)      Exhibits.
                         See Exhibit Index on page 30 of this quarterly report on Form 10-Q.
                (b)      Reports on Form 8-K.
                         Current Report on Form 8-K filed with the Commission on March 27, 2003 (Item 9)

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    NMHG Holding Co.
                                            ------------------------------------
                                                     (Registrant)



Date           May 15, 2003                       /s/ Michael K. Smith
       ------------------------------      -------------------------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 15, 2003                         /s/ Reginald R. Eklund
       --------------------                   ----------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 15, 2003                      /s/ Michael K. Smith
       --------------------                --------------------
                                             Michael K. Smith
                                      Vice President Finance & Information
                                             Systems and Chief
                                             Financial Officer
                                        (Principal Financial Officer)

                                  Exhibit Index
                                  -------------

Exhibit
Number*       Description of Exhibits
-------       -----------------------

  99          Certifications under Section 906 of the Sarbanes-Oxley Act of 2002


*Numbered in accordance with Item 601 of Regulation S-K.