Form 10-Q
period 2003-06-30
NMHG HOLDING CO
filed 2003-08-14
CIK 1173514

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 -------------


                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

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


                                  (503)721-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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
                                                           YES   X     NO
                                                               -----      -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                           YES   X     NO
                                                               -----      -----
At July 31, 2003, 100 common shares were outstanding.

                                NMHG HOLDING CO.

                                TABLE OF CONTENTS



Part I.  FINANCIAL INFORMATION
         Item 1     Financial Statements                                             Page Number
         ------     --------------------                                             -----------

                    Unaudited Condensed Consolidated Balance Sheets -
                    June 30, 2003 and December 31, 2002                                    3

                    Unaudited Condensed Consolidated Statements of Operations
                    for the Three Months and Six Months Ended June 30, 2003
                    and 2002                                                               4

                    Unaudited Condensed Consolidated Statements of Cash Flows
                    for the Six Months Ended June 30, 2003 and 2002                        5

                    Unaudited Condensed Consolidated Statements of Changes
                    in Stockholder's Equity for the Six Months Ended
                    June 30, 2003 and 2002                                                 6

                    Notes to Unaudited Condensed Consolidated Financial
                    Statements                                                            7-21

         Item 2     Management's Discussion and Analysis of Financial
         ------     -------------------------------------------------
                    Condition and Results of Operations                                  22-28
                    -----------------------------------

         Item 4     Controls and Procedures                                               29
         ------     -----------------------

Part II. OTHER INFORMATION

         Item 1     Legal Proceedings                                                     30
         ------     -----------------

         Item 5     Other Information                                                     30
         ------     -----------------

         Item 6     Exhibits and Reports on Form 8-K                                      30
         ------     --------------------------------

         Signature                                                                        31


         Exhibit Index                                                                    32


                                     PART I
                              FINANCIAL INFORMATION
                          Item 1 - Financial Statements
                          -----------------------------


                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        NMHG HOLDING CO. AND SUBSIDIARIES

                                                                                 JUNE 30           DECEMBER 31
                                                                                   2003                2002
                                                                               ----------          -----------
                                                                               (in millions, except share data)
ASSETS

Current Assets
    Cash and cash equivalents                                                  $     28.7           $     54.9
    Accounts receivable, net                                                        212.8                193.1
    Tax advances, NACCO Industries, Inc.                                             20.8                 16.4
    Inventories                                                                     249.9                222.0
    Deferred income taxes                                                            23.9                 21.6
    Prepaid expenses and other                                                       14.1                 29.9
                                                                               ----------           ----------
       Total Current Assets                                                         550.2                537.9

Property, Plant and Equipment, Net                                                  238.0                242.1
Goodwill                                                                            347.5                343.7
Other Non-current Assets                                                             72.8                 79.8
                                                                               ----------           ----------
       Total Assets                                                            $  1,208.5           $  1,203.5
                                                                               ==========           ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
    Accounts payable                                                           $    198.8           $    186.9
    Revolving credit agreements                                                      15.6                 31.3
    Current maturities of long-term debt                                             19.1                 20.0
    Accrued payroll                                                                  18.8                 23.3
    Accrued warranty obligations                                                     27.2                 23.1
    Other current liabilities                                                       118.5                114.2
                                                                               ----------           ----------
         Total Current Liabilities                                                  398.0                398.8

Long-term Debt                                                                      272.3                273.5

Other Non-current Liabilities                                                       134.9                147.8

Minority Interest                                                                      .7                  1.1

Stockholder's Equity
    Common stock, par value $1 per share, 100 shares authorized;
       100 shares outstanding                                                         ---                  ---
    Capital in excess of par value                                                  198.2                198.2
    Retained earnings                                                               230.8                226.8
    Accumulated other comprehensive income (loss):
       Foreign currency translation adjustment                                        6.1                (10.3)
       Minimum pension liability adjustment                                         (31.9)               (31.9)
       Deferred loss on cash flow hedging                                             (.6)                 (.5)
                                                                               ----------           ----------
                                                                                    402.6                382.3
                                                                               ----------           ----------
       Total Liabilities and Stockholder's Equity                              $  1,208.5           $  1,203.5
                                                                               ==========           ==========

See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        NMHG HOLDING CO. AND SUBSIDIARIES


                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30                          JUNE 30
                                                                 ----------------------         ------------------------
                                                                    2003         2002              2003           2002
                                                                 ---------    ---------         ---------      ---------
                                                                                       (in millions)

Revenues                                                         $   428.4    $   388.7         $   847.4       $  760.5
Cost of sales                                                        352.9        320.2             697.1          630.3
                                                                 ---------    ---------         ---------       --------

Gross Profit                                                          75.5         68.5             150.3          130.2

Selling, general and administrative expenses                          59.9         58.1             122.0          113.2
                                                                 ---------    ---------         ---------       --------

Operating Profit                                                      15.6         10.4              28.3           17.0

Other income (expense)
    Interest expense                                                  (8.7)        (8.6)            (17.3)         (14.1)
    Loss on interest rate swap agreements                              (.3)        (3.1)              (.7)          (2.8)
    Income from unconsolidated affiliates                              1.0           .1               1.7            1.1
    Other - net                                                         .7         (1.0)               .9            (.2)
                                                                 ---------    ---------         ---------       --------
                                                                      (7.3)       (12.6)            (15.4)         (16.0)
                                                                 ---------    ---------         ---------       --------
Income (Loss) Before Income Taxes and Minority Interest                8.3         (2.2)             12.9            1.0

Income tax provision (benefit)                                         2.8          (.7)              4.4           (1.6)
                                                                 ---------    ---------         ---------       --------

Income (Loss) Before Minority Interest                                 5.5         (1.5)              8.5            2.6

Minority interest income                                                .2           .3                .5             .5
                                                                 ---------    ---------         ---------       --------

Net Income (Loss)                                                $     5.7    $    (1.2)        $     9.0       $    3.1
                                                                 =========    =========         =========       ========

Comprehensive Income                                             $    20.4    $    13.1         $    25.3       $   18.2
                                                                 =========    =========         =========       ========


See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        NMHG HOLDING CO. AND SUBSIDIARIES


                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30
                                                                                        ---------------------------
                                                                                           2003              2002
                                                                                        ---------         ---------
                                                                                               (in millions)
Operating Activities
    Net income                                                                          $     9.0         $     3.1
    Adjustments to reconcile net income
      to net cash provided by (used for) operating activities:
        Depreciation and amortization                                                        17.5              20.7
        Deferred income taxes                                                                 2.4               5.0
        Minority interest                                                                     (.5)              (.5)
        Other non-cash items                                                                 (1.9)              1.1
        Working capital changes
           Intercompany receivable/payable, affiliate                                        (4.5)             15.1
           Accounts receivable                                                              (14.8)            (24.7)
           Inventories                                                                      (17.0)             16.1
           Other current assets                                                              (4.7)             (3.4)
           Accounts payable and other liabilities                                             7.5               9.2
                                                                                        ---------         ---------
           Net cash (used for) provided by operating activities                              (7.0)             41.7

Investing Activities
    Expenditures for property, plant and equipment                                          (10.8)             (9.1)
    Proceeds from the sale of assets                                                         13.0                .7
    Proceeds from unconsolidated affiliates                                                   ---                .7
                                                                                        ---------         ---------
           Net cash provided by (used for) investing activities                               2.2              (7.7)

Financing Activities
    Additions to long-term debt and revolving credit agreements                              15.6             288.2
    Reductions of long-term debt and revolving credit agreements                            (34.1)           (297.2)
    Cash dividends paid                                                                      (2.5)            (15.0)
    Notes receivable/payable, NACCO Industries, Inc.                                          ---              (8.0)
    Financing fees paid                                                                       (.1)            (13.0)
                                                                                        ---------         ---------
           Net cash used for financing activities                                           (21.1)            (45.0)

    Effect of exchange rate changes on cash                                                   (.3)              2.3
                                                                                        ---------         ---------

Cash and Cash Equivalents
    Decrease for the period                                                                 (26.2)             (8.7)
    Balance at the beginning of the period                                                   54.9              59.6
                                                                                        ---------         ---------

    Balance at the end of the period                                                    $    28.7         $    50.9
                                                                                        =========         =========

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                       NMHG HOLDING CO. AND SUBSIDIARIES


                                                           SIX MONTHS ENDED
                                                                JUNE 30
                                                      --------------------------
                                                         2003            2002
                                                      ---------       ---------
                                                             (in millions)

Common Stock                                          $     ---       $     ---
                                                      ---------       ---------

Capital in Excess of Par Value                            198.2           198.2
                                                      ---------       ---------

Retained Earnings
  Beginning balance                                       226.8           229.5
  Net income                                                9.0             3.1
  Cash dividends declared                                  (5.0)          (15.0)
                                                      ---------       ---------
                                                          230.8           217.6
                                                      ---------       ---------

Accumulated Other Comprehensive Income (Loss)
  Beginning balance                                       (42.7)          (45.7)
  Foreign currency translation adjustment                  16.4            11.6
  Reclassification of hedging activity into earnings         .1             1.8
  Current period cash flow hedging activity                 (.2)            1.7
                                                      ---------       ---------
                                                          (26.4)          (30.6)
                                                      ---------       ---------
Total Stockholder's Equity                            $   402.6       $   385.2
                                                      =========       =========

      See notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NMHG HOLDING CO. AND SUBSIDIARIES
                                  JUNE 30, 2003
                          (Tabular Amounts in Millions)

Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements include the accounts of NMHG Holding Co. ("NMHG Holding," the parent company), a Delaware corporation, and its wholly owned subsidiaries, NACCO Materials
Handling Group, Inc. ("NMHG Wholesale") and NMHG Distribution Co. ("NMHG Retail") (collectively, "NMHG" or the "Company"). Intercompany accounts and transactions have been eliminated. NMHG Holding is a wholly owned subsidiary of NACCO Industries, Inc. ("NACCO"). The Company's subsidiaries operate in the lift truck industry. The Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution.

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2003 and the results of its operations for the three and six month periods ended June 30, 2003 and 2002, and the results of its cash flows and changes in stockholder's equity for the six month periods ended June 30, 2003 and 2002 have been included.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information or notes required by accounting principles generally accepted in the United States for complete financial statements.

Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Certain amounts in the prior period's Unaudited Condensed Consolidated Statement of Cash Flow have been reclassified to conform to the current period's presentation.

Note 2 - Inventories
--------------------

Inventories are summarized as follows:

                                                   JUNE 30        DECEMBER 31
                                                     2003            2002
                                                 -----------    ---------------
    Manufactured inventories:
      Finished goods and service parts           $     112.1    $          99.9
      Raw materials and work in process                121.2              110.3
                                                 -----------    ---------------
         Total manufactured inventories                233.3              210.2

    Retail inventories                                  30.2               23.4
                                                 -----------    ---------------
         Total inventories at FIFO                     263.5              233.6

    LIFO reserve                                       (13.6)             (11.6)
                                                 -----------    ---------------
                                                 $     249.9    $         222.0
                                                 ===========    ===============

The cost of certain manufactured and retail inventories, including service parts, has been determined using the LIFO method. At June 30, 2003 and December 31, 2002, 62% and 64%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.

Note 3 - Restructuring Charges
------------------------------

The changes to the Company's restructuring accruals since December 31, 2002 are as follows:
                                          Asset       Lease
                             Severance  Impairment  Impairment  Other  Total
                             ---------  ----------  ----------  -----  -----
NMHG Wholesale
Balance at December 31, 2002 $     9.3  $      3.8  $      ---  $  .9  $ 14.0(a)
Foreign currency effect             .2         ---         ---    ---      .2
Reversal                           (.3)        ---         ---    ---     (.3)
Payments                          (1.6)        ---         ---    ---    (1.6)
                             ------------------------------------------------
Balance at June 30, 2003     $     7.6  $      3.8  $      ---  $  .9  $ 12.3
                             ================================================


NMHG Retail
Balance at December 31, 2002 $     1.5  $      ---  $       .1  $ ---  $  1.6
Reversal                           (.4)        ---         ---    ---     (.4)
Payments                           (.3)        ---         (.1)   ---     (.4)
                             ------------------------------------------------
Balance at June 30, 2003     $      .8  $      ---  $      ---  $ ---  $   .8
                             ================================================

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

NMHG 2002 Restructuring Program

As announced in December 2002, NMHG Wholesale is phasing out its Lenoir, North Carolina, lift truck component facility and restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. During the fourth quarter of 2002, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million pre-tax. Of this amount, $3.8 million relates to a non-cash asset impairment charge for building, machinery and tooling, which was determined based on the then current market values for similar assets and broker quotes as compared to the net book value of these assets; and $8.7 million relates to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments began during the second quarter of 2003. As of June 30, 2003, payments of $0.7 million were made to approximately 100 employees. Payments are expected to continue through 2005. In addition, $0.3 million of the amount accrued at December 31, 2002 was reversed in the first half of 2003. Approximately $2.5 million of pre-tax costs which were not eligible for accrual in December 2002 and are not shown in the table above, primarily related to manufacturing inefficiencies, were expensed in the first half of 2003. Of the $2.5 million additional costs incurred during 2003, $2.3 million is classified as cost of sales and $0.2 million is classified as selling, general, and administrative expenses in the Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2003.

NMHG 2001 Restructuring Programs

During 2001, management committed to the restructuring of certain operations in Europe for both the Wholesale and Retail segments of the business. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax for severance and other employee benefits to be paid to approximately 285 direct and indirect factory labor and administrative personnel in Europe. As of December 31, 2002, payments of $3.4 million to approximately 245 employees had been made and $0.2 million of the amount originally accrued was reversed in 2002. Although the majority of the headcount reductions were made by the end of 2002, payments of $0.9 million to 16 employees were made during the first six months of 2003.

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. As of December 31, 2002, severance payments of $2.8 million had been made to approximately 110 employees. Although the majority of the headcount reductions were made by the end of 2002, during the first half of 2003, severance payments of $0.3 million were made to six employees. In addition, $0.4 million of the amount accrued at December 31, 2002 was reversed in the first six months of 2003.

Note 4 - Accounting for Guarantees
----------------------------------

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee for those guarantees initiated or modified after December 31, 2002. However, certain guarantees, including product warranties and guarantees between parties under common control (i.e., parent and subsidiary), are not required to be recognized at fair value at inception. FIN No. 45 also requires additional disclosures of guarantees, including product warranties and guarantees between parties under common control, beginning with interim or annual periods ending after December 15, 2002. Guarantees initiated prior to December 31, 2002 are not recognized as a liability measured at fair value per this Interpretation, but are subject to the disclosure requirements. The Company has made the required disclosures in these financial statements. Also, the Company has recognized guarantees included within the scope of this Interpretation and initiated after December 31, 2002 as liabilities measured at fair value. The adoption of the fair value provisions of this Interpretation did not have a material impact on the Company's financial position or results of operations for the three or six months ended June 30, 2003.

Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at June 30, 2003 and December 31, 2002 were $168.2 million and $153.6 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations, which are not significant, have been reserved for in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at June 30, 2003 was approximately $180.7 million, based on Company estimates.

NMHG has a 20% ownership interest in NMHG Financial Services, Inc. ("NFS"), a joint venture with GE Capital Corporation ("GECC"), formed primarily for the purpose of providing financial services to Hyster and Yale lift truck dealers and national account customers in the United States. NMHG's ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or another unrelated third-party. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of the customer or concentration issues within GECC necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At June 30, 2003, $122.2 million of the $168.2 million of guarantees discussed above related to transactions with NFS. In addition, in connection with the formation of the current joint venture agreement that expires in April 2004, NMHG also provides a guarantee to GECC for 20% of NFS' debt with GECC, such that NMHG would become liable under the terms of NFS' debt agreements with GECC in the case of default by NFS. At June 30, 2003, the amount of NFS' debt guaranteed by NMHG was $101.2 million. NFS has not defaulted under the terms of this debt financing in the past and NMHG does not expect NFS to default in the foreseeable future.

NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. In addition, NMHG sells extended warranty agreements which provide additional warranty up to three to five years or up to 3,600 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs are incurred to perform under the warranty contracts, in accordance with FASB Technical Bulletin 90-1,

"Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." The Company estimates the costs that may be incurred under its warranty programs, both standard and extended, and records a liability for such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, during the six months ended June 30, 2003 are as follows:


      Balance at December 31, 2002       $    41.9
      Warranties issued                       16.8
      Settlements made                       (16.1)
      Changes in estimates                    (2.2)
      Foreign currency effect                   .2
                                         ---------
      Balance at June 30, 2003           $    40.6
                                         =========

The Company's periodic review of the estimates used to calculate its warranty obligations resulted in an adjustment of $2.2 million recognized in the six months ended June 30, 2003 to reduce the estimated required accrual at June 30, 2003. This adjustment is not necessarily indicative of future trends or adjustments that may be required to adjust the warranty accrual during the remainder of 2003.

Note 5 - Unaudited Condensed Consolidating Guarantor and Non-Guarantor Financial
--------------------------------------------------------------------------------
Information
-----------

The following tables set forth the unaudited condensed consolidating statements of operations for the three and six month periods ended June 30, 2003 and 2002, the condensed consolidating statements of cash flows for the six month periods ended June 30, 2003 and 2002 and the condensed consolidating balance sheets as of June 30, 2003 and December 31, 2002. The following information is included as a result of the guarantee of the Parent Company's Senior Notes by each of NMHG's wholly owned U.S. subsidiaries ("Guarantor Companies"). None of the Company's other subsidiaries has guaranteed the Senior Notes. Each of the guarantees is joint and several and full and unconditional. "NMHG Holding" includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method.


           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                 (in millions)

                                     NMHG      Guarantor  Non-Guarantor  Consolidating      NMHG
                                  Holding Co.  Companies    Companies     Eliminations  Consolidated
                                 ------------  ---------  -------------  -------------  ------------

Revenues                         $        ---  $   257.5  $       231.2  $       (60.3) $      428.4

Cost of sales                             ---      219.8          193.4          (60.3)        352.9
Selling, general, and
   administrative expenses                ---       29.5           30.4            ---          59.9
                                 ------------  ---------  -------------  -------------  ------------

Operating profit                          ---        8.2            7.4            ---          15.6

Interest expense                          ---       (7.0)          (1.7)           ---          (8.7)
Other income                              ---         .3             .1            ---            .4
                                 ------------  ---------  -------------   ------------  ------------

Income before
   income taxes, minority
   interest and income from
   unconsolidated affiliates              ---        1.5            5.8            ---           7.3

Income tax provision                      ---        1.3            1.5            ---           2.8

Minority interest income                  ---        ---             .2            ---            .2

Income (loss) from
   unconsolidated affiliates              5.7        5.5            ---          (10.2)          1.0
                                 ------------  ---------   ------------   ------------   -----------

Net income (loss)                $        5.7  $     5.7   $        4.5   $      (10.2)  $       5.7
                                 ============  =========   ============   ============   ===========



           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                 (in millions)

                                    NMHG       Guarantor  Non-Guarantor  Consolidating      NMHG
                                  Holding Co.  Companies    Companies     Eliminations  Consolidated
                                 ------------  ---------  -------------  -------------  ------------

Revenues                         $        ---   $  248.3   $      181.0   $      (40.6)  $     388.7


Cost of sales                             ---      206.1          154.1          (40.0)        320.2
Selling, general, and
   administrative expenses                ---       31.0           26.9             .2          58.1
                                 ------------  ---------   ------------   ------------   -----------


Operating profit (loss)                   ---       11.2            ---            (.8)         10.4

Interest expense                         (1.8)      (5.7)          (2.2)           1.1          (8.6)
Other expense                             ---       (2.4)          (1.7)           ---          (4.1)
                                 ------------  ---------   ------------   ------------   -----------

Income (loss) before
   income taxes, minority
   interest and income from
   unconsolidated affiliates             (1.8)       3.1           (3.9)            .3          (2.3)

Income tax provision (benefit)            (.8)      (1.7)           1.6             .2           (.7)

Minority interest income                  ---        ---             .3            ---            .3

Income (loss) from
   unconsolidated affiliates              (.2)      (5.0)           ---            5.3            .1
                                 ------------   --------    -----------   ------------   -----------

Net income (loss)                $       (1.2)  $    (.2)   $      (5.2)  $        5.4   $      (1.2)
                                 ============   ========    ===========   ============   ===========


            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                  (in millions)

                                    NMHG       Guarantor  Non-Guarantor  Consolidating      NMHG
                                  Holding Co.  Companies    Companies     Eliminations  Consolidated
                                 ------------  ---------  -------------  -------------  ------------

 Revenues                        $        ---  $   520.3  $       445.3  $      (118.2) $      847.4

 Cost of sales                            ---      441.6          373.7         (118.2)        697.1
 Selling, general, and
    administrative expenses               ---       62.1           59.9            ---         122.0
                                 ------------  ---------  -------------  -------------  ------------

 Operating profit                         ---       16.6           11.7            ---          28.3

 Interest expense                         ---      (14.0)          (3.3)           ---         (17.3)
 Other income                             ---        ---             .2            ---            .2
                                 ------------  ---------  -------------- -------------  ------------

 Income before income
    taxes, minority interest and
    income from
    unconsolidated affiliates             ---        2.6             8.6           ---          11.2

 Income tax provision                     ---        2.2             2.2           ---           4.4

 Minority interest income                 ---        ---              .5           ---            .5
 Income (loss) from
    unconsolidated affiliates             9.0        8.6             ---         (15.9)          1.7
                                 ------------   --------   ------------- -------------  ------------

 Net income (loss)               $        9.0   $    9.0   $         6.9 $       (15.9) $        9.0
                                 ============   ========   ============= =============  ============


            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                  (in millions)

                                    NMHG       Guarantor  Non-Guarantor  Consolidating       NMHG
                                  Holding Co.  Companies    Companies     Eliminations   Consolidated
                                 ------------  ---------  -------------  -------------   ------------

 Revenues                        $        ---  $   487.4  $       362.3  $       (89.2)  $      760.5

 Cost of sales                            ---      414.3          305.2          (89.2)         630.3
 Selling, general, and
    administrative expenses               ---       61.7           51.5             ---         113.2
                                 ------------  ---------  -------------  --------------  ------------

 Operating profit                         ---       11.4            5.6             ---          17.0

 Interest expense                        (3.6)      (8.2)          (2.3)            ---         (14.1)
 Other income (expense)                   ---       (1.0)          (2.0)            ---          (3.0)
                                 ------------  ---------  -------------  --------------  ------------

 Income (loss) before income
    taxes, minority interest and
    income from
     unconsolidated  affiliates          (3.6)       2.2            1.3             ---           (.1)

 Income tax provision (benefit)          (1.4)      (1.8)           1.6             ---          (1.6)

 Minority interest income                 ---        ---             .5             ---            .5

 Income (loss) from
    unconsolidated affiliates             5.3        1.3            ---            (5.5)          1.1
                                 ------------  ---------  -------------  --------------  ------------

 Net income (loss)               $        3.1  $     5.3  $          .2  $         (5.5) $        3.1
                                 ============  =========  =============  ==============  ============



                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2003
                                  (in millions)

                                                 NMHG       Guarantor  Non-Guarantor  Consolidating     NMHG
                                               Holding Co.  Companies    Companies     Eliminations  Consolidated
                                               -----------  ---------  -------------  -------------  ------------

Cash and cash equivalents                      $       ---  $     6.1  $        22.6  $         ---  $       28.7
Accounts and notes receivable, net                     9.5       92.5          192.4          (81.6)        212.8
Inventories                                            ---      130.8          119.1            ---         249.9
Other current assets                                   2.8       43.2           16.0           (3.2)         58.8
                                               -----------  ---------  -------------  -------------  ------------
  Total current assets                                12.3      272.6          350.1          (84.8)        550.2

Property, plant and equipment, net                     ---      131.0          107.0            ---         238.0
Goodwill                                               ---      307.3           40.2            ---         347.5
Other non-current assets                             645.4      278.6           31.7         (882.9)         72.8
                                               -----------  ---------  -------------  -------------  -------------
Total Assets                                   $     657.7  $   989.5  $       529.0  $      (967.7) $    1,208.5
                                               ===========  =========  =============  =============  ============

Accounts and intercompany notes
   payable                                     $       2.5  $   126.9  $       141.9  $       (72.5) $      198.8
Other current liabilities                              3.3      113.7           82.9          (16.3)        183.6
Revolving credit agreements                            2.0        ---           13.6            ---          15.6
                                               -----------  ---------  -------------  -------------  ------------
  Total current liabilities                            7.8      240.6          238.4          (88.8)        398.0

Long-term debt                                       247.3      261.8           41.4         (278.2)        272.3
Other long-term liabilities                            ---      105.4           46.7          (16.5)        135.6

Stockholder's equity                                 402.6      381.7          202.5         (584.2)        402.6
                                               -----------  ---------  -------------  -------------  ------------
Total liabilities and stockholder's equity     $     657.7  $   989.5  $       529.0  $      (967.7) $    1,208.5
                                               ===========  =========  =============  =============  ============



                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2002
                                  (in millions)

                                                  NMHG      Guarantor  Non-Guarantor  Consolidating      NMHG
                                               Holding Co.  Companies    Companies     Eliminations  Consolidated
                                               -----------  ---------  -------------  -------------  ------------

Cash and cash equivalents                      $       ---  $     5.3  $        49.6  $         ---  $        54.9
Accounts and notes receivable, net                    259.7     120.3          161.7         (348.6)         193.1
Inventories                                             ---     121.5          100.5            ---          222.0
Other current assets                                    3.7      55.2            9.3            (.3)          67.9
                                               ------------ ---------  -------------  -------------  -------------
  Total current assets                                263.4     302.3          321.1         (348.9)         537.9

Property, plant and equipment, net                      ---     133.3          108.8            ---          242.1
Goodwill                                                ---     307.3           36.4            ---          343.7
Other non-current assets                              374.8     238.4           27.1         (560.5)          79.8
                                               ------------ ---------  -------------  -------------  -------------
Total Assets                                   $      638.2 $   981.3  $       493.4  $      (909.4) $     1,203.5
                                               ============ =========  =============  =============  =============

Accounts and intercompany notes
   payable                                     $        --- $   375.2  $       152.5  $      (340.8) $       186.9
Other current liabilities                               3.6     114.4           75.1          (12.5)         180.6
Revolving credit agreements                             5.2       ---           26.1            ---           31.3
                                               ------------ ---------  -------------  -------------  -------------
  Total current liabilities                             8.8     489.6          253.7         (353.3)         398.8

Long-term debt                                        247.1      11.5           14.9            ---          273.5
Other long-term liabilities                             ---     118.7           44.2          (14.0)         148.9
Stockholder's equity                                  382.3     361.5          180.6         (542.1)         382.3
                                               ------------ ---------  -------------  -------------  -------------
Total liabilities and stockholder's equity     $      638.2 $   981.3  $       493.4  $      (909.4) $     1,203.5
                                               ============ =========  =============  =============  =============


            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                  (in millions)

                                                      NMHG      Guarantor   Non-Guarantor   Consolidating        NMHG
                                                   Holding Co.  Companies     Companies      Eliminations    Consolidated
                                                  ------------  ---------   -------------   -------------    ------------

Net cash provided by (used for) operating
   activities                                     $        3.1  $      4.5   $       (9.3)  $        (5.3)   $        (7.0)

Investing activities
  Expenditures for property, plant and equipment           ---        (6.3)          (4.5)            ---            (10.8)
  Proceeds from the sale of assets                         ---        11.5            1.5             ---             13.0
                                                  ------------  ----------  -------------   -------------    -------------
    Net cash provided by (used for) investing
     activities                                            ---         5.2           (3.0)            ---              2.2

Financing activities
  Additions to long-term debt and revolving
     credit agreements                                     ---         2.1            13.5            ---             15.6
  Reductions of long-term debt and revolving
     credit agreements                                    (3.1)       (1.9)          (29.1)           ---            (34.1)
  Notes receivable/payable, affiliates                     2.6        (6.6)            1.2            2.8              ---
  Other-net                                               (2.6)       (2.5)            ---            2.5             (2.6)
                                                  ------------  ----------  --------------  -------------    -------------
    Net cash provided by (used for) financing
     activities                                           (3.1)       (8.9)          (14.4)           5.3            (21.1)

Effect of exchange rate changes on cash                    ---         ---             (.3)           ---              (.3)
                                                  ------------  ----------  --------------  -------------    -------------

Cash and cash equivalents
Increase (decrease) for the period                         ---          .8           (27.0)           ---            (26.2)
Balance at the beginning of the period                     ---         5.3            49.6            ---             54.9
                                                  ------------  ----------  --------------  -------------    -------------
Balance at the end of the period                  $        ---  $      6.1  $         22.6  $         ---    $        28.7
                                                  ============  ==========  ==============  =============    =============



            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                  (in millions)

                                                     NMHG       Guarantor   Non-Guarantor   Consolidating         NMHG
                                                  Holding Co.   Companies     Companies      Eliminations     Consolidated
                                                  -----------   ---------   -------------   -------------     ------------

Net cash provided by (used for) operating
   activities                                     $      (3.4)  $    44.5   $          .4   $          .2     $       41.7

Investing activities
  Expenditures for property, plant and equipment          ---        (6.1)           (2.5)            (.5)            (9.1)
  Proceeds from the sale of assets                        ---          .4              .3             ---               .7
  Other-net                                             132.7          .7             ---          (132.7)              .7
                                                  -----------   ---------   -------------   -------------     ------------
    Net cash provided by (used for) investing
     activities                                         132.7        (5.0)           (2.2)         (133.2)            (7.7)

Financing activities
  Additions to long-term debt and revolving
     credit agreements                                  266.2         4.5            17.5             ---            288.2
  Reductions of long-term debt and revolving
     credit agreements                                    ---      (277.1)          (20.1)            ---           (297.2)
  Notes receivable/payable, affiliates                 (367.6)      355.9             3.4              .3             (8.0)
  Other-net                                             (27.9)     (132.8)            ---           132.7            (28.0)
                                                  -----------   ---------   -------------   -------------     ------------
    Net cash provided by (used for) financing
     activities                                        (129.3)      (49.5)             .8           133.0            (45.0)

Effect of exchange rate changes on cash                   ---         ---             2.3             ---              2.3
                                                  -----------   ---------   -------------   -------------     ------------

Cash and cash equivalents
Increase (decrease) for the period                        ---       (10.0)            1.3             ---             (8.7)
Balance at the beginning of the period                    ---        21.9            37.7             ---             59.6
                                                  -----------   ---------   -------------   -------------     ------------
Balance at the end of the period                  $       ---   $    11.9   $        39.0   $         ---     $       50.9
                                                  ===========   =========   =============   =============     ============


Note 6 - Segment Information
----------------------------

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


                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  JUNE 30                         JUNE 30
                                                       ------------------------------  ------------------------------
                                                            2003             2002           2003            2002
                                                       --------------   -------------  --------------  --------------
 REVENUES FROM EXTERNAL CUSTOMERS
     NMHG Wholesale                                    $        389.2   $       347.2  $        771.8  $        674.9
     NMHG Retail                                                 57.5            58.6           111.4           114.8
     NMHG Eliminations                                          (18.3)          (17.1)          (35.8)          (29.2)
                                                       --------------   -------------  --------------  --------------
   NMHG Consolidated                                   $        428.4   $       388.7  $        847.4  $        760.5
                                                       ==============   =============  ==============  ==============

 GROSS PROFIT
     NMHG Wholesale                                    $         64.3   $        57.6  $        128.4  $        106.4
     NMHG Retail                                                 11.5            10.6            21.8            22.9
     NMHG Eliminations                                            (.3)             .3              .1              .9
                                                       --------------   -------------  --------------  --------------
   NMHG Consolidated                                   $         75.5   $        68.5  $        150.3  $        130.2
                                                       ==============   =============  ==============  ==============

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     NMHG Wholesale                                    $         48.8   $        44.4  $         99.2  $         86.8
     NMHG Retail                                                 11.2            14.0            22.9            27.0
     NMHG Eliminations                                            (.1)            (.3)            (.1)            (.6)
                                                       --------------   -------------  --------------  --------------
   NMHG Consolidated                                   $         59.9   $        58.1  $        122.0  $        113.2
                                                       ==============   =============  ==============  ==============

OPERATING PROFIT (LOSS)
    NMHG Wholesale                                     $         15.5   $        13.2  $         29.2  $         19.6
    NMHG Retail                                                    .3            (3.4)           (1.1)           (4.1)
    NMHG Eliminations                                             (.2)             .6              .2             1.5
                                                       --------------   -------------  --------------  --------------
  NMHG Consolidated                                    $         15.6   $        10.4  $         28.3  $         17.0
                                                       ==============   =============  ==============  ==============

INTEREST EXPENSE
    NMHG Wholesale                                     $         (7.3)  $        (6.6) $        (14.5) $        (10.2)
    NMHG Retail                                                   (.9)            (.9)           (1.8)           (1.7)
    NMHG Eliminations                                             (.5)           (1.1)           (1.0)           (2.2)
                                                       --------------   -------------- --------------  --------------
  NMHG Consolidated                                    $         (8.7)  $        (8.6) $        (17.3) $        (14.1)
                                                       ==============   ============== ==============  ==============

INTEREST INCOME
    NMHG Wholesale                                     $           .7   $          .6  $          1.2  $          1.2
    NMHG Retail                                                   ---             ---              .1             ---
                                                       --------------   -------------  --------------  --------------
  NMHG Consolidated                                    $           .7   $          .6  $          1.3  $          1.2
                                                       ==============   =============  ==============  ==============

OTHER-NET, INCOME (EXPENSE)
    NMHG Wholesale                                     $           .3   $        (3.6) $          ---  $         (2.1)
    NMHG Retail                                                    .4            (1.0)             .6            (1.0)
                                                       --------------   -------------  --------------  --------------
  NMHG Consolidated                                    $           .7   $        (4.6) $           .6  $         (3.1)
                                                       ==============  ==============  ==============  ==============




                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  JUNE 30                          JUNE 30
                                                      -------------------------------   ----------------------------
                                                           2003              2002             2003           2002
                                                      --------------    --------------  -------------   ------------
INCOME TAX PROVISION (BENEFIT)
    NMHG Wholesale                                    $          3.1    $          1.4  $         5.4   $         .9
    NMHG Retail                                                 ---               (1.9)           (.7)          (2.2)
    NMHG Eliminations                                            (.3)              (.2)           (.3)           (.3)
                                                      --------------    --------------  -------------   ------------
  NMHG Consolidated                                   $          2.8    $          (.7) $         4.4   $       (1.6)
                                                      ==============    ==============  =============   ============

NET INCOME (LOSS)
    NMHG Wholesale                                    $          6.3    $          2.5  $        11.0   $        8.1
    NMHG Retail                                                  (.2)             (3.4)          (1.5)          (4.6)
    NMHG Eliminations                                            (.4)              (.3)           (.5)           (.4)
                                                      --------------    --------------  -------------   ------------
  NMHG Consolidated                                   $          5.7    $         (1.2) $         9.0   $        3.1
                                                      ==============    ==============  =============   ============

DEPRECIATION, DEPLETION AND
  AMORTIZATION EXPENSE
    NMHG Wholesale                                    $          6.6    $          7.6  $        13.2   $       15.2
    NMHG Retail                                                  2.4               2.5            4.3            5.5
                                                      --------------    --------------  -------------   ------------
  NMHG Consolidated                                   $          9.0    $         10.1  $        17.5   $       20.7
                                                      ==============    ==============  =============   ============

CAPITAL EXPENDITURES
    NMHG Wholesale                                    $          5.6    $          2.4  $         8.4   $        7.8
    NMHG Retail                                                  1.7                .5            2.4            1.3
                                                      --------------    --------------  -------------   ------------
  NMHG Consolidated                                   $          7.3    $          2.9  $        10.8   $        9.1
                                                      ==============    ==============  =============   ============



                                                                                      JUNE 30          DECEMBER 31
                                                                                        2003              2002
                                                                                 ---------------    ----------------
TOTAL ASSETS
    NMHG Wholesale                                                               $       1,117.7    $        1,070.7
    NMHG Retail                                                                            172.0               187.7
    NMHG Holding/Eliminations                                                              (81.2)              (54.9)
                                                                                 ---------------    ----------------
  NMHG Consolidated                                                              $       1,208.5    $        1,203.5
                                                                                 ===============   =================


NACCO charges fees to its operating subsidiaries for services provided by NACCO's corporate headquarters. The amounts charged to NMHG were $2.1 million and $4.1 million for the three and six month periods ended June 30, 2003, respectively. This compares with $1.7 million and $3.5 million for the three and six month periods ended June 30, 2002, respectively.

Note 7 - Accounting Standards Not Yet Adopted
---------------------------------------------

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

The Company will adopt this Interpretation for the reporting period beginning on July 1, 2003, as required. NMHG does have an interest in a variable interest entity, NFS. The Company, however, has concluded that NMHG is not the primary beneficiary and the Company does not consider NMHG's variable interest to be significant. NMHG will continue to use the equity method to account for its 20% interest in NFS. The Company continues to review two other entities with which NMHG is affiliated to determine if they meet the definition of a variable interest entity. The Company expects to have its analysis complete and adopt FIN No. 46 during the third quarter of 2003.

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

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement requires the recognition of a cumulative effect of a change in accounting transition adjustment for financial instruments existing at adoption date. The Company has not yet determined what impact, if any, the adoption of this Statement will have on its results of operations or financial position.

Note 8 - Equity Investments
---------------------------

NMHG has a 20% ownership interest in NFS, a joint venture with GECC, formed primarily for the purpose of providing financial services to Hyster and Yale lift truck dealers and national account customers in the United States. NMHG's ownership in NFS is accounted for using the equity method of accounting. See Notes 4 and 7.

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

Summarized financial information for these equity investments is as follows:

                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                JUNE 30                JUNE 30
                          --------------------    ------------------
                           2003          2002       2003       2002
                          -------      -------    -------     ------
     Revenues             $  63.5      $  54.9    $ 119.9    $  94.9
     Gross Profit         $  21.9      $  18.7    $  42.0    $  31.2
     Net Income           $   2.9      $   2.1    $   6.3    $   3.6

                  Item 2 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                          (Tabular Amounts in Millions)

=================================================================
Critical Accounting Policies and Estimates
=================================================================

Please refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 10 and 11 in the Company's Form 10-K for the fiscal year ended December 31, 2002.


==================================
FINANCIAL REVIEW
==================================

The segment and geographic results of operations for NMHG were as follows:

                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     JUNE 30                       JUNE 30
                                           --------------------------    --------------------------
                                                2003         2002            2003           2002
                                           ------------   -----------    -----------    -----------
Revenues
    Wholesale
      Americas                             $      251.7   $     237.6    $     507.9    $     465.9
      Europe, Africa and Middle East              111.5          92.2          214.2          176.8
      Asia-Pacific                                 26.0          17.4           49.7           32.2
                                           ------------   -----------    -----------    -----------
                                                  389.2         347.2          771.8          674.9
                                           ------------   -----------    -----------    -----------
    Retail (net of eliminations)
      Americas                                       .5           6.4            1.2           14.0
      Europe, Africa and Middle East               19.9          16.2           37.4           32.3
      Asia-Pacific                                 18.8          18.9           37.0           39.3
                                           ------------   -----------    -----------    -----------
                                                   39.2          41.5           75.6           85.6
                                           ------------   -----------    -----------    -----------
      NMHG Consolidated                    $      428.4   $     388.7    $     847.4    $     760.5
                                           ============   ===========    ===========    ===========

Operating profit (loss)
    Wholesale
      Americas                             $       13.0   $      11.6    $      26.2    $      20.8
      Europe, Africa and Middle East                1.6           1.8            2.1           (1.0)
      Asia-Pacific                                   .9           (.2)            .9            (.2)
                                           ------------   -----------    -----------    -----------
                                                   15.5          13.2           29.2           19.6
                                           ------------   -----------    -----------    -----------
    Retail (net of eliminations)
      Americas                                      (.1)          (.4)            .1            (.2)
      Europe, Africa and Middle East                (.8)           .7           (2.3)           1.0
      Asia-Pacific                                  1.0          (3.1)           1.3           (3.4)
                                           ------------   -----------    -----------    -----------
                                                     .1          (2.8)           (.9)          (2.6)
                                           ------------   -----------    -----------    -----------
      NMHG Consolidated                    $       15.6   $      10.4    $      28.3    $      17.0
                                           ============   ===========    ===========    ===========




                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     JUNE 30                       JUNE 30
                                           --------------------------    -------------------------
                                               2003           2002          2003           2002
                                           ------------   -----------    -----------   -----------
Interest expense
    Wholesale                              $       (7.3)  $      (6.6)   $     (14.5)  $     (10.2)
    Retail (net of eliminations)                   (1.4)         (2.0)          (2.8)         (3.9)
                                           ------------   -----------    -----------   -----------
      NMHG Consolidated                    $       (8.7)  $      (8.6)   $     (17.3)  $     (14.1)
                                           ============   ===========    ===========   ===========

Other-net
    Wholesale                              $        1.0   $      (3.0)   $       1.2   $       (.9)
    Retail (net of eliminations)                     .4          (1.0)            .7          (1.0)
                                           ------------   -----------    -----------   -----------
      NMHG Consolidated                    $        1.4   $      (4.0)   $       1.9   $      (1.9)
                                           ============   ===========    ===========   ===========

Net income (loss)
    Wholesale                              $        6.3   $       2.5    $      11.0   $       8.1
    Retail (net of eliminations)                    (.6)         (3.7)          (2.0)         (5.0)
                                           ------------   -----------    -----------   -----------
      NMHG Consolidated                    $        5.7   $      (1.2)   $       9.0   $       3.1
                                           ============   ===========    ===========   ===========

Effective tax rate
    Wholesale                                      33.7%         38.9%          34.0%         10.6%
    Retail (net of eliminations)                   33.3%         36.2%          33.3%         33.3%
      NMHG Consolidated                            33.7%         31.8%          34.1%          (a)


(a) The effective tax rate for the six months ended June 30, 2002 for NMHG Consolidated is not meaningful. See below.


The effective tax rate for the six months ended June 30, 2002 is 10.6% for NMHG Wholesale and is not meaningful for NMHG Consolidated due to a $1.9 million tax benefit recognized in the first quarter of 2002 related to the recognition of previously generated losses in China, combined with a relatively low level of pre-tax income. These factors resulted in a net tax benefit generated on pre-tax income for NMHG Consolidated.

Second Quarter of 2003 Compared with Second Quarter of 2002

NMHG Wholesale: Revenues increased to $389.2 million in the second quarter of 2003, up 12.1% from $347.2 million in the second quarter of 2002. The increase in revenues was largely due to increased unit volume worldwide, a shift in mix to higher-priced lift trucks and favorable foreign currency movements. Lift truck shipments increased 5.1% to 16,961 units in the second quarter of 2003 from 16,135 units in the second quarter of 2002.

Operating profit increased to $15.5 million in the second quarter of 2003 from $13.2 million in the second quarter of 2002. Operating profit improved primarily due to (i) a favorable shift in mix to higher-margin lift trucks, (ii) a $1.6 million favorable adjustment related to favorable product liability experience and (iii) a $1.1 million gain on the sale of idle property recorded in the second quarter of 2003. In addition, operating profit in 2002 included an impairment loss of approximately $0.8 million, included in selling, general and administrative expenses in the accompanying statement of operations, on certain property, consisting primarily of land, owned in South America due to an estimated decline in value based on broker quotes. These increases in operating profit were partially offset by (i) unfavorable foreign currency effects largely as a result of the weakening U.S. dollar against the euro, (ii) increased product development expenses and (iii) additional expenses, which were not eligible for accrual in 2002, related to the previously announced phase-out of the Lenoir, North Carolina lift truck component facility. See additional discussion of the NMHG Wholesale restructuring programs under the heading "NMHG Restructuring Plans" in this Form 10-Q.

Net income increased to $6.3 million in the second quarter of 2003 from $2.5 million in the second quarter of 2002 primarily as a result of the factors affecting operating profit plus increased income from unconsolidated affiliates and certain favorable foreign currency transactions. Also affecting the comparability of net income is a decrease in the loss on interest rate swap agreements: the second quarter of 2002 net income includes a pre-tax expense of $3.1 million related to (i) the mark-to-market of interest rate swap agreements that no longer qualified for hedge accounting due to the refinancing of NMHG's debt and (ii) the recognition of previously deferred losses on these interest rate swap agreements.

The worldwide backlog level increased to 19,400 units at June 30, 2003 from 17,500 units at June 30, 2002 and 17,300 units at the end of the first quarter of 2003 primarily due to an increase in demand.

NMHG Retail (net of eliminations): Revenues decreased to $39.2 million in the second quarter of 2003 from $41.5 million in the second quarter of 2002. This decrease is primarily due to the January 3, 2003 sale of NMHG Retail's only wholly owned U.S. dealer. NMHG Retail-Americas revenues were $0.5 million in the second quarter of 2003 compared with $6.4 million in the second quarter of 2002. This decrease in Americas revenues was partially offset by an increase in revenues due to favorable foreign currency effects. NMHG Retail generated an operating profit of $0.1 million in the second quarter of 2003 compared with an operating loss of $2.8 million in the second quarter of 2002, which was primarily the result of stronger operating results in Asia-Pacific. NMHG Retail's net loss improved to $0.6 million from a net loss of $3.7 million in the second quarter of 2002 due to the factors affecting operating profit and a decrease in interest expense allocated to NMHG Retail and favorable foreign currency movements included in other-net expenses.

First Six Months of 2003 Compared with First Six Months of 2002

NMHG Wholesale: Revenues increased to $771.8 million in the first six months of 2003 from $674.9 million in the first six months of 2002. The increase in revenues was primarily the result of increased unit volume, favorable foreign currency movements and, to a lesser degree, a favorable shift in mix to higher-priced lift trucks. Unit shipments increased 10.6% to 34,413 units in the first six months of 2003 as compared with 31,106 in the first six months of 2002.

Operating profit increased to $29.2 million in the first half of 2003 from $19.6 million in the first half of 2002. The increase in operating profit was primarily the result of a favorable shift in mix to higher-margin lift trucks and increased volume, partially offset by increased product development and marketing expenses and unfavorable foreign currency effects largely as a result of the weakening U.S. dollar against the euro.

Net income increased to $11.0 million in the first six months of 2003 from $8.1 million in the first six months of 2002 as a result of the factors affecting operating profit and additional income from unconsolidated affiliates and a decrease in the loss on interest rate swap agreements. These factors were partially offset by an increase in interest expense, including the amortization of deferred financing fees.

NMHG Retail (net of eliminations): Revenues decreased to $75.6 million in the first six months of 2003 from $85.6 million in the first six months of 2002. This decrease is primarily due to the January 3, 2003 sale of NMHG Retail's only wholly owned U.S. dealer, partially offset by an increase in units sold in Europe. NMHG Retail-Americas revenues were $1.2 million in the first six months of 2003 compared with $14.0 million in the first six months of 2002. NMHG Retail generated an operating loss of $0.9 million in the first six months of 2003 compared with an operating loss of $2.6 million in the first six months of 2002, primarily as a result of stronger operating results in Asia-Pacific. NMHG Retail's net loss improved to $2.0 million in the six months ended June 30, 2003 from a net loss of $5.0 million in the first six months of 2002 due to the factors affecting operating profit and a decrease in interest expense allocated to NMHG Retail and favorable foreign currency movements included in other-net expenses.

NMHG Restructuring Plans

NMHG 2002 Restructuring Program

As announced in December 2002, NMHG Wholesale is phasing out its Lenoir, North Carolina, lift truck component facility and restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. During the fourth quarter of 2002, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million pre-tax. Of this amount, $3.8 million relates to a non-cash asset impairment charge for building, machinery and tooling, which was determined based on the then current market values for similar assets and broker quotes as compared to the net book value of these assets; and $8.7 million relates to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments began during the second quarter of 2003. As of June 30, 2003, payments of $0.7 million were made to approximately 100 employees. Payments are expected to continue through 2005. In addition, $0.3 million of the amount accrued at December 31, 2002 was reversed in the first half of 2003.

Approximately $2.5 million of pre-tax costs primarily related to manufacturing inefficiencies, which were not eligible for accrual in December 2002, were expensed in the first six months of 2003. Of the additional costs incurred during 2003, $2.3 million is classified as cost of sales and the remaining $0.2 million is classified as selling, general and administrative expenses in the Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2003. Additional costs for severance and manufacturing inefficiencies are expected to be approximately $8.1 million for the remainder of 2003, $8.5 million in 2004 and $5.7 million in 2005. Initial net benefits from this restructuring program are expected to be realized in 2004 with a full twelve months of estimated annual pre-tax benefits of approximately $14.3 million expected beginning in 2005. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies. In addition, outlays for capital expenditures, primarily for new tooling and equipment, of approximately $4.3 million are expected for the remainder of 2003.

This restructuring program will allow the Company to re-focus its product line manufacturing activities, including the manufacture of new product lines in Europe. As a result, the Company expects to receive government grants during 2003 through 2005 totaling approximately $6.5 million over that three-year period. Of this total amount, $1.1 million is expected to be received in 2003.

NMHG 2001 Restructuring Programs

During 2001, management committed to the restructuring of certain operations in Europe for both the Wholesale and Retail segments of the business. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax for severance and other employee benefits to be paid to approximately 285 direct and indirect factory labor and administrative personnel in Europe. As of December 31, 2002, payments of $3.4 million to approximately 245 employees had been made and $0.2 million of the amount originally accrued was reversed in 2002. Payments of $0.9 million to 16 employees were made during the first six months of 2003. The majority of the headcount reductions were made by the end of 2002. As a result of the reduced headcount in Europe, NMHG Wholesale realized pre-tax cost savings primarily from reduced employee wages and benefits of $4.6 million for the first six months of 2003 and estimates pre-tax savings of $4.6 million for the remainder of 2003. Annual pre-tax cost saving of $9.2 million are expected to continue subsequent to 2003 as a result of this program. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies or due to changes in foreign currency rates.

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. As of December 31, 2002, severance payments, net of currency effects, of $2.8 million had been made to approximately 110 employees. During the first six months of 2003, severance payments of $0.3 million were made to six employees. In addition, $0.4 million of the amount accrued at December 31, 2002 was reversed in the first six months of 2003. The majority of the headcount reductions were made by the end of 2002. Cost savings primarily from reduced employee wages, employee benefits and lease costs of approximately $1.6 million pre-tax were realized in the first six months of 2003 and are expected to be approximately $1.6 million for the remainder of 2003 related to this program. Annual pre-tax cost saving of $3.1 million are expected to continue subsequent to 2003 as a result of this program. Estimated benefits could be reduced by additional severance payments, if any, made to employees above the statutory or contractually required amount that was accrued in 2001 or due to changes in foreign currency rates.


LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $8.4 million for NMHG Wholesale and $2.4 million for NMHG Retail during the first six months of 2003. These capital expenditures include tooling for new products, machinery, equipment and lease and rental fleet. It is estimated that NMHG's capital expenditures for the remainder of 2003 will be approximately $20.8 million for NMHG Wholesale and $0.8 million for NMHG Retail. Planned expenditures for the remainder of 2003 include tooling for new products, capital expenditures arising as a result of the manufacturing restructuring programs, replacement of machinery and equipment and additions to retail lease and rental fleet. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.

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

Additionally, NMHG has a secured, floating-rate revolving credit facility which expires in May 2005. Availability under the revolving credit facility is up to $175.0 million and is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the revolving credit facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. At June 30, 2003, the borrowing base under the revolving credit facility was $105.3 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $15.0 million. Borrowings outstanding under this facility were $2.0 million at June 30, 2003. Therefore, at June 30, 2003, the excess availability under the revolving credit facility was $103.3 million. The floating rate of interest applicable to this facility on June 30, 2003 was 5.875%, including the applicable floating rate margin.

In addition to the amount outstanding under the Senior Notes and the revolving credit facility, NMHG had borrowings of approximately $33.0 million outstanding at June 30, 2003 under various foreign working capital facilities and other domestic term loans.

NMHG believes that funds available under the revolving credit facility, other available lines of credit and operating cash flows are sufficient to finance all of its operating needs and commitments arising during the foreseeable future.

NMHG's capital structure is presented below:

                                                                       JUNE 30       DECEMBER 31
                                                                         2003           2002
                                                                     -----------   ---------------

   Total net tangible assets                                         $     361.2   $         362.8
   Goodwill and other intangibles at cost                                  494.7             487.7
                                                                     -----------   ---------------
      Net assets before amortization of intangibles                        855.9             850.5
   Accumulated goodwill and other intangibles amortization                (145.6)           (142.3)
   Total debt                                                             (307.0)           (324.8)
   Minority interest                                                         (.7)             (1.1)
                                                                     -----------   ---------------

   Stockholder's equity                                              $     402.6   $         382.3
                                                                     ===========   ===============

   Debt to total capitalization                                               43%               46%


The decrease in total net tangible assets of $1.6 million is in part due to a $26.2 million decrease in cash, an $8.6 million decrease in net assets as a result of the sale of NMHG Retail's wholly owned U.S. dealership on January 3, 2003, an $11.9 million increase in trade and intercompany accounts payable and a $9.1 million increase in other current liabilities. These decreases were partially offset by increases of $24.1 million in trade and intercompany accounts receivable and a $27.9 million increase in inventory. Stockholder's equity at June 30, 2003 increased $20.3 million as a result of net income of $9.0 million and a favorable foreign currency translation adjustment of $16.4 million partially offset by a dividend to NACCO of $5.0 million and an unfavorable adjustment to the deferred loss on hedges of $0.1 million.



EFFECTS OF FOREIGN CURRENCY

NMHG operates internationally and enters into transactions denominated in foreign currencies. As such, the Company's financial results are subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating profit and net income (loss) have either been discussed above or were not material in the three and six months ended June 30, 2003 as compared with the three and six months ended June 30, 2002.


OUTLOOK

NMHG Wholesale

NMHG Wholesale expects overall lift truck shipments to increase moderately in the second half of 2003 compared with the second half of 2002. While global market prospects continue to be more uncertain than usual, lift truck markets in the Americas are anticipated to improve in the second half of 2003 while markets in Europe and Asia-Pacific are expected to remain relatively flat.

NMHG Wholesale expects that results in the second half of 2003 will be affected by ongoing costs for a product development program that is expected to mature in 2004-2006 and additional costs related to the Lenoir, North Carolina, and Irvine, Scotland, manufacturing restructuring program announced in December 2002.


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

(1) changes in demand for lift trucks and related aftermarket parts and service on a worldwide basis, especially in the U.S. where the Company derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or changes in costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products,
(6) product liability or other litigation, warranty claims or returns of products, (7) delays in or increased costs of restructuring programs, (8) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement initiatives, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) acquisitions and/or dispositions of dealerships by NMHG, and (11) the uncertain impact on the economy or the public's confidence in general from terrorist activities and the impact of the situation in Iraq.

                         Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective.

Changes in internal controls: Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                     Part II
                                OTHER INFORMATION

Item 1.         Legal Proceedings - None
-------         -----------------

Item 5.         Other Information - None
-------         -----------------

Item 6.         Exhibits and Reports on Form 8-K
-------         --------------------------------
                (a) Exhibits.
                    See Exhibit Index on page 32 of this quarterly report on Form 10-Q.
                (b) Reports on Form 8-K.
                    None.

                                    Signature





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              NMHG Holding Co.
                                   ---------------------------------------------
                                                (Registrant)


Date      August 14, 2003                   /s/ Michael K. Smith
        -------------------        ---------------------------------------------
                                              Michael K. Smith
                                   Vice President Finance & Information Systems
                                            and Chief Financial Officer
                                         (Authorized Officer and Principal
                                         Financial and Accounting Officer)

                                  Exhibit Index





Exhibit
Number*       Description of Exhibits
-------       -----------------------

31.1 Certification of Reginald R. Eklund pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2          Certification of Michael K. Smith pursuant to Rule
              13a-14(a)/15d-14(a) of the Exchange Act

32 Certifications pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Reginald R. Eklund and Michael K. Smith



*Numbered in accordance with Item 601 of Regulation S-K.