Form 10-Q
period 2003-09-30
NMHG HOLDING CO
filed 2003-11-13
CIK 1173514

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

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

                                                     YES  [X]      NO [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                     YES  [ ]      NO [X]

At October 31, 2003, 100 common shares were outstanding.

                                NMHG HOLDING CO.

                                TABLE OF CONTENTS

                                                                                                   Page Number
                                                                                                   -----------
PART I.            FINANCIAL INFORMATION

                   Item 1     Financial Statements

                              Unaudited Condensed Consolidated Balance Sheets -
                              September 30, 2003 and December 31, 2002                                    3

                              Unaudited Condensed Consolidated Statements of Operations
                              for the Three Months and Nine Months Ended September 30, 2003
                              and 2002                                                                    4

                              Unaudited Condensed Consolidated Statements of Cash Flows
                              for the Nine Months Ended September 30, 2003 and 2002                       5

                              Unaudited Condensed Consolidated Statements of Changes
                              in Stockholder's Equity for the Nine Months Ended
                              September 30, 2003 and 2002                                                 6

                              Notes to Unaudited Condensed Consolidated Financial
                              Statements                                                                7-22

                   Item 2     Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                       23-30

                   Item 4     Controls and Procedures                                                    31

PART II.           OTHER INFORMATION

                   Item 1     Legal Proceedings                                                          32

                   Item 5     Other Information                                                          32

                   Item 6     Exhibits and Reports on Form 8-K                                           32

                   Signature                                                                             33

                   Exhibit Index                                                                         34

                                     PART I
                              FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        NMHG HOLDING CO. AND SUBSIDIARIES

                                                                                     SEPTEMBER 30        DECEMBER 31
                                                                                         2003                2002
                                                                                     ------------        ------------
                                                                                     (in millions, except share data)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                        $       23.8        $      54.9
    Accounts receivable, net                                                                224.2              193.1
    Tax advances, NACCO Industries, Inc.                                                     22.1               16.4
    Inventories                                                                             263.6              222.0
    Deferred income taxes                                                                    22.4               21.6
    Prepaid expenses and other                                                               15.8               29.9
                                                                                     ------------        -----------
         TOTAL CURRENT ASSETS                                                               571.9              537.9

PROPERTY, PLANT AND EQUIPMENT, NET                                                          233.5              242.1
GOODWILL                                                                                    347.9              343.7
OTHER NON-CURRENT ASSETS                                                                     72.9               79.8
                                                                                     ------------        -----------

       TOTAL ASSETS                                                                      $1,226.2        $   1,203.5
                                                                                     ============        ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                 $      201.5        $     186.9
    Revolving credit agreements                                                              27.0               31.3
    Current maturities of long-term debt                                                     19.3               20.0
    Accrued payroll                                                                          22.6               23.3
    Accrued warranty obligations                                                             25.9               23.1
    Other current liabilities                                                               115.0              114.2
                                                                                     ------------        -----------
         TOTAL CURRENT LIABILITIES                                                          411.3              398.8

LONG-TERM DEBT                                                                              270.2              273.5

OTHER NON-CURRENT LIABILITIES                                                               137.0              147.8

MINORITY INTEREST                                                                              .3                1.1

STOCKHOLDER'S EQUITY
    Common stock, par value $1 per share, 100 shares authorized;
       100 shares outstanding                                                                 ---               ---
    Capital in excess of par value                                                          198.2              198.2
    Retained earnings                                                                       233.4              226.8
    Accumulated other comprehensive income (loss):
       Foreign currency translation adjustment                                                7.8              (10.3)
       Minimum pension liability adjustment                                                 (31.9)             (31.9)
       Deferred loss on cash flow hedging                                                     (.1)               (.5)
                                                                                     ------------        -----------
                                                                                            407.4              382.3
                                                                                     ------------        -----------

       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                    $    1,226.2        $   1,203.5
                                                                                     ============        ===========

See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        NMHG HOLDING CO. AND SUBSIDIARIES

                                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                         SEPTEMBER 30                  SEPTEMBER 30
                                                                         ------------                  ------------
                                                                       2003        2002             2003         2002
                                                                       ----        ----             ----         ----
                                                                                      (in millions)
Revenues                                                            $   407.9    $   385.6       $ 1,255.3    $  1,146.1
Cost of sales                                                           335.7        314.8         1,032.8         945.1
                                                                    ---------    ---------       ---------    ----------

GROSS PROFIT                                                             72.2         70.8           222.5         201.0

Selling, general and administrative expenses                             66.4         57.7           188.4         170.9
                                                                    ---------    ---------       ---------    ----------

OPERATING PROFIT                                                          5.8         13.1            34.1          30.1

Other income (expense)
    Interest expense                                                     (8.6)       (10.4)          (25.9)        (24.5)
    Loss on interest rate swap agreements                                 (.4)        (2.1)           (1.1)         (4.9)
    Income (loss) from unconsolidated affiliates                           .7         (2.2)            2.4          (1.1)
    Other - net                                                            .5          (.3)            1.4           (.5)
                                                                    ---------    ---------       ---------    ----------
                                                                         (7.8)       (15.0)          (23.2)        (31.0)
                                                                    ---------    ---------       ---------    ----------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY                           (2.0)        (1.9)           10.9           (.9)
         INTEREST

Income tax provision (benefit)                                           (4.2)         (.7)             .2          (2.3)
                                                                    ---------    ---------       ---------    ----------

INCOME (LOSS) BEFORE MINORITY INTEREST                                    2.2         (1.2)           10.7           1.4

Minority interest income                                                   .4           .4              .9            .9
                                                                    ---------    ---------       ---------    ----------

NET INCOME (LOSS)                                                   $     2.6    $     (.8)       $   11.6    $      2.3
                                                                    =========    =========       =========    ==========

COMPREHENSIVE INCOME (LOSS)                                         $     4.8    $    (3.0)       $   30.1    $     15.2
                                                                    =========    =========       =========    ==========

See notes to unaudited condensed consolidated financial statements.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        NMHG HOLDING CO. AND SUBSIDIARIES

                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30
                                                                                                ------------
                                                                                             2003          2002
                                                                                             ----          ----
                                                                                               (in millions)
OPERATING ACTIVITIES
                                                                                          $     11.6     $     2.3
    Net income
    Adjustments to reconcile net income
      to net cash provided by (used for) operating activities:
        Depreciation and amortization                                                           32.6          36.6
        Deferred income taxes                                                                    2.9           1.7
        Minority interest                                                                        (.9)          (.9)
        Other non-cash items                                                                     3.6           4.0
        Working capital changes
           Intercompany receivable/payable, affiliate                                           (5.8)         12.8
           Accounts receivable                                                                 (25.0)        (13.2)
           Inventories                                                                         (31.1)          3.4
           Other current assets                                                                 (3.0)         (1.6)
           Accounts payable and other liabilities                                                5.3          (8.7)
                                                                                          ----------     ---------
           NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                 (9.8)         36.4

INVESTING ACTIVITIES
    Expenditures for property, plant and equipment                                             (18.4)        (12.1)
    Proceeds from the sale of assets                                                            13.6           2.8
    Proceeds from unconsolidated affiliates                                                      ---            .7
                                                                                          ----------     ---------
           NET CASH USED FOR INVESTING ACTIVITIES                                               (4.8)         (8.6)

FINANCING ACTIVITIES
    Additions to long-term debt and revolving credit agreements                                 19.3         288.5
    Reductions of long-term debt and revolving credit agreements                               (32.6)       (312.5)
    Cash dividends paid                                                                         (3.8)        (15.0)
    Notes receivable/payable, NACCO Industries, Inc.                                             ---          (8.0)
    Financing fees paid                                                                          (.1)        (15.1)
                                                                                          ----------     ---------
           NET CASH USED FOR FINANCING ACTIVITIES                                              (17.2)        (62.1)

Effect of exchange rate changes on cash                                                           .7           2.2
                                                                                          ----------     ---------

CASH AND CASH EQUIVALENTS
    Decrease for the period                                                                    (31.1)        (32.1)
    Balance at the beginning of the period                                                      54.9          59.6
                                                                                          ----------     ---------

    BALANCE AT THE END OF THE PERIOD                                                      $     23.8     $    27.5
                                                                                          ==========     =========

See notes to unaudited condensed consolidated financial statements.

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        NMHG HOLDING CO. AND SUBSIDIARIES

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30
                                                                          ------------
                                                                         2003            2002
                                                                         ----            ----
                                                                           (in millions)
COMMON STOCK                                                          $     ---       $      ---
                                                                      ---------       ----------

CAPITAL IN EXCESS OF PAR VALUE                                            198.2            198.2
                                                                      ---------       ----------

RETAINED EARNINGS
  Beginning balance                                                       226.8            229.5
  Net income                                                               11.6              2.3
  Cash dividends declared                                                  (5.0)           (15.0)
                                                                      ---------       ----------
                                                                          233.4            216.8
                                                                      ---------       ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Beginning balance                                                       (42.7)           (45.7)
  Foreign currency translation adjustment                                  18.1             9.2
  Reclassification of hedging activity into earnings                        ---             1.3
  Current period cash flow hedging activity                                  .4             2.4
                                                                      ---------       ----------
                                                                          (24.2)           (32.8)
                                                                      ---------       ----------
    TOTAL STOCKHOLDER'S EQUITY                                        $   407.4       $    382.2
                                                                      =========       ==========

See notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NMHG HOLDING CO. AND SUBSIDIARIES
                               SEPTEMBER 30, 2003
                          (Tabular Amounts in Millions)

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

NMHG designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts and services marketed globally under the Hyster(R) and Yale(R) brand names. NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2003 and the results of its operations for the three and nine month periods ended September 30, 2003 and 2002 and the results of its cash flows and changes in stockholder's equity for the nine month periods ended September 30, 2003 and 2002 have been included.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information or notes required by accounting principles generally accepted in the United States for complete financial statements.

Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Certain amounts in the prior period's Unaudited Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the current period's presentation.

NOTE 2 - INVENTORIES

Inventories are summarized as follows:

                                                                     SEPTEMBER 30      DECEMBER 31
                                                                         2003             2002
                                                                         ----             ----
Manufactured inventories:
  Finished goods and service parts                                    $    122.6     $       99.9
  Raw materials and work in process                                        127.4            110.3
                                                                      ----------     ------------
    Total manufactured inventories                                         250.0            210.2

Retail inventories                                                          27.6             23.4
                                                                      ----------     ------------
     Total inventories at FIFO                                             277.6            233.6

LIFO reserve                                                               (14.0)           (11.6)
                                                                      ----------     ------------
                                                                      $    263.6     $      222.0
                                                                      ==========     ============

The cost of certain manufactured and retail inventories, including service parts, has been determined using the LIFO method. At September 30, 2003 and December 31, 2002, 63% and 64%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.

NOTE 3 - RESTRUCTURING CHARGES

The changes to the Company's restructuring accruals since December 31, 2002 are as follows:

                                                             LEASE
                                            SEVERANCE     IMPAIRMENT        OTHER       TOTAL
                                            ---------     ----------        -----       -----
NMHG WHOLESALE
 Balance at December 31, 2002               $     9.3      $     ---       $   .9      $   10.2(a)
  Foreign currency effect                         (.4)           ---          ---           (.4)
  Reversal                                        (.3)           ---          ---           (.3)
  Payments                                       (2.1)           ---          ---          (2.1)
                                            ---------      ---------       ------      --------
 BALANCE AT SEPTEMBER 30, 2003              $     6.5      $     ---       $   .9      $    7.4
                                            =========      =========       ======      ========

NMHG RETAIL
 Balance at December 31, 2002               $     1.5      $      .1       $  ---      $    1.6
  Provision/(reversal)                            (.7)            .2          ---           (.5)
  Payments                                        (.4)           (.1)         ---           (.5)
                                            ---------      ---------       ------      --------
 BALANCE AT SEPTEMBER 30, 2003              $      .4      $      .2       $  ---      $     .6
                                            =========      =========       ======      ========

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

NMHG 2002 RESTRUCTURING PROGRAM

As announced in December 2002, NMHG Wholesale is phasing out its Lenoir, North Carolina, lift truck component facility and restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. During the fourth quarter of 2002, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million pre-tax. Of this amount, $3.8 million related to a non-cash asset impairment charge for a building, machinery and tooling, which was determined based on the then current market values for similar assets and broker quotes as compared to the net book value of these assets; and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments began during the second quarter of 2003. As of September 30, 2003, payments of $1.2 million were made to approximately 150 employees. Payments are expected to continue through 2005. In addition, $0.3 million of the amount accrued at December 31, 2002 was reversed in the first nine months of 2003 as a result of a reduction in the estimate of employees eligible to receive severance payments. Included in the table above is $0.9 million accrued for post-employment benefits. Approximately $5.4 million of pre-tax restructuring related costs which were not eligible for accrual in December 2002, primarily related to manufacturing inefficiencies, were expensed in the first nine months of 2003 and are not shown in the table above. Of the $5.4 million additional costs incurred during 2003, $5.1 million is classified as cost of sales and $0.3 million is classified as selling, general, and administrative expenses in the Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2003.

NMHG 2001 RESTRUCTURING PROGRAMS

During 2001, management committed to the restructuring of certain operations in Europe for both the Wholesale and Retail segments of the business. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax for severance and other employee benefits to be paid to approximately 285 direct and indirect factory labor and administrative personnel in Europe. As of December 31, 2002, payments of $3.4 million to approximately 245 employees had been made and $0.2 million of the amount originally accrued was reversed in 2002. Although the majority of the headcount reductions were made by the end of 2002, final payments of $0.9 million were made to 16 employees during the first nine months of 2003.

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. As of December 31, 2002, severance payments of $2.8 million had been made to approximately 110 employees. Although the majority of the headcount reductions were made by the end of 2002, during the first nine months of 2003, severance payments of $0.4 million were made to seven employees. In addition, $0.7 million of the amount accrued at December 31, 2002 was reversed in the first nine months of 2003 as a result of a reduction in the estimate of the total number of employees to receive severance as well as a reduction in the average amount to be paid to each employee. The remaining severance payments are expected to be completed during 2004. In addition, the lease impairment accrual was increased by $0.2 million during 2003 as a result of additional lease expense.

NOTE 4 - ACCOUNTING FOR GUARANTEES

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee for those guarantees initiated or modified after December 31, 2002. However, certain guarantees, including product warranties and guarantees between parties under common control (i.e., parent and subsidiary), are not required to be recognized at fair value at inception. FIN No. 45 also requires additional disclosures of guarantees, including product warranties and guarantees between parties under common control, beginning with interim or annual periods ending after December 15, 2002. Guarantees initiated prior to December 31, 2002 are not recognized as a liability measured at fair value per FIN No. 45, but are subject to the disclosure requirements. The Company has made the required disclosures in these financial statements. Also, the Company has recognized guarantees included within the scope of FIN No. 45 and initiated after December 31, 2002 as liabilities measured at fair value. The adoption of the fair value provisions of FIN No. 45 did not have a material impact on the Company's financial position or results of operations for the three or nine months ended September 30, 2003.

Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at September 30, 2003 and December 31, 2002 were $169.3 million and $153.6 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations, which are not significant, have been reserved for in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at September 30, 2003 was approximately $181.9 million, based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment, the type of equipment and general market conditions that influence the value of both new and used forklift trucks.

NMHG has a 20% ownership interest in NMHG Financial Services, Inc. ("NFS"), a joint venture with GE Capital Corporation ("GECC"), formed primarily for the purpose of providing financial services to Hyster and Yale lift truck dealers and national account customers in the United States. NMHG's ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or another unrelated third-party. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of the customer or concentration issues within GECC necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At September 30, 2003, $126.7 million of the $169.3 million of guarantees discussed above related to transactions with NFS. In addition, in connection with the formation of the current joint venture agreement that expires in April 2004, NMHG also provides a guarantee to GECC for 20% of NFS' debt with GECC, such that NMHG would become liable under the terms of NFS' debt agreements with GECC in the case of default by NFS. At September 30, 2003, the amount of NFS' debt guaranteed by NMHG was $101.2 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. In addition, NMHG sells extended warranty agreements which provide additional warranty up to three to five years or up to 3,600 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs are incurred to perform under the warranty contracts, in accordance with FASB Technical Bulletin 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." The Company estimates the costs that may be incurred under its warranty programs, both standard and extended, and records a liability for such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim. Additionally, NMHG maintains a quality enhancement program under which it provides for specially identified field product improvements in its warranty obligation. Accruals under this program are determined based on estimates of the potential number of claims to be processed and the cost of processing those claims. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, during the nine months ended September 30, 2003 are as follows:

Balance at December 31, 2002                      $   41.9
Warranties issued                                     23.4
Settlements made                                     (24.0)
Changes in estimates                                  (2.2)
Foreign currency effect                                 .3
                                                  --------
BALANCE AT SEPTEMBER 30, 2003                     $   39.4
                                                  ========

As part of its periodic review of warranty estimates, the Company reduced its warranty accrual by $2.2 million during the nine months ended September 30, 2003, based on recent history of the volume of claims processed, the amount of those claims and expectations of future trends under its warranty programs. This adjustment is not necessarily indicative of future trends or adjustments that may be required to adjust the warranty accrual in future periods.

NOTE 5 - UNAUDITED CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

The following tables set forth the unaudited condensed consolidating statements of operations for the three and nine month periods ended September 30, 2003 and 2002, the condensed consolidating balance sheets as of September 30, 2003 and December 31, 2002, and the condensed consolidating statements of cash flows for the nine month periods ended September 30, 2003 and 2002. The following information is included as a result of the guarantee of the Parent Company's Senior Notes by each of NMHG's wholly owned U.S. subsidiaries ("Guarantor Companies"). None of the Company's other subsidiaries has guaranteed the Senior Notes. Each of the guarantees is joint and several and full and unconditional. "NMHG Holding" includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method. Certain amounts in the prior periods' financial information have been reclassified to conform to the current period's presentation.

            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                  (in millions)

                                    NMHG       Guarantor  Non-Guarantor   Consolidating       NMHG
                                 Holding Co.   Companies    Companies      Eliminations   Consolidated
                                 -----------  ----------  -------------   -------------   ------------
Revenues                         $      ---   $    242.3    $    227.6     $    (62.0)    $    407.9

Cost of sales                           ---        204.2         193.5          (62.0)         335.7
Selling, general, and
   administrative expenses              ---         36.5          29.9            ---           66.4
                                 ----------   ----------    ----------     ----------     ----------

Operating profit                        ---          1.6           4.2            ---            5.8

Interest expense                        ---         (7.0)         (1.6)           ---           (8.6)
Other income (expense)                  ---           .2           (.1)           ---             .1
                                 ----------   ----------    ----------     ----------     ----------

Income (loss) before
   income taxes, minority
   interest and income from
   unconsolidated affiliates            ---         (5.2)          2.5            ---           (2.7)

Income tax benefit                      (.1)        (1.4)         (2.7)           ---           (4.2)

Minority interest income                ---          ---            .4            ---             .4

Income from
   unconsolidated affiliates            2.5          6.3           ---           (8.1)            .7
                                 ----------   ----------    ----------     ----------     ----------

  Net income                     $      2.6   $      2.5    $      5.6     $     (8.1)    $      2.6
                                 ==========   ==========    ==========     ==========     ==========

            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

                                  (in millions)

                                       NMHG         Guarantor    Non-Guarantor  Consolidating     NMHG
                                    Holding Co.     Companies      Companies    Eliminations   Consolidated
                                   ------------   ------------   -------------  -------------  ------------
Revenues                           $        ---   $      241.5   $      193.4   $      (49.3)  $      385.6

Cost of sales                               ---          201.4          162.7          (49.3)         314.8
Selling, general, and
   administrative expenses                  ---           31.5           26.2            ---           57.7
                                   ------------   ------------   ------------   ------------   ------------

Operating profit                            ---            8.6            4.5            ---           13.1

Interest expense                            (.1)          (8.7)          (1.6)           ---          (10.4)
Other expense                               ---           (2.0)           (.4)           ---           (2.4)
                                   ------------   ------------   ------------   ------------   ------------

Income (loss) before
   income taxes, minority
   interest and income from
   unconsolidated affiliates                (.1)          (2.1)           2.5            ---             .3

Income tax provision (benefit)              ---            1.0           (1.7)           ---            (.7)

Minority interest income                    ---            ---             .4            ---             .4

Income (loss) from
   unconsolidated affiliates                (.7)           2.4           (1.5)          (2.4)          (2.2)
                                   ------------   ------------   ------------   ------------   ------------

  Net income (loss)                $        (.8)  $        (.7)  $        3.1   $       (2.4)  $        (.8)
                                   ============   ============   ============   ============   ============

            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                  (in millions)

                                      NMHG          Guarantor      Non-Guarantor   Consolidating       NMHG
                                    Holding Co.     Companies        Companies     Eliminations    Consolidated
                                   ------------    ------------    ------------    ------------    ------------
Revenues                           $        ---    $      762.6    $      672.9    $     (180.2)   $    1,255.3

Cost of sales                               ---           645.8           567.2          (180.2)        1,032.8
Selling, general, and
   administrative expenses                  ---            98.6            89.8             ---           188.4
                                   ------------    ------------    ------------    ------------    ------------

Operating profit                            ---            18.2            15.9             ---            34.1

Interest expense                            ---           (21.0)           (4.9)            ---           (25.9)
Other income                                ---              .2              .1             ---              .3
                                   ------------    ------------    ------------    ------------    ------------

Income (loss) before income
   taxes, minority interest and
   income from
   unconsolidated affiliates                ---            (2.6)           11.1             ---             8.5

Income tax provision (benefit)              (.1)             .8             (.5)            ---              .2

Minority interest income                    ---             ---              .9             ---              .9

Income from
   unconsolidated affiliates               11.5            14.9             ---           (24.0)            2.4
                                   ------------    ------------    ------------    ------------    ------------

  Net income                       $       11.6    $       11.5    $       12.5    $      (24.0)   $       11.6
                                   ============    ============    ============    ============    ============

            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                  (in millions)

                                       NMHG          Guarantor     Non-Guarantor   Consolidating       NMHG
                                    Holding Co.      Companies       Companies     Eliminations    Consolidated
                                   ------------    ------------    ------------    ------------    ------------
Revenues                           $        ---    $      728.9    $      555.7    $     (138.5)   $    1,146.1

Cost of sales                               ---           615.7           467.9          (138.5)          945.1
Selling, general, and
   administrative expenses                  ---            93.2            77.7             ---           170.9
                                   ------------    ------------    ------------    ------------    ------------

Operating profit                            ---            20.0            10.1             ---            30.1

Interest expense                           (3.7)          (16.9)           (3.9)            ---           (24.5)
Other expense                               ---            (3.0)           (2.4)            ---            (5.4)
                                   ------------    ------------    ------------    ------------    ------------

Income (loss) before income
   taxes, minority interest and
   income from
   unconsolidated affiliates               (3.7)             .1             3.8             ---              .2

Income tax benefit                         (1.4)            (.8)            (.1)            ---            (2.3)

Minority interest income                    ---             ---              .9             ---              .9

Income (loss) from
   unconsolidated affiliates                4.6             3.7            (1.5)           (7.9)           (1.1)
                                   ------------    ------------    ------------    ------------    ------------

  Net income                       $        2.3    $        4.6    $        3.3    $       (7.9)   $        2.3
                                   ============    ============    ============    ============    ============

                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003
                                  (in millions)

                                                    NMHG        Guarantor     Non-Guarantor  Consolidating      NMHG
                                                 Holding Co.    Companies      Companies     Eliminations   Consolidated
                                                ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents                       $        ---   $        2.1   $       21.7   $        ---   $       23.8
Accounts receivable, net                                15.5           97.9          195.6          (84.8)         224.2
Inventories                                              ---          144.7          118.9            ---          263.6
Other current assets                                     2.4           47.0           16.6           (5.7)          60.3
                                                ------------   ------------   ------------   ------------   ------------
  Total current assets                                  17.9          291.7          352.8          (90.5)         571.9

Property, plant and equipment, net                       ---          130.5          103.0            ---          233.5
Goodwill                                                 ---          307.3           40.6            ---          347.9
Other non-current assets                               661.7          293.3           29.2         (911.3)          72.9
                                                ------------   ------------   ------------   ------------   ------------
Total Assets                                    $      679.6   $    1,022.8   $      525.6   $   (1,001.8)  $    1,226.2
                                                ============   ============   ============   ============   ============

Accounts payable                                $        1.3   $      129.7   $      138.3   $      (67.8)  $      201.5
Other current liabilities                                9.5          119.2           81.0          (26.9)         182.8
Revolving credit agreements                             13.9            ---           13.1            ---           27.0
                                                ------------   ------------   ------------   ------------   ------------
  Total current liabilities                             24.7          248.9          232.4          (94.7)         411.3

Long-term debt                                         247.4          275.7           40.4         (293.3)         270.2
Other long-term liabilities                               .1          111.7           42.6          (17.1)         137.3

Stockholder's equity                                   407.4          386.5          210.2         (596.7)         407.4
                                                ------------   ------------   ------------   ------------   ------------
Total liabilities and stockholder's equity      $      679.6   $    1,022.8   $      525.6   $   (1,001.8)  $    1,226.2
                                                ============   ============   ============   ============   ============

                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2002
                                  (in millions)

                                                    NMHG        Guarantor     Non-Guarantor  Consolidating      NMHG
                                                 Holding Co.    Companies       Companies    Eliminations   Consolidated
                                                ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents                       $        ---   $        5.3   $       49.6   $        ---   $       54.9
Accounts receivable, net                                 6.4          120.3          161.7          (95.3)         193.1
Inventories                                              ---          121.5          100.5            ---          222.0
Other current assets                                     3.7           55.2            9.3            (.3)          67.9
                                                ------------   ------------   ------------   ------------   ------------
  Total current assets                                  10.1          302.3          321.1          (95.6)         537.9

Property, plant and equipment, net                       ---          133.3          108.8            ---          242.1
Goodwill                                                 ---          307.3           36.4            ---          343.7
Other non-current assets                               628.1          238.4           27.1         (813.8)          79.8
                                                ------------   ------------   ------------   ------------   ------------
Total Assets                                    $      638.2   $      981.3   $      493.4   $     (909.4)  $    1,203.5
                                                ============   ============   ============   ============   ============

Accounts payable                                $        ---   $      121.9   $      152.5   $      (87.5)  $      186.9
Other current liabilities                                3.6          114.4           75.1          (12.5)         180.6
Revolving credit agreements                              5.2            ---           26.1            ---           31.3
                                                ------------   ------------   ------------   ------------   ------------
  Total current liabilities                              8.8          236.3          253.7         (100.0)         398.8

Long-term debt                                         247.1          264.8           14.9         (253.3)         273.5
Other long-term liabilities                              ---          118.7           44.2          (14.0)         148.9

Stockholder's equity                                   382.3          361.5          180.6         (542.1)         382.3
                                                ------------   ------------   ------------   ------------   ------------
Total liabilities and stockholder's equity      $      638.2   $      981.3   $      493.4   $     (909.4)  $    1,203.5
                                                ============   ============   ============   ============   ============

            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                  (in millions)

                                                         NMHG         Guarantor    Non-Guarantor  Consolidating      NMHG
                                                      Holding Co.     Companies     Companies     Eliminations   Consolidated
                                                     ------------   ------------   ------------   ------------   ------------
NET CASH PROVIDED BY (USED FOR) OPERATING
   ACTIVITIES                                        $        5.0   $       (4.2)  $       (5.8)  $       (4.8)  $       (9.8)

INVESTING ACTIVITIES
  Expenditures for property, plant and equipment              ---          (11.3)          (7.1)           ---          (18.4)
  Proceeds from the sale of assets                            ---           11.7            1.9            ---           13.6
  Other-net                                                   ---            (.8)           ---             .8            ---
                                                     ------------   ------------   ------------   ------------   ------------
    NET CASH USED FOR INVESTING ACTIVITIES                    ---            (.4)          (5.2)            .8           (4.8)

FINANCING ACTIVITIES
  Net additions to (reductions of) long-term
     debt and revolving credit agreements                     8.8             .2          (22.3)           ---          (13.3)
  Notes receivable/payable, affiliates                       (9.9)           4.9            3.9            1.1            ---
  Other-net                                                  (3.9)          (3.7)            .8            2.9           (3.9)
                                                     ------------   ------------   ------------   ------------   ------------
    NET CASH PROVIDED BY (USED FOR) FINANCING
     ACTIVITIES                                              (5.0)           1.4          (17.6)           4.0          (17.2)

Effect of exchange rate changes on cash                       ---            ---             .7            ---             .7
                                                     ------------   ------------   ------------   ------------   ------------

CASH AND CASH EQUIVALENTS
Decrease for the period                                       ---           (3.2)         (27.9)           ---          (31.1)
Balance at the beginning of the period                        ---            5.3           49.6            ---           54.9
                                                     ------------   ------------   ------------   ------------   ------------
BALANCE AT THE END OF THE PERIOD                     $        ---   $        2.1   $       21.7   $        ---   $       23.8
                                                     ============   ============   ============   ============   ============

            UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  (in millions)

                                                         NMHG         Guarantor    Non-Guarantor  Consolidating      NMHG
                                                      Holding Co.     Companies     Companies     Eliminations   Consolidated
                                                     ------------   ------------   ------------   ------------   ------------
NET CASH PROVIDED BY (USED FOR) OPERATING
   ACTIVITIES                                        $       (3.7)  $       38.3   $        1.6   $         .2   $       36.4

INVESTING ACTIVITIES
  Expenditures for property, plant and equipment              ---           (7.3)          (4.3)           (.5)         (12.1)
  Proceeds from the sale of assets                            ---             .9            1.9            ---            2.8
  Other-net                                                 132.7             .7            ---         (132.7)            .7
                                                     ------------   ------------   ------------   ------------   ------------
    NET CASH PROVIDED BY (USED FOR) INVESTING
     ACTIVITIES                                             132.7           (5.7)          (2.4)        (133.2)          (8.6)

FINANCING ACTIVITIES
  Net additions to (reductions of) long-term
     debt and revolving credit agreements                   263.9         (267.0)         (20.9)           ---          (24.0)
  Notes receivable/payable, affiliates                     (362.8)         351.1            3.4             .3           (8.0)
  Other-net                                                 (30.1)        (132.7)           ---          132.7          (30.1)
                                                     ------------   ------------   ------------   ------------   ------------
    NET CASH USED FOR FINANCING ACTIVITIES                 (129.0)         (48.6)         (17.5)         133.0          (62.1)

Effect of exchange rate changes on cash                       ---            (.3)           2.5            ---            2.2
                                                     ------------   ------------   ------------   ------------   ------------

CASH AND CASH EQUIVALENTS
Decrease for the period                                       ---          (16.3)         (15.8)           ---          (32.1)
Balance at the beginning of the period                        ---           21.9           37.7            ---           59.6
                                                     ------------   ------------   ------------   ------------   ------------
BALANCE AT THE END OF THE PERIOD                     $        ---   $        5.6   $       21.9   $        ---   $       27.5
                                                     ============   ============   ============   ============   ============

NOTE 6 - SEGMENT INFORMATION

Financial information for each of the Company's reportable segments, as defined by FASB Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," is presented in the following table.

NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues, which are based on current market prices of similar third-party transactions, are indicated in the following table on the line "NMHG Eliminations" in the revenues section.

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30             SEPTEMBER 30
                                                 ----------   ----------   ----------   ----------
                                                    2003         2002         2003         2002
                                                 ----------   ----------   ----------   ----------
REVENUES FROM EXTERNAL CUSTOMERS
    NMHG Wholesale                               $    367.2   $    342.3   $  1,139.0   $  1,017.2
    NMHG Retail                                        57.5         59.7        168.9        174.5
    NMHG Eliminations                                 (16.8)       (16.4)       (52.6)       (45.6)
                                                 ----------   ----------   ----------   ----------
  NMHG Consolidated                              $    407.9   $    385.6   $  1,255.3   $  1,146.1
                                                 ==========   ==========   ==========   ==========

GROSS PROFIT
    NMHG Wholesale                               $     62.2   $     56.4   $    190.6   $    162.8
    NMHG Retail                                         9.6         13.5         31.4         36.4
    NMHG Eliminations                                    .4           .9           .5          1.8
                                                 ----------   ----------   ----------   ----------
  NMHG Consolidated                              $     72.2   $     70.8   $    222.5   $    201.0
                                                 ==========   ==========   ==========   ==========

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    NMHG Wholesale                               $     55.1   $     43.5   $    154.3   $    130.3
    NMHG Retail                                        11.4         14.6         34.3         41.6
    NMHG Eliminations                                   (.1)         (.4)         (.2)        (1.0)
                                                 ----------   ----------   ----------   ----------
  NMHG Consolidated                              $     66.4   $     57.7   $    188.4   $    170.9
                                                 ==========   ==========   ==========   ==========

OPERATING PROFIT (LOSS)
    NMHG Wholesale                               $      7.1   $     12.9   $     36.3   $     32.5
    NMHG Retail                                        (1.8)        (1.1)        (2.9)        (5.2)
    NMHG Eliminations                                    .5          1.3           .7          2.8
                                                 ----------   ----------   ----------   ----------
  NMHG Consolidated                              $      5.8   $     13.1   $     34.1   $     30.1
                                                 ==========   ==========   ==========   ==========

INTEREST EXPENSE
    NMHG Wholesale                               $     (7.2)  $     (8.1)  $    (21.7)  $    (18.3)
    NMHG Retail                                         (.9)         (.8)        (2.7)        (2.5)
    NMHG Eliminations                                   (.5)        (1.5)        (1.5)        (3.7)
                                                 ----------   ----------   ----------   ----------
  NMHG Consolidated                              $     (8.6)  $    (10.4)  $    (25.9)  $    (24.5)
                                                 ==========   ==========   ==========   ==========

INTEREST INCOME
    NMHG Wholesale                               $       .7   $       .4   $      1.9   $      1.6
    NMHG Retail                                         ---          ---           .1          ---
                                                 ----------   ----------   ----------   ----------
  NMHG Consolidated                              $       .7   $       .4   $      2.0   $      1.6
                                                 ==========   ==========   ==========   ==========

OTHER-NET, INCOME (EXPENSE)
    NMHG Wholesale                               $       .1   $     (4.9)  $       .1   $     (7.0)
    NMHG Retail                                          .1          (.1)          .7         (1.1)
    NMHG Eliminations                                   (.1)         ---          (.1)         ---
                                                 ----------   ----------   ----------   ----------
  NMHG Consolidated                              $       .1   $     (5.0)  $       .7   $     (8.1)
                                                 ==========   ==========   ==========   ==========

                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                          SEPTEMBER 30            SEPTEMBER 30
                                   -----------------------   -----------------------
                                      2003         2002         2003         2002
                                   ----------   ----------   ----------   ----------
INCOME TAX PROVISION (BENEFIT)
    NMHG Wholesale                 $      (.5)  $      (.1)  $      4.9   $       .8
    NMHG Retail                          (4.0)          .4         (4.7)        (1.8)
    NMHG Eliminations                      .3         (1.0)         ---         (1.3)
                                   ----------   ----------   ----------   ----------
  NMHG Consolidated                $     (4.2)  $      (.7)  $       .2   $     (2.3)
                                   ==========   ==========   ==========   ==========

NET INCOME (LOSS)
    NMHG Wholesale                 $      1.6   $       .8   $     12.6   $      8.9
    NMHG Retail                           1.4         (2.4)         (.1)        (7.0)
    NMHG Eliminations                     (.4)          .8          (.9)          .4
                                   ----------   ----------   ----------   ----------
  NMHG Consolidated                $      2.6   $      (.8)  $     11.6   $      2.3
                                   ==========   ==========   ==========   ==========

DEPRECIATION AND
    AMORTIZATION EXPENSE
    NMHG Wholesale                 $      6.4   $      7.4   $     19.6   $     22.6
    NMHG Retail                           3.9          4.8         13.0         14.0
                                   ----------   ----------   ----------   ----------
  NMHG Consolidated                $     10.3   $     12.2   $     32.6   $     36.6
                                   ==========   ==========   ==========   ==========

CAPITAL EXPENDITURES
    NMHG Wholesale                 $      6.1   $      1.9   $     14.5   $      9.7
    NMHG Retail                           1.5          1.1          3.9          2.4
                                   ----------   ----------   ----------   ----------
  NMHG Consolidated                $      7.6   $      3.0   $     18.4   $     12.1
                                   ==========   ==========   ==========   ==========

                                   SEPTEMBER 30    DECEMBER 31
                                       2003           2002
                                   ------------   ------------
TOTAL ASSETS
    NMHG Wholesale                 $    1,142.3   $    1,070.7
    NMHG Retail                           169.8          187.7
    NMHG Holding/Eliminations             (85.9)         (54.9)
                                   ------------   ------------
  NMHG Consolidated                $    1,226.2   $    1,203.5
                                   ============   ============

NACCO charges fees to its operating subsidiaries for services provided by NACCO's corporate headquarters. The amounts charged to NMHG were $2.0 million and $6.1 million for the three and nine month periods ended September 30, 2003, respectively. This compares with $1.7 million and $5.2 million for the three and nine month periods ended September 30, 2002, respectively.

NOTE 7 - ACCOUNTING CHANGES

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivatives and hedging based on decisions made: (a) previously as part of the Derivative Implementation Group process, (b) in connection with other FASB projects and (c) regarding other issues raised, including the characteristics of a derivative that contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or its results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the recognition of a cumulative effect of a change in accounting transition adjustment for financial instruments existing at the adoption date. On October 29, 2003, the FASB deferred the application of the requirements of SFAS No. 150 as they apply to noncontrolling interests of a limited-life subsidiary. The adoption of the remaining provisions of SFAS No. 150 did not have a material impact on the Company's financial position or its results of operations.

In November 2002, the FASB issued Emerging Issues Task Force ("EITF") No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, as well as how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company prospectively adopted the provisions of EITF No. 00-21 on July 1, 2003 as required. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

NOTE 8 - ACCOUNTING STANDARDS NOT YET ADOPTED

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

At its October 8, 2003 meeting, the FASB amended FIN No. 46 to defer the adoption requirements until the first interim or annual period ending after December 15, 2003. Therefore, the Company will adopt FIN No. 46 for the reporting period beginning on October 1, 2003, as required. NMHG has an interest in a variable interest entity, NFS. The Company, however, has concluded that NMHG is not the primary beneficiary and the Company does not consider NMHG's variable interest to be significant. NMHG will continue to use the equity method to account for its 20% interest in NFS. The Company continues to review other entities with which NMHG is affiliated to determine if they meet the definition of a variable interest entity. The Company expects to complete its analysis and adopt FIN No. 46 during the fourth quarter of 2003.

NOTE 9 - EQUITY INVESTMENTS

NMHG has a 20% ownership interest in NFS, a joint venture with GECC, formed primarily for the purpose of providing financial services to Hyster and Yale lift truck dealers and national account customers in the United States. NMHG's ownership in NFS is accounted for using the equity method of accounting. See Notes 4 and 8.

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

Summarized financial information for these equity investments is as follows:

                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                      SEPTEMBER 30              SEPTEMBER 30
                                 -----------------------   -----------------------
                                    2003         2002         2003         2002
                                 ----------   ----------   ----------   ----------
Revenues                         $     66.7   $     52.8   $    186.6   $    147.7
Gross Profit                     $     22.7   $     18.3   $     64.7   $     49.5
Net Income                       $      3.6   $      3.3   $      9.9   $      6.9

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Tabular Amounts in Millions)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 10 and 11 in the Company's Form 10-K for the fiscal year ended December 31, 2002.

FINANCIAL REVIEW

The segment and geographic results of operations for NMHG were as follows for the three and nine months ended September 30:

                                                     THREE MONTHS               NINE MONTHS
                                                -----------------------   -----------------------
                                                   2003         2002         2003         2002
                                                ----------   ----------   ----------   ----------
REVENUES
    Wholesale
       Americas                                 $    239.5   $    229.4   $    747.4   $    695.3
       Europe, Africa and Middle East                102.6         95.0        316.8        271.8
       Asia-Pacific                                   25.1         17.9         74.8         50.1
                                                ----------   ----------   ----------   ----------
                                                     367.2        342.3      1,139.0      1,017.2
                                                ----------   ----------   ----------   ----------
    Retail (net of eliminations)
       Americas                                        ---          6.4          1.2         20.4
       Europe, Africa and Middle East                 17.8         15.7         55.2         48.0
       Asia-Pacific                                   22.9         21.2         59.9         60.5
                                                ----------   ----------   ----------   ----------
                                                      40.7         43.3        116.3        128.9
                                                ----------   ----------   ----------   ----------
       NMHG Consolidated                        $    407.9   $    385.6   $  1,255.3   $  1,146.1
                                                ==========   ==========   ==========   ==========
OPERATING PROFIT (LOSS)
    Wholesale
       Americas                                 $      6.5   $     13.7   $     32.7   $     34.5
       Europe, Africa and Middle East                  (.3)         (.6)         1.8         (1.6)
       Asia-Pacific                                     .9          (.2)         1.8          (.4)
                                                ----------   ----------   ----------   ----------
                                                       7.1         12.9         36.3         32.5
                                                ----------   ----------   ----------   ----------
    Retail (net of eliminations)
       Americas                                        ---         (1.2)          .1         (1.4)
       Europe, Africa and Middle East                  (.7)         (.2)        (3.0)          .8
       Asia-Pacific                                    (.6)         1.6           .7         (1.8)
                                                ----------   ----------   ----------   ----------
                                                      (1.3)          .2         (2.2)        (2.4)
                                                ----------   ----------   ----------   ----------
       NMHG Consolidated                        $      5.8   $     13.1   $     34.1   $     30.1
                                                ==========   ==========   ==========   ==========

                                                     THREE MONTHS               NINE MONTHS
                                                -----------------------   -----------------------
                                                   2003         2002         2003         2002
                                                ----------   ----------   ----------   ----------
INTEREST EXPENSE
    Wholesale                                   $     (7.2)  $     (8.1)  $    (21.7)  $    (18.3)
    Retail (net of eliminations)                      (1.4)        (2.3)        (4.2)        (6.2)
                                                ----------   ----------   ----------   ----------
       NMHG Consolidated                        $     (8.6)  $    (10.4)  $    (25.9)  $    (24.5)
                                                ==========   ==========   ==========   ==========
OTHER INCOME (EXPENSE)-NET
    Wholesale                                   $       .8   $     (4.5)  $      2.0   $     (5.4)
    Retail (net of eliminations)                       ---          (.1)          .7         (1.1)
                                                ----------   ----------   ----------   ----------
       NMHG Consolidated                        $       .8   $     (4.6)  $      2.7   $     (6.5)
                                                ==========   ==========   ==========   ==========
NET INCOME (LOSS)
    Wholesale                                   $      1.6   $       .8   $     12.6   $      8.9
    Retail (net of eliminations)                       1.0         (1.6)        (1.0)        (6.6)
                                                ----------   ----------   ----------   ----------
       NMHG Consolidated                        $      2.6   $      (.8)  $     11.6   $      2.3
                                                ==========   ==========   ==========   ==========

A reconciliation of NMHG Wholesale's federal statutory and effective income tax is as follows for the three and nine months ended September 30:

                                                     THREE MONTHS               NINE MONTHS
                                                -----------------------   -----------------------
                                                   2003         2002         2003         2002
                                                ----------   ----------   ----------   ----------
NMHG WHOLESALE
Income before income taxes and
    minority interest:                          $       .7   $       .3   $     16.6   $      8.8
                                                ==========   ==========   ==========   ==========

Statutory taxes at 35%                          $       .2   $       .1   $      5.8   $      3.0
       Recognition of prior losses on
           investment in China                         ---          ---          ---         (1.9)
       Other permanent items                           (.7)         (.2)         (.9)         (.3)
                                                ----------   ----------   ----------   ----------
Income tax provision (benefit)                  $      (.5)  $      (.1)  $      4.9   $       .8
                                                ==========   ==========   ==========   ==========

Effective rate                                          (a)          (a)        29.5%         9.1%
                                                ==========   ==========   ==========   ==========

(a) The effective tax rates for the three months ended September 30, 2003 and 2002 are not meaningful.

During the first nine months of 2002, NMHG Wholesale recognized a U.S. tax benefit of $1.9 million related to the recognition of previously generated losses from its investment in China.

A reconciliation of NMHG Retail's federal statutory and effective income tax is as follows for the three and nine months ended September 30:

                                                     THREE MONTHS               NINE MONTHS
                                                -----------------------   -----------------------
                                                   2003         2002         2003         2002
                                                ----------   ----------   ----------   ----------
NMHG RETAIL (NET OF ELIMINATIONS)
Loss before income taxes:                       $     (2.7)  $     (2.2)  $     (5.7)  $     (9.7)
                                                ==========   ==========   ==========   ==========
Statutory taxes at 35%                          $      (.9)  $      (.8)  $     (2.0)  $     (3.4)
       Release of valuation reserve                   (2.8)         ---         (2.8)         ---
       Other permanent items                           ---           .2           .1           .3
                                                ----------   ----------   ----------   ----------
Income tax provision (benefit)                  $     (3.7)  $      (.6)  $     (4.7)  $     (3.1)
                                                ==========   ==========   ==========   ==========
Effective rate                                          (a)       27.3 %        82.5%        32.0%
                                                ==========   ==========   ==========   ==========

(a) The effective tax rate for the three months ended September 30, 2003 is not meaningful.

During the third quarter of 2003, NMHG Retail reversed $2.8 million in valuation allowances related to foreign net operating loss carryforwards. As a result of non-U.S. tax law changes, the Company now expects to utilize these foreign net operating loss carryforwards.

THIRD QUARTER OF 2003 COMPARED WITH THIRD QUARTER OF 2002

NMHG WHOLESALE: Revenues increased $24.9 million, or 7.3%, to $367.2 million in the third quarter of 2003 from $342.3 million in the third quarter of 2002. The increase in revenues was primarily due to (i) a $15.1 million increase as a result of improved unit volume worldwide, (ii) a $13.0 million increase due to favorable foreign currency movements and (iii) $4.7 million of other improvements primarily as a result of a shift in product mix to higher-priced lift trucks. These increases were partially offset by a $7.9 million decrease in parts sales, as a result of a partial shift to direct ship sales, resulting in revenue recognition on a net rather than gross basis. Lift truck shipments increased 5.6% to 16,163 units in the third quarter of 2003 from 15,299 units in the third quarter of 2002.

Operating profit decreased $5.8 million to $7.1 million in the third quarter of 2003 from $12.9 million in the third quarter of 2002. Operating profit as a percentage of revenues was 1.9% in the third quarter of 2003 versus 3.8% in the third quarter of 2002. The decrease in operating profit was due to a $19.1 million increase in cost of goods sold and a $11.6 million increase in selling, general and administrative expenses partially offset by increases in operating profit attributable to the $24.9 million increase in revenues discussed above and improved parts margins. The increase in cost of goods sold was directly related to the increase in revenues and a $2.6 million increase in restructuring charges as a result of additional expenses related to the previously announced phase-out of the Lenoir, North Carolina lift truck component facility. The total additional restructuring expenses recognized in the third quarter was $2.9 million. These expenses were not eligible for accrual in 2002. See additional discussion of the NMHG Wholesale restructuring programs under the heading "NMHG Restructuring Plans" in this Form 10-Q. The increase in selling, general and administrative expenses was principally due to the timing of marketing programs and employee expenses and increased product development costs.

Net income increased $0.8 million to $1.6 million in the third quarter of 2003 from $0.8 million in the third quarter of 2002. The decrease in operating profit discussed above was more than offset by two non-comparable charges taken in the third quarter of 2002: a $3.0 million pre-tax charge for the impairment of certain investments in unconsolidated affiliates and a $1.7 million pre-tax charge for (i) the mark-to-market of interest rate swap agreements that no longer qualified for hedge accounting following the refinancing of NMHG's debt in May 2002 and (ii) the recognition of previously deferred losses on these interest rate swap agreements. Additionally, NMHG Wholesale's net income for the third quarter of 2003 was positively effected by a $0.9 million decrease in interest expense, primarily due to the cost of interest rate swap agreements prior to their termination during the third quarter of 2002, and a $0.4 million decrease in income taxes primarily due to reductions in 2003's effective tax rates during the quarter ended September 30, 2003, as detailed in the tax reconciliation table above.

The worldwide backlog level increased to 20,100 units at September 30, 2003 from 18,700 units at September 30, 2002 and 19,400 units at June 30, 2003 primarily due to an increase in demand.

NMHG RETAIL (NET OF ELIMINATIONS): Revenues decreased $2.6 million, or 6.0%, to $40.7 million in the third quarter of 2003 from $43.3 million in the third quarter of 2002. This decrease was primarily due to the January 3, 2003 sale of NMHG Retail's only wholly owned U.S. dealer, partially offset by higher revenues in Europe and Asia-Pacific principally resulting from foreign currency effects. NMHG Retail-Americas' revenues were $6.4 million in the third quarter of 2002.

Operating loss for the third quarter of 2003 was $1.3 million as compared with an operating profit of $0.2 million in the third quarter of 2002. Operating profit (loss) as a percentage of revenues was (3.2%) in the third quarter of 2003 versus 0.5% in the third quarter of 2002. The decrease in operating profit was due to the $2.6 million decrease in revenues discussed above and a $1.8 million increase in cost of goods sold offset by a $2.9 million decrease in selling, general and administrative expenses. The increase in cost of goods sold was primarily due to increased costs related to rental and service contracts as a result of increased repair and maintenance expenditures. This was partially offset by the favorable effect of selling the unprofitable wholly owned U.S. dealer, which had an operating loss of $1.2 million in the third quarter of 2002.

Net income increased $2.6 million to $1.0 million in the third quarter of 2003 from a net loss of $1.6 million in the third quarter of 2002 primarily due to a $2.8 million tax benefit realized in the third quarter of 2003 in NMHG Retail's Asia-Pacific operations. As a result of non-U.S. tax law changes, NMHG now expects to utilize certain foreign net operating loss carryforwards previously reserved.

FIRST NINE MONTHS OF 2003 COMPARED WITH FIRST NINE MONTHS OF 2002

NMHG WHOLESALE: Revenues increased $121.8 million, or 12.0%, to $1,139.0 million in the first nine months of 2003 from $1,017.2 million in the first nine months of 2002. The increase in revenues was primarily the result of a $72.5 million increase in unit volume and $54.6 million in favorable foreign currency movements. Unit shipments increased 9.0% to 50,576 units in the first nine months of 2003 as compared with 46,405 in the first nine months of 2002.

Operating profit increased $3.8 million to $36.3 million in the first nine months of 2003 from $32.5 million in the first nine months of 2002. Operating profit was 3.2% of revenues in both the nine months ended September 30, 2003 and 2002. The increase in operating profit was the result of the $121.8 million increase in revenues discussed above and increases attributable to a shift in mix to higher-margin lift trucks and improved margins on parts sales. These factors were partially offset by a $94.0 million increase in cost of goods sold and a $24.0 million increase in selling, general and administrative expenses. The increase in cost of goods sold was directly related to the increase in revenues and a $4.3 million increase in restructuring charges. Restructuring charges increased primarily as a result of additional expenses related to the previously announced phase-out of the Lenoir, North Carolina lift truck component facility. These expenses were not eligible for accrual in 2002. See additional discussion of the NMHG Wholesale restructuring programs under the heading "NMHG Restructuring Plans" in this Form 10-Q. The increase in selling, general and administrative expenses was mainly due to increased marketing and product development expenses as well as unfavorable foreign currency effects, largely as a result of the weakening U.S. dollar against the euro.

Net income increased $3.7 million to $12.6 million in the first nine months of 2003 from $8.9 million in the first nine months of 2002. The increase in net income was due to the factors affecting operating profit discussed above as well as a $3.8 million pre-tax decrease in the loss on interest rate swap agreements during the first nine months of 2002 due to (i) the inclusion in the year-to-date 2002 results of an expense for the mark-to-market of interest rate swap agreements that no longer qualified for hedge accounting following the refinancing of NMHG's debt in May 2002 and (ii) the recognition of previously deferred losses on these interest rate swap agreements. Additionally, the year-to-date 2002 results include a $3.0 million pre-tax charge for the impairment of certain investments in unconsolidated affiliates. These factors were partially offset by a $3.4 million increase in interest expense, including the amortization of deferred financing fees, and the inclusion in the year-to-date 2002 results of a $1.9 million tax benefit related to the recognition of previously generated losses in China.

NMHG RETAIL (NET OF ELIMINATIONS): Revenues decreased $12.6 million, or 9.8%, to $116.3 million in the first nine months of 2003 from $128.9 million in the first nine months of 2002. The decrease in revenues was primarily due to the January 3, 2003 sale of NMHG Retail's only wholly owned U.S. dealer. Excluding the results of the Americas' operations, revenues increased $6.6 million, primarily due to $22.7 million in favorable foreign currency effects, partially offset by a $5.6 million decrease in revenues from service contracts, $3.4 million in reduced parts sales and $2.9 million in lower used truck sales.

Operating loss decreased $0.2 million to $2.2 million in the first nine months of 2003 from $2.4 million in the first nine months of 2002. Operating loss as a percentage of revenues was (1.9%) in both the nine months ended September 30, 2003 and September 30, 2002. The decrease in operating loss was primarily due to the $3.9 million favorable effect of disposing of unprofitable wholly owned dealerships, including NMHG Retail's only wholly owned U.S. dealer, partially offset by a decrease in profits from the sale of used lift trucks and a decrease related to reduced service contract revenues.

Net loss decreased $5.6 million to $1.0 million in the nine months ended September 30, 2003 from a net loss of $6.6 million in the first nine months of 2002. The decrease in net loss was primarily due to the $2.8 million tax benefit realized at the Company's Asia-Pacific operations (see further discussion in the NMHG Retail section of the quarter-to-quarter comparison above) and a $2.0 million decrease in interest expense.

NMHG RESTRUCTURING PLANS

NMHG 2002 RESTRUCTURING PROGRAM

As announced in December 2002, NMHG Wholesale is phasing out its Lenoir, North Carolina, lift truck component facility and restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. During the fourth quarter of 2002, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million pre-tax. Of this amount, $3.8 million related to a non-cash asset impairment charge for a building, machinery and tooling, which was determined based on the then current market values for similar assets and broker quotes as compared with the net book value of these assets; and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments began during the second quarter of 2003. As of September 30, 2003, payments of $1.2 million were made to approximately 150 employees. Payments are expected to continue through 2005. In addition, $0.3 million of the amount accrued at December 31, 2002 was reversed in the first nine months of 2003 as a result of a reduction in the estimate of employees eligible to receive severance payments.

Approximately $5.4 million of pre-tax restructuring related costs primarily related to manufacturing inefficiencies, which were not eligible for accrual in December 2002, were expensed in the first nine months of 2003. Of the $5.4 million additional costs incurred during 2003, $5.1 million is classified as cost of sales and the remaining $0.3 million is classified as selling, general and administrative expenses in the Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2003. Additional costs, not eligible for accrual, for severance and manufacturing inefficiencies are expected to be approximately $4.3 million for the remainder of 2003, $8.5 million in 2004 and $5.9 million in 2005. Initial net benefits from this restructuring program are expected to be realized in 2004 with a full twelve months of estimated annual pre-tax benefits of approximately $14.8 million expected beginning in 2005. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting effect on manufacturing efficiencies.

This restructuring program will allow the Company to re-focus its operating activities, including the manufacture of new product lines in Europe. As a result, the Company expects to receive government grants during 2003 through 2005 totaling approximately $6.5 million. Of this total amount, $0.8 million was recognized in the third quarter of 2003.

NMHG 2001 RESTRUCTURING PROGRAMS

During 2001, management committed to the restructuring of certain operations in Europe for both the Wholesale and Retail segments of the business. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax for severance and other employee benefits to be paid to approximately 285 direct and indirect factory labor and administrative personnel in Europe. As of December 31, 2002, payments of $3.4 million to approximately 245 employees had been made and $0.2 million of the amount originally accrued was reversed in 2002. Although the majority of the headcount reductions were made by the end of 2002, final payments of $0.9 million were made to 16 employees during the first nine months of 2003. As a result of the reduced headcount in Europe, NMHG Wholesale realized pre-tax cost savings primarily from reduced employee wages and benefits of $6.9 million for the first nine months of 2003 and estimates pre-tax savings of $2.3 million for the remainder of 2003. Annual pre-tax cost savings of $9.2 million are expected to continue subsequent to 2003 as a result of this program. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting effect on manufacturing efficiencies or due to changes in foreign currency rates.

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. As of December 31, 2002, severance payments, net of currency effects, of $2.8 million had been made to approximately 110 employees. Although the majority of the headcount reductions were made by the end of 2002, during the first nine months of 2003, severance payments of $0.4 million were made to seven employees. In addition, $0.7 million pre-tax of the amount accrued at December 31, 2002 was reversed in the first nine months of 2003 as a result of a reduction in the estimate of the total number of employees to receive severance as well as a decrease in the average amount to be paid to each employee. The remaining severance payments are expected to be completed during 2004. In addition, the lease impairment accrual was increased by $0.2 million during 2003 as a result of additional lease expense. Cost savings primarily from reduced employee wages, employee benefits and lease costs of approximately $2.3 million pre-tax were realized in the first nine months of 2003 and are expected to be approximately $0.8 million pre-tax for the remainder of 2003 related to this program. Annual pre-tax cost savings of $3.1 million are expected to continue subsequent to 2003. Estimated benefits could be reduced by additional severance payments, if any, made to employees above the statutory or contractually required amount that was accrued in 2001 or due to changes in foreign currency rates.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $14.5 million for NMHG Wholesale and $3.9 million for NMHG Retail during the first nine months of 2003. These capital expenditures included tooling for new products, machinery, equipment and lease and rental fleet. It is estimated that NMHG Wholesale's capital expenditures for the remainder of 2003 will be approximately $11.9 million, of which approximately $1.2 million relates to the NMHG 2002 restructuring program, primarily for new tooling and equipment. NMHG Retail's capital expenditures for the remainder of 2003 are not expected to be significant. Planned expenditures for the remainder of 2003 include tooling for new products, capital expenditures arising as a result of the manufacturing restructuring programs and replacement of machinery and equipment. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.

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

Additionally, NMHG has a secured, floating-rate revolving credit facility which expires in May 2005. Availability under the revolving credit facility is up to $175.0 million and is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the revolving credit facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. At September 30, 2003, the borrowing base under the revolving credit facility was $94.1 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $15.0 million. Borrowings outstanding under this facility were $13.9 million at September 30, 2003. Therefore, at September 30, 2003, the excess availability under the revolving credit facility was $80.2 million. The floating rate of interest applicable to this facility on September 30, 2003 was 5.875%, including the applicable floating rate margin.

In addition to the amount outstanding under the Senior Notes and the revolving credit facility, NMHG had borrowings of approximately $33.4 million outstanding at September 30, 2003 under various foreign working capital facilities and other domestic term loans.

NMHG believes that funds available under the revolving credit facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of NMHG's revolving credit facility in May 2005.

NMHG's capital structure is presented below:

                                                               SEPTEMBER 30   DECEMBER 31
                                                                   2003           2002
                                                               ------------   ------------
Total net tangible assets                                      $      374.7   $      362.8
Goodwill and other intangibles at cost                                495.2          487.7
                                                               ------------   ------------
         Net assets before amortization of goodwill and
                   other intangibles                                  869.9          850.5
Accumulated goodwill and other intangibles amortization              (145.7)        (142.3)
Total debt                                                           (316.5)        (324.8)
Minority interest                                                       (.3)          (1.1)
                                                               ------------   ------------

Stockholder's equity                                           $      407.4   $      382.3
                                                               ============   ============
Debt to total capitalization                                             44%            46%

The increase in total net tangible assets of $11.9 million was primarily due to a $41.6 million increase in inventory primarily as a result of the timing of production, assembly of components, and shipments of finished goods due to the implementation of the 2002 restructuring program, and a $36.8 million increase in trade and intercompany accounts receivable due to increased volume. These increases were partially offset by a $31.1 million decrease in cash, primarily as a result of the reduction of debt, a $14.6 million increase in trade and intercompany accounts payable primarily as a result of timing of payments, an $8.6 million decrease in net assets as a result of the sale of NMHG Retail's only wholly owned U.S. dealer on January 3, 2003 and an $8.6 million decrease in property, plant and equipment. Stockholder's equity at September 30, 2003 increased $25.1 million as a result of net income of $11.6 million, a favorable foreign currency translation adjustment of $18.1 million and a $0.4 million favorable adjustment to the deferred loss on hedges. These increases were partially offset by a dividend to NACCO of $5.0 million.

EFFECTS OF FOREIGN CURRENCY

NMHG operates internationally and enters into transactions denominated in foreign currencies. As such, the Company's financial results are subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating profit and net income (loss) are addressed in the discussion of operating results above.

OUTLOOK

NMHG WHOLESALE

NMHG Wholesale expects overall lift truck shipments to increase in the fourth quarter of 2003 compared with the fourth quarter of 2002. While global market prospects remain uncertain, lift truck markets in the Americas are anticipated to continue to improve gradually in the last quarter of 2003. Markets in Europe and Asia-Pacific are expected to remain relatively flat. Markets are expected to improve moderately in 2004.

NMHG Wholesale expects that fourth quarter results will continue to be reduced by ongoing costs for a product development program that is anticipated to mature in 2004-2006 and additional costs related to the Lenoir, North Carolina and Irvine, Scotland manufacturing restructuring programs announced in December 2002. In 2004, high product development and introduction costs are expected to continue and manufacturing restructuring costs are anticipated to decline.

NMHG RETAIL

NMHG Retail expects to continue its programs to improve the performance of its wholly owned dealerships for the remainder of 2003 and in 2004 as part of its objective to achieve and sustain at least break-even results. In future periods, the Company does not expect to recognize a tax benefit of the magnitude realized in the third quarter of 2003.

The statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to the Company's operations include, without limitation:

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

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.
                  See Exhibit Index on page 34 of this quarterly report on Form 10-Q.

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

                                                  NMHG Holding Co.
                                    --------------------------------------------
                                                   (Registrant)

Date  November 13, 2003                        /s/ Michael K. Smith
                                    --------------------------------------------

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

                                  Exhibit Index

Exhibit
Number*                           Description of Exhibits
-------                           -----------------------
  31.1     Certification of Reginald R. Eklund pursuant to Rule 13a-14(a)/15d-14
           (a) of the Exchange Act

  31.2     Certification of Michael K. Smith pursuant to Rule 13a-14(a)/15d-14
           (a) of the Exchange Act

  32 Certifications pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Reginald R. Eklund and Michael K. Smith

*Numbered in accordance with Item 601 of Regulation S-K.