Form 10-K
period 2003-12-31
NMHG HOLDING CO
filed 2004-03-15
CIK 1173514

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File No 333-89248

NMHG HOLDING CO.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1637659 (I.R.S. Employer Identification No.)

650 NE Holladay Street, Suite 1600 Portland, Oregon (Address of principal executive offices)	97232 (Zip Code)

Registrant’s telephone number, including area code: (503) 721-6000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES	NO X

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant as of June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter):

None

As of February 29, 2004, the registrant had 100 shares of common stock outstanding, all of which was held by an affiliate of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None

The registrant meets the conditions set forth in General Instruction I 1(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

[This Page Intentionally Left Blank]

PART I
Item 1. BUSINESS
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Item 6.SELECTED FINANCIAL DATA
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 9A. CONTROLS AND PROCEDURES
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 24(I) POA
EXHIBIT 24(II) POA
EXHIBIT 24(III) POA
EXHIBIT 24(IV) POA
EXHIBIT 24(V) POA
EXHIBIT 24(VI) POA
EXHIBIT 24(VII) POA
EXHIBIT 24(VIII) POA
EXHIBIT 24(IX) POA
EXHIBIT (X) POA
EXHIBIT 24(XI) POA
EXHIBIT 24(XII) POA
EXHIBIT 24(XIII) POA
EXHIBIT 24(XIV) POA
EXHIBIT 24(XV) POA
EXHIBIT 31.1 CEO 302 CERT.
EXHIBIT 31.2 CFO 302 CERT.
EXHIBIT 32 906 CERTIFICATIONS

PART I

Item 1. BUSINESS.

General

     NMHG Holding Co. (“NMHG”) is a wholly owned subsidiary of NACCO Industries, Inc. (“NACCO”). NMHG and its wholly owned subsidiary, NACCO Materials Handling Group, Inc. design, engineer, manufacture, sell, service and lease a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names.

     NMHG was incorporated in Delaware in 1999 to serve as a holding company for Hyster-Yale Materials Handling, Inc., which was incorporated in Delaware in 1991 as part of a holding company reorganization.

     NMHG operates in two reportable segments: NMHG Wholesale and NMHG Retail.

NMHG Wholesale

     NMHG Wholesale designs, engineers, manufactures and sells a comprehensive line of lift trucks and aftermarket parts on a global basis under the Hyster and Yale brand names.

Manufacturing and Assembly

     NMHG Wholesale manufactures components, such as frames, masts and transmissions, and assembles products in the market of sale to minimize freight cost and balance currency mix. In some instances, however, it utilizes one worldwide location to manufacture specific components or assemble specific products. NMHG Wholesale operates 14 manufacturing and assembly facilities worldwide with six plants in the Americas, five in Europe and three in Asia-Pacific, including joint venture operations.

     Sales of lift trucks represented approximately 83% of NMHG Wholesale’s annual revenues in 2003 and 81% in each of 2002 and 2001.

Marketing

     NMHG Wholesale’s marketing organization is structured in three regional divisions: the Americas; Europe, which includes the Middle East and Africa; and Asia-Pacific. In each region, certain marketing support functions for the Hyster and Yale brands are combined into a single shared services organization. These activities include sales and service training, information systems support, product launch coordination, direct advertising, specialized sales material development, help desks, order entry, marketing strategy and field service support. Only the specific aspects of NMHG Wholesale’s sales and marketing activities that interact directly with dealers and customers, such as dealer consulting and new lift truck units and aftermarket parts transaction support, are brand specific.

Distribution Network

     NMHG Wholesale distributes lift trucks and aftermarket parts through two channels: dealers and a National Accounts organization.

     Dealers

     Independent Dealers

     The majority of NMHG Wholesale’s dealers are independently owned and operated. In the Americas, NMHG Wholesale had 61 independent Hyster dealers and 75 independent Yale dealers as of December 31, 2003. In Europe, including the Middle East and Africa, Hyster had 75 independent dealers with locations in 94 countries and Yale had 90 independent dealers with locations in 38 countries as of December 31, 2003. Hyster had 15 independent dealers in Asia-Pacific as of December 31, 2003. Yale was represented by 11 independent dealers in Asia-Pacific as of December 31, 2003.

     Owned Dealers

     From time to time, NMHG has acquired, on an interim basis, certain independent Hyster, Yale and competitor dealers and rental companies to strengthen or protect Hyster’s and Yale’s presence in select territories. See section following entitled “NMHG Retail” for a description of NMHG’s owned dealers.

     National Accounts

     NMHG Wholesale operates a National Accounts organization for both Hyster and Yale focused on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The National Accounts organization accounted for 17% of new lift truck unit volume in 2003. The dealer network described above supports the National Accounts organization by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with National Accounts sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, the National Accounts organization markets services including full maintenance leases and total fleet management.

Customers

     NMHG Wholesale’s customer base is diverse and fragmented, including, among others, food distributors, trucking and automotive companies, lumber, metal products, rental, paper and building materials suppliers, warehouses, light and heavy manufacturers, retailers and container handling companies. No single customer comprised 10% or more of the Company’s revenues from unaffiliated customers.

Aftermarket Parts

     NMHG Wholesale offers a line of aftermarket parts to service its large installed base of lift trucks currently in use in the industry. NMHG Wholesale offers online technical reference databases to obtain the required aftermarket parts to service lift trucks and an aftermarket parts ordering system. Aftermarket parts sales represented approximately 17% of NMHG Wholesale’s annual revenues in 2003 and 19% in each of 2002 and 2001.

     NMHG Wholesale sells Hyster and Yale branded aftermarket parts to dealers for Hyster and Yale lift trucks. NMHG Wholesale also sells aftermarket parts under the UNISOURCE™, MULTIQUIP™ and PREMIER™ brands to Hyster and Yale dealers for the service of competitor lift trucks. NMHG has entered into a contractual relationship with a third-party, multi-brand, aftermarket parts wholesaler in the Americas, Europe and Asia-Pacific whereby orders from NMHG Wholesale dealers for parts for competitor lift trucks are fulfilled by the third party who then pays NMHG Wholesale a commission.

Financing of Sales

     NMHG Wholesale is engaged in a joint venture with General Electric Capital Corporation (“GECC”) to provide dealer and customer financing of new lift trucks in the United States. NMHG owns 20% of the joint venture entity, NMHG Financial Services, Inc. (“NFS”), and receives fees and remarketing profits under a joint venture agreement. The Company has an agreement with GECC to extend this agreement into 2008. NMHG accounts for its ownership of NFS using the equity method of accounting.

     In addition, NMHG Wholesale has also entered into an operating agreement with GECC under which GECC provides leasing and financing services to Hyster and Yale dealers and their customers outside of the United States. GECC pays NMHG a referral fee once certain financial thresholds are reached. This agreement expires in 2004. NMHG and GECC are negotiating for the renewal of this agreement which is expected to be completed prior to expiration of the agreement in 2004.

     Under the joint venture agreement with NFS and the operating agreement with GECC, NMHG’s dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, NMHG provides residual value guarantees or standby recourse or repurchase obligations to NFS or to GECC. In substantially all of these transactions, a perfected security interest is maintained in the lift trucks financed, so that in the event of a default, NMHG has the ability to foreclose on the leased property and sell it through the Hyster or Yale dealer network. Furthermore, NMHG has established reserves for exposures under these agreements.

Backlog

     As of December 31, 2003, NMHG Wholesale’s backlog of new lift trucks was approximately 19,100 units, or $369 million, of which substantially all is expected to be filled during fiscal 2004. This compares to the backlog as of December 31, 2002 of approximately 18,800 units, or $340 million. Backlog represents unfilled lift truck orders placed with NMHG Wholesale’s manufacturing and assembly facilities from dealers, National Accounts customers and contracts with the United States government.

Key Suppliers

     In 2003, no single supplier accounted for more than 5% of NMHG Wholesale’s purchases. NMHG Wholesale believes there are competitive alternatives to all suppliers.

Competition

     Competition in the lift truck industry is based primarily on strength and quality of dealers, brand loyalty, customer service, availability of products and aftermarket parts, comprehensive product line offering, product performance, product quality and features and the cost of ownership over the life of the lift truck. NMHG’s management believes that it is competitive in all of these areas.

     The lift truck industry also competes with alternative methods of materials handling, including conveyor systems and automated guided vehicle systems.

     NMHG’s aftermarket parts offerings compete with parts manufactured by other lift truck manufacturers as well as companies that focus solely on the sale of generic parts.

Patents, Trademarks and Licenses

     NMHG Wholesale is not materially dependent upon patents or patent protection. NMHG Wholesale is the owner of the Hyster trademark. NMHG uses the Yale trademark on a perpetual royalty-free basis in connection with the manufacture and sale of lift trucks and related components. NMHG believes that the Hyster and Yale trademarks are material to its business.

NMHG Retail

General

     From time to time, NMHG, through NMHG Retail, has acquired, on an interim basis, certain independent Hyster, Yale and competitor dealers and rental companies to strengthen or protect Hyster’s or Yale’s presence in select territories. NMHG’s long-term strategy is to retain or identify strategic buyers for owned dealers that represent “best-in-class” dealers to support the Hyster and Yale brands.

     As of December 31, 2003, NMHG Retail had eight dealerships and rental companies in Europe and nine dealerships and rental companies in Asia-Pacific.

Company Operations

     An NMHG Retail dealership is authorized to sell and rent either Hyster or Yale brand materials handling equipment. These dealerships will typically also sell allied lines of equipment from other manufacturers pursuant to dealer agreements. Allied equipment includes such items as sweepers, aerial work platforms, personnel carts, rough terrain forklifts and other equipment as well as racking and shelving. The number and type of products available will vary from dealership to dealership. In addition to the outright sale of new and used equipment, dealerships provide equipment for lease and for short- or long-term rental. Dealerships also derive revenue from the sale of parts and service related to equipment sold, leased and/or serviced by them. Service is performed both in-shop and at the customer’s site.

     NMHG Retail dealerships are granted a primary geographic territory by NMHG Wholesale in which they operate. NMHG Retail operations are conducted at branch facilities located in major cities within NMHG Retail’s assigned area of operations.

Competition

     The materials handling equipment sales and rental industry is highly fragmented and competitive. NMHG Retail’s competitors include dealers owned by original equipment manufacturers, original equipment manufacturer direct sales efforts, independently owned competitive dealerships and forklift rental outlets, independent parts operations, independent service shops and, to a lesser extent, independent Hyster or Yale dealers. The forklift truck industry also competes with alternative methods of materials handling, including conveyor systems, automated guided vehicle systems and manual labor.

Customers

     NMHG Retail’s customer base is highly diversified and ranges from Fortune 100 companies to small businesses in a substantial number of manufacturing and service industries. No single customer accounted for more than 10% of NMHG Retail’s revenues during 2003. NMHG Retail’s customer base varies widely by branch and is determined by several factors, including the equipment mix and marketing focus of the particular branch and the business composition of the local economy.

Financing of Sales

     NMHG Retail dealerships have a preferred relationship with GECC. NMHG Retail dealerships may obtain wholesale and retail financing for the sale and leasing of equipment through GECC. This affords these dealerships with a wide variety of financial products at competitive rates. See also “NMHG Wholesale — Financing of Sales” above.

Research and Development

     NMHG’s research and development capability is organized around four major engineering centers, all coordinated on a global basis from NMHG’s Portland, Oregon headquarters. Comparable products are designed for each brand concurrently and generally each center is focused on the global requirements for a single product line. NMHG’s counterbalanced development center, which has global design responsibility for several classes of lift trucks primarily used in industrial applications, is located in Portland, Oregon. NMHG’s big truck development center is located in Nijmegen, The Netherlands, adjacent to a dedicated global big truck assembly facility. Big trucks are primarily used in handling shipping containers and in specialized heavy lifting applications. Warehouse trucks, which are primarily used in distribution applications, are designed based on regional differences in stacking and storage practices. As a result, NMHG designs warehouse equipment for sale in the Americas market in Greenville, North Carolina adjacent to the Americas assembly facility for warehouse equipment. NMHG designs warehouse equipment for the European market in Masate, Italy adjacent to an assembly facility for warehouse equipment.

     NMHG’s engineering centers utilize a three-dimensional CAD/CAM system and are electronically connected to one another, to all of NMHG’s manufacturing and assembly facilities and to some suppliers. This allows for collaboration in technical engineering designs and collaboration with suppliers. Additionally, NMHG solicits customer feedback throughout the design phase to improve product development efforts. NMHG invested $51.2 million, $43.7 million and $44.7 million on product design and development activities in 2003, 2002 and 2001, respectively.

Sumitomo-NACCO Joint Venture

     NMHG has a 50% ownership interest in Sumitomo-NACCO Materials Handling Group (“S-N”), a limited liability company that was formed in 1970 to manufacture and distribute lift trucks in Japan. Sumitomo Heavy Industries, Inc. owns the remaining 50% interest in S-N. Each shareholder of S-N is entitled to appoint directors representing 50% of S-N’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Inc. prior to a vote of S-N’s board of directors. As a result, NMHG accounts for its ownership in S-N using the equity method of accounting. NMHG purchases Hyster and Yale branded lift trucks and related components and aftermarket parts from S-N under normal trade terms for sale outside of Japan.

Employees

     As of February 29, 2004, NMHG had approximately 7,150 employees, approximately 6,100 of whom were employed by the wholesale operations and approximately 1,050 of whom were employed by owned dealers. A majority of the employees in the Danville, Illinois parts depot operations (approximately 120 employees) are unionized, as are tool room employees (approximately 15 employees) located in Portland, Oregon. NMHG’s contracts with the Danville and Portland unions expire in June 2006 and October 2004, respectively. Negotiations with respect to these contracts have not yet commenced. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville and Lenoir, North Carolina are not represented by unions. In Mexico, shop employees are unionized.

     In Europe, some employees in the Craigavon, Northern Ireland; Irvine, Scotland; Masate, Italy; and Modena, Italy facilities are unionized. Employees in the Nijmegen, The Netherlands facility are not represented by unions, but the employees have organized a works council, as required by Dutch law, which performs a consultative role on employment matters. All of the European employees are part of European Works Council that performs a consultative role on business and employment matters.

     In Asia Pacific, 14 locations have Certified Industrial Agreements for hourly employees, of which seven of the locations have union involvement. The Certified Industrial Agreement for one of these locations expires in 2004.

     NMHG believes its current labor relations with both union and non-union employees are generally satisfactory. However, there can be no assurances that NMHG will be able to successfully renegotiate its union contracts without work stoppages or on acceptable terms.

Environmental Matters

     NMHG’s manufacturing operations are subject to laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous substances. NMHG Retail’s operations are particularly affected by laws and regulations relating to the disposal of cleaning solvents and wastewater and the use of and disposal of petroleum products from underground and above-ground storage tanks. NMHG’s policies stress compliance and NMHG believes it is currently in substantial compliance with existing environmental laws. If NMHG fails to comply with these laws or its environmental permits, then it could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions. In addition, future changes to environmental laws could require NMHG to incur significant additional expense or restrict operations. Based on current information, management does not expect compliance with environmental requirements to have a material adverse effect on NMHG’s financial condition or results of operations.

     In addition, NMHG’s products may be subject to laws and regulations relating to the protection of the environment, including those governing vehicle exhaust. Regulatory agencies in the United States and Europe have issued or proposed various regulations and directives designed to reduce emissions from spark ignited engines and diesel engines used in off-road vehicles, such as industrial lift trucks. These regulations will require NMHG and other lift truck manufacturers to incur costs to modify designs and manufacturing processes, and to perform additional testing and reporting. While there can be no assurance, NMHG believes that the impact of expenditures to comply with these requirements will not have a material adverse effect on its business.

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

Government and Trade Regulations

     Since June 1988, Japanese-built internal combustion engine lift trucks imported into the United States, with lifting capacities between 2,000 and 15,000 pounds, including finished and unfinished lift trucks, chassis, frames and frames assembled with one or more component parts, have been subject to an anti-dumping duty order. Anti-dumping duty rates in effect through 2003 range from 7.39% to 56.81% depending on manufacturer or importer. The anti-dumping duty rate applicable to imports from S-N is 51.33%. NMHG does not currently import for sale in the United States any lift trucks or components subject to the anti-dumping duty order. This anti-dumping duty order will remain in effect until the Japanese manufacturers and importers satisfy the U.S. Department of Commerce that they have not individually sold merchandise subject to the order in the United States below fair market value for at least three consecutive years, or unless the Commerce Department or the U.S. International Trade Commission finds that changed circumstances exist sufficient to warrant the retirement of the order. All of NMHG’s major Japanese competitors have either built or acquired manufacturing or assembly facilities over the past decade in the United States and any products manufactured at these facilities are not subject to the anti-dumping duty order. The legislation implementing the Uruguay round of The General Agreement on Tariffs and Trade (GATT) negotiations passed in 1994 provided for the anti-dumping order to be reviewed for possible retirement in 2000. NMHG opposed retirement of the order and the 2000 review did not result in retirement of the anti-dumping duty. The anti-dumping order will again be reviewed for possible retirement in 2005.

     There are no formal restraints on foreign lift truck manufacturers in the European Union. Several Japanese manufacturers have established manufacturing or assembly facilities within the European Union.

Segment and Foreign Operations Financial Disclosures

     For financial information on each of NMHG’s segments, see Note 15 to the Consolidated Financial Statements contained in Item 15 of this Form 10-K. For a description of revenues and other financial information by geographic region, see Note 15 to the Consolidated Financial Statements contained in Item 15 of this Form 10-K.

Item 2. PROPERTIES.

NMHG Wholesale

     The following table presents the principal assembly, manufacturing, distribution and office facilities that NMHG owns or leases for use in the wholesale operations:

Owned/
Region	Facility Location	Leased	Function(s)

Americas	Berea, Kentucky	Owned	Assembly of lift trucks
	Danville, Illinois	Owned	Americas parts distribution center
	Greenville, North Carolina	Owned	Divisional headquarters and marketing and sales operations for Hyster and Yale in Americas; Americas warehouse development center; assembly of lift trucks
	Lenoir, North Carolina	Owned	Manufacture and assembly of component parts for lift trucks
	Portland, Oregon	Owned	Counterbalanced development center for design and testing of lift trucks, prototype equipment and component parts
	Portland, Oregon	Leased	Manufacture of production tooling and prototype units
	Portland, Oregon	Leased	Global headquarters
	Ramos Arizpe, Mexico	Owned	Manufacture of component parts for lift trucks
	Sao Paolo, Brazil	Owned	Assembly of lift trucks and marketing operations for Brazil
	Sulligent, Alabama	Owned	Manufacture of component parts for lift trucks

Europe	Craigavon, Northern Ireland	Owned	Manufacture of lift trucks; cylinder and transmission assembly; mast fabrication and assembly for Europe
	Fleet, England	Leased	Hyster and Yale marketing and sales operations in Europe
	Irvine, Scotland	Owned	Divisional headquarters; assembly of lift trucks, mast manufacturing and assembly
	Modena, Italy	Leased	Assembly of lift trucks
	Masate, Italy	Leased	Assembly of lift trucks; European warehouse development center
	Nijmegen, The Netherlands	Owned	Big trucks development center; manufacture and assembly of big trucks and component parts; European parts distribution center

Asia	Shanghai, China	Owned (1)	Assembly of lift trucks by Shanghai Hyster joint venture
	Sydney, Australia	Leased	Divisional headquarters and sales and marketing for Asia-Pacific; distribution of aftermarket parts

(1)  This facility is owned by Shanghai Hyster Forklift Ltd., NMHG’s Chinese joint venture company.

     S-N’s operations are supported by five facilities. S-N’s headquarters are located in Obu, Japan at a facility owned by S-N. The Obu facility also has assembly and distribution capabilities. In Cavite, the Philippines, S-N owns a facility for the manufacture of frames for S-N products. As a result of the acquisition of a retail operation, S-N also has three dealerships in Japan.

NMHG Retail

     NMHG’s 17 dealerships operate from 45 locations. Of these locations, 18 are in Europe and 27 are in Asia-Pacific, as shown below:

Europe	Asia-Pacific

France (14)	Australia (26)
Germany (2)	Singapore (1)
The Netherlands (1)
United Kingdom (1)

     Dealer locations generally include facilities for displaying equipment, storing rental equipment, servicing equipment, aftermarket parts storage and sales and administrative offices. NMHG owns three of these locations and leases 42 locations. Some of the leases were entered into or assumed in connection with acquisitions and many of the lessors under these leases are former owners of businesses that NMHG acquired. In Europe, NMHG Retail continues to be a lessee for two locations that are no longer being used for its operations. One of these properties is being sub-leased.

     NMHG Retail geographic headquarters are shared with NMHG Wholesale in Fleet, England and Sydney, Australia.

Item 3. LEGAL PROCEEDINGS.

     Various legal proceedings and claims have been or may be asserted against NMHG relating to the conduct of its business, including product liability, environmental and other claims. These proceedings are incidental to the ordinary course of NMHG’s business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted pursuant to General Instruction I 2(c) of Form 10-K.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     NMHG is a wholly owned subsidiary of NACCO Industries, Inc. and there is no established public trading market for its common stock. In 2003 and 2002, NMHG declared a cash dividend of $5.0 million and $15.0 million, respectively, on its common stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of the restrictions on NMHG’s ability to pay such dividends.

     NMHG does not maintain compensation plans under which equity securities of NMHG are authorized for issuance.

Item 6. SELECTED FINANCIAL DATA.

     Omitted pursuant to General Instruction I 2(a) of Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except, Unit and Percentage Data)

OVERVIEW

     NMHG Holding Co., through its wholly owned subsidiary, NACCO Materials Handling Group, Inc. (collectively, “NMHG” or the “Company”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. The Company manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, the Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. NMHG Retail includes the elimination of intercompany revenues and profits resulting from sales by NMHG Wholesale to NMHG Retail.

     Demand for lift trucks is cyclical and depends upon capital budgeting in a variety of end markets where lift trucks are sold. NMHG believes its market, like the broader global economy, has begun to recover and is poised for further growth. In order to streamline manufacturing processes and transfer processes and sourcing to low-cost locations, NMHG developed and implemented global restructuring programs during the last three years, which included the closure of assembly facilities, labor and overhead reductions and restructuring of its owned dealers. These programs have reduced and will continue to reduce costs and more closely align operations with the demand for products and services, while maintaining substantially the same lift truck production capacity in fewer facilities.

     In addition to the global restructuring programs, NMHG has undertaken other global programs to reduce costs, while improving the quality of its products in order to take advantage of opportunities in its markets. NMHG’s quality improvement program has focused on improving quality in all aspects of its business, including specific programs to enhance reliability, improve vendor and plant quality and reduce warranty costs.

     Along with its programs to reduce costs and improve quality, NMHG has continued to focus on growth opportunities through developing new products, expanding its national and global accounts and strengthening its dealer network. NMHG continuously strives to improve its product offerings by the development of new products and enhancements to existing products. Included in current product development activities is the development of a new series of 1 to 8 ton internal combustion engine lift trucks, which represents one of the most significant product development projects in NMHG’s history. Global and national accounts programs focus on large customers with centralized purchasing but geographically diverse operations and offer these customers the ability to purchase equipment directly from NMHG while receiving service and support from its dealer network. NMHG continues to develop its worldwide network of owned and independent dealers as a critical component of its growth strategy.

     NMHG believes these cost-reduction, quality-improvement and growth programs have positioned the Company to take advantage of the continued recovery in the capital goods market, and will result in reduced fixed overhead costs, lower manufacturing costs and improvements in both gross margins and operating profit. Some savings are volume-sensitive and the program benefits are based on future unit volume levels that are consistent with historical industry demand cycle patterns. In addition, in 2004, the costs associated with current development programs will continue to be significant and offset the benefits of cost-reduction programs. If future industry demand levels are lower than historical industry demand cycles would indicate, or if on-going operating costs, including engineering costs, are higher than projected, the actual annual savings and benefits from these programs could be lower than anticipated.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities (if any). On an ongoing basis, the Company evaluates its estimates, including those related to product discounts and returns, bad debts, inventories, income taxes, warranty obligations, product liabilities, restructuring, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience, actuarial valuations and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except, Unit and Percentage Data)

     Product liabilities: The Company provides for the estimated cost of personal and property damage relating to the Company’s products. Reserves are made for estimates of the costs for known claims and estimates of the costs of incidents that have occurred but for which a claim has not yet been reported to the Company, in excess of available insurance coverage. While the Company engages in extensive product quality reviews and customer education programs, the Company’s product liability provision is affected by the number and magnitude of claims of alleged product-related damage and the cost to defend those claims. In addition, the provision for product liabilities is also affected by changes in assumptions for medical costs, inflation rates, trends in damages awarded by juries and estimates of the number of claims that have been incurred but not yet reported. Changes to the estimate of any of these factors could result in a material change to the Company’s product liability provision causing a related increase or decrease in reported net operating results in the period of change in the estimate.

     Goodwill: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company is required to test goodwill for impairment at least annually. Changes in management’s judgments and estimates could significantly affect the Company’s analysis of the impairment of goodwill. To test goodwill for impairment, the Company is required to estimate the fair value of each of its reporting units. Since quoted market prices in an active market are not available for the Company’s reporting units, the Company uses other valuation techniques. The Company has developed a model to estimate the fair value of the reporting units, primarily incorporating a discounted cash flow valuation technique. This model incorporates the Company’s estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management’s judgment regarding the applicable discount rates to use to discount those estimated cash flows. Changes to these judgments and estimates could result in a significantly different estimate of the fair value of the reporting units which could result in an impairment of goodwill.

     Revenue recognition: Revenues are generally recognized when title transfers or risk of loss passes as customer orders are completed and shipped. For NMHG’s National Account customers, revenue is recognized upon customer acceptance. Reserves for discounts, returns and product warranties are maintained for anticipated future claims. The accounting policies used to develop these product discounts, returns and warranties include:

Product discounts: The Company records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. Truck sales revenue is recorded net of projected discounts. The estimated discount amount is based upon historical trends for each truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, NMHG offers special incentives to increase retail share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained. If market conditions were to decline or if competition was to increase, the Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenues at the time the incentive is offered.

Product returns: Products generally are not sold with the right of return. However, based on the Company’s historical experience, a portion of products sold are estimated to be returned due to reasons such as product failure and excess inventory stocked by the customer which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues at the time of sale based on this historical experience and the limited right of return provided to certain customers. If future trends were to change significantly from those experienced in the past, incremental reductions to revenues may result based on this new experience.

Product warranties: The Company provides for the estimated cost of product warranties at the time revenues are recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, labor costs and replacement component costs incurred in correcting a product failure. Should actual product failure rates, labor costs or replacement component costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required which would affect net income.

     Allowances for doubtful accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except, Unit and Percentage Data)

     Deferred tax valuation allowances: The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. A valuation allowance has been provided against certain deferred tax assets related to non-U.S. and state net operating loss carryforwards. Management believes the reserves are adequate after considering future taxable income, allowable carryforward periods and ongoing prudent and feasible tax planning strategies. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount (including the valuation allowance), an adjustment to the deferred tax asset would increase income in the period such determination was made. Conversely, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be expensed in the period such determination was made.

     Retirement Benefit Plans: The Company maintains various defined benefit pension plans covering most of its employees. In 1996, pension benefits were frozen for employees covered under NMHG’s United States plans, except for those NMHG employees participating in collective bargaining agreements. As a result, in the United States only certain employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees of the Company, including employees whose pension benefits were frozen as of December 31, 1996, will receive retirement benefits under defined contribution retirement plans. The Company’s policy is to periodically make contributions to fund these plans within the range allowed by applicable regulations. Plan assets consist primarily of publicly traded stocks, investment contracts and government and corporate bonds. There is no guarantee that the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses.

     The expected long-term rate of return on plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption at its September 30 measurement date were based upon the rates of returned earned by investments in the equivalent benchmark market indices for each asset class over the time period from January 1, 1960 to September 30, 2003 and 2002. During both the significant market gains in the 1990s and 2003, as well as the recent period of depressed market returns during 2000 through 2002, the Company has held to a 9.00% expected rate of return assumption.

     The Plans maintain an investment policy that, among other things, establishes a portfolio asset allocation methodology with percentage allocation bands for individual asset classes. This investment policy states that the plans invest from 60% to 70% in equity securities and from 30% to 40% in fixed income securities. The investment policy further divides the investments in equity securities among separate allocation bands for equities of large cap companies, equities of medium and small cap companies and equities of non-U.S. companies. The investment policy provides that investments are reallocated between asset classes as balances exceed or fall below the appropriate allocation bands.

     The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. Under the Company’s current policy, plan benefits are funded at the time they are due to participants. The plans have no assets.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects on pre-tax income:

	1 - Percentage -Point	1 - Percentage -Point
	Increase	Decrease

Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	$0.2	$(0.1)

     See Note 14 to the Consolidated Financial Statements for further discussion of the Company’s Retirement Benefit Plans.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except, Unit and Percentage Data)

FINANCIAL REVIEW

     The segment and geographic results of operations for NMHG were as follows for the year ended December 31:

	2003	2002	2001

Revenues
Wholesale
Americas	$1,068.7	$958.3	$1,031.1
Europe, Africa and Middle East	446.5	385.8	363.9
Asia-Pacific	101.8	72.1	68.3

	1,617.0	1,416.2	1,463.3

Retail (net of eliminations)
Americas	1.2	26.2	30.9
Europe, Africa and Middle East	78.3	66.2	106.8
Asia-Pacific	83.1	79.8	71.4

	162.6	172.2	209.1

NMHG Consolidated	$1,779.6	$1,588.4	$1,672.4

Operating profit (loss)
Wholesale
Americas	$47.1	$49.0	$10.0
Europe, Africa and Middle East	6.3	(2.8)	(13.7)
Asia-Pacific	2.1	0.4	(1.8)

	55.5	46.6	(5.5)

Retail (net of eliminations)
Americas	0.1	(2.7)	(2.4)
Europe, Africa and Middle East	(4.8)	0.4	(34.8)
Asia-Pacific	(2.0)	(0.9)	(2.2)

	(6.7)	(3.2)	(39.4)

NMHG Consolidated	$48.8	$43.4	$(44.9)

Operating profit (loss) excluding goodwill amortization
Wholesale
Americas	$47.1	$49.0	$17.8
Europe, Africa and Middle East	6.3	(2.8)	(10.4)
Asia-Pacific	2.1	0.4	(1.5)

	55.5	46.6	5.9

Retail (net of eliminations)
Americas	0.1	(2.7)	(2.1)
Europe, Africa and Middle East	(4.8)	0.4	(34.4)
Asia-Pacific	(2.0)	(0.9)	(1.4)

	(6.7)	(3.2)	(37.9)

NMHG Consolidated	$48.8	$43.4	$(32.0)

Interest expense
Wholesale	$(28.9)	$(25.9)	$(12.9)
Retail (net of eliminations)	(6.2)	(8.0)	(10.2)

NMHG Consolidated	$(35.1)	$(33.9)	$(23.1)

Other income (expense) - net
Wholesale	$3.9	$(1.2)	$4.2
Retail (net of eliminations)	—	1.5	0.4

NMHG Consolidated	$3.9	$0.3	$4.6

Net income (loss)
Wholesale	$22.4	$21.5	$(14.1)
Retail (net of eliminations)	(6.0)	(9.2)	(35.3)

NMHG Consolidated	$16.4	$12.3	$(49.4)

Effective tax rate
Wholesale	28.5%	(4.1%)	4.2%
Retail (net of eliminations)	53.5%	5.2%	28.3%
NMHG Consolidated	10.2%	(13.3%)	22.9%

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except, Unit and Percentage Data)

A detail of Other income (expense)-net is as follows for the year ended December 31:

	2003	2002	2001

Other income (expense)-net
NMHG Wholesale
Interest income	$2.6	$3.3	$3.4
U.S. customs award	—	2.0	—
Foreign currency exchange gain	0.8	0.8	0.4
Income from unconsolidated affiliates	3.6	0.5	2.6
Insurance recovery	—	—	8.0
Loss on interest rate swap agreements	(1.5)	(5.7)	(1.4)
Discount on the sale of accounts receivable	—	(0.5)	(4.7)
Other	(1.6)	(1.6)	(4.1)

	3.9	(1.2)	4.2

NMHG Retail
Interest income	0.2	0.1	0.2
Other	(0.2)	1.4	0.2

	—	1.5	0.4

NMHG Consolidated	$3.9	$0.3	$4.6

     Income from unconsolidated affiliates increased in 2003 compared with 2002 primarily as a result of two adjustments to the value of investments in unconsolidated affiliates, which totaled $4.0 million. A $2.4 million pre-tax write-down was recorded in 2002 for an other-than-temporary decline in the value of a preferred stock investment in a U.S. dealer accounted for under the cost method. As a result of significant losses in 2002 and 2001 at the dealer and the uncertainty concerning the dealer’s future financial performance, it was determined that the investment had suffered an other-than-temporary impairment. Accordingly, the Company recorded a write-down of its investment for the difference between the carrying amount and the fair value of the investment. No other significant losses are anticipated as a result of this investment. Additionally, in 2002, the Company recorded a $1.6 million impairment charge against its investment related to a 25% interest in the equity of an unconsolidated parts distributor in Australia. In the third quarter of 2002, an independent third party purchased the remaining 75% of the equity of the distributor. Based on the purchase price paid for the remaining 75%, NMHG determined that its 25% investment was impaired and, thus, recorded a pre-tax impairment charge of $1.6 million. Subsequently, in the fourth quarter of 2002, NMHG sold its 25% investment in the parts distributor to the 75% owner. No significant additional loss was recorded at the time of the sale. Similarly, the decline in income from unconsolidated affiliates in 2002 compared with 2001 was due to the adjustments recorded during 2002.

     The U.S. customs award of $2.0 million represents an anti-dumping settlement received by NMHG during 2002. The insurance recovery of $8.0 million recognized in 2001 relates to a final recovery from flood damages incurred in September 2000 at Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a 50%-owned joint venture with Sumitomo Heavy Industries, Inc. in Japan.

     The loss on interest rate swap agreements of $1.5 million in 2003 compared with $5.7 million in 2002 is primarily due to the 2002 recognition of the ineffective portion of interest rate swap agreements which no longer qualified for hedge accounting as a result of the refinancing of NMHG’s debt in May 2002. The increase in the loss on interest rate swap agreements from 2001 to 2002 was also primarily due to the recognition of the ineffective portion of interest rate swap agreements. All of NMHG’s interest rate swap agreements were terminated prior to December 31, 2002. See “Liquidity and Capital Resources” for further discussion. Discounts on the sale of receivables decreased in 2002 to $0.5 million from $4.7 million in 2001 due to the December 2001 termination in Americas and the May 2002 termination in Europe of programs to sell accounts receivable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except, Unit and Percentage Data)

     A reconciliation of NMHG Wholesale’s federal statutory and effective income tax is as follows for the year ended December 31:

	2003	2002	2001

NMHG Wholesale
Income (loss) before income taxes and minority interest:	$30.5	$19.5	$(14.2)

Statutory taxes at 35%	$10.7	$6.8	$(5.0)
Recognition of prior losses on investment in China	—	(1.9)	—
Settlement for transfer pricing tax audit	—	(4.2)	—
Amortization of goodwill	—	—	3.8
Other permanent items	(2.0)	(1.5)	0.6

Income tax provision (benefit)	$8.7	$(0.8)	$(0.6)

Effective tax rate	28.5%	(4.1%)	4.2%

     During 2002, NMHG Wholesale recognized certain favorable tax adjustments including a $4.2 million settlement from a transfer pricing tax audit and $1.9 million related to the recognition of previously generated losses from its investment in China.

     A reconciliation of NMHG Retail’s federal statutory and effective income tax is as follows for the year ended December 31:

	2003	2002	2001

NMHG Retail (net of eliminations)
Loss before income taxes:	$(12.9)	$(9.7)	$(49.2)

Statutory taxes at 35%	$(4.5)	$(3.4)	$(17.2)
Release of valuation reserve related to foreign net operating loss	(2.8)	—	—
Amortization of goodwill	—	—	0.5
Other permanent items	0.4	2.9	2.8

Income tax benefit	$(6.9)	$(0.5)	$(13.9)

Effective rate	53.5%	5.2%	28.3%

     During 2003, NMHG Retail reversed $2.8 million in valuation allowances related to foreign net operating loss carryforwards. As a result of non-U.S. tax law changes, the Company now expects to utilize these foreign net operating loss carryforwards.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except, Unit and Percentage Data)

NMHG WHOLESALE

2003 Compared With 2002

Revenues:

     The following table identifies the components of the changes in revenues for 2003 compared with 2002:

Revenues

2002	$1,416.2
Increase (decrease) in 2003 from:
Unit volume	105.8
Foreign currency	76.5
Service parts	(19.8)
Sales mix and other	38.3

2003	$1,617.0

     Revenues increased $200.8 million, or 14.2%, to $1,617.0 million for the year ended December 31, 2003 compared with $1,416.2 million for the year ended December 31, 2002. The increase in revenues was primarily due to increases in unit volume and the favorable impact of foreign currencies. Unit shipments increased 9.3% to 70,406 units in 2003 from 64,437 units in 2002. The increase in unit shipments was due in part to a low level of sales in the first half of 2002 due to depressed market conditions. In addition to improved unit volumes, 2003 revenues also benefited from the favorable impact of foreign currencies in Europe and Asia-Pacific compared with 2002 as a result of the strength of foreign currencies compared with the U.S. dollar during 2003. The decline in service parts revenues, despite an increase in parts volume, was a result of a partial shift to direct ship sales. Under direct ship sales, NMHG’s dealers sell parts that are shipped directly from NMHG to the end user and NMHG recognizes commissions on the sales rather than the gross sales amount.

Operating profit:

     The following table identifies the components of the changes in operating profit for 2003 compared with 2002:

Operating
Profit

2002	$46.6
2002 Restructuring charge	12.5

59.1
Increase (decrease) in 2003 from:
Standard margin	54.0
Other cost of sales	(12.8)
Selling, general and administrative	(26.9)
Foreign currency	(17.9)

2003	$55.5

     NMHG Wholesale’s operating profit increased $8.9 million, or 19.1%, to $55.5 million in 2003 compared with $46.6 million in 2002. The increase was primarily due to an increase in standard margin as a result of the increase in unit volume discussed above and an improvement in units and parts margins. The increase in margins on units was the result of a shift in sales to higher-margin lift trucks. Operating profit also increased in 2003 compared with 2002 as a result of restructuring charges taken in 2002. In 2002, NMHG Wholesale recorded a $12.5 million charge for the restructuring of certain operations in the Americas and Europe. See further discussion in “2002 Restructuring Plan” below. The factors positively impacting operating profit were partially offset by an increase in selling, general and administrative expenses, net of foreign currency effects, primarily due to increased spending on product development and marketing, as well as increased employee-related expenses. The increase in product development and marketing expenses were in large part due to spending on redesign and introduction of the 1 to 8 ton internal combustion engine lift trucks. The expenses of this program, primarily product development and marketing expenses related to product introductions, are anticipated to continue to

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except, Unit and Percentage Data)

increase in 2004. Also negatively impacting operating profit was the unfavorable effect of foreign currencies on domestic operations as a result of the weakening U.S. dollar.

Net income:

     The following table identifies the after-tax components of the changes in net income for 2003 compared with 2002:

Net
Income

2002	$21.5
2002 Restructuring	8.0
2002 Income tax items	(6.1)

23.4
Increase (decrease) in 2003 from:
Impact of other items affecting operating profit	(2.3)
Interest expense	(2.0)
Other income (expense), net	3.3

2003	$22.4

     Net income increased $0.9 million, or 4.2%, to $22.4 million in 2003, primarily due to the factors impacting operating profit discussed above, as well as increases in income from unconsolidated affiliates and a decrease in loss on interest rate swap agreements as a result of NMHG’s May 2002 debt refinancing. See further discussion of unconsolidated affiliates in “Related Party Transactions” below. These increases in net income were partially offset by an increase in income taxes compared with 2002 as a result of certain favorable tax adjustments recognized in 2002 and an increase in interest expense as a result of NMHG’s May 2002 debt refinancing. See further discussion of the refinancing in “Liquidity and Capital Resources” below. During 2002, NMHG Wholesale recognized certain favorable tax adjustments including a $4.2 million settlement from a transfer pricing tax audit and a $1.9 million tax benefit related to the recognition of previously generated losses in China.

Backlog

     The worldwide backlog level was 19,100 units at December 31, 2003 compared with 18,800 units at December 31, 2002 and 20,100 units at September 30, 2003. The increase from 2002 was primarily due to increased demand for lift trucks in the Americas. The decrease from September was primarily due to strong shipping performance in the fourth quarter of 2003.

2002 Restructuring Plan

     In 2002, management committed to the restructuring of certain operations in the Americas and Europe. As such, NMHG Wholesale recognized a restructuring charge of $12.5 million pre-tax ($8.0 million after-tax), of which $3.8 million relates to a non-cash asset impairment charge and $8.7 million relates to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Severance payments began in 2003 and are expected to continue through 2006. As announced in December 2002, NMHG Wholesale will phase out its Lenoir, North Carolina, lift truck component facility and restructure other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. These actions are designed to essentially complete the restructuring of NMHG Wholesale’s global manufacturing facility infrastructure. Previously announced programs, such as Demand Flow Technology™, selected component outsourcing and innovative lift truck designs have enabled NMHG to maintain substantially unchanged lift truck production capacity in fewer facilities and at a reduced cost.

     The phase-out of the Lenoir component facility is expected to be completed during 2004. The Lenoir plant’s lift truck component operations, including mast and cylinder manufacturing, are being consolidated into plants in Sulligent, Alabama; Berea, Kentucky; and Greenville, North Carolina. The Irvine assembly and component facility is expected to be restructured to an appropriately sized operation. The restructured facility is expected to manufacture three- and four-wheel electric rider lift trucks and mast components for the European market. Other lift truck components currently manufactured in Irvine will be outsourced to independent suppliers.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except, Unit and Percentage Data)

     During 2003, payments of $1.4 million were made to approximately 169 employees. In addition, $0.3 million of the amount accrued at December 31, 2002 was reversed in 2003 as a result of a reduction in the estimate of employees eligible to receive severance payments. Also included in the original restructuring charge was $0.9 million accrued for post-employment medical benefits, of which $0.3 million was paid out during 2003. Approximately $9.3 million of pre-tax restructuring related costs, which were primarily related to manufacturing inefficiencies and were not eligible for accrual as of December 31, 2002, were expensed in 2003. Of the $9.3 million additional costs incurred during 2003, $9.0 million is classified as cost of sales and $0.3 million is classified as selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2003.

     Additional costs, which were not eligible for previous accrual, of $8.9 million and $8.2 million are expected under these programs in 2004 and 2005, respectively. NMHG Wholesale estimates that these additional costs will be offset by cost savings, primarily from reduced employee wages and benefits, from these programs of $7.8 million in 2004, $10.0 million in 2005 and $12.8 million annually thereafter.

2002 Compared With 2001

Revenues:

     The following table identifies the components of the changes in revenues for 2002 compared with 2001:

Revenues

2001	$1,463.3
Increase (decrease) in 2002 from:
Unit volume	(77.7)
Foreign currency	15.8
Service parts	6.1
Sales mix and other	8.7

2002	$1,416.2

     Revenues decreased 3.2% to $1,416.2 million in 2002 from $1,463.3 million in 2001. The decline in revenues was primarily driven by decreased unit volume in the first half of 2002 that was partially offset by increased unit volume in the second half of 2002, compared with volumes in the same periods of 2001. Unit shipments declined 6.5% to 64,437 units in 2002 compared with 68,929 units in 2001 primarily as a result of the low levels of unit shipments during the first half of 2002. Lift truck shipments in the second half of 2002 increased 15.3% to 33,331 units compared with 28,903 units in the second half of 2001. The decline in revenues from unit volume for the full year, however, was partially offset by the favorable effect of currency movements in Europe and a shift in mix to higher-priced lift trucks. While revenues declined in 2002, bookings increased steadily from the low levels in mid-2001, reflecting an increase from the severe decline in the lift truck segment of the broader capital goods market in North America in 2001.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except, Unit and Percentage Data)

Operating profit:

     The following table identifies the components of the changes in operating profit for 2002 compared with 2001:

Operating
Profit

2001	$(5.5)
2001 Danville plant closure	12.0
2001 Europe restructuring charge	4.5
2001 Goodwill amortization	11.4

22.4
Increase (decrease) in 2002 from:
Standard margin	20.4
Other cost of sales	23.4
Other selling, general and administrative	(2.2)
Foreign currency	(4.9)

59.1
2002 Restructuring charge	(12.5)

2002	$46.6

     Despite the decrease in revenues, operating profit increased to $46.6 million in 2002 from an operating loss of $5.5 million in 2001. Results in 2002 include a restructuring charge of $12.5 million, discussed in further detail above under “2002 Restructuring Program.” Results in 2001 included $12.0 million of expenses incurred during 2001 related to the Danville plant closure announced in 2000 and a restructuring charge of $4.5 million recognized in 2001 for cost reductions in Europe. In addition, 2001 includes goodwill amortization expense of $11.4 million, which is no longer required beginning in 2002 as a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of the Statement is discussed further in Note 2 and Note 8 to the Consolidated Financial Statements. Excluding these non-comparable items, the increase in operating profit was primarily driven by an increase in standard margin mainly due to a shift in mix to higher-margin lift trucks and the positive impact on the cost of sales from improvement programs initiated in 2001, including the completion of the Danville, Illinois, plant closure in the fourth quarter of 2001 and the benefits of procurement, restructuring and cost control programs. The impact of these factors was partially offset by reduced unit volume.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except, Unit and Percentage Data)

Net income (loss):

     The following table identifies the after-tax components of the changes in net income (loss) for 2002 compared with 2001:

Net
Income
(Loss)

2001	$(14.1)
2001 Danville plant closure	7.8
2001 Europe restructuring charge	2.9
2001 Goodwill amortization	11.4
2001 SN insurance recovery	(5.2)
2001 Cumulative effect of accounting changes	1.3

4.1
Increase (decrease) in 2002 from:
Impact of other items affecting operating profit	23.8
Interest expense	(8.5)
Impact of other items affecting other income (expense) – net	2.0
Other difference between effective and statutory tax rates	1.6
Minority interest	0.4

23.4
2002 Restructuring	(8.0)
2002 Income tax items	6.1

2002	$21.5

     Net income increased to $21.5 million in 2002 from a net loss of $14.1 million in 2001 as a result of the factors affecting operating profit and due to certain favorable tax adjustments including a $4.2 million settlement from a transfer pricing tax audit and a $1.9 million tax benefit related to the recognition of previously generated losses in China. The positive effect of these factors was partially offset by (i) increased interest expense, including the amortization of deferred financing fees, (ii) the negative effect of interest rate swap agreements and (iii) a charge for the impairment of certain investments in unconsolidated affiliates. The increase in interest expense, the negative effect of interest rate swap agreements and the amortization of deferred financing fees relate to the refinancing of NMHG’s debt during the second quarter of 2002, which is discussed further in “Liquidity and Capital Resources.”

     Also affecting the year-over-year comparability of net income is a pre-tax insurance recovery of $8.0 million ($5.2 million after-tax) included in other income in 2001 relating to flood damage in September 2000 at SN and a $1.3 million after-tax charge in 2001 for the cumulative effect of accounting changes for derivatives and pension costs.

2001 and 2000 Restructuring Plans

     In 2001, management committed to the restructuring of certain wholesale operations in Europe. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax for severance and other employee benefits to be paid to approximately 285 manufacturing and administrative personnel in Europe. As of December 31, 2003, approximately $4.6 million has been paid to approximately 262 employees and $0.2 million of the amount accrued at December 31, 2001 was reversed in 2002. No further payments are expected.

     Additional pre-tax costs of $0.2 million were recognized in 2002 for the NMHG Wholesale European restructuring plan for costs not eligible to be accrued as of December 31, 2001. As a result of the reduced headcount in Europe, NMHG Wholesale realized pre-tax cost savings primarily from reduced employee wages and benefits of $9.2 million and $7.1 million in 2003 and 2002, respectively, and estimates annual pre-tax cost saving of $9.2 million continuing in 2004 and thereafter. Although a majority of the projected savings is the result of a reduction in fixed factory costs, including employee expenses, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except, Unit and Percentage Data)

     In 2000, the Board of Directors approved management’s plan to transfer manufacturing activities from NMHG’s Danville, Illinois assembly plant to its other global manufacturing plants. The adoption of this plan resulted in $11.7 million of costs accrued in 2000, relating to retirement costs, medical costs and employee severance benefits. In addition, an impairment charge of $2.2 million was recognized in 2000 as a result of the anticipated disposition of certain assets at an amount below net book value. During 2001, payments for severance and other benefits of $1.6 million were made to approximately 350 employees. In addition, the accrual for severance was reduced by $0.4 million. Approximately $12.0 million of pre-tax costs associated with the Danville phase-out, which were not eligible for accrual as of December 31, 2000, were expensed during 2001.

     In 2002, final severance payments of $2.1 million were made to approximately 215 employees of the Danville, Illinois assembly plant. Also in 2002, NMHG Wholesale recognized a charge of approximately $2.0 million, which had not previously been accrued, related primarily to the costs of the idle Danville facility. During 2003, an additional impairment charge of $1.1 million was recorded to further reduce the book value of this facility to its market value based upon market conditions at year end. Cost savings primarily from reduced employee wages and benefits of approximately $12.4 million and $10.9 million pre-tax were realized in 2003 and 2002, respectively, related to this program. Cost savings primarily from reduced employee wages and benefits are estimated to be $12.4 million pre-tax, net of idle facility costs, in 2004 and $13.4 million pre-tax annually thereafter, as a result of anticipated improved manufacturing efficiencies and reduced fixed factory overhead. Although a significant portion of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting impact on manufacturing efficiencies. See also discussion in Note 3 to the Consolidated Financial Statements.

NMHG RETAIL (net of eliminations)

2003 Compared With 2002

Revenues:

     The following table identifies the components of the changes in revenues for 2003 compared with 2002:

Revenues

2002	$172.2
2002 Impact of U.S. dealer sold in Jan. 2003	(26.2)

146.0
Increase (decrease) in 2003 from:
Foreign currency	35.6
Sales of lift trucks	10.1
Intercompany sales eliminations	(20.9)
Service, parts & other	(9.4)

161.4
2003 Impact of U.S. dealer sold in Jan. 2003	1.2

2003	$162.6

     Revenues decreased $9.6 million, or 5.6%, to $162.6 million for the year ended December 31, 2003. The decrease in revenues was primarily due to the January 2003 sale of NMHG Retail’s only wholly owned U.S. dealer. See further discussion below. Excluding the results of the sold U.S. dealers, revenues increased $15.4 million, or 10.5%, primarily due to the favorable impact of foreign currency and, to a lesser extent, an increase in lift truck sales. The favorable effects of foreign currencies and improved lift truck sales were partially offset by an increase in intercompany sales eliminations due to higher sales from NMHG Wholesale to NMHG Retail in Asia-Pacific and Europe. Additionally, NMHG Retail had a decrease in service and parts revenues in 2003 compared with 2002.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except, Unit and Percentage Data)

Operating loss:

     The following schedule identifies the components of the changes in operating loss for 2003 compared with 2002:

Operating
Loss

2002	$(3.2)
2002 Impact of U.S. dealer sold in Jan. 2003	2.7

(0.5)
Increase (decrease) in 2003 from:
Service contracts	(2.6)
Sales of lift trucks	(1.7)
Other	(2.0)

(6.8)
2003 Impact of U.S. dealer sold in Jan. 2003	0.1

2003	$(6.7)

     NMHG Retail’s operating loss for the year ended December 31, 2003 was $6.7 million, $3.5 million higher than the 2002 operating loss of $3.2 million. Excluding the results of the U.S. operations sold in January 2003, NMHG Retail’s operating loss increased $6.3 million in 2003. The increased operating loss was due in part to a decrease in service contract profits as a result of lower revenues and lower margins, primarily in Asia-Pacific. Also contributing to the increased operating loss was a decrease in profits on sales of lift trucks in Europe and Asia-Pacific. The remaining increase was primarily due to the impact of lower revenues from parts sales.

Net loss:

     Despite the increase in operating loss from 2002 to 2003, NMHG Retail’s net loss decreased $3.2 million as a result of the favorable effect of certain tax adjustments, primarily a $2.8 million tax benefit recorded during 2003 in NMHG’s Retail’s Asia-Pacific operations for the reversal of valuation allowances related to foreign net operating loss carryforwards. As a result of non-U.S. tax law changes, the Company now expects to utilize these operating loss carryforwards.

2003 Sale of U.S. Dealer:

     On January 3, 2003, NMHG sold substantially all of the assets and liabilities of its wholly owned dealer in the U.S., which comprises the Americas component of NMHG Retail. The loss recognized in 2002 as a result of the write-down to fair value, less cost to sell, of the disposed net assets was not material to the operating results of the Company. Furthermore, no significant additional loss was recognized in 2003 as a result of this transaction. Revenues from the NMHG Retail-Americas operation in 2003 and 2002 were $1.2 million and $26.2 million, respectively, net of eliminations from transactions with NMHG Wholesale. In 2003, NMHG Retail realized $0.1 million in operating income from the Americas operations compared with a $2.7 million operating loss in 2002, net of eliminations. As a result of the sale of this business, no additional revenues and losses are expected in 2004. However, NMHG Wholesale sold lift trucks and service parts to the new independent owner of this retail dealership in 2003 and such sales are expected to continue in 2004.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except, Unit and Percentage Data)

2002 Compared With 2001

Revenues:

     The following table identifies the components of the changes in revenues for 2002 compared with 2001:

Revenues

2001	$209.1
2001 Impact of dealers sold in 2001	(26.4)

182.7
Increase (decrease) in 2002 from:
Sales of lift trucks	(9.9)
Service, parts & other	(8.8)
Foreign currency	8.2

2002	$172.2

     Revenues decreased 17.6% to $172.2 million in 2002 from $209.1 million in 2001. Revenues declined primarily due to the sale of certain European retail dealerships in the fourth quarter of 2001 (the “sold operations”), which generated revenues of $26.4 million, net of intercompany eliminations, in 2001. The decline in revenues is also attributable to reduced market demand in the Americas and in Europe, especially in the territories in which NMHG’s owned retail dealerships operated.

Operating loss:

     The following table identifies the components of the changes in operating loss for 2002 compared with 2001:

Operating
Loss

2001	$(39.4)
2001 Loss on sale of dealers	10.4
2001 Operating loss of dealers sold in 2001	9.5
2001 Restructuring charge	4.7
2001 Other non-cash charges	7.1
2001 Goodwill amortization	1.5

(6.2)
Increase (decrease) in 2002 from:
Sales of lift trucks	3.1
Other	(0.1)

2002	$(3.2)

     Operating loss in 2002 was $3.2 million compared with $39.4 million in 2001. Operating results improved primarily due to (i) several non-cash charges recognized in 2001, primarily in Europe, including a $4.7 million restructuring charge for downsizing retail operations in Europe and approximately $7.1 million in other non-cash charges discussed below, (ii) lower operating costs in Europe resulting from restructuring programs implemented in 2001 as discussed below, (iii) the elimination of operating losses incurred by the sold operations in 2001 and (iv) the elimination of goodwill amortization as a result of the adoption of SFAS No. 142.

     The $7.1 million in other non-cash charges recorded in 2001 consisted of $4.7 million in charges to reduce asset values and increase reserves reflective of weakened capital goods markets. These adjustments were made at wholly owned Retail dealers, primarily in Europe. The adjustment to reduce asset values consisted primarily of a write-down of inventory values to their estimated fair value. Due to softening demand during the second half of 2001, estimates of the fair value declined significantly such that a write-down of new and used units and parts was necessary. The increase in reserves was primarily for uncollectible accounts receivable and estimated losses on warranty, extended service and rental contracts. The increase in the reserve for uncollectible accounts receivable was primarily due to a significant deterioration in the aging of accounts receivable such that collection of certain

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except, Unit and Percentage Data)

accounts was not likely. The recognition of estimated losses in warranty, service and rental contracts was primarily due to recent trends and changes in estimates on certain warranty, service and rental contracts, which indicated that future costs would exceed future revenues under those contracts. Also included in the $7.1 million of other non-cash charges was a $1.5 million charge to establish full accounting consistency among owned dealers, primarily for acquisition accounting adjustments recorded outside of the one-year window from the date of acquisition and final integration of corporate accounting policies by recently acquired foreign dealers. In addition, a $0.9 million charge was included to have those dealers previously reporting on a one-month lag report on months consistent with the rest of NMHG.

Net loss:

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

     Severance payments of $0.4 million and $2.5 million were made to approximately seven and 70 employees during 2003 and 2002, respectively. In addition, $0.7 million of the amount accrued in 2001 was reversed during 2003 as a result of a reduction in the estimate of the total number of employees to receive severance as well as a reduction in the average amount to be paid to each employee. The remaining severance payments are expected to be completed during 2004. In addition, the lease impairment accrual was increased by $0.2 million during 2003 as a result of additional lease expense and lease payments of $0.1 million were made during 2003. Cost savings primarily from reduced employee wages, employee benefits and lease costs of approximately $3.1 million and $2.9 million pre-tax were realized in 2003 and 2002, respectively, related to this program. Cost savings primarily from reduced employee wages, employee benefits and lease costs are estimated to be $3.1 million pre-tax annually continuing in 2004 and thereafter. Estimated benefits could be reduced by additional severance payments, if any, made to employees above the statutory or contractually required amount that was accrued in 2001.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except, Unit and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

2003 Compared With 2002

     The following tables detail the changes in cash flow for the years ended December 31:

				Percentage
				impact on
				cash flow
				before
			Increase	financing
	2003	2002	(decrease)	activities(1)

Operating activities:
Net income	$16.4	$12.3	$4.1	6.3%
Depreciation and amortization	44.1	47.7	(3.6)	(5.5)%
Non-cash items	14.9	4.3	10.6	16.3%
Working capital changes	(25.3)	7.8	(33.1)	(51.1)%

Net cash provided by operating activities	50.1	72.1	(22.0)	(34.0)%
Investing activities:
Expenditures for property, plant and equipment	(27.6)	(16.1)	(11.5)	(17.7)%
Proceeds from the sale of assets	16.5	6.2	10.3	15.9%
Proceeds from unconsolidated affiliates	—	2.3	(2.3)	(3.5)%
Other – net	—	0.3	(0.3)	(0.5)%

Net cash used for investing activities	(11.1)	(7.3)	(3.8)	(5.8)%

Cash flow before financing activities	$39.0	$64.8	$(25.8)	(39.8)%

(1)	Percentage impact on cash flow before financing activities is computed by dividing the increase (decrease) amount by the 2002 cash flow before financing activities of $64.8 million.

     Cash provided by operations decreased $22.0 million primarily due to a decrease in cash from working capital. The decrease in working capital cash flow was primarily due to an increase in receivables during 2003 as a result of increased sales. Cash used in investing activities increased $3.8 million, primarily due to an increase in spending on property, plant and equipment, partially offset by an increase in proceeds from the sale of assets. The increase in capital spending was primarily due to increased spending on plant improvements as a result of global restructuring programs begun in 2002 and 2001 and spending on tooling for production of 1 to 8 ton lift trucks currently in development. The increase in proceeds from the sale of assets was primarily due to the sale of NMHG Retail’s only wholly owned U.S. dealer in January 2003.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except, Unit and Percentage Data)

				Percentage
				impact on net
				cash used for
			Increase	financing
	2003	2002	(decrease)	activities(1)

Financing activities:
Additions (reductions) of long-term debt and
revolving credit agreements	$(29.0)	$(35.1)	$6.1	8.3%
Financing fees paid	(0.1)	(15.7)	15.6	21.1%
Cash dividends paid to NACCO	(5.0)	(15.0)	10.0	13.6%
Note receivable/ payable, parent company	—	(8.0)	8.0	10.8%

Net cash used for financing activities	$(34.1)	$(73.8)	$39.7	53.8%

(1)	Percentage impact on net cash used for financing activities is computed by dividing the increase (decrease) amount by the 2002 net cash used for financing activities of $73.8 million.

     Cash used for financing activities decreased $39.7 million in 2003 compared with 2002 due in part to a decrease in payments of financing fees related to NMHG’s May 2002 Refinancing. Also contributing to the decrease was a reduction in dividends paid to NACCO.

2002 Compared With 2001

The following tables detail the changes in cash flow for the years ended December 31:

			Increase
	2002	2001	(decrease) (1)

Operating activities:
Net income (loss)	$12.3	$(49.4)	$61.7
Depreciation and amortization	47.7	60.4	(12.7)
Non-cash items	4.3	13.2	(8.9)
Working capital changes	7.8	6.8	1.0

Net cash provided by operating activities	72.1	31.0	41.1
Investing activities:
Expenditures for property, plant and equipment	(16.1)	(53.5)	37.4
Proceeds from the sale of property,plant and equipment	6.2	13.0	(6.8)
Acquisitions of businesses, net of cash acquired	—	(3.9)	3.9
Investments in/proceeds from unconsolidated affiliates	2.3	(0.3)	2.6
Other – net	0.3	(2.5)	2.8

Net cash used for investing activities	(7.3)	(47.2)	39.9

Cash flow before financing activities	$64.8	$(16.2)	$81.0

(1)	The percentage impact on cash flow before financing activities is not meaningful due to the cash outflow in 2001 and is therefore not included.

     Cash provided by operating activities increased $41.1 million as the favorable impact of 2002 net income compared with 2001 net loss was partially offset by the negative impact of decreases in non-cash adjustments for depreciation expense of $12.7 million and loss on sale of assets of $9.2 million. Cash used for investing activities decreased $39.9 million, primarily due to a decrease in spending on property, plant and equipment. The decrease in capital spending was primarily due to 2001 spending for several large projects, the movement of production as a result of global restructuring programs and the global implementation of enterprise system software.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except, Unit and Percentage Data)

			Increase
	2002	2001	(decrease) (1)

Financing activities:
Additions (reductions) of long-term debt and revolving credit agreements	$(35.1)	$46.9	$(82.0)
Financing fees paid	(15.7)	(0.7)	(15.0)
Cash dividends paid to NACCO	(15.0)	(5.0)	(10.0)
Notes receivable/ payable, parent company	(8.0)	11.0	(19.0)
Other – net	—	0.1	(0.1)

Net cash provided by (used for) financing activities	$(73.8)	$52.3	$(126.1)

(1)	The percentage impact on net financing cash flows is not meaningful due to the cash provided by financing activities in 2001 and is therefore not included.

     Financing cash flow decreased primarily due to the use of available cash to pay down long-term debt and revolving credit borrowings in 2002 compared with an increase in borrowings in 2001 primarily to fund investing activities. Also contributing to the decrease was an increase in financing fees as a result of the May 2002 debt refinancing and increases in payments to NACCO for dividends and notes payable.

Financing Activities

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

     Availability under the revolving credit facility is up to $175.0 million and is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the revolving credit facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. The current applicable margins, effective December 31, 2003, for base rate loans and LIBOR loans were 1.875% and 3.0%, respectively. At December 31, 2003, the borrowing base under the revolving credit facility was $119.1 million, which has been reduced by the commitments or availability under certain foreign credit facilities and an excess availability requirement of $15.0 million. There were no borrowings outstanding under this facility at December 31, 2003. See Note 9 to the Consolidated Financial Statements for further discussion of the Senior Notes, the revolving credit facility and NMHG’s additional borrowings.

     Both the revolving credit facility and terms of the Senior Notes include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. The new revolving credit facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. The borrowers must maintain aggregate excess availability under the revolving credit facility of at least $15.0 million.

     NMHG believes that funds available under the revolving credit facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of NMHG’s revolving credit facility in May 2005.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except, Unit and Percentage Data)

Contractual Obligations, Contingent Liabilities and Commitments

     Following is a table summarizing the contractual obligations of NMHG:

	Payments Due by Period

Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter

NMHG senior notes(1)	$250.0	$—	$—	$—	$—	$—	$250.0
NMHG revolving credit facilities	17.1	17.1	—	—	—	—	—
Term loans	20.0	7.9	6.2	5.9	—	—	—
Capital lease obligations including principal and interest	25.3	14.0	6.6	3.2	1.0	.5	—
Operating lease obligations	161.4	54.3	42.5	31.0	18.7	8.7	6.2
Unconditional purchase obligations	3.9	0.8	0.6	0.9	0.2	1.4	—

Total contractual cash obligations	$477.7	$94.1	$55.9	$41.0	$19.9	$10.6	$256.2

(1)	The face value of the Senior Notes due in 2009 is $250.0 million. The initial proceeds from the Senior Notes received in 2002 were reduced by an original issue discount of $3.1 million. The unamortized balance of this discount at December 31, 2003 is $2.5 million. Therefore, the amount recognized as Senior Notes in the Consolidated Balance Sheet at December 31, 2003 is $247.5 million.

     An event of default, as defined in the Indenture governing NMHG’s Senior Notes, in NMHG’s revolving credit facilities, in NMHG’s term loan agreements and in NMHG’s operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred under these agreements.

     NMHG’s pension funding to its U.S. Plans is expected to be approximately $4.6 million in 2004. NMHG expects to make payments related to its other postretirement plans. These plans are not required to be funded in advance, but are pay as you go. Pension and postretirement funding can vary significantly each year due to changes in legislation and the Company’s significant assumptions. As a result, pension and postretirement funding has not been included in the table above.

     In addition, NMHG has the following commitments, stated at the maximum undiscounted potential liability, at December 31, 2003:

Total

Standby recourse obligations	$179.5
Guarantees or repurchase obligations	3.7

Total commercial commitments	$183.2

     Guarantees and standby recourse or repurchase obligations primarily represent contingent liabilities assumed by NMHG to support financing agreements made between NMHG’s customers and third-party finance companies for the customer’s purchase of lift trucks from NMHG. These contingent liabilities may take the form of guarantees of residual values or standby recourse or repurchase obligations. For these transactions, NMHG generally retains a perfected security interest in the lift truck, such that NMHG would take possession of the lift truck in the event that NMHG would become liable under the terms of the guarantees or standby recourse or repurchase obligations. Generally, these commitments are due upon demand in the event of default by the customer. The security interest is normally expected to equal or exceed the amount of the commitment. To the extent that NMHG would be required to provide funding as a result of these commitments, NMHG believes that the value of its perfected security interest and amounts available under existing credit facilities are adequate to meet these commitments in the foreseeable future.

     The amount of the standby recourse or repurchase obligations increase and decrease over time as obligations under existing arrangements expire and new obligations arise in the ordinary course of business. Losses anticipated under the terms of the guarantees or standby recourse or repurchase obligations are not significant and reserves have been provided for such losses in the Consolidated Financial Statements. See also “Related Party Transactions.”

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except, Unit and Percentage Data)

Capital Expenditures

     The following table summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2004	2003	2002

NMHG Wholesale	$32.1	$22.0	$12.1
NMHG Retail	—	5.6	4.0

Total NMHG	$32.1	$27.6	$16.1

     NMHG’s planned expenditures in 2004 include approximately $13.5 million for tooling related to the launch of the new 1 to 8 ton internal combustion engine lift trucks currently in development, as well as investments in manufacturing equipment and plant improvements. The principal sources of financing for these capital expenditures are expected to be internally generated funds and facility borrowings.

Capital Structure

     NMHG’s capital structure is presented below:

	December 31
			Increase
	2003	2002	(decrease)

Total net tangible assets	$380.1	$362.8	$17.3
Goodwill and other intangibles at cost	499.3	487.7	11.6

Net assets before amortization of intangibles	879.4	850.5	28.9
Accumulated goodwill and other intangibles amortization	(146.4)	(142.3)	(4.1)
Debt	(307.7)	(324.8)	17.1
Minority interest	(0.5)	(1.1)	0.6

Stockholder’s equity	$424.8	$382.3	$42.5

Debt to total capitalization	42%	46%	(4%)

     The increase in total net tangible assets is primarily due to a $21.8 million increase in working capital, net of debt, due to increases in receivables and inventories partially offset by an increase in payables. These increases are primarily attributable to an increase in sales volume and changes in foreign currencies during 2003. Property, plant and equipment increased slightly as increases due to capital expenditures and foreign currency translation were offset by increases in depreciation and property dispositions. Goodwill and other intangible assets increased as a result of the impact of foreign currency translation. Debt decreased as a result of the availability of excess cash to pay down outstanding balances during 2003.

     Stockholder’s equity increased $42.5 million in 2003 as a result of net income of $16.4 million and favorable adjustments of $35.8 million to the foreign currency cumulative translation balance and $1.8 million to the balance of deferred cash flow hedges, which were partially offset by a dividend to NACCO of $5.0 million and an increase to the minimum pension liability adjustment of $6.5 million.

RELATED PARTY TRANSACTIONS

     NACCO charges fees to its operating subsidiaries for services provided by the corporate headquarters. NACCO charged fees of $8.1 million, $7.0 million and $7.7 million in 2003, 2002 and 2001, respectively, which are included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

     NMHG has a 20% ownership interest in NMHG Financial Services, Inc. (“NFS”), a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers in the United States and national account customers in the United States. NMHG’s ownership percentage in NFS is accounted for using the equity method of accounting.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except, Unit and Percentage Data)

     Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or another unrelated third-party. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster and Yale lift trucks from dealers, customers and directly from NMHG, such that NFS could provide lease financing to dealers and customers, for the years ended December 31, 2003, 2002 and 2001 were $234.6 million, $194.5 million and $251.2 million, respectively. Of this amount, $36.0 million, $32.2 million and $40.5 million for the years ended December 31, 2003, 2002 and 2001, respectively, was invoiced directly from NMHG to NFS so that the dealer or customer could obtain operating lease financing from NFS. Amounts receivable from NFS at December 31, 2003 and 2002 were immaterial.

     Under the terms of the joint venture agreement with GECC, NMHG provides recourse for financing provided by NFS to NMHG dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At December 31, 2003, approximately $142.9 million of the Company’s total guarantees, recourse or repurchase obligations of $183.2 million related to transactions with NFS. NMHG has reserved for losses under the terms of the guarantees or standby recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses with respect to these obligations. In 2003 and 2002, one and four customers, respectively, for which NMHG provided a guarantee or had standby recourse or repurchase obligations, defaulted under their obligations to NFS. NMHG exercised its rights under the terms of the guarantees and obtained possession of the lift truck purchased for each of these customer defaults. In each of the years 2003, 2002 and 2001, the net losses resulting from customer defaults did not have a material impact on NMHG’s results of operations or financial position.

     In connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2003, loans from GECC to NFS totaled $546.1 million. Although NMHG’s contractual guarantee was $109.2 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which NMHG guarantees $142.9 million. Excluding the $142.9 million of NFS receivables guaranteed by NMHG from NFS’ loans to GECC, NMHG’s incremental obligation as a result of this guarantee to GECC is $80.6 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

     In addition to providing financing to NMHG’s dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $7.1 million and $10.0 million at December 31, 2003 and 2002, respectively.

     In addition, NMHG is reimbursed for certain services, primarily administrative functions, provided to NFS. The amount of NMHG’s expenses reimbursable by NFS was $1.9 million, $1.7 million and $1.8 million in 2003, 2002 and 2001, respectively.

     NMHG has a 50% ownership interest in SN, a limited liability company which was formed in 1970 to manufacture and distribute lift trucks in Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, NMHG accounts for its ownership in SN using the equity method of accounting. NMHG purchases, under normal trade terms, Hyster and Yale branded lift trucks and related component and aftermarket parts from SN for sale outside of Japan. In 2003, 2002 and 2001, purchases from SN were $73.3 million, $65.7 million and $63.7 million, respectively. Amounts payable to SN at December 31, 2003 and 2002 were $22.8 million and $17.5 million, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except, Unit and Percentage Data)

RECENTLY ISSUED ACCOUNTING STANDARDS

     On January 12, 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP allows companies to make a one-time election to defer the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) that was signed into law on December 8, 2003.

     SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” requires presently enacted changes in relevant laws to be considered in current period measurements of accumulated postretirement benefit obligation (“APBO”) and the net postretirement benefit cost. The FSP addresses the fact that certain accounting issues raised by the Act are not explicitly addressed in SFAS No. 106 and significant uncertainties may exist as to the direct effects of the Act, as well as the ancillary effects on plan participants’ behavior and health care costs. Therefore, a plan sponsor and its advisors may not have (1) sufficiently reliable information available to measure the effects of the Act, (2) sufficient time before issuance of the financial statements for fiscal years that include the Act’s enactment to prepare actuarial valuations that reflect the effects of the Act, or (3) sufficient guidance to ensure that the sponsor’s accounting for the effects of the Act is consistent with accounting principles generally accepted in the United States. As a result, a plan sponsor may elect to defer recognizing the effects of the Act in accounting for its plan under SFAS No. 106 and in providing disclosures related to the plan required by Revised SFAS No. 132, until authoritative guidance on accounting for certain components of the Act is issued, or until certain other events occur. The Company has elected to defer accounting for the Act until further authoritative guidance is issued.

EFFECTS OF FOREIGN CURRENCY AND INFLATION

     NMHG operates internationally and enters into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. The effects of foreign currency on operating results were discussed previously. The Company’s use of foreign currency derivative contracts is discussed under the heading, “Quantitative and Qualitative Disclosures about Market Risk.”

     The Company believes that overall inflation has not materially affected its results of operations in 2003, 2002 and 2001 and does not expect overall inflation to be a significant factor in 2004.

ENVIRONMENTAL MATTERS

     The Company’s manufacturing operations, like those of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. Compliance with these increasingly stringent standards could result in higher expenditures for both capital improvements and operating costs. The Company’s policies stress environmental responsibility and compliance with these regulations. Based on current information, management does not expect compliance with these regulations to have a material adverse effect on the Company’s financial condition or results of operations. See Item 1 for further discussion of these matters.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except, Unit and Percentage Data)

OUTLOOK

NMHG Wholesale

     In 2004, NMHG expects further modest strengthening of global lift truck markets. High product development and introduction costs are expected to continue, while manufacturing restructuring costs are anticipated to decline. Cost pressures may lead to supplier price increases. Also, if the strength of the British pound sterling, euro and Japanese Yen continue, costs are expected to increase. Consequently, the Company may need to consider the advisability of price increases.

NMHG Retail

     NMHG Retail expects to continue the programs it began in 2002 to improve the performance of its wholly owned dealerships in 2004 as part of its objective to achieve and sustain at least break-even results.

FORWARD-LOOKING STATEMENTS

     The statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties which could cause actual results to differ materially from those presented in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties include without limitation:

     (1)  changes in demand for lift trucks and related aftermarket parts and service on a worldwide basis, especially in the U.S. where NMHG derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or changes in costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (6) product liability or other litigation, warranty claims or returns of products, (7) delays in or increased costs of restructuring programs, (8) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement initiatives, (9) customer acceptance of, changes in the prices of, or delays in the development of new products, (10) acquisitions and/or dispositions of dealerships by NMHG, (11) changes mandated by federal and state regulation including health, safety or environmental legislation and (12) the uncertain impact on the economy or the public’s confidence in general from terrorist activities and the impact of the situation in Iraq.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     On May 9, 2002, NMHG refinanced a majority of its floating-rate debt financing with the issuance of Senior Notes at a fixed rate of interest. As a result of this refinancing during 2002, NMHG terminated all of its interest rate swap agreements. The combined notional amount and fair value of the interest rate swap agreements terminated was $285.0 million and a payable of $11.5 million, respectively, on the respective dates of termination. A small portion of NMHG’s financing, however, requires interest payments based on floating interest rates. See also Note 2 and Note 10 to the Consolidated Financial Statements.

     For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair value, based on a market quote, of the Company’s fixed rate debt, which was issued in 2002, was $276.3 million at December 31, 2003. Assuming a hypothetical 10% decrease in the effective interest yield on this fixed rate debt, the fair value of this liability would increase by $37.6 million compared with the fair value of this liability at December 31, 2003.

FOREIGN CURRENCY EXCHANGE RATE RISK

     NMHG operates internationally and enters into transactions denominated in foreign currencies. As such, its financial results are subject to the variability that arises from exchange rate movements. NMHG uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts mature within one year and require the companies to buy or sell Japanese yen, Australian dollars, Canadian dollars, Mexican pesos, British pound sterling or euros for the functional currency in which the applicable subsidiary operates at rates agreed to at the inception of the contracts. The fair value of these contracts was a net asset of $4.8 million and $3.2 million at December 31, 2003 and 2002, respectively. See also Notes 2 and 10 to the Consolidated Financial Statements.

     For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% strengthening of the U.S. dollar compared with other foreign currencies at December 31, 2003 and 2002, the fair value of foreign currency-sensitive financial instruments, which primarily represents forward foreign currency exchange contracts, would decline by $8.8 million and $4.5 million, compared with their fair value at December 31, 2003 and 2002, respectively. It is important to note that the loss in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables, payables and net investments in foreign subsidiaries.

COMMODITY PRICE RISK

     The Company uses certain commodities, including steel, resins, linerboard and diesel fuel, in the normal course of its manufacturing process. As such, the cost of operations is subject to variability as the market for these commodities change. The Company monitors this risk and, from time to time, enters into derivative contracts to hedge this risk. The Company does not currently have any such derivative contracts outstanding, nor does the Company have any significant purchase obligations to obtain fixed quantities of commodities in the future.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Item 15(a) hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Disclosure required by this Item was previously reported in NMHG’s Registration Statement on Form S-4 (File No. 333-89248).

     There were no disagreements with accountants on accounting and financial disclosure for the two-year period ended December 31, 2003.

Item 9A. CONTROLS AND PROCEDURES.

     Evaluation of disclosure controls and procedures: The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective.

          Changes in internal controls: During the fourth quarter and subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Omitted pursuant to General Instruction I 2(c) of Form 10-K.

Item 11. EXECUTIVE COMPENSATION.

     Omitted pursuant to General Instruction I 2(c) of Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Omitted pursuant to General Instruction I 2(c) of Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Omitted pursuant to General Instruction I 2(c) of Form 10-K.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

     2003 – Ernst & Young LLP billed or will bill the Company $1.4 million, in the aggregate, for professional services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2003 and the reviews of the interim financial statements included in the Company’s Forms 10-Q filed during the fiscal year ended December 31, 2003, as well as for services provided in connection with statutory audits.

     2002 – Ernst & Young LLP billed the Company $1.2 million, in the aggregate, for professional services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the fiscal year ended

December 31, 2002 and the reviews of the interim financial statements included in the Company’s Forms 10-Q for the fiscal year ended December 31, 2002, as well as for services provided in connection with statutory audits and regulatory filings with the SEC. In addition, Arthur Andersen LLP billed the Company $0.2 million, in the aggregate, for professional services rendered by Arthur Andersen LLP, in connection with the Registration Statement on Form S-4 of the Company, which was declared effective by the SEC on August 12, 2002.

Audit-Related Fees

     2003 – Ernst & Young LLP billed or will bill the Company $0.1 million, in the aggregate, for assurance and related services rendered by Ernst & Young LLP in 2003, primarily related to the audits of employee benefit plans and accounting advisory services.

     2002 – Ernst & Young LLP billed the Company $0.1 million, in the aggregate, for assurance and related services rendered by Ernst & Young LLP in 2002 primarily related to the audits of employee benefit plans, review of the financial statements of certain of the Company’s subsidiaries and accounting advisory services. Arthur Andersen LLP did not bill the Company fees for Audit-Related Services rendered during the year ended December 31, 2002.

Tax Fees

     2003 – Ernst & Young LLP billed or will bill the Company less than $0.1 million, in the aggregate, for professional tax services rendered by Ernst & Young LLP in 2003, primarily for tax return compliance and tax advice services.

     2002 – Ernst & Young LLP billed the Company, during the fiscal year ended December 31, 2002, $0.3 million, in the aggregate, for professional tax services comprised of $0.1 million of fees for tax return compliance, $0.1 million of fees for services related to tax audit assistance, and $0.1 million of fees for services related to tax consultation. In addition, Arthur Andersen LLP billed the Company, during the fiscal year ended December 31, 2002, $0.2 million, in the aggregate, for professional tax services rendered by Arthur Andersen LLP during the fiscal year ended December 31, 2002 comprised of $0.1 million of fees for services related to tax return compliance and $0.1 million of fees for services related to tax audit assistance and tax consultation.

All Other Fees

     2003 – Ernst & Young LLP has not billed and will not bill the Company fees for services provided by Ernst & Young LLP, other than the services reported under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”, during the fiscal year ended December 31, 2003.

     2002 – Ernst & Young LLP did not bill the Company for services provided by Ernst & Young LLP, other than the services reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees”, during the fiscal year ended December 31, 2002.

     No assurance or related services, tax compliance, tax advice or tax planning services, or products and services performed by the principal accountant for the Company were approved during the last two fiscal years by the Audit Review Committee pursuant to 17 CFR 210.2-01(c)(7)(i)(C).

Pre-Approval Policies and Procedures

     Under the Company’s pre-approval policies and procedures, following a brief transition period in 2002 and 2003 with respect to previously approved tax services, only audit and audit-related services and limited tax services will be performed by the Company’s principal independent certified public accountant. In addition, all audit, audit-related, tax and other accounting services to be performed for the Company must be pre-approved by the Company’s Audit Review Committee. In furtherance of this policy, for 2003 the Audit Review Committee authorized the Company to engage Ernst & Young LLP for specific audit, audit-related and tax services up to specified fee levels. The Committee has delegated to the Chairman of the Audit Review Committee and one other Committee member the authority to approve services other than audit, review or attest services, which approvals are reported to the Audit Review Committee at its next meeting. The Company provides the Chairman of the Committee with written confirmation of each individual service engagement, and provides a summary of authorities and commitments at each general meeting of the Committee.

     The Audit Review Committee has considered whether the provision of the non-audit services to the Company by Ernst & Young LLP is compatible with maintaining their independence. In addition, as a result of the recommendation of the Audit Review Committee, the Company has adopted policies limiting the services provided by the Company’s independent auditors that are not audit or audit-related services.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The response to Item 15(a)(1) and (2) is set forth beginning on page F-1 of this Form 10-K.

     (a)  (3) Exhibits. See the exhibit index beginning on page X-1 of this Form 10-K.

     (b)  Reports on Form 8-K.

          No Reports on Form 8-K were filed during the quarter ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NMHG Holding Co.

By:	/s/ Michael K. Smith

Michael K. Smith
Vice President, Finance and Information Systems, and Chief Financial Officer
(principal financial and accounting officer)

March 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Reginald R. Eklund Reginald R. Eklund	President and Chief Executive Officer (principal executive officer), Director	March 15, 2004

/s/ Michael K. Smith Michael K. Smith	Vice President, Finance and Information Systems, and Chief Financial Officer (principal financial and accounting officer)	March 15, 2004

* Owsley Brown II Owsley Brown II	Director	March 15, 2004

* Eiichi Fujita Eiichi Fujita	Director	March 15, 2004

* Robert M. Gates Robert M. Gates	Director	March 15, 2004

* Leon J. Hendrix, Jr. Leon J. Hendrix, Jr.	Director	March 15, 2004

* David H. Hoag David H. Hoag	Director	March 15, 2004

* Dennis W. LaBarre Dennis W. LaBarre	Director	March 15, 2004

* Richard de J. Osborne Richard de J. Osborne	Director	March 15, 2004

* Alfred M. Rankin, Jr. Alfred M. Rankin, Jr.	Director	March 15, 2004

* Claiborne R. Rankin Claiborne R. Rankin	Director	March 15, 2004

* Ian M. Ross Ian M. Ross	Director	March 15, 2004

* Michael E. Shannon Michael E. Shannon	Director	March 15, 2004

* Britton T. Taplin Britton T. Taplin	Director	March 15, 2004

* David F. Taplin David F. Taplin	Director	March 15, 2004

* Frank F. Taplin Frank F. Taplin	Director	March 15, 2004

* John F. Turben John F. Turben	Director	March 15, 2004

     • Michael K. Smith, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Michael K. Smith Michael K. Smith, Attorney-in-Fact	March 15, 2004

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent any annual report covering the registrant’s last fiscal year or proxy material with respect to any annual or other meeting of security holders.

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(d)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED DECEMBER 31, 2003

NMHG HOLDING CO.

PORTLAND, OREGON

FORM 10-K

ITEM 15(a)(1) AND (2)

NMHG HOLDING CO. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     The following consolidated financial statements of NMHG Holding Co. and Subsidiaries are incorporated by reference in Item 8:

     Report of Ernst & Young LLP, Independent Auditors—Year ended December 31, 2003 and 2002

     Report of Arthur Andersen LLP, Independent Public Accountants—Year ended December 31, 2001

     Consolidated Statements of Operations and Comprehensive Income (Loss)—Years ended December 31, 2003, 2002 and 2001

     Consolidated Balance Sheets—December 31, 2003 and 2002.

     Consolidated Statements of Cash Flows—Years ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Stockholder’s Equity—Years ended December 31, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements

     NMHG Holding Co. Report of Management

     The following consolidated financial statement schedule of NMHG Holding Co. and Subsidiaries is included in Item 15(d):

          Schedule II — Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder of NMHG Holding Co.

     We have audited the accompanying consolidated balance sheets of NMHG Holding Co. (a wholly owned subsidiary of NACCO Industries, Inc.) and Subsidiaries (collectively “the Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended December 31, 2003 and 2002 listed in item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements and schedule of the Company for the year ended December 31, 2001 were audited by other auditors, who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion before the additional disclosures described below and in Notes 8 and 17.

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

     In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NMHG Holding Co. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As explained in Note 2 and Note 8 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).

     As discussed above, the consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. However, the Company has added certain disclosures to those financial statements to comply with the adoption requirements of new accounting pronouncements and to add certain disclosures to conform with the current year’s presentation, as follows:

(i)	As described in Note 8, the 2001 consolidated financial statements have been revised to include the transitional and other disclosures required by SFAS No. 142, which was adopted by the Company effective January 1, 2002. Our audit procedures with respect to the disclosures in Note 8 relating to 2001 included (a) agreeing the previously reported income (loss) before cumulative effect of accounting changes and reported net income (loss) to the previously issued consolidated financial statements and the adjustments to these amounts representing amortization expense (including any related tax effects) recognized in that period related to goodwill as a result of initially applying SFAS No. 142 to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of reported income (loss) before cumulative effect of accounting changes and reported net income (loss) to adjusted income (loss) before cumulative effect of accounting changes and adjusted net income (loss), respectively; and

(ii)	Note 17 includes summarized financial information for investees accounted for by the equity method that was not previously included in the 2001 consolidated financial statements. Our audit procedures with respect to the disclosures in Note 17 relating to 2001 included (a) agreeing the amounts included in the table to the underlying analysis obtained from management, (b) agreeing the investee amount included in the analysis obtained from management to the respective investee financial statements, and (c) testing the mathematical accuracy of the analysis.

     In our opinion, the disclosures described in (i) and (ii) above are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ Ernst & Young LLP
Cleveland, Ohio, February 10, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholder of NMHG Holding Co. and Subsidiaries:

     We have audited the accompanying Consolidated Balance Sheets of NMHG Holding Co. (a Delaware corporation and a wholly owned subsidiary of NACCO Industries, Inc., a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related Consolidated Statements of Operations and Comprehensive Income (Loss), Stockholder’s Equity and Cash Flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Cleveland, Ohio,
January 25, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with NMHG Holding Co.’s filing of its registration statement on Form S-4 declared effective by the United States Securities and Exchange Commission on August 12, 2002. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. The Consolidated Balance Sheet for the year ended December 31, 2001 and 2000 and the Consolidated Statements of Operations and Comprehensive Income (Loss), Stockholder’s Equity and Cash Flows for the years ended December 31, 2000 and 1999 are not included in this filing on Form 10-K.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
NMHG HOLDING CO. AND SUBSIDIARIES

	Year Ended December 31
	2003	2002	2001
		(In millions)
Revenues	$1,779.6	$1,588.4	$1,672.4
Cost of sales	1,467.3	1,294.7	1,422.8

Gross Profit	312.3	293.7	249.6
Selling, general and administrative expenses	263.1	236.8	262.4
Amortization of goodwill	—	—	12.9
Restructuring charges (reversal)	(0.8)	12.3	8.8
Loss on sale of dealers	1.2	1.2	10.4

Operating Profit (Loss)	48.8	43.4	(44.9)
Other income (expense)
Interest expense	(35.1)	(33.9)	(23.1)
Loss on interest rate swap agreements	(1.5)	(5.7)	(1.4)
Insurance recovery	—	—	8.0
Income from unconsolidated affiliates	3.6	0.5	2.6
Other-net	1.8	5.5	(4.6)

	(31.2)	(33.6)	(18.5)

Income (Loss) Before Income Taxes, Minority Interest and Cumulative Effect of Accounting Changes	17.6	9.8	(63.4)
Income tax provision (benefit)	1.8	(1.3)	(14.5)

Income (Loss) Before Minority Interest and Cumulative Effect of Accounting Changes	15.8	11.1	(48.9)
Minority interest income	0.6	1.2	0.8

Income (Loss) Before Cumulative Effect of Accounting Changes	16.4	12.3	(48.1)
Cumulative effect of accounting changes, net of $0.8 tax benefit	—	—	(1.3)

Net Income (Loss)	16.4	12.3	(49.4)

Other comprehensive income (loss)
Foreign currency translation adjustment	35.8	16.6	(9.2)
Minimum pension liability adjustment, net of ($0.4) tax benefit in 2003; ($11.5) tax benefit in 2002; and ($8.1) tax benefit in 2001	(6.5)	(17.1)	(13.4)
Current period cash flow hedging activity, net of $0.8 tax expense in 2003; $2.0 tax expense in 2002; and ($2.0) tax benefit in 2001	1.3	3.1	(3.3)
Cumulative effect of change in accounting for derivatives and hedging, net of ($0.4) tax benefit	—	—	(0.7)
Reclassification of hedging activity into earnings, net of $0.3 tax expense in 2003 and in 2002	0.5	0.4	—

	31.1	3.0	(26.6)

Comprehensive Income (Loss)	$47.5	$15.3	$(76.0)

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
NMHG HOLDING CO. AND SUBSIDIARIES

	December 31
	2003	2002
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$61.3	$54.9
Accounts receivable, net of allowances of $6.1 in 2003 and $8.7 in 2002	236.2	193.1
Tax advances, parent company	24.5	16.4
Inventories	247.7	222.0
Deferred income taxes	20.4	21.6
Prepaid expenses and other	17.6	29.9

Total Current Assets	607.7	537.9
Property, Plant and Equipment, Net	242.9	242.1
Goodwill	351.3	343.7
Other Non-current Assets	73.1	79.8

Total Assets	$1,275.0	$1,203.5

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$208.0	$169.3
Accounts payable, affiliate	23.0	17.6
Revolving credit agreements	17.1	31.3
Current maturities of long-term debt	20.5	20.0
Accrued payroll	26.3	23.3
Accrued warranty obligations	25.7	23.1
Other current liabilities	112.5	114.2

Total Current Liabilities	433.1	398.8
Long-term Debt	270.1	273.5
Self-insurance Liabilities	44.0	51.6
Other Non-current Liabilities	102.5	96.2
Minority Interest	0.5	1.1
Stockholder’s Equity
Common stock, par value $1 per share, 100 shares authorized; 100 shares outstanding	—	—
Capital in excess of par value	198.2	198.2
Retained earnings	238.2	226.8
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	25.5	(10.3)
Minimum pension liability adjustment	(38.4)	(31.9)
Deferred gain (loss) on cash flow hedging	1.3	(0.5)

	424.8	382.3

Total Liabilities and Stockholder’s Equity	$1,275.0	$1,203.5

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NMHG HOLDING CO. AND SUBSIDIARIES

	Year Ended December 31
	2003	2002	2001
	(In millions)
Operating Activities
Net income (loss)	$16.4	$12.3	$(49.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44.1	47.7	60.4
Deferred income taxes	6.2	3.9	(8.5)
Restructuring charges	(0.8)	12.3	8.8
Minority interest income	(0.6)	(1.2)	(0.8)
Cumulative effect of accounting changes	—	—	1.3
Loss on sale of assets	—	1.3	10.5
Other non-cash items	10.1	(12.0)	1.9
Working capital changes, excluding the effect of business acquisitions and dispositions:
Intercompany receivable/payable, affiliate	(6.5)	6.7	(17.4)
Accounts receivable	(31.9)	(5.2)	33.2
Inventories	(5.3)	8.6	38.2
Other current assets	(0.5)	(1.2)	1.3
Accounts payable and other current liabilities	18.9	(1.1)	(48.5)

Net cash provided by operating activities	50.1	72.1	31.0

Investing Activities
Expenditures for property, plant and equipment	(27.6)	(16.1)	(53.5)
Proceeds from the sale of assets	16.5	6.2	13.0
Acquisitions of businesses, net of cash acquired	—	—	(3.9)
Investments in unconsolidated affiliates	—	—	(0.3)
Proceeds from unconsolidated affiliates	—	2.3	—
Other-net	—	0.3	(2.5)

Net cash used for investing activities	(11.1)	(7.3)	(47.2)

Financing Activities
Additions to long-term debt and revolving credit agreements	25.4	283.8	68.9
Reductions of long-term debt and revolving credit agreements	(54.4)	(318.9)	(22.0)
Cash dividends paid	(5.0)	(15.0)	(5.0)
Capital grants	—	—	0.1
Notes receivable/payable, parent company	—	(8.0)	11.0
Financing fees paid	(0.1)	(15.7)	(0.7)

Net cash provided by (used for) financing activities	(34.1)	(73.8)	52.3

Effect of exchange rate changes on cash	1.5	4.3	(0.9)

Cash and Cash Equivalents
Increase (decrease) for the year	6.4	(4.7)	35.2
Balance at the beginning of the year	54.9	59.6	24.4

Balance at the end of the year	$61.3	$54.9	$59.6

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
NMHG HOLDING CO. AND SUBSIDIARIES

	Year Ended December 31
	2003	2002	2001
	(In millions)
Common Stock	$—	$—	$—

Capital in Excess of Par Value	198.2	198.2	198.2

Retained Earnings
Beginning balance	226.8	229.5	283.9
Net income (loss)	16.4	12.3	(49.4)
Cash dividends	(5.0)	(15.0)	(5.0)

	238.2	226.8	229.5

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(42.7)	(45.7)	(19.1)
Foreign currency translation adjustment	35.8	16.6	(9.2)
Minimum pension liability adjustment	(6.5)	(17.1)	(13.4)
Current period cash flow hedge activity	1.3	3.1	(3.3)
Cumulative effect of change in account for derivatives and hedging	—	0.7	(0.7)
Reclassification from cumulative effect of change in accounting for derivatives and hedging to deferred loss on cash flow hedging	—	(0.7)	—
Reclassification of hedging activities into earnings	0.5	0.4	—

	(11.6)	(42.7)	(45.7)

Total Stockholder’s Equity	$424.8	$382.3	$382.0

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

NOTE 1—Principles of Consolidation and Nature of Operations

The Consolidated Financial Statements include the accounts of NMHG Holding Co. (“NMHG Holding,” the parent company), a Delaware corporation, and its wholly owned subsidiary, NACCO Materials Handling Group, Inc. (collectively, “NMHG” or the “Company”). NMHG Holding is a wholly owned subsidiary of NACCO Industries, Inc. (“NACCO”).

NMHG designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, the Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. The Company manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”)and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. The sale of service parts represents approximately 15%, 18% and 18% of total NMHG revenues as reported for 2003, 2002 and 2001, respectively.

The Consolidated Financial Statements include the accounts of NMHG’s wholly owned domestic and international manufacturing and retail subsidiaries. Also included is Shanghai Hyster Forklift Ltd., a 55% owned joint venture in China. All significant intercompany accounts and transactions among the consolidated companies are eliminated in consolidation.

Investments in Sumitomo NACCO Materials Handling Company, Ltd. (“SN”), a 50% owned joint venture, and NMHG Financial Services, Inc. (“NFS”), a 20% owned joint venture, are accounted for by the equity method. SN operates manufacturing facilities in Japan and the Philippines from which the Company purchases certain components and internal combustion engines and electric forklift trucks. Sumitomo Heavy Industries, Inc. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Inc. prior to a vote of SN’s board of directors. NFS is a joint venture with GE Capital Corporation, formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and national account customers in the United States. During the period of its ownership, the Company applied the equity method of accounting for its 25% ownership in QFS Holdings (Queensland) Pty Limited (“QFS”), a lift truck parts depot located in Australia, which was purchased in May 2000 and sold in December 2002. The Company’s percentage share of the net income or loss from its equity investments is reported on the line “Income from unconsolidated affiliates” in the Other income (expense) portion of the Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTE 2—Significant Accounting Policies

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

Accounts Receivable, Net of Allowances: Allowances are maintained against accounts receivable for doubtful accounts. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. See also the Company’s revenue recognition policy regarding allowances for product returns and product discounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
 (Tabular Amounts in Millions, Except Percentage Data)

Inventories: Inventories are stated at the lower of cost or market. Cost is determined under the last-in, first-out (LIFO) method for manufactured inventories in the United States and for certain retail inventories. The first-in, first-out (FIFO) method is used with respect to all other inventories. Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs.

Property, Plant and Equipment, Net: Property, plant and equipment are recorded at cost. Depreciation and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, over their estimated useful lives using the straight-line method. Buildings are depreciated using a 40-year life, improvements to land and buildings are depreciated over 20 and 15 years, respectively, and equipment is depreciated over estimated useful lives ranging from three to 12 years. Repairs and maintenance costs are generally expensed when incurred.

Goodwill: Goodwill represents the excess purchase price paid over the fair value of the net assets acquired. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets that have indefinite lives are no longer subject to amortization but rather are subject to periodic impairment testing. Accordingly, the Company ceased amortization of all goodwill upon adoption. Prior to adoption, goodwill was amortized on a straight-line basis generally over a 40-year period.

SFAS No. 142 also requires that goodwill be tested for impairment at least annually. Impairment exists when the carrying amount of goodwill exceeds its fair value. The Company performed the impairment tests upon the adoption of SFAS No. 142 effective January 1, 2002, and again as of May 1, 2003 and 2002, using a model developed by the Company which incorporates estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management judgment regarding the applicable discount rates to discount those estimated cash flows. The results of this testing indicated that, on those dates, goodwill was not impaired. The Company plans to continue impairment tests annually on May 1st. In addition, goodwill will be tested as necessary if changes in circumstances or the occurrence of certain events indicate potential impairment.

Self-insurance Liabilities: The Company is generally self-insured for product liability, environmental liability, and medical and workers’ compensation claims. For product liability, catastrophic coverage is retained for potentially significant individual claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, legal defense costs, inflation rates, medical costs and actual experience could cause estimates to change in the near term.

Revenue Recognition: Revenues are generally recognized when title transfers or risk of loss passes as customer orders are completed and shipped. For National Account customers, revenue is generally recognized upon customer acceptance of the product. Products generally are not sold with the right of return. However, based on the Company’s historical experience, a portion of aftermarket parts sold is estimated to be returned for reasons such as product failure and excess inventory stocked by the Company’s dealers, which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues and a corresponding allowance against accounts receivable at the time of the sale based upon this historical experience and the limited right of return provided to the Company’s dealers. The Company also records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. Truck sales revenue is recorded net of projected discounts. The estimated discount amount is based upon historical trends for each truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, NMHG offers special incentives to increase retail share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained. Additionally, the Company provides for the estimated cost of product warranties at the time revenues are recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
 (Tabular Amounts in Millions, Except Percentage Data)

In May 2003, the Emerging Issues Task Force (“EITF”) released Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 provides accounting guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the provisions of EITF Issue No. 00-21 effective in the third quarter of 2003. NMHG sells some lift trucks with multiple deliverables, including future product maintenance. Under these arrangements, the revenue related to the undelivered portion is determined based on vendor specific objective evidence and deferred until it can be properly recognized under company policy. Maintenance revenues are recognized in proportion to expected maintenance expenses. The adoption of EITF No. 00-21 did not have a material effect on the Company’s results of operations or financial condition.

Advertising Costs: Advertising costs are expensed as incurred and amounted to $9.3 million, $7.1 million and $7.6 million in 2003, 2002 and 2001, respectively.

Product Development Costs: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $51.2 million, $43.7 million and $44.7 million in 2003, 2002 and 2001, respectively.

Shipping and Handling Costs: Shipping and handling costs billed to customers are recognized as revenues and shipping and handling costs incurred by the Company are included in cost of sales.

Foreign Currency: Assets and liabilities of foreign operations are translated into U.S. dollars at the fiscal year-end exchange rate. The related translation adjustments are recorded as a separate component of stockholder’s equity, except for the Company’s Mexican operations. The U.S. dollar is considered the functional currency for the Company’s Mexican operations and, therefore, the effect of translating assets and liabilities from the Mexican peso to the U.S. dollar is recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss). Revenues and expenses of all foreign operations are translated using average monthly exchange rates prevailing during the year.

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

The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. These contracts hedge firm commitments and forecasted transactions relating to cash flows associated with sales and purchases denominated in currencies other than the subsidiaries’ functional currencies. Changes in the fair value of forward foreign currency exchange contracts that are effective as hedges are recorded in accumulated other comprehensive income (loss) (“OCI”). Deferred gains or losses are reclassified from OCI to the Consolidated Statement of Operations and Comprehensive Income (Loss) in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in cost of sales.

Prior to refinancing its outstanding debt in May 2002, the Company used interest rate swap agreements to partially reduce risks related to floating rate financing agreements which were subject to changes in the market rate of interest. Terms of the interest rate swap agreements required the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings were predominately based upon the three-month LIBOR (London Interbank Offered Rate). Changes in the fair value of interest rate swap agreements that were effective as hedges were recorded in OCI. Deferred gains or losses were reclassified from OCI to the Consolidated Statement of Operations and Comprehensive Income (Loss) in the same period as the gains or losses from the underlying transactions were recorded and were recognized in interest expense. Prior to the cessation of hedge accounting resulting from refinancing, the balance in OCI for NMHG’s interest rate swap agreements that qualified for hedge accounting was a pre-tax loss of $4.2 million ($2.6 million after-tax). This balance is being amortized into the statement of operations over the original remaining lives of the terminated interest rate swap agreements in accordance with the provisions in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

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

New Accounting Standards

Accounting Standards adopted in 2003:

Revised SFAS No. 132: In December 2003, the FASB issued SFAS No. 132 (Revised) (“Revised SFAS No. 132”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits.” Revised SFAS No. 132 retains disclosure requirements in the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. For U.S. pension and post-retirement plans, revised SFAS No. 132 is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The Company has made the required disclosures for all U.S. pension and post-retirement plans in these financial statements and will adopt Revised SFAS No. 132 for all non-U.S. plans for the fiscal year ending December 31, 2004.

SFAS No. 143: On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: (i) the timing of liability recognition; (ii) initial measurement of the liability; (iii) allocation of asset retirement cost to expense; (iv) subsequent measurement of the liability; and (v) financial statement disclosures. SFAS No. 143 requires that an asset’s retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position or results of operations.

SFAS No. 146: January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that liabilities for one-time termination benefits that will be incurred over future service periods should be measured at fair value as of the termination date and recognized over the future service period. This Statement also requires that liabilities associated with disposal activities be recorded when incurred. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item. SFAS No. 146 may effect the periods in which costs are recognized for workforce reductions or facility closures, although the ultimate amount of costs recognized will be the same as previous accounting guidance.

SFAS No. 149: On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivatives and hedging based on decisions made: (a) previously as part of the Derivative Implementation Group process, (b) in connection with other FASB projects and (c) regarding other issues raised, including the characteristics of a derivative that contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or its results of operations.

SFAS No. 150: On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the recognition of a cumulative effect of a change in accounting transition adjustment for financial instruments existing at the adoption date. On October 29, 2003, the FASB deferred indefinitely the application of the requirements of SFAS No. 150 as they apply to noncontrolling interests of a limited-life subsidiary. The adoption of the remaining provisions of SFAS No. 150 did not have a material impact on the Company’s financial position or its results of operations.

EITF No. 00-21: On July 1, 2003, the Company prospectively adopted EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, as well as how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The adoption of this standard did not have a material impact on the Company’s financial position or its results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
 (Tabular Amounts in Millions, Except Percentage Data)

FIN No. 45: In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee for those guarantees initiated or modified after December 31, 2002. However, certain guarantees, including product warranties and guarantees between parties under common control (i.e., parent and subsidiary), are not required to be recognized at fair value at inception. FIN No. 45 also requires additional disclosures of guarantees, including product warranties and guarantees between parties under common control, beginning with interim or annual periods ending after December 15, 2002. Guarantees initiated prior to December 31, 2002 are not recognized as a liability measured at fair value per FIN No. 45, but are subject to the disclosure requirements. The Company has made the required disclosures in these financial statements. Also, the Company has recognized guarantees included within the scope of FIN No. 45 and initiated after December 31, 2002 as liabilities measured at fair value. The adoption of the fair value provisions of FIN No. 45 did not have a material impact on the Company’s financial position or results of operations.

FIN No. 46: In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of ARB No. 51, “Consolidated Financial Statements” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires that variable interest entities, as defined, be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive a majority of the expected gains, or both.

NMHG’s 20% owned joint venture, NFS, has been determined to be a variable interest entity. The Company, however, has concluded that NMHG is not the primary beneficiary and will, therefore, continue to use the equity method to account for its 20% interest in NFS. NMHG does not consider its variable interest in NFS to be significant.

Accounting Standards adopted in 2002:

SFAS No. 144: In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business, as previously defined in that Opinion. SFAS No. 144 provides a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. Many of the provisions of SFAS No. 121 are retained, however, SFAS No. 144 clarifies some of the implementation issues related to SFAS No. 121. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. This Statement was effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company adopted this Statement effective January 1, 2002, as required. In accordance with this Statement, the Company measures impairment when events or circumstances indicate an asset’s carrying value may not be recoverable. The estimate of an asset’s fair value used in the measuring for impairment is based on the best available evidence at the time, which may include broker quotes, values of similar transactions and/or discounting the probability-weighted future cash flows expected to be generated by the asset. The adoption of this Statement did not have a material effect on the Company’s 2002 financial position or results of operations.

SFAS No. 145: In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires gains and losses on extinguishments of debt to be reclassified as income or loss from continuing operations rather than as extraordinary items as previously required by SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases to be treated as sale-leaseback transactions and modifies the accounting for subleases when the original lessee remains a secondary obligor, or guarantor.

The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, with restatement of prior periods for any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods, as necessary. The remaining provisions of SFAS No. 145 were effective for transactions and reporting subsequent to May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company’s financial position or its results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
 (Tabular Amounts in Millions, Except Percentage Data)

Accounting Standards adopted in 2001:

SFAS No. 133/138: On January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

As a result of the adoption of SFAS No. 133, the Company recognized a cumulative effect of a change in accounting charge to the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2001 of $0.9 million, net of $0.5 million of tax benefit, relating primarily to certain interest rate swap agreements which did not qualify for hedge accounting treatment at January 1, 2001. In addition, effective January 1, 2001, the Company recognized a cumulative effect of a change in accounting charge against OCI in the Consolidated Balance Sheet at December 31, 2001 of $0.7 million, net of $0.4 million of tax benefit, relating to net deferred losses on derivative instruments that qualified for hedge accounting treatment under SFAS No. 133.

Change in accounting method: On January 1, 2001, the Company recognized a cumulative effect of a change in accounting charge of $0.4 million, net of $0.3 million tax benefit, relating to a change in the method of calculating pension costs for the defined benefit pension plan in the United Kingdom. Prior to January 1, 2001, actuarially determined net gains and losses of the United Kingdom plan were recognized in full as a component of net pension cost in the year incurred. However, actuarially determined net gains and losses of all other defined benefit pension plans of the Company are amortized and included as a component of net pension cost over the next four years. Both of these methods are permissible pursuant to SFAS No. 87, “Employers’ Accounting for Pensions.” However, effective January 1, 2001, the Company changed the method of recognition of actuarially determined net gains and losses of the United Kingdom plan to conform with the methodology utilized by all other defined benefit plans of the Company. This change in accounting was made to achieve consistency of application of this accounting principle among all members of the consolidated group, which the Company believes is the preferred application of accounting principles generally accepted in the United States.

Accounting Standards Not Yet Adopted:

On January 12, 2004, the FASB issued FASB Staff Position (“FSP”) No. SFAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP allows companies to make a one-time election to defer the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) that was signed into law on December 8, 2003.

SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” requires presently enacted changes in relevant laws to be considered in current period measurements of the accumulated postretirement benefit obligation (“APBO”) and the net postretirement benefit costs. The FSP addresses the fact that certain accounting issues raised by the Act are not explicitly addressed in SFAS No. 106 and significant uncertainties may exist as to the direct effects of the Act, as well as the ancillary effects on plan participants’ behavior and health care costs. Therefore, a plan sponsor and its advisors may not have (1) sufficiently reliable information available to measure the effects of the Act, (2) sufficient time before issuance of the financial statements for fiscal years that include the Act’s enactment to prepare actuarial valuations that reflect the effects of the Act, or (3) sufficient guidance to ensure that the sponsor’s accounting for the effects of the Act is consistent with accounting principles generally accepted in the United States. As a result, a plan sponsor may elect to defer recognizing the effects of the Act in accounting for its plan under SFAS No. 106 and in providing disclosures related to the plan required by Revised SFAS No. 132, until authoritative guidance on accounting for certain components of the Act is issued, or until certain other events occur. The Company has elected to defer accounting for the Act until further authoritative guidance is issued.

Reclassifications: Certain amounts in the prior periods’ Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
 (Tabular Amounts in Millions, Except Percentage Data)

NOTE 3—Restructuring and Other Transactions

Restructuring Charges

The changes to the Company’s restructuring accruals are as follows:

		Lease
	Severance	Impairment	Other	Total
NMHG Wholesale
Balance at December 31, 2000	$4.0	$—	$0.1	$4.1
Provision (reversal), net	4.2	—	(0.1)	4.1
Payments	(2.9)	—	—	(2.9)

Balance at December 31, 2001	5.3	—	—	5.3
Foreign currency effect	0.6	—	—	0.6
Provision, net	7.6	—	0.9	8.5
Payments	(4.2)	—	—	(4.2)

Balance at December 31, 2002	9.3	—	0.9	10.2
Foreign currency effect	0.3	—	—	0.3
Reversal	(0.3)	—	—	(0.3)
Payments	(2.6)	—	(0.3)	(2.9)

Balance at December 31, 2003	$6.7	$—	$0.6	$7.3

NMHG Retail
Balance at December 31, 2000	$—	$—	$—	$—
Provision	4.3	0.4	—	4.7
Payments	(0.4)	—	—	(0.4)

Balance at December 31, 2001	3.9	0.4	—	4.3
Foreign currency effect	0.1	—	—	0.1
Payments	(2.5)	(0.3)	—	(2.8)

Balance at December 31, 2002	1.5	0.1	—	1.6
Provision (reversal), net	(0.7)	0.2	—	(0.5)
Payments	(0.4)	(0.1)	—	(0.5)

Balance at December 31, 2003	$0.4	$0.2	$—	$0.6

2002 Restructuring Program

As announced in December 2002, NMHG Wholesale is phasing out its Lenoir, North Carolina, lift truck component facility and restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million pre-tax, classified in the 2002 Consolidated Statement of Operations and Comprehensive Income (Loss) on the line restructuring charges. Of this amount, $3.8 million relates to a non-cash asset impairment charge for a building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes as compared to the net book value of these assets; and $8.7 million relates to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments of $1.4 million were made to approximately 169 employees during 2003. Payments are expected to continue through 2006. In addition, $0.3 million of the amount accrued at December 31, 2002 was reversed in 2003 as a result of a reduction in the estimate of employees eligible to receive severance payments. Included in the table above under Other is $0.9 million accrued for post-employment medical benefits, of which $0.3 million was paid out during 2003. Approximately $9.3 million of pre-tax restructuring related costs, which were primarily related to manufacturing inefficiencies and were not eligible for accrual as of December 31, 2002, were expensed in 2003 and are not shown in the table above. Of the $9.3 million additional costs incurred during 2003, $9.0 million is classified as cost of sales and $0.3 million is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
 (Tabular Amounts in Millions, Except Percentage Data)

classified as selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2003.

2001 Restructuring Programs

During 2001, management committed to the restructuring of certain operations in Europe for both the Wholesale and Retail segments of the business. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million pre-tax, classified in the 2001 Consolidated Statement of Operations and Comprehensive Income (Loss) on the line restructuring charges, for severance and other employee benefits to be paid to approximately 285 direct and indirect factory labor and administrative personnel in Europe. Payments of $1.2 million to 17 employees, $2.1 million to approximately 95 employees and $1.3 million to approximately 150 employees were made in 2003, 2002 and 2001, respectively. During 2002, $0.2 million of the amount accrued at December 31, 2001 was reversed. No further payments are expected.

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. During 2001, severance payments of $0.4 million were made to approximately 40 employees. In 2002, severance payments of $2.5 million were made to approximately 70 employees. Severance payments of $0.4 million were made to seven employees during 2003. In addition, $0.7 million of the amount accrued during 2001 was reversed during 2003 as a result of a reduction in the estimate of the total number of employees to receive severance as well as a reduction in the average amount to be paid to each employee. The remaining severance payments are expected to be completed during 2004. In addition, the lease impairment accrual was increased by $0.2 million during 2003 as a result of additional lease expense. Lease payments of $0.1 million were made in 2003.

2000 Restructuring Program

During 2000, NMHG determined that the consolidation of the Americas’ truck assembly activities offered significant opportunity to reduce structure costs while further optimizing the use of NMHG’s global manufacturing capacity. Accordingly, a decision was made to phase out certain manufacturing activities in the Danville, Illinois, assembly plant. In December 2000, the Board of Directors approved management’s plan to transfer manufacturing activities from NMHG’s Danville plant to its other global manufacturing plants. The adoption of this plan resulted in a charge to operations of approximately $13.9 million. This charge was comprised of a $7.6 million curtailment loss for pension and other post-retirement benefits, $4.0 million for employee severance to be paid to approximately 425 manufacturing and office personnel, $2.2 million of asset impairment charges and $0.1 million for other costs.

As noted above, in connection with the phase-out of activities at the Danville, Illinois, assembly plant, NMHG recognized an impairment charge of $2.2 million in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Fair market value used in determining this impairment charge was estimated using current market values for similar assets. During 2003, an additional impairment charge of $1.1 million was recorded to further reduce the book value of this facility to its market value based upon market conditions at year end. This impairment charge is classified as selling, general and administrative expenses in the 2003 Consolidated Statements of Operations and Comprehensive Income (Loss).

Final severance payments for the Danville restructuring program were made in 2002. During 2002 and 2001, payments of $2.1 million to approximately 215 employees and $1.6 million to approximately 350 employees, respectively, were made. Approximately $2.0 million and $12.0 million of pre-tax costs associated with the Danville phase-out, which were not eligible for accrual as of December 31, 2000, were expensed during 2002 and 2001, respectively, and classified as cost of sales in the 2002 and 2001 Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, the accrual for restructuring was reduced by $0.4 million in 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
 (Tabular Amounts in Millions, Except Percentage Data)

Other Transaction

In 2001, NMHG recognized income of $8.0 million classified in Other income (expense) in the Consolidated Statements of Operations and Comprehensive Income (Loss) resulting from the receipt of insurance proceeds relating to flood damage in September 2000 at NMHG’s Sumitomo-NACCO joint venture in Japan.

NOTE 4—Acquisitions and Disposition

During 2001, NMHG acquired either 100% of the stock or substantially all of the assets of several forklift truck retail dealerships and forklift truck rental businesses. The dealerships acquired were either existing independent Hyster or Yale dealerships or were converted to Hyster or Yale dealerships at the time of acquisition. The combined purchase price of the businesses acquired during 2001 was approximately $3.9 million. Funds for the purchases were provided by either borrowings advanced to NMHG Retail by NMHG Wholesale under previously existing NMHG Wholesale facilities or by internally generated cash flows.

These acquisitions were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from their respective dates of acquisition. On a pro forma basis, as if the businesses had been acquired on January 1, 2001, revenues and net income (loss) would not differ materially from the amounts reported in the accompanying consolidated financial statements for 2001.

In 2001, NMHG sold certain of its wholly owned dealers, which were included in the segment NMHG Retail. This transaction resulted in initial proceeds of approximately $8.0 million and a preliminary charge for the loss on the sale of assets and related wind-down costs of $10.4 million, of which approximately $2.1 million related to recognition in the Consolidated Statement of Operations and Comprehensive Income (Loss) of amounts previously reported in foreign currency translation adjustment on the Consolidated Balance Sheet. During 2002, revisions to the selling price, as provided in the agreement to sell these dealers, and an increase to certain wind-down costs, resulted in an additional loss of $0.6 million. During 2003, NMHG Retail recorded an additional $1.0 million in wind down costs for contingent obligations related to the sale of these dealers. These contingent obligations, which arose from the terms of the agreement to sell these dealers, could result in the future recognition of additional losses if events and circumstances change. However, the Company believes that its reserves for these contingent obligations, recognized in the Consolidated Balance Sheet at December 31, 2003, are adequate. Revenues and net losses for these sold dealers for the year ended December 31, 2001 were $45.1 million and $18.2 million, respectively.

On January 3, 2003, NMHG sold substantially all of the assets and liabilities of its sole wholly owned dealer in the U.S., which was included in the segment NMHG Retail. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities sold (the “disposal group”) were classified as held for sale in the Consolidated Balance Sheet at December 31, 2002 and written down in 2002 to fair value, less cost to sell. The assets and liabilities held for sale are included in the Consolidated Balance Sheet at December 31, 2002 in the captions, “prepaid expenses and other” and “other current liabilities,” respectively, and are not material. The loss recognized in 2002 as a result of the write-down to fair value, less cost to sell, of the disposal group was not material to the operating results of the Company. No significant adjustments were made to the amount of the loss recorded in 2002 as a result of the final sale in 2003.

NOTE 5—Accounts Receivable Securitization

On May 9, 2002, NMHG Wholesale terminated agreements with financial institutions outside of the United States (the “Foreign Program”) which allowed for the sale, without recourse, of undivided interests in revolving pools of its foreign trade accounts receivable. On December 5, 2001, NMHG Wholesale’s domestic accounts receivable securitization program (the “U.S. Program”) was terminated. Prior to their terminations, the transfer of receivables pursuant to the U.S. and Foreign Programs were accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125.” The U.S. Program’s agreement to sell an undivided percentage ownership interest in certain eligible accounts receivable provided for recourse in the limited circumstance in which NMHG granted a discount, credit or other adjustment to its customer in resolution of disputes regarding the value of goods underlying the accounts receivable sold. In that case, a compensating adjustment would have been made to the counterparty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
 (Tabular Amounts in Millions, Except Percentage Data)

As a result of the termination of both the U.S. and Foreign Programs, NMHG Wholesale will rely on its debt agreements, as discussed in Note 9, to finance accounts receivable that otherwise would have been sold under the U.S. and Foreign Programs. The balance of accounts receivable sold at December 31, 2001 was $27.7 million. Beginning on March 31, 2002, accounts receivable sold of $20.8 million were effectively replaced with debt financing, such that there were no accounts receivable sold on the Foreign Program’s termination date of May 9, 2002. As a result of the termination of the U.S. and Foreign Programs, an increase in interest expense arising from increased outstanding borrowings was offset by a decrease in the cost of the Programs, which is classified in the Consolidated Statements of Operations and Comprehensive Income (Loss) as “Other-net.”

Gross proceeds of $88.0 million and $855.7 million were received during 2002 and 2001, respectively, pursuant to the U.S. and Foreign Programs. The discount and other transaction gains and losses are included in “Other-net” in the Consolidated Statements of Operations and Comprehensive Income (Loss) and totaled $0.5 million and $4.7 million in 2002 and 2001, respectively.

NOTE 6—Inventories

Inventories are summarized as follows:

	December 31
	2003	2002
Manufactured inventories:
Finished goods and service parts	$113.5	$99.9
Raw materials and work in process	121.6	110.3

Total manufactured inventories	235.1	210.2
Retail inventories	27.9	23.4

Total inventories at FIFO	263.0	233.6
LIFO reserve	(15.3)	(11.6)

	$247.7	$222.0

The cost of certain manufactured and retail inventories, including service parts, has been determined using the LIFO method. At December 31, 2003 and 2002, 61% and 64%, respectively, of total inventories, were determined using the LIFO method.

NOTE 7—Property, Plant and Equipment, Net

Property, plant and equipment, net includes the following:

	December 31
	2003	2002
Land and land improvements	$18.2	$19.8
Plant and equipment:
NMHG Wholesale	443.9	403.1
NMHG Retail	111.2	101.6

	555.1	504.7

Property, plant and equipment, at cost	573.3	524.5
Less allowances for depreciation and amortization	330.4	282.4

	$242.9	$242.1

Total depreciation and amortization expense on property, plant and equipment was $43.9 million, $47.4 million and $47.0 million during 2003, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
 (Tabular Amounts in Millions, Except Percentage Data)

NOTE 8—Goodwill and Intangible Assets

As discussed further in Note 2, on January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this Statement, the Company discontinued amortization of its goodwill effective January 1, 2002. The amortization periods of the Company’s other intangible assets were not revised as a result of the adoption of this Statement. Adjusted net income (loss), assuming the adoption of SFAS No. 142 in 2001, is as follows:

	Year ended December 31
	2003	2002	2001
Reported net income (loss) before cumulative effect of accounting changes	$16.4	$12.3	$(48.1)
Add back goodwill amortization, net of tax	—	—	12.9

Adjusted income (loss) before cumulative effect of accounting changes	$16.4	$12.3	$(35.2)

Reported net income (loss)	$16.4	$12.3	$(49.4)
Add back goodwill amortization, net of tax	—	—	12.9

Adjusted net income (loss)	$16.4	$12.3	$(36.5)

The process to test goodwill for impairment included an allocation of goodwill among the Company’s reporting units. As a result of this allocation process, $40.3 million of goodwill that was previously reported in the Company’s reportable segment, NMHG Retail, was reallocated to NMHG Wholesale. This reallocation was primarily based on an analysis of the synergy benefits that arose as a result of the acquisitions of the retail dealerships.

Following is a summary of the changes in goodwill during the year ended December 31, 2003 and 2002:

	Carrying Amount of Goodwill
	NMHG	NMHG	NMHG
	Wholesale	Retail	Consolidated
Balance at December 31, 2001	$304.6	$39.6	$344.2
Reclassification of other intangibles	—	(1.8)	(1.8)
Reallocation between segments	40.3	(40.3)	—
Impairment of investment	(1.6)	—	(1.6)
Foreign currency translation	0.4	2.5	2.9

Balance at December 31, 2002	343.7	—	343.7
Foreign currency translation	7.6	—	7.6

Balance at December 31, 2003	$351.3	$—	$351.3

During 2002, $1.8 million that was previously preliminarily classified as goodwill relating to an acquisition of a retail dealership in 2001 was reclassified to other intangibles upon finalization of the purchase price allocation.

During 2002, NMHG Wholesale recognized an impairment charge of $1.6 million relating to the goodwill associated with the 2000 acquisition of a 25% interest in QFS. Prior to its sale in December 2002, this investment was accounted for using the equity method. As such, the impairment of the goodwill relating to this investment was recognized in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” as an other than temporary impairment in the value of the investment. The impairment charge is recognized in the 2002 Consolidated Statement of Operations and Comprehensive Income (Loss) on the line “Income from unconsolidated affiliates.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

The balance of other intangible assets, which continue to be subject to amortization, is as follows:

	December 31
	2003	2002

Gross Carrying Amount	$2.3	$2.2
Less: Accumulated Amortization	0.6	0.5

Net Balance	$1.7	$1.7

Amortization expense was $0.2 million in 2003 and $0.3 million in 2002. Expected annual amortization expense of other intangible assets is $0.2 million for each of the five years from 2004 through 2008. The weighted average amortization period for other intangible assets is 12 years.

NOTE 9—Current and Long-term Financing

The following table summarizes the Company’s available and outstanding borrowings under revolving credit agreements and long-term debt.

	December 31

	2003	2002

Total outstanding borrowings:
Revolving credit agreements	$17.1	$31.3
Capital lease obligations and other term loans	43.1	46.4
Senior Notes	247.5	247.1

Total debt outstanding	$307.7	$324.8

Current portion of borrowings outstanding	$37.6	$51.3

Long-term portion of borrowings outstanding	$270.1	$273.5

Total available borrowings, net of limitations, under revolving credit agreements	$170.8	$155.6

Unused revolving credit agreements	$153.7	$124.3

Weighted average stated interest rate on total borrowings	9.4%	9.2%

Annual maturities of total debt, excluding capital leases are as follows: $25.0 million in 2004, $6.2 million in 2005, $5.9 million in 2006 and $250.0 million subsequent to 2008. Interest paid on total debt was $31.5 million, $29.0 million and $25.4 million during 2003, 2002 and 2001 respectively. Interest capitalized was $0.8 million in 2001.

On May 9, 2002, NMHG replaced its primary financing agreement with the proceeds from the sale of $250.0 million of unsecured 10% Senior Notes due 2009 and borrowings under a secured, floating-rate revolving credit facility which expires in May 2005.

Availability under the revolving credit facility is up to $175.0 million and is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the “borrowers,” as defined in the revolving credit facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. The borrowers include NMHG Holding Co. and certain domestic and foreign subsidiaries of NMHG Holding Co. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The current applicable margins, effective through December 31, 2003, for base rate loans and LIBOR loans were 1.875% and 3.0%, respectively. The revolving credit facility also requires the payment of a fee of 0.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio.

The domestic floating rate of interest applicable to this facility on December 31, 2003 was 5.875%, including the applicable floating rate margin. The revolving credit facility includes a subfacility for foreign borrowers which can be denominated in British pounds sterling or euros. Included in the borrowing capacity is a $15.0 million overdraft facility available to foreign borrowers. At December 31, 2003, there were no borrowings outstanding under these foreign subfacilities. The revolving credit facility is guaranteed by certain domestic and foreign subsidiaries of NMHG Holding Co. and is secured by substantially all of the assets, other than property, plant and equipment, of the borrowers and guarantors, both domestic and foreign, under the facility.

At December 31, 2003, the borrowing base under the revolving credit facility was $119.1 million, which has been reduced by the commitments or availability under certain foreign credit facilities and an excess availability requirement of $15.0 million. There were no borrowings outstanding under this facility at December 31, 2003.

The terms of the revolving credit facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately U.S. $25.0 million on December 31, 2003, denominated in Australian dollars, reduced the amount of availability under the revolving credit facility. In addition, availability under the revolving credit facility was reduced by $5.5 million for a working capital facility in China and by $6.9 million for other letters of credit. If the commitments or availability under these facilities are increased, availability under the revolving credit facility will be reduced. The $119.1 million of borrowing base capacity under the revolving credit facility at December 31, 2003 reflected reductions for these foreign credit facilities.

The $250.0 million of 10% Senior Notes mature on May 15, 2009. The Senior Notes are senior unsecured obligations of NMHG Holding Co. and are guaranteed by substantially all of NMHG’s domestic subsidiaries. NMHG Holding Co. has the option to redeem all or a portion of the Senior Notes on or after May 15, 2006 at the redemption prices set forth in the Indenture governing the Senior Notes. The proceeds from the Senior Notes were reduced by an original issue discount of $3.1 million resulting in an effective interest rate of 10.1%.

Both the revolving credit facility and terms of the Senior Notes include restrictive covenants which, among other things, limit the payment of dividends to NACCO to no greater than $5.0 million annually, subject to additional restriction and limitations. The revolving credit facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. The borrowers must maintain aggregate excess availability under the revolving credit facility of at least $15.0 million. At December 31, 2003, NMHG was in compliance with all covenants.

NMHG paid financing fees of approximately $15.8 million related to the refinancing in 2002. These fees were deferred and are being amortized as interest expense in the Consolidated Statement of Operations and Comprehensive Income (Loss) over the respective terms of the new financing facilities.

NOTE 10–Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations. At December 31, 2003, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $313.4 million as compared with the book value of $284.7. At December 31, 2002, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $304.4 million as compared with the book value of $296.5.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable and derivatives. The large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies mitigates concentration of credit risk on accounts receivable. To further reduce credit risk associated with accounts receivable, the Company performs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

periodic credit evaluations of its customers, but does not generally require advance payments or collateral. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one institution.

Derivative Financial Instruments

Foreign Currency Derivatives: NMHG held forward foreign currency exchange contracts with a total notional amount of $148.4 million and $107.5 million at December 31, 2003 and 2002, respectively, primarily denominated in euros, British pounds sterling, Japanese yen, Canadian dollars, Mexican Pesos and Australian dollars. The fair value of these contracts was estimated based on quoted market prices and approximated a net asset of $4.8 million and $3.2 million at December 31, 2003 and 2002, respectively.

For the years ended December 31, 2003 and 2002, there was no ineffectiveness of forward foreign currency exchange contracts that would have resulted in recognition in the Consolidated Statement of Operations and Comprehensive Income (Loss). Forward foreign currency exchange contracts are used to hedge transactions expected to occur within the next 12 months. Based on market valuations at December 31, 2003, the amount of net deferred gain included in OCI at December 31, 2003 of $1.4 million is expected to be reclassified into the Consolidated Statement of Operations and Comprehensive Income (Loss) over the next 12 months, as those transactions occur.

Interest Rate Derivatives: As a result of the refinancing of NMHG’s floating-rate revolving credit facility in 2002, NMHG terminated all of its interest rate swap agreements in 2002. In addition to its active swaps, NMHG had certain interest rate swap agreements with dates that began subsequent to December 31, 2001 (“delayed-start” agreements). These interest rate swap agreements were intended to replace agreements that were active as of December 31, 2001, but expired in the near term. The notional amount of these delayed-start agreements was $110.0 million at December 31, 2001. In 2002, NMHG terminated all active and delayed-start interest rate swap agreements, which had a total notional amount of $285.0 million and a total net payable balance of $11.5 million at the respective dates of termination. Prior to the refinancing, however, certain of these interest rate swap agreements qualified for hedge accounting treatment in accordance with SFAS No. 133, as amended. As such, the mark-to-market effect of these interest rate swap agreements was previously recognized in OCI.

Prior to the cessation of hedge accounting resulting from the May 9, 2002 refinancing, the balance in OCI for NMHG’s interest rate swap agreements that qualified for hedge accounting was a pre-tax loss of $4.2 million ($2.6 million after-tax). This balance is being amortized into the Consolidated Statement of Operations and Comprehensive Income (Loss) over the original remaining lives of the terminated interest rate swap agreements in accordance with the provisions of SFAS No. 133, as amended. The amount of amortization of OCI included in the Consolidated Statement of Operations and Comprehensive Income (Loss) on the line “Loss on interest rate swap agreements” was a pre-tax expense of $1.5 million and $2.5 million for the years ended December 31, 2003 and 2002, respectively.

The mark-to-market effect of the interest rate swap agreements that was included in the Consolidated Statement of Operations and Comprehensive Income (Loss) because these derivatives did not qualify for hedge accounting treatment was a pre-tax expense of $3.2 million and $1.4 million for the years ended December 31, 2002 and 2001, respectively. These charges are included on the line, “Losses on interest rate swap agreements” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

NOTE 11—Leasing Arrangements

The Company leases certain office, manufacturing and warehouse facilities, retail stores and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2011. NMHG Retail also leases certain forklift trucks that are carried in its rental fleet or subleased to customers. Many leases include renewal and/or purchase options.

Future minimum capital and operating lease payments at December 31, 2003 are:

	Capital	Operating
	Leases	Leases

2004	$14.0	$54.4
2005	6.6	42.5
2006	3.2	31.0
2007	1.0	18.7
2008	0.5	8.6
Subsequent to 2008	—	6.2

Total minimum lease payments	25.3	$161.4

Amounts representing interest	2.3

Present value of net minimum lease payments	23.0
Current maturities	12.5

Long-term capital lease obligation	$10.5

Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of December 31, 2003 are $169.3 million. Rental expense for all operating leases was $57.4 million, $39.4 million and $30.3 million for 2003, 2002 and 2001, respectively. The Company also recognized $74.2 million, $61.7 million and $45.5 million for 2003, 2002 and 2001, respectively, in rental income on subleases of equipment under operating leases in which it was the lessee. These subleases were primarily related to lift trucks, in which the Company derives revenues in the ordinary course of business under rental agreements with its customers. The sublease rental income for these lift trucks is included in “Revenues” and the related rent expense is included in “Cost of sales” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for each period.

Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31

	2003	2002

Plant and equipment	$72.4	$71.2
Less accumulated amortization	45.2	36.4

	$27.2	$34.8

Amortization of plant and equipment under capital leases is included in depreciation expense in each of the years ended December 31, 2003, 2002 and 2001.

During 2001, capital lease obligations of $5.4 million were incurred in connection with lease agreements to acquire plant and equipment.

NOTE 12—Guarantees and Contingencies

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

Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of the lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at December 31, 2003 and 2002 were $183.2 million and $153.6 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and reserves have been provided for such losses in the accompanying Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at December 31, 2003 was approximately $198.2 million, based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used forklift trucks. See also Note 17 for a discussion of the amount of these guarantees provided to related parties.

NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. In addition, NMHG sells extended warranty agreements which provide additional warranty up to three to five years or up to 3,600 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. The Company estimates the costs that may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized. In addition, revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts, in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim. NMHG also maintains a quality enhancement program under which it provides for specifically identified field product improvements in its warranty obligation. Accruals under this program are determined based on estimates of the potential number of claims to be processed and the cost of processing those claims. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

	2003	2002

Balance at beginning of year	$41.9	$43.9
Warranties issued	32.6	28.9
Settlements made	(32.5)	(30.9)
Change in estimates	(2.2)	—
Foreign currency effect	0.5	—

Balance at December 31	$40.3	$41.9

As part of its periodic review of warranty estimates, the Company reduced its warranty accrual by $2.2 million during 2003, based on recent history of the volume of claims processed, the amount of those claims and expectations of future trends under its warranty programs. This adjustment is not necessarily indicative of future trends or adjustments that may be required to adjust the warranty accrual in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

NOTE 13–Income Taxes

The Company is included in the consolidated federal income tax return filed by NACCO. The Company’s tax-sharing agreement with NACCO provides that federal income taxes are computed by the Company on a separate-return basis, except that net operating loss and tax credit carryovers that benefit the consolidated tax return are advanced to the Company and are repaid as utilized on a separate-return basis. To the extent that these carryovers are not used on a separate-return basis, the Company is required, under conditions pursuant to the tax-sharing agreement, to refund to NACCO the balance of carryovers advanced and not used by the Company.

The components of income (loss) before income taxes and provision for income taxes for the years ended December 31 are as follows:

	2003	2002	2001

Income (loss) before income taxes, minority interest and cumulative effect of accounting changes
Domestic	$6.3	$0.1	$(19.3)
Foreign	11.3	9.7	(44.1)

	$17.6	$9.8	$(63.4)

Income tax provision (benefit)
Current tax provision (benefit):
Federal	$(8.4)	$(11.2)	$(3.3)
State	0.6	(1.6)	(0.5)
Foreign	3.5	7.6	0.7

Total current	(4.3)	(5.2)	(3.1)

Deferred tax provision (benefit):
Federal	9.9	3.3	0.8
State	(1.3)	2.0	(0.3)
Foreign	(3.6)	(1.2)	(17.4)

Total deferred	5.0	4.1	(16.9)

Increase (decrease) in valuation allowance	1.1	(0.2)	5.5

	$1.8	$(1.3)	$(14.5)

Substantially all of the Company’s interest expense and goodwill amortization expense in 2001 has been allocated to domestic income (loss) before income taxes.

The Company made income tax payments of $19.3 million, $12.2 million and $22.7 million during 2003, 2002 and 2001, respectively. During the same period, income tax refunds totaled $17.0 million, $29.9 million and $6.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

A reconciliation of the federal statutory and effective income tax for the years ended December 31 is as follows:

	2003	2002	2001

Income (loss) before income taxes, minority interest and cumulative effect of accounting changes	$17.6	$9.8	$(63.4)

Statutory taxes at 35.0%	$6.2	$3.4	$(22.2)
Valuation allowance	1.1	(0.2)	5.5
Amortization of goodwill	—	—	4.3
Foreign statutory rate differences	(2.8)	(0.6)	0.2
State income taxes	(0.5)	0.3	(0.3)
Tax controversy resolution	—	(2.6)	—
Export benefits	(0.3)	(0.4)	(0.5)
Equity earnings	(1.3)	—	(0.9)
Other-net	(0.6)	(1.2)	(0.6)

Income tax provision (benefit)	$1.8	$(1.3)	$(14.5)

Effective rate	10.2%	(13.3)%	22.9%

The tax benefit from controversy resolution recognized during 2002 of $2.6 million is comprised of $0.8 million related to certain tax issues that were provided for in prior years for which the applicable statute of limitations has expired and $1.8 million representing the net additional tax benefit from the settlement of a transfer pricing audit with the Australian Tax Authorities and the Internal Revenue Service.

The Company does not provide for deferred taxes on certain unremitted foreign earnings. Management has decided that earnings of the Company’s foreign subsidiaries have been and will be indefinitely reinvested in the Company’s foreign operations and, therefore, the recording of deferred tax liabilities for unremitted foreign earnings is not required. As of December 31, 2003, the cumulative unremitted earnings of the Company’s foreign subsidiaries are $215.3 million. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.

A detailed summary of the total deferred tax assets and liabilities in the Company’s Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31

	2003	2002

Deferred tax assets
Accrued expenses and reserves	$54.4	$57.7
Accrued pension benefits	13.7	18.8
Tax attribute carryforwards	25.0	17.6
Employee benefits	10.6	11.9

Total deferred tax assets	103.7	106.0
Less: Valuation allowance	13.1	9.9

	$90.6	$96.1

Deferred tax liabilities
Depreciation and amortization	$25.4	$26.6
Inventories	10.9	10.0
Other	7.6	5.7

Total deferred tax liabilities	43.9	42.3

Net deferred tax asset	$46.7	$53.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes that the valuation allowance provided is appropriate. At December 31, 2003, the Company had $88.9 million of net operating loss carryforwards which expire, if unused, in years 2006 through 2023 and $50.8 million which are not subject to expiration. Additionally, at December 31, 2003, the Company had $4.7 million of capital loss carryforwards, which expire if unused in 2007. The Company has $1.6 million of foreign tax credit carryforwards, which will expire, if unused, in 2007 and 2008.

The net valuation allowance provided against certain deferred tax assets during 2003 increased by $3.2 million. The increase in the total valuation allowance included an increase in the valuation allowance provided for certain current and prior year losses identified in the amount of $3.9 million and an increase in the overall U.S. dollar value of valuation allowances previously recorded in foreign currencies of approximately $2.1 million, which were partially offset by the $2.8 million tax benefit realized in the third quarter of 2003 as a result of Australian tax law changes.

The tax returns of the Company and certain of its subsidiaries are being examined by various taxing authorities. The Company has not been informed of any material assessment resulting from these examinations and will vigorously contest any material assessment. Management believes that any potential adjustment would not materially affect the Company’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

NOTE 14—Retirement and Other Post-retirement Benefit Plans

Defined Benefit Plans: The Company participates in the defined benefit plans of NACCO for certain employee groups. These plans provide benefits based on years of service and average compensation during certain periods. The Company also maintains a defined benefit plan for those employees who are covered under collective bargaining agreements. The Company’s policy is to make contributions to fund these plans within the range allowed by applicable regulations. Plan assets consist primarily of publicly traded stocks, investment contracts and government and corporate bonds.

In 1996, pension benefits were frozen for employees covered under NMHG’s United States plans, except for those NMHG employees participating in collective bargaining agreements. As a result, in the United States only certain NMHG employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees of the Company, including NMHG employees whose pension benefits were frozen as of December 31, 1996, will receive retirement benefits under defined contribution retirement plans.

The Company uses a September 30 measurement date for its plans. The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2003	2002	2001

United States Plans
Weighted average discount rates	6.00%	6.75%	7.50%
Rate of increase in compensation levels	3.75%	3.75%	3.75%
Expected long-term rate of return on assets	9.00%	9.00%	9.00%
Non-U.S. Plans
Weighted average discount rates	5.50%	5.50%-5.75%	6.25%
Rate of increase in compensation levels	3.50%	3.50%	3.75%
Expected long-term rate of return on assets	5.50%-9.00%	5.50%-9.00%	9.00%

Set forth below is a detail of the net periodic pension (income) expense for defined benefit plans for the years ended December 31:

	2003	2002	2001

United States Plans
Service cost	$0.3	$0.1	$0.1
Interest cost	4.2	4.2	4.2
Expected return on plan assets	(4.4)	(4.9)	(5.3)
Net amortization and deferral	0.7	0.6	0.4

Net periodic pension (income) expense	$0.8	$—	$(0.6)

Non-U.S. Plans
Service cost	$2.2	$2.0	$2.0
Interest cost	4.4	3.9	3.2
Expected return on plan assets	(6.3)	(5.8)	(5.2)
Amortization of transition asset	0.1	0.1	(0.1)
Amortization of prior service cost	0.1	0.1	0.1
Recognized actuarial (gain) loss	0.8	0.1	(0.5)

Net periodic pension (income) expense	$1.3	$0.4	$(0.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

The following table sets forth the changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the defined benefit plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

	2003		2002

	United		United
	States	Non-U.S.	States	Non-U.S.
	Plans	Plans	Plans	Plans

Change in benefit obligation
Projected benefit obligation at beginning of year	$64.1	$77.1	$57.0	$62.0
Service cost	0.3	2.2	0.1	2.0
Interest cost	4.2	4.4	4.2	3.9
Amendments	0.6	—	—	0.1
Actuarial loss	8.1	3.7	7.7	4.3
Benefits paid	(4.8)	(2.4)	(4.9)	(2.8)
Foreign currency exchange rate changes	—	9.8	—	7.6

Projected benefit obligation at end of year	$72.5	$94.8	$64.1	$77.1

Change in plan assets
Fair value of plan assets at beginning of year	$43.4	$49.2	$49.0	$52.2
Actual return on plan assets	7.3	7.7	(1.9)	(8.1)
Employer contributions	1.2	2.6	1.2	2.1
Employee contributions	—	0.6	—	0.6
Benefits paid	(4.8)	(2.4)	(4.9)	(2.8)
Foreign currency exchange rate changes	—	6.5	—	5.2

Fair value of plan assets at end of year	$47.1	$64.2	$43.4	$49.2

Net amount recognized
Obligation in excess of plan assets	$(25.4)	$(30.6)	$(20.7)	$(27.9)
Unrecognized prior service cost	0.6	0.7	—	0.7
Unrecognized actuarial loss	29.7	46.4	25.2	40.9
Unrecognized net transition asset	—	1.5	—	1.3
Contributions in fourth quarter	—	0.2	—	0.2

Net amount recognized	$4.9	$18.2	$4.5	$15.2

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$6.9	$0.1	$6.2	$—
Accrued benefit liability	(24.3)	(24.6)	(19.4)	(22.7)
Intangible asset	0.8	0.6	0.2	1.4
Accumulated other comprehensive income	13.1	25.3	10.8	21.1
Deferred tax asset	8.4	12.6	6.7	13.9
Foreign currency exchange rate changes	—	4.2	—	1.5

Net amount recognized	$4.9	$18.2	$4.5	$15.2

The projected benefit obligation included in the table above represents the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation also reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. NMHG’s accumulated benefit obligation for all defined benefit plans as of the September 30 measurement date was $72.4 million and $63.9 million for 2003 and 2002, respectively.

In order to measure the funded status for financial accounting purposes, the accumulated benefit obligation is compared to the market value of plan assets and amounts accrued for such benefits in the balance sheet. As of December 31, 2003, the accumulated benefit obligation exceeded plan assets primarily due to the decline in the discount rate. As of December 31, 2002, the accumulated benefit obligation exceeded plan assets primarily due to the decrease in market value of plan assets and the decline in the discount rate. As a result, the Company recorded an additional minimum pension liability adjustment in 2003 and 2002.

During 2003, 2002 and 2001, “Other comprehensive income (loss)” in the Consolidated Statements of Operations and Comprehensive Income (Loss) includes $6.5 million, $17.1 million and $13.4 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

respectively, net of taxes, resulting from changes in the minimum pension liability adjustments, which were determined in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The minimum pension liability adjustment, which is a component of “Accumulated other comprehensive income (loss)” in the “Stockholder’s Equity” section of the Consolidated Balance Sheets, represents the net loss not yet recognized as net periodic pension cost determined by an actuarial calculation of the funded status of the pension plan at the end of each measurement period.

The Company expects to contribute $4.6 million to its U.S. pension plans in 2004.

The expected long-term rate of return on plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption at its September 30 measurement date were based on rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes over the time period from January 1, 1960 to September 30, 2003 and 2002. During both the significant market gains in the 1990s and 2003, as well as the recent period of depressed market returns during 2000 through 2002, the Company has held to a 9.00% expected return assumption as its best estimate.

The plans maintain an investment policy that, among other things, establishes a portfolio asset allocation methodology with percentage allocation bands for individual asset classes. This investment policy states that the plans invest from 60% to 70% in equity securities and from 30% to 40% in fixed income securities. The investment policy further divides investments in equity securities among separate allocation bands for equities of large cap companies, equities of medium and small cap companies and equities of non-U.S. companies. The investment policy provides that investments are reallocated between asset classes as balances exceed or fall below the appropriate allocation bands.

The following is the actual allocation, percentage and target allocation percentage for the U.S. pension plan assets at the measurement date:

	2003	2002

	Actual	Actual	Target
	Allocation	Allocation	Allocation
	Percent	Percent	Range

Large cap equity securities	41.9%	37.6%	35.0% - 45.0%
Medium and small cap equity securities	12.6%	10.4%	10.0% - 16.0%
Non-U. S. equity securities	13.1%	11.6%	10.0% - 16.0%
Fixed income securities	31.7%	39.7%	30.0% - 40.0%
Money Market	0.7%	0.7%	0.0% - 10.0%

Allocation between equities and debt securities varies by plan in countries outside the U.S., but all plans’ assets are broadly diversified both domestically and overseas.

Post-retirement Health Care and Life Insurance: The Company also maintains health care and life insurance plans, which provide benefits to eligible retired employees. Under the Company’s current policy, plan benefits are funded at the time they are due to participants. The plans have no assets.

The assumed health care cost trend rates for measuring the post-retirement benefit are set forth below for the years ended December 31:

	2003	2002

Health care cost trend rate assumed for next year	10.0%	9.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2010	2010

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects on pre-tax income:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

	1 - Percentage -Point	1 - Percentage -Point
	Increase	Decrease

Effect on total of service and interest cost	$—	$ ---
Effect on postretirement benefit obligation	$0.2	$(0.1)

Set forth below is a detail of the net periodic (income) expense and the assumptions used in accounting for the post-retirement health care and life insurance plans for the years ended December 31:

	2003	2002	2001

Service cost	$0.1	$0.1	$0.1
Interest cost	0.5	0.7	0.8
Recognized actuarial (gain) loss	2.4	(0.9)	(0.1)
Termination benefits	—	0.2	—
Curtailment loss	—	(0.3)	—

Net periodic (income) expense	$3.0	$(0.2)	$0.8

Assumptions:
Weighted average discount rates	6.75%	7.50%	8.00%

The following sets forth the changes in benefit obligations and reconciles the funded status of the post-retirement health care and life insurance plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

	2003	2002

Change in benefit obligation
Benefit obligation at beginning of year	$8.5	$10.5
Service cost	0.1	0.1
Interest cost	0.5	0.7
Actuarial (gain) loss	2.4	(0.9)
Termination benefits	—	0.2
Curtailment loss	—	(0.3)
Benefits paid	(2.3)	(1.8)

Benefit obligation recognized in the Consolidated Balance Sheet at end of year	$9.2	$8.5

Defined Contribution Plans: The Company has defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the U.S. NMHG matches employee contributions based on plan provisions. In addition, NMHG has defined contribution retirement plans whereby the contribution to participants is determined annually based on a formula which includes the effect of actual compared to targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $12.2 million, $5.8 million and $12.7 million in 2003, 2002 and 2001, respectively. The decrease in 2002 was primarily the result of suspending 401(k) employer-match contributions for a portion of 2002.

NOTE 15—Business Segments

Financial information for each of NMHG’s reportable segments, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is presented in the following table. See Note 1 for a discussion of the Company’s operating segments and product lines.

The accounting policies of the segments are the same as those described in Note 2. NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues, which are based on current market prices on similar third-party transactions, are indicated in the following table on the line “NMHG Eliminations” in the revenues section.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

	2003	2002	2001

Revenues from external customers
NMHG Wholesale	$1,617.0	$1,416.2	$1,463.3
NMHG Retail	235.1	241.0	298.8
NMHG Eliminations	(72.5)	(68.8)	(89.7)

	$1,779.6	$1,588.4	$1,672.4

Gross profit
NMHG Wholesale	$270.9	$241.7	$189.9
NMHG Retail	40.3	49.9	54.8
NMHG Eliminations	1.1	2.1	4.9

	$312.3	$293.7	$249.6

Selling, general and administrative expenses
NMHG Wholesale	$215.7	$182.8	$179.9
NMHG Retail	47.8	55.8	84.7
NMHG Eliminations	(0.4)	(1.8)	(2.2)

	$263.1	$236.8	$262.4

Amortization of goodwill
NMHG Wholesale	$—	$—	$11.4
NMHG Retail	—	—	1.5

	$—	$—	$12.9

Operating profit (loss)
NMHG Wholesale	$55.5	$46.6	$(5.5)
NMHG Retail	(8.2)	(7.1)	(46.5)
NMHG Eliminations	1.5	3.9	7.1

	$48.8	$43.4	$(44.9)

Operating profit (loss) excluding goodwill amortization
NMHG Wholesale	$55.5	$46.6	$5.9
NMHG Retail	(8.2)	(7.1)	(45.0)
NMHG Eliminations	1.5	3.9	7.1

	$48.8	$43.4	$(32.0)

Interest expense
NMHG Wholesale	$(28.9)	$(25.9)	$(12.9)
NMHG Retail	(3.7)	(3.1)	(5.0)
NMHG Eliminations	(2.5)	(4.9)	(5.2)

	$(35.1)	$(33.9)	$(23.1)

Interest income
NMHG Wholesale	$2.6	$3.3	$3.4
NMHG Retail	0.2	0.1	0.2

	$2.8	$3.4	$3.6

Other-net, income (expense) – (excluding interest income)
NMHG Wholesale	$1.3	$(4.5)	$0.8
NMHG Retail	—	1.4	0.2
NMHG Eliminations	(0.2)	—	—

	$1.1	$(3.1)	$1.0

Income tax provision (benefit)
NMHG Wholesale	$8.7	$(0.8)	$(0.6)
NMHG Retail	(6.5)	(0.2)	(14.6)
NMHG Eliminations	(0.4)	(0.3)	0.7

	$1.8	$(1.3)	$(14.5)

Net income (loss)
NMHG Wholesale	$22.4	$21.5	$(14.1)
NMHG Retail	(5.2)	(8.5)	(36.5)
NMHG Eliminations	(0.8)	(0.7)	1.2

	$16.4	$12.3	$(49.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

	2003	2002	2001

Total assets
NMHG Wholesale	$1,179.5	$1,070.7	$1,164.9
NMHG Retail	174.5	187.7	215.6
NMHG Eliminations	(79.0)	(54.9)	(175.4)

	$1,275.0	$1,203.5	$1,205.1

Depreciation and amortization expense
NMHG Wholesale	$26.2	$29.4	$47.0
NMHG Retail	17.9	18.3	13.4

	$44.1	$47.7	$60.4

Capital expenditures
NMHG Wholesale	$22.0	$12.1	$46.6
NMHG Retail	5.6	4.0	6.9

	$27.6	$16.1	$53.5

DATA BY GEOGRAPHIC AREA

No single country outside of the United States comprised 10% or more of the Company’s revenues from unaffiliated customers. The Other category below includes Canada, Mexico, South America and Asia-Pacific. In addition, no single customer comprised 10% or more of the Company’s revenues from unaffiliated customers.

		Europe,
	United	Africa and
	States	Middle East	Other	Consolidated

2003
Revenues from unaffiliated customers, based on the customers’ location	$926.3	$532.1	$321.2	$1,779.6

Long-lived assets	$119.4	$84.2	$57.4	$261.0

2002
Revenues from unaffiliated customers, based on the customers’ location	$867.2	$452.0	$269.2	$1,588.4

Long-lived assets	$117.6	$82.5	$58.4	$258.5

2001
Revenues from unaffiliated customers, based on the customers’ location	$934.5	$470.7	$267.2	$1,672.4

Long-lived assets	$144.9	$85.3	$66.5	$296.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

NOTE 16–Quarterly Results of Operations (Unaudited)

A summary of the unaudited quarterly results of operations for the years ended December 31 is as follows:

	2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues
NMHG Wholesale	$382.6	$389.2	$367.2	$478.0
NMHG Retail (including eliminations)	36.4	39.2	40.7	46.3

	419.0	428.4	407.9	524.3

Gross Profit	74.8	75.5	72.2	89.8

Operating Profit (Loss)
NMHG Wholesale	13.7	15.5	7.1	19.2
NMHG Retail (including eliminations)	(1.0)	0.1	(1.3)	(4.5)

	12.7	15.6	5.8	14.7

Net Income	$3.3	$5.7	$2.6	$4.8

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues
NMHG Wholesale	$327.7	$347.2	$342.3	$399.0
NMHG Retail (including eliminations)	44.1	41.5	43.3	43.3

	371.8	388.7	385.6	442.3

Gross Profit	61.7	68.5	70.8	92.7

Operating Profit (Loss)
NMHG Wholesale	6.4	13.2	12.9	14.1
NMHG Retail (including eliminations)	0.2	(2.8)	0.2	(0.8)

	6.6	10.4	13.1	13.3

Net Income (Loss)	$4.3	$(1.2)	$(0.8)	$10.0

NOTE 17 — Equity Investments and Related Party Transactions

Equity Investments: NMHG has a 20% ownership interest in NFS, a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and national account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting.

Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or another unrelated third-party. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster and Yale lift trucks from dealers, customers and directly from NMHG, such that NFS could provide lease financing to dealers and customers, for the years ended December 31, 2003, 2002 and 2001 were $234.6 million, $194.5 million and $251.2 million, respectively. Of this amount, $36.0 million, $32.2 million and $40.5 million for the years ended December 31, 2003, 2002 and 2001, respectively, was invoiced directly from NMHG to NFS so that the dealer or customer could obtain operating lease financing from NFS. Amounts receivable from NFS at December 31, 2003 and 2002 were immaterial.

Under the terms of the joint venture agreement with GECC, NMHG provides recourse for financing provided by NFS to NMHG dealers. Additionally, the credit quality of a customer or concentration issues within GECC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At December 31, 2003, approximately $142.9 million of the Company’s total guarantees, recourse or repurchase obligations related to transactions with NFS. NMHG has reserved for losses under the terms of the guarantees or standby recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses in respect of these obligations. In 2003 and 2002, one and four customer(s), respectively, for which NMHG provided a guarantee or had standby recourse or repurchase obligations defaulted under their obligations to NFS. NMHG exercised its rights in the lift truck purchased for each of these customer defaults. In each of the years 2003, 2002 and 2001, the net losses resulting from customer defaults did not have a material impact on NMHG’s results of operations or financial position.

In connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2003, loans from GECC to NFS totaled $546.1 million. Although NMHG’s contractual guarantee was $109.2 million, the loans by GECC to NFS are secured by NFS’s customer receivables, of which NMHG guarantees $142.9 million. Excluding the $142.9 million of NFS receivables guaranteed by NMHG from NFS’s loans to GECC, NMHG’s incremental obligation as a result of this guarantee to GECC is $80.6 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

In addition to providing financing to NMHG’s dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $7.1 million and $10.0 million at December 31, 2003 and 2002, respectively.

In addition, NMHG is reimbursed for certain services, primarily administrative functions, provided to NFS. The amount of NMHG’s expenses reimbursable by NFS were $1.9 million, $1.7 million and $1.8 million in 2003, 2002 and 2001, respectively.

Summarized financial information for NFS is as follows:

	2003	2002	2001

Statement of Operations
Revenues	$43.3	$43.9	$45.9
Gross Profit	27.2	24.6	23.0
Income from Continuing Operations	10.9	9.2	9.5
Net Income	10.9	9.2	9.5
Balance Sheet
Assets	$666.1	$592.5
Liabilities	622.4	559.7

NMHG has a 50% ownership interest in SN, a limited liability company which was formed primarily for the manufacture and distribution of Sumitomo-Yale branded lift trucks in Japan and the export of Hyster and Yale branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms. In 2003, 2002 and 2001, purchases from SN were $73.3 million, $65.7 million and $63.7 million, respectively. Amounts payable to SN at December 31, 2003 and 2002 were $22.8 million and $17.5 million, respectively.

Related Party Transactions: NACCO charges fees to its operating subsidiaries for services provided by the corporate headquarters. NACCO charged fees of $8.1 million, $7.0 million and $7.7 million in 2003, 2002 and 2001, respectively, which are included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Legal services rendered by Jones Day approximated $0.8 million, $2.7 million and $0.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. A director of the Company is also a partner in this firm. The increase in 2002 legal services rendered over 2001 is primarily due to services provided by the firm

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

related to the Company’s refinancing of its debt during 2002. See further discussion of the refinancing in Note 9.

NOTE 18 — Condensed Consolidating Guarantor and Non-Guarantor Financial Information

The following tables set forth the condensed consolidating statements of operations and cash flows for each of the three years in the period ended December 31, 2003 and the condensed consolidating balance sheets as of December 31, 2003 and December 31, 2002. The following information is included as a result of the guarantee of the Parent Company’s Senior Notes by each of its wholly owned U.S. subsidiaries (“Guarantor Companies”). None of the Company’s other subsidiaries has guaranteed any of these notes. Each of the guarantees is joint and several and full and unconditional. “NMHG Holding Co.” includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR
ENDED DECEMBER 31, 2003
(In millions)

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding Co.	Companies	Companies	Eliminations	Consolidated

Revenues	$—	$1,088.1	$941.8	$(250.3)	$1,779.6
Cost of sales	—	919.3	798.3	(250.3)	1,467.3
Restructuring	—	(0.2)	(0.6)	—	(0.8)
Loss on sale of dealers	—	0.2	1.0	—	1.2
All other operating expenses	—	138.9	124.2	—	263.1

Operating profit	—	29.9	18.9	—	48.8
Interest expense	—	(28.0)	(7.1)	—	(35.1)
Other income (expense)	—	1.0	(0.7)	—	0.3

Income (loss) before income taxes, minority interest and income from unconsolidated affiliates	—	2.9	11.1	—	14.0
Income tax expense (benefit)	(0.1)	0.8	1.1	—	1.8
Minority interest income	—	—	0.6	—	0.6
Income from unconsolidated affiliates	16.3	14.2	—	(26.9)	3.6

Net income (loss)	$16.4	$16.3	$10.6	$(26.9)	$16.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR
ENDED DECEMBER 31, 2002
(In millions)

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding Co.	Companies	Companies	Eliminations	Consolidated

Revenues	$—	$1,004.7	$783.7	$(200.0)	$1,588.4
Cost of sales	—	841.2	653.5	(200.0)	1,294.7
Restructuring	—	8.2	4.1	—	12.3
Loss on sale of dealers	—	—	1.2	—	1.2
All other operating expenses	—	130.2	106.6	—	236.8

Operating profit	—	25.1	18.3	—	43.4
Interest expense	(3.5)	(24.1)	(6.3)	—	(33.9)
Other income (expense)	(0.1)	6.8	(6.9)	—	(0.2)

Income (loss) before income taxes, minority interest and income (loss) from unconsolidated affiliates	(3.6)	7.8	5.1	—	9.3
Income tax expense (benefit)	(1.4)	(5.2)	5.3	—	(1.3)
Minority interest income	—	—	1.2	—	1.2
Income (loss) from unconsolidated affiliates	14.5	1.5	(1.5)	(14.0)	0.5

Net income (loss)	$12.3	$14.5	$(0.5)	$(14.0)	$12.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR
ENDED DECEMBER 31, 2001
(In millions)

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding Co.	Companies	Companies	Eliminations	Consolidated

Revenues	$—	$1,100.2	$835.4	$(263.2)	$1,672.4
Cost of sales	—	968.3	722.6	(268.1)	1,422.8
Restructuring	—	(0.4)	9.2	—	8.8
Loss on sale of dealers	—	0.6	11.4	(1.6)	10.4
All other operating expenses	—	144.0	131.9	(0.6)	275.3

Operating profit (loss)	—	(12.3)	(39.7)	7.1	(44.9)
Interest expense	(0.9)	(13.2)	(3.8)	(5.2)	(23.1)
Other income (expense)	—	1.3	0.7	—	2.0

Income (loss) before income taxes, minority interest, income (loss) from unconsolidated affiliates and cumulative effect of accounting changes	(0.9)	(24.2)	(42.8)	1.9	(66.0)
Income tax expense (benefit)	(2.6)	(3.6)	(9.0)	0.7	(14.5)
Minority interest income	—	—	0.8	—	0.8
Income (loss) from unconsolidated affiliates	(51.1)	(30.8)	—	84.5	2.6

Income (loss) before cumulative effect of accounting changes	(49.4)	(51.4)	(33.0)	85.7	(48.1)
Cumulative effect of accounting changes	—	(0.9)	(0.4)	—	(1.3)

Net income (loss)	$(49.4)	$(52.3)	$(33.4)	$85.7	$(49.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

CONDENSED CONSOLIDATING BALANCE SHEET AT DECEMBER 31, 2003
(In millions)

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding Co.	Companies	Companies	Eliminations	Consolidated

Cash and cash equivalents	$—	$15.4	$45.9	$—	$61.3
Accounts and notes receivable, net	9.1	98.0	221.8	(92.7)	236.2
Inventories	—	129.5	118.2	—	247.7
Other current assets	2.4	45.7	18.5	(4.1)	62.5

Total current assets	11.5	288.6	404.4	(96.8)	607.7
Property, plant and equipment, net	—	134.2	108.7	—	242.9
Goodwill, net	—	307.3	44.0	—	351.3
Other non-current assets	664.2	312.3	24.9	(928.3)	73.1

Total assets	$675.7	$1,042.4	$582.0	$(1,025.1)	$1,275.0

Accounts and intercompany notes payable	$—	$146.6	$164.3	$(79.9)	$231.0
Other current liabilities	3.3	113.7	84.2	(16.2)	185.0
Revolving credit agreement	—	—	17.1	—	17.1

Total current liabilities	3.3	260.3	265.6	(96.1)	433.1
Long-term debt	247.5	262.1	46.6	(286.1)	270.1
Other long-term liabilities	0.1	116.2	49.9	(19.2)	147.0
Stockholder’s equity	424.8	403.8	219.9	(623.7)	424.8

Total liabilities and stockholder’s equity	$675.7	$1,042.4	$582.0	$(1,025.1)	$1,275.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

CONDENSED CONSOLIDATING BALANCE SHEET AT DECEMBER 31, 2002
(In millions)

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding Co.	Companies	Companies	Eliminations	Consolidated

Cash and cash equivalents	$—	$5.3	$49.6	$—	$54.9
Accounts and notes receivable, net	259.7	120.3	161.7	(348.6)	193.1
Inventories	—	121.5	100.5	—	222.0
Other current assets	3.7	55.2	9.3	(0.3)	67.9

Total current assets	263.4	302.3	321.1	(348.9)	537.9
Property, plant and equipment, net	—	133.3	108.8	—	242.1
Goodwill	—	307.3	36.4	—	343.7
Other non-current assets	374.8	238.4	27.1	(560.5)	79.8

Total assets	$638.2	$981.3	$493.4	$(909.4)	$1,203.5

Accounts and intercompany notes payable	$—	$375.2	$152.5	$(340.8)	$186.9
Other current liabilities	3.6	114.4	75.1	(12.5)	180.6
Revolving credit agreements	5.2	—	26.1	—	31.3

Total current liabilities	8.8	489.6	253.7	(353.3)	398.8
Long-term debt	247.1	11.5	14.9	—	273.5
Other long-term liabilities	—	118.7	44.2	(14.0)	148.9
Stockholder’s equity	382.3	361.5	180.6	(542.1)	382.3

Total liabilities and stockholder’s equity	$638.2	$981.3	$493.4	$(909.4)	$1,203.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR
THE YEAR ENDED DECEMBER 31, 2003
(In millions)

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding Co.	Companies	Companies	Eliminations	Consolidated

Net cash provided by (used for) operating activities	$6.3	$23.1	$25.3	$(4.6)	$50.1
Investing activities
Expenditures for property, plant and equipment	—	(15.3)	(12.3)	—	(27.6)
Proceeds from the sale of assets	—	12.2	4.3	—	16.5

Net cash used for investing activities activities	—	(3.1)	(8.0)	—	(11.1)
Financing activities
Additions to long-term debt and revolving credit agreements	—	4.1	21.3	—	25.4
Reductions of long-term debt and revolving credit agreements	(5.2)	(3.1)	(46.1)	—	(54.4)
Notes receivable/payable, parent	4.0	(5.9)	1.5	0.4	—
Other-net	(5.1)	(5.0)	0.8	4.2	(5.1)

Net cash provided by (used for) financing activities	(6.3)	(9.9)	(22.5)	4.6	(34.1)
Effect of exchange rate changes on cash	—	—	1.5	—	1.5

Cash and cash equivalents
Increase (decrease) for the year	—	10.1	(3.7)	—	6.4
Balance at the beginning of the year	—	5.3	49.6	—	54.9

Balance at the end of the year	$—	$15.4	$45.9	$—	$61.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR
THE YEAR ENDED DECEMBER 31, 2002
(In millions)

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding Co.	Companies	Companies	Eliminations	Consolidated

Net cash provided by (used for) operating activities	$(3.6)	$67.5	$8.5	$(0.3)	$72.1
Investing activities
Expenditures for property, plant and equipment	—	(8.6)	(7.5)	—	(16.1)
Proceeds from the sale of assets	—	0.6	5.6	—	6.2
Other-net	132.7	1.5	1.1	(132.7)	2.6

Net cash provided by (used for) investing activities	132.7	(6.5)	(0.8)	(132.7)	(7.3)
Financing activities
Additions to long-term debt and revolving credit agreements	252.1	18.3	13.4	—	283.8
Reductions of long-term debt and revolving credit agreements	—	(279.2)	(39.7)	—	(318.9)
Notes receivable/payable, parent	(350.5)	316.0	26.2	0.3	(8.0)
Other-net	(30.7)	(132.7)	—	132.7	(30.7)

Net cash provided by (used for) financing activities	(129.1)	(77.6)	(0.1)	133.0	(73.8)
Effect of exchange rate changes on cash	—	—	4.3	—	4.3

Cash and cash equivalents
Increase (decrease) for the year	—	(16.6)	11.9	—	(4.7)
Balance at the beginning of the year	—	21.9	37.7	—	59.6

Balance at the end of the year	$—	$5.3	$49.6	$—	$54.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR
THE YEAR ENDED DECEMBER 31, 2001
(In millions)

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding Co.	Companies	Companies	Eliminations	Consolidated

Net cash provided by (used for) operating activities	$2.2	$18.7	$48.8	$(38.7)	$31.0
Investing activities
Expenditures for property, plant and equipment	—	(31.6)	(24.3)	2.4	(53.5)
Proceeds from the sale of assets	—	6.0	7.0	—	13.0
Other-net	—	2.8	(9.5)	—	(6.7)

Net cash provided by (used for) investing activities	—	(22.8)	(26.8)	2.4	(47.2)
Financing activities
Additions to long-term debt and revolving credit agreements	—	68.9	—	—	68.9
Reductions of long-term debt and revolving credit agreements	—	(3.9)	(18.1)	—	(22.0)
Notes receivable/payable, parent	80.5	(37.4)	(32.1)	—	11.0
Other-net	(82.7)	(4.4)	45.2	36.3	(5.6)

Net cash provided by (used for) financing activities	(2.2)	23.2	(5.0)	36.3	52.3
Effect of exchange rate changes on cash	—	—	(0.9)	—	(0.9)

Cash and cash equivalents
Increase for the year	—	19.1	16.1	—	35.2
Balance at the beginning of the year	—	2.8	21.6	—	24.4

Balance at the end of the year	$—	$21.9	$37.7	$—	$59.6

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

     The Company’s code of conduct, communicated throughout the organization, requires adherence to high ethical standards in the conduct of the Company’s business.

     NMHG Holding Co. and each of its subsidiaries maintain a system of internal controls designed to provide reasonable assurance as to the protection of assets and the integrity of the financial statements. These systems are augmented by the selection of qualified financial management personnel. In addition, an internal audit function periodically assesses the internal controls.

     Ernst & Young LLP, independent auditors, audited NMHG Holding Co. and its subsidiaries’ financial statements for the years ended December 31, 2003 and 2002. Arthur Andersen LLP, independent certified public accountants, audited NMHG Holding Co. and its subsidiaries’ financial statements for the year ended December 31, 2001. Those audits were conducted in accordance with auditing standards generally accepted in the United States and provide an objective and independent assessment that helps ensure fair presentation of the Company’s operating results and financial position. The independent auditors have access to all financial records and related data of the Company, as well as to the minutes of stockholder’s and directors’ meetings.

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

/s/ Reginald R. Eklund	/s/ Michael K. Smith
Reginald R. Eklund	Michael K. Smith
President and Chief Executive Officer	Vice President, Finance and Information Systems, and Chief Financial Officer

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
NMHG HOLDING CO. AND SUBSIDIARIES
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

COL A.	COL B.	COL C.			COL D.		COL E.

		Additions					(C)

	Balance at	Charged to	Charged to				Balance at
	Beginning of	Costs and	Other Accounts		Deductions		End of
Description	Period	Expenses	—Describe		—Describe		Period

		(In millions)
2003
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$8.7	$1.0	$0.7	(B)	$4.3	(A)	$6.1
Reserve for losses on inventory	16.4	3.4	0.9	(B)	7.3	(A)	13.4
Valuation allowance against deferred tax assets	9.9	1.1	2.1	(B)	—		13.1
2002
Reserves deducted from asset
Allowance for doubtful accounts	$8.0	$3.2	$(0.3	)(B)	$2.2	(A)	$8.7
Reserve for losses on inventory	22.5	3.3	0.2	(B)	9.6	(A)	16.4
Valuation allowance against deferred tax assets	10.1	(0.2)	—		—		9.9
2001
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$7.7	$(0.4)	$0.1	(B)	$(0.6	)(A)	$8.0
Reserve for losses on inventory	17.3	9.4	—		4.2	(A)	22.5
Valuation allowance against deferred tax assets	4.6	5.5	—		—		10.1

(A)	Write-offs, net of recoveries.

(B)	Subsidiary’s foreign currency translation adjustments and other.

(C)	Balances which are not required to be presented and those which are immaterial have been omitted.

EXHIBIT INDEX

3.1(i)	Certificate of Incorporation of NMHG Holding Co. is incorporated by reference to Exhibit 3.1(i) to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

3.1(ii)	By-laws of NMHG Holding Co. of NMHG Holding Co. is incorporated by reference to Exhibit 3.1(ii) to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

4.1	Form of Common Stock Certificate is incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

4.2	Indenture, dated as of May 9, 2002, by and among NMHG Holding Co., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (including the form of 10% senior note due 2009) is incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

4.3	Registration Rights Agreement, dated as of May 9, 2002, by and among NMHG Holding Co., the Guarantors named therein and Credit Suisse First Boston Corporation, Salomon Smith Barney Inc., U.S. Bancorp Piper Jaffray Inc., McDonald Investments Inc., NatCity Investments, Inc. and Wells Fargo Brokerage Services, LLC is incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.1	Credit Agreement, dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NMHG Distribution Co., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.2	Operating Agreement, dated July 31, 1979, among Eaton Corporation and Sumitomo Heavy Industries, Ltd. is incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.3	Equity joint venture contract, dated November 27, 1997, between Shanghai Perfect Jinqiao United Development Company Ltd., People’s Republic of China, NACCO Materials Handling Group, Inc., USA, and Sumitomo-Yale Company Ltd., Japan is incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.4	Recourse and Indemnity Agreement, dated October 21, 1998, between General Electric Capital Corp., NMHG Financial Services, Inc. and NACCO Materials Handling Group, Inc. is incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.5	Restated and Amended Joint Venture and Shareholders Agreement, dated April 15, 1998, between General Electric Capital Corp. and NACCO Materials Handling Group, Inc. is incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.6	Amendment No. 1 to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc., dated as of October 21, 1998 is incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.7	International Operating Agreement, dated April 15, 1998, between NACCO Materials Handling Group, Inc. and General Electric Capital Corp. (the “International Operating Agreement”) is incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.8	Amendment No. 1 to the International Operating Agreement, dated as of October 21, 1998 is incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.9	Amendment No. 2 to the International Operating Agreement, dated as of December 1, 1999 is incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.10	Amendment No. 3 to the International Operating Agreement, dated as of May 1, 2000 is incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.11	Letter agreement, dated November 22, 2000, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.12	A$ Facility Agreement, dated November 22, 2000, between GE Capital Australia and National Fleet Network Pty Limited is incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.13	Loan Agreement, dated as of June 28, 1996, between NACCO Materials Handling Group, Inc. and NACCO Industries, Inc. is incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.14	Business Sale Agreement, dated November 10, 2000, between Brambles Australia Limited, ACN 094 802 141 Pty Limited and NACCO Materials Handling Group, Inc. is incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.15*	NACCO Materials Handling Group, Inc. 2002 Annual Incentive Compensation Plan, effective as of January 1, 2002, is incorporated herein by reference to Exhibit 10(lxiii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.16*	NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lxiv) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.17*	NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is incorporated by reference to Exhibit 10(lxv) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.18*	Amendment No. 1, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10 (lxvi) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.19*	Amendment No. 1, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxvii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.20*	Amendment No. 1, dated as of February 19, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxviii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.21*	NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective as of September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxiii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.22*	Amendment No. 2, dated as of August 6, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxix) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.23*	Amendment No. 3, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxx) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.24*	Amendment No. 4, dated as of November 1, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxi) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.25*	Amendment No. 5, dated as of December 21, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.26*	Amendment No. 6, dated as of January 31, 2003 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated by reference to Exhibit 10(lxxxii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.27*	The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (Effective as of October 1, 2002) is incorporated by reference to Exhibit 10(lxxxiv) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.28*	NACCO Materials Handling Group, Inc. 2003 Annual Incentive Compensation Plan, effective as of January 1, 2003, is incorporated by reference to Exhibit 10(lxiii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.29*	Amendment No. 2 to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated by reference to Exhibit 10(lxxi) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.30*	Amendment No. 2 to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated by reference to Exhibit 10(lxxiv) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.31*	NACCO Materials Handling Group, Inc. 2004 Annual Incentive Compensation Plan, effective as of January 1, 2004, is incorporated by reference to Exhibit 10(lxiii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.32*	Amendment No. 3, dated as of April 9, 2003, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated by reference to Exhibit 10(xcii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.33*	Amendment No. 3, dated as of April 9, 2003, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated by reference to Exhibit 10(xciii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.34*	Amendment No. 7, dated as of May 12, 2003 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated by reference to Exhibit 10(xciv) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

21	Subsidiaries of the registrant. Omitted pursuant to General Instruction I b of Form 10-K.

24	Powers of Attorney.

(i)	A copy of a power of attorney for Owsley Brown II is attached hereto as Exhibit 24(i).

(ii)	A copy of a power of attorney for Eiichi Fujita is attached hereto as Exhibit 24(ii).

(iii)	A copy of a power of attorney for Robert M. Gates is attached hereto as Exhibit 24(iii).

(iv)	A copy of a power of attorney for Leon J. Hendrix, Jr. is attached hereto as Exhibit 24(iv).

(v)	A copy of a power of attorney for David H. Hoag is attached hereto as Exhibit 24(v).

(vi)	A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24(vi).

(vii)	A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24(vii).

(viii)	A copy of a power of attorney for Alfred M. Rankin, Jr. is attached hereto as Exhibit 24(viii).

(ix)	A copy of a power of attorney for Claiborne R. Rankin is attached hereto as Exhibit 24(ix).

(x)	A copy of a power of attorney for Ian M. Ross is attached hereto as Exhibit 24(x).

(xi)	A copy of a power of attorney for Michael E. Shannon is attached hereto as Exhibit 24(xi).

(xii)	A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24(xii).

(xiii)	A copy of a power of attorney for David F. Taplin is attached hereto as Exhibit 24(xiii).

(xiv)	A copy of a power of attorney for Frank F. Taplin is attached hereto as Exhibit 24(xiv).

(xv)	A copy of a power of attorney for John F. Turben is attached hereto as Exhibit 24(xv).

31.1	Certification of Reginald R. Eklund pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of Michael K. Smith pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32	Certifications pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Reginald R. Eklund and Michael K. Smith.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of the Annual Report on Form 10-K.

X-4