Form 10-Q
period 2004-03-31
NMHG HOLDING CO
filed 2004-05-10
CIK 1173514

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(503) 721-6000

(Registrant’s telephone number, including area code)

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

YES [  ] NO [X]

     At April 30, 2004, 100 common shares were outstanding.

NMHG HOLDING CO.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
NMHG HOLDING CO. AND SUBSIDIARIES

	MARCH 31	DECEMBER 31
	2004	2003
	(in millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$48.8	$61.3
Accounts receivable, net	222.3	236.2
Tax advances, NACCO Industries, Inc.	12.8	24.5
Inventories	273.4	247.7
Deferred income taxes	20.4	20.4
Prepaid expenses and other	34.1	17.6

Total Current Assets	611.8	607.7
Property, Plant and Equipment, Net	240.3	242.9
Goodwill	351.2	351.3
Other Non-current Assets	70.7	73.1

Total Assets	$1,274.0	$1,275.0

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$247.1	$208.0
Accounts payable, affiliate	23.7	23.0
Revolving credit agreements	9.3	17.1
Current maturities of long-term debt	9.2	20.5
Accrued payroll	17.6	26.3
Accrued warranty obligations	26.9	25.7
Other current liabilities	110.8	112.5

Total Current Liabilities	444.6	433.1
Long-term Debt	258.7	270.1
Other Non-current Liabilities	145.1	146.5
Minority Interest	0.2	0.5
Stockholder’s Equity
Common stock, par value $1 per share, 100 shares authorized; 100 shares outstanding	—	—
Capital in excess of par value	198.2	198.2
Retained earnings	238.7	238.2
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	26.2	25.5
Minimum pension liability adjustment	(38.4)	(38.4)
Deferred gain on cash flow hedging	0.7	1.3

	425.4	424.8

Total Liabilities and Stockholder’s Equity	$1,274.0	$1,275.0

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NMHG HOLDING CO. AND SUBSIDIARIES

	THREE MONTHS ENDED
	MARCH 31
	2004	2003
	(in millions)
Revenues	$470.8	$419.0
Cost of sales	396.6	344.2

Gross Profit	74.2	74.8
Selling, general and administrative expenses	65.9	62.1

Operating Profit	8.3	12.7
Other income (expense)
Interest expense	(8.5)	(8.6)
Loss on interest rate swap agreements	(0.1)	(0.4)
Income from unconsolidated affiliates	0.8	0.7
Other – net	(0.2)	0.2

	(8.0)	(8.1)

Income Before Income Taxes and Minority Interest	0.3	4.6
Income tax provision	0.1	1.6

Income Before Minority Interest	0.2	3.0
Minority interest income	0.3	0.3

Net Income	$0.5	$3.3

Comprehensive Income	$0.6	$4.9

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NMHG HOLDING CO. AND SUBSIDIARIES

	THREE MONTHS ENDED
	MARCH 31
	2004	2003
	(in millions)
Operating Activities
Net income	$0.5	$3.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10.7	11.3
Deferred income taxes	1.2	1.4
Minority interest	(0.3)	(0.3)
Other non-cash items	1.9	(1.1)
Working capital changes
Intercompany receivable/payable, affiliate	11.8	2.8
Accounts receivable	6.2	(14.0)
Inventories	(30.6)	(9.4)
Other current assets	(11.2)	(6.8)
Accounts payable and other liabilities	34.1	25.5

Net cash provided by operating activities	24.3	12.7
Investing Activities
Expenditures for property, plant and equipment	(7.0)	(3.2)
Proceeds from the sale of assets	3.9	7.0

Net cash provided by (used for) investing activities	(3.1)	3.8
Financing Activities
Additions to long-term debt and revolving credit agreements	7.7	8.6
Reductions of long-term debt and revolving credit agreements	(38.5)	(29.8)
Cash dividends paid	—	(1.2)
Financing fees paid	—	(0.1)

Net cash used for financing activities	(30.8)	(22.5)
Effect of exchange rate changes on cash	(2.9)	(0.8)

Cash and Cash Equivalents
Decrease for the period	(12.5)	(6.8)
Balance at the beginning of the period	61.3	54.9

Balance at the end of the period	$48.8	$48.1

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
NMHG HOLDING CO. AND SUBSIDIARIES

	THREE MONTHS ENDED
	MARCH 31
	2004	2003
	(in millions)
Common Stock	$—	$—

Capital in Excess of Par Value	198.2	198.2

Retained Earnings
Beginning balance	238.2	226.8
Net income	0.5	3.3
Cash dividends declared	—	(5.0)

	238.7	225.1

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(11.6)	(42.7)
Foreign currency translation adjustment	0.7	2.3
Reclassification of hedging activity into earnings	(1.1)	(0.1)
Current period cash flow hedging activity	0.5	(0.6)

	(11.5)	(41.1)

Total Stockholder’s Equity	$425.4	$382.2

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NMHG HOLDING CO. AND SUBSIDIARIES
MARCH 31, 2004
(Tabular Amounts in Millions, Except Percentage Data)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of NMHG Holding Co. (“NMHG Holding,” the parent company), a Delaware corporation, and its wholly owned subsidiary, NACCO Materials Handling Group, Inc. (collectively, “NMHG” or the “Company”). NMHG Holding is a wholly owned subsidiary of NACCO Industries, Inc. (“NACCO”). The Company’s subsidiaries operate in the lift truck industry. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). Intercompany accounts and transactions have been eliminated.

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2004 and the results of its operations, cash flows and changes in stockholder’s equity for the three-month periods ended March 31, 2004 and 2003 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information or notes required by accounting principles generally accepted in the United States for complete financial statements.

Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts in the prior period’s Unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.

Note 2 – Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires that variable interest entities, as defined, be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive a majority of the expected gains, or both.

NMHG’s 20% joint venture, NMHG Financial Services, Inc. (“NFS”), has been determined to be a variable interest entity. The Company, however, has concluded that NMHG is not the primary beneficiary and will, therefore, continue to use the equity method to account for its 20% interest in NFS. NMHG does not consider its variable interest in NFS to be significant. See further discussion of NFS in Note 9.

In December 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (Revised) (“Revised SFAS No. 132”), “Employer’s Disclosure about Pensions and Other Post-Retirement Benefits.” Revised SFAS No. 132 retains disclosure requirements about pension plans and other post-retirement benefit plans. Revised SFAS No. 132 requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. Revised SFAS No. 132 also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current year if significantly different from amounts previously disclosed. The interim disclosure requirements of Revised SFAS No. 132 are effective for interim periods beginning after December 15, 2003. The Company has made the required interim disclosures in Note 6 to these Unaudited Condensed Consolidated Financial Statements.

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

SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” requires presently enacted changes in relevant laws to be considered in current period measurements of the accumulated postretirement benefit obligation and the net postretirement benefit costs. The FSP addresses the fact that certain accounting issues raised by the Act are not explicitly addressed in SFAS No. 106 and significant uncertainties may exist as to the direct effects of the Act, as well as the ancillary effects on plan participants’ behavior and health care costs. Therefore, a plan sponsor and its advisors may not have (1) sufficiently reliable information available to measure the effects of the Act, (2) sufficient time before issuance of the financial statements for fiscal years that include the Act’s enactment to prepare actuarial valuations that reflect the effects of the Act, or (3) sufficient guidance to ensure that the sponsor’s accounting for the effects of the Act is consistent with accounting principles generally accepted in the United States. As a result, a plan sponsor may elect to defer recognizing the effects of the Act in accounting for its plan under SFAS No. 106 and in providing disclosures related to the plan required by Revised SFAS No. 132, until authoritative guidance on accounting for certain components of the Act is issued, or until certain other events occur. The Company has elected to defer accounting for the Act until further authoritative guidance is issued.

On July 1, 2003, the Company prospectively adopted Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, as well as how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Note 3 - Inventories

Inventories are summarized as follows:

	MARCH 31	DECEMBER 31
	2004	2003
Manufactured inventories:
Finished goods and service parts	$122.3	$113.5
Raw materials and work in process	141.2	121.6

Total manufactured inventories	263.5	235.1
Retail inventories	29.0	27.9

Total inventories at FIFO	292.5	263.0
LIFO reserve	(19.1)	(15.3)

	$273.4	$247.7

The cost of certain manufactured and retail inventories has been determined using the LIFO method. At March 31, 2004 and December 31, 2003, 63% and 61%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.

Note 4 - Restructuring Charges

The changes to the Company’s restructuring accruals since December 31, 2003 are as follows:

		Lease
	Severance	Impairment	Other	Total
NMHG Wholesale
Balance at December 31, 2003	$6.7	$—	$0.6	$7.3
Foreign currency effect	0.1	—	—	0.1
Payments	(0.4)	—	(0.1)	(0.5)

Balance at March 31, 2004	$6.4	$—	$0.5	$6.9

NMHG Retail
Balance at December 31, 2003	$0.4	$0.2	$—	$0.6
Provision	—	—	—	—

Balance at March 31, 2004	$0.4	$0.2	$—	$0.6

2002 Restructuring Program

As announced in December 2002, NMHG Wholesale is phasing out its Lenoir, North Carolina, lift truck component facility and restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. During the fourth quarter of 2002, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million pre-tax. Of this amount, $3.8 million related to a non-cash asset impairment charge for building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets; and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments of $0.4 million were made to approximately 23 employees during the first quarter of 2004. Payments of $0.1 million related to post-employment medical benefits were made during the first quarter of 2004. The post-retirement medical accrual is included in the table above under Other. Payments related to this restructuring program are expected to continue through 2006. Approximately $2.2 million of pre-tax restructuring related costs, which were primarily related to manufacturing inefficiencies and were not eligible for accrual when the restructuring program was announced in December 2002, were expensed in the first quarter of 2004 and are not shown in the table above. Of the $2.2 million additional costs incurred during the first quarter of 2004, $2.1 million is classified as cost of sales and $0.1 million is classified as selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2004.

2001 Restructuring Program

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. The remaining payments of $0.6 million are expected to be completed during 2004, although no payments were made during the first quarter of 2004.

Note 5 - Accounting for Guarantees

Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at March 31, 2004 and December 31, 2003 were $182.5 million and $183.2 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations, which are not significant, have been reserved for in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at March 31, 2004 was approximately $208.5 million, based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks.

NMHG has a 20% ownership interest in NFS, a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to Hyster and Yale lift truck dealers and national account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third-parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of the customer or concentration issues within GECC necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At March 31, 2004, $145.6 million of the $182.5 million of guarantees discussed above related to transactions with NFS. In addition, in connection with the current joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At March 31, 2004, the amount of NFS’ debt guaranteed by NMHG was $106.1 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. In addition, NMHG sells extended warranty agreements, which provide additional warranty up to three to five years or up to 3,600 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs are incurred to perform under the warranty contracts, in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim. The Company also maintains a quality enhancement program under which it provides for specifically identified field product improvements in its warranty obligation. Accruals under this program are determined based on estimates of the potential number of claims to be processed and the cost of processing those claims. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s current and long-term warranty obligations, including deferred revenue on extended warranty contracts are as follows:

	2004	2003
Balance at the beginning of the year	$40.3	$41.9
Warranties issued	8.9	8.6
Settlements made	(9.6)	(8.1)
Changes in estimates	—	(2.2)
Foreign currency effect	0.1	—

Balance at March 31	$39.7	$40.2

As part of its periodic review of warranty estimates, the Company reduced its warranty accrual by $2.2 million during the three months ended March 31, 2003, based on recent history of the volume of claims processed, the amount of those claims and expectations of future trends under its warranty programs. This adjustment is not necessarily indicative of future trends or adjustments that may be required to adjust the warranty accrual in future periods.

Note 6 – Retirement Benefit Plans

The Company maintains various defined benefit pension plans covering most of its employees. In 1996, pension benefits were frozen for employees covered under NMHG’s United States plans, except for those NMHG employees participating in collective bargaining agreements. As a result, in the United States, only certain employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees of the Company, including employees whose pension benefits were frozen as of December 31, 1996, will receive retirement benefits under defined contribution retirement plans. The Company’s policy is to periodically make contributions to fund these plans within the range allowed by applicable regulations. The Company is currently evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on projected funding.

The Company also maintains health care and life insurance plans which provide benefits to certain eligible retired employees. Under the Company’s current policy, plan benefits are funded at the time they are due to participants. The plans have no assets.

As a result of the Company’s election to defer the impact of the Act as discussed in Note 2, any measures relating to postretirement benefits do not reflect the impact of the Act on the plans. In addition, authoritative guidance, once issued, may require the Company to change information previously reported relating to its postretirement benefit plans.

The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2004	2003
U.S. Pension
Service cost	$0.1	$0.1
Interest cost	1.0	1.0
Expected return on plan assets	(1.1)	(1.1)
Net amortization	0.1	0.2
Recognized actuarial (gain) loss	0.2	—

Total	$0.3	$0.2

Non-U.S. Pension
Service cost	$0.7	$0.6
Interest cost	1.3	1.1
Expected return on plan assets	(1.7)	(1.6)
Employee contributions	(0.1)	(0.1)
Recognized actuarial (gain) loss	0.5	0.3

Total	$0.7	$0.3

Post-retirement
Service cost	$—	$—
Interest cost	0.2	0.1
Net amortization	—	0.6

Total	$0.2	$0.7

Note 7 – Unaudited Condensed Consolidating Guarantor and Non-Guarantor Financial Information

The following tables set forth the unaudited condensed consolidating statements of income and cash flows for the three months ended March 31, 2004 and 2003 and the unaudited condensed consolidating balance sheets as of March 31, 2004 and December 31, 2003. The following information is included as a result of the guarantee of the Parent Company’s Senior Notes by each of NMHG’s wholly owned U.S. subsidiaries (“Guarantor Companies”). None of the Company’s other subsidiaries has guaranteed the Senior Notes. Each of the guarantees is joint and several and full and unconditional. “NMHG Holding” includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method.

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$269.5	$273.0	$(71.7)	$470.8
Cost of sales	—	235.4	232.9	(71.7)	396.6
Selling, general and administrative expenses	—	31.1	34.8	—	65.9

Operating profit	—	3.0	5.3	—	8.3
Interest expense	—	(6.8)	(1.7)	—	(8.5)
Income from unconsolidated affiliates	0.5	3.3	—	(3.0)	0.8
Other income (expense)	—	0.1	(0.4)	—	(0.3)

Income (loss) before income taxes and minority interest	0.5	(0.4)	3.2	(3.0)	0.3
Income tax provision (benefit)	—	(0.9)	1.0	—	0.1

Income before minority interest	0.5	0.5	2.2	(3.0)	0.2
Minority interest income	—	—	0.3	—	0.3

Net income	$0.5	$0.5	$2.5	$(3.0)	$0.5

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$262.9	$214.1	$(58.0)	$419.0
Cost of sales	—	221.8	180.3	(57.9)	344.2
Selling, general and administrative expenses	—	32.6	29.5	—	62.1

Operating profit	—	8.5	4.3	(0.1)	12.7
Interest expense	—	(7.0)	(1.6)	—	(8.6)
Income from unconsolidated affiliates	3.3	3.1	—	(5.7)	0.7
Other income (expense)	—	(0.3)	0.1	—	(0.2)

Income before income taxes and minority interest	3.3	4.3	2.8	(5.8)	4.6
Income tax provision	—	0.9	0.7	—	1.6

Income before minority interest	3.3	3.4	2.1	(5.8)	3.0
Minority interest income	—	—	0.3	—	0.3

Net income	$3.3	$3.4	$2.4	$(5.8)	$3.3

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AT MARCH 31, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Cash and cash equivalents	$—	$16.3	$32.5	$—	$48.8
Accounts and notes receivable, net	10.5	85.0	220.3	(93.5)	222.3
Inventories	—	145.9	127.5	—	273.4
Other current assets	2.3	48.8	44.6	(28.4)	67.3

Total current assets	12.8	296.0	424.9	(121.9)	611.8
Property, plant and equipment, net	—	133.9	106.4	—	240.3
Goodwill	—	307.3	43.9	—	351.2
Other non-current assets	669.6	315.1	26.0	(940.0)	70.7

Total assets	$682.4	$1,052.3	$601.2	$(1,061.9)	$1,274.0

Accounts and intercompany notes payable	$—	$183.5	$168.4	$(81.1)	$270.8
Other current liabilities	9.5	92.7	102.2	(39.9)	164.5
Revolving credit agreements	—	—	9.3	—	9.3

Total current liabilities	9.5	276.2	279.9	(121.0)	444.6
Long-term debt	247.5	0.1	11.1	—	258.7
Other long-term liabilities	—	371.6	86.5	(312.8)	145.3
Stockholder’s equity	425.4	404.4	223.7	(628.1)	425.4

Total liabilities and stockholder’s equity	$682.4	$1,052.3	$601.2	$(1,061.9)	$1,274.0

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AT DECEMBER 31, 2003

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Cash and cash equivalents	$—	$15.4	$45.9	$—	$61.3
Accounts and notes receivable, net	9.1	98.0	221.8	(92.7)	236.2
Inventories	—	129.5	118.2	—	247.7
Other current assets	2.4	45.7	18.5	(4.1)	62.5

Total current assets	11.5	288.6	404.4	(96.8)	607.7
Property, plant and equipment, net	—	134.2	108.7	—	242.9
Goodwill	—	307.3	44.0	—	351.3
Other non-current assets	664.2	312.3	24.9	(928.3)	73.1

Total assets	$675.7	$1,042.4	$582.0	$(1,025.1)	$1,275.0

Accounts and intercompany notes payable	$—	$146.6	$164.3	$(79.9)	$231.0
Other current liabilities	3.3	113.7	84.2	(16.2)	185.0
Revolving credit agreements	—	—	17.1	—	17.1

Total current liabilities	3.3	260.3	265.6	(96.1)	433.1
Long-term debt	247.5	262.1	46.6	(286.1)	270.1
Other long-term liabilities	0.1	116.2	49.9	(19.2)	147.0
Stockholder’s equity	424.8	403.8	219.9	(623.7)	424.8

Total liabilities and stockholder’s equity	$675.7	$1,042.4	$582.0	$(1,025.1)	$1,275.0

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$—	$35.9	$(11.8)	$0.2	$24.3
Investing activities
Expenditures for property, plant and equipment	—	(3.8)	(3.2)	—	(7.0)
Proceeds from the sale of assets	—	0.5	3.4	—	3.9

Net cash provided by (used for) investing activities	—	(3.3)	0.2	—	(3.1)
Financing activities
Additions to long-term debt and revolving credit agreements	—	1.9	5.8	—	7.7
Reductions of long-term debt and revolving credit agreements	—	(20.4)	(18.1)	—	(38.5)
Notes receivable/payable, affiliates	—	(13.2)	13.4	(0.2)	—

Net cash provided by (used for) financing activities	—	(31.7)	1.1	(0.2)	(30.8)
Effect of exchange rate changes on cash	—	—	(2.9)	—	(2.9)

Cash and cash equivalents
Increase (decrease) for the period	—	0.9	(13.4)	—	(12.5)
Balance at the beginning of the period	—	15.4	45.9	—	61.3

Balance at the end of the period	$—	$16.3	$32.5	$—	$48.8

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$1.9	$13.1	$(1.1)	$(1.2)	$12.7
Investing activities
Expenditures for property, plant and equipment	—	(2.0)	(1.2)	—	(3.2)
Proceeds from the sale of assets	—	7.3	(0.3)	—	7.0

Net cash provided by (used for) investing activities	—	5.3	(1.5)	—	3.8
Financing activities
Additions to long-term debt and revolving credit agreements	—	1.1	7.5	—	8.6
Reductions of long-term debt and revolving credit agreements	(5.2)	(0.9)	(23.7)	—	(29.8)
Notes receivable/payable, affiliates	4.6	(6.4)	1.8	—	—
Other-net	(1.3)	(1.2)	—	1.2	(1.3)

Net cash used for financing activities	(1.9)	(7.4)	(14.4)	1.2	(22.5)
Effect of exchange rate changes on cash	—	—	(0.8)	—	(0.8)

Cash and cash equivalents
Increase (decrease) for the period	—	11.0	(17.8)	—	(6.8)
Balance at the beginning of the period	—	5.3	49.6	—	54.9

Balance at the end of the period	$—	$16.3	$31.8	$—	$48.1

Note 8 – Segment Information

Financial information for each of the Company’s reportable segments, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is presented in the following table.

NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues, which are based on current market prices of similar third-party transactions, are indicated in the following table on the line “NMHG Eliminations” in the revenues section.

	THREE MONTHS ENDED
	MARCH 31
	2004	2003
REVENUES FROM EXTERNAL CUSTOMERS
NMHG Wholesale	$421.3	$382.6
NMHG Retail	67.6	53.9
NMHG Eliminations	(18.1)	(17.5)

NMHG Consolidated	$470.8	$419.0

GROSS PROFIT
NMHG Wholesale	$62.9	$64.1
NMHG Retail	11.6	10.3
NMHG Eliminations	(0.3)	0.4

NMHG Consolidated	$74.2	$74.8

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
NMHG Wholesale	$53.2	$50.4
NMHG Retail	12.9	11.7
NMHG Eliminations	(0.2)	—

NMHG Consolidated	$65.9	$62.1

OPERATING PROFIT (LOSS)
NMHG Wholesale	$9.7	$13.7
NMHG Retail	(1.3)	(1.4)
NMHG Eliminations	(0.1)	0.4

NMHG Consolidated	$8.3	$12.7

INTEREST EXPENSE
NMHG Wholesale	$(6.9)	$(7.2)
NMHG Retail	(1.2)	(0.9)
NMHG Eliminations	(0.4)	(0.5)

NMHG Consolidated	$(8.5)	$(8.6)

INTEREST INCOME
NMHG Wholesale	$0.2	$0.5
NMHG Retail	—	0.1

NMHG Consolidated	$0.2	$0.6

	THREE MONTHS ENDED
	MARCH 31
	2004	2003
OTHER-NET, INCOME (EXPENSE)
NMHG Wholesale	$0.3	$(0.3)
NMHG Retail	—	0.2

NMHG Consolidated	$0.3	$(0.1)

INCOME TAX PROVISION (BENEFIT)
NMHG Wholesale	$1.1	$2.3
NMHG Retail	(0.8)	(0.7)
NMHG Eliminations	(0.2)	—

NMHG Consolidated	$0.1	$1.6

NET INCOME (LOSS)
NMHG Wholesale	$2.5	$4.7
NMHG Retail	(1.7)	(1.3)
NMHG Eliminations	(0.3)	(0.1)

NMHG Consolidated	$0.5	$3.3

DEPRECIATION AND AMORTIZATION EXPENSE
NMHG Wholesale	$6.7	$6.6
NMHG Retail	4.0	4.7

NMHG Consolidated	$10.7	$11.3

CAPITAL EXPENDITURES
NMHG Wholesale	$6.8	$2.8
NMHG Retail	0.2	0.4

NMHG Consolidated	$7.0	$3.2

	MARCH 31	DECEMBER 31
	2004	2003
TOTAL ASSETS
NMHG Wholesale	$1,197.9	$1,179.5
NMHG Retail	161.7	174.5
NMHG Eliminations	(85.6)	(79.0)

NMHG Consolidated	$1,274.0	$1,275.0

NACCO typically charges fees to its operating subsidiaries, including NMHG. The amount charged to NMHG for the three months ended March 31, 2003 was $2.0 million and is included in selling, general and administrative expenses. No amount was charged for the three months ended March 31, 2004.

Note 9 – Equity Investments

NMHG has a 20% ownership interest in NFS, a joint venture with GE Capital Corporation, formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and national account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting.

Summarized financial information for this equity investment is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2004	2003
Revenues	$10.3	$10.5
Gross Profit	$6.7	$6.3
Net Income	$3.3	$2.5

NMHG has a 50% ownership interest in Sumitomo NACCO Materials Handling Company, Ltd. (“SN”), a limited liability company which was formed primarily for the manufacture and distribution of Sumitomo-Yale branded lift trucks in Japan and the export of Hyster and Yale branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms. NMHG’s ownership in SN is also accounted for using the equity method of accounting.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations
(Tabular Amounts in Millions)

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of the Company’s Critical Accounting Policies and Estimates as disclosed on pages 9 through 11 in the Company’s Form 10-K for the year ended December 31, 2003.

FINANCIAL REVIEW

The segment and geographic results of operations for NMHG were as follows for the three months ended March 31:

	2004	2003
Revenues
Wholesale
Americas	$264.9	$256.2
Europe, Africa and Middle East	128.2	102.7
Asia-Pacific	28.2	23.7

	421.3	382.6

Retail (net of eliminations)
Americas	—	0.7
Europe, Africa and Middle East	21.6	17.5
Asia-Pacific	27.9	18.2

	49.5	36.4

NMHG Consolidated	$470.8	$419.0

Operating profit (loss)
Wholesale
Americas	$7.0	$13.2
Europe, Africa and Middle East	1.8	0.5
Asia-Pacific	0.9	—

	9.7	13.7

Retail (net of eliminations)
Americas	—	0.2
Europe, Africa and Middle East	(0.8)	(1.5)
Asia-Pacific	(0.6)	0.3

	(1.4)	(1.0)

NMHG Consolidated	$8.3	$12.7

Interest expense
Wholesale	$(6.9)	$(7.2)
Retail (net of eliminations)	(1.6)	(1.4)

NMHG Consolidated	$(8.5)	$(8.6)

	2004	2003
Other income, net
Wholesale	$0.5	$0.2
Retail (net of eliminations)	—	0.3

NMHG Consolidated	$0.5	$0.5

Net income (loss)
Wholesale	$2.5	$4.7
Retail (net of eliminations)	(2.0)	(1.4)

NMHG Consolidated	$0.5	$3.3

Effective tax rate
Wholesale	33.3%	34.3%
Retail (net of eliminations)	33.3%	33.3%
NMHG Consolidated	33.3%	34.8%

First Quarter of 2004 Compared with First Quarter of 2003

NMHG Wholesale

Revenues:

The following table identifies the components of the changes in revenues for the first quarter of 2004 compared with the first quarter of 2003:

Revenues
2003	$382.6
Increase in 2004 from:
Foreign currency	20.7
Unit product mix	9.1
Service parts	5.6
Unit volume	3.1
Unit price	0.2

2004	$421.3

Revenues increased $38.7 million, or 10.1%, to $421.3 million in the first quarter of 2004 compared with $382.6 million in the first quarter of 2003. The increase in revenues was primarily due to the favorable impact of the translation of sales in foreign currencies to U.S. dollars, primarily in Europe, and a shift in product mix to higher-priced lift trucks and increased parts sales, primarily in the Americas.

Worldwide unit shipments increased 1.0% to 17,624 units in the first quarter of 2004 from 17,452 units in 2003 as an increase in unit volumes, primarily in Europe, was partially offset by a decline in unit volumes in the Americas. Lift truck volume in Europe increased 892 units, or 18.7%, while lift truck volume in the Americas decreased 680 units, or 5.8%, primarily due to shipping delays. The shipping delays were primarily caused by the additional time necessary to ensure that U.S. lift trucks met new engine emission standards and the on-going implementation of restructuring programs in the Americas.

Operating profit:

The following table identifies the components of the changes in operating profit for the first quarter of 2004 compared with the first quarter of 2003:

Operating
Profit
2003	$13.7
Increase (decrease) in 2004 from:
Standard margin	6.4
Other cost of sales	(8.4)
NACCO fees	2.0
Other selling, general and administrative	(3.2)
Foreign currency	(0.8)

2004	$9.7

NMHG Wholesale’s operating profit decreased $4.0 million, or 29.2%, to $9.7 million in the first quarter of 2004 compared with $13.7 million in the first quarter of 2003. The beneficial impact of higher service parts sales and favorable product mix were more than offset by adverse material price movements, particularly higher commodity costs for steel, incremental costs associated with engine emission regulatory compliance and unfavorable currency movements. Also negatively impacting operating results was a $1.1 million increase in transition costs, included in other cost of sales, related to previously-implemented restructuring programs at NMHG’s manufacturing facilities, primarily at the Lenoir facility. See further discussion of these restructuring programs below. Also contributing to the decline in operating profit was an increase in selling, general and administrative expenses, primarily due to higher marketing expenses associated with the introduction of new products currently under development, as well as higher employee-related expenses, partially offset by a reduction in fees paid to NACCO.

Net income:

Net income decreased $2.2 million to $2.5 million in the first quarter of 2004 compared with $4.7 million in the first quarter of 2003, primarily due to the factors impacting operating profit discussed above. The impact of decreased operating profit was partially offset by an increase in other income (expense), net due to a reduction in the loss on interest rate swap agreements being amortized from Other comprehensive income (loss) as a result of NMHG’s May 2002 debt refinancing.

Backlog

The worldwide backlog level was 24,500 units at March 31, 2004 compared with 19,100 units at December 31, 2003 and 17,300 units at March 31, 2003. The increases were primarily due to increased demand for lift trucks in the Americas.

NMHG Retail (net of eliminations)

Revenues:

The following table identifies the components of the changes in revenues for the first quarter of 2004 compared with the first quarter of 2003:

Revenues
2003	$36.4
Impact of U.S. dealer sold in Jan. 2003	(0.7)

35.7
Increase (decrease) in 2004 from:
Foreign currency	12.6
Service revenues	1.3
Sales of lift trucks	(0.5)
Parts & other	0.4

2004	$49.5

Revenues increased $13.1 million, or 36.0%, to $49.5 million for the quarter ended March 31, 2004 compared with the first quarter of 2003. Revenues for the first quarter of 2003 included $0.7 million from NMHG Retail’s only wholly owned U.S. dealer. See further discussion below. During the first quarter of 2004, revenues increased primarily due to the favorable impact of foreign currency in Europe and Asia-Pacific due to a stronger euro, Australian dollar and British pound sterling compared with the U.S. dollar and higher service revenues in all regions. Revenues from the sales of lift trucks decreased as pricing pressure and lower volumes in Asia-Pacific more than offset increased volume in Europe.

Operating loss:

The following table identifies the components of the changes in operating loss for the first quarter of 2004 compared with the first quarter of 2003:

Operating
Loss
2003	$(1.0)
Wind-down costs of previously sold dealers	1.0

—
Increase (decrease) in 2004 from:
Rental contracts	(1.4)
Service contracts	0.7
Other	(0.7)

2004	$(1.4)

NMHG Retail’s operating loss for the quarter ended March 31, 2004 was $1.4 million, $0.4 million higher than the 2003 operating loss of $1.0 million. The first-quarter 2003 operating loss included wind-down costs related to the settlement of contingent liabilities for previously-sold dealers. The increased operating loss in the first quarter of 2004 was primarily due to higher repairs and maintenance expenditures associated with rental contracts in Asia-Pacific and Europe.

Net loss:

NMHG Retail’s net loss increased $0.6 million to $2.0 million in the first quarter of 2004 from $1.4 million in the first quarter of 2003. The increase in NMHG Retail’s net loss is due to the increase in operating loss discussed above as well as higher interest expense.

2003 Sale of U.S. Dealer:

On January 3, 2003, NMHG sold substantially all of the assets and liabilities of its wholly owned dealer in the U.S., which comprised the Americas component of NMHG Retail. Revenues from the NMHG Retail-Americas operation in the first quarter of 2003 were $0.7 million, net of eliminations from transactions with NMHG Wholesale. As a result of the sale of this business, no additional revenues or losses are expected. However, NMHG Wholesale sold lift trucks and service parts to the new independent owner of this retail dealership in 2003 and in the first quarter of 2004 and such sales are expected to continue.

Restructuring Programs

NMHG 2002 Restructuring Program

Approximately $2.2 million of pre-tax restructuring related costs, primarily as a result of manufacturing inefficiencies which were not eligible for accrual in December 2002, were expensed during the first three months of 2004. Additional costs, not eligible for accrual, for severance and manufacturing inefficiencies are expected to be approximately $6.8 million for the remainder of 2004, $5.0 million in 2005 and $2.3 million in 2006. Cost savings, primarily from reduced employee wages and benefits were $0.6 million in the first quarter of 2004 and are expected to be $5.6 million for the remainder of 2004. Cost savings of $9.3 million and $13.9 million are expected in 2005 and 2006, respectively, with annual cost savings of $13.4 million thereafter. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting effect on manufacturing efficiencies.

This restructuring program will allow the Company to re-focus its operating activities, including the manufacturing of new products in Europe. As a result, the Company expects to receive government grants during 2004 and 2005 totaling approximately $4.2 million.

NMHG 2001 Restructuring Program

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. As of December 31, 2003, severance payments, net of currency effects, of $3.3 million had been made to approximately 117 employees and $0.7 million of the amount originally accrued was reversed. The remaining payments of $0.6 million are expected to be completed during 2004 although no payments were made during the first quarter of 2004. Cost savings primarily from reduced employee wages, employee benefits and lease costs of approximately $0.8 million pre-tax were realized in the first three months of 2004 and are expected to be approximately $2.3 million pre-tax for the remainder of 2004 related to this program. Annual pre-tax cost savings of $3.1 million are expected to continue subsequent to 2004. Estimated benefits could be reduced by additional severance payments, if any, made to employees above the statutory or contractually required amount that was accrued in 2001 or due to changes in foreign currency rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the quarter ended March 31:

				Percentage
				impact on cash
				flow before
			Increase	financing activities
	2004	2003	(decrease)	(1)
Operating activities:
Net income	$0.5	$3.3	$(2.8)	(17.0)%
Depreciation and amortization	10.7	11.3	(0.6)	(3.6)%
Non-cash items	2.8	—	2.8	17.0%
Working capital changes	10.3	(1.9)	12.2	73.9%

Net cash provided by operating activities	24.3	12.7	11.6	70.3%
Investing activities:
Expenditures for property, plant and equipment	(7.0)	(3.2)	(3.8)	(23.0)%
Proceeds from the sale of assets	3.9	7.0	(3.1)	(18.8)%

Net cash provided by (used for) investing activities	(3.1)	3.8	(6.9)	(41.8)%

Cash flow before financing activities	$21.2	$16.5	$4.7	28.5%

(1)	Percentage impact on cash flow before financing activities is computed by dividing the increase (decrease) amount by the 2003 cash flow before financing activities of $16.5 million.

Cash provided by operations increased $11.6 million primarily due to an increase in cash from working capital. The increase in working capital cash flow was primarily due to an increase in the change in receivables, due to increased collection efforts, and payables, due to timing of payments, during the first quarter of 2004. These positive impacts were partially offset by a decrease in the change in inventories, primarily as a result of shipping delays in the Americas during the first quarter of 2004. Investing cash flows decreased $6.9 million, due to an increase in spending on property, plant and equipment and a decrease in proceeds from the sale of assets. The increase in capital spending was primarily due to increased spending on tooling for production of the 1 to 8 ton lift trucks currently in development. The decrease in proceeds from the sale of assets was primarily due to the sale of NMHG Retail’s only wholly owned U.S. dealer in January 2003.

				Percentage impact
				on net cash used for
			(Increase)	financing activities
	2004	2003	decrease	(1)
Financing activities:
Reductions of long-term debt and revolving credit agreements	$(30.8)	$(21.2)	$(9.6)	(42.7)%
Financing fees paid	—	(0.1)	0.1	0.4%
Cash dividends paid to NACCO	—	(1.2)	1.2	5.3%

Net cash used for financing activities	$(30.8)	$(22.5)	$(8.3)	(37.0)%

(1)	Percentage impact on net cash used for financing activities is computed by dividing the (increase) decrease amount by the 2003 net cash used for financing activities of $22.5 million.

Cash used for financing activities increased $8.3 million in the first quarter of 2004 compared with the first quarter of 2003 primarily due to an increase in repayments of debt using available cash and an effort to minimize NMHG Retail’s external debt through loans from NMHG Wholesale.

Financing Activities

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

NMHG also has a secured, floating-rate revolving credit facility that expires in May 2005. Availability under the revolving credit facility is up to $175.0 million and is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the revolving credit facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. At March 31, 2004, the borrowing base under the revolving credit facility was $98.3 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $15.0 million. There were no borrowings outstanding under this facility at March 31, 2004.

In addition to the amount outstanding under the Senior Notes, NMHG had borrowings of approximately $10.7 million outstanding at March 31, 2004 under various foreign working capital facilities.

Both the revolving credit facility and terms of the Senior Notes include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. The revolving credit facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At March 31, 2004, the Company is in compliance with all of its debt covenants.

NMHG believes that funds available under the revolving credit facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of NMHG’s revolving credit facility in May 2005.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2003, there have been no significant changes in the total amount of NMHG’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2003.

Capital Expenditures

Expenditures for property, plant and equipment were $6.8 million for NMHG Wholesale and $0.2 million for NMHG Retail during the first three months of 2004. These capital expenditures included tooling for new products, machinery, equipment and lease and rental fleet. It is estimated that NMHG Wholesale’s capital expenditures will be approximately $26.8 million and NMHG Retail’s capital expenditures are expected to be $1.4 million for the remainder of 2004. Planned expenditures for the remainder of 2004 include tooling related to the launch of the new 1 to 8 ton internal combustion engine lift trucks currently in development, as well as investments in manufacturing equipment and plant improvements. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.

Capital Structure

NMHG’s capital structure is presented below:

	March 31	December 31	Increase
	2004	2003	(decrease)
Total net tangible assets	$350.0	$380.1	$(30.1)
Goodwill and other intangibles at cost	499.2	499.3	(0.1)

Net assets before amortization of intangibles	849.2	879.4	(30.2)
Accumulated goodwill and other intangibles amortization	(146.4)	(146.4)	—
Debt	(277.2)	(307.7)	30.5
Minority interest	(0.2)	(0.5)	0.3

Stockholder’s equity	$425.4	$424.8	$0.6

Debt to total capitalization	39%	42%	(3)%

The decrease in total net tangible assets is primarily due to a $39.8 million increase in payables as a result of the timing of cash disbursements at the end of the first quarter of 2004. Debt decreased as a result of the availability of excess cash to pay down outstanding balances during the first quarter of 2004 as discussed in the “Cash Flow” section above.

Stockholder’s equity increased $0.6 million in the first quarter of 2004 as a result of net income of $0.5 million and a $0.1 million increase in Other comprehensive income (loss) (OCI). The change in OCI was the result of a $0.7 million net favorable adjustment to the foreign currency cumulative translation balance offset by $0.6 million loss on deferred cash flow hedges.

RELATED PARTY TRANSACTIONS

NACCO typically charges its operating subsidiaries for services provided by its corporate headquarters. NACCO charged fees of $2.0 million to NMHG during the quarter ended March 31, 2003, which are included in selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Income. No such fee was charged to NMHG in the first quarter of 2004.

EFFECTS OF FOREIGN CURRENCY

NMHG operates internationally and enters into transactions denominated in foreign currencies. As such, the Company’s financial results are subject to the variability that arises from exchange rate movements. The Company maintains a foreign exchange hedging program designed to moderate the effects of foreign exchange fluctuations over the near term. The effects of foreign currency fluctuations on revenues, operating profit and net income are addressed in the previous discussion of operating results.

OUTLOOK

NMHG Wholesale

In 2004, NMHG Wholesale continues to expect stronger lift truck markets in the Americas and Japan, strong growth in the China lift truck market and relatively flat lift truck markets in Europe and the rest of Asia-Pacific. While first quarter backlog has risen significantly compared with a year ago and is anticipated to remain strong, NMHG Wholesale anticipates that its unit shipment levels for 2004 will remain at controlled rates to accommodate the phase in of newly designed products at its manufacturing facilities.

Adverse currency movements and increasing materials costs are anticipated to continue to affect the remainder of 2004. However, NMHG Wholesale is hopeful that price increases initiated in the first quarter of 2004 will help mitigate the effects of these items beginning in mid-2004. High product development and introduction costs are expected to continue, while manufacturing restructuring costs are anticipated to decline compared with 2003.

Longer-term, global lift truck markets are expected to return gradually to average pre-recession levels by 2007-2008. NMHG Wholesale’s various long-term programs are expected to enhance profitability and generate growth as they begin to mature, particularly in the 2006-2008 period. In particular, NMHG Wholesale continues to move forward with significant new product development programs. The Company believes that the initial introduction of the next wave of these new products is on schedule for early 2005, with expected introduction of all of these products by the end of 2008.

NMHG Retail

NMHG Retail expects to continue programs to improve the performance of its wholly owned dealerships in 2004 as part of its objective to achieve and sustain at least break-even results while building market position.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to the Company’s operations include, without limitation:

(1) changes in demand for lift trucks and related aftermarket parts and service on a worldwide basis, especially in the U.S. where the Company derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or changes in costs of raw materials or sourced products and labor, (4) delays in manufacturing and delivery schedules, (5) exchange rate fluctuations, price fluctuations for certain raw materials, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (6) product liability or other litigation, warranty claims or returns of products, (7) delays in or increased costs of restructuring programs, (8) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement initiatives, (9) customer acceptance of, changes in the prices of, or delays in the development of new products, (10) acquisitions and/or dispositions of dealerships by NMHG, (11) changes mandated by federal and state regulation including health, safety or environmental legislation and (12) the uncertain impact on the economy or the public’s confidence in general from terrorist activities and the impact of the situation in Iraq.

Item 4. Controls and Procedures

Disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting: During the first quarter of 2004, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to effect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

               None

Item 5. Other Information

               None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

See Exhibit Index on page 32 of this quarterly report on Form 10-Q.

(b)	Reports on Form 8-K.

Current Report on Form 8-K filed with the Commission on March 2, 2004 (Items 7 and 9)

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMHG Holding Co.

(Registrant)

Date May 10, 2004	/s/ Michael K. Smith

Michael K. Smith
Vice President Finance & Information Systems,
and Chief Financial Officer
(Authorized Officer and Principal
Financial and Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits
10.35	Amendment No. 2 to the Restated and Amended Joint Venture Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc., dated as of January 1, 2004

10.36	Letter Agreement, dated March 12, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement

31.1	Certification of Reginald R. Eklund pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2	Certification of Michael K. Smith pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Reginald R. Eklund and Michael K. Smith

*Numbered in accordance with Item 601 of Regulation S-K.