Form 10-Q
period 2004-06-30
NMHG HOLDING CO
filed 2004-08-06
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

YES ☒     NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

     At July 31, 2004, 100 common shares were outstanding.

NMHG HOLDING CO.

Part I
FINANCIAL INFORMATION

Item 1. Financial Statements

NMHG HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30	DECEMBER 31
	2004	2003
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$41.9	$61.3
Accounts receivable, net	222.0	236.2
Tax advances, NACCO Industries, Inc.	18.3	24.5
Inventories	278.0	247.7
Deferred income taxes	21.8	20.4
Prepaid expenses and other	26.3	17.6

Total Current Assets	608.3	607.7
Property, Plant and Equipment, Net	237.4	242.9
Goodwill	349.5	351.3
Other Non-current Assets	74.0	73.1

Total Assets	$1,269.2	$1,275.0

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$235.6	$208.0
Accounts payable, affiliate	20.1	23.0
Revolving credit agreements	11.6	17.1
Current maturities of long-term debt	9.4	20.5
Accrued payroll	20.4	26.3
Accrued warranty obligations	26.9	25.7
Other current liabilities	106.7	112.5

Total Current Liabilities	430.7	433.1
Long-term Debt	271.9	270.1
Other Non-current Liabilities	144.4	146.5
Minority Interest	0.1	0.5
Stockholder’s Equity
Common stock, par value $1 per share, 100 shares authorized; 100 shares outstanding	—	—
Capital in excess of par value	198.2	198.2
Retained earnings	241.2	238.2
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	21.1	25.5
Minimum pension liability adjustment	(38.4)	(38.4)
Deferred gain on cash flow hedging	—	1.3

	422.1	424.8

Total Liabilities and Stockholder’s Equity	$1,269.2	$1,275.0

See notes to unaudited condensed consolidated financial statements.

NMHG HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2004	2003	2004	2003
	(In millions)
Revenues	$495.7	$428.4	$966.5	$847.4
Cost of sales	422.7	352.9	819.3	697.1

Gross Profit	73.0	75.5	147.2	150.3
Selling, general and administrative expenses	65.8	59.9	131.7	122.0

Operating Profit	7.2	15.6	15.5	28.3
Other income (expense)
Interest expense	(8.7)	(8.7)	(17.2)	(17.3)
Loss on interest rate swap agreements	—	(0.3)	(0.1)	(0.7)
Income from other unconsolidated affiliates	1.8	1.0	2.6	1.7
Other - net	(0.1)	0.7	(0.3)	0.9

	(7.0)	(7.3)	(15.0)	(15.4)

Income Before Income Taxes and Minority Interest	0.2	8.3	0.5	12.9
Income tax provision (benefit)	(2.2)	2.8	(2.1)	4.4

Income Before Minority Interest	2.4	5.5	2.6	8.5
Minority interest income	0.1	0.2	0.4	0.5

Net Income	$2.5	$5.7	$3.0	$9.0

Comprehensive Income (Loss)	$(3.3)	$20.4	$(2.7)	$25.3

See notes to unaudited condensed consolidated financial statements.

NMHG HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2004	2003
	(In millions)
Operating Activities
Net income	$3.0	$9.0
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	21.3	22.3
Deferred income taxes	(2.3)	2.4
Minority interest income	(0.4)	(0.5)
Other non-cash items	6.5	(1.9)
Working capital changes
Affiliate receivable/ payable	6.2	(4.5)
Accounts receivable	3.6	(14.8)
Inventories	(38.0)	(18.2)
Other current assets	(7.4)	(4.7)
Accounts payable and other liabilities	19.4	7.5

Net cash provided by (used for) operating activities	11.9	(3.4)
Investing Activities
Expenditures for property, plant and equipment	(18.2)	(9.6)
Proceeds from the sale of assets	4.8	12.8

Net cash provided by (used for) investing activities	(13.4)	3.2
Financing Activities
Additions to long-term debt and revolving credit agreements	30.6	15.6
Reductions of long-term debt and revolving credit agreements	(44.3)	(38.7)
Cash dividends paid	—	(2.5)
Financing fees paid	(0.6)	(0.1)

Net cash used for financing activities	(14.3)	(25.7)
Effect of exchange rate changes on cash	(3.6)	(0.3)

Cash and Cash Equivalents
Decrease for the period	(19.4)	(26.2)
Balance at the beginning of the period	61.3	54.9

Balance at the end of the period	$41.9	$28.7

See notes to unaudited condensed consolidated financial statements.

NMHG HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	SIX MONTHS ENDED
	JUNE 30
	2004	2003
	(In millions)
Common Stock	$—	$—

Capital in Excess of Par Value	198.2	198.2

Retained Earnings
Beginning balance	238.2	226.8
Net income	3.0	9.0
Cash dividends declared	—	(5.0)

	241.2	230.8

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(11.6)	(42.7)
Foreign currency translation adjustment	(4.4)	16.4
Reclassification of hedging activity into earnings	(1.6)	0.1
Current period cash flow hedging activity	0.3	(0.2)

	(17.3)	(26.4)

Total Stockholder’s Equity	$422.1	$402.6

See notes to unaudited condensed consolidated financial statements.

NMHG HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2004 and the results of its operations for the three and six months ended June 30, 2004 and 2003 and the results of its cash flows and changes in stockholder’s equity for the six month periods ended June 30, 2004 and 2003 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information or notes required by accounting principles generally accepted in the United States for complete financial statements.

Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts in the prior period’s Unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.

Note 2 - Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-1 in January 2004 and FSP No. FAS 106-2 in May 2004 both titled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1” and “FSP 106-2”). FSP 106-1 allows companies to make a one-time election to defer the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) that was signed into law on December 8, 2003. The Act establishes a prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefits that is at least actuarially equivalent to Medicare’s prescription drug coverage.

Statement of Financial Accounting Standards (“SFAS”) No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” requires presently enacted changes in relevant laws to be considered in current period measurements of the accumulated postretirement benefit obligation and the net postretirement benefit costs. FSP 106-2 supercedes FSP 106-1 and provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans, which provide prescription drug benefits. FSP 106-2 requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. Under the guidance of FSP 106-1, the Company elected to defer accounting for the effects of the Act. This deferral remains in effect until the appropriate effective date of FSP 106-2. For entities that elected deferral and for which the impact is significant, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Entities for which FSP 106-2 does not have a significant impact are permitted to delay recognition of the effects of the Act until the next regularly scheduled measurement date following the issuance of FSP 106-2. The Company is currently evaluating the impact of the Act on our post-retirement plans, but is delaying recognizing the effect of the Act until further Department of Labor guidance is available.

In December 2003, the FASB issued SFAS No. 132 (Revised), “Employer’s Disclosure about Pensions and Other Post-Retirement Benefits” (“Revised SFAS No. 132”). Revised SFAS No. 132 retains disclosure requirements about pension plans and other post-retirement benefit plans. Revised SFAS No. 132 requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. Revised SFAS No. 132 also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current year if significantly different from amounts previously disclosed. The interim disclosure requirements of Revised SFAS No. 132 are effective for interim periods beginning after December 15, 2003. The Company has made the required interim disclosures in Note 6 to these Unaudited Condensed Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires that variable interest entities, as defined, be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive a majority of the expected gains, or both.

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

Note 3 - Inventories

Inventories are summarized as follows:

	JUNE 30	DECEMBER 31
	2004	2003
Manufactured inventories:
Finished goods and service parts	$124.7	$113.5
Raw materials and work in process	145.6	121.6

Total manufactured inventories	270.3	235.1
Retail inventories:	27.6	27.9

Total inventories at FIFO	297.9	263.0
LIFO reserve	(19.9)	(15.3)

	$278.0	$247.7

The cost of certain manufactured and retail inventories has been determined using the LIFO method. At June 30, 2004 and December 31, 2003, 60% and 61%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.

Note 4 - Restructuring Charges

The changes to the Company’s restructuring accruals since December 31, 2003 are as follows:

		Lease
	Severance	Impairment	Other	Total
NMHG Wholesale
Balance at December 31, 2003	$6.7	$—	$0.6	$7.3
Reversal	(1.0)	—	—	(1.0)
Payments	(1.7)	—	(0.2)	(1.9)

Balance at June 30, 2004	$4.0	$—	$0.4	$4.4

NMHG Retail
Balance at December 31, 2003	$0.4	$0.2	$—	$0.6
Payments	(0.1)	—	—	(0.1)

Balance at June 30, 2004	$0.3	$0.2	$—	$0.5

2002 Restructuring Program

As announced in December 2002, NMHG Wholesale is phasing out its Lenoir, North Carolina, lift truck component facility and restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. During the fourth quarter of 2002, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million pre-tax. Of this amount, $3.8 million related to a non-cash asset impairment charge for building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments of $1.7 million were made to approximately 115 employees during the first six months of 2004. Payments of $0.2 million related to post-employment medical benefits were made during the first six months of 2004. The post-employment medical accrual is included in the table above under Other. Payments related to this restructuring program are expected to continue through 2006. In addition, $1.0 million of the amount originally accrued for severance was reversed as a result of employees leaving prior to becoming eligible for severance benefits and an additional decrease in the total number of employees estimated to be severed as a result of an increase in estimates of future production levels. Approximately $4.8 million of pre-tax restructuring related costs, which were primarily related to manufacturing inefficiencies and were not eligible for accrual when the restructuring program was announced in December 2002, were expensed in the first six months of 2004 and are not shown in the table above. Of the $4.8 million additional costs incurred during the first six months of 2004, $4.3 million is classified as cost of sales and $0.5 million is classified as selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Income for the six months ended June 30, 2004.

2001 Restructuring Program

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. Payments of $0.1 million were made during the first six months of 2004. The remaining payments of $0.5 million are expected to be completed during 2004.

Note 5 - Accounting for Guarantees

Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at June 30, 2004 and December 31, 2003 were $185.8 million and $183.2 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations, which are not significant, have been reserved for in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at June 30, 2004 was approximately $213.4 million, based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks.

NMHG has a 20% ownership interest in NFS, a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to Hyster and Yale lift truck dealers and national account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of the customer or concentration issues within GECC necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At June 30, 2004, $153.1 million of the $185.8 million of guarantees discussed above related to transactions with NFS. In addition, in connection with the current joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At June 30, 2004, the amount of NFS’ debt guaranteed by NMHG was $112.8 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

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

Changes in the Company’s current and long-term warranty obligations, including deferred revenue on extended warranty contracts are as follows:

2004
Balance at the beginning of the year	$40.3
Warranties issued	17.0
Settlements made	(18.1)

Balance at June 30	$39.2

Note 6 - Retirement Benefit Plans

The Company maintains various defined benefit pension plans. In 1996, pension benefits were frozen for employees covered under NMHG’s United States plans, except for those NMHG employees participating in collective bargaining agreements. As a result, in the United States, only certain employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees of the Company, including employees whose pension benefits were frozen as of December 31, 1996, will receive retirement benefits under defined contribution retirement plans. The Company’s policy is to periodically make contributions to fund its defined benefit pension plans within the range allowed by applicable regulations. The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expects to contribute approximately $4.6 million to its U.S. pension plans in 2004. The Company now expects to contribute approximately $3.0 million in 2004. For the six months ended June 30, 2004, the Company contributed $1.1 million to its U.S. pension plans.

The Company also maintains health care and life insurance plans, which provide benefits to certain eligible retired employees. Under the Company’s current policy, plan benefits are funded at the time they are due to participants. The plans have no assets.

As a result of the Company’s election to defer the impact of the Act as discussed in Note 2, any measures relating to postretirement benefits do not reflect the impact of the Act on the plans. In addition, authoritative guidance, once adopted, may require the Company to change information previously reported relating to its postretirement benefit plans.

The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2004	2003	2004	2003
U.S. Pension
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	1.1	1.1	2.1	2.1
Expected return on plan assets	(1.1)	(1.1)	(2.2)	(2.2)
Net amortization	0.3	0.1	0.6	0.3

Total	$0.4	$0.2	$0.7	$0.4

Non-U.S. Pension
Service cost	$0.6	$0.5	$1.3	$1.1
Interest cost	1.3	1.1	2.6	2.2
Expected return on plan assets	(1.7)	(1.5)	(3.4)	(3.1)
Employee contributions	(0.2)	(0.2)	(0.3)	(0.3)
Net amortization	0.7	0.5	1.2	0.8

Total	$0.7	$0.4	$1.4	$0.7

Post-retirement
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.2	0.3	0.3
Net amortization	—	0.6	—	1.2

Total	$0.1	$0.8	$0.3	$1.5

Note 7 - Unaudited Condensed Consolidating Guarantor and Non-Guarantor Financial Information

The following tables set forth the Unaudited Condensed Consolidating Balance Sheets as of June 30, 2004 and December 31, 2003, the Unaudited Condensed Consolidating Statements of Income for the three and six months ended June 30, 2004 and 2003 and the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003. The following information is included as a result of the guarantee of the Parent Company’s Senior Notes by each of NMHG’s wholly owned U.S. subsidiaries (“Guarantor Companies”). None of the Company’s other subsidiaries has guaranteed the Senior Notes. Each of the guarantees is joint and several and full and unconditional. “NMHG Holding” includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AT JUNE 30, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Cash and cash equivalents	$—	$6.7	$35.2	$—	$41.9
Accounts and notes receivable, net	5.3	90.5	212.7	(86.5)	222.0
Inventories	—	143.8	134.2	—	278.0
Other current assets	2.3	47.4	22.7	(6.0)	66.4

Total current assets	7.6	288.4	404.8	(92.5)	608.3
Property, plant and equipment, net	—	133.2	104.2	—	237.4
Goodwill	—	307.2	42.3	—	349.5
Other non-current assets	665.5	320.2	25.9	(937.6)	74.0

Total assets	$673.1	$1,049.0	$577.2	$(1,030.1)	$1,269.2

Accounts and notes payable	$0.1	$165.1	$170.1	$(79.6)	$255.7
Other current liabilities	3.3	98.5	73.3	(11.7)	163.4
Revolving credit agreements	—	—	11.6	—	11.6

Total current liabilities	3.4	263.6	255.0	(91.3)	430.7
Long-term debt	247.6	269.0	51.3	(296.0)	271.9
Other long-term liabilities	—	115.1	49.7	(20.3)	144.5
Stockholder’s equity	422.1	401.3	221.2	(622.5)	422.1

Total liabilities and stockholder’s equity	$673.1	$1,049.0	$577.2	$(1,030.1)	$1,269.2

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AT DECEMBER 31, 2003

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Cash and cash equivalents	$—	$15.4	$45.9	$—	$61.3
Accounts and notes receivable, net	9.1	98.0	221.8	(92.7)	236.2
Inventories	—	129.5	118.2	—	247.7
Other current assets	2.4	45.7	18.5	(4.1)	62.5

Total current assets	11.5	288.6	404.4	(96.8)	607.7
Property, plant and equipment, net	—	134.2	108.7	—	242.9
Goodwill	—	307.3	44.0	—	351.3
Other non-current assets	664.2	312.3	24.9	(928.3)	73.1

Total assets	$675.7	$1,042.4	$582.0	$(1,025.1)	$1,275.0

Accounts and notes payable	$—	$146.6	$164.3	$(79.9)	$231.0
Other current liabilities	3.3	113.7	84.2	(16.2)	185.0
Revolving credit agreements	—	—	17.1	—	17.1

Total current liabilities	3.3	260.3	265.6	(96.1)	433.1
Long-term debt	247.5	262.1	46.6	(286.1)	270.1
Other long-term liabilities	0.1	116.2	49.9	(19.2)	147.0
Stockholder’s equity	424.8	403.8	219.9	(623.7)	424.8

Total liabilities and stockholder’s equity	$675.7	$1,042.4	$582.0	$(1,025.1)	$1,275.0

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$289.4	$279.1	$(72.8)	$495.7
Cost of sales	—	254.3	241.2	(72.8)	422.7
Selling, general and administrative expenses	—	33.3	32.5	—	65.8

Operating profit	—	1.8	5.4	—	7.2
Interest expense	—	(6.5)	(2.2)	—	(8.7)
Income from unconsolidated affiliates	2.5	4.7	—	(5.4)	1.8
Other income (expense)	—	0.1	(0.2)	—	(0.1)

Income before income taxes and minority interest	2.5	0.1	3.0	(5.4)	0.2
Income tax provision (benefit)	—	(2.4)	0.2	—	(2.2)

Income before minority interest	2.5	2.5	2.8	(5.4)	2.4
Minority interest income	—	—	0.1	—	0.1

Net income	$2.5	$2.5	$2.9	$(5.4)	$2.5

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2003

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$257.5	$231.2	$(60.3)	$428.4
Cost of sales	—	219.8	193.4	(60.3)	352.9
Selling, general and administrative expenses	—	29.5	30.4	—	59.9

Operating profit	—	8.2	7.4	—	15.6
Interest expense	—	(7.0)	(1.7)	—	(8.7)
Income from unconsolidated affiliates	5.7	5.5	—	(10.2)	1.0
Other income	—	0.3	0.1	—	0.4

Income before income taxes and minority interest	5.7	7.0	5.8	(10.2)	8.3
Income tax provision	—	1.3	1.5	—	2.8

Income before minority interest	5.7	5.7	4.3	(10.2)	5.5
Minority interest income	—	—	0.2	—	0.2

Net income	$5.7	$5.7	$4.5	$(10.2)	$5.7

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$558.9	$552.1	$(144.5)	$966.5
Cost of sales	—	489.7	474.1	(144.5)	819.3
Selling, general and administrative expenses	—	64.4	67.3	—	131.7

Operating profit	—	4.8	10.7	—	15.5
Interest expense	—	(13.3)	(3.9)	—	(17.2)
Income from unconsolidated affiliates	3.0	8.0	—	(8.4)	2.6
Other income (expense)	—	0.2	(0.6)	—	(0.4)

Income (loss) before income taxes and minority interest	3.0	(0.3)	6.2	(8.4)	0.5
Income tax provision (benefit)	—	(3.3)	1.2	—	(2.1)

Income before minority interest	3.0	3.0	5.0	(8.4)	2.6
Minority interest income	—	—	0.4	—	0.4

Net income	$3.0	$3.0	$5.4	$(8.4)	$3.0

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2003

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$520.3	$445.3	$(118.2)	$847.4
Cost of sales	—	441.6	373.7	(118.2)	697.1
Selling, general and administrative expenses	—	62.1	59.9	—	122.0

Operating profit	—	16.6	11.7	—	28.3
Interest expense	—	(14.0)	(3.3)	—	(17.3)
Income from unconsolidated affiliates	9.0	8.6	—	(15.9)	1.7
Other income	—	—	0.2	—	0.2

Income before income taxes minority interest	9.0	11.2	8.6	(15.9)	12.9
Income tax provision	—	2.2	2.2	—	4.4

Income before minority interest	9.0	9.0	6.4	(15.9)	8.5
Minority interest income	—	—	0.5	—	0.5

Net income	$9.0	$9.0	$6.9	$(15.9)	$9.0

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Net cash provided by operating activities	$0.1	$11.2	$0.3	$0.3	$11.9
Investing activities
Expenditures for property, plant and equipment	—	(7.9)	(10.3)	—	(18.2)
Proceeds from the sale of assets	—	0.8	4.0	—	4.8

Net cash used for investing activities	—	(7.1)	(6.3)	—	(13.4)
Financing activities
Additions to long-term debt and revolving credit agreements	—	21.0	9.6	—	30.6
Reductions of long-term debt and revolving credit agreements	—	(21.7)	(22.6)	—	(44.3)
Notes receivable/payable, affiliates	0.5	(12.1)	11.9	(0.3)	—
Other - net	(0.6)	—	—	—	(0.6)

Net cash used for financing activities	(0.1)	(12.8)	(1.1)	(0.3)	(14.3)
Effect of exchange rate changes on cash	—	—	(3.6)	—	(3.6)

Cash and cash equivalents
Decrease for the period	—	(8.7)	(10.7)	—	(19.4)
Balance at beginning of the period	—	15.4	45.9	—	61.3

Balance at the end of the period	$—	$6.7	$35.2	$—	$41.9

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$3.1	$4.5	$(5.7)	$(5.3)	$(3.4)
Investing activities
Expenditures for property, plant and equipment	—	(6.3)	(3.3)	—	(9.6)
Proceeds from the sale of assets	—	11.5	1.3	—	12.8

Net cash provided by (used for) investing activities	—	5.2	(2.0)	—	3.2
Financing activities
Additions to long-term debt and revolving credit agreements	—	2.1	13.5	—	15.6
Reductions of long-term debt and revolving credit agreements	(3.1)	(1.9)	(33.7)	—	(38.7)
Notes receivable/payable, affiliates	2.6	(6.6)	1.2	2.8	—
Other - net	(2.6)	(2.5)	—	2.5	(2.6)

Net cash used for financing activities	(3.1)	(8.9)	(19.0)	5.3	(25.7)
Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)

Cash and cash equivalents
Increase (decrease) for the period	—	0.8	(27.0)	—	(26.2)
Balance at beginning of the period	—	5.3	49.6	—	54.9

Balance at the end of the period	$—	$6.1	$22.6	$—	$28.7

Note 8 - Segment Information

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2004	2003	2004	2003
REVENUES FROM EXTERNAL CUSTOMERS
NMHG Wholesale	$445.5	$389.2	$866.8	$771.8
NMHG Retail	62.5	57.5	130.1	111.4
Eliminations	(12.3)	(18.3)	(30.4)	(35.8)

	$495.7	$428.4	$966.5	$847.4

GROSS PROFIT
NMHG Wholesale	$61.9	$64.3	$124.8	$128.4
NMHG Retail	10.9	11.5	22.5	21.8
Eliminations	0.2	(0.3)	(0.1)	0.1

	$73.0	$75.5	$147.2	$150.3

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
NMHG Wholesale	$53.5	$48.8	$106.7	$99.2
NMHG Retail	12.2	11.2	25.1	22.9
Eliminations	0.1	(0.1)	(0.1)	(0.1)

	$65.8	$59.9	$131.7	$122.0

OPERATING PROFIT (LOSS)
NMHG Wholesale	$8.4	$15.5	$18.1	$29.2
NMHG Retail	(1.3)	0.3	(2.6)	(1.1)
Eliminations	0.1	(0.2)	—	0.2

	$7.2	$15.6	$15.5	$28.3

INTEREST EXPENSE
NMHG Wholesale	$(7.1)	$(7.3)	$(14.0)	$(14.5)
NMHG Retail	(1.4)	(0.9)	(2.6)	(1.8)
Eliminations	(0.2)	(0.5)	(0.6)	(1.0)

	$(8.7)	$(8.7)	$(17.2)	$(17.3)

INTEREST INCOME
NMHG Wholesale	$0.6	$0.7	$0.8	$1.2
NMHG Retail	—	—	—	0.1

	$0.6	$0.7	$0.8	$1.3

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2004	2003	2004	2003
OTHER - NET, INCOME (EXPENSE)
NMHG Wholesale	$1.2	$0.3	$1.5	$—
NMHG Retail	—	0.4	—	0.6
Eliminations	(0.1)	—	(0.1)	—

	$1.1	$0.7	$1.4	$0.6

INCOME TAX PROVISION (BENEFIT)
NMHG Wholesale	$(1.2)	$3.1	$(0.1)	$5.4
NMHG Retail	(0.6)	—	(1.4)	(0.7)
Eliminations	(0.4)	(0.3)	(0.6)	(0.3)

	$(2.2)	$2.8	$(2.1)	$4.4

NET INCOME (LOSS)
NMHG Wholesale	$4.4	$6.3	$6.9	$11.0
NMHG Retail	(2.1)	(0.2)	(3.8)	(1.5)
Eliminations	0.2	(0.4)	(0.1)	(0.5)

	$2.5	$5.7	$3.0	$9.0

DEPRECIATION AND AMORTIZATION EXPENSE
NMHG Wholesale	$6.6	$6.6	$13.3	$13.2
NMHG Retail	4.0	4.4	8.0	9.1

	$10.6	$11.0	$21.3	$22.3

CAPITAL EXPENDITURES
NMHG Wholesale	$8.6	$5.6	$15.4	$8.4
NMHG Retail	2.6	0.8	2.8	1.2

	$11.2	$6.4	$18.2	$9.6

	June 30	December 31
	2004	2003
TOTAL ASSETS
NMHG Wholesale	$1,198.7	$1,179.5
NMHG Retail	158.9	174.5
Eliminations	(88.4)	(79.0)

	$1,269.2	$1,275.0

NACCO typically charges fees to its operating subsidiaries, including NMHG. The amounts charged to NMHG for the three and six months ended June 30, 2003 were $2.1 million and $4.1 million, respectively. These amounts are included in selling, general and administrative expenses in the Consolidated Statements of Operations. No amount was charged for the six months ended June 30, 2004.

Note 9 - Equity Investments

NMHG has a 20% ownership interest in NFS, a joint venture with GE Capital Corporation, formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and national account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting.

Summarized financial information for this equity investment is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2004	2003	2004	2003
Revenues	$10.7	$11.2	$21.0	$21.7
Gross Profit	$7.2	$7.0	$13.9	$13.3
Net Income	$3.3	$2.4	$6.6	$4.9

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

(Tabular Amounts in Millions, Except Percentage Data)

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

FINANCIAL REVIEW

The segment and geographic results of operations for NMHG were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2004	2003	2004	2003
Revenues
Wholesale
Americas	$288.7	$251.7	$553.6	$507.9
Europe, Africa and Middle East	131.7	111.5	259.9	214.2
Asia-Pacific	25.1	26.0	53.3	49.7

	445.5	389.2	866.8	771.8

Retail (net of eliminations)
Americas	—	0.5	—	1.2
Europe, Africa and Middle East	21.3	19.9	42.9	37.4
Asia-Pacific	28.9	18.8	56.8	37.0

	50.2	39.2	99.7	75.6

NMHG Consolidated	$495.7	$428.4	$966.5	$847.4

Operating profit (loss)
Wholesale
Americas	$3.2	$13.0	$10.2	$26.2
Europe, Africa and Middle East	4.8	1.6	6.6	2.1
Asia-Pacific	0.4	0.9	1.3	0.9

	8.4	15.5	18.1	29.2

Retail (net of eliminations)
Americas	—	(0.1)	—	0.1
Europe, Africa and Middle East	(0.7)	(0.8)	(1.5)	(2.3)
Asia-Pacific	(0.5)	1.0	(1.1)	1.3

	(1.2)	0.1	(2.6)	(0.9)

NMHG Consolidated	$7.2	$15.6	$15.5	$28.3

	THREE MONTHS		SIX MONTHS
	2004	2003	2004	2003
Interest expense
Wholesale	$(7.1)	$(7.3)	$(14.0)	$(14.5)
Retail (net of eliminations)	(1.6)	(1.4)	(3.2)	(2.8)

NMHG Consolidated	$(8.7)	$(8.7)	$(17.2)	$(17.3)

Other income, net
Wholesale	$1.8	$1.0	$2.3	$1.2
Retail (net of eliminations)	(0.1)	0.4	(0.1)	0.7

NMHG Consolidated	$1.7	$1.4	$2.2	$1.9

Net income (loss)
Wholesale	$4.4	$6.3	$6.9	$11.0
Retail (net of eliminations)	(1.9)	(0.6)	(3.9)	(2.0)

NMHG Consolidated	$2.5	$5.7	$3.0	$9.0

A reconciliation of NMHG Wholesale’s federal statutory and effective income tax is as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2004	2003	2004	2003
Income before income taxes and minority interest:	$3.1	$9.2	$6.4	$15.9

Statutory taxes at 35%	$1.1	$3.2	$2.2	$5.6
Settlements	(1.5)	—	(1.5)	—
Other items	(0.8)	(0.1)	(0.8)	(0.2)

Income tax provision (benefit)	$(1.2)	$3.1	$(0.1)	$5.4

Effective tax rate	(38.7%)	33.7%	(1.6%)	34.0%

During the three and six months ended June 30, 2004, NMHG Wholesale’s effective income tax rate was affected by the settlement of income tax audits and transfer pricing disputes with various taxing authorities. Excluding the effect of the settlements, the effective income tax rate decreased in the three and six months ended June 30, 2004 due to a shift in the mix of earnings to jurisdictions with lower income tax rates.

A reconciliation of NMHG Retail’s federal statutory and effective income tax is as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2004	2003	2004	2003
Loss before income taxes and minority interest:	$(2.9)	$(0.9)	$(5.9)	$(3.0)

Statutory taxes at 35%	$(1.0)	$(0.3)	$(2.1)	$(1.1)
Settlements	(0.8)	—	(0.8)	—
Other items	0.8	—	0.9	0.1

Income tax provision (benefit)	$(1.0)	$(0.3)	$(2.0)	$(1.0)

Effective tax rate	34.5%	33.3%	33.9%	33.3%

During the three and six months ended June 30, 2004, the effective income tax rate for NMHG Retail was favorably affected by the benefit of a settlement of a foreign income tax claim in Asia-Pacific. Excluding the settlement, the effective income tax rate for the three months ended June 30, 2004 is not meaningful. The effective income tax rate for the first six months of 2004 excluding the effect of the settlement decreased compared with the first six months of 2003 due to a shift in the mix of earnings subject to valuation allowances.

Second Quarter of 2004 Compared with Second Quarter of 2003

NMHG Wholesale

Revenues:

The following table identifies the components of the changes in revenues for the second quarter of 2004 compared with the second quarter of 2003:

Revenues
2003	$389.2
Increase in 2004 from:
Unit volume	33.9
Foreign currency	12.6
Service parts	7.0
Unit price	2.5
Unit product mix	0.3

2004	$445.5

Revenues increased $56.3 million, or 14.5%, to $445.5 million in the second quarter of 2004 compared with $389.2 million in the second quarter of 2003, primarily due to an increase in lift truck shipments. Worldwide unit shipments increased 10.7% to 18,772 units in the second quarter of 2004 from 16,961 units in 2003 due to increases in unit shipments of 1,266 units, or 11.7%, in the Americas and 631 units, or 12.1%, in

Europe. Also contributing to the increase in revenues was the favorable impact of the translation of sales in foreign currencies to U.S. dollars, primarily in Europe; an increase in service part sales, due to higher volume in the Americas and Europe; and improved pricing in the Americas on unit and parts sales. The increase in volume was primarily driven by improved market conditions.

Operating profit:

The following table identifies the components of the changes in operating profit for the second quarter of 2004 compared with the second quarter of 2003:

Operating
Profit
2003	$15.5
Increase (decrease) in 2004 from:
Standard margin	6.2
Other cost of sales	(7.0)
NACCO fees	2.1
Other selling, general and administrative expenses	(5.3)
Foreign currency	(3.1)

2004	$8.4

NMHG Wholesale’s operating profit decreased $7.1 million, or 45.8%, primarily due to an increase in cost of sales as a result of an $8.9 million increase in material costs, mainly due to higher commodity costs for steel in the Americas and Europe. As this trend became apparent in the first half of 2004, NMHG implemented price increases intended to offset these material cost increases. However, the impact of these price increases on the second quarter of 2004 was minimal. Also contributing to the decline in operating profit was an increase in selling, general and administrative expenses primarily due to a $3.4 million adjustment reducing product liability expenses in the second quarter of 2003 due to favorable product liability experience. In addition, during the second quarter of 2004, there was an increase in marketing expenses in the Americas and Europe, mainly due to marketing programs related to the introduction of new products currently in development. Additionally, the operating results for the second quarter of 2003 included a $1.1 million gain on the sale of an idle facility. The impact of foreign currency translation was unfavorable as a result of a weaker U.S. dollar in the second quarter of 2004 compared with the second quarter of 2003. These unfavorable factors affecting operating profit were partially offset by an increase in standard margins due to the increase in sales volumes discussed above. Also favorably affecting operating results was a $2.1 million decrease due to the temporary suspension of fees charged by NACCO and a $1.0 million reversal of previously accrued restructuring costs in Europe in the second quarter of 2004. See further discussion under the heading “Restructuring Programs” below.

Net income:

Net income decreased $1.9 million to $4.4 million in the second quarter of 2004 compared with $6.3 million in the second quarter of 2003, as the impact of the decrease in operating profit was partially offset by the $1.5 million tax benefit previously discussed, an increase in income from unconsolidated affiliates and a decrease in NMHG Wholesale’s effective income tax rate.

Backlog:

The worldwide backlog level was 24,700 units at June 30, 2004 compared with 19,400 units at June 30, 2003 and 24,500 units at March 31, 2004. The increase over the prior year backlog was primarily due to increased demand for lift trucks in the Americas.

NMHG Retail (net of eliminations)

Revenues:

The following table identifies the components of the changes in revenues for the second quarter of 2004 compared with the second quarter of 2003:

Revenues
2003	$39.2
Increase (decrease) in 2004 from:
Foreign currency	8.2
Decrease in intercompany eliminations	6.4
Sales of lift trucks	(4.9)
Service, parts, rental and other	1.3

2004	$50.2

Revenues increased $11.0 million, or 28.1%, to $50.2 million for the quarter ended June 30, 2004 compared with the quarter ended June 30, 2003. Revenues for the second quarter of 2003 included $0.5 million from NMHG Retail’s only wholly owned U.S. dealer, which was sold on January 3, 2003. See further discussion under the heading “2003 Sale of U.S. Dealer” below. The increase in revenues was primarily due to the favorable impact of translating sales in foreign currencies to U.S. dollars. Also contributing to the increase was a decrease in the elimination of sales from NMHG Wholesale to NMHG Retail as a result of the timing of shipments from NMHG Wholesale and the manner in which units were sold and financed in Asia-Pacific. In the second quarter of 2004, units were primarily sold to a third-party lessor rather than directly to NMHG Retail. These increases in revenues were partially offset by a decrease in NMHG Retail’s revenues from lift truck sales due primarily to a change in mix to lower-priced lift trucks in Europe and Asia-Pacific, as well as a decrease in rental revenues due to underutilization.

Operating profit (loss):

The following table identifies the components of the changes in operating profit (loss) for the second quarter of 2004 compared with the second quarter of 2003:

Operating Profit (Loss)
2003	$0.1
Increase (decrease) in 2004 from:
Rental contracts	(1.4)
Sales of lift trucks	(0.5)
Selling, general and administrative expenses	0.3
Other	0.3

2004	$(1.2)

NMHG Retail’s operating loss for the quarter ended June 30, 2004 was $1.2 million, $1.3 million lower than the 2003 operating profit of $0.1 million, as lower margins on rental arrangements and sales of lift trucks were partially offset by a decrease in operating expenses. The lower rental margins were primarily due to the decrease in rental revenues as well as increased repairs and maintenance costs on the overall rental fleet. The lower profits on lift truck sales were the result of lower revenues from the sale of lift trucks. The decrease in selling, general and administrative expenses was due to the positive impact of previously-implemented restructuring programs, which was partially offset by a $0.3 million reversal of restructuring accruals in Europe during the second quarter of 2003.

Net loss:

NMHG Retail’s net loss increased $1.3 million to $1.9 million in the second quarter of 2004 from $0.6 million in the second quarter of 2003. The increase in net loss was due to the increase in operating loss discussed above as well as an increase in interest expense due to higher borrowings and the unfavorable effect of a decrease in NMHG Retail’s effective income tax rate, partially offset by the previously-discussed $0.8 million tax benefit.

First Six Months of 2004 Compared with First Six Months of 2003

NMHG Wholesale

Revenues:

The following table identifies the components of the changes in revenues for the first six months of 2004 compared with the first six months of 2003:

Revenues
2003	$771.8
Increase in 2004 from:
Unit volume	37.0
Foreign currency	33.3
Service parts	12.6
Unit product mix	9.4
Unit price	2.7

2004	$866.8

Revenues increased $95.0 million, or 12.3%, to $866.8 million in the first six months of 2004 compared with $771.8 million in the first six months of 2003. The increase was primarily due to an increase in units shipped and the favorable impact of translating sales in foreign currencies to U.S dollars, primarily in Europe. Also contributing to the increase in revenues in the Americas was an increase in parts sales due to increased demand, an improvement in unit product mix as a greater proportion of higher priced trucks were shipped compared with last year, and an increase in unit prices.

Worldwide unit shipments increased 5.8% to 36,396 units in the first six months of 2004 from 34,413 units in 2003 as units shipped increased 1,523 units, or 15.2%, in Europe and 586 units, or 2.6%, in the Americas. Higher volumes in Europe and in the Americas were primarily attributed to growth in the overall lift truck market in each geographic area. Also contributing to the increase in Europe was an improvement in market share. The growth in Europe and the Americas was partially offset by a 126 unit, or 6.8%, decrease in shipments in Asia-Pacific, primarily due to timing.

Operating profit:

The following table identifies the components of the changes in operating profit for the first six months of 2004 compared with the first six months of 2003:

Operating
Profit
2003	$29.2
Increase (decrease) in 2004 from:
Standard margin	9.8
Other cost of sales	(10.7)
NACCO fees	4.1
Other selling, general and administrative expenses	(9.2)
Foreign currency	(5.1)

2004	$18.1

NMHG Wholesale’s operating profit decreased $11.1 million, or 38.0%, to $18.1 million in the first six months of 2004 compared with $29.2 million in the first six months of 2003. The decrease in operating profit was due in part to a $12.6 million increase in material costs, primarily the result of higher commodity costs for steel in Europe and the Americas. Also contributing to the decrease in operating profit were higher selling, general and administrative expenses, primarily due to increased marketing expenses, a $3.4 million adjustment reducing product liability expenses in the second quarter of 2003 due to favorable product liability experience, and an overall increase in employee-related costs. The increase in marketing expenses was primarily associated with the pending introduction of the Company’s 1 to 8 ton product line currently in development. Additionally, operating profit in the Americas was adversely affected by the unfavorable impact of currency translation due mainly to the weakness of the U.S. dollar in the first half of 2004 compared with the first half of 2003. These negative factors affecting operating profit were partially offset by an increase in standard margins, primarily due to higher revenues, and the favorable effect of the temporary suspension of fees charged by NACCO.

Net income:

Net income decreased $4.1 million to $6.9 million in the first six months of 2004 compared with $11.0 million in the first six months of 2003, as the impact of a lower operating profit was partially offset by the previously-discussed $1.5 million tax benefit, a $0.9 million increase in income from unconsolidated affiliates and a decrease in NMHG Wholesale’s effective income tax rate.

NMHG Retail (net of eliminations)

Revenues:

The following tables identifies the components of the changes in revenues for the first six months of 2004 compared with the first six months of 2003:

Revenues
2003	$75.6
Increase (decrease) in 2004 from:
Foreign currency	20.7
Decrease in intercompany eliminations	5.8
Sales of lift trucks	(5.3)
Service, parts, rental and other	2.9

2004	$99.7

Revenues increased $24.1 million, or 31.9%, to $99.7 million for the six months ended June 30, 2004 compared with $75.6 million for the six months ended June 30, 2003. Revenues for the first six months of 2003 included $1.2 million from NMHG Retail’s only wholly owned U.S. dealer, which was sold on January 3, 2003. See further discussion under the heading “2003 Sale of U.S. Dealer” below. The increase in revenues was primarily due to the favorable impact of translating sales in foreign currencies as a result of a weaker U.S. dollar in the first half of 2004 compared with the first half of 2003. Also contributing to the increase was a decrease in the elimination of intercompany sales between NMHG Wholesale and NMHG Retail, as a result of the timing of shipments from NMHG Wholesale and the manner in which units were sold and financed in Asia-Pacific. In the first six months of 2004, units were primarily sold to a third-party lessor rather than directly to NMHG Retail. The increase in revenues was also positively affected by an increase in service revenues. These increases in revenues were partially offset by a decrease in lift trucks sales due to lower unit sales in Asia-Pacific and a shift in mix to lower-priced lift trucks, as well as decreases in rental and parts revenues primarily in Europe.

Operating loss:

The following table identifies the components of the changes in operating loss for the first six months of 2004 compared with the first six months of 2003:

Operating Loss
2003	$(0.9)
Wind-down costs of previously sold dealers	1.0

0.1
Increase (decrease) in 2004 from:
Rental contracts	(2.8)
Sales of lift trucks	(0.5)
Selling, general and administrative expenses	0.7
Other	(0.1)

2004	$(2.6)

NMHG Retail’s operating loss for the six months ended June 30, 2004 was $2.6 million, $1.7 million higher than the 2003 operating loss of $0.9 million. The 2003 results include wind-down costs related to the settlement of contingent liabilities for previously-sold dealers. In addition, the higher operating loss in the first six months of 2004 was primarily driven by a decrease in operating profits from rental arrangements, primarily due to increased repairs and maintenance costs on rental equipment, including cost to maintain idle equipment due to timing of short-term rentals, and lower rental revenues. Additionally, profits from the sales of new and used lift trucks decreased $0.5 million, as the impact of lower sales was partially offset by improved margins, primarily in Asia-Pacific. The decrease in operating loss was partially offset by a decrease in selling, general and administrative expenses as a result of cost saving measures, including the 2001 Restructuring Program in Europe discussed under the heading “Restructuring Programs” below.

Net loss:

NMHG Retail’s net loss increased $1.9 million to $3.9 million in the first six months of 2004 from $2.0 million in the first six months of 2003, primarily due to the decrease in operating profit discussed above. Also contributing to the decrease was an increase in interest expense and the unfavorable effect of a decrease in NMHG Retail’s effective income tax rate. The overall increase in the net loss was partially offset by the previously-discussed $0.8 million tax benefit.

2003 Sale of U.S. Dealer:

On January 3, 2003, NMHG sold substantially all of the assets and liabilities of its wholly owned dealer in the U.S., which comprised the Americas component of NMHG Retail. Revenues from the NMHG Retail-Americas operation in the three and six months ended June 30, 2003 were $0.5 million and $1.2 million, respectively, net of eliminations from transactions with NMHG Wholesale. As a result of the sale of this business, no additional revenues or losses are expected. However, NMHG Wholesale sold lift trucks and service parts to the new independent owner of this retail dealership in 2003 and in the first six months of 2004 and such sales are expected to continue.

Restructuring Programs

NMHG 2002 Restructuring Program

During the second quarter of 2004, the Company reduced its original accrual for severance in Europe under the 2002 Restructuring Program by $1.0 million as a result of employees leaving prior to becoming eligible for severance benefits and an additional decrease in the total number of employees estimated to be severed as a result of an increase in estimates of future production levels. Approximately $4.8 million of pre-tax restructuring related costs, primarily as a result of manufacturing inefficiencies which were not eligible for accrual in December 2002, were expensed during the first six months of 2004. Additional costs, not eligible for accrual, for severance and manufacturing inefficiencies are expected to be approximately $2.5 million for the remainder of 2004, $4.4 million in 2005 and $4.6 million in 2006. Cost savings, primarily from reduced employee wages and benefits were $1.2 million in the first six months of 2004 and are expected to be $4.6 million for the remainder of 2004. Cost savings of $10.3 million and $10.8 million are expected in 2005 and 2006, respectively, with annual cost savings of $14.7 million thereafter. Changes in the timing of implementation of certain plant projects in Europe as part of this restructuring program have resulted in delays in the expected recognition of future costs and realization of future benefits from amounts previously reported. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting effect on manufacturing efficiencies.

This restructuring program will allow the Company to re-focus its operating activities, including the manufacturing of new products in Europe. As a result, the Company expects to receive government grants during 2004 and 2005 totaling approximately $4.2 million, which are included in the projected cost savings noted above.

NMHG 2001 Restructuring Program

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. As of December 31, 2003, severance payments, net of currency effects, of $3.3 million had been made to approximately 117 employees and $0.7 million of the amount originally accrued was reversed. A payment of $0.1 million was made to one employee during the first half of 2004. The remaining payments of $0.5 million are expected to be completed during 2004. Cost savings primarily from reduced employee wages, employee benefits and lease costs of approximately $1.5 million pre-tax were realized in the first six months of 2004 and are expected to be approximately $1.6 million pre-tax for the remainder of 2004 related to this program. Annual pre-tax cost savings of $3.1 million are expected to continue subsequent to 2004. Estimated cost savings could be reduced by additional severance payments, if any, made to employees above the statutory or contractually required amount that was accrued in 2001 or due to changes in foreign currency rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

			Increase
	2004	2003	(decrease)
Operating activities:
Net income	$3.0	$9.0	$(6.0)
Depreciation and amortization	21.3	22.3	(1.0)
Non-cash items	3.8	—	3.8
Working capital changes	(16.2)	(34.7)	18.5

Net cash provided by (used for) operating activities	11.9	(3.4)	15.3
Investing activities:
Expenditures for property, plant and equipment	(18.2)	(9.6)	(8.6)
Proceeds from the sale of assets	4.8	12.8	(8.0)

Net cash provided by (used for) investing activities	(13.4)	3.2	(16.6)

Cash flow before financing activities	$(1.5)	$(0.2)	$(1.3)

Operating cash flow increased $15.3 million, despite a $6.0 million decrease in net income, primarily due to the favorable impact of movements in accounts payable and accounts receivable. Operating cash flow increased $23.8 million primarily as a result of favorable movements in accounts payable due to the timing of payments during 2004. Additionally, accounts receivable performance improved $18.4 million primarily due to improved collections. The positive cash flow impact of payables and receivables was partially offset by the unfavorable cash flow impact of increases in inventory levels in the Americas and Europe, primarily due to increased unit sales volumes and backlog.

Investing cash flows decreased $16.6 million, primarily due to an increase in spending on property, plant and equipment and a decrease in the proceeds from the sale of assets. The increase in capital spending was primarily due to an increase in spending for production capacity and tooling related to the production of 1 to 8 ton lift trucks currently in development, a new paint system for a facility in Europe, and an increase in purchases of rental equipment by NMHG Retail in Asia-Pacific. The decrease in proceeds from the sale of assets is primarily due to the sale of the Company’s wholly owned U.S. dealer in the first quarter of 2003.

			(Increase)
	2004	2003	decrease
Financing activities:
Net reduction of long-term debt and revolving credit agreements	$(13.7)	$(23.1)	$9.4
Financing fees paid	(0.6)	(0.1)	(0.5)
Cash dividends paid to NACCO	—	(2.5)	2.5

Net cash used for financing activities	$(14.3)	$(25.7)	$11.4

Cash used for financing activities decreased $11.4 million in the first six months of 2004 compared with the first six months of 2003 primarily due to an increase in borrowings to fund NMHG Retail’s operations. The increase in borrowings was partially offset by an increase in repayments as NMHG Wholesale used available cash to pay down outstanding debt. Additionally, during the second quarter of 2004, NMHG amended its revolving credit facility, resulting in the payment of additional financing fees. See further discussion under the heading “Financing Activities” below.

Financing Activities

During the second quarter of 2004, NMHG amended its secured, floating-rate revolving credit facility to, among other things, reduce the size of the facility to $135.0 million from $175.0 million, reduce the applicable interest rate margins, reduce the minimum excess availability requirement from $15.0 million to $10.0 million and extend the term of the agreement until May 9, 2007. The maximum availability under the revolving credit facility, as amended, is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the revolving credit facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. At June 30, 2004, the borrowing base under the revolving credit facility was $76.9 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There were no borrowings outstanding under this facility at June 30, 2004.

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

In addition to the amount outstanding under the Senior Notes, NMHG had borrowings of approximately $30.7 million outstanding at June 30, 2004 under various working capital facilities.

Both the revolving credit facility and terms of the Senior Notes include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. The revolving credit facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At June 30, 2004, the Company is in compliance with all of its debt covenants.

NMHG believes that funds available under the revolving credit facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of NMHG’s revolving credit facility in May 2007.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2003, there have been no significant changes in the total amount of NMHG’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2003.

Capital Expenditures

Expenditures for property, plant and equipment were $15.4 million for NMHG Wholesale and $2.8 million for NMHG Retail during the first six months of 2004. These capital expenditures included tooling for new products, plant improvements, machinery, equipment and lease and rental fleet. It is estimated that NMHG Wholesale’s capital expenditures will be approximately $17.5 million and NMHG Retail’s capital expenditures will be approximately $1.0 million for the remainder of 2004. Planned expenditures for the remainder of 2004 include tooling related to the launch of the new 1 to 8 ton internal combustion engine lift trucks currently in development, investments in manufacturing equipment and plant improvements and lease and rental fleet additions. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.

Capital Structure

NMHG’s capital structure is presented below:

	June 30	December 31
	2004	2003	Change
Total net tangible assets	$364.2	$380.1	$(15.9)
Goodwill and other intangibles at cost	497.0	499.3	(2.3)

Net assets before amortization of intangibles	861.2	879.4	(18.2)
Accumulated goodwill and other intangibles amortization	(146.1)	(146.4)	0.3
Debt	(292.9)	(307.7)	14.8
Minority interest	(0.1)	(0.5)	0.4

Stockholder’s equity	$422.1	$424.8	$(2.7)

Debt to total capitalization	41%	42%	(1)%

The decrease in total net tangible assets is primarily due to a $24.7 million increase in payables as a result of the timing of cash disbursements at the end of the second quarter of 2004, a decrease in cash, primarily the result of debt repayments, and a decrease in accounts receivable due to collections. The overall decrease in net tangible assets was partially offset by an increase in inventories, primarily due to the increase in unit sales volume and backlog. Debt decreased as a result of the availability of excess cash to pay down outstanding balances during the first six months of 2004.

Stockholder’s equity decreased $2.7 million in the first six months of 2004 as net income of $3.0 million was more than offset by a $5.7 million decrease in Other comprehensive income (loss) (OCI). The change in OCI was the result of a $4.4 million unfavorable adjustment to the foreign currency cumulative translation balance and a $1.3 million loss on deferred cash flow hedges.

RELATED PARTY TRANSACTIONS

NACCO typically charges its operating subsidiaries for services provided by its corporate headquarters. NACCO charged fees of $2.1 million and $4.1 million to NMHG during the three and six months ended June 30, 2003, respectively, which are included in selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Income. No such fees were charged to NMHG in the first six months of 2004.

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

OUTLOOK

NMHG Wholesale

NMHG Wholesale expects substantially stronger lift truck markets in the second half of 2004 in the Americas and China, stronger lift truck markets in Japan and the rest of Asia-Pacific, and relatively flat lift truck markets in Europe. While second quarter backlog rose significantly compared with a year ago and is anticipated to remain strong, NMHG Wholesale anticipates that its unit shipment levels for 2004 will increase at controlled rates to accommodate the phase in of newly designed products at its manufacturing facilities in early 2005. Nevertheless, NMHG Wholesale expects to continue to increase volumes over 2003 levels in the third and fourth quarters of 2004.

Adverse currency movements and increased material costs related to steel and freight are anticipated to continue to negatively affect the remainder of 2004. Additionally, the third quarter is generally seasonally weak as a result of summer vacation plant shutdowns. However, NMHG Wholesale is hopeful that price increases as well as cost reduction efforts will help mitigate the effects of these items in the second half of 2004, particularly in the fourth quarter, and in 2005 when additional programs related to its new product development, global procurement, manufacturing restructuring and quality enhancement programs should also have an impact. Further, the Company continues to monitor material cost increases and evaluate the need and opportunity for future price increases on a regular basis. Product development and product introduction costs related to the new product development programs are expected to continue at current high levels through 2005, while costs attributable to the manufacturing restructuring program are anticipated to decline compared with 2003. In addition, results for the second half of 2004 will continue to be affected by adverse mix as production schedules for certain higher-margin trucks are limited as a result of the transition in manufacturing to accommodate new engine emission requirements and the introduction of new products in early 2005.

Longer-term, global lift truck markets are expected to return gradually to average pre-recession levels by 2007-2008. Also, NMHG Wholesale’s various long-term programs are expected to enhance profitability and generate growth as they begin to mature, particularly in the 2006-2008 period. In particular, NMHG Wholesale continues to move forward with significant new product development programs. The Company has scheduled the initial introduction of the next wave of these new products for early 2005, with expected introduction of all of these products by the end of 2008. The Company also expects to complete the Americas portion of its manufacturing reorganization program by the end of 2005 with a consequent reduction in manufacturing costs and an improvement in productivity.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to the Company’s operations include, without limitation:

(1) changes in demand for lift trucks and related aftermarket parts and service on a worldwide basis, especially in the U.S. where the Company derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or changes in costs of raw materials or sourced products and labor, (4) customer acceptance of, changes in the prices of, or delays in the development of new products, (5) delays in manufacturing and delivery schedules, (6) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (7) product liability or other litigation, warranty claims or returns of products, (8) delays in or increased costs of restructuring programs, (9) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement initiatives, (10) acquisitions and/or dispositions of dealerships by NMHG, (11) changes mandated by federal and state regulation including health, safety or environmental legislation and (12) the uncertain impact on the economy or the public’s confidence in general from terrorist activities and the impact of the situation in Iraq.

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

Changes in internal control over financial reporting: During the second quarter of 2004, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

             None

Item 5. Other Information

             None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

See Exhibit Index on page 40 of this quarterly report on Form 10-Q.

(b)	Reports on Form 8-K.

None.

Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMHG Holding Co.

(Registrant)

Date August 6, 2004	/s/ Michael K. Smith

Michael K. Smith
Vice President Finance & Information Systems,
and Chief Financial Officer
(Authorized Officer and Principal
Financial and Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits
10.37
Fourth Amendment, dated as of June 30, 2004, to the Credit Agreement dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Citigroup Global Markets Inc. and Credit Suisse First Boston (“CSFB”) as joint arrangers and joint bookrunners and CSFB as syndication agent

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