Form 10-Q
period 2004-09-30
NMHG HOLDING CO
filed 2004-11-04
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES ☐ NO ☒

     At October 31, 2004, 100 common shares were outstanding.

NMHG HOLDING CO.

Part I
FINANCIAL INFORMATION

Item 1. Financial Statements

NMHG HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31
	2004	2003
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$30.4	$61.3
Accounts receivable, net	242.6	236.2
Tax advances, NACCO Industries, Inc.	14.2	24.5
Inventories	304.9	247.7
Deferred income taxes	23.1	20.4
Prepaid expenses and other	22.6	17.6

Total Current Assets	637.8	607.7
Property, Plant and Equipment, Net	233.1	242.9
Goodwill	350.3	351.3
Other Non-current Assets	74.4	73.1

Total Assets	$1,295.6	$1,275.0

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$224.8	$208.0
Accounts payable, affiliate	20.1	23.0
Revolving credit agreements	9.1	17.1
Current maturities of long-term debt	12.1	20.5
Notes payable, parent company	20.0	—
Accrued payroll	23.7	26.3
Accrued warranty obligations	27.4	25.7
Other current liabilities	114.1	112.5

Total Current Liabilities	451.3	433.1
Long-term Debt	266.0	270.1
Other Non-current Liabilities	148.0	146.5
Minority Interest	—	0.5
Stockholder’s Equity
Common stock, par value $1 per share, 100 shares authorized; 100 shares outstanding	—	—
Capital in excess of par value	198.2	198.2
Retained earnings	245.6	238.2
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	24.9	25.5
Minimum pension liability adjustment	(38.4)	(38.4)
Deferred gain on cash flow hedging	—	1.3

	430.3	424.8

Total Liabilities and Stockholder’s Equity	$1,295.6	$1,275.0

See notes to unaudited condensed consolidated financial statements.

NMHG HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2004	2003	2004	2003
	(In millions)
Revenues	$494.5	$407.9	$1,461.0	$1,255.3
Cost of sales	420.6	335.7	1,239.9	1,032.8

Gross Profit	73.9	72.2	221.1	222.5
Selling, general and administrative expenses	68.7	66.4	200.4	188.4

Operating Profit	5.2	5.8	20.7	34.1
Other income (expense)
Interest expense	(8.3)	(8.6)	(25.5)	(25.9)
Loss on interest rate swap agreements	—	(0.4)	(0.1)	(1.1)
Income from other unconsolidated affiliates	1.1	0.7	3.7	2.4
U.S. Customs award	6.7	—	6.7	—
Other - net	0.2	0.5	(0.1)	1.4

	(0.3)	(7.8)	(15.3)	(23.2)

Income (Loss) Before Income Taxes and Minority Interest	4.9	(2.0)	5.4	10.9
Income tax provision (benefit)	0.6	(4.2)	(1.5)	0.2

Income Before Minority Interest	4.3	2.2	6.9	10.7
Minority interest income	0.1	0.4	0.5	0.9

Net Income	$4.4	$2.6	$7.4	$11.6

Comprehensive Income	$8.2	$4.8	$5.5	$30.1

See notes to unaudited condensed consolidated financial statements.

NMHG HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2004	2003
	(In millions)
Operating Activities
Net income	$7.4	$11.6
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	31.7	32.6
Deferred income taxes	(4.2)	2.9
Minority interest income	(0.5)	(0.9)
Other non-cash items	6.6	3.6
Working capital changes
Affiliate receivable/ payable	10.5	(5.8)
Accounts receivable	(14.3)	(25.0)
Inventories	(63.5)	(31.1)
Other current assets	(3.3)	(3.0)
Accounts payable and other liabilities	18.3	5.3

Net cash used for operating activities	(11.3)	(9.8)
Investing Activities
Expenditures for property, plant and equipment	(27.0)	(18.4)
Proceeds from the sale of assets	6.8	13.6
Capital grants	1.9	—

Net cash used for investing activities	(18.3)	(4.8)
Financing Activities
Additions to long-term debt and revolving credit agreements	31.8	19.3
Reductions of long-term debt and revolving credit agreements	(50.2)	(32.6)
Cash dividends paid	—	(3.8)
Notes payable, parent company	20.0	—
Financing fees paid	(0.7)	(0.1)

Net cash provided by (used for) financing activities	0.9	(17.2)
Effect of exchange rate changes on cash	(2.2)	0.7

Cash and Cash Equivalents
Decrease for the period	(30.9)	(31.1)
Balance at the beginning of the period	61.3	54.9

Balance at the end of the period	$30.4	$23.8

See notes to unaudited condensed consolidated financial statements.

NMHG HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	NINE MONTHS ENDED
	SEPTEMBER 30
	2004	2003
	(In millions)
Common Stock	$—	$—

Capital in Excess of Par Value	198.2	198.2

Retained Earnings
Beginning balance	238.2	226.8
Net income	7.4	11.6
Cash dividends declared	—	(5.0)

	245.6	233.4

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(11.6)	(42.7)
Foreign currency translation adjustment	(0.6)	18.1
Reclassification of hedging activity into earnings	(1.8)	—
Current period cash flow hedging activity	0.5	0.4

	(13.5)	(24.2)

Total Stockholder’s Equity	$430.3	$407.4

See notes to unaudited condensed consolidated financial statements.

NMHG HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2004 and the results of its operations for the three and nine months ended September 30, 2004 and 2003 and the results of its cash flows and changes in stockholder’s equity for the nine months ended September 30, 2004 and 2003 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.

Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 – Recent Accounting Pronouncements

In July 2004, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. The Company does not expect the adoption of EITF 02-14 to have a material impact on the Company’s financial position or results of operations.

In January 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1 and in May 2004 issued FSP No. FAS 106-2 both titled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1” and “FSP 106-2”). FSP

106-1 allows companies to make a one-time election to defer the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) that was signed into law on December 8, 2003. The Act establishes a prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefits that are at least actuarially equivalent to Medicare’s prescription drug coverage.

Statement of Financial Accounting Standards (“SFAS”) No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” requires presently enacted changes in relevant laws to be considered in current period measurements of the accumulated postretirement benefit obligation and the net postretirement benefit costs. FSP 106-2 supersedes FSP 106-1 and provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans, which provide prescription drug benefits. FSP 106-2 requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. Under the guidance of FSP 106-1, the Company elected to defer accounting for the effects of the Act. This deferral remains in effect until the appropriate effective date of FSP 106-2. For entities that elected deferral and for which the impact is significant, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Entities for which FSP 106-2 does not have a significant impact are permitted to delay recognition of the effects of the Act until the next regularly scheduled measurement date following the issuance of FSP 106-2. The Company does not expect the effects of the Act will have a significant impact on the Company’s financial position or results of operations and will therefore delay recognition until the Company’s measurement date.

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

Note 3 - Inventories

Inventories are summarized as follows:

	SEPTEMBER 30	DECEMBER 31
	2004	2003
Manufactured inventories:
Finished goods and service parts	$131.2	$113.5
Raw materials and work in process	166.8	121.6

Total manufactured inventories	298.0	235.1
Retail inventories:	28.2	27.9

Total inventories at FIFO	326.2	263.0
LIFO reserve	(21.3)	(15.3)

	$304.9	$247.7

The cost of certain manufactured and retail inventories has been determined using the LIFO method. At September 30, 2004 and December 31, 2003, 61% of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.

Note 4 - Restructuring Charges

The changes to the Company’s restructuring accruals since December 31, 2003 are as follows:

		Lease
	Severance	Impairment	Other	Total
NMHG Wholesale
Balance at December 31, 2003	$6.7	$—	$0.6	$7.3
Reversal	(1.0)	—	—	(1.0)
Payments	(1.8)	—	(0.3)	(2.1)

Balance at September 30, 2004	$3.9	$—	$0.3	$4.2

NMHG Retail
Balance at December 31, 2003	$0.4	$0.2	$—	$0.6
Payments	(0.1)	(0.1)	—	(0.2)

Balance at September 30, 2004	$0.3	$0.1	$—	$0.4

2002 Restructuring Program

As announced in December 2002, NMHG Wholesale has phased out its Lenoir, North Carolina, lift truck component facility and is restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. During the fourth quarter of 2002, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million pre-tax. Of this amount, $3.8 million related to a non-cash asset impairment charge for building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments of $1.8 million were made to approximately 122 employees during the first nine months of 2004. Payments of $0.3 million related to post-employment medical benefits were made during the first nine months of 2004. The post-employment medical accrual is included in the table above under Other. Payments related to this restructuring program are expected to continue through 2006. In addition, $1.0 million of the amount originally accrued for severance was reversed as a result of employees leaving prior to becoming eligible for severance benefits and an additional decrease in the total number of employees estimated to be severed as a result of an increase in estimates of future production levels. Approximately $5.1 million of pre-tax restructuring related costs, which were primarily related to manufacturing inefficiencies and were not eligible for accrual when the restructuring program was announced in December 2002, were expensed in the first nine months of 2004 and are not shown in the table above. Of the $5.1 million additional costs incurred during the first nine months of 2004, $4.7 million is classified as cost of sales and $0.4 million is classified as selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Income for the nine months ended September 30, 2004.

2001 Restructuring Program

NMHG Retail recognized a restructuring charge of approximately $4.7 million pre-tax in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. Payments of $0.2 million were made during the first nine months of 2004. The remaining payments of $0.4 million are expected to be completed during the fourth quarter of 2004.

Note 5 - Accounting for Guarantees

Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at September 30, 2004 and December 31, 2003 were $196.3 million and $183.2 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations, which are not significant, have been reserved for in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at September 30, 2004 was approximately $224.3 million, based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks.

NMHG has a 20% ownership interest in NFS, a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to Hyster and Yale lift truck dealers and national account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of the customer or concentration issues within GECC necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At September 30, 2004, $161.1 million of the $196.3 million of guarantees discussed above related to transactions with NFS. In addition, in connection with the current joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At September 30, 2004, the amount of NFS’ debt guaranteed by NMHG was $114.2 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

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

Changes in the Company’s current and long-term warranty obligations, including deferred revenue on extended warranty contracts are as follows:

2004
Balance at the beginning of the year	$40.3
Warranties issued	24.5
Settlements made	(25.2)

Balance at September 30	$39.6

Note 6 – Retirement Benefit Plans

The Company maintains various defined benefit pension plans. In 1996, pension benefits were frozen for employees covered under NMHG’s United States plans, except for those NMHG employees participating in collective bargaining agreements. As a result, in the United States, only certain employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees of the Company, including employees whose pension benefits were frozen as of December 31, 1996, will receive retirement benefits under defined contribution retirement plans. The Company’s policy is to periodically make contributions to fund its defined benefit pension plans within the range allowed by applicable regulations. The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expects to contribute approximately $4.6 million to its U.S. pension plans in 2004. The Company now expects to contribute approximately $3.0 million in 2004. For the nine months ended September 30, 2004, the Company contributed $2.2 million to its U.S. pension plans.

The Company also maintains health care and life insurance plans, which provide benefits to certain eligible retired employees. Under the Company’s current policy, plan benefits are funded at the time they are due to participants. The plans have no assets.

As a result of the Company’s election to defer the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), any measures relating to postretirement benefits do not reflect the impact of the Act on the plans.

The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2004	2003	2004	2003
U.S. Pension
Service cost	$—	$—	$0.2	$0.2
Interest cost	1.1	1.1	3.2	3.2
Expected return on plan assets	(1.1)	(1.1)	(3.3)	(3.3)
Net amortization	0.3	0.2	0.9	0.5

Total	$0.3	$0.2	$1.0	$0.6

Non-U.S. Pension
Service cost	$0.7	$0.5	$2.0	$1.6
Interest cost	1.3	1.1	3.9	3.3
Expected return on plan assets	(1.8)	(1.6)	(5.2)	(4.7)
Employee contributions	(0.1)	1.5	(0.4)	1.2
Net amortization	0.6	(1.2)	1.8	(0.4)

Total	$0.7	$0.3	$2.1	$1.0

Post-retirement
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	0.1	0.1	0.4	0.4
Net amortization	—	0.6	—	1.8

Total	$0.2	$0.8	$0.5	$2.3

Note 7 – Unaudited Condensed Consolidating Guarantor and Non-Guarantor Financial Information

The following tables set forth the Unaudited Condensed Consolidating Balance Sheets as of September 30, 2004 and December 31, 2003, the Unaudited Condensed Consolidating Statements of Income for the three and nine months ended September 30, 2004 and 2003 and the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003. The following information is included as a result of the guarantee of the Parent Company’s Senior Notes by each of NMHG’s wholly owned U.S. subsidiaries (“Guarantor Companies”). None of the Company’s other subsidiaries has guaranteed the Senior Notes. Each of the guarantees is joint and several and full and unconditional. “NMHG Holding” includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AT SEPTEMBER 30, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Cash and cash equivalents	$—	$6.9	$23.5	$—	$30.4
Accounts and notes receivable, net	12.2	100.7	218.0	(88.3)	242.6
Inventories	—	161.6	143.4	(0.1)	304.9
Other current assets	2.3	69.8	34.6	(46.8)	59.9

Total current assets	14.5	339.0	419.5	(135.2)	637.8
Property, plant and equipment, net	—	131.7	101.4	—	233.1
Goodwill	—	307.3	43.0	—	350.3
Other non-current assets	673.0	327.8	24.1	(950.5)	74.4

Total assets	$687.5	$1,105.8	$588.0	$(1,085.7)	$1,295.6

Accounts payable	$—	$167.6	$151.2	$(73.9)	$244.9
Other current liabilities	9.5	140.0	108.2	(60.4)	197.3
Revolving credit agreements	—	—	9.1	—	9.1

Total current liabilities	9.5	307.6	268.5	(134.3)	451.3
Long-term debt	247.7	267.8	47.0	(296.5)	266.0
Other non-current liabilities	—	120.7	48.2	(20.9)	148.0
Stockholder’s equity	430.3	409.7	224.3	(634.0)	430.3

Total liabilities and stockholder’s equity	$687.5	$1,105.8	$588.0	$(1,085.7)	$1,295.6

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AT DECEMBER 31, 2003

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Cash and cash equivalents	$—	$15.4	$45.9	$—	$61.3
Accounts and notes receivable, net	9.1	98.0	221.8	(92.7)	236.2
Inventories	—	129.5	118.2	—	247.7
Other current assets	2.4	45.7	18.5	(4.1)	62.5

Total current assets	11.5	288.6	404.4	(96.8)	607.7
Property, plant and equipment, net	—	134.2	108.7	—	242.9
Goodwill	—	307.3	44.0	—	351.3
Other non-current assets	664.2	312.3	24.9	(928.3)	73.1

Total assets	$675.7	$1,042.4	$582.0	$(1,025.1)	$1,275.0

Accounts payable	$—	$146.6	$164.3	$(79.9)	$231.0
Other current liabilities	3.3	113.7	84.2	(16.2)	185.0
Revolving credit agreements	—	—	17.1	—	17.1

Total current liabilities	3.3	260.3	265.6	(96.1)	433.1
Long-term debt	247.5	262.1	46.6	(286.1)	270.1
Other non-current liabilities	0.1	116.2	49.9	(19.2)	147.0
Stockholder’s equity	424.8	403.8	219.9	(623.7)	424.8

Total liabilities and stockholder’s equity	$675.7	$1,042.4	$582.0	$(1,025.1)	$1,275.0

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$294.6	$266.6	$(66.7)	$494.5
Cost of sales	—	256.7	230.6	(66.7)	420.6
Selling, general and administrative expenses	—	34.4	34.3	—	68.7

Operating profit	—	3.5	1.7	—	5.2
Interest expense	—	(6.3)	(2.0)	—	(8.3)
Income from unconsolidated affiliates	4.4	1.6	—	(4.9)	1.1
Other income (expense)	—	7.4	(0.5)	—	6.9

Income (loss) before income taxes and minority interest	4.4	6.2	(0.8)	(4.9)	4.9
Income tax provision (benefit)	—	1.5	(0.9)	—	0.6

Income before minority interest	4.4	4.7	0.1	(4.9)	4.3
Minority interest income	—	—	0.1	—	0.1

Net income	$4.4	$4.7	$0.2	$(4.9)	$4.4

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$242.3	$227.6	$(62.0)	$407.9
Cost of sales	—	204.2	193.5	(62.0)	335.7
Selling, general and administrative expenses	—	36.5	29.9	—	66.4

Operating profit	—	1.6	4.2	—	5.8
Interest expense	—	(7.0)	(1.6)	—	(8.6)
Income from unconsolidated affiliates	2.5	6.3	—	(8.1)	0.7
Other income	—	0.2	(0.1)	—	0.1

Income (loss) before income taxes and minority interest	2.5	1.1	2.5	(8.1)	(2.0)
Income tax benefit	(0.1)	(1.4)	(2.7)	—	(4.2)

Income before minority interest	2.6	2.5	5.2	(8.1)	2.2
Minority interest income	—	—	0.4	—	0.4

Net income	$2.6	$2.5	$5.6	$(8.1)	$2.6

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$853.5	$818.7	$(211.2)	$1,461.0
Cost of sales	—	746.4	704.7	(211.2)	1,239.9
Selling, general and administrative expenses	—	98.8	101.6	—	200.4

Operating profit	—	8.3	12.4	—	20.7
Interest expense	—	(19.6)	(5.9)	—	(25.5)
Income from unconsolidated affiliates	7.4	9.6	—	(13.3)	3.7
Other income (expense)	—	7.6	(1.1)	—	6.5

Income before income taxes minority interest	7.4	5.9	5.4	(13.3)	5.4
Income tax provision (benefit)	—	(1.8)	0.3	—	(1.5)

Income before minority interest	7.4	7.7	5.1	(13.3)	6.9
Minority interest income	—	—	0.5	—	0.5

Net income	$7.4	$7.7	$5.6	$(13.3)	$7.4

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$762.6	$672.9	$(180.2)	$1,255.3
Cost of sales	—	645.8	567.2	(180.2)	1,032.8
Selling, general and administrative expenses	—	98.6	89.8	—	188.4

Operating profit	—	18.2	15.9	—	34.1
Interest expense	—	(21.0)	(4.9)	—	(25.9)
Income from unconsolidated affiliates	11.5	14.9	—	(24.0)	2.4
Other income	—	0.2	0.1	—	0.3

Income before income taxes minority interest	11.5	12.3	11.1	(24.0)	10.9
Income tax provision (benefit)	(0.1)	0.8	(0.5)	—	0.2

Income before minority interest	11.6	11.5	11.6	(24.0)	10.7
Minority interest income	—	—	0.9	—	0.9

Net income	$11.6	$11.5	$12.5	$(24.0)	$11.6

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$—	$9.7	$(21.0)	$—	$(11.3)
Investing activities
Expenditures for property, plant and equipment	—	(11.3)	(15.7)	—	(27.0)
Proceeds from the sale of assets	—	0.9	5.9	—	6.8
Other	—	—	1.9	—	1.9

Net cash used for investing activities	—	(10.4)	(7.9)	—	(18.3)
Financing activities
Net reductions of long-term debt and revolving credit agreements	—	(1.6)	(16.8)	—	(18.4)
Notes receivable/payable, affiliates	0.7	(6.4)	25.7		20.0
Other - net	(0.7)	0.2	(0.2)	—	(0.7)

Net cash provided for (used for) financing activities	—	(7.8)	8.7	—	0.9
Effect of exchange rate changes on cash	—	—	(2.2)	—	(2.2)

Cash and cash equivalents
Decrease for the period	—	(8.5)	(22.4)	—	(30.9)
Balance at beginning of the period	—	15.4	45.9	—	61.3

Balance at the end of the period	$—	$6.9	$23.5	$—	$30.4

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$5.0	$(4.2)	$(5.8)	$(4.8)	$(9.8)
Investing activities
Expenditures for property, plant and equipment	—	(11.3)	(7.1)	—	(18.4)
Proceeds from the sale of assets	—	11.7	1.9	—	13.6
Other - net	—	(0.8)	—	0.8	—

Net cash used for investing activities	—	(0.4)	(5.2)	0.8	(4.8)
Financing activities
Net additions to (reductions of) long-term debt and revolving credit agreements	8.8	0.2	(22.3)	—	(13.3)
Notes receivable/payable, affiliates	(9.9)	4.9	3.9	1.1	—
Other - net	(3.9)	(3.7)	0.8	2.9	(3.9)

Net cash provided by (used for) financing activities	(5.0)	1.4	(17.6)	4.0	(17.2)
Effect of exchange rate changes on cash	—	—	0.7	—	0.7

Cash and cash equivalents
Decrease for the period	—	(3.2)	(27.9)	—	(31.1)
Balance at beginning of the period	—	5.3	49.6	—	54.9

Balance at the end of the period	$—	$2.1	$21.7	$—	$23.8

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2004	2003	2004	2003
REVENUES FROM EXTERNAL CUSTOMERS
NMHG Wholesale	$449.7	$367.2	$1,316.5	$1,139.0
NMHG Retail	60.7	57.5	190.8	168.9
Eliminations	(15.9)	(16.8)	(46.3)	(52.6)

	$494.5	$407.9	$1,461.0	$1,255.3

GROSS PROFIT
NMHG Wholesale	$61.9	$62.2	$186.7	$190.6
NMHG Retail	12.2	9.6	34.7	31.4
Eliminations	(0.2)	0.4	(0.3)	0.5

	$73.9	$72.2	$221.1	$222.5

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
NMHG Wholesale	$57.2	$55.1	$163.9	$154.3
NMHG Retail	11.5	11.4	36.6	34.3
Eliminations	—	(0.1)	(0.1)	(0.2)

	$68.7	$66.4	$200.4	$188.4

OPERATING PROFIT (LOSS)
NMHG Wholesale	$4.7	$7.1	$22.8	$36.3
NMHG Retail	0.7	(1.8)	(1.9)	(2.9)
Eliminations	(0.2)	0.5	(0.2)	0.7

	$5.2	$5.8	$20.7	$34.1

INTEREST EXPENSE
NMHG Wholesale	$(6.6)	$(7.2)	$(20.6)	$(21.7)
NMHG Retail	(1.5)	(0.9)	(4.1)	(2.7)
Eliminations	(0.2)	(0.5)	(0.8)	(1.5)

	$(8.3)	$(8.6)	$(25.5)	$(25.9)

INTEREST INCOME
NMHG Wholesale	$0.5	$0.7	$1.3	$1.9
NMHG Retail	0.1	—	0.1	0.1

	$0.6	$0.7	$1.4	$2.0

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2004	2003	2004	2003
OTHER - NET, INCOME (EXPENSE)
NMHG Wholesale	$7.4	$0.1	$8.9	$0.1
NMHG Retail	0.1	0.1	0.1	0.7
Eliminations	(0.1)	(0.1)	(0.2)	(0.1)

	$7.4	$0.1	$8.8	$0.7

INCOME TAX PROVISION (BENEFIT)
NMHG Wholesale	$1.0	$(0.5)	$0.9	$4.9
NMHG Retail	(0.8)	(4.0)	(2.2)	(4.7)
Eliminations	0.4	0.3	(0.2)	—

	$0.6	$(4.2)	$(1.5)	$0.2

NET INCOME (LOSS)
NMHG Wholesale	$5.1	$1.6	$12.0	$12.6
NMHG Retail	0.2	1.4	(3.6)	(0.1)
Eliminations	(0.9)	(0.4)	(1.0)	(0.9)

	$4.4	$2.6	$7.4	$11.6

DEPRECIATION AND AMORTIZATION EXPENSE
NMHG Wholesale	$6.7	$6.4	$20.0	$19.6
NMHG Retail	3.7	3.9	11.7	13.0

	$10.4	$10.3	$31.7	$32.6

CAPITAL EXPENDITURES
NMHG Wholesale	$5.4	$6.1	$20.8	$14.5
NMHG Retail	3.4	2.7	6.2	3.9

	$8.8	$8.8	$27.0	$18.4

	SEPTEMBER 30	DECEMBER 31
	2004	2003
TOTAL ASSETS
NMHG Wholesale	$1,199.8	$1,179.5
NMHG Retail	165.2	174.5
Eliminations	(69.4)	(79.0)

	$1,295.6	$1,275.0

NACCO typically charges fees to its operating subsidiaries, including NMHG. The amount charged to NMHG for the three and nine months ended September 30, 2004 was $2.3 million. This compares with $2.0 million and $6.1 million for the three and nine months ended September 30, 2003, respectively. No amount was charged for the six months ended June 30, 2004. These amounts are included in selling, general and administrative expenses in the Consolidated Statements of Income.

Note 9 – Equity Investments

NMHG has a 20% ownership interest in NFS, a joint venture with GE Capital Corporation, formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and national account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting.

Summarized financial information for this equity investment is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2004	2003	2004	2003
Revenues	$11.1	$10.6	$32.0	$32.3
Gross Profit	$6.3	$6.7	$20.3	$20.0
Net Income	$3.2	$2.6	$9.8	$7.5

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

FINANCIAL REVIEW

The segment and geographic results of operations for NMHG were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2004	2003	2004	2003
Revenues
Wholesale
Americas	$296.5	$239.5	$850.1	$747.4
Europe, Africa and Middle East	122.1	102.6	382.0	316.8
Asia-Pacific	31.1	25.1	84.4	74.8

	449.7	367.2	1,316.5	1,139.0

Retail (net of eliminations)
Americas	—	—	—	1.2
Europe, Africa and Middle East	21.2	17.8	64.1	55.2
Asia-Pacific	23.6	22.9	80.4	59.9

	44.8	40.7	144.5	116.3

NMHG Consolidated	$494.5	$407.9	$1,461.0	$1,255.3

Operating profit (loss)
Wholesale
Americas	$5.0	$6.5	$15.2	$32.7
Europe, Africa and Middle East	(1.2)	(0.3)	5.4	1.8
Asia-Pacific	0.9	0.9	2.2	1.8

	4.7	7.1	22.8	36.3

Retail (net of eliminations)
Americas	—	—	—	0.1
Europe, Africa and Middle East	(0.4)	(0.7)	(1.9)	(3.0)
Asia-Pacific	0.9	(0.6)	(0.2)	0.7

	0.5	(1.3)	(2.1)	(2.2)

NMHG Consolidated	$5.2	$5.8	$20.7	$34.1

	THREE MONTHS		NINE MONTHS
	2004	2003	2004	2003
Interest expense
Wholesale	$(6.6)	$(7.2)	$(20.6)	$(21.7)
Retail (net of eliminations)	(1.7)	(1.4)	(4.9)	(4.2)

NMHG Consolidated	$(8.3)	$(8.6)	$(25.5)	$(25.9)

Other income, net
Wholesale	$7.9	$0.8	$10.2	$2.0
Retail (net of eliminations)	0.1	—	—	0.7

NMHG Consolidated	$8.0	$0.8	$10.2	$2.7

Net income (loss)
Wholesale	$5.1	$1.6	$12.0	$12.6
Retail (net of eliminations)	(0.7)	1.0	(4.6)	(1.0)

NMHG Consolidated	$4.4	$2.6	$7.4	$11.6

A reconciliation of NMHG Wholesale’s federal statutory and effective income tax is as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2004	2003	2004	2003
Income before income taxes and minority interest:	$6.0	$0.7	$12.4	$16.6

Statutory taxes at 35%	$2.1	$0.2	$4.3	$5.8
Settlements	—	—	(1.5)	—
Equity interest earnings	(0.7)	—	(1.0)	(0.8)
Other items	(0.4)	(0.7)	(0.9)	(0.1)

Income tax provision (benefit)	$1.0	$(0.5)	$0.9	$4.9

Effective income tax rate	16.7%	(a)	7.3%	29.5%

(a) The effective tax rate for the three months ended September 30, 2003 is not meaningful.

During the nine months ended September 30, 2004, NMHG Wholesale’s effective income tax rate was affected by the settlement of income tax audits and transfer pricing disputes with various taxing authorities. The comparability of the effective income tax rates was also affected by a change in the projected equity interest earnings not subject to income taxes and a shift in the mix of earnings to jurisdictions with lower income tax rates.

A reconciliation of NMHG Retail’s federal statutory and effective income tax is as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2004	2003	2004	2003
Loss before income taxes and minority interest:	$(1.1)	$(2.7)	$(7.0)	$(5.7)

Statutory taxes at 35%	$(0.4)	$(0.9)	$(2.5)	$(2.0)
Settlement	—	—	(0.8)	—
Release of valuation reserve	—	(2.8)	—	(2.8)
Other items	—	—	0.9	0.1

Income tax provision (benefit)	$(0.4)	$(3.7)	$(2.4)	$(4.7)

Effective income tax rate	36.4%	(a )	34.3%	(a )

(a) The effective tax rate for the three and nine months ended September 30, 2003 is not meaningful.

During the nine months ended September 30, 2004, the effective income tax rate for NMHG Retail was favorably affected by the benefit of a settlement of a foreign income tax claim in Asia-Pacific. In addition, during the three and nine months ended September 30, 2003, NMHG Retail reversed $2.8 million in valuation allowances related to foreign net operating loss carryforwards. As a result of non-U.S. tax law changes, the Company now expects to utilize these foreign net operating loss carryforwards. Excluding these two adjustments, the effective income tax rate for the first nine months of 2004 decreased compared with the first nine months of 2003 due to a shift in the mix of earnings subject to valuation allowances.

Third Quarter of 2004 Compared with Third Quarter of 2003

NMHG Wholesale

Revenues:

The following table identifies the components of the changes in revenues for the third quarter of 2004 compared with the third quarter of 2003:

Revenues
2003	$367.2
Increase in 2004 from:
Unit volume	46.8
Unit product mix	18.2
Foreign currency	10.6
Service parts	4.5
Unit price	2.4

2004	$449.7

Revenues increased $82.5 million, or 22.5%, to $449.7 million in the third quarter of 2004 compared with $367.2 million in the third quarter of 2003, primarily due to improved unit volume, mainly in the Americas and in Europe. Worldwide unit shipments increased 15.6% to 18,691 units in the third quarter of 2004 from 16,163 units in 2003, primarily due to increases in unit shipments of 1,691 units, or 16.0%, in the

Americas and 752 units, or 16.0%, in Europe. Also contributing to the increase in revenues was a change in product mix in the Americas as a result of a shift in sales to higher-priced lift trucks, as well as the favorable impact of the translation of sales in foreign currencies to U.S. dollars, primarily in Europe.

Operating profit:

The following table identifies the components of the changes in operating profit for the third quarter of 2004 compared with the third quarter of 2003:

Operating
Profit
2003	$7.1
Increase (decrease) in 2004 from:
Standard margin	9.6
Other cost of sales	(8.6)
Other selling, general and administrative expenses	(0.7)
Foreign currency	(2.7)

2004	$4.7

NMHG Wholesale’s operating profit decreased $2.4 million, or 33.8%, primarily due to an increase in other cost of sales as a result of a $14.8 million increase in material costs, mainly due to higher commodity costs for steel in the Americas and Europe. As this trend became apparent in the first nine months of 2004, NMHG implemented price increases intended to help offset these material cost increases. Unit margins increased $2.4 million due to increases in price, which partially offset the increases in material costs. These costs were also partially offset by improved absorption due to higher production volumes. Also contributing to the decline in operating profit was the net negative impact of foreign currencies, primarily in the Americas, as a result of units and components imported into the U.S. from Europe and the weakening of the U.S. dollar against the Euro in the third quarter of 2004 compared with the third quarter of 2003. Additionally, other selling, general and administrative expenses increased primarily due to an increase in marketing expenses in Europe. These unfavorable factors affecting operating profit were partially offset by an increase in standard margins primarily due to the increase in unit volume discussed above.

Net income:

Net income increased $3.5 million to $5.1 million in the third quarter of 2004 compared with $1.6 million in the third quarter of 2003, as the impact of the decrease in operating profit was more than offset by pre-tax income of $6.7 million for an anti-dumping settlement awarded by U.S. Customs to NMHG during the third quarter of 2004. Also contributing to the increase were an increase in income from unconsolidated affiliates and lower interest expense.

Backlog:

The worldwide backlog level was 26,800 units at September 30, 2004 compared with 20,100 units at September 30, 2003 and 24,700 units at June 30, 2004. The increase over the prior year backlog was primarily due to increased demand for lift trucks in the Americas and Europe.

NMHG Retail (net of eliminations)

Revenues:

The following table identifies the components of the changes in revenues for the third quarter of 2004 compared with the third quarter of 2003:

Revenues
2003	$40.7
Increase (decrease) in 2004 from:
Europe	1.2
Asia-Pacific	(1.7)
Foreign currency	5.9
Eliminations	(1.3)

2004	$44.8

Revenues increased $4.1 million, or 10.1%, to $44.8 million for the quarter ended September 30, 2004 compared with the quarter ended September 30, 2003. The increase in revenues was primarily due to the favorable impact of translating sales in foreign currencies as a result of the weaker U.S. dollar in the third quarter of 2004 compared with the third quarter of 2003. Additionally, revenue in Europe increased due to improved sales of new and used lift trucks. These favorable factors were partially offset by a decrease in revenues in Asia-Pacific due to lower sales of new units and lower rental revenues.

Operating profit (loss):

The following table identifies the components of the changes in operating profit (loss) for the third quarter of 2004 compared with the third quarter of 2003:

Operating
Profit (Loss)
2003	$(1.3)
Increase (decrease) in 2004 from:
Europe	0.4
Asia-Pacific	2.2
Currency	(0.1)
Eliminations	(0.7)

2004	$0.5

NMHG Retail had operating profit of $0.5 million in the quarter ended September 30, 2004 as compared with an operating loss of $1.3 million in the quarter ended September 30, 2003. The $1.8 million improvement in operating results was primarily due to improved operating results in Asia-Pacific as a result of improved rental margins and lower selling, general and administrative expenses. Higher rental margins were achieved in Asia-Pacific, despite lower rental revenues, primarily as a result of lower repair and maintenance and depreciation expenses on rental fleets in that region. The improved operating results were partially offset by an increase in the elimination of intercompany profits on sales from NMHG Wholesale to NMHG Retail.

Net income (loss):

NMHG Retail had a net loss of $0.7 million in the third quarter of 2004 as compared with net income of $1.0 million in the third quarter of 2003. The $1.7 million decrease was primarily due to the previously-discussed $2.8 million reversal of net operating loss valuation reserves in the third quarter of 2003, partially offset by the improved operating results in the third quarter of 2004.

First Nine Months of 2004 Compared with First Nine Months of 2003

NMHG Wholesale

Revenues:

The following table identifies the components of the changes in revenues for the first nine months of 2004 compared with the first nine months of 2003:

Revenues
2003	$1,139.0
Increase in 2004 from:
Unit volume	84.0
Foreign currency	44.6
Unit product mix	31.2
Service parts	17.0
Unit price	0.7

2004	$1,316.5

Revenues increased $177.5 million, or 15.6%, to $1,316.5 million in the first nine months of 2004 compared with $1,139.0 million in the first nine months of 2003. The increase was primarily due to an increase in units shipped and the favorable impact of translating sales in foreign currencies to U.S dollars, primarily in Europe. Also contributing to the increase in revenues was an increase in parts sales due to increased demand and an improvement in unit product mix as a greater proportion of higher-priced trucks were shipped compared with last year, primarily in the Americas.

Worldwide unit shipments increased 8.9% to 55,087 units in the nine months ended September 30, 2004 from 50,576 units in the nine months ended September 30, 2003, as shipments increased 2,277 units, or 6.9%, in the Americas and 2,275 units, or 15.5%, in Europe. Higher volumes in the Americas and in Europe were primarily attributed to growth in the overall lift truck market in each geographic area. Also contributing to the increase in Europe was an improvement in market share.

Operating profit:

The following table identifies the components of the changes in operating profit for the first nine months of 2004 compared with the first nine months of 2003:

Operating
Profit
2003	$36.3
Increase (decrease) in 2004 from:
Standard margin	19.7
Other cost of sales	(20.8)
NACCO fees	4.1
Other selling, general and administrative expenses	(9.3)
Foreign currency	(7.2)

2004	$22.8

NMHG Wholesale’s operating profit decreased $13.5 million, or 37.2%, to $22.8 million in the first nine months of 2004 compared with $36.3 million in the first nine months of 2003. The decrease in operating profit was due in part to a $26.4 million increase in material costs, primarily as a result of higher commodity costs for steel in Europe and the Americas. These costs were partially offset by improved absorption due to higher production volumes. Also contributing to the decrease in operating profit were higher selling, general and administrative expenses, primarily due to increased marketing expenses, a $3.4 million adjustment reducing product liability expenses in 2003 due to favorable product liability experience, and an overall increase in employee-related costs. The increase in marketing expenses was primarily associated with the pending introduction of the Company’s 1 to 8 ton product line currently in development. Additionally, operating profit in the Americas was adversely affected by the unfavorable impact of currency translation as a result of units and components imported into the U.S. from Europe and the weakening of the U.S. dollar against the Euro in the first nine months of 2004 compared with the first nine months of 2003. These negative factors affecting operating profit were partially offset by an increase in standard margins, primarily due to higher revenues, and the favorable effect of the temporary suspension of fees charged by NACCO for the first half of 2004, which were reinstated during the third quarter of 2004.

Net income:

Net income decreased $0.6 million to $12.0 million in the nine months ended September 30, 2004 compared with $12.6 million in the nine months ended September 30, 2003, as the decrease in operating profit was partially offset by the previously-discussed $6.7 million pre-tax anti-dumping settlement as well as an increase in income from unconsolidated affiliates, a decrease in interest expense and the items impacting the effective income tax rate discussed above.

NMHG Retail (net of eliminations)

Revenues:

The following table identifies the components of the changes in revenues for the first nine months of 2004 compared with the first nine months of 2003:

Revenues
2003	$116.3
Increase (decrease) in 2004 from:
Americas	(1.2)
Europe	2.8
Foreign currency	23.7
Eliminations	2.9

2004	$144.5

Revenues increased $28.2 million, or 24.2%, to $144.5 million for the nine months ended September 30, 2004. Revenues for the first nine months of 2003 included $1.2 million from NMHG Retail’s only wholly owned U.S. dealer, which was sold on January 3, 2003. See further discussion under the heading “2003 Sale of U.S. Dealer” below. The increase in revenues was primarily due to the favorable impact of translating sales in foreign currencies as a result of a weaker U.S. dollar in the first nine months of 2004 compared with the first nine months of 2003. Also contributing to the increase was an increase in revenues in Europe and a decrease in the elimination of intercompany sales between NMHG Wholesale and NMHG Retail. The increase in revenues in Europe was primarily due to increased unit sales and service revenues partially offset by a decrease in parts sales and rental revenues. In Asia-Pacific, revenues were flat as a decrease in new unit sales was offset by an increase in used unit sales, service revenues and parts revenues.

Operating loss:

The following table identifies the components of the changes in operating loss for the first nine months of 2004 compared with the first nine months of 2003:

Operating
Loss
2003	$(2.2)
Wind-down costs of previously sold dealers	1.0

(1.2)
Increase (decrease) in 2004 from:
Americas	0.1
Europe	0.1
Asia-Pacific	(0.1)
Foreign currency	(0.2)
Eliminations	(0.8)

2004	$(2.1)

NMHG Retail’s operating loss for the nine months ended September 30, 2004 was $2.1 million, compared with the 2003 operating loss of $2.2 million. The 2003 results include wind-down costs related to the settlement of contingent liabilities for previously-sold dealers. The impact of these wind-down costs was largely offset by an increase in the elimination of profits on sales from NMHG Wholesale to NMHG Retail.

Net loss:

NMHG Retail’s net loss increased $3.6 million to $4.6 million in the first nine months of 2004 from $1.0 million in the first nine months of 2003, primarily due to the impact of the previously-discussed $2.8 million reversal of net operating loss income tax valuation reserves in 2003. Also contributing to the increased net loss was an increase in interest expense and the unfavorable effect of a decrease in NMHG Retail’s effective income tax rate. The overall increase in the net loss was partially offset by the previously-discussed $0.8 million tax benefit for settlement of foreign tax claims in 2004.

2003 Sale of U.S. Dealer:

On January 3, 2003, NMHG sold substantially all of the assets and liabilities of its wholly owned dealer in the U.S., which comprised the Americas component of NMHG Retail. Revenues from the NMHG Retail-Americas operation in the nine months ended September 30, 2003 were $1.2 million, net of eliminations from transactions with NMHG Wholesale. As a result of the sale of this business, no additional revenues or losses have been incurred or are expected. However, NMHG Wholesale sold lift trucks and service parts to the new independent owner of this retail dealership in 2003 and in the first nine months of 2004 and such sales are expected to continue.

Restructuring Programs

NMHG 2002 Restructuring Program

As announced in December 2002, NMHG Wholesale has phased out its Lenoir, North Carolina, lift truck component facility and is restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland, lift truck assembly and component facility. During the second quarter of 2004, the Company reduced its original accrual for severance in Europe under the 2002 Restructuring Program by $1.0 million. This reversal was the result of employees leaving prior to becoming eligible for severance benefits and an additional decrease in the total number of employees estimated to be severed as a result of an increase in estimates of future production levels. Approximately $5.1 million of pre-tax restructuring related costs, which were primarily related to manufacturing inefficiencies and were not eligible for accrual in December 2002, were expensed during the first nine months of 2004. Additional costs, not eligible for accrual, for severance and manufacturing inefficiencies are expected to be approximately $1.4 million for the remainder of 2004, $4.4 million in 2005 and $4.6 million in 2006. Cost savings, primarily from reduced employee wages and benefits were $3.5 million in the first nine months of 2004 and are expected to be $2.3 million for the remainder of 2004. Cost savings of $10.3 million pre-tax and $10.8 million pre-tax are expected in 2005 and 2006, respectively, with annual cost savings of $14.7 million pre-tax thereafter. Changes in the timing of implementation of certain plant projects in Europe as part of this restructuring program have resulted in delays in the expected recognition of future costs and realization of future benefits from amounts previously reported. Although a majority of the projected savings is the result of a reduction in fixed factory costs, the overall benefit estimates could vary depending on unit volumes and the resulting effect on manufacturing efficiencies.

This restructuring program will allow the Company to re-focus its operating activities, including the manufacturing of new products in Europe. As a result, the Company expects to receive government grants during 2005 totaling approximately $0.7 million, which are included in the projected cost savings described above.

NMHG 2001 Restructuring Program

During the first nine months of 2004, NMHG Retail made payments of $0.2 million related to the 2001 Restructuring Program. The remaining payments of $0.4 million are expected to be completed during 2004. Cost savings primarily from reduced employee wages, employee benefits and lease costs of approximately $2.4 million pre-tax were realized in the first nine months of 2004 and are expected to be approximately $0.8 million pre-tax for the remainder of 2004 related to this program. Annual pre-tax cost savings of $3.1 million are expected to continue subsequent to 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2004	2003	Change
Operating activities:
Net income	$7.4	$11.6	$(4.2)
Depreciation and amortization	31.7	32.6	(0.9)
Non-cash items	1.9	5.6	(3.7)
Working capital changes	(52.3)	(59.6)	7.3

Net cash used for operating activities	(11.3)	(9.8)	(1.5)
Investing activities:
Expenditures for property, plant and equipment	(27.0)	(18.4)	(8.6)
Proceeds from the sale of assets	6.8	13.6	(6.8)
Capital Grants	1.9	—	1.9

Net cash used for investing activities	(18.3)	(4.8)	(13.5)

Cash flow before financing activities	$(29.6)	$(14.6)	$(15.0)

Operating cash flow decreased $1.5 million primarily due to the unfavorable impact of movements in inventories of $32.4 million and deferred taxes of $7.1 million as well as the decrease in net income. The impact of these unfavorable movements was partially offset by a larger increase in accounts payable during the first nine months of 2004 compared with the first nine months of 2003 and a decrease in accounts receivable during the first nine months of 2004 compared with the first nine months of 2003. The changes in accounts payable and accounts receivable are primarily due to timing differences of payments and receipts.

Investing cash flows decreased $13.5 million, primarily due to an increase in spending on property, plant and equipment and a decrease in the proceeds from the sale of assets. The increase in capital spending was primarily due to an increase in spending for production capacity and tooling related to the production of 1 to 8 ton lift trucks, a new paint system for a facility in Europe, and an increase in purchases of rental equipment by NMHG Retail in Asia-Pacific. The decrease in proceeds from the sale of assets is primarily due to the sale of the Company’s wholly owned U.S. dealer in the first quarter of 2003. These decreases were partially offset by the receipt of $1.9 million in capital grants as the result of improvements made to one of NMHG Wholesale’s manufacturing facilities in Europe.

	2004	2003	Change
Financing activities:
Net reduction of long-term debt and revolving credit agreements	$(18.4)	$(13.3)	$(5.1)
Notes payable, parent company	20.0	—	20.0
Financing fees paid	(0.7)	(0.1)	(0.6)
Cash dividends paid to NACCO	—	(3.8)	3.8

Net cash provided by (used for) financing activities	$0.9	$(17.2)	$18.1

Net cash provided by (used for) financing activities increased $18.1 million in the first nine months of 2004 compared with the first nine months of 2003 primarily due to an increase in borrowings to fund NMHG’s operations, including $20.0 million borrowed from NACCO during the third quarter of 2004. The increase in borrowings was partially offset by an increase in repayments as NMHG Wholesale used available cash to pay down outstanding debt. Additionally, during the second quarter of 2004, NMHG amended its revolving credit facility, resulting in the payment of additional financing fees. See further discussion under the heading “Financing Activities” below.

Financing Activities

During the second quarter of 2004, NMHG amended its secured, floating-rate revolving credit facility to, among other things, reduce the size of the facility to $135.0 million from $175.0 million, reduce the applicable interest rate margins, reduce the minimum excess availability requirement from $15.0 million to $10.0 million and extend the term of the agreement until May 9, 2007. The maximum availability under the revolving credit facility, as amended, is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the revolving credit facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. At September 30, 2004, the borrowing base under the revolving credit facility was $91.8 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There were no borrowings outstanding under this facility at September 30, 2004.

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

In addition to the amount outstanding under the Senior Notes, NMHG had borrowings of approximately $27.4 million outstanding at September 30, 2004 under various working capital facilities.

Both the revolving credit facility and terms of the Senior Notes include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. The revolving credit facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At September 30, 2004, the Company is in compliance with all of its debt covenants.

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

Capital Expenditures

Expenditures for property, plant and equipment were $20.8 million for NMHG Wholesale and $6.2 million for NMHG Retail during the first nine months of 2004. These capital expenditures included tooling for new products, plant improvements, machinery, equipment and lease and rental fleet. It is estimated that capital expenditures will be approximately $10.0 million for NMHG Wholesale and $3.0 million for NMHG Retail for the remainder of 2004. Planned expenditures for the remainder of 2004 include tooling related to the launch of the new 1 to 8 ton internal combustion engine lift trucks, investments in manufacturing equipment and plant improvements and lease and rental fleet additions. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.

Capital Structure

NMHG’s capital structure is presented below:

	September 30	December 31
	2004	2003	Change
Total net tangible assets	$385.8	$380.1	$5.7
Goodwill and other intangibles at cost	498.1	499.3	(1.2)

Net assets before amortization of intangibles	883.9	879.4	4.5
Accumulated goodwill and other intangibles amortization	(146.4)	(146.4)	—
Advances from NACCO	(20.0)	—	(20.0)
Debt	(287.2)	(307.7)	20.5
Minority interest	—	(0.5)	0.5

Stockholder’s equity	$430.3	$424.8	$5.5

Debt to total capitalization	42%	42%	—%

The increase in total net tangible assets is due to a $57.2 million increase in inventories, primarily due to the increase in unit sales volume and backlog. Also contributing to the increase in net tangible assets was a $6.4 million increase in accounts receivable, primarily due to increased revenues and the timing of receipts. The overall increase in net tangible assets was partially offset by a $30.9 million decrease in cash to fund operations and capital spending, a $16.8 million increase in payables due to timing of payments, and a $9.8 million decrease in property, plant and equipment as the impact of depreciation and asset disposals were greater than the impact of capital spending. Debt levels remained relatively flat as NMHG borrowed from NACCO to pay down external borrowings.

Stockholder’s equity increased $5.5 million in the first nine months of 2004 as net income of $7.4 million was partially offset by a $1.9 million decrease in Other comprehensive income (loss) (OCI). The change in OCI was the result of a $0.6 million unfavorable adjustment to the foreign currency cumulative translation balance and a $1.3 million loss on deferred cash flow hedges.

RELATED PARTY TRANSACTIONS

NACCO typically charges its operating subsidiaries for services provided by its corporate headquarters. NACCO charged fees of $2.3 million during the three and nine months ended September 30, 2004. This compares to $2.0 million and $6.1 million charged to NMHG during the three and nine months ended September 30, 2003, respectively, which are included in selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Income. No such fees were charged to NMHG in the first six months of 2004.

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

OUTLOOK

NMHG Wholesale

The Company expects stronger lift truck markets in the fourth quarter of 2004 and in 2005 in the Americas and Asia-Pacific, and relatively flat lift truck markets in Europe compared with prior periods. While third quarter backlog rose significantly compared with a year ago and orders are anticipated to remain strong, NMHG Wholesale anticipates that its unit shipment levels for the fourth quarter of 2004 and in 2005 will increase at controlled rates to accommodate the phase in of newly designed products at its manufacturing facilities in the first quarter of 2005. Nevertheless, NMHG Wholesale expects to continue to have increased volumes over 2003 and 2004 levels in the fourth quarter of 2004 and in 2005, respectively.

Despite the stronger lift truck markets, NMHG Wholesale expects the fourth quarter of 2004 and the 2005 year to be challenging as the Company works to moderate cost increases, which are largely steel related, as well as to recover these increased material costs through price increases. NMHG Wholesale is hopeful that price increases as well as cost reduction efforts will help mitigate the effects of the increased material costs in the fourth quarter and in 2005, when additional programs related to its new product development, global procurement, manufacturing restructuring and quality enhancement programs should also have an impact. Further, the Company continues to monitor material cost increases on a regular basis and evaluate the need and potential for future price increases. As a result, in September 2004, NMHG Wholesale implemented further price increases, the effect of which will not be realized until 2005.

In addition, the Company is currently completing several significant program initiatives that increase costs and inefficiencies in the near term. These are expected to affect operating results unfavorably until their completion in 2005 and 2006. In particular, product development and product introduction costs related to the new product development programs are expected to continue at current high levels through 2005, while costs attributable to the manufacturing restructuring program are anticipated to decline. The Company expects to complete the Americas portion of its manufacturing restructuring program, including the rearrangement of the layout of its production lines, by the end of 2005 with a consequent reduction in manufacturing costs and an improvement in productivity. The Europe restructuring program is expected to be complete by the end of 2006.

Although global lift truck markets are expected to return to average pre-recession levels by the end of 2004, which is sooner than originally anticipated, the Americas market, which has a significant effect on NMHG Wholesale results, is expected to take longer to return to these levels. Also, NMHG Wholesale’s various long-term programs, in particular significant new product development programs, are expected to enhance profitability and generate growth as they begin to mature, particularly in the 2006-2008 period. The Company has scheduled the initial introduction of the next wave of these new products for early 2005, with expected introduction of all of these products by the end of 2008.

NMHG Retail

NMHG Retail expects to continue programs to improve the performance of its wholly owned dealerships in the fourth quarter of 2004 and in 2005 in order to meet its objective of achieving and sustaining at least break-even results while building market position.

NMHG Consolidated

During October 2004, the American Jobs Creation Act of 2004 was enacted. The Company is in the process of evaluating the impact, but expects it to have a favorable impact on NMHG’s effective income tax rate.

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

Changes in internal control over financial reporting: During the third quarter of 2004, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings None

Item 5.	Other Information None

Item 6.	Exhibits See Exhibit Index on page 40 of this quarterly report on Form 10-Q.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMHG Holding Co.

(Registrant)

Date November 4, 2004	/s/ Michael K. Smith

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