Form 10-K
period 2004-12-31
NMHG HOLDING CO
filed 2005-03-15
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File No 333-89248

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

NMHG HOLDING CO.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	31-1637659 (I.R.S. Employer Identification No.)

650 NE Holladay Street, Suite 1600 Portland, Oregon (Address of Principal Executive Offices)	97232 (Zip Code)

Registrant’s telephone number, including area code: (503) 721-6000

Securities registered pursuant to Section 12(b) of the Act:

Name of Each
Exchange
Title of Each Class	on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☑      NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES ☐      NO ☑

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter): None.

As of February 28, 2005, the registrant had 100 shares of common stock outstanding, all of which was held by an affiliate of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None

The registrant meets the conditions set forth in General Instruction I 1(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

[This Page Intentionally Left Blank]

NMHG HOLDING CO.

PAGE
PART I.
Item 1. BUSINESS	1
Item 2. PROPERTIES	7
Item 3. LEGAL PROCEEDINGS	8
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	8

PART II.
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	8
Item 6. SELECTED FINANCIAL DATA	8
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	32
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	32
Item 9A. CONTROLS AND PROCEDURES	32
Item 9B. OTHER INFORMATION	32

PART III.
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	32
Item 11. EXECUTIVE COMPENSATION	32
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	32
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	32
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	32

PART IV.
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	34

SIGNATURES	35
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F-1
EXHIBIT INDEX	X-1
EX-24(I) POA Owsley Brown II
EX-24(II) POA Eiichi Fujita
EX-24(III) POAL Robert M. Gates
EX-24(IV) POA Leon J. Hendrix Jr.
EX-24(V) POA Dennis W. Labarre
EX-24(VI) POA Richard De J Osborne
EX-24(VII) POA Alfred M. Rankin Jr.
EX-24(VIII) POA Claiborne R. Rankin
EX-24(IX) POA Ian M. Ross
EX-24(X) POA Michael E. Shannon
EX-24(XI) POA Britton T. Taplin
EX-24(XII) POA David F. Taplin
EX-24(XIII) POA Frank F. Taplin
EX-24(XIV) POA John F. Turben
EX-24(XV) POA Eugene Wong
EX-31(I) Certification of Reginald R. Eklund
EX-31(II) Certification of Michael K. Smith
EX-32 Certifications Pusuant to 18 U.S.C. Section 1350

PART I

Item 1. BUSINESS.

General

NMHG Holding Co. (“NMHG” or the “Company”) is a wholly owned subsidiary of NACCO Industries, Inc. (“NACCO”). NMHG and its wholly owned subsidiary, NACCO Materials Handling Group, Inc. design, engineer, manufacture, sell, service and lease a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names.

NMHG was incorporated in Delaware in 1999 to serve as a holding company for Hyster-Yale Materials Handling, Inc., which was incorporated in Delaware in 1991 as part of a holding company reorganization.

NMHG operates in two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”).

NMHG Wholesale

NMHG Wholesale designs, engineers, manufactures and sells a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names.

Manufacturing and Assembly

NMHG Wholesale manufactures components, such as frames, masts and transmissions, and assembles products in the market of sale whenever practical to minimize freight cost and balance currency mix. In some instances, however, it utilizes one worldwide location to manufacture specific components or assemble specific products. Additionally, components and assembled lift trucks are distributed between locations when it is advantageous to meet demand in certain markets. NMHG Wholesale operates 13 manufacturing and assembly facilities worldwide with five plants in the Americas, five in Europe and three in Asia-Pacific, including joint venture operations.

Sales of lift trucks represented approximately 84% of NMHG Wholesale’s annual revenues in 2004, 83% in 2003 and 81% in 2002.

Marketing

NMHG Wholesale’s marketing organization is structured in three regional divisions: the Americas; Europe, which includes the Middle East and Africa; and Asia-Pacific. In each region, certain marketing support functions for the Hyster® and Yale® brands are combined into a single shared services organization. These activities include sales and service training, information systems support, product launch coordination, specialized sales material development, help desks, order entry, marketing strategy and field service support. Only the specific aspects of NMHG Wholesale’s sales and marketing activities that interact directly with dealers and customers, such as dealer consulting and new lift truck units and aftermarket parts transaction support, are brand specific.

Distribution Network

NMHG Wholesale distributes lift trucks and aftermarket parts through two channels: dealers and a National Accounts organization.

Dealers

     Independent Dealers

The majority of NMHG Wholesale’s dealers are independently owned and operated. In the Americas, NMHG Wholesale had 61 independent Hyster dealers and 75 independent Yale dealers as of December 31, 2004. In Europe, including the Middle East and Africa, Hyster had 50 independent dealers with locations in 82 countries and Yale had 95 independent dealers with locations in 44 countries as of December 31, 2004. Hyster had 20 independent dealers in Asia-Pacific as of December 31, 2004. Yale was represented by five independent dealers in Asia-Pacific as of December 31, 2004.

     Owned Dealers

From time to time, NMHG has acquired, at least on an interim basis, certain independent Hyster, Yale and competitor dealers and rental companies to strengthen or protect Hyster’s and Yale’s presence in select territories. See section following entitled “NMHG Retail” for a description of NMHG’s owned dealers.

National Accounts

NMHG Wholesale operates a National Accounts organization for both Hyster and Yale focused on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The National Accounts organization accounted for 17% of new lift truck unit volume in 2004. The dealer network described above supports the National Accounts organization by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with National Accounts sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, the National Accounts organization markets services including full maintenance leases and total fleet management.

Customers

NMHG Wholesale’s customer base is diverse and fragmented, including, among others, food distributors, trucking and automotive companies, lumber, metal products, rental companies, paper and building materials suppliers, warehouses, light and heavy manufacturers, retailers and container handling companies.

Aftermarket Parts

NMHG Wholesale offers a line of aftermarket parts to service its large installed base of lift trucks currently in use in the industry. NMHG Wholesale offers online technical reference databases to obtain the required aftermarket parts to service lift trucks and an aftermarket parts ordering system. Aftermarket parts sales represented approximately 16% of NMHG Wholesale’s annual revenues in 2004, 17% in 2003 and 19% in 2002.

NMHG Wholesale sells Hyster® and Yale® branded aftermarket parts to dealers for Hyster and Yale lift trucks. NMHG Wholesale also sells aftermarket parts under the UNISOURCE™, MULTIQUIP™ and PREMIER™ brands to Hyster and Yale dealers for the service of competitor lift trucks. NMHG has entered into a contractual relationship with a third-party, multi-brand, aftermarket parts wholesaler in the Americas, Europe and Asia-Pacific whereby orders from NMHG Wholesale dealers for parts for competitor lift trucks are fulfilled by the third party who then pays NMHG Wholesale a commission.

Financing of Sales

NMHG Wholesale is engaged in a joint venture with General Electric Capital Corporation (“GECC”) to provide dealer and customer financing of new lift trucks in the United States. NMHG owns 20% of the joint venture entity, NMHG Financial Services, Inc. (“NFS”), and receives fees and remarketing profits under a joint venture agreement. This agreement expires December 31, 2008. NMHG accounts for its ownership of NFS using the equity method of accounting.

In addition, NMHG Wholesale has also entered into an operating agreement with GECC under which GECC provides leasing and financing services to Hyster and Yale dealers and their customers outside of the United States. GECC pays NMHG a referral fee once certain financial thresholds are reached. This agreement was extended in 2004 and currently expires in April 2005. NMHG and GECC are currently negotiating for the long-term renewal of this agreement.

Under the joint venture agreement with NFS and the operating agreement with GECC, NMHG’s dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, NMHG provides standby recourse obligations, guarantees or repurchase obligations to NFS or to GECC. In substantially all of these transactions, a perfected security interest is maintained in the lift trucks financed, so that in the event of a default, NMHG has the ability to foreclose on the leased property and sell it through the Hyster or Yale dealer network. Furthermore, NMHG has established reserves for exposures under these agreements.

Backlog

As of December 31, 2004, NMHG Wholesale’s backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks was approximately 25,700 units, or $521 million, of which substantially all is expected to be filled during fiscal 2005. This compares to the backlog as of December 31, 2003 of approximately 19,100 units, or $369 million. Backlog represents unfilled lift truck orders placed with NMHG Wholesale’s manufacturing and assembly facilities from dealers, National Accounts customers and contracts with the United States government.

Key Suppliers and Material Costs

In 2004, no single supplier accounted for more than 5% of NMHG Wholesale’s purchases. NMHG Wholesale believes there are competitive alternatives to all suppliers.

During the past year NMHG Wholesale has experienced significant increases in its materials costs, primarily as a result of increases in global steel prices, due to increased demand and limited supply. While NMHG Wholesale attempts to pass these increased costs along to its customers in the form of higher prices for its products, it has not been, and may not be in the future, able to fully offset the increased costs of steel, due to overall market conditions and the time involved in implementing price increases for its products.

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

NMHG Retail

General

From time to time, NMHG, through NMHG Retail, has acquired, at least on an interim basis, certain independent Hyster, Yale and competitor dealers and rental companies to strengthen or protect Hyster’s or Yale’s presence in select territories. NMHG’s long-term strategy is to retain or identify strategic buyers for owned dealers that represent “best-in-class” dealers to support the Hyster® and Yale® brands.

As of December 31, 2004, NMHG Retail had seven dealerships and rental companies in Europe and nine dealerships and rental companies in Asia-Pacific.

Company Operations

A NMHG Retail dealership is authorized to sell and rent either Hyster® or Yale® brand materials handling equipment. These dealerships will typically also sell non-competing allied lines of equipment from other manufacturers pursuant to dealer agreements. Allied equipment includes such items as sweepers, aerial work platforms, personnel carts, rough terrain forklifts and other equipment as well as racking and shelving. The number and type of products available will vary from dealership to dealership. In addition to the outright sale of new and used equipment, dealerships provide equipment for lease and for short- or long-term rental. Dealerships also derive revenue from the sale of parts and service related to equipment sold, leased and/or serviced by them. Service is performed both in-shop and at the customer’s site.

NMHG Retail dealerships are granted a primary geographic territory by NMHG Wholesale in which they operate. NMHG Retail operations are conducted at branch facilities located in major cities within NMHG Retail’s assigned area of operations.

Competition

The materials handling equipment sales and rental industry is highly fragmented and competitive. NMHG Retail’s competitors include dealers owned by original equipment manufacturers, original equipment manufacturer direct sales efforts, independently owned competitive dealerships and lift truck rental outlets, independent parts operations, independent service shops and, to a lesser extent, independent Hyster or Yale dealers. The lift truck industry also competes with alternative methods of materials handling, including conveyor systems and automated guided vehicle systems.

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

Research and Development

NMHG’s research and development capability is organized around four major engineering centers, all coordinated on a global basis from NMHG’s Portland, Oregon headquarters. Comparable products are designed for each brand concurrently and generally each center is focused on the global requirements for a single product line. NMHG’s counterbalanced development center, which has global design responsibility for several classes of lift trucks primarily used in industrial applications, is located in Portland, Oregon. NMHG’s big truck development center is located in Nijmegen, The Netherlands, adjacent to a dedicated global big truck assembly facility. Big trucks are primarily used in handling shipping containers and in specialized heavy lifting applications. Warehouse trucks, which are primarily used in distribution applications, are designed based on regional differences in stacking and storage practices. As a result, NMHG designs warehouse equipment for sale in the Americas market in Greenville, North Carolina adjacent to the Americas assembly facility for warehouse equipment. NMHG designs warehouse equipment for the European market in Italy adjacent to its assembly facilities for warehouse equipment.

NMHG’s engineering centers utilize a three-dimensional CAD/CAM system and are electronically connected with one another, with all of NMHG’s manufacturing and assembly facilities and with some suppliers. This allows for collaboration in technical engineering designs and collaboration with suppliers. Additionally, NMHG solicits customer feedback throughout the design phase to improve product development efforts. NMHG invested $50.8 million, $51.0 million and $43.7 million on product design and development activities in 2004, 2003 and 2002, respectively. The increased investment in 2003 and 2004 is to support the new 1 to 8 ton internal combustion lift trucks scheduled for introduction in 2005.

Sumitomo-NACCO Joint Venture

NMHG has a 50% ownership interest in Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a limited liability company that was formed in 1970 to manufacture and distribute lift trucks in Japan. Sumitomo Heavy Industries, Inc. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Inc. prior to a vote of SN’s board of directors. As a result, NMHG accounts for its ownership in SN using the equity method of accounting. NMHG purchases Hyster and Yale branded lift trucks and related components and aftermarket parts from SN under normal trade terms for sale outside of Japan.

Employees

As of January 31, 2005, NMHG had approximately 7,500 employees, approximately 6,500 of whom were employed by the wholesale operations and approximately 1,000 of whom were employed by retail operations. A majority of the employees in the Danville, Illinois parts depot operations (approximately 140 employees) are unionized, as are tool room employees (approximately 15 employees) located in Portland, Oregon. NMHG’s contracts with the Danville and Portland unions expire in June 2006 and November 2007, respectively. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville, North Carolina are not represented by unions. In Mexico, shop employees are unionized.

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

In Asia-Pacific, 14 locations have Certified Industrial Agreements for hourly employees, of which seven of the locations have union involvement.

NMHG believes its current labor relations with both union and non-union employees are generally satisfactory. However, there can be no assurances that NMHG will be able to successfully renegotiate its union contracts without work stoppages or on acceptable terms. A prolonged work stoppage at a unionized facility could have a material adverse effect on NMHG’s business and results of operations.

Environmental Matters

NMHG’s manufacturing operations are subject to laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous substances. NMHG Retail’s operations are particularly affected by laws and regulations relating to the disposal of cleaning solvents and wastewater and the use of and disposal of petroleum products from underground and above-ground storage tanks. NMHG’s policies stress compliance and NMHG believes it is currently in substantial compliance with existing environmental laws. If NMHG fails to comply with these laws or its environmental permits, then it could incur substantial costs, including cleanup costs, fines and civil and criminal sanctions. In addition, future changes to environmental laws could require NMHG to incur significant additional expense or restrict operations. Based on current information, management does not expect compliance with environmental requirements to have a material adverse effect on NMHG’s financial condition or results of operations.

In addition, NMHG’s products may be subject to laws and regulations relating to the protection of the environment, including those governing vehicle exhaust. Regulatory agencies in the United States and Europe have issued or proposed various regulations and directives designed to reduce emissions from spark ignited engines and diesel engines used in off-road vehicles, such as industrial lift trucks. These regulations require NMHG and other lift truck manufacturers to incur costs to modify designs and manufacturing processes and to perform additional testing and reporting. While there can be no assurance, NMHG believes that the impact of the additional expenditures to comply with these requirements will not have a material adverse effect on its business.

NMHG is investigating or remediating historical contamination at some current and former sites caused by its operations or those of businesses it acquired. NMHG has also been named as a potentially responsible party for cleanup costs under the so-called Superfund law at several third-party sites where NMHG (or its predecessors) disposed of wastes in the past. Under the Superfund law and often under similar state laws, the entire cost of cleanup can be imposed on any one of the statutorily liable parties, without regard to fault. While NMHG is not currently aware that any material outstanding claims or obligations exist with regard to these sites, the discovery of additional contamination at these or other sites could result in significant cleanup costs that could have a material adverse effect on NMHG’s financial conditions and results of operations.

In connection with any acquisition made by NMHG, NMHG could, under some circumstances, be held financially liable for or suffer other adverse effects due to environmental violations or contamination caused by a prior owner of the business. In addition, under some of the agreements through which NMHG has sold businesses or assets, NMHG has retained responsibility for certain contingent environmental liabilities arising from pre-closing operations. These liabilities may not arise, if at all, until years later.

Government and Trade Regulations

Since June 1988, Japanese-built internal combustion engine lift trucks imported into the United States, with lifting capacities between 2,000 and 15,000 pounds, including finished and unfinished lift trucks, chassis, frames and frames assembled with one or more component parts, have been subject to an anti-dumping duty order. Anti-dumping duty rates in effect through 2004 range from 7.39% to 56.81% depending on manufacturer or importer. The anti-dumping duty rate applicable to imports from SN is 51.33%. NMHG does not currently import for sale in the United States any lift trucks or components subject to the anti-dumping duty order. This anti-dumping duty order will remain in effect until the Japanese manufacturers and importers satisfy the U.S. Department of Commerce that they have not individually sold merchandise subject to the order in the United States below fair market value for at least three consecutive years, or unless the Commerce Department or the U.S. International Trade Commission finds that changed circumstances exist sufficient to warrant the retirement of the order. All of NMHG’s major Japanese competitors have either built or acquired manufacturing or assembly facilities over the past decade in the United States and any products manufactured at these facilities are not subject to the anti-dumping duty order. The legislation implementing the Uruguay round of The General Agreement on Tariffs and Trade (GATT) negotiations passed in 1994 provided for the anti-dumping order to be reviewed for possible retirement in 2005.

NMHG Wholesale’s U.S. operations have benefited from this anti-dumping order in recent years. NMHG Wholesale received anti-dumping settlements from U.S. Customs of $6.7 million in 2004 and $2.0 million in 2002. The 2004 settlement was an award for 2003, which was held by U.S. Customs until 2004 pending a legal review that NMHG was due the funds as a successor to the original claimant. These awards were included in other income (expense) in the Company’s consolidated statements of operations and comprehensive income for each year. The Company does not expect to receive any additional material awards from U.S. Customs related to the anti-dumping action.

There are no material formal restraints on foreign lift truck manufacturers in the European Union. Several Japanese manufacturers have established manufacturing or assembly facilities within the European Union.

As a result of certain rulings by the World Trade Organization (“WTO”) with respect to tax benefits granted to U.S. exporters under U.S. tax laws, a portion of NMHG’s products exported into European Union countries are subject to an additional duty. The additional duty was 5% ad valorem in March 2004 and increases 1% each month thereafter up to a maximum of 17%. Effective January 1, 2005, the council of the European Union amended and suspended the additional customs duties on imports of certain products originating in the United States. However, the European Union may re-impose some of the additional duties in 2006, subject to a determination by the WTO whether certain aspects of the American Jobs Creation Act of 2004 are consistent with the United States’ WTO obligation. Additional duties could have an adverse effect on NMHG’s revenues and cash flow. In addition, NMHG’s business in the past has been affected by trade disputes between the United States and Europe. In the future, to the extent NMHG is affected by trade disputes and increased tariffs are levied on its goods, its results of operations may be materially adversely affected.

Segment and Foreign Operations Financial Disclosures

For financial information on each of NMHG’s segments, see Note 14 to the Consolidated Financial Statements contained in Item 15 of this Form 10-K. For a description of revenues and other financial information by geographic region, see Note 14 to the Consolidated Financial Statements contained in Item 15 of this Form 10-K.

Item 2. PROPERTIES

NMHG Wholesale

     The following table presents the principal assembly, manufacturing, distribution and office facilities that NMHG owns or leases for use in the wholesale operations:

Owned/
Region	Facility Location	Leased	Function(s)

Americas	Berea, Kentucky	Owned	Assembly of lift trucks and manufacture of component parts
	Danville, Illinois	Owned	Americas parts distribution center
	Greenville, North Carolina	Owned	Divisional headquarters and marketing and sales operations for Hyster and Yale in Americas; Americas warehouse development center; assembly of lift trucks and manufacture of component parts
	Portland, Oregon	Owned	Counterbalanced development center for design and testing of lift trucks, prototype equipment and component parts
	Portland, Oregon	Leased	Manufacture of production tooling and prototype units
	Portland, Oregon	Leased	Global headquarters
	Ramos Arizpe, Mexico	Owned	Manufacture of component parts for lift trucks
	Sao Paolo, Brazil	Owned	Assembly of lift trucks and marketing operations for Brazil
	Sulligent, Alabama	Owned	Manufacture of component parts for lift trucks

Europe	Craigavon, Northern	Owned	Manufacture of lift trucks; cylinder and transmission
	Ireland		assembly; mast fabrication and assembly for Europe
	Fleet, England	Leased	Hyster and Yale marketing and sales operations in Europe
	Irvine, Scotland	Owned	Divisional headquarters; assembly of lift trucks, mast manufacturing and assembly
	Modena, Italy	Leased	Assembly of lift trucks
	Masate, Italy	Leased	Assembly of lift trucks; European warehouse development center
	Nijmegen, The Netherlands	Owned	Big trucks development center; manufacture and assembly of big trucks and component parts; European parts distribution center

Asia	Shanghai, China	Owned (1)	Assembly of lift trucks by Shanghai Hyster joint venture
	Sydney, Australia	Leased	Divisional headquarters and sales and marketing for Asia-Pacific; Asia-Pacific parts distribution center

(1) This facility is owned by Shanghai Hyster Forklift Ltd., NMHG’s Chinese joint venture company.

SN’s operations are supported by five facilities. SN’s headquarters are located in Obu, Japan at a facility owned by SN. The Obu facility also has assembly and distribution capabilities. In Cavite, the Philippines, SN owns a facility for the manufacture of frames for SN products. As a result of the acquisition of a retail operation, SN also has three dealerships in Japan.

During 2004, NMHG closed its Lenoir, North Carolina, facility, which was previously used for the manufacture of parts for lift trucks. The Lenoir facility was closed as part of NMHG Wholesale’s restructuring plan. See further discussion of the Company’s restructuring programs under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

NMHG Retail

NMHG Retail’s 16 dealerships operate from 47 locations. Of these locations, 21 are in Europe and 26 are in Asia-Pacific, as shown below:

Europe	Asia-Pacific
France (15)	Australia (25)

Germany (2)	Singapore (1)

The Netherlands (1)

United Kingdom (3)

Dealer locations generally include facilities for displaying equipment, storing rental equipment, servicing equipment, aftermarket parts storage and sales and administrative offices. NMHG owns three of these locations and leases 44 locations. Some of the leases were entered into or assumed in connection with acquisitions and many of the lessors under these leases are former owners of businesses that NMHG acquired.

NMHG Retail geographic headquarters are shared with NMHG Wholesale in Europe and Asia-Pacific.

Item 3. LEGAL PROCEEDINGS

Various legal proceedings and claims have been or may be asserted against NMHG relating to the conduct of its business, including product liability, environmental and other claims. These proceedings are incidental to the ordinary course of NMHG’s business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I 2(c) of Form 10-K.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER

PURCHASES OF EQUITY SECURITIES

NMHG is a wholly owned subsidiary of NACCO Industries, Inc. and there is no established public trading market for its common stock. In 2004 and 2003, NMHG declared a cash dividend of $5.0 million on its common stock. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of the restrictions on NMHG’s ability to pay such dividends.

NMHG does not maintain compensation plans under which equity securities of NMHG are authorized for issuance.

Item 6. SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I 2(a) of Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

OVERVIEW

NMHG Holding Co. (“NMHG” or the “Company”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. Lift trucks and component parts are manufactured in the United States, Mexico, Brazil, Northern Ireland, Scotland, The Netherlands, Italy, China, Japan, and the Philippines. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. NMHG Retail includes the elimination of intercompany revenues and profits resulting from sales by NMHG Wholesale to NMHG Retail.

Demand for lift trucks is cyclical and depends upon capital budgeting in a variety of end markets where lift trucks are sold. NMHG believes its market, like the broader global economy, has begun to recover and is poised for further growth. In order to streamline manufacturing processes and transfer processes and sourcing to low-cost locations, NMHG developed and implemented global restructuring programs during the past few years, which included the closure of assembly facilities, labor and overhead reductions and restructuring of its owned dealers. These programs have reduced and will continue to reduce costs and more closely align operations with the demand for products and services, while maintaining substantially the same lift truck production capacity in fewer facilities.

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

NMHG believes these cost-reduction, quality-improvement and growth programs have positioned NMHG to take advantage of the continuing recovery in the capital goods market, and will result in reduced fixed overhead costs, lower manufacturing costs and improvements in both gross margins and operating profit. Some savings are volume-sensitive and the program benefits are based on future unit volume levels that are consistent with historical industry demand cycle patterns. If future industry demand levels are lower than historical industry demand cycles would indicate, or if on-going operating costs, including material costs, are higher than projected, the actual annual savings and benefits from these programs could be lower than anticipated.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities (if any). On an ongoing basis, the Company evaluates its estimates, including those related to product discounts and returns, bad debts, inventories, income taxes, warranty obligations, product liabilities, restructuring, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience, actuarial valuations and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about

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

Product liabilities: The Company provides for the estimated cost of personal and property damage relating to the Company’s products. Reserves are recorded for estimates of the costs for known claims and estimates of the costs of incidents that have occurred but for which a claim has not yet been reported to the Company, in excess of available insurance coverage. While the Company engages in extensive product quality reviews and customer education programs, the Company’s product liability provision is affected by the number and magnitude of claims of alleged product-related damage and the cost to defend those claims. In addition, the provision for product liabilities is also affected by changes in assumptions for medical costs, inflation rates, trends in damages awarded by juries and estimates of the number of claims that have been incurred but not yet reported. Changes to the estimate of any of these factors could result in a material change to the Company’s product liability provision causing a related increase or decrease in reported net operating results in the period of change in the estimate.

Goodwill: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company is required to test goodwill for impairment at least annually. Changes in management’s judgments and estimates could significantly affect the Company’s analysis of the impairment of goodwill. To test goodwill for impairment, the Company is required to estimate the fair value of each of its reporting units. Since quoted market prices in an active market are not available for the Company’s reporting units, the Company uses other valuation techniques. The Company has developed a model to estimate the fair value of the reporting units, primarily incorporating a discounted cash flow valuation technique. This model incorporates the Company’s estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management’s judgment regarding the applicable discount rates used to discount those estimated cash flows. Changes to these judgments and estimates could result in a significantly different estimate of the fair value of the reporting units which could result in an impairment of goodwill.

Revenue recognition: Revenues are generally recognized when title transfers and risk of loss passes as customer orders are completed and shipped. For NMHG’s National Account customers, revenue is recognized upon customer acceptance. Reserves for discounts, returns and product warranties are maintained for anticipated future claims. The accounting policies used to develop these product discounts, returns and warranties include:

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

Product returns: Products generally are not sold with the right of return. However, based on the Company’s historical experience, a portion of products sold are estimated to be returned due to reasons such as product failure which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues at the time of sale based on this historical experience and the limited right of return provided to certain customers. If future trends were to change significantly from those experienced in the past, incremental reductions to revenues may result based on this new experience.

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

Self-insurance Liabilities: The Company is generally self-insured for product liability, environmental liability, and medical and workers’ compensation claims. For product liability, catastrophic coverage is retained for potentially significant individual claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, legal defense costs, inflation rates, medical costs and actual experience could cause estimates to change in the near term. For product liability, catastrophic coverage is retained for potentially significant individual claims.

Deferred tax valuation allowances: The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. A valuation allowance has been provided against certain deferred tax assets related to non-U.S. and U.S. state jurisdiction net operating loss carryforwards. Management believes the reserves are adequate after considering future taxable income, allowable carryforward periods and ongoing prudent and feasible tax planning strategies. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount (including the valuation allowance), an adjustment to the deferred tax asset would increase income in the period such determination was made. Conversely, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be expensed in the period such determination was made.

American Jobs Creation Act of 2004: The Company does not provide taxes on undistributed foreign earnings which are considered to be reinvested indefinitely outside of the United States. At the present time, the Company has not completed the process of reevaluating its position with respect to the indefinite reinvestment of foreign earnings taking into account the effects of the American Jobs Creation Act of 2004 (the “Jobs Act”).

Internal Revenue Code Section 965 (the Dividend Exclusion), enacted as part of the Jobs Act in October 2004, is a temporary provision that allows U.S. companies to repatriate earnings from their non-U.S. subsidiaries at a reduced tax rate provided that certain specified conditions and restrictions are satisfied. The Dividend Exclusion provisions provide that U.S. companies may elect, for one taxable year, an 85% dividends received deduction for eligible dividends received from their non-U.S. subsidiaries effectively reducing the rate of U.S. tax on such earnings.

The Company continues to monitor the evolving guidance in this area and has modeled its effects based upon the current available guidance as issued by the Treasury Department and the Internal Revenue Service as well as the proposed resolutions to some computational issues for which direct guidance has not yet been published. The Company is awaiting the issuance of further regulatory guidance or statutory technical corrections with respect to certain provisions of the Dividend Exclusion prior to determining the amount, if any, of the qualifying dividend to be paid.

At the present time, the Company is in the process of evaluating whether it will repatriate any foreign earnings under the Dividend Exclusion provisions of the Jobs Act, and if so, the amount that will be repatriated. The Company’s best estimate of the range of possible amounts that may be repatriated subject to the Dividend Exclusion provisions is $0 to $70.0 million upon which the estimated range of tax expense would be $0 to $5.5 million, under the current available guidance.

The Company expects to complete its evaluation related to the possible repatriation of foreign earnings during 2005.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

Retirement Benefit Plans: The Company maintains various defined benefit pension plans. In 1996, pension benefits were frozen for employees covered under NMHG’s U. S. defined benefit plans, except for those NMHG employees participating in collective bargaining agreements. As a result, in the United States only certain employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees of the Company, including employees whose pension benefits were frozen, will receive retirement benefits under defined contribution retirement plans. The Company’s policy is to periodically make contributions to fund these plans within the range allowed by applicable regulations. Plan assets consist primarily of publicly traded stocks, investment contracts and government and corporate bonds. There is no guarantee that the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses.

The expected long-term rate of return on defined benefit plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption at its September 30 measurement date were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes over the time period from January 1, 1960 to September 30, 2004 and 2003. During periods of both significant market gains as well as depressed market returns, the Company has held to a consistent 9.00% expected rate of return assumption.

The U.S. defined benefit plans maintain an investment policy that, among other things, establishes a portfolio asset allocation methodology with percentage allocation bands for individual asset classes. This investment policy states that the plans invest from 60% to 70% in equity securities and from 30% to 40% in fixed income securities. The investment policy further divides investments in equity securities among separate allocation bands for equities of large cap companies, equities of medium and small cap companies and equities of non-U.S. companies. The investment policy provides that investments are reallocated between asset classes as balances exceed or fall below the appropriate allocation bands. Allocation between equity and debt securities varies by plan in countries outside the United States, but all plans’ assets are broadly diversified both domestically and internationally.

The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. The Company’s share of the costs under these plans is capped. Under the Company’s current policy, plan benefits are funded at the time they are due to participants. The plans have no assets.

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects at December 31, 2004:

	1 - Percentage -	1 - Percentage -
	Point	Point
	Increase	Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	$—	$—

See Note 13 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company’s retirement benefit plans.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

FINANCIAL REVIEW

The segment and geographic results of operations for NMHG were as follows for the year ended December 31:

	2004	2003	2002
Revenues
Wholesale
Americas	$1,201.7	$1,068.7	$958.3
Europe	544.6	446.5	385.8
Asia-Pacific	115.4	101.8	72.1

	1,861.7	1,617.0	1,416.2

Retail (net of eliminations)
Americas	—	1.2	26.2
Europe	88.5	78.3	66.2
Asia-Pacific	106.7	83.1	79.8

	195.2	162.6	172.2

NMHG Consolidated	$2,056.9	$1,779.6	$1,588.4

Operating profit (loss)
Wholesale
Americas	$29.6	$47.1	$49.0
Europe	6.5	6.3	(2.8)
Asia-Pacific	3.0	2.1	0.4

	39.1	55.5	46.6

Retail (net of eliminations)
Americas	—	0.1	(2.7)
Europe	(1.9)	(4.8)	0.4
Asia-Pacific	(2.2)	(2.0)	(0.9)

	(4.1)	(6.7)	(3.2)

NMHG Consolidated	$35.0	$48.8	$43.4

Interest expense
Wholesale	$(27.5)	$(28.9)	$(25.9)
Retail (net of eliminations)	(6.2)	(6.2)	(8.0)

NMHG Consolidated	$(33.7)	$(35.1)	$(33.9)

Other income (expense) - net
Wholesale	$12.4	$3.9	$(1.2)
Retail (net of eliminations)	0.1	—	1.5

NMHG Consolidated	$12.5	$3.9	$0.3

Net income (loss)
Wholesale	$22.3	$22.4	$21.5
Retail (net of eliminations)	(7.2)	(6.0)	(9.2)

NMHG Consolidated	$15.1	$16.4	$12.3

Effective income tax rate
Wholesale	8.8%	28.5%	(4.1%)
Retail (net of eliminations)	29.4%	53.5%	5.2%
NMHG Consolidated	(6.5%)	10.2%	(13.3%)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

A detail of Other income (expense)-net is as follows for the year ended December 31:

	2004	2003	2002
Other income (expense)-net
NMHG Wholesale
Interest income	$2.0	$2.6	$3.3
U.S. customs award	6.7	—	2.0
Foreign currency exchange gain	0.1	0.8	0.8
Income from unconsolidated affiliates	5.7	3.6	0.5
Loss on interest rate swap agreements	(0.2)	(1.5)	(5.7)
Discount on the sale of accounts receivable	—	—	(0.5)
Other	(1.9)	(1.6)	(1.6)

	12.4	3.9	(1.2)

NMHG Retail
Interest income	0.1	0.2	0.1
Other	—	(0.2)	1.4

	0.1	—	1.5

NMHG Consolidated	$12.5	$3.9	$0.3

The U.S. Customs awards of $6.7 million in 2004 and $2.0 million in 2002 represent anti-dumping settlements received by NMHG. The 2004 settlement was an award for 2003, which was held by U.S. Customs until 2004 pending a legal review, that NMHG was due as a successor to the original claimant. NMHG was advised that it was the proper recipient and the funds were released during 2004.

Income from unconsolidated affiliates increased in 2004 compared with 2003 primarily due to improved operating results at both of the Company’s equity-method joint ventures, Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”) and NMHG Financial Services, Inc. (“NFS”). The increase in 2003 over 2002 was the result of two adjustments to the value of investments in unconsolidated affiliates, which totaled $4.0 million. A $2.4 million write-down was recorded in 2002 for an other-than-temporary decline in the value of a preferred stock investment in a U.S. dealer accounted for under the cost method. As a result of significant losses in 2002 and 2001 at the dealer and the uncertainty concerning the dealer’s future financial performance, it was determined that the investment had suffered an other-than-temporary impairment. Accordingly, the Company recorded a write-down of its investment for the difference between the carrying amount and the fair value of the investment. No other significant losses are anticipated as a result of this investment. Additionally, in 2002, the Company recorded a $1.6 million impairment charge against its investment related to a 25% interest in the equity of an unconsolidated parts distributor in Australia. In the third quarter of 2002, an independent third party purchased the remaining 75% of the equity of the distributor. Based on the purchase price paid for the remaining 75%, NMHG determined that its 25% investment was impaired and, thus, recorded an impairment charge of $1.6 million. Subsequently, in the fourth quarter of 2002, NMHG sold its 25% investment in the parts distributor to the 75% owner. No significant additional loss was recorded at the time of the sale.

The losses on interest rate swap agreements of $0.2 million in 2004 and $1.5 million in 2003 compared with $5.7 million in 2002 is primarily due to the 2002 recognition of the ineffective portion of interest rate swap agreements which no longer qualified for hedge accounting as a result of the refinancing of NMHG’s debt in May 2002. All of NMHG’s interest rate swap agreements were terminated prior to December 31, 2002. See “Liquidity and Capital Resources” for further discussion. Discounts on the sale of receivables in 2002 of $0.5 million related to a program to sell accounts receivable in Europe, which was terminated in May 2002.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

A reconciliation of NMHG Wholesale’s federal statutory and effective income tax is as follows for the year ended December 31:

	2004	2003	2002
NMHG Wholesale
Income before income taxes and minority interest:	$24.0	$30.5	$19.5

Statutory taxes at 35%	$8.4	$10.7	$6.8
Recognition of prior losses on investment in China	—	—	(1.9)
Equity earnings	(2.2)	(1.3)	—
Settlements	(1.3)	—	(4.2)
Other items	(2.8)	(0.7)	(1.5)

Income tax provision (benefit)	$2.1	$8.7	$(0.8)

Effective income tax rate	8.8%	28.5%	(4.1%)

During 2004, NMHG Wholesale’s effective income tax rate was affected by the settlement of income tax audits and transfer pricing disputes with various taxing authorities. The comparability of the effective income tax rate for 2004 versus 2003 was also affected by an increase in equity earnings already taxed by the respective joint ventures and not subject to additional income taxes by NMHG Wholesale. Other items included a shift in the mix of earnings to jurisdictions with lower income tax rates, and as a result of the Jobs Act, the recognition of deferred tax assets for foreign tax credits, which were previously considered unrealizable. During 2002, NMHG Wholesale recognized certain favorable tax adjustments including $4.2 million from the settlement of a transfer pricing tax audit and $1.9 million related to the recognition of previously generated losses from its investment in China.

A reconciliation of NMHG Retail’s federal statutory and effective income tax is as follows for the year ended December 31:

	2004	2003	2002
NMHG Retail
Loss before income taxes and minority interest:	$(10.2)	$(12.9)	$(9.7)

Statutory taxes at 35%	$(3.6)	$(4.5)	$(3.4)
Settlements	(0.8)	—	—
Release of valuation reserve related to foreign net operating loss	—	(2.8)	—
Other items	1.4	0.4	2.9

Income tax benefit	$(3.0)	$(6.9)	$(0.5)

Effective income tax rate	29.4%	53.5%	5.2%

During 2004, the effective income tax rate for NMHG Retail was favorably affected by the benefit of a settlement of a foreign income tax claim in Asia-Pacific. During 2003, NMHG Retail reversed $2.8 million in valuation allowances related to foreign net operating loss carryforwards. As a result of non-U.S. tax law changes, NMHG now expects to utilize these foreign net operating loss carryforwards.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

NMHG WHOLESALE

2004 Compared With 2003

Revenues:

The following table identifies the components of the changes in revenues for 2004 compared with 2003:

Revenues
2003	$1,617.0

Increase in 2004 from:
Unit volume	135.7
Foreign currency	59.8
Unit product mix	18.9
Service parts	18.9
Unit price	11.4

2004	$1,861.7

Revenues increased $244.7 million, or 15.1%, due primarily to higher volumes of lift truck sales in the Americas and Europe as unit shipments increased 10.1% to 77,493 units in 2004 from 70,406 units in 2003. Also contributing to the increase in unit sales was a shift in mix to higher-priced lift trucks and price increases in the Americas. Additionally, revenues from parts sales increased primarily in the Americas due mainly to higher volume. The overall increase in revenues was also favorably affected from translating sales in foreign currencies to U.S. dollars primarily due to the strength of the British pound sterling and the euro against the dollar.

Operating profit:

The following table identifies the components of the changes in operating profit for 2004 compared with 2003:

Operating
Profit
2003	$55.5

Increase (decrease) in 2004 from:
Standard margin	34.2
Other cost of sales	(36.1)
Selling, general and administrative expenses	(7.4)
NACCO fees	5.9
Foreign currency	(13.0)

2004	$39.1

Operating profit decreased $16.4 million, or 29.5%, as the favorable impact of increased revenues was more than offset by higher material costs and the unfavorable impact of changes in currency exchange rates on domestic operations as a result of the weakening U.S. dollar. Higher standard margins, primarily due to an increase in revenues as discussed above, were more than offset by higher cost of sales, including a $48.3 million increase in material costs, primarily the commodity cost of steel, in the Americas and Europe. NMHG Wholesale’s operating results benefited from the temporary suspension of fees charged by NACCO for a portion of 2004. That benefit was more than offset by increased selling, general and administrative expenses primarily due to higher employee-related expenses in the Americas and Europe and higher marketing expenses in Europe.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

Net Income:

Net income of $22.3 million in 2004 was essentially unchanged compared with $22.4 million in 2003. The $16.4 million decrease in operating profit in 2004 compared with 2003 was partially offset by the $6.7 million anti-dumping settlement, discussed above; a $2.1 million increase in income from unconsolidated affiliates; a $1.4 million decline in interest expense, due to reduced borrowings; and a decrease in the provision for income taxes. The reduced income tax provision was due to lower pre-tax profit as well as a decline in NMHG Wholesale’s effective tax rate as previously discussed.

Backlog:

NMHG Wholesale’s worldwide backlog level increased to 25,700 units at December 31, 2004 compared with 19,100 units at December 31, 2003 and decreased from 26,800 units at September 30, 2004. The 34.6% increase from 2003 was primarily due to increased global demand for lift trucks. The decline from September 30, 2004 was primarily attributable to an increase in throughput at the Company’s manufacturing facilities in the fourth quarter of 2004.

2003 Compared With 2002

Revenues:

The following table identifies the components of the changes in revenues for 2003 compared with 2002:

Revenues
2002	$1,416.2

Increase (decrease) in 2003 from:
Unit volume	105.8
Foreign currency	76.5
Service parts	(19.8)
Sales mix and other	38.3

2003	$1,617.0

Revenues increased $200.8 million, or 14.2%, to $1,617.0 million for the year ended December 31, 2003 compared with $1,416.2 million for the year ended December 31, 2002. The increase in revenues was primarily due to increases in unit volume and the favorable impact of foreign currencies. Unit shipments increased 9.3% to 70,406 units in 2003 from 64,437 units in 2002. The increase in unit shipments was due in part to a low level of sales in the first half of 2002 as a result of depressed market conditions. In addition to improved unit volumes, 2003 revenues also benefited from the favorable impact of foreign currencies in Europe and Asia-Pacific compared with 2002 as a result of the strength of foreign currencies compared with the U.S. dollar during 2003. The decline in service parts revenues, despite an increase in parts volume, was a result of a partial shift to direct ship sales. Under direct ship sales, NMHG’s dealers sell parts that are shipped directly from NMHG to the end user and NMHG recognizes commissions on the sales rather than the gross sales amount.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

Operating profit:

The following table identifies the components of the changes in operating profit for 2003 compared with 2002:

Operating
Profit
2002	$46.6

2002 Restructuring charge	12.5

59.1
Increase (decrease) in 2003 from:
Standard margin	54.0
Other cost of sales	(12.8)
Selling, general and administrative expense	(26.9)
Foreign currency	(17.9)

2003	$55.5

NMHG Wholesale’s operating profit increased $8.9 million, or 19.1%, to $55.5 million in 2003 compared with $46.6 million in 2002. The increase was primarily due to an increase in standard margin as a result of the increase in unit volume discussed above and an improvement in units and parts margins. The increase in margins on units was the result of a shift in sales to higher-margin lift trucks. Operating profit also increased in 2003 compared with 2002 as a result of restructuring charges taken in 2002. In 2002, NMHG Wholesale recorded a $12.5 million charge for the restructuring of certain operations in the Americas and Europe. See further discussion in “2002 Restructuring Plan” below. The factors positively impacting operating profit were partially offset by an increase in selling, general and administrative expenses, net of foreign currency effects, primarily due to increased spending on product development and marketing, as well as increased employee-related expenses. The increase in product development and marketing expenses were in large part due to spending on redesign and introduction of the 1 to 8 ton internal combustion engine lift trucks. Also negatively affecting operating profit was the impact of foreign currencies on domestic operations as a result of the weakening U.S. dollar.

Net income:

Net income increased $0.9 million, or 4.2%, to $22.4 million in 2003 compared with $21.5 million in 2002, primarily due to the factors affecting operating profit discussed above, as well as increases in income from unconsolidated affiliates and a decrease in loss on interest rate swap agreements as a result of NMHG’s May 2002 debt refinancing. See further discussion of unconsolidated affiliates in “Related Party Transactions” below. These increases in net income were partially offset by an increase in income taxes as previously discussed and an increase in interest expense as a result of NMHG’s May 2002 debt refinancing. See further discussion of the refinancing in “Liquidity and Capital Resources” below.

2002 Restructuring Plan:

As announced in December 2002, NMHG Wholesale has phased out its Lenoir, North Carolina lift truck component facility and is restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million, of which $3.8 million relates to a non-cash asset impairment charge and $8.7 million relates to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Severance payments began in 2003 and are expected to continue through 2006. These actions are designed to essentially complete the restructuring of NMHG Wholesale’s global manufacturing facility infrastructure. Previously announced programs, such as Demand Flow Technology™, selected component outsourcing and innovative lift truck designs have enabled NMHG to maintain substantially unchanged lift truck production capacity in fewer facilities and at a reduced cost.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

The Lenoir plant’s lift truck component operations, including mast and cylinder manufacturing, were consolidated into plants in Sulligent, Alabama; Berea, Kentucky; and Greenville, North Carolina. The Irvine assembly and component facility is being restructured to an appropriately sized operation. The restructured facility will manufacture three- and four-wheel electric rider lift trucks and mast components for the European market. Other lift truck components currently manufactured in Irvine will be outsourced to independent suppliers.

During 2004, payments of $1.8 million were made to approximately 122 employees. In addition, $1.1 million of the amount originally accrued for severance was reversed as a result of employees leaving prior to becoming eligible for severance benefits and an additional decrease in the total number of employees estimated to be severed as a result of an increase in estimates of future production levels. During 2003, payments of $1.4 million were made to approximately 169 employees. Additionally in 2003, $0.3 million of the amount accrued at December 31, 2002 was reversed as a result of a reduction in the estimate of employees eligible to receive severance payments. Also included in the original restructuring charge was $0.9 million accrued for post-employment medical benefits, of which $0.5 million and $0.3 million were paid out during 2004 and 2003, respectively. Approximately $6.6 million and $9.3 million of restructuring related costs, which were primarily related to manufacturing inefficiencies and were not eligible for accrual when the program was announced in December 31, 2002, were expensed in 2004 and 2003, respectively. Of the $6.6 million additional costs incurred during 2004, $5.9 million is classified as cost of sales and $0.7 million is classified as selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2004. Of the $9.3 million additional costs incurred during 2003, $9.0 million is classified as cost of sales and $0.3 million is classified as selling, general, and administrative expenses for the year ended December 31, 2003.

Additional costs, which were not eligible for previous accrual, of $4.7 million and $4.8 million are expected under these programs in 2005 and 2006, respectively. NMHG Wholesale estimates that these additional costs will be offset by cost savings, primarily from reduced employee wages and benefits, from these programs of $10.6 million and $11.1 million in 2005 and 2006, respectively, and $15.2 million annually thereafter.

NMHG RETAIL (net of eliminations)

2004 Compared With 2003

Revenues:

The following table identifies the components of the changes in revenues for 2004 compared with 2003:

Revenues
2003	$162.6

Impact of U.S. dealer sold in Jan. 2003	(1.2)

161.4

Increase (decrease) in 2004 from:
Europe	1.4
Asia-Pacific	(1.5)
Foreign currency	30.5
Eliminations	3.4

2004	$195.2

Revenues increased $32.6 million, or 20.0%, primarily due to the favorable impact of translating sales in foreign currencies to U.S. dollars, due to the weak dollar as compared to the British pound sterling, euro and Australian dollar. Also contributing to the higher revenues was a decrease in eliminations due to lower intercompany sales between NMHG Wholesale and NMHG Retail, primarily in Asia-Pacific. In Europe, improved used unit sales and

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

service revenues were partially offset by lower parts sales. The decrease in Asia-Pacific was primarily due to a decrease in new unit sales and a shift in mix to lower-priced lift trucks.

Operating loss:

The following table identifies the components of the changes in operating loss for 2004 compared with 2003:

Operating
Loss
2003	$(6.7)

Wind-down costs of previously sold dealers	1.0
Impact of U.S. dealer sold in Jan. 2003	0.1

(5.6)

Increase (decrease) in 2004 from:
Europe	2.5
Asia-Pacific	2.0
Foreign currency	(1.0)
Eliminations	(2.0)

2004	$(4.1)

NMHG Retail’s operating loss decreased $2.6 million primarily due to reduced operating losses in Europe and Asia-Pacific. The improved operating results in Europe are primarily due to a decrease in operating expenses, due in part to the positive impact of prior restructuring programs. Also contributing to the improved operating results in Europe was the positive impact of increased service revenues discussed above. Improved operating results in Asia-Pacific, despite lower revenues, were due to improved service and rental margins. Additionally, the 2003 results include wind-down costs related to the settlement of contingent liabilities for previously-sold dealers. These improvements in NMHG Retail’s operating results were partially offset by the negative impact of translating losses in foreign currencies in Europe and Asia-Pacific to U.S. dollars, as well as an increase in the elimination of intercompany profit on intercompany sales between NMHG Wholesale and NMHG Retail.

Net loss:

NMHG Retail’s net loss increased $1.2 million to $7.2 million in 2004 from $6.0 million in 2003, as the impact of the improved operating results on net income was more than offset by the absence of a $2.8 million favorable tax adjustment recognized in the prior year as previously discussed.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

2003 Compared With 2002

Revenues:

The following table identifies the components of the changes in revenues for 2003 compared with 2002:

Revenues
2002	$172.2

2002 Impact of U.S. dealer sold in Jan. 2003	(26.2)

146.0
Increase (decrease) in 2003 from:
Europe	5.6
Asia-Pacific	(4.9)
Foreign currency	35.6
Eliminations	(20.9)

161.4

2003 Impact of U.S. dealer sold in Jan. 2003	1.2

2003	$162.6

Revenues for the year ended December 31, 2003 decreased $9.6 million, or 5.6%, to $162.6 million compared with revenues of $172.2 million for the year ended December 31, 2002. The decrease in revenues was primarily due to the January 2003 sale of NMHG Retail’s only wholly owned U.S. dealer. See further discussion below. Excluding the results of the sold U.S. dealer, revenues increased $15.4 million, or 10.5%, primarily due to the favorable impact of foreign currency. The favorable effects of foreign currencies were partially offset by an increase in intercompany sales eliminations due to higher sales from NMHG Wholesale to NMHG Retail in Asia-Pacific and Europe. Additionally, revenues in Europe were higher as a result of increased sales of new lift trucks partially offset by a decrease in parts and service revenues. In Asia-Pacific, revenues decreased due primarily to lower parts and service revenues.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

Operating loss:

The following schedule identifies the components of the changes in operating loss for 2003 compared with 2002:

Operating
Loss
2002	$(3.2)

2002 Impact of U.S. dealer sold in Jan. 2003	2.7

(0.5)

Increase (decrease) in 2003 from:
Europe	(4.0)
Asia-Pacific	(1.1)
Foreign currency	(0.9)
Eliminations	(0.3)

(6.8)

2003 Impact of U.S. dealer sold in Jan. 2003	0.1

2003	$(6.7)

NMHG Retail’s operating loss for the year ended December 31, 2003 was $6.7 million, $3.5 million higher than the 2002 operating loss of $3.2 million. Excluding the results of the U.S. operations sold in January 2003, NMHG Retail’s operating loss increased $6.3 million in 2003. The increased operating loss was primarily due to a $4.0 million increase in the operating loss in Europe primarily due to higher operating and rental fleet expenses. Also contributing to NMHG Retail’s increased operating loss was an increased operating loss in Asia-Pacific due to a decrease in rental and service contract profits as a result of lower revenues and margins. These decreases were partially offset by a decrease in operating expenses in Asia-Pacific. NMHG Retail’s operating loss was also unfavorably impacted by the translation of foreign currencies in Europe and Asia-Pacific.

Net loss:

Despite the increase in operating loss from 2002 to 2003, NMHG Retail’s net loss decreased $3.2 million to $6.0 million in 2003 from $9.2 million in 2002. The improvement was primarily a result of the favorable effect of certain tax adjustments as previously discussed.

2003 Sale of U.S. Dealer:

On January 3, 2003, NMHG sold substantially all of the assets and liabilities of its wholly owned dealer in the United States, which comprised the Americas component of NMHG Retail. The loss recognized in 2002 as a result of the write-down to fair value, less cost to sell, of the disposed net assets was not material to the operating results of the Company. Furthermore, no significant additional loss was recognized in 2003 or 2004 as a result of this transaction. Revenues from the NMHG Retail-Americas operation in 2003 and 2002 were $1.2 million and $26.2 million, respectively, net of eliminations from transactions with NMHG Wholesale. In 2003, NMHG Retail realized $0.1 million in operating income from the Americas operations compared with a $2.7 million operating loss in 2002, net of eliminations. As a result of the sale of this business, no additional revenues and losses have been incurred or are expected. However, NMHG Wholesale sold lift trucks and service parts to the new independent owner of this retail dealership in 2004 and 2003 and such sales are expected to continue.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

2004 Compared With 2003

The following tables detail the changes in cash flow for NMHG Consolidated for the years ended December 31:

	2004	2003	Change
Operating activities:

Net income	$15.1	$16.4	$(1.3)
Depreciation and amortization	41.9	44.1	(2.2)
Other	0.4	14.9	(14.5)
Working capital changes	22.6	(25.3)	47.9

Net cash provided by operating activities	80.0	50.1	29.9

Investing activities:

Expenditures for property, plant and equipment	(33.4)	(27.6)	(5.8)
Proceeds from the sale of assets	13.4	16.5	(3.1)
Capital Grants and other	2.7	—	2.7

Net cash used for investing activities	(17.3)	(11.1)	(6.2)

Cash flow before financing activities	$62.7	$39.0	$23.7

Cash provided by operations increased $29.9 million primarily due to favorable working capital performance driven mainly by an increase in accounts payable due to higher purchases and the timing of vendor payments. Also, contributing to the improved operating cash flow was favorable accounts receivable performance in 2004 as compared with 2003 due to improved collections. The improved cash flow from payables and receivables was partially offset by the negative cash flow impact of increases in inventories. The favorable impact of working capital changes on operating cash flow was partially offset by a decrease in non-cash items primarily due to changes in deferred taxes as well as an increase in the excess of income from unconsolidated affiliates over cash distributions received from those unconsolidated affiliates. Cash used in investing activities increased $6.2 million, primarily due to an increase in spending on property, plant and equipment as well as a decrease in proceeds from the sale of assets. The increase in capital spending was primarily due to increased spending on tooling and plant improvements related to the production of the new series of 1 to 8 ton internal combustion engine lift trucks. The decrease in proceeds from the sale of assets was primarily due to the sale of NMHG Retail’s only wholly owned U.S. dealer in January 2003. Additionally, during 2004, NMHG Wholesale’s European operations received government grants to offset the cost of certain 2004 improvements to its plant in Craigavon, Northern Ireland.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

	2004	2003	Change
Financing Activities:

Net reduction of long-term debt and revolving credit agreements	$(20.5)	$(29.0)	$8.5
Financing fees paid	(0.8)	(0.1)	(0.7)
Cash dividends paid to NACCO	(5.0)	(5.0)	—

Net cash used for financing activities	$(26.3)	$(34.1)	$7.8

Cash used for financing activities declined $7.8 million as NMHG’s net reduction to debt decreased by $8.5 million. The increase in financing fees paid was the result of costs related to the amendment of NMHG’s revolving credit facility. See further discussion under the heading “Financing Activities” below.

Financing Activities

During 2004, NMHG amended its secured, floating-rate revolving credit facility to, among other things, reduce the size of the facility to $135.0 million from $175.0 million, reduce the applicable interest rate margins, reduce the minimum excess availability requirement from $15.0 million to $10.0 million and extend the term of the agreement until May 9, 2007. The maximum availability under the revolving credit facility, as amended, is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the revolving credit facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. At December 31, 2004, the borrowing base under the revolving credit facility was $101.6 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There were no borrowings outstanding under this facility at December 31, 2004.

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

In addition to the amount outstanding under the Senior Notes, NMHG had borrowings of approximately $27.3 million at December 31, 2004 under various working capital facilities.

Both the revolving credit facility and terms of the Senior Notes include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. The amended revolving credit facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At December 31, 2004, the Company was in compliance with all of its debt covenants.

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
RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

Contractual Obligations, Contingent Liabilities and Commitments

Following is a table summarizing the contractual obligations of NMHG:

	Payments Due by Period
Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
NMHG senior notes(1)	$250.0	$—	$—	$—	$—	$250.0	$—
NMHG revolving credit facilities	9.2	9.2	—	—	—	—	—
Term loans	18.1	5.8	3.3	3.0	3.0	3.0	—
Capital lease obligations including principal and interest	18.0	7.2	3.6	1.9	1.0	0.6	3.7
Operating lease obligations	170.4	56.0	45.0	32.7	19.9	11.9	4.9
Unconditional purchase obligations	3.5	0.9	0.2	1.6	0.8	—	—

Total contractual cash obligations	$469.2	$79.1	$52.1	$39.2	$24.7	$265.5	$8.6

(1)	The face value of the Senior Notes due in 2009 is $250.0 million. The initial proceeds from the Senior Notes received in 2002 were reduced by an original issue discount of $3.1 million. The unamortized balance of this discount at December 31, 2004 is $2.2 million. Therefore, the amount recognized as Senior Notes in the Consolidated Balance Sheet at December 31, 2004 is $247.8 million.

An event of default, as defined in the Indenture governing NMHG’s Senior Notes, in NMHG’s revolving credit facilities, in NMHG’s term loan agreements and in NMHG’s operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred under these agreements.

Pension and postretirement funding can vary significantly each year due to changes in legislation and the Company’s significant assumptions. As a result, pension and postretirement funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. NMHG expects to contribute approximately $4.1 million and $5.6 million to its U.S. and non-U.S. pension plans, respectively, in 2005. NHMG expects to make payments related to its other postretirement plans totaling approximately $7.1 million over the next ten years. Benefit payments beyond that time cannot currently be estimated.

In addition, NMHG has the following commitments, stated at the maximum undiscounted potential liability, at December 31, 2004:

Total
Standby recourse obligations	$200.3
Guarantees or repurchase obligations	3.4

Total commercial commitments	$203.7

Standby recourse obligations, guarantees or repurchase obligations primarily represent contingent liabilities assumed by NMHG to support financing agreements made between NMHG’s customers and third-party finance companies for the customer’s purchase of lift trucks from NMHG. For these transactions, NMHG generally retains a perfected security interest in the lift truck, such that NMHG would take possession of the lift truck in the event that NMHG would become liable under the terms of the standby recourse obligations, guarantees or repurchase obligations. Generally, these commitments are due upon demand in the event of default by the customer. The security interest is normally expected to equal or exceed the amount of the commitment. To the extent that NMHG would be required to provide funding as a result of these commitments, NMHG believes that the value of its perfected security interest and amounts available under existing credit facilities are adequate to meet these commitments in the foreseeable future.

The amount of the standby recourse or repurchase obligations increase and decrease over time as obligations under existing arrangements expire and new obligations arise in the ordinary course of business. Losses anticipated under the terms of the standby recourse obligations, guarantees or repurchase obligations are not significant and reserves have been provided for such losses in the Consolidated Financial Statements. See also “Related Party Transactions.”

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

Capital Expenditures

The following table summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2005	2004	2003
NMHG Wholesale	$44.5	$26.1	$22.0
NMHG Retail	2.1	7.3	5.6

Total NMHG	$46.6	$33.4	$27.6

NMHG’s planned expenditures in 2005 include $14.8 million for tooling and plant improvements related to production of 1 to 8 ton internal combustion engine lift trucks, $12.3 million for other improvements to existing plants and $7.7 million for improvements to NMHG’s information technology infrastructure. The principal sources of financing for these capital expenditures are expected to be internally generated funds and facility borrowings.

Capital Structure

NMHG’s capital structure is presented below:

	2004	2003	Change
Total net tangible assets	$382.6	$380.1	$2.5
Goodwill and other intangibles	354.8	352.9	1.9

Net assets	737.4	733.0	4.4
Debt	(290.5)	(307.7)	17.2
Minority interest	(0.1)	(0.5)	0.4

Stockholder’s equity	$446.8	$424.8	$22.0

Debt to total capitalization	39%	42%	(3%)

The increase in total net tangible assets is primarily due to a $71.9 million increase in inventories as well as a $36.1 million increase in cash and an $18.4 million increase in receivables. These increases were partially offset by a $98.1 million increase in payables. The increases in inventories, receivables and payables were primarily due to increases in sales volumes. Also, contributing to the increase in inventories was the increased backlog and the timing of shipments. Goodwill and other intangible assets increased as a result of the impact of foreign currency translation, partially offset by the amortization of other intangibles. Debt decreased as cash generated by NMHG Wholesale was used to pay down the external debt of NMHG Retail.

Stockholder’s equity increased $22.0 million in 2004 as a result of net income of $15.1 million and a favorable adjustment of $20.6 million to the foreign currency cumulative translation balance, which were partially offset by an increase to the minimum pension liability adjustment of $8.7 million and a dividend to NACCO of $5.0 million.

RELATED PARTY TRANSACTIONS

NACCO typically charges fees to its operating subsidiaries for services provided by the corporate headquarters. NACCO charged fees of $2.3 million, $8.1 million and $7.0 million and in 2004, 2003 and 2002, respectively, which are included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. The decrease in the fees charged in 2004 from 2003 was due to the temporary suspension of the fees for a portion of 2004.

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

Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or another unrelated third party. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster and Yale lift trucks from dealers, customers and directly from NMHG, such that NFS could provide lease financing to dealers and customers, for the years ended December 31, 2004, 2003 and 2002 were $270.4 million, $234.6 million and $194.5 million, respectively. Of this amount, $57.7 million, $36.0 million and $32.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, was invoiced directly from NMHG to NFS. Amounts receivable from NFS at December 31, 2004 and 2003 were immaterial.

Under the terms of the joint venture agreement with GECC, NMHG provides recourse for financing provided by NFS to NMHG dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At December 31, 2004, approximately $170.3 million of the Company’s total standby recourse obligations, guarantees or repurchase obligations of $203.7 million related to transactions with NFS. NMHG has reserved for losses under the terms of the guarantees or standby recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses with respect to these obligations. In 2003, one customer for which NMHG provided a guarantee or had standby recourse or repurchase obligations defaulted under its obligation to NFS.NMHG exercised its rights under the terms of the guarantee and obtained possession of the lift truck purchased for this customer in default. There were no such defaults by customers in 2004. During 2003 and 2002, the net losses resulting from customer defaults did not have a material adverse effect on NMHG’s results of operations or financial position.

In connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2004, loans from GECC to NFS totaled $607.5 million. Although NMHG’s contractual guarantee was $121.5 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which NMHG guarantees $170.3 million. Excluding the $170.3 million of NFS receivables guaranteed by NMHG from NFS’ loans to GECC, NMHG’s incremental obligation as a result of this guarantee to GECC is $87.4 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

In addition to providing financing to NMHG’s dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $10.7 million and $7.1 million at December 31, 2004 and 2003, respectively.

In addition, NMHG provides certain services, primarily administrative functions, to NFS. NFS reimbursed these expenses under the terms of the joint venture agreement in 2003 and 2002. The amount of NMHG’s expenses reimbursed by NFS in 2003 and 2002 was $1.9 million and $1.7 million, respectively. In 2004, the joint venture agreement was amended to provide for a fee to be paid by NFS to NMHG to compensate NMHG for services it provided to the joint venture. During 2004, NMHG recognized fees from NFS of $1.3 million and, prior to establishing the fee, NMHG charged NFS $0.5 million to reimburse the Company for expenses under its previous agreement.

NMHG has a 50% ownership interest in SN, a limited liability company which was formed in 1970 to manufacture and distribute lift trucks in Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, NMHG accounts for its ownership in SN using the equity method of accounting. NMHG purchases, under normal trade terms, Hyster and Yale branded lift trucks and related component and aftermarket parts from SN for sale outside of Japan. In 2004, 2003 and 2002, purchases from SN were $91.7 million, $73.3 million and $65.7 million, respectively. Amounts payable to SN at December 31, 2004 and 2003 were $24.8 million and $22.8 million, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 151: In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect the adoption of SFAS No. 151 will have on the Company’s financial position or results of operations.

SFAS No. 153: In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, APB No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company’s financial position or results of operations.

EFFECTS OF FOREIGN CURRENCY

NMHG operates internationally and enters into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. The effects of foreign currency on operating results are discussed above. The Company’s use of foreign currency derivative contracts is discussed under the heading, “Quantitative and Qualitative Disclosures about Market Risk.”

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
RESULTS OF OPERATIONS
NMHG HOLDING CO. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Percentage Data)

OUTLOOK

NMHG Wholesale

The Company expects stronger lift truck markets in 2005 in the Americas and Asia-Pacific and relatively flat lift truck markets in Europe compared with prior periods. While fourth quarter backlog rose significantly compared with a year ago and orders are anticipated to remain strong, NMHG Wholesale anticipates that its unit shipment levels for 2005 will increase at controlled rates to accommodate the phase in of newly designed products. Nevertheless, NMHG Wholesale expects to continue to have increased volumes in 2005 in comparison to 2004 levels.

Despite the stronger lift truck markets, NMHG Wholesale expects 2005 to be challenging as the Company works to moderate the effect of increases in material costs, which are largely related to supplier price increases for steel. Price increases implemented by NMHG Wholesale during 2004 are expected to help partially offset the effect of the increased material costs, although the company does not anticipate full cost recovery in 2005. Further, the Company continues to monitor increases in material costs on a regular basis and evaluate the need and potential for future price increases.

The Company is also currently completing several significant program initiatives that are expected to increase costs and inefficiencies in the near term. These additional programs relate to NMHG Wholesale’s new product development and manufacturing restructuring activities. In particular, product development and product introduction costs related to the new product development programs are expected to continue at current high levels through 2005, as the initial introduction of the new 1 to 8 ton internal combustion engine lift trucks begins in early 2005, while costs attributable to the manufacturing restructuring program are anticipated to decline. The transition to the new products in the Americas and in Europe will affect operations in the first and third quarters of 2005, respectively, putting pressure on earnings during the first part of the year, especially in the first quarter. This pressure should be alleviated by the end of 2005 as the manufacturing locations move into full production of this first wave of new products. The Company expects to complete the Americas portion of its manufacturing restructuring program, including the rearrangement of the layout of its production lines, by the end of 2005 with a consequent reduction in manufacturing costs and an improvement in productivity. In addition, if the strength of the British pound sterling, euro and Japanese yen compared with the U.S. dollar continue in 2005, costs are expected to increase.

Some of these programs are expected to continue to affect operating results unfavorably into 2006, while the benefits from other programs and expense reduction efforts already implemented are expected to help mitigate the costs. The Europe restructuring program is not expected to be complete until the end of 2006. However, NMHG Wholesale’s various long-term programs, particularly significant new product development programs, are expected to enhance profitability and generate growth as they begin to mature, particularly in the 2006-2008 period. As previously discussed, the Company has begun the introduction of the first wave of these new products in early 2005, with expected introduction of all of these products by the end of 2008.

Global lift truck markets exceeded the Company’s expectations in 2004 by rebounding to approximately the mid-point of the lift truck market cycle, although they have not yet reached peak cyclical volume levels. The Company is hopeful that these increased levels will be sustained and continue to improve going forward.

NMHG Retail

NMHG Retail expects to continue programs to improve the performance of its wholly owned dealerships in 2005 in order to meet its objective of achieving and sustaining at least break-even results while building market position.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

On May 9, 2002, NMHG refinanced a majority of its floating-rate debt financing with the issuance of Senior Notes at a fixed rate of interest. As a result of this refinancing during 2002, NMHG terminated all of its interest rate swap agreements. The combined notional amount and fair value of the interest rate swap agreements terminated was $285.0 million and a payable of $11.5 million, respectively, on the respective dates of termination. A small portion of NMHG’s financing, however, requires interest payments based on floating interest rates. See also Note 2 and Note 9 to the Consolidated Financial Statements.

For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair value, based on a market quote, of the Company’s fixed rate debt, which was issued in 2002, was $273.9 million at December 31, 2004. Assuming a hypothetical 10% decrease in the effective interest yield on this fixed rate debt, the fair value of this liability would increase by $2.3 million compared with the fair value of this liability at December 31, 2004.

FOREIGN CURRENCY EXCHANGE RATE RISK

NMHG operates internationally and enters into transactions denominated in foreign currencies. As such, its financial results are subject to the variability that arises from exchange rate movements. NMHG uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts mature within one year and require the companies to buy or sell euros, British pound sterling, Japanese yen, Australian dollars, Canadian dollars, and Mexican pesos for the functional currency in which the applicable subsidiary operates at rates agreed to at the inception of the contracts. The fair value of these contracts was a net asset of $3.0 million at December 31, 2004. See also Notes 2 and 9 to the Consolidated Financial Statements.

For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% strengthening of the U.S. dollar compared with other foreign currencies at December 31, 2004, the fair value of foreign currency-sensitive financial instruments, which primarily represents forward foreign currency exchange contracts, would decline by $7.5 million compared with its fair value at December 31, 2004. It is important to note that the loss in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables, payables and net investments in foreign subsidiaries.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the two-year period ended December 31, 2004.

Item 9A. CONTROLS AND PROCEDURES

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

Changes in internal controls: During the fourth quarter of 2004 and subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to General Instruction I 2(c) of Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I 2(c) of Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction I 2(c) of Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I 2(c) of Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

2004 – Ernst & Young LLP billed or will bill the Company $2.2 million, in the aggregate, for professional services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2004, the reviews of the interim financial statements included in the Company’s Forms 10-Q filed during the fiscal year ended December 31, 2004 and control testing related to the required audit of NACCO’s internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act, as well as for services provided in connection with statutory audits.

2003 – Ernst & Young LLP billed the Company $1.4 million, in the aggregate, for professional services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2003 and the reviews of the interim financial statements included in the Company’s Forms 10-Q filed during the fiscal year ended December 31, 2003, as well as for services provided in connection with statutory audits.

Audit-Related Fees

2004 – Ernst & Young LLP billed or will bill the Company $0.1 million, in the aggregate, for assurance and related services rendered by Ernst & Young LLP in 2004, as well as the audits of employee benefit plans and accounting advisory services.

2003 – Ernst & Young LLP billed the Company $0.1 million, in the aggregate, for assurance and related services rendered by Ernst & Young LLP in 2003, primarily related to the audits of employee benefit plans and accounting advisory services.

Tax Fees

2004 – Ernst & Young LLP billed or will bill the Company less than $0.1 million, in the aggregate, for professional tax services rendered by Ernst & Young LLP in 2004, primarily for tax return compliance and tax advice services.

2003 – Ernst & Young LLP billed the Company less than $0.1 million, in the aggregate, for professional tax services rendered by Ernst & Young LLP in 2003, primarily for tax return compliance and tax advice services.

All Other Fees

2004 – Ernst & Young LLP has not billed and will not bill the Company fees for services provided by Ernst & Young LLP, other than the services reported under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”, during the fiscal year ended December 31, 2004.

2003 – Ernst & Young LLP did not bill the Company fees for services provided by Ernst & Young LLP, other than the services reported under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”, during the fiscal year ended December 31, 2003.

No assurance or related services, tax compliance, tax advice or tax planning services, or products and services performed by the independent registered public accounting firm for the Company were approved during the last two fiscal years by the Audit Review Committee pursuant to 17 CFR 210.2-01(c)(7)(i)(C).

Pre-Approval Policies and Procedures

Under the Company’s pre-approval policies and procedures, following a brief transition period in 2002 and 2003 with respect to previously approved tax services, only audit and audit-related services and limited tax services will be performed by the Company’s independent registered public accounting firm. In addition, all audit, audit-related, tax and other accounting services to be performed for the Company must be pre-approved by the Company’s Audit Review Committee. In furtherance of this policy, for 2004 the Audit Review Committee authorized the Company to engage Ernst & Young LLP for specific audit, audit-related and tax services up to specified fee levels. The Committee has delegated to the Chairman of the Audit Review Committee and one other Committee member the authority to approve services other than audit, review or attest services, which approvals are reported to the Audit Review Committee at its next meeting. The Company provides the Chairman of the Committee with written confirmation of each individual service engagement, and provides a summary of authorities and commitments at each general meeting of the Committee.

The Audit Review Committee has considered whether the provision of the non-audit services to the Company by Ernst & Young LLP is compatible with maintaining their independence. In addition, as a result of the recommendation of the Audit Review Committee, the Company has adopted policies limiting the services provided by the Company’s independent registered public accounting firm that are not audit or audit-related services.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) The response to Item 15(a)(1) and (2) is set forth beginning at page F-1 of this Annual Report on Form 10-K.

(a) (3) Listing of Exhibits — See the exhibit index beginning at page X-1 of this Annual Report on Form 10-K.

(b) The response to Item 15(b) is set forth beginning at page X-1 of this Annual Report on Form 10-K.

(c) Financial Statement Schedules — The response to Item 15(c) is set forth beginning at page F-47 of this Annual Report on Form 10-K. Except as noted below, all other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     Separate financial statements and notes thereto for Sumitomo-NACCO Materials Handling Group, Ltd. and NMHG Financial Services, Inc. have not been included in this 10-K and are required to be included in accordance with Rule 3-09 of Regulation S-X. Pursuant to Rule 3-09(b) of Regulation S-X, the Company will include these separate financial statements and notes thereto in an amendment to the 10-K.

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

March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Reginald R. Eklund	President and Chief Executive	March 15, 2005
Reginald R. Eklund	Officer (principal executive officer), Director

/s/ Michael K. Smith	Vice President, Finance and	March 15, 2005
Michael K. Smith	Information Systems, and Chief Financial Officer (principal financial and accounting officer)

* Owsley Brown II	Director	March 15, 2005
Owsley Brown II

* Eiichi Fujita	Director	March 15, 2005
Eiichi Fujita

* Robert M. Gates	Director	March 15, 2005
Robert M. Gates

* Leon J. Hendrix, Jr.	Director	March 15, 2005
Leon J. Hendrix, Jr.

* Dennis W. LaBarre	Director	March 15, 2005
Dennis W. LaBarre

* Richard de J. Osborne	Director	March 15, 2005
Richard de J. Osborne

* Alfred M. Rankin, Jr.	Director	March 15, 2005
Alfred M. Rankin, Jr.

* Claiborne R. Rankin	Director	March 15, 2005
Claiborne R. Rankin

* Ian M. Ross	Director	March 15, 2005
Ian M. Ross

* Michael E. Shannon	Director	March 15, 2005
Michael E. Shannon

* Britton T. Taplin	Director	March 15, 2005
Britton T. Taplin

* David F. Taplin	Director	March 15, 2005
David F. Taplin

* Frank F. Taplin	Director	March 15, 2005
Frank F. Taplin

* John F. Turben	Director	March 15, 2005
John F. Turben

* Eugene Wong	Director	March 15, 2005
Eugene Wong

*Michael K. Smith, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Michael K. Smith	March 15, 2005
Michael K. Smith, Attorney-in-Fact

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent any annual report covering the registrant’s last fiscal year or proxy material with respect to any annual or other meeting of security holders.

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(c)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED DECEMBER 31, 2004

NMHG HOLDING CO.

PORTLAND, OREGON

FORM 10-K

ITEM 15(a)(1) AND (2)

NMHG HOLDING CO. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     The following consolidated financial statements of NMHG Holding Co. and Subsidiaries are incorporated by reference in Item 8:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm—Year ended December 31, 2004, 2003 and 2002

Consolidated Statements of Operations and Comprehensive Income —Years ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets—December 31, 2004 and 2003

Consolidated Statements of Cash Flows—Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholder’s Equity—Years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

NMHG Holding Co. Report of Management

     The following consolidated financial statement schedule of NMHG Holding Co. and Subsidiaries is included in Item 15(c):

          Schedule II — Valuation and Qualifying Accounts

     Except as noted below, all other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     Separate financial statements and notes thereto for Sumitomo-NACCO Materials Handling Group, Ltd. and NMHG Financial Services, Inc. have not been included in this 10-K and are required to be included in accordance with Rule 3-09 of Regulation S-X. Pursuant to Rule 3-09(b) of Regulation S-X, the Company will include these separate financial statements and notes thereto in an amendment to the 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of NMHG Holding Co.

     We have audited the accompanying consolidated balance sheets of NMHG Holding Co. (a wholly owned subsidiary of NACCO Industries, Inc.) and Subsidiaries (collectively “the Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NMHG Holding Co. and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Cleveland, Ohio
March 8, 2005

NMHG HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	2004	2003	2002
	(In millions)
Revenues	$2,056.9	$1,779.6	$1,588.4
Cost of sales	1,748.8	1,467.3	1,294.7

Gross Profit	308.1	312.3	293.7
Operating Expenses
Selling, general and administrative expenses	274.5	263.1	236.8
Restructuring charges (reversals)	(1.4)	(0.8)	12.3
Loss on sale of dealers	—	1.2	1.2

	273.1	263.5	250.3

Operating Profit	35.0	48.8	43.4

Other income (expense)
Interest expense	(33.7)	(35.1)	(33.9)
Loss on interest rate swap agreements	(0.2)	(1.5)	(5.7)
Income from unconsolidated affiliates	5.7	3.6	0.5
U.S. Customs award	6.7	—	2.0
Other - net	0.3	1.8	3.5

	(21.2)	(31.2)	(33.6)

Income Before Income Taxes and Minority Interest	13.8	17.6	9.8
Income tax provision (benefit)	(0.9)	1.8	(1.3)

Income Before Minority Interest	14.7	15.8	11.1
Minority interest income	0.4	0.6	1.2

Net Income	15.1	16.4	12.3

Other comprehensive income (loss)
Foreign currency translation adjustment	20.6	35.8	16.6
Reclassification of hedging activity into earnings, net of ($1.1) tax benefit in 2004 and $0.3 tax expense in 2003 and 2002	(1.7)	0.5	0.4
Current period cash flow hedging activity, net of $1.1 tax expense in 2004; $0.8 tax expense in 2003; and $2.0 tax expense in 2002	1.7	1.3	3.1
Minimum pension liability adjustment, net of ($5.6) tax benefit in 2004; ($0.4) tax benefit in 2003; and ($11.5) tax benefit in 2002	(8.7)	(6.5)	(17.1)

	11.9	31.1	3.0

Comprehensive Income	$27.0	$47.5	$15.3

See Notes to Consolidated Financial Statements.

NMHG HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2004	2003
	(In millions, except share data)
ASSETS

Current Assets
Cash and cash equivalents	$97.4	$61.3
Accounts receivable, net of allowances of $6.0 in 2004 and $6.1 in 2003	254.6	236.2
Tax advances, parent company	7.9	24.5
Inventories	319.6	247.7
Deferred income taxes	15.6	20.4
Prepaid expenses and other	23.2	17.6

Total Current Assets	718.3	607.7

Property, Plant and Equipment, Net	238.1	242.9

Goodwill	353.3	351.3

Other Non-current Assets	95.2	73.1

Total Assets	$1,404.9	$1,275.0

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities
Accounts payable	$303.9	$208.0
Accounts payable, affiliate	25.2	23.0
Revolving credit agreements	9.2	17.1
Current maturities of long-term debt	11.8	20.5
Accrued payroll	28.2	26.3
Accrued warranty obligations	28.3	25.7
Other current liabilities	117.9	112.5

Total Current Liabilities	524.5	433.1

Long-term Debt	269.5	270.1

Self-insurance Liabilities	46.8	44.0

Other Non-current Liabilities	117.2	102.5

Minority Interest	0.1	0.5

Stockholder’s Equity
Common stock, par value $1 per share, 100 shares authorized; 100 shares outstanding	—	—
Capital in excess of par value	198.2	198.2
Retained earnings	248.3	238.2
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	46.1	25.5
Minimum pension liability adjustment	(47.1)	(38.4)
Deferred gain on cash flow hedging	1.3	1.3

	446.8	446.8

Total Liabilities and Stockholder’s Equity	$1,404.9	$1,275.0

See Notes to Consolidated Financial Statements.

NMHG HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2004	2003	2002
	(In millions)
Operating Activities
Net income	$15.1	$16.4	$12.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41.9	44.1	47.7
Deferred income taxes	(2.1)	6.2	3.9
Restructuring charges (reversals)	(1.4)	(0.8)	12.3
Minority interest income	(0.4)	(0.6)	(1.2)
Gain (Loss) on sale of assets	(0.2)	—	1.3
Other	4.5	10.1	(12.0)
Working capital changes
Affiliate receivable/ payable	17.0	(6.5)	6.7
Accounts receivable	(14.1)	(31.9)	(5.2)
Inventories	(71.5)	(5.3)	8.6
Other current assets	(0.1)	(0.5)	(1.2)
Accounts payable and other liabilities	91.3	18.9	(1.1)

Net cash provided by operating activities	80.0	50.1	72.1

Investing Activities
Expenditures for property, plant and equipment	(33.4)	(27.6)	(16.1)
Proceeds from the sale of assets	13.4	16.5	6.2
Proceeds from unconsolidated affiliates	—	—	2.3
Capital grants	2.1	—	—
Other-net	0.6	—	0.3

Net cash used for investing activities	(17.3)	(11.1)	(7.3)

Financing Activities
Additions to long-term debt and revolving credit agreements	36.7	25.4	283.8
Reductions of long-term debt and revolving credit agreements	(57.2)	(54.4)	(318.9)
Cash dividends paid	(5.0)	(5.0)	(15.0)
Notes receivable/payable, parent company	—	—	(8.0)
Financing fees paid	(0.8)	(0.1)	(15.7)

Net cash used for financing activities	(26.3)	(34.1)	(73.8)

Effect of exchange rate changes on cash	(0.3)	1.5	4.3

Cash and Cash Equivalents
Increase (decrease) for the period	36.1	6.4	(4.7)
Balance at the beginning of the period	61.3	54.9	59.6

Balance at the end of the period	$97.4	$61.3	$54.9

See Notes to Consolidated Financial Statements.

NMHG HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Year Ended December 31
	2004	2003	2002
	(In millions)
Common Stock	$—	$—	$—

Capital in Excess of Par Value	198.2	198.2	198.2

Retained Earnings
Beginning balance	238.2	226.8	229.5
Net income	15.1	16.4	12.3
Cash dividends	(5.0)	(5.0)	(15.0)

	248.3	238.2	226.8

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(11.6)	(42.7)	(45.7)
Foreign currency translation adjustment	20.6	35.8	16.6
Minimum pension liability adjustment	(8.7)	(6.5)	(17.1)
Current period cash flow hedging activity	1.7	1.3	3.1
Cumulative effect of change in accounting for derivatives and hedging	—	—	0.7
Reclassification from cumulative effect of change in accounting in derivatives and hedging to deferred loss on cash flow hedging	—	—	(0.7)
Reclassification of hedging activity into earnings	(1.7)	0.5	0.4

	0.3	(11.6)	(42.7)

Total Stockholder’s Equity	$446.8	$424.8	$382.3

See Notes to Consolidated Financial Statements.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

NOTE 1—Principles of Consolidation and Nature of Operations

The Consolidated Financial Statements include the accounts of NMHG Holding Co. (“NMHG Holding,” the parent company), a Delaware corporation, (“NMHG” or the “Company”). NMHG Holding is a wholly owned subsidiary of NACCO Industries, Inc. (“NACCO”).

NMHG designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. The Company manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. Lift trucks and component parts are manufactured in the United States, Mexico, Brazil, Northern Ireland, Scotland, The Netherlands, Italy, China, Japan and the Philippines. NMHG Retail includes the sale, leasing and service of Hyster® and Yale® lift trucks and related service parts by wholly owned retail dealerships and rental companies. The sale of service parts represents approximately 15%, 15% and 18% of total NMHG revenues as reported for 2004, 2003 and 2002, respectively.

The Consolidated Financial Statements include the accounts of NMHG’s wholly owned domestic and international manufacturing and retail subsidiaries. Also included is Shanghai Hyster Forklift Ltd., a 55% owned joint venture in China. All significant intercompany accounts and transactions among the consolidated companies are eliminated in consolidation.

Investments in Sumitomo-NACCO Materials Handling Company, Ltd. (“SN”), a 50% owned joint venture, and NMHG Financial Services, Inc. (“NFS”), a 20% owned joint venture, are accounted for by the equity method. SN operates manufacturing facilities in Japan and the Philippines from which the Company purchases certain components and internal combustion engines and lift trucks. Sumitomo Heavy Industries, Inc. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Inc. prior to a vote of SN’s board of directors. NFS is a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and National Account customers in the United States. During the period of its ownership, the Company applied the equity method of accounting for its 25% ownership in QFS Holdings (Queensland) Pty Limited (“QFS”), a lift truck parts depot located in Australia, which was purchased in May 2000 and sold in December 2002. The Company’s percentage share of the net income or loss from its equity investments is reported on the line Income from unconsolidated affiliates in the other income (expense) portion of the Consolidated Statements of Operations and Comprehensive Income.

NOTE 2—Significant Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments. These estimates and judgments affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities (if any) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

Accounts Receivable, Net of Allowances: Allowances are maintained against accounts receivable for doubtful accounts. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. Accounts are written off against the allowance when it becomes evident collection will not occur. See also the Company’s revenue recognition policy regarding allowances for product returns and product discounts.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined under the last-in, first-out (“LIFO”) method for manufactured inventories in the United States and for certain retail inventories. The first-in, first-out (“FIFO”) method is used with respect to all other inventories. Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs.

Property, Plant and Equipment, Net: Property, plant and equipment are recorded at cost. Depreciation and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, over their estimated useful lives using the straight-line method. Buildings are depreciated using a 40-year life, improvements to land and buildings are depreciated over 20 and 15 years, respectively, and equipment is depreciated over estimated useful lives ranging from three to 12 years. Capital grants received for the acquisition of equipment are recorded as reductions of the related equipment cost and reduce future depreciation expense. Repairs and maintenance costs are generally expensed when incurred.

Long-Lived Assets: The Company periodically evaluates long-lived assets for impairment when changes in circumstances or the occurrence of certain events indicate the carrying amount of an asset may not be recoverable. Upon identification of indicators of impairment, the Company evaluates the carrying value of the asset by comparing the estimated future undiscounted cash flows generated from the use of the asset and its eventual disposition with the asset’s net carrying value. If the carrying value of an asset is considered impaired, an impairment charge is recorded for the amount that the carrying value of the long-lived asset exceeds its fair value.

Goodwill: Goodwill represents the excess purchase price paid over the fair value of the net assets acquired. The Company evaluates the carrying value of goodwill for impairment annually as of May 1 and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount. Impairment exists when the carrying amount of goodwill exceeds its fair value. The Company estimates the fair value of the reporting unit using a model developed by the Company which incorporates estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management judgment regarding the applicable discount rates to discount those estimated cash flows. The results of the testing indicated goodwill was not impaired.

Self-insurance Liabilities: The Company is generally self-insured for product liability, environmental liability, and medical and workers’ compensation claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, legal defense costs, inflation rates, medical costs and actual experience could cause estimates to change in the near term. For product liability, catastrophic coverage is retained for potentially significant individual claims.

Revenue Recognition: Revenues are generally recognized when title transfers and risk of loss passes as customer orders are completed and shipped. For National Account customers, revenue is generally recognized upon customer acceptance.

Products generally are not sold with the right of return. However, based on the Company’s historical experience, a portion of aftermarket parts sold is estimated to be returned due to reasons such as product failure, which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

reductions to revenues at the time of the sale based upon this historical experience and the limited right of return provided to the Company’s dealers.

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

In May 2003, the Emerging Issues Task Force (“EITF”) released Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 provides accounting guidance on when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF No. 00-21 was effective prospectively for arrangements entered into in periods beginning after June 15, 2003. The Company adopted the provisions of EITF No. 00-21 effective in the third quarter of 2003. NMHG sells some lift trucks with multiple deliverables, including future product maintenance. Under these arrangements, the revenue related to the undelivered portion is determined based on vendor specific objective evidence and deferred until it can be properly recognized under Company policy. Maintenance revenues are recognized in proportion to expected maintenance expenses. The adoption of EITF No. 00-21 did not have a material effect on the Company’s results of operations or financial condition.

Advertising Costs: Advertising costs are expensed as incurred. Total advertising expense was $12.3 million, $9.3 million, and $7.1 million in 2004, 2003 and 2002, respectively.

Product Development Costs: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $50.8 million, $51.0 million and $43.7 million in 2004, 2003 and 2002, respectively.

Shipping and Handling Costs: Shipping and handling costs billed to customers are recognized as revenues and shipping and handling costs incurred by the Company are included in cost of sales.

Foreign Currency: Assets and liabilities of foreign operations are translated into U.S. dollars at the fiscal year-end exchange rate. The related translation adjustments are recorded as a separate component of stockholder’s equity, except for the Company’s Mexican operations. The U.S. dollar is considered the functional currency for the Company’s Mexican operations and, therefore, the effect of translating assets and liabilities from the Mexican peso to the U.S. dollar is recorded in results of operations. Revenues and expenses of all foreign operations are translated using average monthly exchange rates prevailing during the year.

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

The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. These contracts hedge firm commitments and forecasted transactions relating to cash flows associated with sales, purchases and intercompany notes denominated in currencies other than the subsidiaries’ functional currencies. Changes in the fair value of forward foreign currency exchange contracts that are effective as hedges are recorded in accumulated other comprehensive income (“OCI”). Deferred gains or losses are reclassified from OCI to the Consolidated Statement of Operations and Comprehensive Income in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in cost of sales.

Prior to refinancing its outstanding debt in May 2002, the Company used interest rate swap agreements to partially reduce risks related to floating rate financing agreements which were subject to changes in the market

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

rate of interest. Terms of the interest rate swap agreements required the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings were predominately based upon the three-month LIBOR (London Interbank Offered Rate). Changes in the fair value of interest rate swap agreements that were effective as hedges were recorded in OCI. Deferred gains or losses were reclassified from OCI to the Consolidated Statement of Operations and Comprehensive Income in the same period as the gains or losses from the underlying transactions were recorded and were recognized in interest expense. Prior to the cessation of hedge accounting resulting from refinancing, the balance in OCI for NMHG’s interest rate swap agreements that qualified for hedge accounting was a loss of $4.2 million. This balance is being amortized into the statement of operations over the original remaining lives of the terminated interest rate swap agreements in accordance with the provisions in Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

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

Recently Issued Accounting Standards

Accounting Standards adopted in 2004:

FSP No. 109-1: In December 2004, the FASB issued FASB Staff Position (“FSP”) FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 is intended to clarify that the domestic manufacturing deduction should be accounted for as a special deduction (rather than a rate reduction) under SFAS No. 109, “Accounting for Income Taxes.” A special deduction is recognized under SFAS 109 as it is earned.

FSP No. 109-2: In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. See further discussion in Note 16.

EITF No. 02-14: In July 2004, the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF No. 02-14 are effective for reporting periods beginning after September 15, 2004. The adoption of EITF No. 02-14 did not have a material impact on the Company’s financial position or results of operations.

FSP Nos. FAS 106-1 and FAS 106-2: In January 2004, the FASB issued FSP No. FAS 106-1 and in May 2004 issued FSP No. FAS 106-2 both titled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1” and “FSP 106-2”). FSP 106-1 allows companies to make a one-time election to defer the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) that was signed into law

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

on December 8, 2003. The Medicare Act establishes a prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefits that are at least actuarially equivalent to Medicare’s prescription drug coverage.

SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” requires presently enacted changes in relevant laws to be considered in current period measurements of the accumulated postretirement benefit obligation and the net postretirement benefit costs. FSP 106-2 supersedes FSP 106-1 and provides guidance on the accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans which provide prescription drug benefits. FSP 106-2 requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Medicare Act. Under the guidance of FSP 106-1, the Company elected to defer accounting for the effects of the Medicare Act. This deferral remains in effect until the appropriate effective date of FSP 106-2. For entities that elected deferral and for which the impact was significant, FSP 106-2 was effective for the first interim or annual period beginning after June 15, 2004. Entities for which FSP 106-2 does not have a significant impact were permitted to delay recognition of the effects of the Medicare Act until the next regularly scheduled measurement date following the issuance of FSP 106-2. The Company adopted FSP 106-2 at its September 30, 2004 measurement date. The adoption of FSP 106-2 and the effect of the Medicare Act did not have a significant impact on the Company’s financial position or results of operations.

Revised SFAS No. 132: In December 2003, the FASB issued SFAS No. 132 (Revised) (“Revised SFAS No. 132”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits.” Revised SFAS No. 132 retains disclosure requirements in the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. For pension and post-retirement plans, Revised SFAS No. 132 was effective for fiscal years ending after December 15, 2003, except that certain disclosures were effective for fiscal years ending after June 15, 2004. Interim period disclosures were effective for interim periods beginning after December 15, 2003. The Company has made the required disclosures in these financial statements.

Accounting Standards adopted in 2003:

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

SFAS No. 146: On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 supersedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that liabilities for one-time termination benefits that will be incurred over future service periods should be measured at fair value as of the termination date and recognized over the future service period. This Statement also requires that liabilities associated with disposal activities be recorded when incurred. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item. SFAS No. 146 may effect the periods in which costs are recognized for workforce reductions or facility closures, although the ultimate amount of costs recognized will be the same as previous accounting guidance.

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

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

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

NMHG maintains an interest in two variable interest entities. NMHG’s 20% owned joint venture, NFS, has been determined to be a variable interest entity. The Company, however, has concluded that NMHG is not the primary beneficiary and will, therefore, continue to use the equity method to account for its 20% interest in NFS. NMHG also holds a preferred equity interest in Hyster New England (“HNE”), an NMHG dealer. NMHG maintains a majority of the voting rights of HNE, however NMHG is not the primary beneficiary as the common stockholders will absorb the majority of losses or receive a majority of the expected returns. NMHG will continue to use the cost method to account for HNE. NMHG does not consider its variable interest in NFS or HNE to be significant.

Accounting Standards adopted in 2002:

SFAS No. 144: In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

Accounting Principals Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business, as previously defined in that Opinion. SFAS No. 144 provides a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. Many of the provisions of SFAS No. 121 are retained, however, SFAS No. 144 clarifies some of the implementation issues related to SFAS No. 121. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. This Statement was effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company adopted this Statement effective January 1, 2002, as required. In accordance with this Statement, the Company measures impairment when events or circumstances indicate an asset’s carrying value may not be recoverable. The estimate of an asset’s fair value used in the measuring for impairment is based on the best available evidence at the time, which may include broker quotes, values of similar transactions and/or discounting the probability-weighted future cash flows expected to be generated by the asset. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

SFAS No. 145: In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires gains and losses on extinguishments of debt to be reclassified as income or loss from continuing operations rather than as extraordinary items as previously required by SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” SFAS No. 145 also amends SFAS No. 13 “Accounting for Leases” to require certain modifications to capital leases to be treated as sale-leaseback transactions and modifies the accounting for subleases when the original lessee remains a secondary obligor, or guarantor.

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

Accounting Standards Not Yet Adopted:

SFAS No. 151: In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect the adoption of SFAS No. 151 will have on the Company’s financial position or results of operations.

SFAS No. 153: In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, APB No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company’s financial position or results of operations.

Reclassifications: Certain amounts in the prior periods’ Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

NOTE 3—Restructuring and Other Transactions

Restructuring Charges

The changes to the Company’s restructuring accruals are as follows:

		Lease
	Severance	Impairment	Other	Total
NMHG Wholesale
Balance at December 31, 2001	$5.3	$—	$—	$5.3
Foreign currency effect	0.6	—	—	0.6
Provision, net	7.6	—	0.9	8.5
Payments	(4.2)	—	—	(4.2)

Balance at December 31, 2002	9.3	—	0.9	10.2
Foreign currency effect	0.3	—	—	0.3
Reversal	(0.3)	—	—	(0.3)
Payments	(2.6)	—	(0.3)	(2.9)

Balance at December 31, 2003	6.7	—	0.6	7.3
Foreign currency effect	0.4	—	—	0.4
Reversal	(1.1)	—	—	(1.1)
Payments	(1.8)	—	(0.5)	(2.3)

Balance at December 31, 2004	$4.2	$—	$0.1	$4.3

NMHG Retail
Balance at December 31, 2001	$3.9	$0.4	$—	$4.3
Foreign currency effect	0.1	—	—	0.1
Payments	(2.5)	(0.3)	—	(2.8)

Balance at December 31, 2002	1.5	0.1	—	1.6
Provision (reversal), net	(0.7)	0.2	—	(0.5)
Payments	(0.4)	(0.1)	—	(0.5)

Balance at December 31, 2003	0.4	0.2	—	0.6
Reversal	(0.3)	—	—	(0.3)
Payments	(0.1)	—	—	(0.1)

Balance at December 31, 2004	$—	$0.2	$—	$0.2

2002 Restructuring Program

As announced in December 2002, NMHG Wholesale has phased out its Lenoir, North Carolina lift truck component facility and is restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million, classified in the 2002 Consolidated Statement of Operations and Comprehensive Income on the line restructuring charges. Of this amount, $3.8 million related to a non-cash asset impairment charge for a building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets; and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments of $1.8 million and $1.4 million were made to approximately 122 and 169 employees during 2004 and 2003, respectively. Payments are expected to continue through 2006. In addition, $1.1 million and $0.3 million of the amount accrued at December 31, 2002 were reversed in 2004 and 2003, respectively, as a result of a reduction in the estimate of employees eligible to receive severance payments. Included in the table above under “Other” is $0.9 million accrued for post-employment medical benefits, of which $0.5 million and $0.3 million were paid out during 2004 and 2003, respectively. Approximately $6.6 million and $9.3 million of restructuring related costs, which were primarily related to manufacturing inefficiencies and were not eligible for

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

accrual as of December 31, 2002, were expensed in 2004 and 2003, respectively, and are not shown in the table above. Of the $6.6 million additional costs incurred in 2004, $5.9 million is classified as cost of sales and $0.7 million is classified as selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2004. Of the $9.3 million additional costs incurred during 2003, $9.0 million is classified as cost of sales and $0.3 million is classified as selling, general, and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2003.

2001 Restructuring Programs

During 2001, management committed to the restructuring of certain operations in Europe for both the NMHG Wholesale and NMHG Retail segments of the business. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million for severance and other employee benefits to be paid to approximately 285 direct and indirect factory labor and administrative personnel in Europe. Payments of $1.2 million to 17 employees and $2.1 million to approximately 95 employees were made in 2003 and 2002, respectively. During 2002, $0.2 million of the amount accrued at December 31, 2001 was reversed. No further payments are expected.

NMHG Retail recognized a restructuring charge of approximately $4.7 million in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. Severance payments of $0.1 million to one employee, $0.4 million to seven employees and $2.5 million to approximately 70 employees, were made during 2004, 2003 and 2002, respectively. In addition, $0.3 million and $0.7 million of the amount accrued during 2001 was reversed during 2004 and 2003, respectively, as a result of a reduction in the estimate of the total number of employees to receive severance as well as a reduction in the average amount to be paid to each employee. No additional severance payments are anticipated under this program. In addition, the lease impairment accrual was increased by $0.2 million during 2003 as a result of additional lease expense. Lease payments of $0.1 million were made in 2003. Final lease payments are expected to be made during 2005.

2000 Restructuring Program

During 2000, NMHG determined that the consolidation of the Americas’ truck assembly activities offered significant opportunity to reduce structure costs while further optimizing the use of NMHG’s global manufacturing capacity. Accordingly, a decision was made to phase out certain manufacturing activities in the Danville, Illinois assembly plant. In December 2000, the Board of Directors approved management’s plan to transfer manufacturing activities from NMHG’s Danville plant to its other global manufacturing plants. The adoption of this plan resulted in a charge to operations of approximately $13.9 million.

In connection with the phase-out of activities at the Danville, Illinois, assembly plant, NMHG recognized an impairment charge of $2.2 million in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” During 2003, an additional impairment charge of $1.1 million was recorded to further reduce the book value of this facility to its market value based upon market conditions at year end. This impairment charge is classified as selling, general and administrative expenses in the 2003 Consolidated Statements of Operations and Comprehensive Income.

Final severance payments for the Danville restructuring program of $2.1 million to approximately 215 employees were made in 2002. Approximately $2.0 million of costs associated with the Danville phase-out, which were not eligible for accrual as of December 31, 2000, were expensed during 2002 and classified as cost of sales in the 2002 Consolidated Statements of Operations and Comprehensive Income.

Other Transactions

NMHG recognized income of $6.7 million and $2.0 million in 2004 and 2002, respectively, from U.S. Customs anti-dumping settlements related to certain internal-combustion industrial lift trucks imported from Japan. The settlements are included in other income (expense) in the Company’s Consolidated Statements of Operations and

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

Comprehensive Income for the years ended December 31, 2004 and 2002. The Company does not expect to receive any additional material awards from U.S. Customs related to the anti-dumping action.

During 2002, NMHG Wholesale recognized an impairment charge of $1.6 million relating to the goodwill associated with the 2000 acquisition of a 25% interest in QFS. Prior to its sale in December 2002, this investment was accounted for using the equity method. As such, the impairment of the goodwill relating to this investment was recognized in accordance with APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock,” as an other than temporary impairment in the value of the investment. The impairment charge is recognized in the 2002 Consolidated Statement of Operations and Comprehensive Income on the line Income from unconsolidated affiliates.

NOTE 4—Acquisitions and Dispositions

In 2001, NMHG sold certain of its wholly owned dealers, which were included in the segment NMHG Retail. During 2002, revisions to the selling price, as provided in the agreement to sell these dealers, and an increase to certain wind-down costs, resulted in an additional loss of $0.6 million. During 2003, NMHG Retail recorded an additional $1.0 million in final wind-down costs for contingent obligations related to the sale of these dealers.

On January 3, 2003, NMHG sold substantially all of the assets and liabilities of its sole wholly owned dealer in the United States, which was included in the segment NMHG Retail. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities sold (the “disposal group”) were classified as held for sale in the Consolidated Balance Sheet at December 31, 2002 and written down in 2002 to fair value, less cost to sell. The loss recognized in 2002 as a result of the write-down to fair value, less cost to sell, of the disposal group was not material to the operating results of the Company. No significant adjustments were made to the amount of the loss recorded in 2002 as a result of the final sale in 2003.

NOTE 5—Inventories

Inventories are summarized as follows:

	December 31
	2004	2003
Manufactured inventories:
Finished goods and service parts	$146.0	$113.5
Raw materials and work in process	174.2	121.6

Total manufactured inventories	320.2	235.1

Retail inventories	29.9	27.9

Total inventories at FIFO	350.1	263.0

LIFO reserve	(30.5)	(15.3)

	$319.6	$247.7

The cost of certain manufactured and retail inventories, including service parts, has been determined using the LIFO method. At December 31, 2004 and 2003, 62% and 61%, respectively, of total inventories, were determined using the LIFO method.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

NOTE 6—Property, Plant and Equipment, Net

Property, plant and equipment, net includes the following:

	December 31
	2004	2003
Land and land improvements	$21.4	$18.2
Plant and equipment:
NMHG Wholesale	459.1	443.9
NMHG Retail	107.7	111.2

	566.8	555.1

Property, plant and equipment, at cost	588.2	573.3
Less allowances for depreciation and amortization	350.1	330.4

	$238.1	$242.9

Total depreciation and amortization expense on property, plant and equipment was $41.6 million, $43.9 million and $47.4 million during 2004, 2003 and 2002, respectively.

NOTE 7— Intangible Assets

Intangible assets other than goodwill, which are subject to amortization, are as follows:

	December 31
	2004	2003
Gross carrying amount	$2.4	$2.3
Less: Accumulated amortization	0.9	0.6

Net Balance	$1.5	$1.7

Amortization expense was $0.3 million, $0.2 million and $0.3 million in 2004, 2003 and 2002, respectively. Expected annual amortization expense of other intangible assets is $0.2 million for each of the five years from 2005 through 2009. The weighted average amortization period for other intangible assets is 12 years.

Following is a summary of goodwill by segment at December 31, 2004 and 2003:

	Carrying Amount of Goodwill
	Wholesale	Retail	Consolidated
Balance at December 31, 2002	$343.7	$—	$343.7
Foreign currency translation	7.6	—	7.6

Balance at December 31, 2003	351.3	—	351.3
Foreign currency translation	2.4	—	2.4
Other	(0.4)	—	(0.4)

Balance at December 31, 2004	$353.3	$—	$353.3

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

NOTE 8—Current and Long-term Financing

The following table summarizes the Company’s available and outstanding borrowings.

	December 31
	2004	2003
Total outstanding borrowings:
Revolving credit agreements	$9.2	$17.1
Capital lease obligations and other term loans	33.5	43.1
Senior Notes	247.8	247.5

Total debt outstanding	$290.5	$307.7

Current portion of borrowings outstanding	$21.0	$37.6

Long-term portion of borrowings outstanding	$269.5	$270.1

Total available borrowings, net of limitations, under revolving credit agreements	$136.1	$170.8

Unused revolving credit agreements	$126.9	$153.7

Weighted average stated interest rate on total borrowings	9.5%	9.4%

Annual maturities of total debt, excluding capital leases are as follows:

2005	$15.0
2006	3.3
2007	3.0
2008	3.0
2009	253.0
Thereafter	—

$277.3

Interest paid on total debt was $30.7 million, $31.5 million and $29.0 million during 2004, 2003 and 2002, respectively.

NMHG’s primary financing is provided by a secured, floating-rate revolving credit facility (the “Facility”) and $250.0 million of unsecured 10% Senior Notes that were issued in May 2002.

The Facility was modified during 2004 to, among other things, reduce the size of the facility to $135.0 million from $175.0 million, reduce the applicable interest rate margins, reduce the minimum excess availability requirement from $15.0 million to $10.0 million and extend the term until May 9, 2007. The maximum availability is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the Facility. The borrowers include NMHG Holding Co. and certain domestic and foreign subsidiaries of NMHG Holding Co. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The current applicable margins, effective December 31, 2004, for base rate loans and LIBOR loans were 1.5% and 2.5%, respectively. The revolving credit facility also requires the payment of a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

The domestic floating rate of interest applicable to the Facility on December 31, 2004 was 6.75%, including the applicable floating rate margin. The revolving credit facility includes a subfacility for foreign borrowers which can be denominated in British pound sterling or euros. Included in the borrowing capacity is a $15.0 million overdraft facility available to foreign borrowers. At December 31, 2004, there were no borrowings outstanding under these foreign subfacilities.

The revolving credit facility is guaranteed by certain domestic and foreign subsidiaries of NMHG Holding Co. and is secured by substantially all of the assets, other than property, plant and equipment, of the borrowers and guarantors, both domestic and foreign, under the facility. At December 31, 2004, the borrowing base under the revolving credit facility was $101.6 million, which has been reduced by the commitments or availability under certain foreign credit facilities and an excess availability requirement of $10.0 million. There were no borrowings outstanding under this facility at December 31, 2004.

The terms of the revolving credit facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately U.S. $7.6 million on December 31, 2004, denominated in Australian dollars, reduced the amount of availability under the revolving credit facility. In addition, availability under the revolving credit facility was reduced by $5.5 million for a working capital facility in China and by $10.3 million for other letters of credit. If the commitments or availability under these facilities are increased, availability under the revolving credit facility will be reduced. The $101.6 million of borrowing base capacity under the revolving credit facility at December 31, 2004 reflected reductions for these foreign credit facilities.

During 2002, NMHG issued $250.0 million of 10% Senior Notes, which mature on May 15, 2009. The Senior Notes are senior unsecured obligations of NMHG Holding Co. and are guaranteed by substantially all of NMHG’s domestic subsidiaries. NMHG Holding Co. has the option to redeem all or a portion of the Senior Notes on or after May 15, 2006 at the redemption prices set forth in the Indenture governing the Senior Notes. The proceeds from the Senior Notes were reduced by an original issue discount of $3.1 million resulting in an effective interest rate of 10.1%.

Both the revolving credit facility and terms of the Senior Notes include restrictive covenants which, among other things, limit the payment of dividends to NACCO to no greater than $5.0 million annually, subject to additional restrictions and limitations. The revolving credit facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. The borrowers must maintain aggregate excess availability under the revolving credit facility of at least $10.0 million. At December 31, 2004, NMHG was in compliance with all covenants.

NMHG paid financing fees of approximately $0.7 million, $0.1 million and $15.8 million in 2004, 2003 and 2002, respectively. The fees paid in 2004 were related to the 2004 amendment to the Facility. The fees paid in 2003 and 2002 were related to the Facility and the Senior Notes entered into in 2002. These fees were deferred and are being amortized as interest expense in the Consolidated Statement of Operations and Comprehensive Income over the respective terms of the financing facilities.

NOTE 9—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations. At December 31, 2004, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $301.1 million compared with the book value of $275.1 million. At December 31, 2003, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $313.4 million compared with the book value of $284.7 million.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

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

Derivative Financial Instruments

Foreign Currency Derivatives: NMHG held forward foreign currency exchange contracts with a total notional amount of $276.2 million and $148.4 million at December 31, 2004 and 2003, respectively, primarily denominated in euros, British pound sterling, Japanese yen, Australian dollars, Canadian dollars and Mexican pesos. The fair value of these contracts was estimated based on quoted market prices and approximated a net asset of $3.0 million and $4.8 million at December 31, 2004 and 2003, respectively.

For the years ended December 31, 2004 and 2003, there was no ineffectiveness of forward foreign currency exchange contracts. Forward foreign currency exchange contracts are used to hedge transactions expected to occur within the next 12 months. Based on market valuations at December 31, 2004, the amount of net deferred gain included in OCI at December 31, 2004 of $1.3 million is expected to be reclassified into the Consolidated Statement of Operations and Comprehensive Income over the next 12 months, as those transactions occur.

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

Prior to the cessation of hedge accounting resulting from the May 9, 2002 refinancing, the balance in OCI for NMHG’s interest rate swap agreements that qualified for hedge accounting was a loss of $4.2 million. This balance was being amortized into the Consolidated Statement of Operations and Comprehensive Income over the original remaining lives of the terminated interest rate swap agreements in accordance with the provisions of SFAS No. 133, as amended. The amount of amortization of OCI included in the Consolidated Statement of Operations and Comprehensive Income on the line Loss on interest rate swap agreements was $0.2 million, $1.5 million and $2.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. As such, the entire $4.2 million loss has been fully amortized as of December 31, 2004.

The mark-to-market effect of the interest rate swap agreements that was included in the Consolidated Statement of Operations and Comprehensive Income because these derivatives did not qualify for hedge accounting treatment was $3.2 million of expense for the year ended December 31, 2002, which is included on the line Loss on interest rate swap agreements in the Consolidated Statements of Operations and Comprehensive Income.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

NOTE 10—Leasing Arrangements

The Company leases certain office, manufacturing and warehouse facilities, retail stores and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2012. NMHG Retail also leases certain lift trucks that are carried in its rental fleet or subleased to customers. Many leases include renewal and/or purchase options.

Future minimum capital and operating lease payments at December 31, 2004 are:

	Capital	Operating
	Leases	Leases
2005	$7.2	$56.0
2006	3.6	45.0
2007	1.8	32.7
2008	1.1	19.9
2009	0.6	11.9
Subsequent to 2009	3.7	4.9

Total minimum lease payments	18.0	$170.4

Amounts representing interest	2.6

Present value of net minimum lease payments	15.4

Current maturities	6.0

Long-term capital lease obligation	$9.4

Rental expense for all operating leases was $63.9 million, $57.4 million and $39.4 million for 2004, 2003 and 2002, respectively. The Company also recognized $72.9 million, $74.2 million and $61.7 million for 2004, 2003 and 2002, respectively, in rental income on subleases of equipment under operating leases in which it was the lessee. These subleases were primarily related to lift trucks, in which the Company derives revenues in the ordinary course of business under rental agreements with its customers. The sublease rental income for these lift trucks is included in revenues and the related rent expense is included in cost of sales in the Consolidated Statements of Operations and Comprehensive Income for each period. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of December 31, 2004 are $153.4 million.

Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2004	2003
Plant and equipment	$81.0	$72.4
Less: accumulated amortization	57.5	45.2

	$23.5	$27.2

Amortization of plant and equipment under capital leases is included in depreciation expense in each of the years ended December 31, 2004, 2003 and 2002.

Capital lease obligations of $4.7 million, $3.4 million and $16.0 were incurred in connection with lease agreements to acquire plant and equipment during 2004, 2003 and 2002, respectively. Included in the 2004 obligation is an airplane lease which was previously accounted for as an operating lease and is now being accounted for as a capital lease. The airplane is now included in property, plant, and equipment on the Consolidated Balance Sheet.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

NOTE 11—Guarantees and Contingencies

Various legal and regulatory proceedings and claims have been or may be asserted against the Company relating to the conduct of its business, including product liability, environmental and other claims. These proceedings and claims are incidental to the ordinary course of business of the Company. Management believes that it has meritorious defenses and will vigorously defend itself in these actions. Any costs that management estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount can be reasonably estimated. Although the ultimate disposition of these proceedings is not presently determinable, management believes, after consultation with its legal counsel, that the likelihood is remote that material costs will be incurred in excess of accruals already recognized.

Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at December 31, 2004 and 2003 were $203.7 million and $183.2 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and reserves have been provided for such losses in the accompanying Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at December 31, 2004 was approximately $236.8 million, based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. See also Note 16 for a discussion of the amount of these guarantees provided to related parties.

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

Changes in the Company’s current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

	2004	2003
Balance at the beginning of the year	$40.3	$41.9
Warranties issued	32.5	32.6
Settlements made	(32.7)	(32.5)
Change in estimates	—	(2.2)
Foreign currency effect	0.4	0.5

Balance at December 31	$40.5	$40.3

As part of its periodic review of warranty estimates, the Company reduced its warranty accrual by $2.2 million during 2003, based on the history of the volume of claims processed, the amount of those claims and expectations of future trends under its warranty programs. This adjustment is not necessarily indicative of future trends or adjustments that may be required to adjust the warranty accrual in future periods.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

NOTE 12—Income Taxes

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

The components of income before income taxes and provision for income taxes for the years ended December 31 are as follows:

	2004	2003	2002
Income before income taxes and minority interest
Domestic	$7.1	$6.3	$0.1
Foreign	6.7	11.3	9.7

	$13.8	$17.6	$9.8

Income tax provision (benefit)
Current tax provision (benefit):
Federal	$(4.4)	$(8.4)	$(11.2)
State	(0.4)	0.6	(1.6)
Foreign	5.1	3.5	7.6

Total current	0.3	(4.3)	(5.2)

Deferred tax provision (benefit):
Federal	3.2	9.9	3.3
State	(1.1)	(1.3)	2.0
Foreign	(4.4)	(3.6)	(1.2)

Total deferred	(2.3)	5.0	4.1

Increase (decrease) in valuation allowance	1.1	1.1	(0.2)

	$(0.9)	$1.8	$(1.3)

The Company made income tax payments of $13.4 million, $19.3 million and $12.2 million during 2004, 2003 and 2002, respectively. During the same period, income tax refunds totaled $25.5 million, $17.0 million and $29.9 million, respectively.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

A reconciliation of the federal statutory and effective income tax for the years ended December 31 is as follows:

	2004	2003	2002
Income before income taxes and minority interest	$13.8	$17.6	$9.8

Statutory taxes at 35.0%	$4.8	$6.2	$3.4
Valuation allowance	1.1	1.1	(0.2)
Foreign statutory rate differences	(1.8)	(2.8)	(0.6)
State income taxes	(1.0)	(0.5)	0.3
Tax controversy resolution	(1.3)	—	(2.6)
Export benefits	(0.7)	(0.3)	(0.4)
Equity earnings	(2.2)	(1.3)	—
Other-net	0.2	(0.6)	(1.2)

Income tax provision (benefit)	$(0.9)	$1.8	$(1.3)

Effective income tax rate	(6.5%)	10.2%	(13.3%)

The tax benefit from controversy resolution recognized during 2004 of $1.3 million related to certain tax issues that were provided for in prior years for which the applicable statute of limitations expired or for which the year closed due to an audit settlement. The comparability of the effective income tax rate for 2004 versus 2003 was also affected by the recognition of deferred tax assets for foreign tax credits, which were previously considered unrealizable, as a result of the Jobs Act. The tax benefit from controversy resolution recognized during 2002 of $2.6 million is comprised of $0.8 million related to certain tax issues that were provided for in prior years for which the applicable statute of limitations expired and $1.8 million representing the net additional tax benefit from the settlement of a transfer pricing audit with the Australian Tax Authorities and the Internal Revenue Service.

The Company does not provide for deferred taxes on certain unremitted foreign earnings. Management has decided that earnings of foreign subsidiaries have been and will be indefinitely reinvested in foreign operations and, therefore, the recording of deferred tax liabilities for unremitted foreign earnings is not required. As of December 31, 2004, the cumulative unremitted earnings of the Company’s foreign subsidiaries are $251.5 million. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution. The 2004 financial results of the Company do not reflect the impact of the repatriation provisions included in the American Jobs Creation Act of 2004 (“Jobs Act”). The Company’s best estimate of the range of possible amounts that may be repatriated subject to the Dividend Exclusion provisions of the Jobs Act is $0 to $70.0 million upon which the estimated range of tax expense would be $0 to $5.5 million, under the current available guidance.

The Company expects to complete its evaluation related to the possible repatriation of foreign earnings during 2005.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

A detailed summary of the total deferred tax assets and liabilities in the Company’s Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2004	2003
Deferred tax assets
Accrued expenses and reserves	$49.5	$54.4
Accrued pension benefits	17.3	13.7
Tax attribute carryforwards	29.7	25.0
Employee benefits	11.7	10.6
Other	1.8	—

Total deferred tax assets	110.0	103.7
Valuation allowance	(15.2)	(13.1)

	$94.8	$90.6

Deferred tax liabilities
Depreciation and amortization	$24.4	$25.4
Inventories	8.0	10.9
Other	—	7.6

Total deferred tax liabilities	32.4	43.9

Net deferred tax asset	$62.4	$46.7

The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes that the valuation allowance provided is appropriate. At December 31, 2004, the Company had $100.6 million of net operating loss carryforwards which expire, if unused, in years 2006 through 2024 and $63.0 million which are not subject to expiration. Additionally, at December 31, 2004, the Company had $5.5 million of capital loss carryforwards, which expire if unused in 2007 and 2009. The Company also had $1.2 million of foreign tax credit carryforwards, which expire, if unused, in 2010 and 2014.

The net valuation allowance provided against certain deferred tax assets during 2004 increased by $2.1 million. The increase in the total valuation allowance included an increase in the valuation allowance provided for certain current and prior year losses identified in the amount of $1.1 million and an increase in the overall U.S. dollar value of valuation allowances previously recorded in foreign currencies of approximately $1.0 million.

The tax returns of the Company and certain of its subsidiaries are being examined by various taxing authorities. The Company has not been informed of any material assessment for which an accrual has not been previously provided resulting from such examinations and the Company would vigorously contest any material assessment. Management believes that any potential adjustment would not materially affect the Company’s financial condition or results of operations.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

NOTE 13—Retirement Benefit Plans

Defined Benefit Plans: The Company participates in the defined benefit pension plans of NACCO for certain employee groups. These plans provide benefits based on years of service and average compensation during certain periods. The Company’s policy is to make contributions to fund these plans within the range allowed by applicable regulations. Plan assets consist primarily of publicly traded stocks, investment contracts and government and corporate bonds.

In 1996, pension benefits were frozen for employees covered under NMHG’s U. S. plans, except for those NMHG employees participating in collective bargaining agreements. As a result, as of January 1, 2005, in the United States only certain NMHG employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees of the Company, including NMHG employees whose pension benefits were frozen, will receive retirement benefits under defined contribution retirement plans.

The Company uses a September 30 measurement date for its defined benefit plans, with the exception of its defined benefit plan for employees in The Netherlands. The Netherlands plan uses a December 31 measurement date. The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2004	2003	2002
United States Plans
Weighted average discount rates	6.00%	6.00%	6.75%
Rate of increase in compensation levels	3.75%	3.75%	3.75%
Expected long-term rate of return on assets	9.00%	9.00%	9.00%

Non-U.S. Plans
Weighted average discount rates	4.75% - 5.75%	5.50%	5.50%-5.75%
Rate of increase in compensation levels	3.00% - 3.75%	3.50%	3.50%
Expected long-term rate of return on assets	5.25% - 9.00%	5.50%-9.00%	5.50%-9.00%

Set forth below is a detail of the net periodic pension expense for the defined benefit plans for the years ended December 31:

	2004	2003	2002
United States Plans
Service cost	$0.3	$0.3	$0.1
Interest cost	4.2	4.2	4.2
Expected return on plan assets	(4.3)	(4.4)	(4.9)
Net amortization and deferral	0.5	0.7	0.6

Net periodic pension expense	$0.7	$0.8	$—

Non-U.S. Plans
Service cost	$2.7	$2.2	$2.0
Interest cost	5.2	4.4	3.9
Expected return on plan assets	(6.9)	(6.3)	(5.8)
Amortization of transition asset	0.1	0.1	0.1
Amortization of prior service cost	0.1	0.1	0.1
Recognized actuarial (gain) loss	1.6	0.8	0.1

Net periodic pension expense	$2.8	$1.3	$0.4

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

The following table sets forth the changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the defined benefit plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

	2004		2003
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans
Change in benefit obligation
Projected benefit obligation at beginning of year	$72.5	$94.8	$64.1	$77.1
Service cost	0.3	2.7	0.3	2.2
Interest cost	4.2	5.2	4.2	4.4
Employee contributions	—	0.1
Amendments	—	(0.8)	0.6	—
Actuarial loss	1.1	8.7	8.1	3.7
Benefits paid	(4.8)	(2.9)	(4.8)	(2.4)
Foreign currency exchange rate changes	—	8.2	—	9.8

Projected benefit obligation at end of year	$73.3	$116.0	$72.5	$94.8

Accumulated benefit obligation at end of year	$73.3	$111.8	$72.4	$88.8

Change in plan assets
Fair value of plan assets at beginning of year	$47.1	$64.2	$43.4	$49.2
Actual return on plan assets	5.1	5.8	7.3	7.7
Employer contributions	2.2	2.3	1.2	2.6
Employee contributions	—	0.6	—	0.6
Benefits paid	(4.8)	(2.9)	(4.8)	(2.4)
Foreign currency exchange rate changes	—	5.5	—	6.5

Fair value of plan assets at end of year	$49.6	$75.5	$47.1	$64.2

Net amount recognized
Obligation in excess of plan assets	$(23.7)	$(40.5)	$(25.4)	$(30.6)
Unrecognized prior service cost	0.4	(0.3)	0.6	0.7
Unrecognized actuarial loss	29.8	58.1	29.7	46.4
Unrecognized net transition asset	—	1.5	—	1.5
Contributions in fourth quarter	0.7	0.2	—	0.2

Net amount recognized	$7.2	$19.0	$4.9	$18.2

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$7.9	$—	$6.9	$0.1
Accrued benefit liability	(26.9)	(36.1)	(24.3)	(24.6)
Intangible asset	0.6	0.7	0.8	0.6
Accumulated other comprehensive income	15.6	31.5	13.1	25.3
Deferred tax asset	10.0	16.3	8.4	12.6
Foreign currency exchange rate changes	—	6.6	—	4.2

Net amount recognized	$7.2	$19.0	$4.9	$18.2

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

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

In order to measure the funded status for financial accounting purposes, the accumulated benefit obligation is compared with the market value of plan assets and amounts accrued for such benefits in the balance sheet. As of December 31, 2004, the accumulated benefit obligation exceeded plan assets primarily due to the decrease in the market value of plan assets. As of December 31, 2003, the accumulated benefit obligation exceeded plan assets primarily due to the decline in the discount rate. As a result, the Company recorded an additional minimum pension liability adjustment in 2004 and 2003.

During 2004, 2003 and 2002, OCI includes $8.7 million, $6.5 million and $17.1 million, respectively, net of taxes, resulting from changes in the minimum pension liability adjustments, which were determined in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The minimum pension liability adjustment, which is a component of Accumulated other comprehensive income in the Stockholder’s Equity section of the Consolidated Balance Sheets, represents the net loss not yet recognized as net periodic pension cost determined by an actuarial calculation of the funded status of the pension plan at the end of each measurement period.

The Company expects to contribute $4.1 million and $5.6 million to its U.S. and non-U.S. pension plans, respectively, in 2005.

Pension benefit payments are made from assets of the pension plans. Future pension benefit payments expected to be paid are:

	U.S. Plans	Non-U.S. Plans
2005	$5.2	$3.1
2006	5.0	3.2
2007	5.4	3.3
2008	5.4	3.5
2009	5.7	3.6
Thereafter	27.9	20.1

	$54.6	$36.8

The expected long-term rate of return on plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption at its September 30 measurement date were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes over the time period from January 1, 1960 to September 30, 2004 and 2003. During periods of both significant market gains as well as depressed market returns, the Company has held to a consistent 9.00% expected rate of return assumption.

The U.S. plans maintain an investment policy that, among other things, establishes a portfolio asset allocation methodology with percentage allocation bands for individual asset classes. This investment policy states that the plans invest from 60% to 70% in equity securities and from 30% to 40% in fixed income securities. The investment policy further divides investments in equity securities among separate allocation bands for equities of large cap companies, equities of medium and small cap companies and equities of non-U.S. companies. The investment policy provides that investments are reallocated between asset classes as balances exceed or fall below the appropriate allocation bands.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

The following is the actual allocation percentage and target allocation percentage for the U.S. pension plan assets at the measurement date:

	2004	2003
	Actual	Actual
	Allocation	Allocation	Target Allocation
	Percent	Percent	Range
Large cap equity securities	41.3%	41.9%	35.0% - 45.0%
Medium and small cap equity securities	11.8%	12.6%	10.0% - 16.0%
Non-U. S. equity securities	14.8%	13.1%	10.0% - 16.0%
Fixed income securities	31.2%	31.7%	30.0% - 40.0%
Money Market	0.9%	0.7%	0.0% - 10.0%

     The following is the actual allocation percentage and target allocation percentage for the NMHG U.K. pension plan assets at the measurement date:

	2004	2003
	Actual	Actual
	Allocation	Allocation	Target Allocation
	Percent	Percent	Range
U.S. equity securities	10.0%	11.0%	11.0%
Non-U. S. equity securities	81.0%	80.0%	80.0%
Fixed income securities	9.0%	9.0%	9.0%

The Company maintains a pension plan for certain employees in The Netherlands which maintains 100% of its assets in fixed income securities.

Allocation between equity and debt securities varies by plan in countries outside the United States, but all plans’ assets are broadly diversified both domestically and internationally.

The defined benefit pension plans do not have any direct ownership of NACCO stock.

Post-retirement Health Care and Life Insurance: The Company also maintains health care and life insurance plans, which provide benefits to eligible retired employees. The plans have no assets. Under the Company’s current policy, plan benefits are funded at the time they are due to participants.

The assumed health care cost trend rates for measuring the post-retirement benefit are set forth below for the years ended December 31:

	2004	2003
Health care cost trend rate assumed for next year	9.0%	10.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%

Year that the rate reaches the ultimate trend rate	2010	2010

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects at December 31, 2004:

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	$—	$—

Set forth below is a detail of the net periodic (income) expense and the assumptions used in accounting for the post-retirement health care and life insurance plans for the years ended December 31:

	2004	2003	2002
Service cost	$0.1	$0.1	$0.1
Interest cost	0.5	0.5	0.7
Recognized actuarial (gain) loss	1.7	2.4	(0.9)
Termination benefits	—	—	0.2
Curtailment loss	—	—	(0.3)

Net periodic (income) expense	$2.3	$3.0	$(0.2)

Assumptions:
Weighted average discount rates	6.00%	6.75%	7.50%

The following sets forth the changes in benefit obligations during the year and reconciles the funded status of the post-retirement health care and life insurance plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$9.2	$8.5
Service cost	0.1	0.1
Interest cost	0.5	0.5
Actuarial (gain) loss	1.7	2.4
Termination benefits	—	—
Curtailment loss	—	—
Benefits paid	(3.3)	(2.3)

Benefit obligation recognized in the Consolidated Balance Sheet at end of year	$8.2	$9.2

Future post-retirement benefit payments expected to be paid are:

2005	$1.0
2006	0.9
2007	0.8
2008	0.8
2009	0.7
2010-2014	2.9

$7.1

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

Defined Contribution Plans: The Company has defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. NMHG matches employee contributions based on plan provisions. In addition, NMHG has defined contribution retirement plans whereby the contribution to participants is determined annually based on a formula which includes the effect of actual compared with targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $11.7 million, $12.2 million and $5.8 million in 2004, 2003 and 2002, respectively. The decrease in 2002 was primarily the result of suspending 401(k) employer matching contributions for a portion of 2002.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

NOTE 14—Business Segments

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

	2004	2003	2002
Revenues from external customers
NMHG Wholesale	$1,861.7	$1,617.0	$1,416.2
NMHG Retail	260.4	235.1	241.0
NMHG Eliminations	(65.2)	(72.5)	(68.8)

	$2,056.9	$1,779.6	$1,588.4

Gross profit
NMHG Wholesale	$261.8	$270.9	$241.7
NMHG Retail	46.9	40.3	49.9
NMHG Eliminations	(0.6)	1.1	2.1

	$308.1	$312.3	$293.7

Selling, general and administrative expenses
NMHG Wholesale	$223.8	$215.7	$182.8
NMHG Retail	50.8	47.8	55.8
NMHG Eliminations	(0.1)	(0.4)	(1.8)

	$274.5	$263.1	$236.8

Operating profit (loss)
NMHG Wholesale	$39.1	$55.5	$46.6
NMHG Retail	(3.6)	(8.2)	(7.1)
NMHG Eliminations	(0.5)	1.5	3.9

	$35.0	$48.8	$43.4

Interest expense
NMHG Wholesale	$(27.5)	$(28.9)	$(25.9)
NMHG Retail	(5.1)	(3.7)	(3.1)
NMHG Eliminations	(1.1)	(2.5)	(4.9)

	$(33.7)	$(35.1)	$(33.9)

Interest income
NMHG Wholesale	$2.0	$2.6	$3.3
NMHG Retail	0.1	0.2	0.1

	$2.1	$2.8	$3.4

Other-net, income (expense) – (excluding interest income)
NMHG Wholesale	$10.4	$1.3	$(4.5)
NMHG Retail	0.3	—	1.4
NMHG Eliminations	(0.3)	(0.2)	—

	$10.4	$1.1	$(3.1)

Income tax provision (benefit)
NMHG Wholesale	$2.1	$8.7	$(0.8)
NMHG Retail	(2.4)	(6.5)	(0.2)
NMHG Eliminations	(0.6)	(0.4)	(0.3)

	$(0.9)	$1.8	$(1.3)

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

	2004	2003	2002
Net income (loss)
NMHG Wholesale	$22.3	$22.4	$21.5
NMHG Retail	(5.9)	(5.2)	(8.5)
NMHG Eliminations	(1.3)	(0.8)	(0.7)

	$15.1	$16.4	$12.3

Total assets
NMHG Wholesale	$1,307.4	$1,179.5	$1,070.7
NMHG Retail	170.6	174.5	187.7
NMHG Eliminations	(73.1)	(79.0)	(54.9)

	$1,404.9	$1,275.0	$1,203.5

Depreciation and amortization expense
NMHG Wholesale	$26.3	$26.2	$29.4
NMHG Retail	15.6	17.9	18.3

	$41.9	$44.1	$47.7

Capital expenditures
NMHG Wholesale	$26.1	$22.0	$12.1
NMHG Retail	7.3	5.6	4.0

	$33.4	$27.6	$16.1

DATA BY GEOGRAPHIC AREA

No single country outside of the United States comprised 10% or more of the Company’s revenues from unaffiliated customers. The Other category below includes Canada, Mexico, South America and Asia-Pacific. In addition, no single customer comprised 10% or more of the Company’s revenues from unaffiliated customers.

	United
	States	Europe	Other	Consolidated
2004
Revenues from unaffiliated customers, based on the customers’ location	$1,024.8	$786.3	$245.8	$2,056.9

Long-lived assets	$123.1	$80.2	$57.6	$260.9

2003
Revenues from unaffiliated customers, based on the customers’ location	$926.3	$532.1	$321.2	$1,779.6

Long-lived assets	$119.4	$84.2	$57.4	$261.0

2002
Revenues from unaffiliated customers, based on the customers’ location	$867.2	$452.0	$269.2	$1,588.4

Long-lived assets	$117.6	$82.5	$58.4	$258.5

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

NOTE 15—Quarterly Results of Operations (Unaudited)

A summary of the unaudited quarterly results of operations for the years ended December 31 is as follows:

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues
NMHG Wholesale	$421.3	$445.5	$449.7	$545.2
NMHG Retail (including eliminations)	49.5	50.2	44.8	50.7

	470.8	495.7	494.5	595.9

Gross Profit	74.2	73.0	73.9	87.0

Operating Profit (Loss)
NMHG Wholesale	9.7	8.4	4.7	16.3
NMHG Retail (including eliminations)	(1.4)	(1.2)	0.5	(2.0)

	8.3	7.2	5.2	14.3

Net Income	$0.5	$2.5	$4.4	$7.7

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues
NMHG Wholesale	$382.6	$389.2	$367.2	$478.0
NMHG Retail (including eliminations)	36.4	39.2	40.7	46.3

	419.0	428.4	407.9	524.3

Gross Profit	74.8	75.5	72.2	89.8

Operating Profit (Loss)
NMHG Wholesale	13.7	15.5	7.1	19.2
NMHG Retail (including eliminations)	(1.0)	0.1	(1.3)	(4.5)

	12.7	15.6	5.8	14.7

Net Income	$3.3	$5.7	$2.6	$4.8

NOTE 16—Equity Investments and Related Party Transactions

Equity Investments: NMHG has a 20% ownership interest in NFS, a joint venture with GECC formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting.

Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or another unrelated third party. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster and Yale lift trucks from dealers, customers and directly from NMHG such that NFS could provide lease financing to dealers and customers for the years ended December 31, 2004, 2003 and 2002 were $270.4 million, $234.6 million and $194.5 million, respectively. Of this amount, $57.7 million, $36.0 million and $32.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, was invoiced directly from NMHG to NFS so that the

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

dealer or customer could obtain operating lease financing from NFS. Amounts receivable from NFS at December 31, 2004 and 2003 were immaterial.

Under the terms of the joint venture agreement with GECC, NMHG provides recourse for financing provided by NFS to NMHG dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At December 31, 2004, approximately $170.3 million of the Company’s total guarantees, recourse or repurchase obligations related to transactions with NFS. NMHG has reserved for losses under the terms of the guarantees or standby recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses with respect to these obligations. In 2003, one customer for which NMHG provided a guarantee or had standby recourse or repurchase obligations defaulted under its obligation to NFS. NMHG exercised its rights under the terms of the guarantee and obtained possession of the lift truck purchased by this customer in default. There were no such defaults by customers in 2004. In 2003 and 2002, the net losses resulting from customer defaults did not have a material impact on NMHG’s results of operations or financial position.

In connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2004, loans from GECC to NFS totaled $607.5 million. Although NMHG’s contractual guarantee was $121.5 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which NMHG guarantees $170.3 million. Excluding the $170.3 million of NFS receivables guaranteed by NMHG from NFS’ loans to GECC, NMHG’s incremental obligation as a result of this guarantee to GECC is $87.4 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

In addition to providing financing to NMHG’s dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $10.7 million and $7.1 million at December 31, 2004 and 2003, respectively.

In addition, NMHG provides certain services, primarily administrative functions, to NFS. NFS reimbursed these expenses under the terms of the joint venture agreement in 2003 and 2002 in the amount of $1.9 million and $1.7 million, respectively. In 2004, the joint venture agreement was amended to provide for a fee to be paid by NFS to NMHG to compensate NMHG for services it provided to the joint venture. During 2004, NMHG recognized fees from NFS of $1.3 million and, prior to establishing the fee, NMHG charged NFS $0.5 million to reimburse the Company for expenses under its previous agreement.

Summarized financial information for NFS is as follows:

	2004	2003	2002
Statement of Operations
Revenues	$46.0	$43.3	$43.9
Gross Profit	$29.2	$27.2	$24.6
Income from Continuing Operations	$13.6	$10.9	$9.2
Net Income	$13.6	$10.9	$9.2

Balance Sheet
Assets	$742.6	$666.1
Liabilities	$694.8	$622.4

NMHG has a 50% ownership interest in SN, a limited liability company which was formed primarily for the manufacture and distribution of Sumitomo-Yale branded lift trucks in Japan and the export of Hyster and Yale branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms. In 2004, 2003 and 2002, purchases from SN were $91.7 million, $73.3

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

million and $65.7 million, respectively. Amounts payable to SN at December 31, 2004 and 2003 were $24.8 million and $22.8 million, respectively.

     Summarized financial information for SN is as follows:

	2004	2003	2002
Statement of Operations
Revenues	$254.5	$215.4	$168.8
Gross Profit	$74.6	$61.3	$45.3
Income from Continuing Operations	$6.9	$3.2	$3.9
Net Income	$6.9	$3.2	$3.9

Balance Sheet
Current Assets	$107.5	$94.7
Non-current Assets	$73.2	$74.1
Current Liabilities	$118.5	$107.6
Non-current Liabilities	$34.8	$40.1

Related Party Transactions: NACCO charges fees to its operating subsidiaries for services provided by the corporate headquarters. NACCO charged fees of $2.3 million, $8.1 million and $7.0 million in 2004, 2003 and 2002, respectively, which are included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. The decrease in the fees charged in 2004 from 2003 was due to temporary suspensions of the fees for portions of 2004.

Legal services rendered by Jones Day approximated $0.5 million, $0.8 million and $2.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. A director of the Company is also a partner in this firm. The decrease in 2003 legal services rendered from 2002 is primarily due to services provided by the firm related to the Company’s refinancing of its debt during 2002. See further discussion of the refinancing in Note 8.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

NOTE 17—Condensed Consolidating Guarantor and Non-Guarantor Financial Information

The following tables set forth the condensed consolidating statements of operations and cash flows for each of the three years in the period ended December 31, 2004 and the condensed consolidating balance sheets as of December 31, 2004 and 2003. The following information is included as a result of the guarantee of the Parent Company’s Senior Notes by each of its wholly owned U.S. subsidiaries (“Guarantor Companies”). None of the Company’s other subsidiaries has guaranteed any of these notes. Each of the guarantees is joint and several and full and unconditional. “NMHG Holding Co.” includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$1,209.8	$1,149.6	$(302.5)	$2,056.9

Cost of sales	—	1,054.9	996.4	(302.5)	1,748.8
Selling, general & administrative expenses	—	137.2	137.3	—	274.5
Restructuring reversals	—	(0.1)	(1.3)	—	(1.4)

Operating profit	—	17.8	17.2	—	35.0

Interest expense	—	(25.8)	(7.9)	—	(33.7)
Income from unconsolidated affiliates	15.1	12.3	—	(21.7)	5.7
Other income (expense)	—	8.7	(1.9)	—	6.8

Income before income taxes and minority interest	15.1	13.0	7.4	(21.7)	13.8

Income tax provision (benefit)	—	(2.5)	1.6	—	(0.9)

Income before minority interest	15.1	15.5	5.8	(21.7)	14.7

Minority interest income	—	—	0.4	—	0.4

Net income	$15.1	$15.5	$6.2	$(21.7)	$15.1

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2003

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$1,088.1	$941.8	$(250.3)	$1,779.6

Cost of sales	—	919.3	798.3	(250.3)	1,467.3
Selling, general & administrative expenses	—	138.9	124.2	—	263.1
Restructuring reversals	—	(0.2)	(0.6)	—	(0.8)
Loss on sale of dealers	—	0.2	1.0	—	1.2

Operating profit	—	29.9	18.9	—	48.8

Interest expense	—	(28.0)	(7.1)	—	(35.1)
Income from unconsolidated affiliates	16.3	14.2	—	(26.9)	3.6
Other income (expense)	—	1.0	(0.7)	—	0.3

Income before income taxes and minority interest	16.3	17.1	11.1	(26.9)	17.6

Income tax provision (benefit)	(0.1)	0.8	1.1	—	1.8

Income before minority interest	16.4	16.3	10.0	(26.9)	15.8

Minority interest income	—	—	0.6	—	0.6

Net income	$16.4	$16.3	$10.6	$(26.9)	$16.4

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2002

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$1,004.7	$783.7	$(200.0)	$1,588.4

Cost of sales	—	841.2	653.5	(200.0)	1,294.7
Selling, general & administrative expenses	—	130.2	106.6	—	236.8
Restructuring charge	—	8.2	4.1	—	12.3
Loss on sale of dealers	—	—	1.2	—	1.2

Operating profit	—	25.1	18.3	—	43.4

Interest expense	(3.5)	(24.1)	(6.3)	—	(33.9)
Income from unconsolidated affiliates	14.5	1.5	(1.5)	(14.0)	0.5
Other income (expense)	(0.1)	6.8	(6.9)	—	(0.2)

Income before income taxes and minority interest	10.9	9.3	3.6	(14.0)	9.8

Income tax provision (benefit)	(1.4)	(5.2)	5.3	—	(1.3)

Income (loss) before minority interest	12.3	14.5	(1.7)	(14.0)	11.1

Minority interest income	—	—	1.2	—	1.2

Net income (loss)	$12.3	$14.5	$(0.5)	$(14.0)	$12.3

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

CONDENSED CONSOLIDATING BALANCE SHEET
AT DECEMBER 31, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Cash and cash equivalents	$—	$39.6	$57.8	$—	$97.4
Accounts and notes receivable, net	6.6	95.9	258.6	(106.5)	254.6
Inventories	—	168.0	151.6	—	319.6
Other current assets	2.3	55.9	19.7	(31.2)	46.7

Total current assets	8.9	359.4	487.7	(137.7)	718.3

Property, plant and equipment, net	—	134.2	103.9	—	238.1
Goodwill	—	307.2	46.1	—	353.3
Other non-current assets	689.0	356.9	29.2	(979.9)	95.2

Total assets	$697.9	$1,157.7	$666.9	$(1,117.6)	$1,404.9

Accounts payable	$—	$231.6	$193.6	$(96.1)	$329.1
Other current liabilities	3.3	105.7	112.9	(35.7)	186.2
Revolving credit agreements	—	—	9.2	—	9.2

Total current liabilities	3.3	337.3	315.7	(131.8)	524.5

Long-term debt	247.8	270.7	53.7	(302.7)	269.5
Other non-current liabilities	—	123.4	61.1	(20.4)	164.1

Stockholder’s equity	446.8	426.3	236.4	(662.7)	446.8

Total liabilities and stockholder’s equity	$697.9	$1,157.7	$666.9	$(1,117.6)	$1,404.9

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$5.0	$89.1	$(9.1)	$(5.0)	$80.0

Investing activities
Expenditures for property, plant and equipment	—	(15.1)	(18.3)	—	(33.4)
Proceeds from the sale of assets	—	0.2	13.2	—	13.4
Other - net	—	0.1	2.1	0.5	2.7

Net cash used for investing activities	—	(14.8)	(3.0)	0.5	(17.3)

Financing activities
Additions of long-term debt and revolving credit agreements	—	23.3	13.4	—	36.7
Reductions to long-term debt and revolving credit agreements	—	(24.9)	(32.3)	—	(57.2)
Notes receivable/payable, affiliates	0.8	(43.5)	42.7	—	—
Other - net	(5.8)	(5.0)	0.5	4.5	(5.8)

Net cash provided by (used for) financing activities	(5.0)	(50.1)	24.3	4.5	(26.3)

Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)

Cash and cash equivalents
Increase for the period	—	24.2	11.9	—	36.1
Balance at beginning of the period	—	15.4	45.9	—	61.3

Balance at the end of the period	$—	$39.6	$57.8	$—	$97.4

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Net cash provided by operating activities	$6.3	$23.1	$25.3	$(4.6)	$50.1

Investing activities
Expenditures for property, plant and equipment	—	(15.3)	(12.3)	—	(27.6)
Proceeds from the sale of assets	—	12.2	4.3	—	16.5

Net cash used for investing activities	—	(3.1)	(8.0)	—	(11.1)

Financing activities
Additions of long-term debt and revolving credit agreements	—	4.1	21.3	—	25.4
Reductions to long-term debt and revolving credit agreements	(5.2)	(3.1)	(46.1)	—	(54.4)
Notes receivable/payable, affiliates	4.0	(5.9)	1.5	0.4	—
Other - net	(5.1)	(5.0)	0.8	4.2	(5.1)

Net cash used for financing activities	(6.3)	(9.9)	(22.5)	4.6	(34.1)

Effect of exchange rate changes on cash	—	—	1.5	—	1.5

Cash and cash equivalents
Increase (decrease) for the period	—	10.1	(3.7)	—	6.4
Balance at beginning of the period	—	5.3	49.6	—	54.9

Balance at the end of the period	$—	$15.4	$45.9	$—	$61.3

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2002

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$(3.6)	$67.5	$8.5	$(0.3)	$72.1

Investing activities
Expenditures for property, plant and equipment	—	(8.6)	(7.5)	—	(16.1)
Proceeds from the sale of assets	—	0.6	5.6	—	6.2
Other - net	132.7	1.5	1.1	(132.7)	2.6

Net cash provided by (used for) investing activities	132.7	(6.5)	(0.8)	(132.7)	(7.3)

Financing activities
Additions of long-term debt and revolving credit agreements	252.1	18.3	13.4	—	283.8
Reductions to long-term debt and revolving credit agreements	—	(279.2)	(39.7)	—	(318.9)
Notes receivable/payable, affiliates	(350.5)	316.0	26.2	0.3	(8.0)
Other - net	(30.7)	(132.7)	—	132.7	(30.7)

Net cash used for financing activities	(129.1)	(77.6)	(0.1)	133.0	(73.8)

Effect of exchange rate changes on cash	—	—	4.3	—	4.3

Cash and cash equivalents
Increase (decrease) for the period	—	(16.6)	11.9	—	(4.7)
Balance at beginning of the period	—	21.9	37.7	—	59.6

Balance at the end of the period	$—	$5.3	$49.6	$—	$54.9

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

     Ernst & Young LLP, independent registered public accounting firm, audited NMHG Holding Co. and its subsidiaries’ financial statements for the years ended December 31, 2004, 2003 and 2002. Those audits were conducted in accordance with U.S. generally accepted auditing standards and provide an objective and independent assessment that helps ensure fair presentation of the Company’s operating results and financial position. The independent registered public accounting firm has access to all financial records and related data of the Company, as well as to the minutes of stockholder’s and directors’ meetings.

     The Audit Review Committee of the Board of Directors, composed of independent directors, meets regularly with the independent registered public accounting firm and internal auditors to review the scope of their audit reports and to discuss any action to be taken. The independent registered public accounting firm and the internal auditors have free and direct access to the Audit Review Committee. The Audit Review Committee also reviews the financial reporting process and accounting policies of NMHG Holding Co. and each of its subsidiaries.

/s/ Reginald R. Eklund	/s/ Michael K. Smith

Reginald R. Eklund	Michael K. Smith
President and	Vice President, Finance and
Chief Executive Officer	Information Systems, and
Chief Financial Officer

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
NMHG HOLDING CO. AND SUBSIDIARIES
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

COL A.	COL B.	COL C.			COL D.		COL E.
		Additions					(C)
	Balance at	Charged to	Charged to				Balance at
	Beginning of	Costs and	Other Accounts		Deductions		End of
Description	Period	Expenses	—Describe		—Describe		Period
		(In millions)
2004
Reserves deducted from asset accounts:

Allowance for doubtful accounts	$6.1	$3.8	$0.1	(B)	$4.0	(A)	$6.0

Reserve for losses on inventory	15.7	15.7	0.2	(B)	17.2	(A)	14.4

2003
Reserves deducted from asset accounts:

Allowance for doubtful accounts	$8.7	$1.0	$0.7	(B)	$4.3	(A)	$6.1

Reserve for losses on inventory	16.3	5.8	0.9	(B)	7.3	(A)	15.7

2002
Reserves deducted from asset accounts:

Allowance for doubtful accounts	$8.0	$3.2	$(0.3	)(B)	$2.2	(A)	$8.7

Reserve for losses on inventory	22.1	3.6	0.2	(B)	9.6	(A)	16.3

(A)	Write-offs, net of recoveries.

(B)	Subsidiary’s foreign currency translation adjustments and other.

(C)	Balances which are not required to be presented and those which are immaterial have been omitted.

EXHIBIT INDEX

3.1(i)	Certificate of Incorporation of NMHG Holding Co. is incorporated herein by reference to Exhibit 3.1(i) to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

3.1(ii)	By-laws of NMHG Holding Co. of NMHG Holding Co. is incorporated herein by reference to Exhibit 3.1(ii) to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

4.1	Form of Common Stock Certificate is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

4.2	Indenture, dated as of May 9, 2002, by and among NMHG Holding Co., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (including the form of 10% senior note due 2009) is incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

4.3	Registration Rights Agreement, dated as of May 9, 2002, by and among NMHG Holding Co., the Guarantors named therein and Credit Suisse First Boston Corporation, Salomon Smith Barney Inc., U.S. Bancorp Piper Jaffray Inc., McDonald Investments Inc., NatCity Investments, Inc. and Wells Fargo Brokerage Services, LLC is incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.1	Credit Agreement, dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NMHG Distribution Co., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.2	Operating Agreement, dated July 31, 1979, among Eaton Corporation and Sumitomo Heavy Industries, Ltd. is incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.3	Equity joint venture contract, dated November 27, 1997, between Shanghai Perfect Jinqiao United Development Company Ltd., People’s Republic of China, NACCO Materials Handling Group, Inc., USA, and Sumitomo-Yale Company Ltd., Japan is incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.4	Recourse and Indemnity Agreement, dated October 21, 1998, between General Electric Capital Corp., NMHG Financial Services, Inc. and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.5	Restated and Amended Joint Venture and Shareholders Agreement, dated April 15, 1998, between General Electric Capital Corp. and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.6	Amendment No. 1 to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc., dated as of October 21, 1998 is incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.7	International Operating Agreement, dated April 15, 1998, between NACCO Materials Handling Group, Inc. and General Electric Capital Corp. (the “International Operating Agreement”) is incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.8	Amendment No. 1 to the International Operating Agreement, dated as of October 21, 1998 is incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.9	Amendment No. 2 to the International Operating Agreement, dated as of December 1, 1999 is incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.10	Amendment No. 3 to the International Operating Agreement, dated as of May 1, 2000 is incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.11	Letter agreement, dated November 22, 2000, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.12	A$ Facility Agreement, dated November 22, 2000, between GE Capital Australia and National Fleet Network Pty Limited is incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.13	Loan Agreement, dated as of June 28, 1996, between NACCO Materials Handling Group, Inc. and NACCO Industries, Inc. is incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.14	Business Sale Agreement, dated November 10, 2000, between Brambles Australia Limited, ACN 094 802 141 Pty Limited and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.15*	NACCO Materials Handling Group, Inc. 2002 Annual Incentive Compensation Plan, effective as of January 1, 2002, is incorporated herein by reference to Exhibit 10(lxiii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.16*	NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lxiv) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.17*	NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lxv) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.18*	Amendment No. 1, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10 (lxvi) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.19*	Amendment No. 1, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxvii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.20*	Amendment No. 1, dated as of February 19, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxviii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.21*	NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective as of September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxiii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.22*	Amendment No. 2, dated as of August 6, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxix) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.23*	Amendment No. 3, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxx) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.24*	Amendment No. 4, dated as of November 1, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxi) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.25*	Amendment No. 5, dated as of December 21, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.26*	Amendment No. 6, dated as of January 31, 2003 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.27*	The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (Effective as of October 1, 2002) is incorporated herein by reference to Exhibit 10(lxxxiv) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.28*	NACCO Materials Handling Group, Inc. 2003 Annual Incentive Compensation Plan, effective as of January 1, 2003, is incorporated herein by reference to Exhibit 10(lxiii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.29*	Amendment No. 2 to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxxi) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.30*	Amendment No. 2 to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxxiv) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.31*	NACCO Materials Handling Group, Inc. 2004 Annual Incentive Compensation Plan, effective as of January 1, 2004, is incorporated herein by reference to Exhibit 10(lxiii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.32*	Amendment No. 3, dated as of April 9, 2003, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(xcii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.33*	Amendment No. 3, dated as of April 9, 2003, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(xciii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.34*	Amendment No. 7, dated as of May 12, 2003 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xciv) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.35	Amendment No. 2, dated as of January 1, 2004, to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.

10.36	Letter Agreement, dated March 12, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.

10.37	Fourth Amendment, dated as of June 30, 2004, to the Credit Agreement dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated herein by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File Number 333-89248.

10.38*	Amendment, dated as of March 24, 2004, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000), effective as of January 1, 2004, is incorporated herein by reference to Exhibit 10(xcv) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.39*	Amendment No. 8, dated as of July 30, 2004, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xcvi) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.40	Letter Agreement, dated December 15, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 18, 2005, Commission File Number 333-89248.

10.41	Letter Agreement, dated February 14, 2005, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 18, 2005, Commission File Number 333-89248.

10.42*	Amendment No. 9, dated as of December 28, 2004, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000), effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.6 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed on December 29, 2004, Commission File Number 1-9172.

10.43*	Amendment No. 4, dated as of December 28, 2004, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.7 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed on December 29, 2004, Commission File Number 1-9172.

10.44*	Amendment No. 4, dated as of December 28, 2004, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) with respect to the American

Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.8 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed on December 29, 2004, Commission File Number 1-9172.

10.45*	Amendment No. 1 and Instrument of Benefit Freeze, dated as of December 28, 2004, to The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (Effective as of October 1, 2002), effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.9 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed on December 29, 2004, Commission File Number 1-9172.

21	Subsidiaries of the registrant. Omitted pursuant to General Instruction I b of Form 10-K.

24	Powers of Attorney.

(i)	A copy of a power of attorney for Owsley Brown II is attached hereto as Exhibit 24(i).

(ii)	A copy of a power of attorney for Eiichi Fujita is attached hereto as Exhibit 24(ii).

(iii)	A copy of a power of attorney for Robert M. Gates is attached hereto as Exhibit 24(iii).

(iv)	A copy of a power of attorney for Leon J. Hendrix, Jr. is attached hereto as Exhibit 24(iv).

(v)	A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24(v).

(vi)	A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24(vi).

(vii)	A copy of a power of attorney for Alfred M. Rankin, Jr. is attached hereto as Exhibit 24(vii).

(viii)	A copy of a power of attorney for Claiborne R. Rankin is attached hereto as Exhibit 24(viii).

(ix)	A copy of a power of attorney for Ian M. Ross is attached hereto as Exhibit 24(ix).

(x)	A copy of a power of attorney for Michael E. Shannon is attached hereto as Exhibit 24(x).

(xi)	A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24(xi).

(xii)	A copy of a power of attorney for David F. Taplin is attached hereto as Exhibit 24(xii).

(xiii)	A copy of a power of attorney for Frank F. Taplin is attached hereto as Exhibit 24(xiii).

(xiv)	A copy of a power of attorney for John F. Turben is attached hereto as Exhibit 24(xiv).

(xv)	A copy of a power of attorney for Eugene Wong is attached hereto as Exhibit 24(xv).

31.1	Certification of Reginald R. Eklund pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2	Certification of Michael K. Smith pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Reginald R. Eklund and Michael K. Smith

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of the Annual Report on Form 10-K.