Form 10-Q
period 2005-03-31
NMHG HOLDING CO
filed 2005-05-04
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

YES ☐ NO ☑

     At April 29, 2005, 100 common shares were outstanding.

NMHG HOLDING CO.

Part I
FINANCIAL INFORMATION

Item 1. Financial Statements

NMHG HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2005	2004
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$59.1	$97.4
Accounts receivable, net	263.5	254.6
Tax advances, NACCO Industries, Inc.	5.6	7.9
Inventories	361.0	319.6
Deferred income taxes	16.0	15.6
Prepaid expenses and other	27.0	23.2

Total Current Assets	732.2	718.3
Property, Plant and Equipment, Net	228.7	238.1
Goodwill	352.3	353.3
Other Non-current Assets	96.8	95.2

Total Assets	$1,410.0	$1,404.9

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$318.6	$303.9
Accounts payable, affiliate	25.7	25.2
Revolving credit agreements	7.6	9.2
Current maturities of long-term debt	13.4	11.8
Accrued payroll	19.6	28.2
Accrued warranty obligations	28.3	28.3
Other current liabilities	127.7	117.9

Total Current Liabilities	540.9	524.5

Long-term Debt	265.6	269.5

Other Non-current Liabilities	165.9	164.0

Minority Interest	—	0.1

Stockholder’s Equity
Common stock, par value $1 per share, 100 shares authorized; 100 shares outstanding	—	—
Capital in excess of par value	198.2	198.2
Retained earnings	248.6	248.3
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	38.0	46.1
Minimum pension liability adjustment	(47.1)	(47.1)
Deferred gain (loss) on cash flow hedging	(0.1)	1.3

	437.6	446.8

Total Liabilities and Stockholder’s Equity	$1,410.0	$1,404.9

See notes to unaudited condensed consolidated financial statements.

NMHG HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2005	2004
	(In millions)
Revenues	$583.9	$470.8
Cost of sales	503.4	396.6

Gross Profit	80.5	74.2

Selling, general and administrative expenses	74.4	65.9

Operating Profit	6.1	8.3

Other income (expense)
Interest expense	(8.3)	(8.5)
Income from unconsolidated affiliates	2.3	0.8
Other - net	0.2	(0.3)

	(5.8)	(8.0)

Income Before Income Taxes and Minority Interest Income	0.3	0.3

Income tax provision	0.1	0.1

Income Before Minority Interest Income	0.2	0.2

Minority interest income	0.1	0.3

Net Income	$0.3	$0.5

Comprehensive Income (Loss)	$(9.2)	$0.6

See notes to unaudited condensed consolidated financial statements.

NMHG HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2005	2004
	(In millions)
Operating Activities
Net income	$0.3	$0.5
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	10.8	10.7
Deferred income taxes	(2.0)	1.2
Minority interest income	(0.1)	(0.3)
Other non-cash items	0.2	1.9
Working capital changes
Affiliate receivable/ payable	4.8	11.8
Accounts receivable	(12.9)	6.2
Inventories	(47.3)	(30.6)
Other current assets	(7.4)	(11.2)
Accounts payable and other liabilities	26.1	34.1

Net cash provided by (used for) operating activities	(27.5)	24.3

Investing Activities
Expenditures for property, plant and equipment	(8.6)	(7.0)
Proceeds from the sale of assets	2.5	3.9

Net cash used for investing activities	(6.1)	(3.1)

Financing Activities
Additions to long-term debt and revolving credit agreements	3.3	7.7
Reductions of long-term debt and revolving credit agreements	(6.0)	(38.5)

Net cash used for financing activities	(2.7)	(30.8)

Effect of exchange rate changes on cash	(2.0)	(2.9)

Cash and Cash Equivalents
Decrease for the period	(38.3)	(12.5)
Balance at the beginning of the period	97.4	61.3

Balance at the end of the period	$59.1	$48.8

See notes to unaudited condensed consolidated financial statements.

NMHG HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	THREE MONTHS ENDED
	MARCH 31
	2005	2004
	(In millions)
Common Stock	$—	$—

Capital in Excess of Par Value	198.2	198.2

Retained Earnings
Beginning balance	248.3	238.2
Net income	0.3	0.5

	248.6	238.7

Accumulated Other Comprehensive Income (Loss)
Beginning balance	0.3	(11.6)
Foreign currency translation adjustment	(8.1)	0.7
Reclassification of hedging activity into earnings	(0.3)	(1.1)
Current period cash flow hedging activity	(1.1)	0.5

	(9.2)	(11.5)

Total Stockholder’s Equity	$437.6	$425.4

See notes to unaudited condensed consolidated financial statements.

NMHG HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Tabular Amounts in Millions, Except Percentage Data)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of NMHG Holding Co., a Delaware corporation ( “NMHG” or the “Company”). NMHG Holding is a wholly owned subsidiary of NACCO Industries, Inc. (“NACCO”). The Company’s subsidiaries operate in the lift truck industry.

NMHG designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. The Company manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster® and Yale® lift trucks and related service parts by wholly owned retail dealerships and rental companies.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2005 and the results of its operations for the three months ended March 31, 2005 and 2004 and the results of its cash flows and changes in stockholder’s equity for the three months ended March 31, 2005 and 2004 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 15, 2005. All significant intercompany accounts and transactions among the consolidated companies are eliminated in consolidation.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2 – Recently Issued Accounting Standards

FIN No. 47: In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations”, an Interpretation of FASB Statement No. 143, which clarifies that the term, conditional asset retirement obligation, as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN No. 47 requires that the uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN No. 47 to have a material impact on the Company’s financial position or results of operations.

Note 3 - Restructuring

The changes to the Company’s restructuring accruals since December 31, 2004 are as follows:

		Lease
	Severance	Impairment	Other	Total
NMHG Wholesale
Balance at December 31, 2004	$4.2	$—	$0.1	$4.3
Foreign currency effect	(0.3)	—	—	(0.3)
Payments	(0.1)	—	(0.1)	(0.2)

Balance at March 31, 2005	$3.8	$—	$—	$3.8

NMHG Retail
Balance at December 31, 2004	$—	$0.2	$—	$0.2
Foreign currency effect and payments	—	—	—	—

Balance at March 31, 2005	$—	$0.2	$—	$0.2

2002 Restructuring Program

As announced in December 2002, NMHG Wholesale has phased out its Lenoir, North Carolina lift truck component facility and is restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million in 2002. Of this amount, $3.8 million related to a non-cash asset impairment charge for building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets; and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments of $0.1 million were made to approximately 6 employees during the first quarter of 2005. Payments are expected to continue through 2006. The final $0.1 million for post-employment medical benefits was paid during the first quarter of 2005 and is included in the table above under “Other.”

Additional restructuring related costs, primarily related to manufacturing inefficiencies, which were not eligible for accrual as of December 31, 2002, were $1.1 million and $2.2 million in the first quarter of 2005 and 2004, respectively. The $1.1 million additional costs incurred during the first quarter of 2005 are classified as Cost of sales in the Unaudited Condensed Consolidated Statement of Operations. Of the $2.2 million additional costs incurred during the first quarter of 2004, $2.1 million is classified as Cost of sales and $0.1 million is classified as Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statement of Operations.

2001 Restructuring Program

NMHG Retail recognized a restructuring charge of approximately $4.7 million in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. Final severance payments were made during 2004. No lease payments were made during the first quarter of 2005.

Note 4 - Inventories

Inventories are summarized as follows:

	MARCH 31	DECEMBER 31
	2005	2004
Manufactured inventories:
Finished goods and service parts	$166.5	$146.0
Raw materials and work in process	202.2	174.2

Total manufactured inventories	368.7	320.2

Retail inventories:	30.2	29.9

Total inventories at FIFO	398.9	350.1

LIFO reserve	(37.9)	(30.5)

	$361.0	$319.6

The cost of certain manufactured and retail inventories has been determined using the LIFO method. At March 31, 2005 and December 31, 2004, 62% of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.

Note 5 – Equity Investments

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

The Company’s percentage share of the net income or loss from its equity investments in NFS and SN are reported on the line Income from unconsolidated affiliates in the Other income (expense) portion of the Unaudited Condensed Consolidated Statements of Operations.

Summarized financial information for these equity investments is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2005	2004
Revenues	$76.7	$68.3
Gross Profit	$25.5	$23.6
Income from continuing operations	$5.3	$3.8
Net Income	$5.3	$3.8

Note 6 - Guarantees and Contingencies

Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-

party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at March 31, 2005 and December 31, 2004 were $202.6 million and $203.7 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and have been reserved for in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at March 31, 2005 was approximately $244.5 million, based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks.

NMHG has a 20% ownership interest in NFS, a joint venture with GECC, formed primarily for the purpose of providing financial services to Hyster® and Yale® lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of the customer or concentration issues within GECC necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At March 31, 2005, $164.9 million of the $202.6 million of guarantees discussed above related to transactions with NFS. In addition, in connection with the current joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At March 31, 2005, the amount of NFS’ debt guaranteed by NMHG was $123.5 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. For the new 1 to 8 ton trucks, NMHG provides an extended powertrain warranty of two years or 2,000 hours as part of the standard warranty. In addition, NMHG sells extended warranty agreements, which provide additional warranty up to three to five years or up to 3,600 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs are incurred to perform under the warranty contracts, in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim. The Company also maintains a quality enhancement program under which it provides for specifically identified field product improvements in its warranty obligation. Accruals under this program are determined based on estimates of the potential number of claims to be processed and the cost of processing those claims. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s current and long-term warranty obligations, including deferred revenue on extended warranty contracts are as follows:

2005
Balance at the beginning of the year	$40.5
Warranties issued	7.7
Settlements made	(7.9)
Foreign currency effect	(0.1)

Balance at March 31	$40.2

Note 7 – Retirement Benefit Plans

The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. The Company’s policy is to make contributions to fund these plans within the range allowed by applicable regulations. Plan assets consist primarily of publicly traded stocks, investment contracts and government and corporate bonds.

In 1996, pension benefits were frozen for employees covered under NMHG’s U.S. plans, except for those employees participating in collective bargaining agreements. As a result, in the United States only certain NMHG employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees, including those whose pension benefits were frozen, will receive retirement benefits under defined contribution retirement plans.

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute approximately $4.1 million and $5.6 million to its U.S. and non-U.S. pension plans, respectively, in 2005. The Company now expects to contribute approximately $4.1 million and $4.6 million to its U.S. and non-U.S. pension plans, respectively, in 2005. For the three months ended March 31, 2005, the Company contributed $0.8 million to its U.S. pension plans and $0.8 million to its non-U.S. pension plans.

The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. The plans have no assets. Under the Company’s current policy, plan benefits are funded at the time they are due to participants.

The Company adopted FASB Staff Position (“FSP”) Nos. FAS 106-1 and FAS 106-2 both titled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” at its September 30, 2004 measurement date. The adoption of FSP Nos. FAS 106-1 and FAS 106-2 did not have a significant impact on the Company’s financial position or results of operations.

The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2005	2004
U.S. Pension
Service cost	$0.1	$0.1
Interest cost	1.1	1.0
Expected return on plan assets	(1.1)	(1.1)
Net amortization	—	0.1
Recognized actuarial gain (loss)	0.5	0.2

Total	$0.6	$0.3

Non-U.S. Pension
Service cost	$0.7	$0.7
Interest cost	1.6	1.3
Expected return on plan assets	(1.7)	(1.7)
Employee contributions	(0.2)	(0.1)
Net amortization	(0.1)	—
Recognized actuarial gain (loss)	1.0	0.5

Total	$1.3	$0.7

Post-retirement
Interest cost	$0.1	$0.2

Total	$0.1	$0.2

Note 8 – Unaudited Condensed Consolidating Guarantor and Non-Guarantor Financial Information

The following tables set forth the Unaudited Condensed Consolidating Balance Sheets as of March 31, 2005 and December 31, 2004, the Unaudited Condensed Consolidating Statements of Operations for the three months ended March 31, 2005 and 2004 and the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004. The following information is included as a result of the guarantee of the Parent Company’s Senior Notes by each of NMHG’s wholly owned U.S. subsidiaries (“Guarantor Companies”). None of the Company’s other subsidiaries has guaranteed the Senior Notes. Each of the guarantees is joint and several and full and unconditional. “NMHG Holding” includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AT MARCH 31, 2005

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Cash and cash equivalents	$—	$24.8	$34.3	$—	$59.1
Accounts and notes receivable, net	10.1	114.5	256.1	(117.2)	263.5
Inventories	—	189.3	171.7	—	361.0
Other current assets	—	55.0	48.4	(54.8)	48.6

Total current assets	10.1	383.6	510.5	(172.0)	732.2

Property, plant and equipment, net	—	133.3	95.4	—	228.7
Goodwill	—	307.3	45.0	—	352.3
Other non-current assets	684.9	356.1	29.6	(973.8)	96.8

Total assets	$695.0	$1,180.3	$680.5	$(1,145.8)	$1,410.0

Accounts payable	$—	$236.1	$211.9	$(103.7)	$344.3
Other current liabilities	9.5	125.6	114.5	(60.6)	189.0
Revolving credit agreements	—	—	7.6	—	7.6

Total current liabilities	9.5	361.7	334.0	(164.3)	540.9

Long-term debt	247.9	273.2	49.1	(304.6)	265.6
Other non-current liabilities	—	126.1	60.3	(20.5)	165.9

Stockholder’s equity	437.6	419.3	237.1	(656.4)	437.6

Total liabilities and stockholder’s equity	$695.0	$1,180.3	$680.5	$(1,145.8)	$1,410.0

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AT DECEMBER 31, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Cash and cash equivalents	$—	$39.6	$57.8	$—	$97.4
Accounts and notes receivable, net	6.6	95.9	258.6	(106.5)	254.6
Inventories	—	168.0	151.6	—	319.6
Other current assets	2.3	55.9	19.7	(31.2)	46.7

Total current assets	8.9	359.4	487.7	(137.7)	718.3

Property, plant and equipment, net	—	134.2	103.9	—	238.1
Goodwill	—	307.2	46.1	—	353.3
Other non-current assets	689.0	356.9	29.2	(979.9)	95.2

Total assets	$697.9	$1,157.7	$666.9	$(1,117.6)	$1,404.9

Accounts payable	$—	$231.6	$193.6	$(96.1)	$329.1
Other current liabilities	3.3	105.7	112.9	(35.7)	186.2
Revolving credit agreements	—	—	9.2	—	9.2

Total current liabilities	3.3	337.3	315.7	(131.8)	524.5

Long-term debt	247.8	270.7	53.7	(302.7)	269.5
Other non-current liabilities	—	123.4	61.1	(20.4)	164.1

Stockholder’s equity	446.8	426.3	236.4	(662.7)	446.8

Total liabilities and stockholder’s equity	$697.9	$1,157.7	$666.9	$(1,117.6)	$1,404.9

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$357.1	$321.0	$(94.2)	$583.9

Cost of sales	—	317.3	280.3	(94.2)	503.4

Selling, general and administrative expenses	—	37.9	36.5	—	74.4

Operating profit	—	1.9	4.2	—	6.1

Interest expense	—	(6.3)	(2.0)	—	(8.3)
Income from unconsolidated affiliates	0.3	4.3	—	(2.3)	2.3
Other income (expense)	—	0.6	(0.4)	—	0.2

Income before income taxes and minority interest	0.3	0.5	1.8	(2.3)	0.3

Income tax provision (benefit)	—	0.2	(0.1)	—	0.1

Income before minority interest	0.3	0.3	1.9	(2.3)	0.2

Minority interest income	—	—	0.1	—	0.1

Net income	$0.3	$0.3	$2.0	$(2.3)	$0.3

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$269.5	$273.0	$(71.7)	$470.8

Cost of sales	—	235.4	232.9	(71.7)	396.6
Selling, general and administrative expenses	—	31.1	34.8	—	65.9

Operating profit	—	3.0	5.3	—	8.3

Interest expense	—	(6.8)	(1.7)	—	(8.5)
Income from unconsolidated affiliates	0.5	3.3	—	(3.0)	0.8
Other income	—	0.1	(0.4)	—	(0.3)

Income (loss) before income taxes and minority interest income	0.5	(0.4)	3.2	(3.0)	0.3

Income tax provision (benefit)	—	(0.9)	1.0	—	0.1

Income before minority interest income	0.5	0.5	2.2	(3.0)	0.2

Minority interest income	—	—	0.3	—	0.3

Net income	$0.5	$0.5	$2.5	$(3.0)	$0.5

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$—	$(30.7)	$3.2	$—	$(27.5)

Investing activities
Expenditures for property, plant and equipment	—	(5.5)	(3.1)	—	(8.6)
Proceeds from the sale of assets	—	—	2.5	—	2.5
Other	—	(4.4)	—	4.4	—

Net cash used for investing activities	—	(9.9)	(0.6)	4.4	(6.1)

Financing activities
Net reductions to long-term debt and revolving credit agreements	—	(0.4)	(2.3)	—	(2.7)
Notes receivable/payable, affiliates	—	26.2	(26.2)	—	—
Other - net	—	—	4.4	(4.4)	—

Net cash provided for (used for) financing activities	—	25.8	(24.1)	(4.4)	(2.7)

Effect of exchange rate changes on cash	—	—	(2.0)	—	(2.0)

Cash and cash equivalents
Decrease for the period	—	(14.8)	(23.5)	—	(38.3)
Balance at beginning of the period	—	39.6	57.8	—	97.4

Balance at the end of the period	$—	$24.8	$34.3	$—	$59.1

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$—	$35.9	$(11.8)	$0.2	$24.3

Investing activities
Expenditures for property, plant and equipment	—	(3.8)	(3.2)	—	(7.0)
Proceeds from the sale of assets	—	0.5	3.4	—	3.9

Net cash provided by (used for) investing activities	—	(3.3)	0.2	—	(3.1)

Financing activities
Net additions to long-term debt and revolving credit agreements	—	1.9	5.8	—	7.7
Reductions of long-term debt and revolving credit agreements	—	(20.4)	(18.1)	—	(38.5)
Notes receivable/payable, affiliates	—	(13.2)	13.4	(0.2)	—

Net cash provided by (used for) financing activities	—	(31.7)	1.1	(0.2)	(30.8)

Effect of exchange rate changes on cash	—	—	(2.9)	—	(2.9)

Cash and cash equivalents
Increase (decrease) for the period	—	0.9	(13.4)	—	(12.5)
Balance at beginning of the period	—	15.4	45.9	—	61.3

Balance at the end of the period	$—	$16.3	$32.5	$—	$48.8

Note 9 – Segment Information

Financial information for each of the Company’s reportable segments, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is presented in the following table.

NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues, which are based on current market prices on similar third-party transactions, are indicated in the following table on the line “NMHG Eliminations” in the revenues section. Other intersegment transactions are recognized based on similar third-party transactions; that is, at current market prices.

	THREE MONTHS ENDED
	MARCH 31
	2005	2004
REVENUES FROM EXTERNAL CUSTOMERS
NMHG Wholesale	$536.2	$421.3
NMHG Retail	67.7	67.6
Eliminations	(20.0)	(18.1)

	$583.9	$470.8

GROSS PROFIT
NMHG Wholesale	$69.5	$62.9
NMHG Retail	11.0	11.6
Eliminations	—	(0.3)

	$80.5	$74.2

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
NMHG Wholesale	$60.6	$53.2
NMHG Retail	13.8	12.9
Eliminations	—	(0.2)

	$74.4	$65.9

OPERATING PROFIT (LOSS)
NMHG Wholesale	$8.9	$9.7
NMHG Retail	(2.8)	(1.3)
Eliminations	—	(0.1)

	$6.1	$8.3

INTEREST EXPENSE
NMHG Wholesale	$(7.0)	$(6.9)
NMHG Retail	(1.1)	(1.2)
Eliminations	(0.2)	(0.4)

	$(8.3)	$(8.5)

INTEREST INCOME
NMHG Wholesale	$0.8	$0.2
NMHG Retail	0.1	—

	$0.9	$0.2

	THREE MONTHS ENDED
	MARCH 31
	2005	2004
OTHER - NET, INCOME (EXPENSE)
NMHG Wholesale	$1.6	$0.3
NMHG Retail	0.1	—
Eliminations	(0.1)	—

	$1.6	$0.3

INCOME TAX PROVISION (BENEFIT)
NMHG Wholesale	$1.6	$1.1
NMHG Retail	(0.2)	(0.8)
Eliminations	(1.3)	(0.2)

	$0.1	$0.1

NET INCOME (LOSS)
NMHG Wholesale	$2.8	$2.5
NMHG Retail	(3.5)	(1.7)
Eliminations	1.0	(0.3)

	$0.3	$0.5

DEPRECIATION AND AMORTIZATION EXPENSE
NMHG Wholesale	$6.9	$6.7
NMHG Retail	3.9	4.0

	$10.8	$10.7

CAPITAL EXPENDITURES
NMHG Wholesale	$7.6	$6.8
NMHG Retail	1.0	0.2

	$8.6	$7.0

	MARCH 31	DECEMBER 31
	2005	2004
TOTAL ASSETS
NMHG Wholesale	$1,322.4	$1,307.4
NMHG Retail	164.5	170.6
Eliminations	(76.9)	(73.1)

	$1,410.0	$1,404.9

NACCO typically charges fees to its operating subsidiaries, including NMHG. The amount charged to NMHG for the three months ended March 31, 2005 was $2.3 million. No amount was charged for the three months ended March 31, 2004. These amounts are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Percentage Data)

NMHG Holding Co. (“NMHG” or the “Company”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster® and Yale® lift trucks and related service parts by wholly owned retail dealerships and rental companies. NMHG Retail includes the elimination of intercompany revenues and profits resulting from sales by NMHG Wholesale to NMHG Retail.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of the Company’s Critical Accounting Policies and Estimates as disclosed on pages 9 through 11 in the Company’s Form 10-K for the year ended December 31, 2004.

FINANCIAL REVIEW

The segment and geographic results of operations for NMHG were as follows for the three months ended March 31:

	2005	2004
Revenues
Wholesale
Americas	$354.3	$264.9
Europe, Africa and Middle East	148.3	128.2
Asia-Pacific	33.6	28.2

	536.2	421.3

Retail (net of eliminations)
Europe, Africa and Middle East	21.2	21.6
Asia-Pacific	26.5	27.9

	47.7	49.5

NMHG Consolidated	$583.9	$470.8

Operating profit (loss)
Wholesale
Americas	$5.1	$7.0
Europe, Africa and Middle East	4.0	1.8
Asia-Pacific	(0.2)	0.9

	8.9	9.7

Retail (net of eliminations)
Europe, Africa and Middle East	(0.8)	(0.8)
Asia-Pacific	(2.0)	(0.6)

	(2.8)	(1.4)

NMHG Consolidated	$6.1	$8.3

	2005	2004
Interest expense
Wholesale	$(7.0)	$(6.9)
Retail (net of eliminations)	(1.3)	(1.6)

NMHG Consolidated	$(8.3)	$(8.5)

Other income (expense), net
Wholesale	$2.4	$0.5
Retail (net of eliminations)	0.1	—

NMHG Consolidated	$2.5	$0.5

Net income (loss)
Wholesale	$2.8	$2.5
Retail (net of eliminations)	(2.5)	(2.0)

NMHG Consolidated	$0.3	$0.5

Effective income tax rate
Wholesale	37.2%	33.3%
Retail (net of eliminations)	37.5%	33.3%
NMHG Consolidated	33.3%	33.3%

First Quarter of 2005 Compared with First Quarter of 2004

NMHG Wholesale

The following table identifies the components of the changes in revenues for the first quarter of 2005 compared with the first quarter of 2004:

Revenues
2004	$421.3

Increase in 2005 from:
Unit volume	45.0
Unit product mix	42.1
Unit price	10.8
Foreign currency	9.9
Parts	7.1

2005	$536.2

Revenues increased $114.9 million, or 27.3%, to $536.2 million in the first quarter of 2005, primarily due to improved unit volume and unit product mix, mainly in the Americas. Worldwide unit shipments increased 13.0% to 19,909 units in the first quarter of 2005 from 17,624 units in 2004, primarily due to an increase in unit shipments of 2,084 units, or 18.9%, in the Americas. The increase in product mix was primarily a result of a shift in sales to higher-priced lift trucks in all markets. Also contributing to the increase in revenues were price increases in the Americas and Europe and the favorable impact of the translation of sales in foreign currencies to U.S. dollars, primarily in Europe and an increase in parts volume.

The following table identifies the components of the changes in operating profit for the first quarter of 2005 compared with the first quarter of 2004:

Operating
Profit
2004	$9.7

Increase (decrease) in 2005 from:
Cost of sales	10.8
NACCO Fee	(2.3)
Other selling, general and administrative expenses	(4.1)
Foreign currency	(5.2)

2005	$8.9

NMHG Wholesale’s operating profit decreased 8.2% to $8.9 million in the first quarter of 2005 compared with $9.7 million in the first quarter of 2004. Operating profit decreased despite the increase in revenues primarily due to a $22.2 million increase in material costs, mainly due to higher commodity costs for steel in the Americas and Europe. As this trend became apparent during 2004, NMHG implemented price increases intended to help offset these material cost increases. Unit margins increased $10.8 million due to increases in price, which partially offset the increases in material costs. These increased material costs were also partially offset by the favorable impact of higher unit volume and product mix on revenues as discussed above, as well as lower restructuring related expenses and lower warranty costs. Also contributing to the decline in operating profit was the net negative impact of foreign currencies, primarily in the Americas, as a result of units and components imported into the United States from Europe and the weakening of the U.S. dollar against the euro and the British pound sterling. Additionally, selling, general and administrative expenses increased primarily due to an increase in research and development expenses and marketing expenses for the Company’s new series of 1 to 8 ton internal combustion engine lift trucks and an increase in employee-related expenses. Operating profit was also unfavorably affected by the reinstatement of the NACCO fees in the first quarter of 2005 compared with the first quarter of 2004.

Net income increased $0.3 million to $2.8 million in the first quarter of 2005 compared with $2.5 million in the first quarter of 2004, as the impact of the decrease in operating profit was more than offset by an increase in Other income (expense), net, primarily due to an increase in Income from unconsolidated affiliates of $1.5 million, mainly due to improved earnings of Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a 50%-owned joint venture in Japan accounted for under the equity method. Also contributing to the increase was an increase in interest income as a result of additional funds available to invest.

Backlog

The worldwide backlog level was 27,500 units at March 31, 2005 compared with 24,500 units at March 31, 2004 and 25,700 units at December 31, 2004. The increase over the prior year backlog was primarily due to increased demand for lift trucks in the Americas and Europe.

NMHG Retail (net of eliminations)

The following table identifies the components of the changes in revenues for the first quarter of 2005 compared with the first quarter of 2004:

Revenues
2004	$49.5

Increase (decrease) in 2005 from:
Europe	(1.8)
Foreign currency	2.8
Eliminations	(2.8)

2005	$47.7

Revenues decreased 3.6% to $47.7 million for the quarter ended March 31, 2005 compared with $49.5 million in the quarter ended March 31, 2004. The decrease was primarily due to an increase in eliminations as a result of an increase in intercompany sales between NMHG Wholesale and NMHG Retail. The decrease in revenues in Europe was due in part to the sale of NMHG Retail’s last wholly owned German dealership in January 2005, which caused a reduction in revenue of $0.9 million in the first quarter of 2005 compared with the first quarter of 2004. Also, contributing to the decrease in Europe were lower revenues from unit sales and rentals. In Asia-Pacific, revenues were substantially unchanged as increases in units sales were offset by lower rental revenues. The negative impact of the increase in eliminations and decrease in revenues in Europe was partially offset by the favorable impact of translating sales in foreign currencies to U.S. dollars as a result of the weaker U.S. dollar in the first quarter of 2005 compared with the first quarter of 2004.

The following table identifies the components of the changes in operating loss for the first quarter of 2005 compared with the first quarter of 2004:

Operating
Loss
2004	$(1.4)

Increase (decrease) in 2005 from:
Europe	(0.2)
Asia-Pacific	(1.2)
Foreign currency	(0.1)
Eliminations	0.1

2005	$(2.8)

NMHG Retail’s operating loss increased $1.4 million to $2.8 million in the first quarter of 2005. The increase was primarily due to increased costs resulting in reduced margins on new trucks in Asia-Pacific. Also contributing to the increase were lower margins on service revenue in Europe.

NMHG Retail’s net loss increased $0.5 million to $2.5 million in the first quarter of 2005 as compared with $2.0 million in the first quarter of 2004, due to the factors affecting operating loss, partially offset by lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2005	2004	Change
Operating activities:

Net income	$0.3	$0.5	$(0.2)
Depreciation and amortization	10.8	10.7	0.1
Other	(1.9)	2.8	(4.7)
Working capital changes
Accounts receivable	(12.9)	6.2	(19.1)
Inventories	(47.3)	(30.6)	(16.7)
Accounts payable	20.9	41.2	(20.3)
Other	2.6	(6.5)	9.1

Net cash provided by (used for) operating activities	(27.5)	24.3	(51.8)

Investing activities:

Expenditures for property, plant and equipment	(8.6)	(7.0)	(1.6)
Proceeds from the sale of assets	2.5	3.9	(1.4)

Net cash used for investing activities	(6.1)	(3.1)	(3.0)

Cash flow before financing activities	$(33.6)	$21.2	$(54.8)

Operating cash flow decreased $51.8 million primarily due to the unfavorable impact of working capital which was negatively affected by changes in accounts payable, accounts receivable and inventories. The changes in accounts payable and accounts receivable were primarily due to timing differences of payments and receipts as well as an increase in revenue. The increase in inventories was primarily due to the timing of shipments and the building of inventory in anticipation of the rearrangement of production lines later in 2005 as the Company shifts to the production of new products.

Cash used for investing activities increased $3.0 million due to an increase in spending on property, plant and equipment and a decrease in the proceeds from the sale of assets. The increase in capital expenditures was primarily due to an increase in spending for production capacity and tooling related to the production of the new 1 to 8 ton lift trucks and an increase in purchases of rental equipment. The decrease in proceeds from the sale of assets was primarily due to a decrease in the sales of retail rental equipment in Asia-Pacific.

	2005	2004	Change
Financing activities:

Net reduction of long-term debt and revolving credit agreements	$(2.7)	$(30.8)	$28.1

Net cash used for financing activities	$(2.7)	$(30.8)	$28.1

Net cash used for financing activities decreased $28.1 million in the first quarter of 2005 compared with the first quarter of 2004 primarily due to a decrease in repayments of external debt in 2005. In the first quarter of 2004, NMHG Wholesale used available cash to loan to NMHG Retail to minimize its outstanding external debt.

Financing Activities

NMHG has a $135.0 million secured, floating-rate revolving credit facility that expires in May 2007. The maximum availability under the revolving credit facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the revolving credit facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the facility. At March 31, 2005, the borrowing base under the revolving credit facility was $92.3 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There were no borrowings outstanding under this facility at March 31, 2005.

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

In addition to the amount outstanding under the Senior Notes, NMHG had borrowings of approximately $25.0 million at March 31, 2005 under various working capital facilities.

Both the revolving credit facility and terms of the Senior Notes include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. The revolving credit facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At March 31, 2005, the Company was in compliance with all of its debt covenants.

NMHG believes that funds available under the revolving credit facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of NMHG’s revolving credit facility in May 2007.

Contractual Obligations, Contingent Liabilities and Commitments

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that NMHG expected to contribute approximately $5.6 million to its non-U.S. pension plans in 2005. NMHG now expects to contribute approximately $4.6 million to its non-U.S. pension plans in 2005.

Since December 31, 2004, there have been no other significant changes in the total amount of NMHG’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2004.

Capital Expenditures

Expenditures for property, plant and equipment were $7.6 million for NMHG Wholesale and $1.0 million for NMHG Retail during the first three months of 2005. These capital expenditures included tooling for new products, plant improvements, machinery, equipment and lease and rental fleet. It is estimated that capital expenditures will be approximately $37.2 million for NMHG Wholesale and $2.0 million for NMHG Retail for the remainder of 2005. Planned expenditures for the remainder of 2005 include tooling related to the ongoing launch of the new 1 to 8 ton internal combustion engine lift trucks, investments in manufacturing equipment, plant improvements and rental fleet additions. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.

Capital Structure

NMHG’s capital structure is presented below:

	March 31	December 31
	2005	2004	Change
Total net tangible assets	$370.5	$382.6	$(12.1)
Goodwill and other intangibles	353.7	354.8	(1.1)

Net assets	724.2	737.4	(13.2)
Debt	(286.6)	(290.5)	3.9
Minority interest	—	(0.1)	0.1

Stockholder’s equity	$437.6	$446.8	$(9.2)

Debt to total capitalization	40%	39%	1%

The decrease in total net tangible assets was primarily due to a $38.3 million decrease in cash and a $15.5 million increase in accounts payable partially offset by a $41.4 million increase in inventory. The decrease in cash and increase in accounts payable was primarily due to the build-up of inventory in anticipation of the launch of the new 1 to 8 ton product line and timing of shipments. Debt decreased $3.9 million as the Company paid down capital lease obligations and revolving credit balances.

Stockholder’s equity decreased $9.2 million in the first quarter of 2005 as a result of a $9.5 million decrease in accumulated other comprehensive income (loss), offset by $0.3 million of net income in the first quarter of 2005. The change in accumulated other comprehensive income (loss) was due to an $8.1 million unfavorable change in the foreign currency translation adjustment and a $1.4 million loss on deferred cash flow hedges.

RELATED PARTY TRANSACTIONS

NACCO typically charges its operating subsidiaries for services provided by its corporate headquarters. NACCO charged fees of $2.3 million during the three months ended March 31, 2005, which were included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations. No such fees were charged to NMHG in the first three months of 2004.

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

OUTLOOK

NMHG Wholesale

Global lift truck markets continued to grow in the first quarter of 2005. NMHG Wholesale is hopeful that these increased levels will be sustained and continue to improve going forward. The company expects stronger lift truck markets in 2005 in the Americas and Asia-Pacific and relatively flat lift truck markets in Europe compared with prior periods. While first quarter backlog rose significantly compared with a year ago and orders are anticipated to remain strong, NMHG Wholesale anticipates that its unit shipment levels for 2005 will increase at controlled rates to accommodate the phase in of newly designed products. Nevertheless, NMHG Wholesale expects to continue to have increased volumes in 2005 in comparison with 2004 levels.

Despite the stronger lift truck markets, NMHG Wholesale expects 2005 to be challenging as the company works to moderate the effect of increases in material costs, which are largely related to supplier price increases for steel. Price increases implemented by NMHG Wholesale during 2004 are expected to continue to help partially offset the effect of the increased material costs, although the company does not anticipate full cost recovery in 2005. Further, the company continues on a regular basis to monitor changes in material costs, which appear to have begun to trend down from the peak levels at the end of 2004, and to evaluate the need and potential for future price increases. In addition, since past currency movements are expected to continue to affect current operations, NMHG Wholesale is actively analyzing moving the sourcing of components from British pound sterling and euro areas into U.S. dollar and low cost areas on the assumption that currencies are likely to stay at levels that are disadvantageous to NMHG Wholesale’s current sourcing pattern.

NMHG Wholesale is currently completing several significant program initiatives that will benefit the company long-term but near-term are expected to increase costs and inefficiencies, especially in the remainder of 2005. These additional programs relate to NMHG Wholesale’s new product development and manufacturing restructuring activities. NMHG Wholesale introduced the first of the new 1 to 8 ton internal combustion engine lift trucks in the first quarter of 2005, with expected introduction of all of these products by the first quarter of 2007. Product development and product introduction costs related to these new product development programs are expected to continue at current high levels through 2005, as the introduction of the new lift trucks continues on schedule with the launches of the 2 to 3 ton pneumatic lift truck and the 1 to 2 ton cushion and pneumatic lift trucks in the third quarter of 2005. At the same time, the associated costs attributable to start-up inefficiencies and the ongoing manufacturing restructuring program are expected to continue as some production moves to different facilities. The introduction of these new products will continue to put pressure on earnings in the second and third quarters of 2005. This pressure should be significantly alleviated by the end of 2005 as the assembly lines move into full production of this first wave of new products. NMHG Wholesale expects to complete the majority of the rearrangement of the layout of its assembly lines in the Americas by mid-2005 with a consequent reduction in manufacturing costs and an improvement in productivity in 2006.

While the introduction of additional 1 to 8 ton products, as well as certain other programs, including the final changes in European production locations, are expected to continue to affect operating results unfavorably in 2006, the benefits from the increasing effect of its pricing and other programs and expense reduction efforts already implemented are expected to provide significant benefits in 2006. Overall, NMHG Wholesale’s various long-term programs, particularly significant new product development programs, are expected to enhance profitability and generate growth increasingly as they mature in the 2006 to 2008 period.

NMHG Retail

In 2005, NMHG Retail expects to continue its programs to improve the performance of its wholly owned dealerships in order to meet its longer-term objective of achieving at least break-even results while building market position. However, restructuring and improvement programs will continue in 2005 without achieving the full benefit of those programs until future years.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to the Company’s operations include, without limitation:

(1) changes in demand for lift trucks and related aftermarket parts and service on a worldwide basis, especially in the U.S. where the Company derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or changes in costs of raw materials or sourced products and labor, (4) customer acceptance of, changes in the prices of, or delays in the development of new products, (5) delays in manufacturing and delivery schedules, (6) changes in suppliers, (7) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (8) product liability or other litigation, warranty claims or returns of products, (9) delays in or increased costs of restructuring programs, (10) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement initiatives, (11) acquisitions and/or dispositions of dealerships by NMHG and (12) changes mandated by federal and state regulation including health, safety or environmental legislation.

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

Changes in internal control over financial reporting: During the first quarter of 2005 and subsequent to the date of their evaluation, there have been no material changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

            None

Item 5. Other Information

            None

Item 6. Exhibits

           See Exhibit Index on page 30 of this quarterly report on Form 10-Q.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMHG Holding Co.

(Registrant)

Date May 4, 2005	/s/ Michael K. Smith

Michael K. Smith
Vice President Finance & Information Systems,
and Chief Financial Officer
(Authorized Officer and Principal
Financial and Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1	NACCO Materials Handling Group, Inc. 2005 Annual Incentive Compensation Plan, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.3 of the NACCO Industries, Inc.’s Current Report on Form 8-K, filed by the Company on April 1, 2005, Commission File Number 001-09172.

10.2	Letter Agreement between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation, dated March 28, 2005, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed by the Company on April 1, 2005, Commission File Number 001-09172.

31(i)(1)	Certification of Reginald R. Eklund pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(i)(2)	Certification of Michael K. Smith pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Reginald R. Eklund and Michael K. Smith

*Numbered in accordance with Item 601 of Regulation S-K.