Form 10-K/A
period 2004-12-31
NMHG HOLDING CO
filed 2005-07-05
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

AMENDMENT No. 1

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

EXPLANATORY NOTE

This amendment to the annual report on Form 10-K for the fiscal year ended December 31, 2004 is being filed to include in Part IV, Item 15, which includes the financial statements with respect to Sumitomo-NACCO Materials Handling Group, Ltd. and NMHG Financial Services, Inc. filed as Exhibits 99.1 and 99.2, which were omitted from the annual report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in this Amendment No. 1.

This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing the
Form 10-K for the year ended December 31, 2004.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) The response to Item 15(a)(1) and (2) is set forth on page F-2 of this Amendment No. 1 to the Annual Report on Form 10-K.

(a) (3) Listing of Exhibits — See the exhibit index beginning at page X-1 of this Amendment No. 1 to the Annual Report on Form 10-K.

(b) The response to Item 15(b) is set forth beginning at page X-1 of this Amendment No. 1 to the Annual Report on Form 10-K.

(c) Financial Statement Schedules — The response to Item 15(c) is set forth on page F-47 as well as Exhibits 99.1 and 99.2 of this Amendment No. 1 to the Annual Report on Form 10-K. Exhibits 99.1 and 99.2 present the separate financial statements and notes thereto for Sumitomo-NACCO Materials Handling Group, Ltd. and NMHG Financial Services, Inc. as required in accordance with Rule 3-09 of Regulation S-X.

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

July 1, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Reginald R. Eklund	President and Chief Executive	July 1, 2005
Reginald R. Eklund	Officer (principal executive officer), Director

/s/ Michael K. Smith	Vice President, Finance and	July 1, 2005
Michael K. Smith	Information Systems, and Chief Financial Officer (principal financial and accounting officer)

* Owsley Brown II	Director	July 1, 2005
Owsley Brown II

* Eiichi Fujita	Director	July 1, 2005
Eiichi Fujita

* Robert M. Gates	Director	July 1, 2005
Robert M. Gates

* Leon J. Hendrix, Jr.	Director	July 1, 2005
Leon J. Hendrix, Jr.

* Dennis W. LaBarre	Director	July 1, 2005
Dennis W. LaBarre

* Richard de J. Osborne	Director	July 1, 2005
Richard de J. Osborne

* Alfred M. Rankin, Jr.	Director	July 1, 2005
Alfred M. Rankin, Jr.

* Claiborne R. Rankin	Director	July 1, 2005
Claiborne R. Rankin

* Ian M. Ross	Director	July 1, 2005
Ian M. Ross

* Michael E. Shannon	Director	July 1, 2005
Michael E. Shannon

* Britton T. Taplin	Director	July 1, 2005
Britton T. Taplin

* David F. Taplin	Director	July 1, 2005
David F. Taplin

* Frank F. Taplin	Director	July 1, 2005
Frank F. Taplin

* John F. Turben	Director	July 1, 2005
John F. Turben

* Eugene Wong	Director	July 1, 2005
Eugene Wong

*Michael K. Smith, by signing his name hereto, does hereby sign this Amendment No. 1 to the Annual Report on Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Michael K. Smith	July 1, 2005
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

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(c)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED DECEMBER 31, 2004

NMHG HOLDING CO.

PORTLAND, OREGON

AMENDMENT NO. 1 TO FORM 10-K

ITEM 15(a)(1) AND (2)

NMHG HOLDING CO. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

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

Consolidated Balance Sheets—December 31, 2004 and 2003

Consolidated Statements of Cash Flows—Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholder’s Equity—Years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

NMHG Holding Co. Report of Management

     The following consolidated financial statement schedules of NMHG Holding Co. and Subsidiaries are included in Item 15(c):

          Schedule II — Valuation and Qualifying Accounts

          Separate Financial Statements of Significant Subsidiaries not consolidated and fifty percent or less owned persons

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

10.45*	Amendment No. 1 and Instrument of Benefit Freeze, dated as of December 28, 2004, to The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (Effective as of October 1, 2002), effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.9 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed on December 29, 2004, Commission File Number 1-9172.

21	Subsidiaries of the registrant. Omitted pursuant to General Instruction I b of Form 10-K.

24	Powers of Attorney.

(i)	A copy of a power of attorney for Owsley Brown II is attached hereto as Exhibit 24(i).

(ii)	A copy of a power of attorney for Eiichi Fujita is attached hereto as Exhibit 24(ii).

(iii)	A copy of a power of attorney for Robert M. Gates is attached hereto as Exhibit 24(iii).

(iv)	A copy of a power of attorney for Leon J. Hendrix, Jr. is attached hereto as Exhibit 24(iv).

(v)	A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24(v).

(vi)	A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24(vi).

(vii)	A copy of a power of attorney for Alfred M. Rankin, Jr. is attached hereto as Exhibit 24(vii).

(viii)	A copy of a power of attorney for Claiborne R. Rankin is attached hereto as Exhibit 24(viii).

(ix)	A copy of a power of attorney for Ian M. Ross is attached hereto as Exhibit 24(ix).

(x)	A copy of a power of attorney for Michael E. Shannon is attached hereto as Exhibit 24(x).

(xi)	A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24(xi).

(xii)	A copy of a power of attorney for David F. Taplin is attached hereto as Exhibit 24(xii).

(xiii)	A copy of a power of attorney for Frank F. Taplin is attached hereto as Exhibit 24(xiii).

(xiv)	A copy of a power of attorney for John F. Turben is attached hereto as Exhibit 24(xiv).

(xv)	A copy of a power of attorney for Eugene Wong is attached hereto as Exhibit 24(xv).

31.1**	Certification of Reginald R. Eklund pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2**	Certification of Michael K. Smith pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32**	Certifications pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Reginald R. Eklund and Michael K. Smith

99.1**	Audited Financial Statements of Sumitomo-NACCO Materials Handling Co., Ltd. with Independent Auditors’ Report attached as an exhibit hereto pursuant to Rule 3-09(b) of Regulation S-X.

99.2**	Audited Financial Statements of NMHG Financial Services, Inc. with Report of Independent Auditors attached as an exhibit hereto pursuant to Rule 3-09(b) of Regulation S-X.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of the Annual Report on Form 10-K.

**	Filed with Amendment No. 1 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2004.