Form 10-Q
period 2005-06-30
NMHG HOLDING CO
filed 2005-08-08
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number 333-89248
NMHG Holding Co.

(Exact name of registrant as specified in its charter)

DELAWARE	31-1637659

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 N.E. HOLLADAY STREET; SUITE 1600; PORTLAND, OR	97232

(Address of principal executive offices)	(Zip code)
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

YES ☐ NO ☑
     At July 29, 2005, 100 common shares were outstanding.

NMHG HOLDING CO.
TABLE OF CONTENTS

			Page Number
Part I.	FINANCIAL INFORMATION

	Item 1	Financial Statements

		Unaudited Condensed Consolidated Balance Sheets — June 30, 2005 and December 31, 2004	2

		Unaudited Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2005 and 2004	3

		Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004	4

		Unaudited Condensed Consolidated Statements of Changes in Stockholder’s Equity for the Six Months Ended June 30, 2005 and 2004	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6-21

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-32

	Item 4	Controls and Procedures	33

Part II.	OTHER INFORMATION

	Item 1	Legal Proceedings	34

	Item 5	Other Information	34

	Item 6	Exhibits	34

	Signatures		35

	Exhibit Index		36

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
NMHG HOLDING CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30	DECEMBER 31
	2005	2004
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$70.8	$97.4
Accounts receivable, net	270.1	254.6
Tax advances, NACCO Industries, Inc.	7.6	7.9
Inventories	359.9	319.6
Deferred income taxes	17.0	15.6
Prepaid expenses and other	24.5	23.2

Total Current Assets	749.9	718.3
Property, Plant and Equipment, Net	222.0	238.1
Goodwill	350.7	353.3
Other Non-current Assets	94.4	95.2

Total Assets	$1,417.0	$1,404.9

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$295.5	$303.9
Accounts payable, affiliate	25.5	25.2
Revolving credit agreements	6.9	9.2
Current maturities of long-term debt	9.6	11.8
Notes payable, parent company	39.0	—
Accrued payroll	21.9	28.2
Accrued warranty obligations	28.7	28.3
Other current liabilities	122.4	117.9

Total Current Liabilities	549.5	524.5

Long-term Debt	266.7	269.5

Other Non-current Liabilities	168.1	164.0

Minority Interest	—	0.1

Stockholder’s Equity
Common stock, par value $1 per share, 100 shares authorized; 100 shares outstanding	—	—
Capital in excess of par value	198.2	198.2
Retained earnings	256.1	248.3
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	26.7	46.1
Minimum pension liability adjustment	(47.1)	(47.1)
Deferred gain (loss) on cash flow hedging	(1.2)	1.3

	432.7	446.8

Total Liabilities and Stockholder’s Equity	$1,417.0	$1,404.9

See notes to unaudited condensed consolidated financial statements.

NMHG HOLDING CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2005	2004	2005	2004
		(In millions)

Revenues	$618.1	$495.7	$1,202.0	$966.5
Cost of sales	526.3	422.7	1,029.7	819.3

Gross Profit	91.8	73.0	172.3	147.2

Selling, general and administrative expenses	74.7	65.8	149.1	131.7

Operating Profit	17.1	7.2	23.2	15.5

Other income (expense)
Interest expense	(8.5)	(8.7)	(16.8)	(17.2)
Income from unconsolidated affiliates	1.5	1.8	3.8	2.6
Other	(0.2)	(0.1)	—	(0.4)

	(7.2)	(7.0)	(13.0)	(15.0)

Income Before Income Taxes and Minority Interest Income	9.9	0.2	10.2	0.5

Income tax provision (benefit)	2.4	(2.2)	2.5	(2.1)

Income Before Minority Interest Income	7.5	2.4	7.7	2.6

Minority interest income	—	0.1	0.1	0.4

Net Income	$7.5	$2.5	$7.8	$3.0

Comprehensive Income (Loss)	$(4.9)	$(3.3)	$(14.1)	$(2.7)

See notes to unaudited condensed consolidated financial statements.

NMHG HOLDING CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2005	2004
	(In millions)

Operating Activities
Net income	$7.8	$3.0
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	20.9	21.3
Amortization of deferred financing fees	1.4	2.1
Deferred income taxes	0.7	(2.3)
Minority interest income	(0.1)	(0.4)
Other non-cash items	(3.6)	4.4
Working capital changes, net of dispositions of businesses
Affiliate receivable/ payable	5.1	6.2
Accounts receivable	(25.3)	3.6
Inventories	(53.0)	(38.0)
Other current assets	(5.6)	(7.4)
Accounts payable and other liabilities	3.2	19.4

Net cash provided by (used for) operating activities	(48.5)	11.9

Investing Activities
Expenditures for property, plant and equipment	(18.0)	(18.2)
Proceeds from the sale of assets	4.3	4.8
Proceeds from the sale of businesses	3.9	—

Net cash used for investing activities	(9.8)	(13.4)

Financing Activities
Additions to long-term debt and revolving credit agreements	5.4	30.6
Reductions of long-term debt and revolving credit agreements	(10.4)	(44.3)
Notes payable, parent company	39.0	—
Financing fees paid	—	(0.6)

Net cash provided by (used for) financing activities	34.0	(14.3)

Effect of exchange rate changes on cash	(2.3)	(3.6)

Cash and Cash Equivalents
Decrease for the period	(26.6)	(19.4)
Balance at the beginning of the period	97.4	61.3

Balance at the end of the period	$70.8	$41.9

See notes to unaudited condensed consolidated financial statements.

NMHG HOLDING CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	SIX MONTHS ENDED
	JUNE 30
	2005	2004
	(In millions)

Common Stock	$—	$—

Capital in Excess of Par Value	198.2	198.2

Retained Earnings
Beginning balance	248.3	238.2
Net income	7.8	3.0

	256.1	241.2

Accumulated Other Comprehensive Income (Loss)
Beginning balance	0.3	(11.6)
Foreign currency translation adjustment	(19.4)	(4.4)
Reclassification of hedging activity into earnings	(0.2)	(1.6)
Current period cash flow hedging activity	(2.3)	0.3

	(21.6)	(17.3)

Total Stockholder’s Equity	$432.7	$422.1

See notes to unaudited condensed consolidated financial statements.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Tabular Amounts in Millions, Except Percentage Data)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of NMHG Holding Co., a Delaware corporation (“NMHG” or the “Company”). NMHG Holding is a wholly owned subsidiary of NACCO Industries, Inc. (“NACCO”). The Company’s subsidiaries operate in the lift truck industry.
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
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2005 and the results of its operations for the three and six months ended June 30, 2005 and 2004 and the results of its cash flows and changes in stockholder’s equity for the six months ended June 30, 2005 and 2004 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. All significant intercompany accounts and transactions among the consolidated companies are eliminated in consolidation.
The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.
Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Certain prior period amounts have been reclassified to conform to the current period’s presentation.
Note 2 — Recently Issued Accounting Standards
EITF No. 05—6: In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 05—6, “Determining the Amortization Period for Leasehold Improvements.” EITF No. 05—6 requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company does not expect the adoption of EITF No. 05—6 to have a material impact on the Company’s financial position or results of operations.
SFAS No. 154: In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial position or results of operations.
FIN No. 47: In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” an Interpretation of FASB Statement No. 143, which clarifies that the term, conditional asset retirement obligation, as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN No. 47 requires that the uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN No. 47 to have a material impact on the Company’s financial position or results of operations.
Note 3 — Restructuring
2002 Restructuring Program
As announced in December 2002, NMHG Wholesale has phased out its Lenoir, North Carolina lift truck component facility and is restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million in 2002. Of this amount, $3.8 million related to a non-cash asset impairment charge for a building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets; and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments of $0.7 million were made to approximately 45 employees during the first six months of 2005. Payments are expected to continue through 2006. The final $0.1 million for post-employment medical benefits was paid during the first six months of 2005 and is included in the table above under “Other.” During the first six months of 2005, $0.5 million of the accrual for severance was reversed as actual payments are expected to be less than originally estimated.
Additional restructuring related costs, primarily related to manufacturing inefficiencies, which were not eligible for accrual as of December 31, 2002, were $2.0 million and $4.8 million in the first six months of 2005 and 2004, respectively. Of the $2.0 million additional costs incurred during the first six months of 2005, $1.9 million is classified as Cost of sales and $0.1 million is classified as Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statement of Operations. Of the $4.8 million additional costs incurred during the first six months of 2004, $4.3 million is classified as Cost of sales and $0.5 million is classified as Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statement of Operations.
2001 Restructuring Program
NMHG Retail recognized a restructuring charge of approximately $4.7 million in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. Final severance payments were made during 2004. Lease payments of $0.1 million were made during the first six months of 2005.
The following is a rollforward of the restructuring liability:

		Lease
	Severance	Impairment	Other	Total
NMHG Wholesale
Balance at December 31, 2004	$4.2	$—	$0.1	$4.3
Foreign currency effect	(0.3)	—	—	(0.3)
Reversals	(0.5)	—	—	(0.5)
Payments	(0.7)	—	(0.1)	(0.8)

Balance at June 30, 2005	$2.7	$—	$—	$2.7

NMHG Retail
Balance at December 31, 2004	$—	$0.2	$—	$0.2
Payments	—	(0.1)	—	(0.1)

Balance at June 30, 2005	$—	$0.1	$—	$0.1

Note 4 — Inventories
Inventories are summarized as follows:

	JUNE 30	DECEMBER 31
	2005	2004

Manufactured inventories:
Finished goods and service parts	$171.7	$146.0
Raw materials and work in process	194.9	174.2

Total manufactured inventories	366.6	320.2

Retail inventories:	32.5	29.9

Total inventories at FIFO	399.1	350.1

LIFO reserve	(39.2)	(30.5)

	$359.9	$319.6

The cost of certain manufactured and retail inventories has been determined using the LIFO method. At both June 30, 2005 and December 31, 2004, 62% of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.
Note 5 — Equity Investments
NMHG has a 20% ownership interest in NMHG Financial Services, Inc. (“NFS”), a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting.
NMHG has a 50% ownership interest in Sumitomo NACCO Materials Handling Company, Ltd. (“SN”), a limited liability company which was formed primarily for the manufacture and distribution of Sumitomo-Yale branded lift trucks in Japan and the export of Hyster® and Yale® branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms. NMHG’s ownership in SN is also accounted for using the equity method of accounting.
The Company’s percentage share of the net income or loss from its equity investments in NFS and SN are reported on the line Income from unconsolidated affiliates in the Other income (expense) section of the Unaudited Condensed Consolidated Statements of Operations.
Summarized financial information for these equity investments is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2005	2004	2005	2004

Revenues	$85.6	$73.0	$164.3	$143.1
Gross Profit	$26.1	$25.3	$51.6	$48.9
Income from continuing operations	$5.4	$6.4	$10.7	$10.2
Net income	$5.4	$6.4	$10.7	$10.2

Note 6 — Guarantees and Contingencies
Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at June 30, 2005 and December 31, 2004 were $204.5 million and $203.7 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and have been reserved for in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at June 30, 2005 was approximately $253.5 million, based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. In 2005, two dealers for which NMHG provided a guarantee or standby recourse or repurchase obligations defaulted under their obligations to NFS. NMHG believes that amounts currently reserved related to these guarantees are adequate and the net losses resulting from the customers’ defaults did not have a material impact on NMHG’s results of operations.
NMHG has a 20% ownership interest in NFS, a joint venture with GECC, formed primarily for the purpose of providing financial services to Hyster® and Yale® lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third-parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of the customer or concentration issues within GECC necessitates NMHG providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At June 30, 2005, $166.5 million of the $204.5 million of guarantees discussed above related to transactions with NFS. In addition, in connection with the current joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At June 30, 2005, the amount of NFS’ debt guaranteed by NMHG was $126.4 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
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
Changes in the Company’s current and long-term warranty obligations, including deferred revenue on extended warranty contracts are as follows:

2005
Balance at the beginning of the year	$40.5
Warranties issued	17.8
Settlements made	(17.0)
Foreign currency effect	(0.3)

Balance at June 30	$41.0

Note 7 — Income Taxes
The income tax provision includes U.S. federal, state and local, and foreign income taxes, and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated effective annual income tax rate.
A reconciliation of the Company’s consolidated federal statutory and effective income tax is as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2005	2004	2005	2004

Income before income taxes and minority interest:	$9.9	$0.2	$10.2	$0.5

Statutory taxes (benefit) at 35%	$3.5	$0.1	$3.6	$0.2

Discrete items:
NMHG Wholesale settlements	(1.9)	(1.5)	(1.9)	(1.5)
NMHG Wholesale change in tax law	1.6	—	1.6	—
NMHG Retail settlements	—	(0.8)	—	(0.8)
Other permanent items	(0.8)	—	(0.8)	—

Income tax provision (benefit)	$2.4	$(2.2)	$2.5	$(2.1)

Effective income tax rate	24.2%	(a )	24.5%	(a )

(a)	The effective income tax rate for the three and six months ended June 30, 2004 is not meaningful.
NMHG Wholesale: During the three and six months ended June 30, 2005 and 2004, NMHG Wholesale’s effective income tax rate was affected by the settlement of income tax audits and transfer pricing disputes with various taxing authorities. During the three and six months ended June 30, 2005, these benefits were offset by the elimination of deferred tax assets which NMHG Wholesale will not be able to recognize due to state income tax law changes enacted in Ohio.
NMHG Retail: During the three and six months ended June 30, 2004, Retail’s effective income tax rate was affected by the settlement of a foreign income tax claim in Asia-Pacific.
Excluding the impact of the discrete items discussed above, the effective income tax rates for the three and six months ended June 30, 2005 are comparable to the effective income tax rates for the three and six months ended June 30, 2004.
As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was enacted on October 22, 2004. The financial results of the Company do not reflect the impact of the repatriation provisions included in the Jobs Act. The Company’s best estimate of the range of possible amounts that may be repatriated subject to the Dividend Exclusion provisions of the Jobs Act is $0 to $90.0 million upon which the estimated range of tax expense would be $0 to $3.3 million under the current guidance. The Company expects to complete its evaluation related to the possible repatriation of foreign earnings during the second half of 2005.
Note 8 — Retirement Benefit Plans
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
The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute approximately $4.1 million and $5.6 million to its U.S. and non-U.S. pension plans, respectively, in 2005. The Company revised these expectations during 2005 and now anticipates contributing approximately $3.9 million and $3.8 million to its U.S. and non-U.S. pension plans, respectively, in 2005. For the six months ended June 30, 2005, the Company contributed $1.7 million to its U.S. pension plans and $1.8 million to its non-U.S. pension plans.
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
The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30		June 30
	2005	2004	2005	2004
U.S. Pension
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	1.0	1.1	2.1	2.1
Expected return on plan assets	(1.1)	(1.1)	(2.2)	(2.2)
Net amortization	0.7	0.3	1.2	0.6

Total	$0.7	$0.4	$1.3	$0.7

Non-U.S. Pension
Service cost	$0.7	$0.6	$1.4	$1.3
Interest cost	1.6	1.3	3.2	2.6
Expected return on plan assets	(1.7)	(1.7)	(3.4)	(3.4)
Employee contributions	(0.3)	(0.2)	(0.5)	(0.3)
Net amortization	1.0	0.7	1.9	1.2

Total	$1.3	$0.7	$2.6	$1.4

Post-retirement
Interest cost	$0.2	$0.1	$0.3	$0.3

Total	$0.2	$0.1	$0.3	$0.3

Note 9 — Unaudited Condensed Consolidating Guarantor and Non-Guarantor Financial Information
The following tables set forth the Unaudited Condensed Consolidating Balance Sheets as of June 30, 2005 and December 31, 2004, the Unaudited Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2005 and 2004 and the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004. The following information is included as a result of the guarantee of the Parent Company’s Senior Notes by each of NMHG’s wholly owned U.S. subsidiaries (“Guarantor Companies”). None of the Company’s other subsidiaries has guaranteed the Senior Notes. Each of the guarantees is joint and several and full and unconditional. “NMHG Holding” includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AT JUNE 30, 2005

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated

Cash and cash equivalents	$—	$25.2	$45.6	$—	$70.8
Accounts and notes receivable, net	4.5	116.8	263.7	(114.9)	270.1
Inventories	—	189.2	170.7	—	359.9
Other current assets	—	53.6	19.8	(24.3)	49.1

Total current assets	4.5	384.8	499.8	(139.2)	749.9

Property, plant and equipment, net	—	132.8	89.2	—	222.0
Goodwill	—	307.3	43.4	—	350.7
Other non-current assets	679.4	359.8	24.8	(969.6)	94.4

Total assets	$683.9	$1,184.7	$657.2	$(1,108.8)	$1,417.0

Accounts payable	$—	$217.8	$208.2	$(105.0)	$321.0
Other current liabilities	3.2	143.0	109.7	(34.3)	221.6
Revolving credit agreements	—	—	6.9	—	6.9

Total current liabilities	3.2	360.8	324.8	(139.3)	549.5

Long-term debt	248.0	273.4	45.1	(299.8)	266.7
Other non-current liabilities	—	136.1	50.7	(18.7)	168.1

Stockholder’s equity	432.7	414.4	236.6	(651.0)	432.7

Total liabilities and stockholder’s equity	$683.9	$1,184.7	$657.2	$(1,108.8)	$1,417.0

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AT DECEMBER 31, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated

Cash and cash equivalents	$—	$39.6	$57.8	$—	$97.4
Accounts and notes receivable, net	6.6	95.9	258.6	(106.5)	254.6
Inventories	—	168.0	151.6	—	319.6
Other current assets	2.3	55.9	19.7	(31.2)	46.7

Total current assets	8.9	359.4	487.7	(137.7)	718.3

Property, plant and equipment, net	—	134.2	103.9	—	238.1
Goodwill	—	307.2	46.1	—	353.3
Other non-current assets	689.0	356.9	29.2	(979.9)	95.2

Total assets	$697.9	$1,157.7	$666.9	$(1,117.6)	$1,404.9

Accounts payable	$—	$231.6	$193.6	$(96.1)	$329.1
Other current liabilities	3.3	105.7	112.9	(35.7)	186.2
Revolving credit agreements	—	—	9.2	—	9.2

Total current liabilities	3.3	337.3	315.7	(131.8)	524.5

Long-term debt	247.8	270.7	53.7	(302.7)	269.5
Other non-current liabilities	—	123.4	61.1	(20.4)	164.1

Stockholder’s equity	446.8	426.3	236.4	(662.7)	446.8

Total liabilities and stockholder’s equity	$697.9	$1,157.7	$666.9	$(1,117.6)	$1,404.9

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated

Revenues	$—	$373.1	$338.8	$(93.8)	$618.1

Cost of sales	—	329.3	290.7	(93.7)	526.3

Selling, general and administrative expenses	—	37.3	37.4	—	74.7

Operating profit	—	6.5	10.7	(0.1)	17.1

Interest expense	—	(6.3)	(2.2)	—	(8.5)
Income from unconsolidated affiliates	7.5	7.9	—	(13.9)	1.5
Other income (expense)	—	0.1	(0.3)	—	(0.2)

Income before income taxes and minority interest income	7.5	8.2	8.2	(14.0)	9.9

Income tax provision	—	0.6	1.8	—	2.4

Income before minority interest income	7.5	7.6	6.4	(14.0)	7.5

Minority interest income	—	—	—	—	—

Net income	$7.5	$7.6	$6.4	$(14.0)	$7.5

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated

Revenues	$—	$289.4	$279.1	$(72.8)	$495.7

Cost of sales	—	254.3	241.2	(72.8)	422.7

Selling, general and administrative expenses	—	33.3	32.5	—	65.8

Operating profit	—	1.8	5.4	—	7.2

Interest expense	—	(6.5)	(2.2)	—	(8.7)
Income from unconsolidated affiliates	2.5	4.7	—	(5.4)	1.8
Other income (expense)	—	0.1	(0.2)	—	(0.1)

Income before income taxes and minority interest income	2.5	0.1	3.0	(5.4)	0.2

Income tax provision (benefit)	—	(2.4)	0.2	—	(2.2)

Income before minority interest income	2.5	2.5	2.8	(5.4)	2.4

Minority interest income	—	—	0.1	—	0.1

Net income	$2.5	$2.5	$2.9	$(5.4)	$2.5

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2005

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated

Revenues	$—	$730.1	$659.8	$(187.9)	$1,202.0

Cost of sales	—	646.6	571.0	(187.9)	1,029.7

Selling, general and administrative expenses	—	75.2	73.9	—	149.1

Operating profit	—	8.3	14.9	—	23.2

Interest expense	—	(12.6)	(4.2)	—	(16.8)
Income from unconsolidated affiliates	7.8	12.2	—	(16.2)	3.8
Other income (expense)	—	0.7	(0.7)	—	—

Income before income taxes and minority interest income	7.8	8.6	10.0	(16.2)	10.2

Income tax provision	—	0.8	1.7	—	2.5

Income before minority interest income	7.8	7.8	8.3	(16.2)	7.7

Minority interest income	—	—	0.1	—	0.1

Net income	$7.8	$7.8	$8.4	$(16.2)	$7.8

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated

Revenues	$—	$558.9	$552.1	$(144.5)	$966.5

Cost of sales	—	489.7	474.1	(144.5)	819.3

Selling, general and administrative expenses	—	64.4	67.3	—	131.7

Operating profit	—	4.8	10.7	—	15.5

Interest expense	—	(13.3)	(3.9)	—	(17.2)
Income from unconsolidated affiliates	3.0	8.0	—	(8.4)	2.6
Other income (expense)	—	0.2	(0.6)	—	(0.4)

Income (loss) before income taxes and minority interest income	3.0	(0.3)	6.2	(8.4)	0.5

Income tax provision (benefit)	—	(3.3)	1.2	—	(2.1)

Income before minority interest income	3.0	3.0	5.0	(8.4)	2.6

Minority interest income	—	—	0.4	—	0.4

Net income	$3.0	$3.0	$5.4	$(8.4)	$3.0

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated

Net cash used for operating activities	$—	$(47.9)	$(0.6)	$—	$(48.5)

Investing activities
Expenditures for property, plant and equipment	—	(9.9)	(8.1)	—	(18.0)
Proceeds from the sale of assets	—	0.2	8.0	—	8.2
Other	—	(4.4)	—	4.4	—

Net cash used for investing activities	—	(14.1)	(0.1)	4.4	(9.8)

Financing activities
Net reductions to long-term debt and revolving credit agreements	—	—	(5.0)	—	(5.0)
Notes receivable/payable, affiliates	—	47.6	(8.6)	—	39.0
Other	—	—	4.4	(4.4)	—

Net cash provided by (used for) financing activities	—	47.6	(9.2)	(4.4)	34.0

Effect of exchange rate changes on cash	—	—	(2.3)	—	(2.3)

Cash and cash equivalents
Decrease for the period	—	(14.4)	(12.2)	—	(26.6)
Balance at beginning of the period	—	39.6	57.8	—	97.4

Balance at the end of the period	$—	$25.2	$45.6	$—	$70.8

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated

Net cash provided by operating activities	$0.1	$11.2	$0.3	$0.3	$11.9

Investing activities
Expenditures for property, plant and equipment	—	(7.9)	(10.3)	—	(18.2)
Proceeds from the sale of assets	—	0.8	4.0	—	4.8

Net cash used for investing activities	—	(7.1)	(6.3)	—	(13.4)

Financing activities
Net reductions of long-term debt and revolving credit agreements	—	(0.7)	(13.0)	—	(13.7)
Notes receivable/payable, affiliates	0.5	(12.1)	11.9	(0.3)	—
Other	(0.6)	—	—	—	(0.6)

Net cash used for financing activities	(0.1)	(12.8)	(1.1)	(0.3)	(14.3)

Effect of exchange rate changes on cash	—	—	(3.6)	—	(3.6)

Cash and cash equivalents
Decrease for the period	—	(8.7)	(10.7)	—	(19.4)
Balance at beginning of the period	—	15.4	45.9	—	61.3

Balance at the end of the period	$—	$6.7	$35.2	$—	$41.9

Note 10 — Segment Information
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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2005	2004	2005	2004

Revenues from external customers
NMHG Wholesale	$574.6	$445.5	$1,110.8	$866.8
NMHG Retail	66.0	62.5	133.7	130.1
NMHG Eliminations	(22.5)	(12.3)	(42.5)	(30.4)

	$618.1	$495.7	$1,202.0	$966.5

Gross profit
NMHG Wholesale	$80.8	$61.9	$150.3	$124.8
NMHG Retail	11.0	10.9	22.0	22.5
NMHG Eliminations	—	0.2	—	(0.1)

	$91.8	$73.0	$172.3	$147.2

Selling, general and administrative expenses
NMHG Wholesale	$63.7	$53.5	$124.3	$106.7
NMHG Retail	11.0	12.2	24.8	25.1
NMHG Eliminations	—	0.1	—	(0.1)

	$74.7	$65.8	$149.1	$131.7

Operating profit (loss)
NMHG Wholesale	$17.1	$8.4	$26.0	$18.1
NMHG Retail	—	(1.3)	(2.8)	(2.6)
NMHG Eliminations	—	0.1	—	—

	$17.1	$7.2	$23.2	$15.5

Interest expense
NMHG Wholesale	$(8.2)	$(7.1)	$(15.2)	$(14.0)
NMHG Retail	—	(1.4)	(1.1)	(2.6)
NMHG Eliminations	(0.3)	(0.2)	(0.5)	(0.6)

	$(8.5)	$(8.7)	$(16.8)	$(17.2)

Interest income
NMHG Wholesale	$0.8	$0.6	$1.6	$0.8
NMHG Retail	—	—	0.1	—

	$0.8	$0.6	$1.7	$0.8

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2005	2004	2005	2004

Other income (expense) — (excluding interest income)
NMHG Wholesale	$1.1	$1.2	$2.7	$1.5
NMHG Retail	(0.6)	—	(0.5)	—
NMHG Eliminations	—	(0.1)	(0.1)	(0.1)

	$0.5	$1.1	$2.1	$1.4

Income tax provision (benefit)
NMHG Wholesale	$1.9	$(1.2)	$3.5	$(0.1)
NMHG Retail	(0.4)	(0.6)	(0.6)	(1.4)
NMHG Eliminations	0.9	(0.4)	(0.4)	(0.6)

	$2.4	$(2.2)	$2.5	$(2.1)

Net income (loss)
NMHG Wholesale	$8.9	$4.4	$11.7	$6.9
NMHG Retail	(0.2)	(2.1)	(3.7)	(3.8)
NMHG Eliminations	(1.2)	0.2	(0.2)	(0.1)

	$7.5	$2.5	$7.8	$3.0

Depreciation and amortization
NMHG Wholesale	$6.8	$6.6	$13.7	$13.3
NMHG Retail	3.3	4.0	7.2	8.0

	$10.1	$10.6	$20.9	$21.3

Capital expenditures
NMHG Wholesale	$7.9	$8.6	$15.5	$15.4
NMHG Retail	1.5	2.6	2.5	2.8

	$9.4	$11.2	$18.0	$18.2

	JUNE 30	DECEMBER 31
	2005	2004
Total assets
NMHG Wholesale	$1,446.4	$1,307.4
NMHG Retail	140.3	170.6
NMHG Eliminations	(169.7)	(73.1)

	$1,417.0	$1,404.9

NACCO typically charges fees to its operating subsidiaries, including NMHG. The amounts charged to NMHG for the three and six months ended June 30, 2005 were $2.3 million and $4.6 million, respectively. No amounts were charged for the three and six months ended June 30, 2004. These amounts are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

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
FINANCIAL REVIEW
The segment and geographic results of operations for NMHG were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2005	2004	2005	2004
Revenues
Wholesale
Americas	$376.3	$288.7	$730.6	$553.6
Europe	159.9	131.7	308.2	259.9
Asia-Pacific	38.4	25.1	72.0	53.3

	574.6	445.5	1,110.8	866.8

Retail (net of eliminations)
Europe	18.9	21.3	40.1	42.9
Asia-Pacific	24.6	28.9	51.1	56.8

	43.5	50.2	91.2	99.7

NMHG Consolidated	$618.1	$495.7	$1,202.0	$966.5

Operating profit (loss)
Wholesale
Americas	$9.6	$3.2	$14.7	$10.2
Europe	5.9	4.8	9.9	6.6
Asia-Pacific	1.6	0.4	1.4	1.3

	17.1	8.4	26.0	18.1

Retail (net of eliminations)
Europe	2.0	(0.7)	1.2	(1.5)
Asia-Pacific	(2.0)	(0.5)	(4.0)	(1.1)

	—	(1.2)	(2.8)	(2.6)

NMHG Consolidated	$17.1	$7.2	$23.2	$15.5

Interest expense
Wholesale	$(8.2)	$(7.1)	$(15.2)	$(14.0)
Retail (net of eliminations)	(0.3)	(1.6)	(1.6)	(3.2)

NMHG Consolidated	$(8.5)	$(8.7)	$(16.8)	$(17.2)

	THREE MONTHS		SIX MONTHS
	2005	2004	2005	2004
Other income (expense)
Wholesale	$1.9	$1.8	$4.3	$2.3
Retail (net of eliminations)	(0.6)	(0.1)	(0.5)	(0.1)

NMHG Consolidated	$1.3	$1.7	$3.8	$2.2

Net income (loss)
Wholesale	$8.9	$4.4	$11.7	$6.9
Retail (net of eliminations)	(1.4)	(1.9)	(3.9)	(3.9)

NMHG Consolidated	$7.5	$2.5	$7.8	$3.0

Effective income tax rate
Wholesale	17.6%	(38.7%)	23.2%	(1.6%)
Retail (net of eliminations)	(55.6%)	34.5%	20.4%	33.9%
NMHG Consolidated	24.2%	(a)	24.5%	(a)

(a)	The effective income tax rate for the three and six months ended June 30, 2004 is not meaningful.
A reconciliation of NMHG Wholesale’s federal statutory and effective income tax is as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2005	2004	2005	2004
Income before income taxes and minority interest:	$10.8	$3.1	$15.1	$6.4

Statutory taxes at 35%	$3.8	$1.1	$5.3	$2.2

Settlements	(1.9)	(1.5)	(1.9)	(1.5)
Change in tax law	1.6	—	1.6	—
Other items	(1.6)	(0.8)	(1.5)	(0.8)

Income tax provision (benefit)	$1.9	$(1.2)	$3.5	$(0.1)

Effective income tax rate	17.6%	(38.7%)	23.2%	(1.6%)

During the three and six months ended June 30, 2005 and 2004, NMHG Wholesale’s effective income tax rate was affected by the settlement of income tax audits and transfer pricing disputes with various taxing authorities. These benefits were offset by the elimination of deferred tax assets which NMHG Wholesale will not be able to recognize due to state income tax law changes enacted in Ohio during the second quarter of 2005.

A reconciliation of NMHG Retail’s federal statutory and effective income tax is as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2005	2004	2005	2004

Loss before income taxes and minority interest:	$(0.9)	$(2.9)	$(4.9)	$(5.9)

Statutory taxes (benefit) at 35%	$(0.3)	$(1.0)	$(1.7)	$(2.1)

Settlement	—	(0.8)	—	(0.8)
Other items	0.8	0.8	0.7	0.9

Income tax provision (benefit)	$0.5	$(1.0)	$(1.0)	$(2.0)

Effective income tax rate	(55.6%)	34.5%	20.4%	33.9%

The effective income tax rate for the second quarter of 2005 includes the impact of a shift in the mix of earnings subject to valuation allowances. During the three and six months ended June 30, 2004, the effective income tax rate for NMHG Retail was favorably affected by the benefit of a settlement of a foreign income tax claim in Asia-Pacific.
Second Quarter of 2005 Compared with Second Quarter of 2004
NMHG Wholesale
The following table identifies the components of the changes in revenues for the second quarter of 2005 compared with the second quarter of 2004:

Revenues

2004	$445.5

Increase in 2005 from:
Unit volume	64.0
Unit product mix	25.9
Unit price	22.7
Foreign currency	9.1
Parts	7.4

2005	$574.6

Revenues increased $129.1 million, or 29.0%, to $574.6 million in the second quarter of 2005, primarily due to improved unit volume. Worldwide unit shipments increased 17.2% to 21,997 units in the second quarter of 2005 from 18,772 units in 2004, primarily due to a 2,228 increase in unit shipments in the Americas. In addition to improved unit volume, revenues also increased due to favorable product mix as a result of a shift in sales to higher-priced lift trucks and price increases, primarily in the Americas. Starting in 2004, NMHG implemented price increases to help offset increased material costs, primarily due to higher commodity costs for steel. Also contributing to the increase in revenues was the favorable impact of the translation of sales in foreign currencies to U.S. dollars and an increase in sales of parts.

The following table identifies the components of the changes in operating profit for the second quarter of 2005 compared with the second quarter of 2004:

Operating
Profit

2004	$8.4

NACCO fees	(2.3)

6.1

Increase (decrease) in 2005 from:
Gross profit	20.5
Selling, general and administrative expenses	(7.1)
Foreign currency	(2.4)

2005	$17.1

NMHG Wholesale’s operating profit increased to $17.1 million in the second quarter of 2005 compared with $8.4 million in the second quarter of 2004. Gross profit increased primarily due to price increases of $22.7 million, increased volume and a favorable shift in mix to higher-margin lift trucks in the Americas and Europe. Price increases were implemented during the second half of 2004 and the first quarter of 2005 to offset increased material costs, mainly higher commodity costs for steel. Increased material costs of $17.4 million in the second quarter of 2005 partially offset the favorable impact of price increases and continued to unfavorably affect gross profit. Additionally, selling, general and administrative expenses increased to reduce operating profit primarily due to higher marketing expenses for NMHG’s new series of 1 to 8 ton internal combustion engine lift trucks and higher employee-related expenses. Operating profit was also affected by unfavorable currency movements primarily due to the sourcing of trucks and components for the U.S. market from countries with appreciated currencies and the reinstatement of the management fee paid to NACCO in the second quarter of 2005. The management fee was temporarily suspended in the second quarter of 2004 in support of NMHG’s investment in new product development and related programs.
Net income increased $4.5 million to $8.9 million in the second quarter of 2005 compared with $4.4 million in the second quarter of 2004 as a result of the increase in operating profit, partially offset by increased interest expense due to an increase in affiliate debt and an increase in the provision for income taxes as previously discussed.
Backlog
The worldwide backlog level was 23,900 units at June 30, 2005 compared with 24,700 units at June 30, 2004 and 27,500 units at March 31, 2005. The decrease in backlog was primarily due to increased shipments and actions taken to ensure that bookings remain in line with available capacity as NMHG completes its plant restructuring programs and the rearrangement of its production lines for the introduction of the new 1 to 8 ton lift trucks.

NMHG Retail (net of eliminations)
The following table identifies the components of the changes in revenues for the second quarter of 2005 compared with the second quarter of 2004:

Revenues

2004	$50.2

Increase (decrease) in 2005 from:
Sale of German dealership	(1.5)
Europe	0.5
Asia-Pacific	1.7
Foreign currency	3.4
Eliminations	(10.8)

2005	$43.5

Revenues decreased 13.3% to $43.5 million for the quarter ended June 30, 2005 compared with $50.2 million in the quarter ended June 30, 2004. The decrease was primarily due to an increase in eliminations as a result of an increase in intercompany sales between NMHG Wholesale and NMHG Retail. The January 2005 sale of NMHG Retail’s last wholly owned German dealership also caused a reduction in revenues in the second quarter of 2005. These decreases were partially offset by higher unit sales and favorable foreign currency movements in both Europe and Asia-Pacific.
The following table identifies the components of the changes in operating loss for the second quarter of 2005 compared with the second quarter of 2004:

Operating
Loss
2004	$(1.2)

Decrease (increase) in 2005 from:
Sale of French dealership	1.8
Europe	0.3
Asia-Pacific	(0.9)
Foreign currency	0.1
Eliminations	(0.1)

2005	$—

NMHG Retail’s operating loss decreased $1.2 million in the second quarter of 2005. The decrease was primarily due to the gain on the sale of a dealership in France in June 2005, partially offset by unfavorable margins on new units and increased employee-related costs in Asia-Pacific. NMHG expects to continue to sell lift trucks and service parts to the new independent owner of the French dealership.
NMHG Retail’s net loss decreased $0.5 million to $1.4 million in the second quarter of 2005 compared with $1.9 million in the second quarter of 2004 due to the factors affecting operating loss and a decrease in interest expense as a result of a decrease in intercompany debt. These decreases in net loss were offset by an increase in the provision for income taxes due to the absence of a $0.8 million favorable tax settlement recognized in 2004 as previously discussed.

First Six Months of 2005 Compared with First Six Months of 2004
NMHG Wholesale
The following table identifies the components of the changes in revenues for the first six months of 2005 compared with the first six months of 2004:

Revenues

2004	$866.8

Increase in 2005 from:
Unit volume	109.0
Unit product mix	68.0
Unit price	34.3
Foreign currency	18.2
Parts	14.5

2005	$1,110.8

Revenues increased $244.0 million, or 28.1%, to $1,110.8 million in the first six months of 2005, primarily due to improved unit volume and unit product mix, mainly in the Americas. Worldwide unit shipments increased 15.1% to 41,906 units in the first six months of 2005 from 36,396 units in 2004, primarily due to a 4,312 increase in unit shipments in the Americas. The increase in product mix was primarily a result of a shift in sales to higher-priced lift trucks in all markets. Also contributing to the increase in revenues were price increases in all markets and the favorable impact of the translation of sales in foreign currencies to U.S. dollars, primarily in Europe, and an increase in sales of parts.
The following table identifies the components of the changes in operating profit for the first six months of 2005 compared with the first six months of 2004:

Operating
Profit

2004	$18.1

NACCO fees	(4.6)

13.5

Increase (decrease) in 2005 from:
Gross profit	31.1
Selling, general and administrative expenses	(11.2)
Foreign currency	(7.4)

2005	$26.0

NMHG Wholesale’s operating profit increased 43.6% to $26.0 million in the first six months of 2005 compared with $18.1 million in the first six months of 2004. Gross profit increased primarily due to price increases, increased volume and a favorable shift in mix to higher-margin lift trucks in the Americas and Europe. The benefit of the price increases was offset by increased material costs, particularly steel. Selling, general and administrative expenses increased primarily due to higher engineering and marketing expenses for NMHG’s new series of 1 to 8 ton internal combustion engine lift trucks, an increase in employee-related expenses and an increase in bad debt expense. Operating profit was also affected by unfavorable currency movements primarily due to the sourcing of trucks and components for the U.S. market from countries with appreciated currencies and the reinstatement of the management fee paid to NACCO in the first six months of 2005. The management fee was temporarily suspended in the first six months of 2004 in support of NMHG’s investment in new product development and related programs.
Net income increased $4.8 million to $11.7 million in the first six months of 2005 compared with $6.9 million in the first six months of 2004 as a result of the items affecting operating profit, an increase in Income from unconsolidated affiliates mainly due to improved earnings of Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a 50%-owned joint venture in Japan accounted for under the equity method and an increase in interest income as a result of additional funds available to invest. These increases in net income were partially offset by an increase in income taxes as previously discussed and an increase in interest expense due to an increase in affiliate debt.
NMHG Retail (net of eliminations)
The following table identifies the components of the changes in revenues for the first six months of 2005 compared with the first six months of 2004:

Revenues

2004	$99.7

Increase (decrease) in 2005 from:
Sale of German dealership	(2.4)
Europe	(0.4)
Asia-Pacific	1.7
Foreign currency	6.2
Eliminations	(13.6)

2005	$91.2

Revenues decreased 8.5% to $91.2 million for the six months ended June 30, 2005 compared with $99.7 million for the six months ended June 30, 2004. The decrease was primarily due to an increase in eliminations as a result of an increase in intercompany sales between NMHG Wholesale and NMHG Retail. The decrease in revenues was also due to the sale of NMHG Retail’s last wholly owned German dealership in January 2005 and lower revenues from used unit sales and rentals in Europe. The negative impact of the increase in eliminations and decrease in revenues in Europe was partially offset by the favorable impact of translating sales in foreign currencies to U.S. dollars as a result of the weaker U.S. dollar in the first six months of 2005 compared with the first six months of 2004. In Asia-Pacific, increases in unit sales and service revenues were partially offset by lower rental revenues.
The following table identifies the components of the changes in operating loss for the first six months of 2005 compared with the first six months of 2004:

Operating
Loss

2004	$(2.6)

Decrease (increase) in 2005 from:
Sale of French dealership	1.8
Europe	0.1
Asia-Pacific	(2.1)

2005	$(2.8)

NMHG Retail’s operating loss increased $0.2 million to $2.8 million in the first six months of 2005. The increase was primarily due to increased costs resulting in reduced margins on new trucks and increased employee-related costs in Asia-Pacific. The increased operating loss in Asia-Pacific was partially offset by the gain on the sale of a retail dealership in France in June 2005. NMHG expects to continue to sell lift trucks and service parts to the new independent owner of this dealership.
NMHG Retail’s net loss was $3.9 million in the first six months of 2005 and 2004. A $1.6 million decrease in interest expense in the first six months of 2005 compared with the first six months of 2004 as a result of a decrease in intercompany debt was offset by an increase in the loss on foreign currency and an increase in the provision for income taxes. The increase in the provision for income taxes was primarily due to the absence of a $0.8 million favorable tax settlement recognized in 2004 as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the six months ended June 30:

	2005	2004	Change

Operating activities:

Net income	$7.8	$3.0	$4.8
Depreciation and amortization	20.9	21.3	(0.4)
Other	(1.6)	3.8	(5.4)
Working capital changes, net of dispositions of businesses

Accounts receivable	(25.3)	3.6	(28.9)
Inventories	(53.0)	(38.0)	(15.0)
Accounts payable and other liabilities	3.2	19.4	(16.2)
Other	(0.5)	(1.2)	0.7

Net cash provided by (used for) operating activities	(48.5)	11.9	(60.4)

Investing activities:

Expenditures for property, plant and equipment	(18.0)	(18.2)	0.2
Proceeds from the sale of assets	4.3	4.8	(0.5)
Proceeds from the sale of businesses	3.9	—	3.9

Net cash used for investing activities	(9.8)	(13.4)	3.6

Cash flow before financing activities	$(58.3)	$(1.5)	$(56.8)

Net cash provided by (used for) operating activities decreased $60.4 million primarily due to the unfavorable impact of working capital changes which was negatively affected by changes in accounts receivable, accounts payable and inventories. The changes in accounts payable and accounts receivable were primarily due to timing differences of payments and receipts, as well as an increase in revenue. The increase in inventories was primarily due to the building of inventory in anticipation of the rearrangement of production lines later in 2005 as NMHG shifts to the production of new products.
Net cash used for investing activities decreased $3.6 million primarily due to cash received from the sale of two Retail dealerships in Europe during the first six months of 2005.

	2005	2004	Change

Financing activities:

Net reduction of long-term debt and revolving credit agreements	$(5.0)	$(13.7)	$8.7
Intercompany loans	39.0	—	39.0
Financing fees paid	—	(0.6)	0.6

Net cash provided by (used for) financing activities	$34.0	$(14.3)	$48.3

The change in net cash provided by (used for) financing activities in the first six months of 2005 compared with the first six months of 2004 was primarily due to an increase in debt levels to support the build-up of inventory and working capital requirements in anticipation of the launch of the new 1 to 8 ton product line.
Financing Activities
NMHG has a $135.0 million secured, floating-rate revolving credit facility (the “NMHG Facility”) that expires in May 2007. The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. At June 30, 2005, the borrowing base under the NMHG Facility was $92.5 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There were no borrowings outstanding under the NMHG Facility at June 30, 2005.
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
In addition to the amount outstanding under the Senior Notes, NMHG had borrowings of approximately $24.6 million at June 30, 2005 under various working capital facilities.
Both the NMHG Facility and terms of the Senior Notes include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. The NMHG Facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At June 30, 2005, NMHG was in compliance with all of its debt covenants.
NMHG believes that funds available under the NMHG Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of NMHG’s revolving credit facility in May 2007.
Contractual Obligations, Contingent Liabilities and Commitments
The Company previously disclosed in its financial statements for the year ended December 31, 2004 that NMHG expected to contribute approximately $5.6 million to its non-U.S. pension plans in 2005. NMHG now expects to contribute approximately $3.8 million to its non-U.S. pension plans in 2005.
Since December 31, 2004, there have been no other significant changes in the total amount of NMHG’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2004.
Capital Expenditures
Expenditures for property, plant and equipment were $15.5 million for NMHG Wholesale and $2.5 million for NMHG Retail during the first six months of 2005. These capital expenditures included tooling for new products, plant improvements, machinery, equipment and lease and rental fleet. Capital expenditures are estimated to be an additional $30.9 million for NMHG Wholesale and $1.2 million for NMHG Retail for the remainder of 2005. Planned expenditures for the remainder of 2005 include tooling related to the ongoing launch of the new 1 to 8 ton internal combustion engine lift trucks, investments in manufacturing equipment, plant improvements and rental fleet additions. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.
Capital Structure
NMHG’s capital structure is presented below:

	June 30	December 31
	2005	2004	Change

Total net tangible assets	$402.9	$382.6	$20.3
Goodwill and other intangibles	352.0	354.8	(2.8)

Net assets	754.9	737.4	17.5
Advances from NACCO	(39.0)	—	(39.0)
Other debt	(283.2)	(290.5)	7.3
Minority interest	—	(0.1)	0.1

Stockholder’s equity	$432.7	$446.8	$(14.1)

Debt to total capitalization	43%	39%	4%
The increase in total net tangible assets was primarily due to a $40.3 million increase in inventory partially offset by a $16.1 million decrease in property, plant and equipment. The increase in inventory was primarily due to the build-up of inventory in anticipation of the launch of the new 1 to 8 ton product line while the decrease in property, plant, and equipment was primarily due to a decrease in rental equipment.

Debt, including advances from NACCO, increased $31.7 million primarily as a result of the increase in inventory.
Stockholder’s equity decreased $14.1 million in the first six months of 2005 as a result of a $21.9 million decrease in accumulated other comprehensive income (loss) offset by $7.8 million of net income in the first six months of 2005. The change in accumulated other comprehensive income (loss) was due to a $19.4 million reduction in the cumulative foreign currency translation adjustment and a $2.5 million loss on deferred cash flow hedges.
RELATED PARTY TRANSACTIONS
NACCO typically charges its operating subsidiaries for services provided by its corporate headquarters. NACCO charged fees of $2.3 million and $4.6 million during the three and six months ended June 30, 2005, which were included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations. No such fees were charged to NMHG in the first six months of 2004.
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
OUTLOOK
NMHG Wholesale
Global lift truck markets continued to grow in the second quarter of 2005. NMHG Wholesale is hopeful that these increased levels will be sustained and will continue to improve going forward. NMHG Wholesale expects stronger lift truck markets in the second half of 2005 in the Americas and Asia-Pacific, resulting in increased volumes in the last half of 2005 in comparison with 2004 levels, and relatively flat lift truck markets in Europe compared with prior periods. NMHG Wholesale anticipates that its unit shipment levels for the last half of 2005 compared with the last half of 2004 will continue to increase at controlled rates to accommodate the phase in of newly designed products.
Despite the stronger lift truck markets, NMHG Wholesale expects the remainder of 2005 to be challenging. Results in the third quarter are historically lower than the second quarter as a result of summer vacation plant shutdowns. In addition, pricing challenges will continue as NMHG Wholesale works to continue to moderate the effect of increases in material costs, which are largely related to supplier price increases for steel. Price increases implemented by NMHG Wholesale during 2004 and in early 2005 are expected to continue to offset the effect of anticipated increased material costs in the second half of 2005, although NMHG Wholesale does not anticipate full recovery of the accumulated cost increases incurred since the beginning of 2004 by the end of 2005. Further, NMHG Wholesale continues to monitor changes in material costs, which appear to have begun to trend down from the peak levels at the end of 2004, and to evaluate the need and potential for future price increases in the context of managing backlog levels. In addition, although the dollar strengthened during the past quarter, past currency movements are expected to continue to affect current operations. As a result, NMHG Wholesale continues to work actively to change the sourcing of components from British pound sterling and euro areas to U.S. dollar and low cost areas on the assumption that currencies are likely to stay at levels that are not advantageous to NMHG Wholesale.
NMHG Wholesale is currently completing several significant initiatives that will benefit NMHG Wholesale long-term but are expected to increase costs and inefficiencies in the near-term, especially in the second half of 2005. These additional programs relate to NMHG Wholesale’s new product development and manufacturing restructuring activities. NMHG Wholesale introduced the first of the new 1 to 8 ton internal combustion engine lift trucks in the first quarter of 2005, with the expected introduction of all of these products by the first quarter of 2007. As a result of these ongoing initiatives, product development and product introduction costs are expected to continue at current high levels throughout the second half of 2005, as the introduction of the new lift trucks continues on schedule with the launches of the 2 to 3 ton pneumatic lift truck and the 1 to 2 ton cushion and pneumatic lift trucks in the third quarter of 2005. At the same time, the associated costs attributable to start-up inefficiencies and the ongoing manufacturing restructuring programs are expected to continue as some production moves to different facilities. The introduction of these new products will continue to put pressure on earnings in the third quarter of 2005. This pressure should be significantly alleviated by the end of 2005 as assembly lines move into full production of this first wave of new products. NMHG Wholesale expects to complete the majority of the rearrangement of the layout of its assembly lines in the Americas in the third quarter of 2005 resulting in a reduction in manufacturing costs and an improvement in productivity in 2006.
While the introduction of additional 1 to 8 ton products, as well as certain other programs, including the final changes in European production locations, are expected to continue to affect operating results unfavorably in 2006, the benefits from the increasing effect of pricing, other programs and expense reduction efforts already implemented are expected to provide significant benefits in 2006. Overall, NMHG Wholesale’s various long-term programs, particularly significant new product development programs, are expected to enhance profitability and generate growth increasingly as they mature in the 2006 to 2008 period.
NMHG Retail
In the last half of 2005, NMHG Retail expects to continue its programs to improve the performance of its wholly owned dealerships in order to meet its longer-term objective of achieving at least break-even results while building market position. However, restructuring and improvement programs will continue in 2005 without achieving the full benefit of those programs until future years.
FORWARD-LOOKING STATEMENTS
The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to the Company’s operations include, without limitation:
(1) changes in demand for lift trucks and related aftermarket parts and service on a worldwide basis, especially in the U.S. where the Company derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or changes in costs of raw materials or sourced products and labor, (4) customer acceptance of, changes in the prices of, or delays in the development of new products, (5) delays in manufacturing and delivery schedules, (6) changes in suppliers, (7) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (8) product liability or other litigation, warranty claims or returns of products, (9) delays in or increased costs of restructuring programs, (10) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (11) acquisitions and/or dispositions of dealerships by NMHG and (12) changes mandated by federal and state regulation including health, safety or environmental legislation.

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
Changes in internal control over financial reporting: During the second quarter of 2005 and subsequent to the date of their evaluation, there have been no material changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1	Legal Proceedings
None

Item 5	Other Information
None

Item 6	Exhibits
See Exhibit Index on page 36 of this quarterly report on Form 10-Q.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMHG Holding Co.

(Registrant)

Date August 8, 2005	/s/ Michael K. Smith

Michael K. Smith

Vice President Finance & Information Systems,
and Chief Financial Officer
(Authorized Officer and Principal
Financial and Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits
10.1	Letter Agreement between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation, dated May 31, 2005, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed by the Company on June 6, 2005, Commission File Number 333-89248.

31(i)(1)	Certification of Reginald R. Eklund pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(i)(2)	Certification of Michael K. Smith pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Reginald R. Eklund and Michael K. Smith

*	Numbered in accordance with Item 601 of Regulation S-K.