Form 10-Q
period 2005-09-30
NMHG HOLDING CO
filed 2005-11-03
CIK 1173514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2005
OR
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
YES ☑ NO☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO☑
     At October 31, 2005, 100 common shares were outstanding.

NMHG HOLDING CO.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
NMHG HOLDING CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31
	2005	2004
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$59.2	$97.4
Accounts receivable, net	268.0	254.6
Tax advances, NACCO Industries, Inc.	7.9	7.9
Inventories	358.5	319.6
Deferred income taxes	21.4	15.6
Prepaid expenses and other	22.9	23.2

Total Current Assets	737.9	718.3
Property, Plant and Equipment, Net	223.4	238.1
Goodwill	351.3	353.3
Other Non-current Assets	95.0	95.2

Total Assets	$1,407.6	$1,404.9

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$259.4	$303.9
Accounts payable, affiliate	20.2	25.2
Revolving credit agreements	22.6	9.2
Current maturities of long-term debt	10.4	11.8
Notes payable, parent company	39.0	—
Accrued payroll	25.5	28.2
Accrued warranty obligations	28.6	28.3
Other current liabilities	129.3	117.9

Total Current Liabilities	535.0	524.5

Long-term Debt	266.5	269.5

Other Non-current Liabilities	170.2	164.0

Minority Interest	—	0.1

Stockholder’s Equity
Common stock, par value $1 per share, 100 shares authorized; 100 shares outstanding	—	—
Capital in excess of par value	198.2	198.2
Retained earnings	260.6	248.3
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	25.3	46.1
Minimum pension liability adjustment	(47.1)	(47.1)
Deferred gain (loss) on cash flow hedging	(1.1)	1.3

	435.9	446.8

Total Liabilities and Stockholder’s Equity	$1,407.6	$1,404.9

See notes to unaudited condensed consolidated financial statements.

NMHG HOLDING CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005	2004
	(In millions)

Revenues	$563.5	$494.5	$1,765.5	$1,461.0
Cost of sales	480.6	420.6	1,510.3	1,239.9

Gross Profit	82.9	73.9	255.2	221.1

Selling, general and administrative expenses	70.7	68.7	219.8	200.4

Operating Profit	12.2	5.2	35.4	20.7

Other income (expense)
Interest expense	(9.0)	(8.3)	(25.8)	(25.5)
Income from unconsolidated affiliates	0.9	1.1	4.7	3.7
U.S. Customs award	—	6.7	—	6.7
Other	0.5	0.2	0.5	(0.2)

	(7.6)	(0.3)	(20.6)	(15.3)

Income Before Income Taxes and Minority Interest Income	4.6	4.9	14.8	5.4

Income tax provision (benefit)	0.1	0.6	2.6	(1.5)

Income Before Minority Interest Income	4.5	4.3	12.2	6.9

Minority interest income	—	0.1	0.1	0.5

Net Income	$4.5	$4.4	$12.3	$7.4

Comprehensive Income (Loss)	$3.2	$8.2	$(10.9)	$5.5

See notes to unaudited condensed consolidated financial statements.

NMHG HOLDING CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2005	2004
	(In millions)

Operating Activities
Net income	$12.3	$7.4
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	30.6	31.7
Amortization of deferred financing fees	2.1	2.8
Deferred income taxes	(4.9)	(4.2)
Minority interest income	(0.1)	(0.5)
Loss on the sale of assets	(1.1)	(0.4)
Other non-cash items	(5.1)	4.2
Working capital changes, net of dispositions of businesses
Affiliate receivable/ payable	5.1	10.5
Accounts receivable	(24.9)	(14.3)
Inventories	(53.7)	(63.5)
Other current assets	(2.4)	(3.3)
Accounts payable and other liabilities	(25.0)	18.3

Net cash used for operating activities	(67.1)	(11.3)

Investing Activities
Expenditures for property, plant and equipment	(28.9)	(27.0)
Proceeds from the sale of assets	7.4	6.8
Proceeds from the sale of businesses	3.9	—
Other	(1.0)	1.9

Net cash used for investing activities	(18.6)	(18.3)

Financing Activities
Additions to long-term debt and revolving credit agreements	23.5	31.8
Reductions of long-term debt and revolving credit agreements	(13.1)	(50.2)
Notes payable, parent company	39.0	20.0
Financing fees paid	—	(0.7)

Net cash provided by financing activities	49.4	0.9

Effect of exchange rate changes on cash	(1.9)	(2.2)

Cash and Cash Equivalents
Decrease for the period	(38.2)	(30.9)
Balance at the beginning of the period	97.4	61.3

Balance at the end of the period	$59.2	$30.4

See notes to unaudited condensed consolidated financial statements.

NMHG HOLDING CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	NINE MONTHS ENDED
	SEPTEMBER 30
	2005	2004
	(In millions)
Common Stock	$—	$—

Capital in Excess of Par Value	198.2	198.2

Retained Earnings
Beginning balance	248.3	238.2
Net income	12.3	7.4

	260.6	245.6

Accumulated Other Comprehensive Income (Loss)
Beginning balance	0.3	(11.6)
Foreign currency translation adjustment	(20.8)	(0.6)
Reclassification of hedging activity into earnings	(0.8)	(1.8)
Current period cash flow hedging activity	(1.6)	0.5

	(22.9)	(13.5)

Total Stockholder’s Equity	$435.9	$430.3

See notes to unaudited condensed consolidated financial statements.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2005 and the results of its operations for the three and nine months ended September 30, 2005 and 2004 and the results of its cash flows and changes in stockholder’s equity for the nine months ended September 30, 2005 and 2004 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. All significant intercompany accounts and transactions among the consolidated companies are eliminated in consolidation.
The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.
Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Certain prior period amounts have been reclassified to conform to the current period’s presentation.
Note 2 — Recently Issued Accounting Standards
EITF No. 05-6: In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF No. 05-6 requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company does not expect the adoption of EITF No. 05-6 to have a material impact on the Company’s financial position or results of operations.
SFAS No. 154: In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial position or results of operations.
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
Note 3 — Restructuring
2002 Restructuring Program
As announced in December 2002, NMHG Wholesale has phased out its Lenoir, North Carolina lift truck component facility and is restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million in 2002. Of this amount, $3.8 million related to a non-cash asset impairment charge for a building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets; and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments of $0.8 million were made to approximately 50 employees during the first nine months of 2005. Payments are expected to continue through 2006. The final $0.1 million for post-employment medical benefits was paid during the first nine months of 2005 and is included in the table below under “Other.” During the first nine months of 2005, $0.5 million of the accrual for severance was reversed as actual payments are expected to be less than originally estimated.
Additional restructuring related costs, primarily related to manufacturing inefficiencies, which were not eligible for accrual as of December 31, 2002, were $2.9 million and $5.1 million in the first nine months of 2005 and 2004, respectively. Of the $2.9 million additional costs incurred during the first nine months of 2005, $2.8 million is classified as Cost of sales and $0.1 million is classified as Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statement of Operations. Of the $5.1 million additional costs incurred during the first nine months of 2004, $4.7 million is classified as Cost of sales and $0.4 million is classified as Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statement of Operations.
2001 Restructuring Program
NMHG Retail recognized a restructuring charge of approximately $4.7 million in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. Final severance payments were made during 2004. Final lease payments of $0.2 million were made during the first nine months of 2005.
Following is a rollforward of the restructuring liability:

		Lease
	Severance	Impairment	Other	Total
NMHG Wholesale
Balance at December 31, 2004	$4.2	$—	$0.1	$4.3
Foreign currency effect	(0.4)	—	—	(0.4)
Reversals	(0.5)	—	—	(0.5)
Payments	(0.8)	—	(0.1)	(0.9)

Balance at September 30, 2005	$2.5	$—	$—	$2.5

NMHG Retail
Balance at December 31, 2004	$—	$0.2	$—	$0.2
Payments	—	(0.2)	—	(0.2)

Balance at September 30, 2005	$—	$—	$—	$—

Note 4 — Inventories
Inventories are summarized as follows:

	SEPTEMBER 30	DECEMBER 31
	2005	2004

Manufactured inventories:
Finished goods and service parts	$167.1	$146.0
Raw materials and work in process	196.3	174.2

Total manufactured inventories	363.4	320.2

Retail inventories:	33.0	29.9

Total inventories at FIFO	396.4	350.1

LIFO reserve	(37.9)	(30.5)

	$358.5	$319.6

The cost of certain manufactured and retail inventories has been determined using the LIFO method. At September 30, 2005 and December 31, 2004, 59% and 62%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.
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
NMHG has a 50% ownership interest in Sumitomo NACCO Materials Handling Company, Ltd. (“SN”), a limited liability company which was formed primarily for the manufacture and distribution of Sumitomo-Yale and Shinko branded lift trucks in Japan and the export of Hyster® and Yale® branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms. NMHG’s ownership in SN is also accounted for using the equity method of accounting.
The Company’s percentage share of the net income from its equity investments in NFS and SN are reported on the line Income from unconsolidated affiliates in the Other income (expense) section of the Unaudited Condensed Consolidated Statements of Operations.
Summarized financial information for these equity investments is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005	2004

Revenues	$77.6	$73.4	$241.9	$216.5
Gross Profit	$22.0	$23.6	$73.6	$72.5
Income from continuing operations	$2.4	$4.7	$13.1	$14.9
Net income	$2.4	$4.7	$13.1	$14.9

Note 6 — Guarantees and Contingencies
Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at September 30, 2005 and December 31, 2004 were $196.0 million and $203.7 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and have been reserved for in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at September 30, 2005 was approximately $218.4 million, based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. In 2005, two dealers for which NMHG provided a guarantee or standby recourse or repurchase obligations defaulted under their obligations to NFS. NMHG believes that amounts currently reserved related to these guarantees are adequate and the net losses resulting from the customers’ defaults did not have a material impact on NMHG’s results of operations.
NMHG has a 20% ownership interest in NFS, a joint venture with GECC, formed primarily for the purpose of providing financial services to Hyster® and Yale® lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third-parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of the customer or concentration issues within GECC necessitates NMHG providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At September 30, 2005, $155.2 million of the $196.0 million of guarantees discussed above related to transactions with NFS. In addition, in connection with the current joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At September 30, 2005, the amount of NFS’ debt guaranteed by NMHG was $126.0 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. For the new 1 to 8 ton trucks, NMHG provides an extended powertrain warranty of two years or 2,000 hours as part of the standard warranty. In addition, NMHG sells extended warranty agreements, which provide additional warranty up to three to five years or up to 3,600 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs are incurred to perform under the warranty contracts, in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim. The Company also maintains a quality enhancement program under which it provides for specifically identified field product improvements in its warranty obligation. Accruals under this program are determined based on estimates of the potential number of claims to be processed and the cost of processing those claims based on historical costs. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Changes in the Company’s current and long-term warranty obligations, including deferred revenue on extended warranty contracts are as follows:

2005
Balance at the beginning of the year	$40.5
Warranties issued	26.1
Settlements made	(24.8)
Foreign currency effect	(0.4)

Balance at September 30	$41.4

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
A reconciliation of the Company’s consolidated federal statutory and effective income tax is as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2005	2004	2005	2004

Income before income taxes and minority interest:	$4.6	$4.9	$14.8	$5.4

Statutory taxes (benefit) at 35%	$1.6	$1.7	$5.2	$1.9

Discrete items:
NMHG Wholesale settlements	—	—	(1.9)	(1.5)
NMHG Wholesale change in tax law	—	—	1.6	—
NMHG Retail settlements	—	—	—	(0.8)
Other	(0.5)	(0.4)	(0.2)	(0.4)

	(0.5)	(0.4)	(0.5)	(2.7)

Other permanent items
NMHG Wholesale equity interest earnings	(0.4)	(0.6)	(1.2)	(0.5)
Other	(0.6)	(0.1)	(0.9)	(0.2)

	(1.0)	(0.7)	(2.1)	(0.7)

Income tax provision (benefit)	$0.1	$0.6	$2.6	$(1.5)

Effective income tax rate	2.2%	12.2%	17.6%	(27.8%)

Effective income tax rate excluding discrete items	13.0%	20.4%	20.9%	22.2%

NMHG Wholesale: During the nine months ended September 30, 2005 and 2004, NMHG Wholesale’s effective income tax rate was affected by the settlement of income tax audits and transfer pricing disputes with various taxing authorities. During the nine months ended September 30, 2005, these benefits were offset by the elimination of deferred tax assets which NMHG Wholesale will not be able to recognize due to state income tax law changes enacted in Ohio.
NMHG Retail: During the nine months ended September 30, 2004, NMHG Retail’s effective income tax rate was affected by the settlement of a foreign income tax claim in Asia-Pacific.
Excluding the impact of the discrete items discussed above, the effective income tax rates for the three and nine months ended September 30, 2005 are lower than the effective income tax rates for the three and nine months ended September 30, 2004, mainly due to increased equity earnings in unconsolidated subsidiaries and a shift in the mix of forecasted earning. The Company’s consolidated effective income tax rate is lower than the statutory income tax rate primarily due to the benefit of equity earnings in unconsolidated subsidiaries.
As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was enacted on October 22, 2004. The financial results of the Company do not reflect the impact of the repatriation provisions included in the Jobs Act. The Company’s best estimate of the range of possible amounts that may be repatriated subject to the Dividend Exclusion provisions of the Jobs Act is $0 to $70.0 million upon which the estimated range of tax expense would be $0 to $2.5 million under the current guidance. The Company expects to complete its evaluation related to the possible repatriation of foreign earnings during the fourth quarter of 2005.

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
The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute approximately $4.1 million and $5.6 million to its U.S. and non-U.S. pension plans, respectively, in 2005. The Company revised these expectations in the first quarter of 2005 and anticipates contributing approximately $3.9 million and $3.8 million to its U.S. and non-U.S. pension plans, respectively, in 2005. For the nine months ended September 30, 2005, the Company contributed $3.1 million to its U.S. pension plans and $2.8 million to its non-U.S. pension plans.
The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. The plans have no assets. Under the Company’s current policy, plan benefits are funded at the time they are due to participants or beneficiaries.
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
The components of pension and post-retirement (income) expense are set forth below:

	September 30		September 30
	2005	2004	2005	2004
U.S. Pension
Service cost	$0.1	$—	$0.3	$0.2
Interest cost	1.1	1.1	3.2	3.2
Expected return on plan assets	(1.1)	(1.1)	(3.3)	(3.3)
Net amortization	0.3	0.3	1.5	0.9

Total	$0.4	$0.3	$1.7	$1.0

Non-U.S. Pension
Service cost	$0.6	$0.7	$2.0	$2.0
Interest cost	1.5	1.3	4.7	3.9
Expected return on plan assets	(1.6)	(1.8)	(5.0)	(5.2)
Employee contributions	(0.2)	(0.1)	(0.7)	(0.4)
Net amortization	1.0	0.6	2.9	1.8

Total	$1.3	$0.7	$3.9	$2.1

Post-retirement
Service cost	$—	$0.1	$—	$0.1
Interest cost	0.1	0.1	0.4	0.4

Total	$0.1	$0.2	$0.4	$0.5

Note 9 — Unaudited Condensed Consolidating Guarantor and Non-Guarantor Financial Information
The following tables set forth the Unaudited Condensed Consolidating Balance Sheets as of September 30, 2005 and December 31, 2004, the Unaudited Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2005 and 2004 and the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004. The following information is included as a result of the guarantee of the NMHG’s Senior Notes by each of NMHG’s wholly owned U.S. subsidiaries (“Guarantor Companies”). None of the Company’s other subsidiaries has guaranteed the Senior Notes. Each of the guarantees is joint and several and full and unconditional. “NMHG Holding” includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AT SEPTEMBER 30, 2005

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated

Cash and cash equivalents	$—	$7.0	$52.2	$—	$59.2
Accounts and notes receivable, net	11.5	126.1	215.7	(85.3)	268.0
Inventories	—	176.0	182.5	—	358.5
Other current assets	—	55.4	18.8	(22.0)	52.2

Total current assets	11.5	364.5	469.2	(107.3)	737.9

Property, plant and equipment, net	—	133.0	90.4	—	223.4
Goodwill	—	307.3	44.0	—	351.3
Other non-current assets	697.1	370.8	23.4	(996.3)	95.0

Total assets	$708.6	$1,175.6	$627.0	$(1,103.6)	$1,407.6

Accounts payable	$—	$170.7	$175.3	$(66.4)	$279.6
Other current liabilities	9.6	160.1	104.1	(41.0)	232.8
Revolving credit agreements	15.0	—	7.6	—	22.6

Total current liabilities	24.6	330.8	287.0	(107.4)	535.0

Long-term debt	248.1	288.1	44.9	(314.6)	266.5
Other non-current liabilities	—	138.7	50.2	(18.7)	170.2

Stockholder’s equity	435.9	418.0	244.9	(662.9)	435.9

Total liabilities and stockholder’s equity	$708.6	$1,175.6	$627.0	$(1,103.6)	$1,407.6

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AT DECEMBER 31, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated

Cash and cash equivalents	$—	$39.6	$57.8	$—	$97.4
Accounts and notes receivable, net	6.6	95.9	258.6	(106.5)	254.6
Inventories	—	168.0	151.6	—	319.6
Other current assets	2.3	55.9	19.7	(31.2)	46.7

Total current assets	8.9	359.4	487.7	(137.7)	718.3

Property, plant and equipment, net	—	134.2	103.9	—	238.1
Goodwill	—	307.2	46.1	—	353.3
Other non-current assets	689.0	356.9	29.2	(979.9)	95.2

Total assets	$697.9	$1,157.7	$666.9	$(1,117.6)	$1,404.9

Accounts payable	$—	$231.6	$193.6	$(96.1)	$329.1
Other current liabilities	3.3	105.7	112.9	(35.7)	186.2
Revolving credit agreements	—	—	9.2	—	9.2

Total current liabilities	3.3	337.3	315.7	(131.8)	524.5

Long-term debt	247.8	270.7	53.7	(302.7)	269.5
Other non-current liabilities	—	123.4	61.1	(20.4)	164.1

Stockholder’s equity	446.8	426.3	236.4	(662.7)	446.8

Total liabilities and stockholder’s equity	$697.9	$1,157.7	$666.9	$(1,117.6)	$1,404.9

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated

Revenues	$—	$357.6	$273.8	$(67.9)	$563.5

Cost of sales	—	318.8	229.7	(67.9)	480.6

Selling, general and administrative expenses	—	42.2	28.5	—	70.7

Operating profit (loss)	—	(3.4)	15.6	—	12.2

Interest expense	—	(6.5)	(2.5)	—	(9.0)
Income from unconsolidated affiliates	4.5	9.3	—	(12.9)	0.9
Other income (expense)	—	0.8	(0.3)	—	0.5

Income before income taxes and minority interest income	4.5	0.2	12.8	(12.9)	4.6

Income tax provision (benefit)	—	(4.3)	4.4	—	0.1

Income before minority interest income	4.5	4.5	8.4	(12.9)	4.5

Minority interest income	—	—	—	—	—

Net income	$4.5	$4.5	$8.4	$(12.9)	$4.5

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated

Revenues	$—	$294.6	$266.6	$(66.7)	$494.5

Cost of sales	—	256.7	230.6	(66.7)	420.6

Selling, general and administrative expenses	—	34.4	34.3	—	68.7

Operating profit	—	3.5	1.7	—	5.2

Interest expense	—	(6.3)	(2.0)	—	(8.3)
Income from unconsolidated affiliates	4.4	1.6	—	(4.9)	1.1
Other income (expense)	—	7.4	(0.5)	—	6.9

Income (loss) before income taxes and minority interest income	4.4	6.2	(0.8)	(4.9)	4.9

Income tax provision (benefit)	—	1.5	(0.9)	—	0.6

Income before minority interest income	4.4	4.7	0.1	(4.9)	4.3

Minority interest income	—	—	0.1	—	0.1

Net income	$4.4	$4.7	$0.2	$(4.9)	$4.4

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated

Revenues	$—	$1,087.7	$933.6	$(255.8)	$1,765.5

Cost of sales	—	965.4	800.7	(255.8)	1,510.3

Selling, general and administrative expenses	—	117.4	102.4	—	219.8

Operating profit	—	4.9	30.5	—	35.4

Interest expense	—	(19.1)	(6.7)	—	(25.8)
Income from unconsolidated affiliates	12.3	21.5	—	(29.1)	4.7
Other income (expense)	—	1.5	(1.0)	—	0.5

Income before income taxes and minority interest income	12.3	8.8	22.8	(29.1)	14.8

Income tax provision (benefit)	—	(3.5)	6.1	—	2.6

Income before minority interest income	12.3	12.3	16.7	(29.1)	12.2

Minority interest income	—	—	0.1	—	0.1

Net income	$12.3	$12.3	$16.8	$(29.1)	$12.3

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated

Revenues	$—	$853.5	$818.7	$(211.2)	$1,461.0

Cost of sales	—	746.4	704.7	(211.2)	1,239.9

Selling, general and administrative expenses	—	98.8	101.6	—	200.4

Operating profit	—	8.3	12.4	—	20.7

Interest expense	—	(19.6)	(5.9)	—	(25.5)
Income from unconsolidated affiliates	7.4	9.6	—	(13.3)	3.7
Other income (expense)	—	7.6	(1.1)	—	6.5

Income before income taxes and minority interest income	7.4	5.9	5.4	(13.3)	5.4

Income tax provision (benefit)	—	(1.8)	0.3	—	(1.5)

Income before minority interest income	7.4	7.7	5.1	(13.3)	6.9

Minority interest income	—	—	0.5	—	0.5

Net income	$7.4	$7.7	$5.6	$(13.3)	$7.4

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated

Net cash provided by (used for) operating activities	$—	$(80.8)	$13.7	$—	$(67.1)

Investing activities
Expenditures for property, plant and equipment	—	(14.9)	(14.0)	—	(28.9)
Proceeds from the sale of assets	—	2.1	9.2	—	11.3
Other	—	(5.1)	(1.0)	5.1	(1.0)

Net cash used for investing activities	—	(17.9)	(5.8)	5.1	(18.6)

Financing activities
Net reductions to long-term debt and revolving credit agreements	15.0	0.7	(5.3)	—	10.4
Notes receivable/payable, affiliates	(15.0)	65.4	(11.4)	—	39.0
Other	—	—	5.1	(5.1)	—

Net cash provided by (used for) financing activities	—	66.1	(11.6)	(5.1)	49.4

Effect of exchange rate changes on cash	—	—	(1.9)	—	(1.9)

Cash and cash equivalents
Decrease for the period	—	(32.6)	(5.6)	—	(38.2)
Balance at beginning of the period	—	39.6	57.8	—	97.4

Balance at the end of the period	$—	$7.0	$52.2	$—	$59.2

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated

Net cash provided by (used for) operating activities	$—	$9.7	$(21.0)	$—	$(11.3)

Investing activities
Expenditures for property, plant and equipment	—	(11.3)	(15.7)	—	(27.0)
Proceeds from the sale of assets	—	0.9	5.9	—	6.8
Other — net	—		1.9	—	1.9

Net cash used for investing activities	—	(10.4)	(7.9)	—	(18.3)

Financing activities
Net reductions of long-term debt and revolving credit agreements	—	(1.6)	(16.8)	—	(18.4)
Notes receivable/payable, affiliates	0.7	(6.4)	25.7	—	20.0
Other	(0.7)	0.2	(0.2)	—	(0.7)

Net cash provided by (used for) financing activities	—	(7.8)	8.7	—	0.9

Effect of exchange rate changes on cash	—	—	(2.2)	—	(2.2)

Cash and cash equivalents
Decrease for the period	—	(8.5)	(22.4)	—	(30.9)
Balance at beginning of the period	—	15.4	45.9	—	61.3

Balance at the end of the period	$—	$6.9	$23.5	$—	$30.4

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005	2004

Revenues from external customers
NMHG Wholesale	$516.6	$449.7	$1,627.4	$1,316.5
NMHG Retail	64.1	60.7	197.8	190.8
NMHG Eliminations	(17.2)	(15.9)	(59.7)	(46.3)

	$563.5	$494.5	$1,765.5	$1,461.0

Gross profit
NMHG Wholesale	$70.5	$61.9	$220.8	$186.7
NMHG Retail	11.7	12.2	33.7	34.7
NMHG Eliminations	0.7	(0.2)	0.7	(0.3)

	$82.9	$73.9	$255.2	$221.1

Selling, general and administrative expenses
NMHG Wholesale	$57.6	$57.2	$181.9	$163.9
NMHG Retail	13.1	11.5	37.9	36.6
NMHG Eliminations	—	—	—	(0.1)

	$70.7	$68.7	$219.8	$200.4

Operating profit (loss)
NMHG Wholesale	$12.9	$4.7	$38.9	$22.8
NMHG Retail	(1.4)	0.7	(4.2)	(1.9)
NMHG Eliminations	0.7	(0.2)	0.7	(0.2)

	$12.2	$5.2	$35.4	$20.7

Interest expense
NMHG Wholesale	$(8.2)	$(6.6)	$(23.4)	$(20.6)
NMHG Retail	(0.7)	(1.5)	(1.8)	(4.1)
NMHG Eliminations	(0.1)	(0.2)	(0.6)	(0.8)

	$(9.0)	$(8.3)	$(25.8)	$(25.5)

Interest income
NMHG Wholesale	$0.7	$0.5	$2.3	$1.3
NMHG Retail	—	0.1	0.1	0.1

	$0.7	$0.6	$2.4	$1.4

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005	2004

Other income (expense) — (excluding interest income)
NMHG Wholesale	$0.9	$7.4	$3.6	$8.9
NMHG Retail	—	0.1	(0.5)	0.1
NMHG Eliminations	(0.2)	(0.1)	(0.3)	(0.2)

	$0.7	$7.4	$2.8	$8.8

Income tax provision (benefit)
NMHG Wholesale	$0.6	$1.0	$4.1	$0.9
NMHG Retail	(0.9)	(0.8)	(1.5)	(2.2)
NMHG Eliminations	0.4	0.4	—	(0.2)

	$0.1	$0.6	$2.6	$(1.5)

Net income (loss)
NMHG Wholesale	$5.7	$5.1	$17.4	$12.0
NMHG Retail	(1.2)	0.2	(4.9)	(3.6)
NMHG Eliminations	—	(0.9)	(0.2)	(1.0)

	$4.5	$4.4	$12.3	$7.4

Depreciation and amortization
NMHG Wholesale	$7.1	$6.7	$20.8	$20.0
NMHG Retail	2.6	3.7	9.8	11.7

	$9.7	$10.4	$30.6	$31.7

Capital expenditures
NMHG Wholesale	$10.0	$5.4	$25.5	$20.8
NMHG Retail	0.9	3.4	3.4	6.2

	$10.9	$8.8	$28.9	$27.0

	SEPTEMBER 30	DECEMBER 31
	2005	2004
Total assets
NMHG Wholesale	$1,435.0	$1,307.4
NMHG Retail	137.2	170.6
NMHG Eliminations	(164.6)	(73.1)

	$1,407.6	$1,404.9

NACCO typically charges fees to its operating subsidiaries, including NMHG. The amounts charged to NMHG for the three and nine months ended September 30, 2005 were $2.4 million and $7.0 million, respectively. This compares to $2.3 million for the three and nine months ended September 30, 2004. The decrease in the year-to-date amount in 2005 compared to 2004 is due to no amount being charged for the six months ended June 30, 2004. These amounts are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

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

FINANCIAL REVIEW
The segment and geographic results of operations for NMHG were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2005	2004	2005	2004
Revenues
Wholesale
Americas	$369.6	$296.5	$1,100.2	$850.1
Europe	111.9	122.1	420.1	382.0
Asia-Pacific	35.1	31.1	107.1	84.4

	516.6	449.7	1,627.4	1,316.5

Retail (net of eliminations)
Europe	17.6	21.2	57.7	64.1
Asia-Pacific	29.3	23.6	80.4	80.4

	46.9	44.8	138.1	144.5

NMHG Consolidated	$563.5	$494.5	$1,765.5	$1,461.0

Operating profit (loss)
Wholesale
Americas	$17.2	$5.0	$31.9	$15.2
Europe	(6.0)	(1.2)	3.9	5.4
Asia-Pacific	1.7	0.9	3.1	2.2

	12.9	4.7	38.9	22.8

Retail (net of eliminations)
Europe	(0.4)	(0.4)	0.8	(1.9)
Asia-Pacific	(0.3)	0.9	(4.3)	(0.2)

	(0.7)	0.5	(3.5)	(2.1)

NMHG Consolidated	$12.2	$5.2	$35.4	$20.7

Interest expense
Wholesale	$(8.2)	$(6.6)	$(23.4)	$(20.6)
Retail (net of eliminations)	(0.8)	(1.7)	(2.4)	(4.9)

NMHG Consolidated	$(9.0)	$(8.3)	$(25.8)	$(25.5)

Other income (expense)
Wholesale	$1.6	$7.9	$5.9	$10.2
Retail (net of eliminations)	(0.2)	0.1	(0.7)	—

NMHG Consolidated	$1.4	$8.0	$5.2	$10.2

Net income (loss)
Wholesale	$5.7	$5.1	$17.4	$12.0
Retail (net of eliminations)	(1.2)	(0.7)	(5.1)	(4.6)

NMHG Consolidated	$4.5	$4.4	$12.3	$7.4

Effective income tax rate
Wholesale	9.5%	16.7%	19.2%	7.3%
Retail (net of eliminations)	29.4%	36.4%	22.7%	34.3%
NMHG Consolidated	2.2%	12.2%	17.6%	(27.8%)
See the discussion of the effective income tax rate in Note 7 of the Unaudited Condensed Consolidated Financial Statements.

Third Quarter of 2005 Compared with Third Quarter of 2004
NMHG Wholesale
The following table identifies the components of the changes in revenues for the third quarter of 2005 compared with the third quarter of 2004:

Revenues

2004	$449.7

Increase in 2005 from:
Unit product mix	31.1
Unit price	16.1
Unit volume	8.7
Parts	8.6
Foreign currency	2.4

2005	$516.6

Revenues increased $66.9 million, or 14.9%, to $516.6 million in the third quarter of 2005, primarily due to favorable product mix as a result of a shift in sales to higher-priced lift trucks and price increases, primarily in the Americas. Starting in 2004, NMHG implemented price increases to help offset increased material costs, primarily due to higher commodity costs for steel. Unit volume also improved as worldwide unit shipments increased 2.3% to 19,122 units in the third quarter of 2005 from 18,691 units in the third quarter of 2004, primarily from an increase of 1,244 unit shipments in the Americas. Also contributing to the increase in revenues was an increase in sales of parts and the favorable impact of the translation of sales in foreign currencies to U.S. dollars.
The following table identifies the components of the changes in operating profit for the third quarter of 2005 compared with the third quarter of 2004:

Operating
Profit

2004	$4.7

Increase (decrease) in 2005 from:
Gross profit	10.0
Foreign currency	(1.3)
Selling, general and administrative expenses	(0.3)
Other	(0.2)

2005	$12.9

NMHG Wholesale’s operating profit increased by $8.2 million to $12.9 million in the third quarter of 2005 compared with $4.7 million in the third quarter of 2004. Gross profit increased primarily due to price increases of $16.1 million and a favorable shift in mix to higher-margin lift trucks in the Americas. Price increases were implemented during the second half of 2004 and the first quarter of 2005 to offset increased material costs, mainly higher commodity costs for steel. Increased material costs of $7.8 million in the third quarter of 2005 as well as unfavorable overhead costs attributable to start-up inefficiencies associated with the launch of the 1 to 8 ton products partially offset the favorable impact of price increases and continued to unfavorably affect gross profit. Operating profit was also affected by unfavorable currency movements primarily due to the sourcing of trucks and component parts for the U.S. market from countries with appreciated currencies.
Net income increased to $5.7 million in the third quarter of 2005 compared with $5.1 million in the third quarter of 2004 as a result of the increase in operating profit, partially offset by the absence of a $6.7 million pre-tax anti-dumping settlement award from U.S. Customs received in the third quarter of 2004.

Backlog
The worldwide backlog level was 25,600 units at September 30, 2005 compared with 26,800 units at September 30, 2004 and 23,900 units at June 30, 2005.
NMHG Retail (net of eliminations)
The following table identifies the components of the changes in revenues for the third quarter of 2005 compared with the third quarter of 2004:

Revenues

2004	$44.8

Increase (decrease) in 2005 from:
Sale of European dealerships	(4.2)
Europe	(0.9)
Asia-Pacific	5.5
Foreign currency	2.9
Eliminations	(1.2)

2005	$46.9

Revenues increased 4.7% to $46.9 million for the quarter ended September 30, 2005 compared with $44.8 million in the quarter ended September 30, 2004. The increase was primarily the result of higher unit sales and favorable foreign currency movements in Asia-Pacific, partially offset by reduced revenues due to the sale of two retail dealerships in Europe in the first half of 2005. Revenue was also unfavorably affected by an increase in eliminations as a result of an increase in intercompany sales between NMHG Wholesale and NMHG Retail.
The following table identifies the components of the changes in operating profit (loss) for the third quarter of 2005 compared with the third quarter of 2004:

Operating
Profit (Loss)

2004	$0.5

Increase (decrease) in 2005 from:
Sale of European dealerships	(0.4)
Asia-Pacific	(2.0)
Eliminations	1.2

2005	$(0.7)

NMHG Retail’s operating profit decreased $1.2 million to an operating loss of $0.7 million in the third quarter of 2005 compared with an operating profit of $0.5 million in the third quarter of 2004. The decrease was primarily from unfavorable margins on new units, lower rental margins and increased employee-related costs in Asia-Pacific, as well as lower operating profit in Europe due to the sale of two retail dealerships and the absence of the operating profit from these dealers since their dates of sale in January and June of 2005. These decreases were partially offset by a decrease in the elimination of intercompany profits on sales from NMHG Wholesale to NMHG Retail.
NMHG Retail’s net loss increased $0.5 million to $1.2 million in the third quarter of 2005 compared with $0.7 million in the third quarter of 2004 due to the factors affecting operating loss, partially offset by a decrease in interest expense as a result of a decrease in intercompany debt.

First Nine Months of 2005 Compared with First Nine Months of 2004
NMHG Wholesale
The following table identifies the components of the changes in revenues for the first nine months of 2005 compared with the first nine months of 2004:

Revenues

2004	$1,316.5

Increase in 2005 from:
Unit volume	118.1
Unit product mix	98.9
Unit price	50.3
Parts	23.1
Foreign currency	20.5

2005	$1,627.4

Revenues increased $310.9 million, or 23.6%, to $1,627.4 million in the first nine months of 2005, mainly from improved unit volume, primarily in the Americas. Worldwide unit shipments increased 10.8% to 61,028 units in the first nine months of 2005 from 55,087 units in 2004, principally from an increase in unit shipments of 5,556 in the Americas. Also contributing to the increase in revenues were an increase in product mix primarily as a result of a shift in sales to higher-priced lift trucks, price increases in all markets, an increase in sales of parts and the favorable impact of the translation of sales in foreign currencies to U.S. dollars, primarily in Europe.
The following table identifies the components of the changes in operating profit for the first nine months of 2005 compared with the first nine months of 2004:

Operating
Profit

2004	$22.8

NACCO fees	(4.7)

18.1

Increase (decrease) in 2005 from:
Gross profit	40.5
Selling, general and administrative expenses	(11.5)
Foreign currency	(8.0)
Other	(0.2)

2005	$38.9

NMHG Wholesale’s operating profit increased to $38.9 million in the first nine months of 2005 compared with $22.8 million in the first nine months of 2004. Gross profit increased primarily due to price increases, higher unit and part sales volumes and a favorable shift in mix to higher-margin lift trucks in the Americas and Europe. The benefit of the price increases was almost completely offset by increased material costs, particularly steel. Selling, general and administrative expenses increased primarily due to higher engineering and marketing expenses for NMHG’s new series of 1 to 8 ton internal combustion engine lift trucks, an increase in employee-related expenses and an increase in bad debt expense. Operating profit was also affected by unfavorable currency movements primarily due to the sourcing of trucks and component parts for the U.S. market from countries with appreciated currencies and the reinstatement of the management fee paid to NACCO during 2005. The management fee was temporarily suspended for a portion of 2004 in support of NMHG’s investment in new product development and related programs.
Net income increased $5.4 million to $17.4 million in the first nine months of 2005 compared with $12.0 million in the first nine months of 2004 as a result of the items affecting operating profit, an increase in interest income as a result of additional funds available to invest and an increase in Income from unconsolidated affiliates mainly due to improved earnings of Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a 50%-owned joint venture in Japan accounted for under the equity method. These increases in net income were partially offset by the absence of a $6.7 million pre-tax anti-dumping settlement award from U.S. Customs received in the third quarter of 2004, an increase in interest expense due to an increase in affiliate debt and an increase in income tax expense during the first nine months of 2005.
NMHG Retail (net of eliminations)
The following table identifies the components of the changes in revenues for the first nine months of 2005 compared with the first nine months of 2004:

Revenues

2004	$144.5

Increase (decrease) in 2005 from:
Sale of European dealerships	(6.6)
Europe	(1.3)
Asia-Pacific	7.2
Foreign currency	9.1
Eliminations	(14.8)

2005	$138.1

Revenues decreased 4.4% to $138.1 million for the nine months ended September 30, 2005 compared with $144.5 million for the nine months ended September 30, 2004. The decrease was primarily due to an increase in eliminations as a result of an increase in intercompany sales between NMHG Wholesale and NMHG Retail. Also contributing to the decrease in revenues were the sale of two wholly owned dealerships in Europe during the first half of 2005 and lower revenues from used unit sales and rentals in Europe. The negative impact of the increase in eliminations and decrease in revenues in Europe was partially offset by the favorable effect of translating sales in foreign currencies to U.S. dollars as a result of the weaker U.S. dollar in the first nine months of 2005 compared with the first nine months of 2004 and increases in unit sales and service revenues in Asia-Pacific.
The following table identifies the components of the changes in operating loss for the first nine months of 2005 compared with the first nine months of 2004:

Operating Loss

2004	$(2.1)

Decrease (increase) in 2005 from:
Sale of European dealerships	1.5
Asia-Pacific	(4.1)
Eliminations	1.2

2005	$(3.5)

NMHG Retail’s operating loss increased $1.4 million to $3.5 million in the first nine months of 2005. The increase was primarily due to increased costs resulting in reduced margins on new trucks, lower rental margins and increased employee-related costs in Asia-Pacific. The increased operating loss in Asia-Pacific was partially offset by the gain on the sale of a retail dealership in France in June 2005 and a decrease in the elimination of intercompany profits on sales from NMHG Wholesale to NMHG Retail.
NMHG Retail’s net loss was $5.1 million in the first nine months of 2005 compared with $4.6 million in the first nine months of 2004. Interest expense decreased by $2.5 million in the first nine months of 2005 compared with the first nine months of 2004 primarily as a result of a decrease in intercompany debt. This decrease was partially offset by an increase in the provision for income taxes primarily due to the absence of a $0.8 million favorable tax settlement recognized in 2004 for the settlement of a foreign tax claim in Asia-Pacific.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the nine months ended September 30:

	2005	2004	Change
Operating activities:

Net income	$12.3	$7.4	$4.9
Depreciation and amortization	30.6	31.7	(1.1)
Other	(9.1)	1.9	(11.0)
Working capital changes, net of dispositions of businesses
Accounts receivable	(24.9)	(14.3)	(10.6)
Inventories	(53.7)	(63.5)	9.8
Accounts payable and other liabilities	(25.0)	18.3	(43.3)
Other	2.7	7.2	(4.5)

Net cash used for operating activities	(67.1)	(11.3)	(55.8)

Investing activities:

Expenditures for property, plant and equipment	(28.9)	(27.0)	(1.9)
Proceeds from the sale of assets	7.4	6.8	0.6
Proceeds from the sale of businesses	3.9	—	3.9
Other	(1.0)	1.9	(2.9)

Net cash used for investing activities	(18.6)	(18.3)	(0.3)

Cash flow before financing activities	$(85.7)	$(29.6)	$(56.1)

Net cash used for operating activities increased $55.8 million primarily due to the unfavorable effect of working capital changes which was negatively impacted by changes in accounts payable and accounts receivable. The change in accounts payable was primarily due to timing differences of payments and the change in accounts receivable was primarily due to an increase in revenues, as well as timing differences of receipts. In addition, net cash used for operating activities increased as a result of the increase in other non-cash items, mainly due to the negative effect of the foreign currency translation adjustment on intercompany accounts receivable and payable. The negative working capital changes and other non-cash items were partially offset by a slow down in the growth of inventory levels as the current year’s transition to new production lines was substantially completed during the third quarter of 2005 and inventory started to return to more normal levels based on the anticipated sales volumes for the fourth quarter of 2005.

	2005	2004	Change
Financing activities:

Additions/(reductions) of long-term debt and
revolving credit agreements	$10.4	$(18.4)	$28.8
Intercompany loans	39.0	20.0	19.0
Financing fees paid	—	(0.7)	0.7

Net cash provided by financing activities	$49.4	$0.9	$48.5

The change in net cash provided by financing activities in the first nine months of 2005 compared with the first nine months of 2004 was primarily due to an increase in debt levels to support the working capital requirements related to the launch of the new 1 to 8 ton product lines.
Financing Activities
NMHG has a $135.0 million secured, floating-rate revolving credit facility (the “NMHG Facility”) that expires in May 2007. The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. At September 30,

2005, the borrowing base under the NMHG Facility was $92.5 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There was $15.0 million in borrowings outstanding under the NMHG Facility at September 30, 2005.
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
In addition to the amounts outstanding under the NMHG Facility and Senior Notes, NMHG had borrowings of approximately $7.6 million at September 30, 2005 under various working capital facilities.
Both the NMHG Facility and terms of the Senior Notes include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. The NMHG Facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At September 30, 2005, NMHG was in compliance with all of its debt covenants.
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
Capital Expenditures
Expenditures for property, plant and equipment were $25.5 million for NMHG Wholesale and $3.4 million for NMHG Retail during the first nine months of 2005. These capital expenditures included tooling for new products, plant improvements, machinery, equipment and lease and rental fleet. Capital expenditures are estimated to be an additional $15.1 million for NMHG Wholesale and $0.1 million for NMHG Retail for the remainder of 2005. Planned expenditures for the remainder of 2005 include tooling related to the ongoing launch of the new 1 to 8 ton internal combustion engine lift trucks, investments in manufacturing equipment, plant improvements and rental fleet additions. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.
Capital Structure
NMHG’s capital structure is presented below:

	September 30	December 31
	2005	2004	Change

Total net tangible assets	$421.9	$382.6	$39.3
Goodwill and other intangibles, net	352.5	354.8	(2.3)

Net assets	774.4	737.4	37.0
Advances from NACCO	(39.0)	—	(39.0)
Other debt	(299.5)	(290.5)	(9.0)
Minority interest	—	(0.1)	0.1

Stockholder’s equity	$435.9	$446.8	$(10.9)

Debt to total capitalization	44%	39%	5%
The increase in total net tangible assets was primarily due to a $49.5 million decrease in accounts payable, a $38.9 million increase in inventory and a $13.4 million increase in accounts receivable, partially offset by a $38.2 million decrease in cash and a $14.7 million decrease in property, plant and equipment.

The increase in inventory was primarily due to the build-up of inventory during the first half of 2005 in anticipation of the launch of the new 1 to 8 ton product line and anticipated sales volumes for the fourth quarter of 2005. In addition, accounts receivable increased during the first nine months of 2005 mainly due to the timing of cash receipts. During the first nine months of 2005, the reduction in cash was due to the timing of payments and corresponding decrease of accounts payable. Including advances from NACCO, debt increased $48.0 million primarily as a result of the reduction of accounts payable and the increase in inventory. The decrease in property, plant and equipment was primarily due to a decrease in rental equipment.
Stockholder’s equity decreased $10.9 million in the first nine months of 2005 as a result of a $23.2 million decrease in accumulated other comprehensive income (loss) partially offset by $12.3 million of net income in the first nine months of 2005. The change in accumulated other comprehensive income (loss) was due to a $20.8 million reduction in the cumulative foreign currency translation adjustment and a $2.4 million loss on deferred cash flow hedges.
OUTLOOK
NMHG Wholesale
Global lift truck markets continued to strengthen in the third quarter of 2005. NMHG Wholesale is hopeful that these increased levels will be sustained and possibly continue to improve going forward. NMHG Wholesale expects strong lift truck markets in the fourth quarter of 2005 and in 2006 in the Americas and Asia-Pacific, and moderate year-over-year increases in Europe. With these market prospects and the successful launch of the newly designed 1 to 3 ton internal combustion engine lift trucks throughout 2005, NMHG Wholesale anticipates that its unit shipment levels for the fourth quarter of 2005 and in 2006 compared with the prior periods will be higher, while shipment levels for the newly designed 4 to 7 ton internal combustion engine lift trucks that are expected to be introduced in 2006 and early 2007 will be at controlled rates to accommodate the phase-in of these products.
Despite stronger lift truck markets, NMHG Wholesale expects the fourth quarter of 2005 to remain challenging. Price increases implemented in prior periods are expected to continue to offset the effect of anticipated higher material costs in the fourth quarter of 2005 and in 2006. While these pricing actions are expected to have a significant impact on margin recovery in 2006, full recovery of the accumulated cost increases incurred since the beginning of 2004 are not anticipated until 2007. While cost increases have leveled off in the past few quarters, higher energy prices could result in further increases in the costs of raw materials and higher fuel costs are expected to drive up shipping costs. Accordingly, NMHG Wholesale will continue to monitor economic conditions and their resulting effects on costs, and evaluate the need and potential for future price increases. In addition, although the dollar continues to strengthen, past currency movements still leave NMHG Wholesale in an unfavorable position compared with the favorable currency environment that existed in the period ending in 2002. As a result, NMHG Wholesale continues to work actively to shift the sourcing of components from British pound sterling and high cost euro countries to U.S. dollar and low cost areas on the assumption that currency exchange rates are likely to stay at levels that are not advantageous to NMHG Wholesale.
NMHG Wholesale introduced the highest volume portion of the newly designed 1 to 8 ton internal combustion engine lift truck line, the 1 to 3 ton series, in 2005, and the remainder is expected to be largely introduced by 2007, with the introduction of the 4 to 5 ton series in 2006 and the 6 to 7 ton series in early 2007. While the full effect of these new products will not be realized until these series have been introduced, the new products that have already been introduced are expected to affect results positively in the fourth quarter of 2005 and in 2006. The increasingly positive effects of these new product introductions, pricing initiatives, expense reduction efforts already implemented, increased efficiencies in the Americas as a result of the completion of the restructuring and rearrangement of assembly lines, and the resulting reduction in manufacturing costs, are expected to provide significant profitability improvements in 2006. In addition, NMHG Wholesale’s manufacturing restructuring activities are moving closer to maturity. These benefits are expected to continue to be partially offset by one-time product development and related introduction costs, as well as start up manufacturing inefficiencies in the fourth quarter of 2005 related to the lift truck series recently launched, and in 2006 related to the new lift truck series to be launched. Also offsetting the favorable effects of the new lift trucks, but to a lesser extent, are costs attributable to the remaining portion of the previously announced Irvine manufacturing restructuring program and production line movements, which will take place in the second half of 2006.
NMHG Wholesale is considering the repatriation of earnings as permitted by the American Jobs Creation Act of 2004, which could result in a tax charge of as much as $2.5 million in the fourth quarter of 2005. Also, excluding this special tax charge, NMHG Wholesale expects to have a higher effective income tax rate in the fourth quarter of 2005 compared with the fourth quarter of 2004 and a higher rate in 2006 compared with 2005.
Overall, NMHG Wholesale’s investment in long-term programs, particularly its significant new product development and manufacturing programs, are expected to enhance profitability and generate growth increasingly as they mature in the 2006 to 2008 period.

NMHG Retail
In the fourth quarter of 2005 and in 2006, NMHG Retail expects to continue its programs to improve the performance of its wholly owned dealerships in order to meet its longer-term strategic objectives, which include achieving at least break-even results while building market position. However, improvement programs will continue for the remainder of 2005 without achieving the full benefit of those programs until future years.
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
Changes in internal control over financial reporting: During the third quarter of 2005 and subsequent to the date of their evaluation, there have been no material changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION
Item 1 Legal Proceedings
            None
Item 5 Other Information
            None
Item 6 Exhibits
            See Exhibit Index on page 35 of this quarterly report on Form 10-Q.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMHG Holding Co.

(Registrant)

Date November 3, 2005	/s/ Michael K. Smith

Michael K. Smith
Vice President Finance & Information Systems,
and Chief Financial Officer
(Authorized Officer and Principal
Financial and Accounting Officer)

Exhibit Index

Exhibit
Number*		Description of Exhibits

10.1
Amendment No. 5 to the International Operating Agreement between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation dated September 29, 2005 (incorporated herein by reference to Exhibit 10.1 to The Company’s Current Report on Form 8-K filed on October 4, 2005, Commission File Number 333-89248).

31(i	)(1)	Certification of Reginald R. Eklund pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(i	)(2)	Certification of Michael K. Smith pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Reginald R. Eklund and Michael K. Smith

*Numbered in accordance with Item 601 of Regulation S-K.