Form 10-K
period 2005-12-31
NMHG HOLDING CO
filed 2006-03-01
CIK 1173514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
None

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☑ NO ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act)
YES ☐ NO ☑
Aggregate market value of the outstanding common equity held by nonaffliiates of the registrant as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter): None.
As of February 28, 2006, the registrant had 100 shares of common stock outstanding, all of which was held by an affiliate of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
None
The registrant meets the conditions set forth in General Instruction I 1(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

[This Page Intentionally Left Blank]

NMHG HOLDING CO.

PAGE
PART I.
Item 1. BUSINESS	1
Item 1A. RISK FACTORS	7
Item 1B. UNRESOLVED STAFF COMMENTS	11
Item 2. PROPERTIES	12
Item 3. LEGAL PROCEEDINGS	13
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13

PART II.
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	13
Item 6. SELECTED FINANCIAL DATA	13
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	32
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	32
Item 9A. CONTROLS AND PROCEDURES	32
Item 9B. OTHER INFORMATION	32

PART III.
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	32
Item 11. EXECUTIVE COMPENSATION	32
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	32
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	32
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	32

PART IV.
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	34

SIGNATURES	35
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F-1
EXHIBIT INDEX	X-1
EX-24.1 Power of Attorney for Owsley Brown II
EX-24.2 Power of Attorney for Eiichi Fujita
EX-24.3 Power of Attorney for Robert M. Gates
EX-24.4 Power of Attorney for Leon J. Hendrix Jr.
EX-24.5 Power of Attorney for Dennis W. Labarre
EX-24.6 Power of Attorney for Richard De J. Osborne
EX-24.7 Power of Attorney for Alfred M. Rankin Jr.
EX-24.8 Power of Attorney for Claiborne R. Rankin
EX-24.9 Power of Attorney for Ian M. Ross
EX-24.10 Power of Attorney for Michael E. Shannon
EX-24.11 Power of Attorney for Birtton T. Taplin
EX-24.12 Power of Attorney for David F. Taplin
EX-24.13 Power of Attorney for Frank F. Taplin
EX-24.14 Power of Attorney for John F. Turben
EX-24.15 Power of Attorney for Eugene Wong
EX-31.1 302 Certification for Reginald R. Eklund
EX-31.2 302 Certification for Michael K. Smith
EX-32 906 Certification - Reginald Eklund/Michael Smith

PART I
Item 1. BUSINESS.
General
NMHG Holding Co. (“NMHG” or the “Company”) is a wholly owned subsidiary of NACCO Industries, Inc. (“NACCO”). NMHG designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster and Yale brand names.
NMHG was incorporated in Delaware in 1999 to serve as a holding company for Hyster-Yale Materials Handling, Inc., which was incorporated in Delaware in 1991 as part of a holding company reorganization.
NMHG operates in two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”).
A. NMHG Wholesale
NMHG Wholesale designs, engineers, manufactures and sells a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster and Yale brand names.
Manufacturing and Assembly
NMHG Wholesale manufactures components, such as frames, masts and transmissions, and assembles products in the market of sale whenever practical to minimize freight cost and balance currency mix. In some instances, however, it utilizes one worldwide location to manufacture specific components or assemble specific products. Additionally, components and assembled lift trucks are exported to locations when it is advantageous to meet demand in certain markets. NMHG Wholesale operates 13 manufacturing and assembly facilities worldwide with five plants in the Americas, five in Europe and three in Asia-Pacific, including joint venture operations.
Sales of lift trucks represented approximately 85% of NMHG Wholesale’s annual revenues in 2005, 84% in 2004 and 83% in 2003.
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
Dealers
Independent Dealers
The majority of NMHG Wholesale’s dealers are independently owned and operated. In the Americas, NMHG Wholesale had 61 independent Hyster dealers and 73 independent Yale dealers as of December 31, 2005. In Europe, Hyster had 55 independent dealers with locations in 92 countries and Yale had 85 independent dealers with locations in 41 countries as of December 31, 2005. Hyster had 14 independent dealers in Asia-Pacific as of December 31, 2005. Yale was represented by 11 independent dealers in Asia-Pacific as of December 31, 2005.
Owned Dealers
From time to time, NMHG has acquired, at least on an interim basis, certain independent Hyster, Yale and competitor dealers and rental companies to strengthen or protect Hyster’s and Yale’s presence in select territories. See section following entitled “B. NMHG Retail” for a description of NMHG’s owned dealers.
National Accounts
NMHG Wholesale operates a National Accounts program for both Hyster and Yale. The National Accounts program focuses on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The National Accounts program accounted for 16% of new lift truck unit volume in 2005. The dealer network described above supports the National Accounts program by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with National Accounts sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, the National Accounts program markets services including full maintenance leases and total fleet management.
Customers
NMHG Wholesale’s customer base is diverse and fragmented, including, among others, food distributors, trucking and automotive companies, lumber, metal products, rental companies, building materials and paper suppliers, warehouses, light and heavy manufacturers, retailers, container handling companies and domestic and foreign governmental agencies.
Aftermarket Parts
NMHG Wholesale offers a line of aftermarket parts to service its large installed base of lift trucks currently in use in the industry. NMHG Wholesale offers online technical reference databases to obtain the required aftermarket parts to service lift trucks and an aftermarket parts ordering system. Aftermarket parts sales represented approximately 15% of NMHG Wholesale’s annual revenues in 2005, 16% in 2004 and 17% in 2003.
NMHG Wholesale sells Hyster and Yale branded aftermarket parts to dealers for Hyster and Yale lift trucks. NMHG Wholesale also sells aftermarket parts under the UNISOURCE™, MULTIQUIP™ and PREMIER™ brands to Hyster and Yale dealers for the service of competitor lift trucks. NMHG has entered into a contractual relationship with a third-party, multi-brand, aftermarket parts wholesaler in the Americas, Europe and Asia-Pacific whereby orders from NMHG Wholesale dealers for parts for lift trucks are fulfilled by the third party who then pays NMHG Wholesale a commission.
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
In addition, NMHG Wholesale has also entered into an operating agreement with GECC under which GECC provides leasing and financing services to Hyster and Yale dealers and their customers outside of the United States. GECC pays NMHG a referral fee once certain financial thresholds are met. This agreement was amended and renewed in September 2005 and extended until December 31, 2008.
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
Backlog
As of December 31, 2005, NMHG Wholesale’s backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks was approximately 23,500 units, or $538 million, of which substantially all is expected to be filled during fiscal 2006. This compares to the backlog as of December 31, 2004 of approximately 25,700 units, or $521 million. Backlog represents unfilled lift truck orders placed with NMHG Wholesale’s manufacturing and assembly facilities from dealers, National Accounts customers and contracts with the United States government.
Key Suppliers and Raw Material
In 2005, no single supplier accounted for more than 5% of NMHG Wholesale’s purchases. NMHG Wholesale believes there are alternatives to all suppliers.
At times, NMHG Wholesale has experienced significant increases in its materials costs, primarily as a result of increases in global steel and other commodity prices, due to increased demand and limited supply. While NMHG Wholesale attempts to pass these increased costs along to its customers in the form of higher prices for its products, it may not be able to fully offset the increased costs of steel and other commodities, due to overall market conditions and the lag time involved in implementing price increases for its products.
Competition
Competition in the lift truck industry is intense and is based primarily on strength and quality of dealers, brand loyalty, customer service, new lift truck sales prices, availability of products and aftermarket parts, comprehensive product line offering, product performance, product quality and features and the cost of ownership over the life of the lift truck. NMHG competes with several global full-line manufacturers that operate in all major markets.
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
B. NMHG Retail
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
As of December 31, 2005, NMHG Retail had four dealerships and rental companies in Europe and nine dealerships and rental companies in Asia-Pacific.

Company Operations
A NMHG Retail dealership is authorized to sell and rent either Hyster or Yale brand materials handling equipment. These dealerships will typically also sell non-competing allied lines of equipment from other manufacturers pursuant to dealer agreements. Allied equipment includes such items as sweepers, aerial work platforms, personnel carts, rough terrain forklifts and other equipment as well as racking and shelving. The number and type of products available will vary from dealership to dealership. In addition to the outright sale of new and used equipment, dealerships provide equipment for lease and for short- or long-term rental. Dealerships also derive revenue from the sale of parts and service related to equipment sold, leased and/or serviced by them. Service is performed both in-shop and at the customer’s site.
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
Financing of Sales
NMHG Retail dealerships have a preferred relationship with GECC. NMHG Retail dealerships may obtain wholesale and retail financing for the sale and leasing of equipment through GECC. This affords these dealerships with a wide variety of financial products at competitive rates. Financing through GECC is further described in “A. NMHG Wholesale — Financing of Sales” above.
C. NMHG – General
Research and Development
NMHG’s research and development capability is organized around four major engineering centers, all coordinated on a global basis from NMHG’s Portland, Oregon headquarters. Comparable products are designed for each brand concurrently and generally each center is focused on the global requirements for a single product line. NMHG’s counterbalanced development center, which has global design responsibility for several classes of lift trucks primarily used in industrial applications, is located in Portland, Oregon. NMHG’s big truck development center is located in Nijmegen, The Netherlands, adjacent to a dedicated global big truck assembly facility. Big trucks are primarily used in handling shipping containers and in specialized heavy lifting applications. Warehouse trucks, which are primarily used in distribution applications, are designed based on regional differences in stacking and storage practices. As a result, NMHG designs warehouse equipment for sale in the Americas market in Greenville, North Carolina, adjacent to the Americas assembly facility for warehouse equipment. NMHG designs warehouse equipment for the European market in Italy adjacent to its assembly facilities for warehouse equipment. In addition, during 2005, NMHG opened an engineering office in India to support its global drafting and design activities.

NMHG’s engineering centers utilize a three-dimensional CAD/CAM system and are electronically connected with one another, with all of NMHG’s manufacturing and assembly facilities and with some suppliers. This allows for collaboration in technical engineering designs and collaboration with suppliers. Additionally, NMHG solicits customer feedback throughout the design phase to improve product development efforts. NMHG invested $50.0 million, $50.8 million and $51.0 million on product design and development activities in 2005, 2004 and 2003, respectively.
Sumitomo-NACCO Joint Venture
NMHG has a 50% ownership interest in Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a limited liability company that was formed in 1970 to manufacture and distribute lift trucks in Japan. Sumitomo Heavy Industries, Inc. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Inc. prior to a vote of SN’s board of directors. As a result, NMHG accounts for its ownership in SN using the equity method of accounting. NMHG purchases Hyster and Yale branded lift trucks and related components and aftermarket parts from SN under normal trade terms for sale outside of Japan. NMHG also contracts with SN for engineering design services on a cost plus basis.
Employees
As of January 31, 2006, NMHG had approximately 7,460 employees, approximately 6,510 of whom were employed by the wholesale operations and approximately 950 of whom were employed by retail operations. A majority of the employees in the Danville, Illinois parts depot operations (approximately 130 employees) are unionized, as are tool room employees (approximately 15 employees) located in Portland, Oregon. NMHG’s contracts with the Danville and Portland unions expire in June 2006 and November 2007, respectively. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville, North Carolina are not represented by unions. In Mexico, shop employees are unionized.
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
In Asia-Pacific, 13 locations have Certified Industrial Agreements for hourly employees, of which five of the locations have union involvement.
NMHG believes its current labor relations with both union and non-union employees are generally satisfactory. However, there can be no assurances that NMHG will be able to successfully renegotiate its union contracts without work stoppages or on acceptable terms. A prolonged work stoppage at a unionized facility could have a material adverse effect on NMHG’s business and results of operations.
Environmental Matters
NMHG’s manufacturing operations are subject to laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous substances. NMHG Retail’s operations are particularly affected by laws and regulations relating to the disposal of cleaning solvents and wastewater and the use of and disposal of petroleum products from underground and above-ground storage tanks. NMHG’s policies stress compliance and NMHG believes it is currently in substantial compliance with existing environmental laws. If NMHG fails to comply with these laws or its environmental permits, then it could incur substantial costs, including cleanup costs, fines and civil and criminal sanctions. In addition, future changes to environmental laws could require NMHG to incur significant additional expense or restrict operations. Based on current information, NMHG does not expect compliance with environmental requirements to have a material adverse effect on NMHG’s financial condition or results of operations.

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
In connection with any acquisition made by NMHG, NMHG could, under some circumstances, be held financially liable for or suffer other adverse effects due to environmental violations or contamination caused by prior owners of businesses NMHG has acquired. In addition, under some of the agreements through which NMHG has sold businesses or assets, NMHG has retained responsibility for certain contingent environmental liabilities arising from pre-closing operations. These liabilities may not arise, if at all, until years later.
Government and Trade Regulations
On December 21, 2005, the U.S. International Trade Commission (ITC) determined that revoking the existing anti-dumping duty order on internal combustion engine lift trucks from Japan would not be likely to lead to continuation or recurrence of material injury within a reasonably foreseeable time. As a result of this finding, Japanese built internal combustion engine lift trucks will no longer incur duty upon import to the United States. Commencing in June 1988 until revocation in December 2005, Japanese-built internal combustion engine lift trucks imported into the United States, with lifting capacities between 2,000 and 15,000 pounds, including finished and unfinished lift trucks, chassis, frames and frames assembled with one or more component parts, were subject to an anti-dumping duty order. Anti-dumping duty rates in effect through revocation ranged from 7.39% to 56.81% depending on manufacturer or importer. The anti-dumping duty rate applicable to imports from SN was 51.33%. NMHG did not import for sale in the United States any lift trucks or components subject to the anti-dumping duty order. All of NMHG’s major Japanese competitors have either built or acquired manufacturing or assembly facilities over the past decade in the United States and any products manufactured at these facilities were not subject to the anti-dumping duty order.
NMHG Wholesale’s U.S. operations have benefited from this anti-dumping duty order in recent years. NMHG Wholesale received $6.7 million in anti-dumping settlements from U.S. Customs in 2004. The 2004 settlement was an award for 2003, which was held by U.S. Customs until 2004 pending a legal review that NMHG was due the funds as a successor to the original claimant. These awards were included in “Other income (expense)” in the Company’s consolidated statement of operations and comprehensive income in 2004.
There are no material formal restraints on foreign lift truck manufacturers in the European Union. Several Japanese manufacturers have established manufacturing or assembly facilities within the European Union.
As a result of certain rulings by the World Trade Organization (“WTO”) with respect to tax benefits granted to U.S. exporters under U.S. tax laws, a portion of NMHG’s products exported into European Union countries during 2004 were subject to an additional duty. The additional duty was 5% ad valorem in March 2004 and increased 1% each month thereafter up to a maximum of 17%. Effective January 1, 2005, the council of the European Union suspended the additional customs duties on imports of certain Company products originating in the United States, subject to a determination by the WTO whether certain aspects of the American Jobs Creation Act of 2004 (the “Jobs Act”) are consistent with the U.S.’s WTO obligation. On February 13, 2006, a WTO appeals panel issued a report that upholds a compliance panel finding that the Jobs Act is not consistent with the U.S.’s WTO obligation. The European Union announced that if WTO members formally accept the report it may resume the duties that had been in place as of December 31, 2004. These additional duties will be set at 14%, the rate in effect when the duties were suspended in 2004, and will rise 1% each month until a ceiling rate of 17% is reached. The duties will apply to the same broad grouping of goods that were affected before the enactment of the Jobs Act but are only expected to be imposed through December 2006. The additional duties will have an adverse effect on NMHG’s financial position and results of operations. In addition, NMHG’s business in the past has been affected by trade disputes between the United States and Europe. In the future, to the extent NMHG is affected by trade disputes and increased tariffs are levied on its goods, its results of operations may be materially adversely affected.
Segment and Foreign Operations Financial Disclosures
For financial information on each of NMHG’s segments, see Note 13 to the Consolidated Financial Statements contained in Item 15 of this Form 10-K. For a description of revenues and other financial information by geographic region, see Note 13 to the Consolidated Financial Statements contained in Item 15 of this Form 10-K.
Item 1A. RISK FACTORS
The cost of raw materials, including steel, used by NMHG’s products has and may continue to fluctuate, which could materially adversely affect NMHG’s results of operations.
NMHG manufactures products that include raw materials that consist of steel, rubber, castings and counterweights. NMHG also purchases parts provided by suppliers that are manufactured from castings and steel. The cost of these parts is impacted by the same economic conditions that impact the cost of the parts that NMHG manufactures. The cost to manufacture lift trucks and related service parts has been and will continue to be affected by fluctuations in prices for these raw materials. If costs increase, the Company’s results of operations could be materially adversely affected.
The pricing and costs of NMHG’s products have been and may continue to be impacted by foreign currency fluctuations, which could materially adversely affect NMHG’s results of operations.
Because NMHG conducts transactions in various foreign currencies, including the euro, the Australian dollar, the Japanese yen and the British pound sterling, its lift truck pricing structure and that of some of its competitors is subject to the effects of fluctuations in the value of these foreign currencies and fluctuations in the related currency exchange rates. As a result, NMHG’s costs and sales have historically been affected by, and may continue to be affected by, these fluctuations. These fluctuations historically have adversely affected, and in the future could materially adversely affect, the Company’s results of operations and financial condition.
NMHG depends on a limited number of suppliers for specific critical components.
NMHG depends on a limited number of suppliers for some of its critical components, including diesel and gasoline engines and cast-iron counterweights used to counterbalance some lift trucks. Some of these critical components are imported and subject to regulation, such as inspection by the U.S. Department of Commerce. NMHG’s results of operations could be adversely affected if NMHG is unable to obtain these critical components, or if the costs of these critical components were to increase significantly, due to regulatory compliance or otherwise, and NMHG was unable to pass the cost increases on to its customers.
NMHG’s lift truck business is cyclical. Any downturn in the general economy could materially adversely affect NMHG’s results of operations.
NMHG’s lift truck business historically has been cyclical. Fluctuations in the rate of orders for lift trucks reflect the capital investment decisions of NMHG’s customers, which depend to a certain extent on the general level of economic activity in the various industries that the lift truck customers serve. During economic downturns, customers tend to delay new lift truck purchases. Consequently, NMHG has experienced, and in the future will experience, significant fluctuations in its revenues and net income. If there is a downturn in the general economy, or in the industries served by NMHG’s lift truck customers, NMHG’s business, results of operations and financial condition could be materially adversely affected.

If the capital goods market worsens, the cost saving efforts implemented by NMHG may not be sufficient to achieve the benefits NMHG expects.
In 2000, NMHG began implementing a series of restructuring programs, which included the closure of NMHG’s Danville, Illinois assembly facility, the phase-out of its Lenoir, North Carolina facility, labor and overhead reductions and the restructuring of NMHG’s other manufacturing facilities and owned dealers, to improve profits and margins despite decreased revenues. If the economy or the capital goods market declines, NMHG’s revenues could decline. If revenues are lower than expected, the efforts implemented at NMHG may not achieve the benefits NMHG expects. NMHG may be forced to take additional cost savings steps that could result in additional charges and materially affect its ability to compete or implement its business strategies.
Introduction of new products will require funding at current or higher levels, which could materially adversely affect NMHG’s results of operations.
Product development and product introduction costs related to the new product development programs that are part of NMHG’s Global Cost Reduction Program are expected to continue at current high levels through 2006. The product development and product introduction expenses could be higher than projected and such higher costs would have an adverse impact on future results of operations.
If NMHG’s Global Cost Reduction Program, including the introduction of new products, does not prove effective, NMHG’s results of operations could be materially adversely affected.
Changes in the timing of implementation of certain plant projects in Europe as part of NMHG’s Global Cost Reduction Program encompassing lean manufacturing, global procurement, the transfer of processes and sourcing to lower cost locations, component commonality, overhead cost reductions and improvements in its owned dealers have resulted in delays in the expected recognition of future costs and realization of future benefits. Although the primary benefit of the restructuring program was an anticipated reduction in fixed factory costs, the overall results of the program could vary depending on unit volumes and the resulting effect on manufacturing efficiencies. As such, if future industry demand levels are lower than historical industry demand cycles would indicate, the actual annual cost savings could be lower than expected. If NMHG is unable to successfully implement the Global Cost Reduction Program, the Company’s results of operations could be materially adversely affected.
If cost saving efforts implemented for NMHG’s owned dealers do not continue to be effective, the Company’s results of operations could be materially adversely affected.
Since June 1997, NMHG has acquired two dealers in the Americas, which it combined into one dealer, 12 dealers and one rental company in Europe and 12 dealers and two rental companies in Asia-Pacific. In 2001, NMHG’s net loss attributable to owned dealers increased substantially compared to 2000. To improve the profitability of owned dealers, NMHG has engaged in effective restructuring activities with respect to the European and American owned dealers in 2001, including the sale of certain dealers in Germany in 2001 and the sale of its only U.S. dealer in January 2003. Other restructuring activities included lease termination costs and severance and other employee benefits to be paid to approximately 140 terminated employees at owned dealers in Europe. As of December 31, 2005, NMHG had four dealerships and rental companies in Europe and nine dealerships and rental companies in Asia-Pacific. However, if the restructuring activities for the European owned dealers do not continue to be effective, NMHG’s results of operations could be materially adversely affected.
Competition may materially adversely affect NMHG’s earnings and results of operations.
NMHG experiences intense competition in the sale of lift trucks and aftermarket parts. Competition in the lift truck industry is based primarily on strength and quality of dealers, brand loyalty, customer service, new lift truck sales prices, availability of products and aftermarket parts, comprehensive product line offering, product performance, product quality and features and the cost of ownership over the life of the lift truck. NMHG competes with several global full-line manufacturers that operate in all major markets. These manufacturers may have greater financial resources and less debt than NMHG, which may enable them to commit larger amounts of capital in response to changing market conditions, and lower costs of manufacturing. If NMHG fails to compete effectively, NMHG’s earnings and results of operations could be materially adversely affected.

NMHG relies primarily on its network of dealers to sell its lift trucks and aftermarket parts and has no direct control over sales by those dealers to customers. If NMHG’s independent dealers become ineffective or perform poorly, the Company’s results of operations could be materially adversely affected.
NMHG relies primarily on independent dealers rather than wholly owned dealers for sales of its lift trucks and aftermarket parts. Sales of NMHG’s products are therefore subject to the quality and effectiveness of the dealers, who are generally not subject to NMHG’s direct control. As a result, NMHG’s earnings and results of operations could be materially adversely affected by ineffective dealers.
The expiration of existing anti-dumping duties and manufacturing by Japanese competitors in the United States could adversely affect NMHG’s competitive position, revenues, results of operations and financial condition.
Certain Japanese-built internal combustion engine lift trucks in the 1 to 8 ton capacity range imported into the United States were subject to an anti-dumping duty between 1988 and 2005. The anti-dumping duty rates in effect through 2005 ranged from 7.39% to 56.81% depending on the manufacturer or importer. Because the anti-dumping duty order expired in December 2005, NMHG’s Japanese competitors might be able to import lift trucks for sale at a cost below fair market value. If NMHG were to lower its prices to maintain market share, NMHG’s results of operations and financial condition could be materially adversely affected. If NMHG does not lower its prices, its competitive position, revenues, results of operation and financial condition could be materially adversely affected.
NMHG’s business may be subject to retaliatory duties imposed by the European Union.
As a result of certain rulings by the World Trade Organization (“WTO”) with respect to tax benefits granted to U.S. exporters under U.S. tax laws, a portion of NMHG’s products exported into European Union countries during 2004 were subject to an additional duty. The additional duty was 5% ad valorem in March 2004 and increased 1% each month thereafter up to a maximum of 17%. Effective January 1, 2005, the council of the European Union suspended the additional customs duties on imports of certain products originating in the United States, subject to a determination by the WTO whether certain aspects of the American Jobs Creation Act of 2004 (the “Jobs Act”) are consistent with the U.S.’s WTO obligation. On February 13, 2006, a WTO appeals panel issued a report that upholds a compliance panel finding that the Jobs Act is not consistent with the U.S.’s WTO obligation. The European Union announced that if WTO members formally accept the report it may resume the duties that had been in place as of December 31, 2004. These additional duties will be set at 14%, the rate in effect when the duties were suspended in 2004, and will rise 1% each month until a ceiling rate of 17% is reached. The duties will apply to the same broad grouping of goods that were affected before the enactment of the Jobs Act, but are only expected to be imposed through December 2006. The additional duties will have an adverse effect on NMHG’s financial position and results of operations. In addition, NMHG’s business in the past has been affected by trade disputes between the United States and Europe. In the future, to the extent NMHG is affected by trade disputes and increased tariffs are levied on its goods, its results of operations may be materially adversely affected.
NMHG’s actual liabilities relating to pending lawsuits may exceed it’s expectations.
NMHG is a defendant in pending lawsuits involving, among other things, product liability claims. NMHG cannot be sure that it will succeed in defending these claims, that judgments will not be rendered against NMHG with respect to any or all of these proceedings or that reserves set aside or insurance policies will be adequate to cover any such judgments. NMHG could incur a charge to earnings if reserves prove to be inadequate, which could have a material adverse effect on the Company’s results of operations and liquidity for the period in which the charge is taken and any judgment or settlement amount is paid.
NMHG has guaranteed, or is subject to repurchase or recourse obligations with respect to, financing arrangements of some of its customers.
Through arrangements with GECC and others, dealers and other customers are provided financing for new lift trucks in the United States and in major countries of the world outside of the United States. Through these arrangements, NMHG’s dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, NMHG provides standby recourse obligations, guarantees or repurchase obligations such that it would become obligated in the event of default by the dealer or customer. Total amounts subject to these types of obligations at December 31, 2005 were $216.2 million. Generally, NMHG maintains a perfected security interest in the assets financed such that, in the event that it becomes obligated under the terms of the standby recourse obligations, guarantees or repurchase obligations, it may take title to the assets financed. NMHG cannot be certain, however, that the security interest will equal or exceed the amount of the standby recourse obligations, guarantees or repurchase obligations. In addition, NMHG cannot be certain that losses under the terms of the standby recourse obligations, guarantees or repurchase obligations will not exceed the reserves that it has set aside in its consolidated financial statements. NMHG could incur a charge to earnings if its reserves prove to be inadequate, which could have a material adverse effect on NMHG’s results of operations and liquidity for the period in which the charge is taken.
NMHG is subject to risks relating to its foreign operations.
Foreign operations represent a significant portion of NMHG’s business. NMHG expects revenue from foreign markets to continue to represent a significant portion of its total revenue. NMHG owns or leases manufacturing facilities in Brazil, Italy, Mexico, The Netherlands, Northern Ireland and Scotland, and owns interests in joint ventures with facilities in China, Japan and the Philippines. It also sells domestically produced products to foreign customers and sells foreign produced products to domestic customers. NMHG’s foreign operations are subject to additional risks, which include:
•	potential political, economic and social instability in the foreign countries in which NMHG operates;

•	currency risks, see “The pricing and costs of NMHG’s products have been and may continue to be impacted by foreign currency fluctuations, which could materially adversely affect NMHG’s results of operations;”

•	imposition of or increases in currency exchange controls;

•	potential inflation in the applicable foreign economies;

•	imposition of or increases in import duties and other tariffs on NMHG’s products;

•	imposition of or increases in foreign taxation of earnings and withholding on payments received by NMHG from its subsidiaries;

•	regulatory changes affecting international operations; and

•	stringent labor regulations.
Part of the strategy to expand NMHG’s worldwide market share and decrease costs is strengthening its international distribution network and sourcing basic components in foreign countries. Implementation of this strategy may increase the impact of the risks described above and there can be no assurance that such risks will not have an adverse effect on NMHG’s business, results of operations or financial condition.
NMHG‘s actual liabilities relating to environmental matters may exceed its expectations.
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
In connection with any acquisition made by NMHG, NMHG could, under some circumstances, be held financially liable for or suffer other adverse effects due to environmental violations or contamination caused by prior owners of businesses NMHG has acquired. In addition, under some of the agreements through which NMHG has sold businesses or assets, NMHG has retained responsibility for certain contingent environmental liabilities arising from pre-closing operations. These liabilities may not arise, if at all, until years later and could require NMHG to incur significant additional expenses, which could materially adversely affect the Company’s results of operations and financial condition.
The Company may become subject to claims under foreign laws and regulations, which may be expensive, time consuming and distracting.
Because the Company has employees, property and business operations outside of the United States, the Company is subject to the laws and the court systems of many jurisdictions. The Company may become subject to claims outside the United States based in foreign jurisdictions for violations of their laws with respect to the foreign operations. In addition, these laws may be changed or new laws may be enacted in the future. International litigation is often expensive, time consuming and distracting. As a result, any of these risks could have a material adverse effect on the Company’s business, results of operations and financial condition.
The loss of key personnel could impair the Company’s success.
The Company benefits from the leadership and experience of its senior management team and depends on its continued services in order to successfully conduct its business. The loss of key personnel could materially adversely affect the Company’s business, results of operations and financial condition.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
NMHG Wholesale
     The following table presents the principal assembly, manufacturing, distribution and office facilities that NMHG owns or leases for use in the wholesale operations:

Owned/
Region	Facility Location	Leased	Function(s)

Americas	Berea, Kentucky	Owned	Assembly of lift trucks and manufacture of component parts
	Danville, Illinois	Owned	Americas parts distribution center
	Greenville, North Carolina	Owned	Divisional headquarters and marketing and sales operations for Hyster and Yale in Americas; Americas warehouse development center; assembly of lift trucks and manufacture of component parts
	Portland, Oregon	Owned	Counterbalanced development center for design and testing of lift trucks, prototype equipment and component parts
	Portland, Oregon	Leased	Manufacture of production tooling and prototype units
	Portland, Oregon	Leased	Global headquarters
	Ramos Arizpe, Mexico	Owned	Manufacture of component parts for lift trucks
	Sao Paolo, Brazil	Owned	Assembly of lift trucks and marketing operations for Brazil
	Sulligent, Alabama	Owned	Manufacture of component parts for lift trucks

Europe	Craigavon, Northern Ireland	Owned	Manufacture of lift trucks; cylinder and transmission assembly; mast fabrication and assembly for Europe
	Fleet, England	Leased	Hyster and Yale marketing and sales operations in Europe
	Irvine, Scotland	Owned	Divisional headquarters; assembly of lift trucks, mast manufacturing and assembly
	Modena, Italy	Leased	Assembly of lift trucks
	Masate, Italy	Leased	Assembly of lift trucks; European warehouse development center
	Nijmegen, The Netherlands	Owned	Big trucks development center; manufacture and assembly of big trucks and component parts; European parts distribution center

Asia	Shanghai, China	Owned (1)	Assembly of lift trucks by Shanghai Hyster joint venture
	Sydney, Australia	Leased	Divisional headquarters and sales and marketing for Asia-Pacific; Asia-Pacific parts distribution center

India	Pune, India	Leased	Engineering design services

(1)	This facility is owned by Shanghai Hyster Forklift Ltd., NMHG’s Chinese joint venture company.
SN’s operations are supported by five facilities. SN’s headquarters are located in Obu, Japan at a facility owned by SN. The Obu facility also has assembly and distribution capabilities. In Cavite, the Philippines, SN owns a facility for the manufacture of frames for SN products. As a result of the acquisition of a retail operation, SN also has two dealerships in Japan.
During 2004, NMHG closed its Lenoir, North Carolina facility, which was previously used for the manufacture of parts for lift trucks. The Lenoir facility was closed as part of NMHG Wholesale’s restructuring plan. This facility was sold during 2005. See further discussion of the Company’s restructuring programs under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

NMHG Retail
NMHG Retail’s 13 dealerships operate from 41 locations. Of these locations, 16 are in Europe and 25 are in Asia-Pacific, as shown below:

Europe	Asia-Pacific
France (11)	Australia (24)
The Netherlands (1)	Singapore (1)
United Kingdom (4)
Dealer locations generally include facilities for displaying equipment, storing rental equipment, servicing equipment, aftermarket parts storage and sales and administrative offices. NMHG owns one of these locations and leases 40 locations. Some of the leases were entered into or assumed in connection with acquisitions and many of the lessors under these leases are former owners of businesses that NMHG acquired.
NMHG Retail geographic headquarters are shared with NMHG Wholesale in Europe and Asia-Pacific.
Item 3. LEGAL PROCEEDINGS
Neither the Company nor any of its subsidiaries is a party to any material legal proceeding other than ordinary routine litigation incidental to its respective business.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Omitted pursuant to General Instruction I 2(c) of Form 10-K.
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES
NMHG is a wholly owned subsidiary of NACCO Industries, Inc. and there is no established public trading market for its common stock. In 2005, 2004 and 2003, NMHG declared a cash dividend of $5.0 million on its common stock. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of the restrictions on NMHG’s ability to pay such dividends.
NMHG does not maintain compensation plans under which equity securities of NMHG are authorized for issuance.
Item 6. SELECTED FINANCIAL DATA
Omitted pursuant to General Instruction I 2(a) of Form 10-K.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            NMHG HOLDING CO.. AND SUBSIDIARIES
            (Tabular Amounts in Millions, Except Percentage Data)
OVERVIEW
NMHG Holding Co.(“NMHG” or the “Company”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster and Yale brand names. The Company manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. NMHG Retail includes the elimination of intercompany revenues and profits resulting from sales by NMHG Wholesale to NMHG Retail.
During 2004, NACCO did not charge the NACCO management fees to the Company during portions of the year. Subsequently, it was determined that the 2004 financial results should include the management fees that were not charged as an equity contribution to the Company. See Note 2 to the Consolidated Financial Statements in this Form 10-K for further discussion.
Within the overall lift truck industry, lift truck customers increasingly require more dependable lift trucks and greater levels of service and expect manufacturers and dealers to deliver both at competitive prices. Therefore, maintaining low costs as well as providing outstanding quality and reliability are critical for competitiveness. Because economies of scale are directly related to maintaining low costs, the industry is led by large, global manufacturers with an increasingly global supply base. Regardless of scale, materials price increases and fluctuations in currency exchange rates have made net cost reductions challenging in the last several years. In this environment, continual improvements in manufacturing and supply chain efficiencies are critical to success.
While cost and dependability are important, customers also increasingly desire specialized solutions for their materials handling needs and the market is demanding a more rapid product development cycle. Manufacturers must strike the right balance between the number of models and options offered and the volume required to maintain efficiencies and economies of scale.
As logistics efficiency grows in importance to end users, the overall product and service needs of these customers become more sophisticated. Manufacturers face increasing demand for enhanced services, including national and global sales, financing options, and maintenance and parts coordination. As a result, successful lift truck companies and dealers have highly professional personnel and business processes and foster strong, lasting customer relationships.
NMHG has established strategies and key programs aimed at addressing current industry trends. These strategies and key programs include quality and efficiency, flexible and modular products, and sales and service excellence. Each key program is designed to enhance profitability or generate growth, both of which are critical for achieving NMHG’s goals in this mature industry. Profitability programs at NMHG focus mainly on manufacturing and supply chain efficiency, while growth programs focus on increasing country and industry market share positions by addressing customer needs with an optimal package of products and services.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities (if any). On an ongoing basis, the Company evaluates its estimates, including those related to product discounts and returns, bad debts, inventories, income taxes, warranty obligations, product liabilities, restructuring, closed-mine obligations, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience, actuarial valuations and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.
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
            NMHG HOLDING CO.. AND SUBSIDIARIES
            (Tabular Amounts in Millions, Except Percentage Data)
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
Revenue recognition: Revenues are generally recognized when title transfers and risk of loss passes as customer orders are completed and shipped. For NMHG’s National Account customers, revenue is recognized upon customer acceptance. National Account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. Reserves for discounts, returns and product warranties are maintained for anticipated future claims. The accounting policies used to develop these product discounts, returns and warranties include:
Product discounts: The Company records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. At NMHG, truck sales revenue is recorded net of projected discounts. The estimated discount amount is based upon historical trends for each truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, NMHG offers special incentives to increase retail share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained. If market conditions were to decline or if competition was to increase, the Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenues at the time the incentive is offered.
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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            NMHG HOLDING CO.. AND SUBSIDIARIES
            (Tabular Amounts in Millions, Except Percentage Data)
Deferred tax valuation allowances: The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. A valuation allowance has been provided against certain deferred tax assets related to non-U.S. and U.S. state jurisdiction net operating and capital loss carryforwards. Management believes the valuation allowances are adequate after considering future taxable income, allowable carryforward periods and ongoing prudent and feasible tax planning strategies. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount (including the valuation allowance), an adjustment to the valuation allowance would increase income in the period such determination was made. Conversely, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the valuation allowance would be expensed in the period such determination was made.
Self-insurance liabilities: The Company is generally self-insured for product liability, environmental liability, medical and workers’ compensation claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management’s judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, legal defense costs, inflation rates, medical costs and actual experience could cause estimates to change in the near term. For product liability, catastrophic coverage is retained for potentially significant individual claims.
Retirement benefit plans: The Company maintains various defined benefit pension plans. In 1996, pension benefits were frozen for employees covered under NMHG’s U.S. defined benefit plans, except for those NMHG employees participating in collective bargaining agreements. As a result, in the United States only certain NMHG employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees of the Company, including employees whose pension benefits were frozen, will receive retirement benefits under defined contribution retirement plans. The Company’s policy is to periodically make contributions to fund the defined contribution pension plans within the range allowed by applicable regulations. The defined contribution pension plan assets consist primarily of publicly traded stocks, investment contracts and government and corporate bonds. There is no guarantee that the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses.
The basis for the selection of the discount rate at each September 30 measurement date is determined by matching the timing of the payment of the expected pension obligations under the defined benefit plans against the corresponding yield of Moody’s average corporate bonds of equivalent maturities.
The expected long-term rate of return on defined benefit plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption at its September 30 measurement date were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes over the time period from January 1, 1960 to September 30, 2005 and 2004. During periods of both significant market gains as well as depressed market returns, the Company has held to a consistent 9.00% expected rate of return assumption.
Changes to the estimate of any of these factors could result in a material change to the Company’s pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate.
The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. The plans have no assets. Under the Company’s current policy, plan benefits are funded at the time they are due to participants.
The basis for the selection of the discount rate at each September 30 measurement date is determined by matching the timing of the payment of the expected obligations under the health care and life insurance plans against the corresponding yield of Moody’s average corporate bonds of equivalent maturities.
See Note 12 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company’s retirement benefit plans.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            NMHG HOLDING CO.. AND SUBSIDIARIES
            (Tabular Amounts in Millions, Except Percentage Data)
FINANCIAL REVIEW
The segment and geographic results of operations for NMHG were as follows for the year ended December 31:

	2005	2004	2003
Revenues
Wholesale
Americas	$1,488.5	$1,201.7	$1,068.7
Europe	577.3	544.6	446.5
Asia-Pacific	148.3	115.4	101.8

	2,214.1	1,861.7	1,617.0

Retail (net of eliminations)
Americas	—	—	1.2
Europe	75.2	88.5	78.3
Asia-Pacific	110.6	106.7	83.1

	185.8	195.2	162.6

NMHG Consolidated	$2,399.9	$2,056.9	$1,779.6

Operating profit (loss)
Wholesale
Americas	$43.3	$25.3	$47.1
Europe	5.8	4.5	6.3
Asia-Pacific	5.0	2.6	2.1

	54.1	32.4	55.5

Retail (net of eliminations)
Americas	—	—	0.1
Europe	0.4	(1.9)	(4.8)
Asia-Pacific	(7.0)	(2.2)	(2.0)

	(6.6)	(4.1)	(6.7)

NMHG Consolidated	$47.5	$28.3	$48.8

Interest expense
Wholesale	$(31.6)	$(27.5)	$(28.9)
Retail (net of eliminations)	(3.3)	(6.2)	(6.2)

NMHG Consolidated	$(34.9)	$(33.7)	$(35.1)

Other income (expense) — net
Wholesale	$10.7	$12.4	$3.9
Retail (net of eliminations)	(0.8)	0.1	—

NMHG Consolidated	$9.9	$12.5	$3.9

Net income (loss)
Wholesale	$26.0	$17.9	$22.4
Retail (net of eliminations)	(7.9)	(7.2)	(6.0)

NMHG Consolidated	$18.1	$10.7	$16.4

Effective income tax rate
Wholesale	22.0%	(1.2%)	28.5%
Retail (net of eliminations)	26.2%	29.4%	53.5%
NMHG Consolidated	20.0%	(45.1%)	10.2%

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            NMHG HOLDING CO.. AND SUBSIDIARIES
            (Tabular Amounts in Millions, Except Percentage Data)
The Company’s income tax provision includes U.S. federal, state and local, and foreign income taxes. In determining the effective income tax rate, the Company analyzes various factors, including the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the effective income tax rate.
A reconciliation of the Company’s consolidated federal statutory and effective income tax is as follows for the years ended December 31:

	2005	2004	2003
Income before income taxes and minority interest:	$22.5	$7.1	$17.6

Statutory taxes at 35%	$7.9	$2.5	$6.2

Discrete items:
NMHG Wholesale settlements	(1.6)	(2.0)	—
NMHG Wholesale change in tax law	1.6	(0.7)	—
NMHG Wholesale — Jobs Act	2.5	—	—
NMHG Retail settlements	—	(0.8)	—
NMHG Retail change in tax law	—	—	(2.8)
Other	(0.5)	(0.9)	—

	2.0	(4.4)	(2.8)

Other permanent items:
NMHG Wholesale equity interest earnings	(0.2)	(2.2)	(1.3)
Foreign tax rate differential	(10.4)	(1.8)	(2.8)
Other	5.2	2.7	2.5

	(5.4)	(1.3)	(1.6)
Income tax provision	$4.5	$(3.2)	$1.8

Effective income tax rate	20.0%	(45.1%)	10.2%

Effective income tax rate excluding discrete items	11.1%	16.9%	26.1%

The effect of discrete items on NMHG Wholesale and NMHG Retail is as follows:
NMHG Wholesale: During 2005 and 2004, NMHG Wholesale’s effective income tax rate was affected by the settlement of income tax audits and transfer pricing disputes with various taxing authorities. These benefits were offset during 2005 by the elimination of deferred tax assets which NMHG Wholesale will not be able to recognize due to state income tax law changes enacted in Ohio. In addition, the financial results of the Company reflect the impact of the repatriation provisions included in the American Jobs Creation Act of 2004 (the “Jobs Act”). The Company repatriated earnings of $56.0 million subject to the Dividend Exclusion provisions of the Jobs Act and recorded tax expense of $2.5 million related to the repatriation. Also as a result of the Jobs Act, NMHG Wholesale benefited from the recognition of certain foreign tax credits previously written off.
NMHG Retail: During 2004, the effective income tax rate for NMHG Retail was favorably affected by the benefit of a settlement of a foreign income tax claim in Asia-Pacific. During 2003, NMHG Retail reversed $2.8 million in valuation allowances related to foreign net operating loss carryforwards. As a result of non-U.S. tax law changes, NMHG Retail now expects to utilize these foreign net operating loss carryforwards.
Excluding the impact of the discrete items discussed above, the effective income tax rates for the year ended December 31, 2005, decreased from 2004 primarily due to a shift in the mix of earnings to jurisdictions with lower effective income tax rates and the increased effect of the other permanent items noted in the table above. In addition, the Company’s consolidated effective income tax rate is lower than the statutory income tax rate primarily due to the benefit of equity earnings in unconsolidated subsidiaries and foreign tax rate differential at NMHG Wholesale.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            NMHG HOLDING CO.. AND SUBSIDIARIES
            (Tabular Amounts in Millions, Except Percentage Data)
A detail of Other income (expense) is as follows for the year ended December 31:

	2005	2004	2003
Other income (expense)
NMHG Wholesale
Interest income	$3.5	$2.0	$2.6
U.S. customs award	—	6.7	—
Foreign currency exchange gain (loss)	(0.1)	(0.2)	0.7
Income from unconsolidated affiliates	7.3	5.7	3.6
Loss on interest rate swap agreements	—	(0.2)	(1.5)
Other	—	(1.6)	(1.5)

	10.7	12.4	3.9

NMHG Retail
Interest income	0.1	0.1	0.2
Foreign currency exchange gain (loss)	(0.6)	0.3	0.1
Other	(0.3)	(0.3)	(0.3)

	(0.8)	0.1	—

NMHG Consolidated	$9.9	$12.5	$3.9

The U.S. Customs award of $6.7 million in 2004 represents anti-dumping settlements received by NMHG. The settlement was an award for 2003, which was held by U.S. Customs until 2004 pending a legal review that NMHG was due as a successor to the original claimant. NMHG was advised that it was the proper recipient and the funds were released during 2004.
Income from unconsolidated affiliates increased in 2005 compared with 2004 and 2003 primarily due to improved operating results at the Company’s equity-method joint venture, Sumitomo-NACCO Materials Handling Group, Ltd (“SN”).
NMHG WHOLESALE
2005 Compared With 2004
The following table identifies the components of the changes in revenues for 2005 compared with 2004:

Revenues
2004	$1,861.7

Increase in 2005 from:
Unit product mix	128.3
Unit volume	118.4
Unit price	65.3
Service parts	28.4
Foreign currency	12.0

2005	$2,214.1

Revenues increased $352.4 million, or 18.9%, due primarily to a shift in mix to higher-priced lift trucks in the Americas and Europe and higher volumes of lift truck sales in the Americas and Asia-Pacific as unit shipments increased 7.6% to 83,361 units in 2005 from 77,493 units in 2004. Also contributing to the improvement in revenues were price increases in all geographic regions. Additionally, revenues from parts sales increased primarily in the Americas due mainly to higher volume and improved pricing. The overall increase in revenues was also favorably affected from translating sales in foreign currencies to U.S. dollars mainly as a result of the strength of the British pound sterling against the U.S. dollar.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            NMHG HOLDING CO.. AND SUBSIDIARIES
            (Tabular Amounts in Millions, Except Percentage Data)
The following table identifies the components of the changes in operating profit for 2005 compared with 2004:

Operating
Profit
2004	$32.4

Increase (decrease) in 2005 from:
Gross profit	38.9
Selling, general and administrative expenses	(15.9)
Foreign currency	(1.3)

2005	$54.1

NMHG Wholesale’s operating profit increased 67.0% to $54.1 million in 2005 compared with $32.4 million in 2004. Gross profit increased primarily due to a favorable shift in mix to higher-margin lift trucks in the Americas and Europe, higher unit and part sales volumes and price increases. The benefit of the price increases of $65.3 million in 2005 was partially offset by increased material costs of $54.3 million, particularly steel. Selling, general and administrative expenses increased primarily due to higher engineering and marketing expenses for NMHG’s new series of 1 to 8 ton internal combustion engine lift trucks, an increase in employee-related expenses and an increase in bad debt expense. Operating profit was also affected by unfavorable currency movements primarily due to the sourcing of trucks and component parts for the U.S. market from NMHG manufacturing plants in countries with appreciated currencies.
Net income increased to $26.0 million in 2005 compared with $17.9 million in 2004 as a result of the items affecting operating profit, an increase in interest income as a result of additional funds available to invest and an increase in income from other unconsolidated affiliates mainly due to improved earnings of SN. These increases in net income were partially offset by an increase in interest expense due to an increase in debt and an increase in income tax expense during 2005. Additionally, net income in 2004 included a $6.7 million pre-tax anti-dumping settlement award from U.S. Customs.
Backlog
NMHG Wholesale’s worldwide backlog level decreased to 23,500 units at December 31, 2005 compared with 25,700 units at December 31, 2004 and decreased from 25,600 units at September 30, 2005.
2004 Compared With 2003
The following table identifies the components of the changes in revenues for 2004 compared with 2003:

Revenues
2003	$1,617.0

Increase in 2004 from:
Unit volume	135.7
Foreign currency	59.8
Unit product mix	18.9
Service parts	18.9
Unit price	11.4

2004	$1,861.7

Revenues increased $244.7 million, or 15.1%, due primarily to higher volumes of lift truck sales in the Americas and Europe as unit shipments increased 10.1% to 77,493 units in 2004 from 70,406 units in 2003. The overall increase in revenues was also favorably affected by translating sales in foreign currencies to U.S. dollars primarily due to the strength of the British pound sterling and the euro against the dollar, a favorable shift in mix to higher-

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            NMHG HOLDING CO.. AND SUBSIDIARIES
            (Tabular Amounts in Millions, Except Percentage Data)
priced lift trucks, higher revenues from parts sales primarily in the Americas mainly from higher volume and unit price increases in the Americas.
The following table identifies the components of the changes in operating profit for 2004 compared with 2003:

Operating
Profit
2003	$55.5

Decrease in 2004 from:
Foreign currency	(13.0)
Selling, general and administrative expenses	(8.2)
Gross profit	(1.9)

2004	$32.4

Operating profit decreased $23.1 million, or 41.6%, to $32.4 million in 2004 compared with $55.5 million in 2003. NMHG Wholesale’s operating results decreased due to the unfavorable effect of changes in currency exchange rates on domestic operations from the weakening U.S. dollar and increased selling, general and administrative expenses primarily due to higher employee-related expenses in the Americas and Europe and higher marketing expenses in Europe. Gross profit decreased primarily due to a $48.3 million increase in material costs from the commodity cost of steel in the Americas and Europe, which was almost completely offset by the effect of the increased revenues discussed above.
Net income of $17.9 million in 2004 decreased from $22.4 million in 2003. The decrease in operating profit in 2004 compared with 2003 was partially offset by a $6.7 million anti-dumping settlement; an increase in income from unconsolidated affiliates; a decline in interest expense as a result of reduced borrowings; and a decrease in the provision for income taxes. The reduced income tax provision was due to lower pre-tax profit as well as a decline in NMHG Wholesale’s effective income tax rate.
2002 Restructuring Plan:
As announced in December 2002, NMHG Wholesale phased out its Lenoir, North Carolina lift truck component facility and restructured other manufacturing and administrative operations, primarily its Irvine, Scotland lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million during 2002, of which $3.8 million related to a non-cash asset impairment charge and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Severance payments began in 2003 and are expected to continue through 2006. These actions were designed to essentially complete the restructuring of NMHG Wholesale’s global manufacturing facility infrastructure. Previously announced programs, such as Demand Flow Technology™, selected component outsourcing and innovative lift truck designs have enabled NMHG to maintain substantially unchanged lift truck production capacity in fewer facilities and at a reduced cost.
The Lenoir plant’s lift truck component operations, including mast and cylinder manufacturing, were consolidated into plants in Sulligent, Alabama; Berea, Kentucky; and Greenville, North Carolina. The Irvine assembly and component facility was restructured to an appropriately sized operation. The restructured facility will manufacture three- and four-wheel electric rider lift trucks and mast components for the European market. Other lift truck components currently manufactured in Irvine will be outsourced to independent suppliers.
During 2005, severance payments totaling $0.8 million were made to approximately 51 employees. Additionally in 2005, $1.2 million of the amount accrued at December 31, 2002 was reversed as a result of a reduction in the estimate of employees eligible to receive severance payments as well as a reduction in the average amount to be paid to each employee. During 2004, severance payments totaling $1.8 million were made to approximately 122 employees. In addition, $1.1 million of the amount originally accrued for severance was reversed as a result of employees leaving prior to becoming eligible for severance benefits and an additional decrease in the total number of employees estimated to be severed as a result of an increase in estimates of future production levels. Also included in the original restructuring charge was $0.9 million accrued for post-employment medical benefits, of which $0.1 million and $0.5 million were paid out during 2005 and 2004, respectively. Approximately $3.5 million and $6.6 million of restructuring related costs, which were primarily related to manufacturing inefficiencies and were not eligible for accrual when the program was announced in December 31, 2002, were expensed in

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            NMHG HOLDING CO.. AND SUBSIDIARIES
            (Tabular Amounts in Millions, Except Percentage Data)
2005 and 2004, respectively. Of the $3.5 million additional costs incurred during 2005, $3.3 million is classified as “Cost of sales” and $0.2 million is classified as “Selling, general, and administrative expenses” in the Consolidated Statements of Operations for the year ended December 31, 2005. Of the $6.6 million additional costs incurred during 2004, $5.9 million is classified as “Cost of sales” and $0.7 million is classified as “Selling, general, and administrative expenses” in the Consolidated Statements of Operations for the year ended December 31, 2004.
Additional costs, which were not eligible for previous accrual, of $4.0 million are expected under these programs in 2006. NMHG Wholesale estimates that these additional costs will be offset by cost savings, primarily from reduced employee wages and benefits, from these programs of $11.4 million in 2006 and $14.8 million annually thereafter.
NMHG RETAIL (net of eliminations)
2005 Compared With 2004
The following table identifies the components of the changes in revenues for 2005 compared with 2004:

Revenues
2004	$195.2

Increase (decrease) in 2005 from:
Eliminations	(20.2)
Sale of European dealerships	(12.0)
Europe	(0.5)
Asia-Pacific	15.9
Foreign currency	7.4

2005	$185.8

Revenues decreased to $185.8 million in 2005 compared with $195.2 million in 2004, primarily due to an increase in eliminations as a result of an increase in intercompany sales between NMHG Wholesale and NMHG Retail, mainly in Asia-Pacific. Also contributing to the decrease in revenues were the sale of two wholly owned dealerships in Europe during 2005 and lower revenues from used unit sales and rentals in Europe. The negative impact of the increase in eliminations and decrease in revenues in Europe was partially offset by increases in unit sales in Asia-Pacific and the favorable effect of translating sales in foreign currencies to U.S. dollars as a result of the strength of the Australian dollar, euro and British pound sterling compared with the U.S. dollar in 2005 compared with 2004.
The following table identifies the components of the changes in operating loss for 2005 compared with 2004:

Operating
Loss
2004	$(4.1)

Decrease (increase) in 2005 from:
Asia-Pacific	(4.8)
Sale of European dealerships	1.5
Eliminations	0.7
Europe	0.1

2005	$(6.6)

NMHG Retail’s operating loss increased $2.5 million to $6.6 million during 2005. The increase was primarily in Asia-Pacific due to reduced margins on new trucks as a result of increased costs, lower rental margins and increased employee-related costs. The increased operating loss in Asia-Pacific was partially offset by the net

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            NMHG HOLDING CO.. AND SUBSIDIARIES
            (Tabular Amounts in Millions, Except Percentage Data)
gain on the sale of two retail dealerships in Europe and a decrease in the elimination of intercompany profits on sales from NMHG Wholesale to NMHG Retail.
NMHG Retail’s net loss increased to $7.9 million in 2005 from $7.2 million in 2004, primarily due to the increased operating loss discussed above as well as a decrease in income tax benefits primarily due to the absence of a $0.8 million favorable tax settlement recognized in 2004 for the settlement of a foreign tax claim in Asia-Pacific. The impact of the operating loss and lower income tax benefits was partially offset by a decrease in interest expense of $2.9 million in 2005 compared with 2004 primarily as a result of a decrease in debt.
2004 Compared With 2003
The following table identifies the components of the changes in revenues for 2004 compared with 2003:

Revenues
2003	$162.6

Increase (decrease) in 2004 from:
Foreign currency	30.5
Eliminations	3.4
Europe	1.4
Asia-Pacific	(1.5)
Impact of U.S. dealer sold in Jan. 2003	(1.2)

2004	$195.2

Revenues increased $32.6 million, or 20.0%, primarily due to the favorable impact of translating sales in foreign currencies to U.S. dollars as a result of the weak dollar compared with the British pound sterling, euro and Australian dollar. Also contributing to the higher revenues was a decrease in eliminations due to lower intercompany sales between NMHG Wholesale and NMHG Retail, primarily in Asia-Pacific. In Europe, improved used unit sales and service revenues were partially offset by lower parts sales. The decrease in Asia-Pacific was mainly from a decrease in new unit sales and a shift in mix to lower-priced lift trucks.
The following table identifies the components of the changes in operating loss for 2004 compared with 2003:

Operating
Loss
2003	$(6.7)

Decrease (increase) in 2004 from:
Europe	2.5
Asia-Pacific	2.0
Wind-down costs of previously sold dealers in Europe	1.0
Impact of U.S. dealer sold in Jan. 2003	0.1
Eliminations	(2.0)
Foreign currency	(1.0)

2004	$(4.1)

NMHG Retail’s operating loss decreased $2.6 million primarily due to reduced operating losses in Europe and Asia-Pacific. The improved operating results in Europe are primarily from a decrease in operating expenses, due

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            NMHG HOLDING CO.. AND SUBSIDIARIES
            (Tabular Amounts in Millions, Except Percentage Data)
in part to the positive effect of prior restructuring programs. Also contributing to the improved operating results in Europe was the favorable impact of higher service revenues previously discussed. Improved operating results in Asia-Pacific, despite lower revenues, were due to increased service and rental margins. Additionally, the 2003 results included wind-down costs related to the settlement of contingent liabilities for previously-sold dealers. These improvements in NMHG Retail’s operating results were partially offset by the negative impact of translating losses in foreign currencies in Europe and Asia-Pacific to U.S. dollars, as well as an increase in the elimination of intercompany profit on intercompany sales between NMHG Wholesale and NMHG Retail.
NMHG Retail’s net loss increased $1.2 million to $7.2 million in 2004 from $6.0 million in 2003, as the effect of the improved operating results on net income was more than offset by the absence of a $2.8 million favorable tax adjustment recognized in the prior year for the reversal of valuation allowances related to foreign net operating loss carryforwards.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for NMHG Consolidated for the years ended December 31:

	2005	2004	Change
Operating activities:

Net income	$18.1	$10.7	$7.4
Depreciation and amortization	41.1	41.9	(0.8)
Other	(11.2)	4.8	(16.0)
Working capital changes, net of dispositions of businesses
Accounts receivable	(39.0)	(14.1)	(24.9)
Inventories	(31.6)	(71.5)	39.9
Accounts payable and other liabilities	23.8	91.3	(67.5)
Other	10.7	16.9	(6.2)

Net cash provided by operating activities	11.9	80.0	(68.1)

Investing activities:

Expenditures for property, plant and equipment	(43.6)	(33.4)	(10.2)
Proceeds from the sale of assets	9.8	13.4	(3.6)
Proceeds from the sale of businesses	3.9	—	3.9
Capital Grants and other	(0.2)	2.7	(2.9)

Net cash used for investing activities	(30.1)	(17.3)	(12.8)

Cash flow before financing activities	$(18.2)	$62.7	$(80.9)

Net cash provided by operating activities decreased $68.1 million primarily due to the effect of working capital changes, mainly due to changes in accounts payable and accounts receivable. The change in accounts payable was primarily due to timing differences of payments and the change in accounts receivable was primarily from an increase in revenues, as well as timing differences of receipts. In addition, net cash provided by operating activities decreased as a result of a decrease in other non-cash items, mainly due to the negative effect of the foreign currency translation adjustment on intercompany accounts receivable and payable. The negative working capital changes and other non-cash items were partially offset by a slow down in the growth of inventory levels as the current year’s transition to new production lines was substantially completed during 2005 and inventory started to return to more normal levels based on the anticipated sales volumes for 2006.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            NMHG HOLDING CO.. AND SUBSIDIARIES
            (Tabular Amounts in Millions, Except Percentage Data)

	2005	2004	Change
Financing Activities:

Net addition (reduction) of long-term debt and revolving credit agreements	$48.6	$(20.5)	$69.1
Financing fees paid	(0.5)	(0.8)	0.3
Cash dividends paid to NACCO	(5.0)	(5.0)	—

Net cash provided by (used for) financing activities	$43.1	$(26.3)	$69.4

The change in net cash provided by (used for) financing activities in 2005 compared with 2004 was primarily due to an increase in debt levels to support the working capital requirements related to the launch of the new 1 to 8 ton product lines.
Financing Activities
NMHG’s primary financing is provided by a secured, floating-rate revolving credit facility (the “Facility”) and $250.0 million of unsecured 10% Senior Notes that were issued in May 2002.
The Facility was modified during 2005 to, among other things, increase the size of the facility to $175.0 million from $135.0 million, reduce the applicable interest rate margins and extend the term until December 2010. The maximum availability is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the Facility. At December 31, 2005, the borrowing base under the Facility was $126.3 million, which has been reduced by the commitments or availability under certain foreign credit facilities and an excess availability requirement of $10.0 million. There were no domestic borrowings outstanding under this facility at December 31, 2005. The Facility includes a subfacility for foreign borrowers which can be denominated in British pound sterling or euros. Included in the borrowing capacity is a $20.0 million overdraft facility available to foreign borrowers. At December 31, 2005, there was $15.0 million outstanding under these foreign subfacilities.
During 2002, NMHG issued $250.0 million of 10% Senior Notes that mature on May 15, 2009 (the “Senior Notes”). The Senior Notes are senior unsecured obligations of NMHG Holding Co. and are guaranteed by substantially all of NMHG’s domestic subsidiaries. NMHG Holding Co. has the option to redeem all or a portion of the Senior Notes on or after May 15, 2006 at the redemption prices set forth in the Indenture governing the Senior Notes. The proceeds from the Senior Notes were reduced by an original issue discount of $3.1 million.
In addition to the amount outstanding under the Senior Notes, NMHG had borrowings of approximately $28.8 million at December 31, 2005 under various working capital facilities.
Both the NMHG Facility and terms of the Senior Notes include restrictive covenants which, among other things, limit the payment of dividends to NACCO to no greater than $5.0 million annually, subject to additional restrictions and limitations. The Facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. The borrowers must maintain aggregate excess availability under the revolving credit facility of at least $10.0 million. At December 31, 2005, NMHG was in compliance with all covenants.
NMHG believes that funds available under the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the Facility in December 2010.
In addition, NMHG is considering alternatives to enable it to refinance portions of its current outstanding debt, including the redemption of its Senior Notes in accordance with the terms and conditions of those securities. There can be no assurances that NMHG will be able to secure financing in amounts or at terms that would enable NMHG to complete any contemplated refinancing.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            NMHG HOLDING CO.. AND SUBSIDIARIES
            (Tabular Amounts in Millions, Except Percentage Data)
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table summarizing the contractual obligations of NMHG:

	Payments Due by Period
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
NMHG senior notes(1)	$250.0	$—	$—	$—	$250.0	$—	$—
NMHG revolving credit facilities	23.9	23.9	—	—
Term loans	19.9	8.0	3.0	3.0	3.0	2.9	—
Note payable, parent company	39.0	39.0	—	—	—	—	—
Capital lease obligations including principal and interest	12.6	4.3	2.5	1.8	1.2	0.7	2.1
Operating lease obligations	152.4	54.7	41.7	28.0	17.8	8.6	1.6
Unconditional purchase obligations	3.5	0.9	0.2	1.6	0.8	—	—

Total contractual cash obligations	$501.3	$130.8	$47.4	$34.4	$272.8	$12.2	$3.7

(1)	The face value of the Senior Notes due in 2009 is $250.0 million. The initial proceeds from the Senior Notes received in 2002 were reduced by an original issue discount of $3.1 million. The unamortized balance of this discount at December 31, 2005 is $1.8 million. Therefore, the amount recognized as Senior Notes in the Consolidated Balance Sheet at December 31, 2005 is $248.2 million.
An event of default, as defined in the Indenture governing NMHG’s Senior Notes, in NMHG’s revolving credit facilities, in NMHG’s term loan agreements and in NMHG’s operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred under these agreements.
Pension and postretirement funding can vary significantly each year due to changes in legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. NMHG expects to contribute approximately $4.8 million and $5.0 million to its U.S. and non-U.S. pension plans, respectively, in 2006. NHMG expects to make payments related to its other postretirement plans totaling approximately $9.1 million over the next ten years. Benefit payments beyond that time cannot currently be estimated.
In addition, NMHG has the following commitments, stated at the maximum undiscounted potential liability, at December 31, 2005:

Total
Standby recourse obligations	$209.7
Guarantees or repurchase obligations	6.5

Total commercial commitments	$216.2

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            NMHG HOLDING CO.. AND SUBSIDIARIES
            (Tabular Amounts in Millions, Except Percentage Data)
Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2006	2005	2004
NMHG Wholesale	$45.8	$36.5	$26.1
NMHG Retail	5.7	7.1	7.3

Total NMHG	$51.5	$43.6	$33.4

NMHG’s planned expenditures in 2006 include $17.8 million for improvements to existing plants, $15.0 million for product development, $11.9 million for improvements to NMHG’s information technology infrastructure and $6.8 million for other projects. The principal sources of financing for these capital expenditures are expected to be internally generated funds and facility borrowings.
Capital Structure
NMHG’s capital structure is presented below:

	2005	2004	Change
Total net tangible assets	$417.5	$382.6	$34.9
Goodwill and other intangibles	351.6	354.8	(3.2)

Net assets	769.1	737.4	31.7
Note payable, parent company	(39.0)	—	(39.0)
Debt	(302.5)	(290.5)	(12.0)
Minority interest	—	(0.1)	0.1

Stockholder’s equity	$427.6	$446.8	$(19.2)

Debt to total capitalization	44%	39%	5%
The increase in total net tangible assets is primarily due to a $13.5 million increase in inventories as well as a $23.8 million increase in cash and an $18.9 million increase in receivables. These increases were partially offset by a $12.2 million decrease in net property, plant and equipment and a $13.8 million increase in other current liabilities. The increases in inventories and receivables were primarily due to increases in sales volumes. Also, contributing to the increase in inventories was the timing of shipments.
Debt increased in order to support the working capital requirements related to increased sales and the launch of the new 1 to 8 ton product lines. Stockholder’s equity decreased $19.2 million in 2005 primarily as a result of an unfavorable adjustment of $28.7 million to the foreign currency cumulative translation balance and the $5.0 million of dividends paid to NACCO, partially offset by net income of $18.1 million.
RELATED PARTY TRANSACTIONS
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
Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or another unrelated third party. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster and Yale lift trucks from dealers, customers and directly from NMHG, such that NFS could provide lease financing to dealers and customers, for the years ended December 31, 2005, 2004 and 2003 were $291.3 million, $270.4 million and $234.6 million, respectively. Of this amount, $48.9 million, $57.7 million and $36.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, was invoiced directly from NMHG to NFS. Amounts receivable from NFS at December 31, 2005 and 2004 were immaterial.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            NMHG HOLDING CO.. AND SUBSIDIARIES
            (Tabular Amounts in Millions, Except Percentage Data)
Under the terms of the joint venture agreement with GECC, NMHG provides recourse for financing provided by NFS to NMHG dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At December 31, 2005, approximately $172.3 million of the Company’s total standby recourse obligations, guarantees or repurchase obligations of $216.2 million related to transactions with NFS. NMHG has reserved for losses under the terms of the guarantees or standby recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses with respect to these obligations. In 2005 and 2003, three customers and one customer, respectively, for which NMHG provided a guarantee or had standby recourse or repurchase obligations defaulted under its obligation to NFS. NMHG exercised its rights under the terms of the guarantee and obtained possession of the lift trucks purchased for this customer in default. There were no such defaults by customers in 2004. During 2005 and 2003, the net losses resulting from customer defaults did not have a material adverse effect on NMHG’s results of operations or financial position.
In connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2005, loans from GECC to NFS totaled $699.2 million. Although NMHG’s contractual guarantee was $139.8 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which NMHG guarantees $172.3 million. Excluding the $172.3 million of NFS receivables guaranteed by NMHG from NFS’ loans to GECC, NMHG’s incremental obligation as a result of this guarantee to GECC is $105.4 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
In addition to providing financing to NMHG’s dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $11.3 million and $10.7 million at December 31, 2005 and 2004, respectively.
NMHG provides certain services to NFS for which it receives compensation under the terms of the joint venture agreement. These services consist primarily of administrative functions and remarketing services. Total income recorded by NMHG related to these services was $5.1 million in 2005, $5.2 million in 2004 and $3.7 million in 2003.
NMHG has a 50% ownership interest in SN, a limited liability company which was formed in 1970 to manufacture and distribute lift trucks in Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, NMHG accounts for its ownership in SN using the equity method of accounting. NMHG purchases, under normal trade terms, Hyster and Yale branded lift trucks and related component and aftermarket parts from SN for sale outside of Japan. In 2005, 2004 and 2003, purchases from SN were $72.8 million, $91.7 million and $73.3 million, respectively. Amounts payable to SN at December 31, 2005 and 2004 were $18.1 million and $24.8 million, respectively.
During 2005, NMHG recognized $3.6 million in expenses related to payments to SN for engineering design services. These expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2005. Additionally, NMHG recognized income of $0.3 million for payments from SN for use of technology developed by NMHG. This income was included in “Revenues” in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2005. No similar income or expense related to SN was recorded by NMHG during the years ended December 31, 2004 and 2003.
RECENTLY ISSUED ACCOUNTING STANDARDS
SFAS No. 151: In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the Company’s financial position or results of operations.
SFAS No. 154: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            NMHG HOLDING CO.. AND SUBSIDIARIES
            (Tabular Amounts in Millions, Except Percentage Data)
by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial position or results of operations.
SFAS No. 155: In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.
EFFECTS OF FOREIGN CURRENCY
NMHG operates internationally and enters into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. The effects of foreign currency on operating results at NMHG are discussed above. The Company’s use of foreign currency derivative contracts is discussed under the heading, “Quantitative and Qualitative Disclosures about Market Risk.”
ENVIRONMENTAL MATTERS
The Company’s manufacturing operations, like those of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws. Compliance with these increasingly stringent standards could result in higher expenditures for both capital improvements and operating costs. The Company’s policies stress environmental responsibility and compliance with these regulations. Based on current information, management does not expect compliance with these regulations to have a material adverse effect on the Company’s financial condition or results of operations. See Item 1 in Part I of this Form 10-K for further discussion of these matters.
OUTLOOK
NMHG Wholesale
Global lift truck markets continued to strengthen in 2005. In 2006, the company expects strong lift truck markets in the Americas and Asia-Pacific, and moderate year-over-year increases in Europe. With these market prospects and the successful launch of the newly designed 1 to 3 ton internal combustion engine lift trucks, NMHG Wholesale anticipates that its unit bookings and shipment levels in 2006 will be substantially higher than in 2005. However, shipments of the newly designed 4 to 7 ton internal combustion engine lift trucks that are expected to be introduced in 2006 and early 2007 will be at controlled rates to accommodate the phase-in of these products.
Previously implemented improvement programs are expected to deliver significant benefits in 2006. The company’s 1 to 3 ton series, the highest volume portion of the newly designed 1 to 8 ton internal combustion engine lift truck line, was introduced in 2005 and is expected to positively affect results in 2006. The remaining series are expected to be largely introduced by 2007, with the introduction of the 4 to 5 ton series in 2006 and the 6 to 8 ton series in early 2007. The expected increasingly positive effects of these new product introductions, expense reduction efforts already implemented, increased efficiencies in the Americas attributable to the completion of the restructuring and rearrangement of assembly lines, and the resulting reduction in manufacturing costs are expected to provide significant profitability improvements in 2006. In addition, NMHG Wholesale’s manufacturing restructuring activities are approaching maturity and are expected to require less expense than in prior years. The previously noted benefits are expected to be partially offset by one-time product development and related introduction costs, as well as start-up manufacturing inefficiencies in 2006 related to the new lift truck series to be launched. Additional, however less material, offsets to the favorable effects of the new lift trucks, are costs attributable to the remaining portion of the previously announced Irvine manufacturing restructuring program and production line movements, which will take place in the second half of 2006.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            NMHG HOLDING CO.. AND SUBSIDIARIES
            (Tabular Amounts in Millions, Except Percentage Data)
Price increases implemented in prior periods are expected to continue to offset the effect of anticipated higher material costs in 2006. While these pricing actions are expected to have a significant impact on margin recovery in 2006, full recovery of the accumulated material cost increases incurred since the end of 2003 is not anticipated until 2007. Although cost increases have leveled off in the past few quarters, higher energy prices could result in further increases in the costs of raw materials and higher fuel costs are expected to raise shipping costs. Accordingly, the company will continue to monitor economic conditions and their resulting effects on costs, and evaluate the need and potential for future price increases. In addition, although the dollar continues to strengthen, past currency movements still leave NMHG Wholesale in an unfavorable position compared with the favorable currency environment that existed in the period ending in 2002. As a result, the company continues to work actively to shift the sourcing of components from high cost British pound sterling and euro countries to U.S. dollar and low cost areas on the assumption that currency exchange rates are likely to stay at levels that are not advantageous to NMHG Wholesale. Overall, NMHG Wholesale’s investment in long-term programs, particularly its significant new product development and manufacturing programs, are expected to positively affect results in the first half of 2006, with a significantly larger impact during the second half of 2006 and in 2007and 2008.
NMHG Retail
In 2006, NMHG Retail expects the programs put in place to have a significant impact on the performance of its wholly owned dealerships, although the full benefit will not be achieved until future years. These programs were put in place in order to meet the longer-term strategic objectives, which include achieving at least break-even results while building market position.
FORWARD-LOOKING STATEMENTS
The statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to NMHG’s operations include, without limitation:
(1) reduction in demand for lift trucks and related aftermarket parts and service on a worldwide basis, especially in the U.S. where NMHG derives a majority of its sales, (2) changes in sales prices, (3) delays in delivery or increases in costs of raw materials or sourced products and labor, (4) customer acceptance of, changes in the prices of, or delays in the development of new products, (5) introduction of new products by, or more favorable product pricing offered by, NMHG’s competitors, (6) delays in manufacturing and delivery schedules, (7) changes in or unavailability of suppliers, (8) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (9) product liability or other litigation, warranty claims or returns of products, (10) delays in or increased costs of restructuring programs, (11) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (12) acquisitions and/or dispositions of dealerships by NMHG and (13) changes mandated by federal and state regulation including health, safety or environmental legislation.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
On May 9, 2002, NMHG refinanced a majority of its floating-rate debt financing with the issuance of Senior Notes at a fixed rate of interest. As a result of this refinancing during 2002, NMHG terminated all of its interest rate swap agreements. The combined notional amount and fair value of the interest rate swap agreements terminated was $285.0 million and a payable of $11.5 million, respectively, on the respective dates of termination. A small portion of NMHG’s financing, however, requires interest payments based on floating interest rates. See also Note 2 and Note 8 to the Consolidated Financial Statements in this Form 10-K.
For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair value, based on a market quote, of NMHG’s fixed rate debt was $263.1 million at December 31, 2005. Assuming a hypothetical 10% decrease in the effective interest yield on this fixed rate debt, the fair value of this liability would increase by $1.3 million compared with the fair value of this liability at December 31, 2005.
FOREIGN CURRENCY EXCHANGE RATE RISK
NMHG operates internationally and enters into transactions denominated in foreign currencies. As such, its financial results are subject to the variability that arises from exchange rate movements. NMHG uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts mature within one year and require the Company to buy or sell Japanese yen, Australian dollars, Canadian dollars, Mexican pesos, Swedish kroner, British pound sterling or euros for the functional currency in which the Company operates at rates agreed to at the inception of the contracts. The fair value of these contracts was a net liability of $3.4 million at December 31, 2005. See also Notes 2 and 8 to the Consolidated Financial Statements in this Form 10-K.
For purposes of specific risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% strengthening of the U.S. dollar compared with other foreign currencies at December 31, 2005, the fair value of foreign currency-sensitive financial instruments, which primarily represents forward foreign currency exchange contracts, would decline by $10.2 million compared with its fair value at December 31, 2005. It is important to note that the loss in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables, payables and net investments in foreign subsidiaries.
COMMODITY PRICE RISK
The Company uses certain commodities, including steel and resins in the normal course of its manufacturing processes. As such, the cost of operations is subject to variability as the market for these commodities changes. The Company monitors this risk and, from time to time, enters into derivative contracts to hedge this risk. The Company does not currently have any such derivative contracts outstanding, nor does the Company have any significant purchase obligations to obtain fixed quantities of commodities in the future.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Form 10-K.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure for the three year period ended December 31, 2005.
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
Changes in internal controls: During the fourth quarter of 2005 and subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, other than the change made to account for NACCO management fees as described in Note 2 to the Company’s consolidated financial statements included under Item 8 in this Form 10-K.
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
Omitted pursuant to General Instruction I 2(c) of Form 10-K.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Omitted pursuant to General Instruction I 2(c) of Form 10-K.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
2005 — Ernst & Young LLP billed or will bill the Company $2.6 million, in the aggregate, for professional services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2005, the reviews of the interim financial statements included in the Company’s Forms 10-Q filed during the fiscal year ended December 31, 2005 and control testing related to the required audit of NACCO’s internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act, as well as for services provided in connection with statutory audits.

2004 — Ernst & Young LLP billed or will bill the Company $2.2 million, in the aggregate, for professional services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2004, the reviews of the interim financial statements included in the Company’s Forms 10-Q filed during the fiscal year ended December 31, 2004 and control testing related to the required audit of NACCO’s internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act, as well as for services provided in connection with statutory audits.
Audit-Related Fees
2005 — Ernst & Young LLP billed or will bill the Company $0.1 million, in the aggregate, for assurance and related services rendered by Ernst & Young LLP in 2005, as well as the audits of employee benefit plans and accounting advisory services.
2004 — Ernst & Young LLP billed or will bill the Company $0.1 million, in the aggregate, for assurance and related services rendered by Ernst & Young LLP in 2004, as well as the audits of employee benefit plans and accounting advisory services.
Tax Fees
2005 — Ernst & Young LLP has not billed and will not bill the Company for professional tax services rendered by Ernst & Young LLP in 2005.
2004 — Ernst & Young LLP billed or will bill the Company less than $0.1 million, in the aggregate, for professional tax services rendered by Ernst & Young LLP in 2004, primarily for tax return compliance and tax advice services.
All Other Fees
2005 — Ernst & Young LLP has not billed and will not bill the Company fees for services provided by Ernst & Young LLP, other than the services reported under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”, during the fiscal year ended December 31, 2005.
2004 — Ernst & Young LLP has not billed and will not bill the Company fees for services provided by Ernst & Young LLP, other than the services reported under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”, during the fiscal year ended December 31, 2004.
No assurance or related services, tax compliance, tax advice or tax planning services, or products and services performed by the independent registered public accounting firm for the Company were approved during the last two fiscal years by the Audit Review Committee pursuant to 17 CFR 210.2-01(c)(7)(i)(C).
Pre-Approval Policies and Procedures
Under the Company’s pre-approval policies and procedures only audit and audit-related services and limited tax services will be performed by the Company’s principal independent registered public accounting firm. In addition, all audit, audit-related, tax and other accounting services to be performed for the Company must be pre-approved by the Company’s Audit Review Committee. In furtherance of this policy, for 2005 the Audit Review Committee authorized the Company to engage Ernst & Young LLP for specific audit, audit-related and tax services up to specified fee levels. The Committee has delegated to the Chairman of the Audit Review Committee and one other Committee member the authority to approve services other than audit, review or attest services, which approvals are reported to the Audit Review Committee at its next meeting. The Company provides the Chairman of the Committee with written confirmation of each individual service engagement, and provides a summary of authorities and commitments at each general meeting of the Committee.

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
(c) Financial Statement Schedules — The response to Item 15(c) is set forth beginning at page F-51 of this Annual Report on Form 10-K. Except as noted below, all other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
Separate financial statements and notes thereto for Sumitomo-NACCO Materials Handling Group, Ltd. and NMHG Financial Services, Inc. have not been included in this 10-K and are required to be included in accordance with Rule 3-09 of Regulation S-X. Pursuant to Rule 3-09(b) of Regulation S-X, the Company will include these separate financial statements and notes thereto, when available, in an amendment to this 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NMHG Holding Co.

	By:	/s/ Michael K. Smith

Michael K. Smith Vice President, Finance and Information Systems, and Chief Financial Officer (principal financial and accounting officer)
February 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Reginald R. Eklund Reginald R. Eklund	President and Chief Executive Officer (principal executive officer), Director	February 28, 2006

/s/ Michael K. Smith Michael K. Smith	Vice President, Finance and Information Systems, and Chief Financial Officer (principal financial and accounting officer)	February 28, 2006

* Owsley Brown II Owsley Brown II	Director	February 28, 2006

* Eiichi Fujita Eiichi Fujita	Director	February 28, 2006

* Robert M. Gates Robert M. Gates	Director	February 28, 2006

* Leon J. Hendrix, Jr. Leon J. Hendrix, Jr.	Director	February 28, 2006

* Dennis W. LaBarre Dennis W. LaBarre	Director	February 28, 2006

* Richard de J. Osborne Richard de J. Osborne	Director	February 28, 2006

* Alfred M. Rankin, Jr. Alfred M. Rankin, Jr.	Director	February 28, 2006

* Claiborne R. Rankin Claiborne R. Rankin	Director	February 28, 2006

* Ian M. Ross Ian M. Ross	Director	February 28, 2006

* Michael E. Shannon Michael E. Shannon	Director	February 28, 2006

* Britton T. Taplin Britton T. Taplin	Director	February 28, 2006

* David F. Taplin David F. Taplin	Director	February 28, 2006

* Frank F. Taplin Frank F. Taplin	Director	February 28, 2006

* John F. Turben John F. Turben	Director	February 28, 2006

* Eugene Wong Eugene Wong	Director	February 28, 2006

* Michael K. Smith, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the
Securities and Exchange Commission.

/s/ Michael K. Smith Michael K. Smith, Attorney-in-Fact	February 28, 2006
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
YEAR ENDED DECEMBER 31, 2005
NMHG HOLDING CO.
PORTLAND, OREGON

FORM 10-K
ITEM 15(a)(1) AND (2)
NMHG HOLDING CO. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
     The following consolidated financial statements of NMHG Holding Co. and Subsidiaries are incorporated by reference in Item 8:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm—For each of the three years in the period ended December 31, 2005
Consolidated Statements of Operations and Comprehensive Income —Years ended December 31, 2005, 2004 and 2003
Consolidated Balance Sheets—December 31, 2005 and 2004
Consolidated Statements of Cash Flows—Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholder’s Equity—Years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
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
     Separate financial statements and notes thereto for Sumitomo-NACCO Materials Handling Group, Ltd. and NMHG Financial Services, Inc. have not been included in this 10-K and are required to be included in accordance with Rule 3-09 of Regulation S-X. Pursuant to Rule 3-09(b) of Regulation S-X, the Company will include these separate financial statements and notes thereto, when available, in an amendment to this 10-K.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of NMHG Holding Co.
We have audited the accompanying consolidated balance sheets of NMHG Holding Co. (a wholly owned subsidiary of NACCO Industries, Inc.) and Subsidiaries (collectively “the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NMHG Holding Co. and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2, the consolidated financial statements for the year ended December 31, 2004 have been restated.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 24, 2006

NMHG HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	2005	2004 (a)	2003
		(In millions)
Revenues	$2,399.9	$2,056.9	$1,779.6
Cost of sales	2,055.1	1,748.8	1,467.3

Gross Profit	344.8	308.1	312.3
Operating Expenses
Selling, general and administrative expenses	289.2	272.2	256.2
NACCO management fee	9.3	9.0	8.1
Reversals of restructuring charges	(1.2)	(1.4)	(0.8)

	297.3	279.8	263.5

Operating Profit	47.5	28.3	48.8

Other income (expense)
Interest expense	(34.9)	(33.7)	(35.1)
Loss on interest rate swap agreements	—	(0.2)	(1.5)
Income from unconsolidated affiliates	7.3	5.7	3.6
U.S. Customs award	—	6.7	—
Other — net	2.6	0.3	1.8

	(25.0)	(21.2)	(31.2)

Income Before Income Taxes and Minority Interest	22.5	7.1	17.6
Income tax provision (benefit)	4.5	(3.2)	1.8

Income Before Minority Interest	18.0	10.3	15.8
Minority interest income	0.1	0.4	0.6

Net Income	18.1	10.7	16.4

Other comprehensive income (loss)
Foreign currency translation adjustment	(28.7)	20.6	35.8
Reclassification of hedging activity into earnings, net of $0.7 tax expense in 2005; ($1.1) tax benefit in 2004 and $0.3 tax expense in 2003.	1.1	(1.7)	0.5
Current period cash flow hedging activity, net of ($2.5) tax benefit in 2005; $1.1 tax expense in 2004; and $0.8 tax expense in 2003.	(3.9)	1.7	1.3
Minimum pension liability adjustment, net of ($1.0) tax benefit in 2005; ($5.6) tax benefit in 2004 and ($0.4) tax benefit in 2003	(0.8)	(8.7)	(6.5)

	(32.3)	11.9	31.1

Comprehensive Income	$(14.2)	$22.6	$47.5

See Notes to Consolidated Financial Statements.

(a)	As restated. See Note 2.

NMHG HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2004 (a)
	(In millions, except share data)
ASSETS

Current Assets
Cash and cash equivalents	$121.2	$97.4
Accounts receivable, net of allowances of $8.7 in 2005 and $6.0 in 2004	273.5	254.6
Tax advances, parent company	2.6	7.9
Inventories	333.1	319.6
Deferred income taxes	25.8	15.6
Prepaid expenses and other	25.8	23.2

Total Current Assets	782.0	718.3
Property, Plant and Equipment, Net	225.9	238.1
Goodwill	350.5	353.3
Other Non-current Assets	97.3	95.2

Total Assets	$1,455.7	$1,404.9

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities
Accounts payable	$300.9	$303.9
Accounts payable, affiliate	20.9	25.2
Revolving credit agreements	23.9	9.2
Current maturities of long-term debt	11.5	11.8
Note payable, parent company	39.0	—
Accrued payroll	29.1	28.2
Accrued warranty obligations	27.7	28.3
Other current liabilities	131.7	117.9

Total Current Liabilities	584.7	524.5

Long-term Debt	267.1	269.5

Self-insurance Liabilities	55.2	46.8

Other Non-current Liabilities	121.1	117.2

Minority Interest	—	0.1

Stockholder’s Equity
Common stock, par value $1 per share, 100 shares authorized; 100 shares outstanding	—	—
Capital in excess of par value	202.6	202.6
Retained earnings	257.0	243.9
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	17.4	46.1
Minimum pension liability adjustment	(47.9)	(47.1)
Deferred gain (loss) on cash flow hedging	(1.5)	1.3

	427.6	446.8

Total Liabilities and Stockholder’s Equity	$1,455.7	$1,404.9

See Notes to Consolidated Financial Statements.

(a)	As restated. See Note 2.

NMHG HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004 (a)	2003
	(In millions)
Operating Activities
Net income	$18.1	$10.7	$16.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41.1	41.9	44.1
Deferred income taxes	(8.7)	(2.1)	6.2
Reversals of restructuring charges	(1.2)	(1.4)	(0.8)
Minority interest income	(0.1)	(0.4)	(0.6)
Gain on sale of assets	(1.1)	(0.2)	—
Other	(0.1)	8.9	10.1
Working capital changes:
Affiliate receivable/ payable	11.3	17.0	(6.5)
Accounts receivable	(39.0)	(14.1)	(31.9)
Inventories	(31.6)	(71.5)	(5.3)
Other current assets	(0.6)	(0.1)	(0.5)
Accounts payable and other liabilities	23.8	91.3	18.9

Net cash provided by operating activities	11.9	80.0	50.1

Investing Activities
Expenditures for property, plant and equipment	(43.6)	(33.4)	(27.6)
Proceeds from the sale of assets	9.8	13.4	16.5
Proceeds from the sale of businesses	3.9	—	—
Capital grants	0.9	2.1	—
Other-net	(1.1)	0.6	—

Net cash used for investing activities	(30.1)	(17.3)	(11.1)

Financing Activities
Additions to long-term debt and revolving credit agreements	31.1	36.7	25.4
Reductions of long-term debt and revolving credit agreements	(21.5)	(57.2)	(54.4)
Cash dividends paid	(5.0)	(5.0)	(5.0)
Notes receivable/payable, parent company	39.0	—	—
Financing fees paid	(0.5)	(0.8)	(0.1)

Net cash provided by (used) for financing activities	43.1	(26.3)	(34.1)

Effect of exchange rate changes on cash	(1.1)	(0.3)	1.5

Cash and Cash Equivalents
Increase for the period	23.8	36.1	6.4
Balance at the beginning of the period	97.4	61.3	54.9

Balance at the end of the period	$121.2	$97.4	$61.3

See Notes to Consolidated Financial Statements.

(a)	As restated. See Note 2.

NMHG HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Year Ended December 31
	2005	2004 (a)	2003
	(In millions)
Common Stock	$—	$—	$—

Capital in Excess of Par Value
Beginning balance	202.6	198.2	198.2
Capital contribution from parent company	—	4.4	—

	202.6	202.6	198.2

Retained Earnings
Beginning balance	243.9	238.2	226.8
Net income	18.1	10.7	16.4
Cash dividends	(5.0)	(5.0)	(5.0)

	257.0	243.9	238.2

Accumulated Other Comprehensive Income (Loss)
Beginning balance	0.3	(11.6)	(42.7)
Foreign currency translation adjustment	(28.7)	20.6	35.8
Minimum pension liability adjustment	(0.8)	(8.7)	(6.5)
Current period cash flow hedging activity	(3.9)	1.7	1.3
Reclassification of hedging activity into earnings	1.1	(1.7)	0.5

	(32.0)	0.3	(11.6)

Total Stockholder’s Equity	$427.6	$446.8	$424.8

See Notes to Consolidated Financial Statements.

(a)	As restated. See Note 2.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
NOTE 1—Principles of Consolidation and Nature of Operations
The Consolidated Financial Statements include the accounts of NMHG Holding Co. (“NMHG Holding,” the parent company), a Delaware corporation, and subsidiaries (“NMHG” or the “Company”). NMHG Holding is a wholly owned subsidiary of NACCO Industries, Inc. (“NACCO”).
NMHG designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster and Yale brand names. The Company manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster and Yale retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster and Yale lift trucks and related service parts by wholly owned retail dealerships and rental companies. The sale of service parts represents approximately 13%, 15% and 15% of total NMHG revenues as reported for 2005, 2004 and 2003, respectively.
The Consolidated Financial Statements include the accounts of NMHG’s wholly owned domestic and international manufacturing and retail subsidiaries. Also included is Shanghai Hyster Forklift Ltd., a 70% owned joint venture in China. All significant intercompany accounts and transactions among the consolidated companies are eliminated in consolidation.
Investments in Sumitomo-NACCO Materials Handling Company, Ltd. (“SN”), a 50% owned joint venture, and NMHG Financial Services, Inc. (“NFS”), a 20% owned joint venture, are accounted for by the equity method. SN operates manufacturing facilities in Japan and the Philippines from which the Company purchases certain components and internal combustion engines and lift trucks. Sumitomo Heavy Industries, Inc. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Inc. prior to a vote of SN’s board of directors. NFS is a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and National Account customers in the United States. National Account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The Company’s percentage share of the net income or loss from its equity investments is reported on the line “Income from unconsolidated affiliates” in the “Other income (expense)” portion of the Consolidated Statements of Operations and Comprehensive Income.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
NOTE 2—Significant Accounting Policies
Restatement: During 2004, NACCO did not charge the NACCO management fees to the Company during portions of the year. Subsequently, it was determined that the 2004 financial results should include the management fees that were not charged as an equity contribution to the Company. The impact of reflecting this change in the Company’s 2004 statement of operations and balance sheet are reflected in the tables below.

	As Previously	Adjustment for
	Reported	NACCO Fee	As Restated
Revenues	$2,056.9	$—	$2,056.9
Cost of sales	1,748.8	—	1,748.8

Gross Profit	308.1	—	308.1
Operating Expenses
Selling, general and administrative expenses	272.2	—	272.2
NACCO management fee	2.3	6.7	9.0
Reversals of restructuring charges	(1.4)	—	(1.4)

	273.1	6.7	279.8

Operating Profit	35.0	(6.7)	28.3

Other income (expense)
Interest expense	(33.7)	—	(33.7)
Loss on interest rate swap agreements	(0.2)	—	(0.2)
Income from unconsolidated affiliates	5.7	—	5.7
U.S. Customs award	6.7	—	6.7
Other — net	0.3	—	0.3

	(21.2)	—	(21.2)

Income Before Income Taxes and Minority Interest	13.8	(6.7)	7.1
Income tax provision (benefit)	(0.9)	(2.3)	(3.2)

Income Before Minority Interest	14.7	(4.4)	10.3
Minority interest income	0.4	—	0.4

Net Income	$15.1	$(4.4)	$10.7

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

	As Previously	Adjustment for
	Reported	NACCO Fee	As Restated
ASSETS

Current Assets
Cash and cash equivalents	$97.4	$—	$97.4
Accounts receivable, net of allowances	254.6	—	254.6
Tax advances, parent company	7.9	—	7.9
Inventories	319.6	—	319.6
Deferred income taxes	15.6	—	15.6
Prepaid expenses and other	23.2	—	23.2

Total Current Assets	718.3	—	718.3

Property, Plant and Equipment, Net	238.1	—	238.1

Goodwill	353.3	—	353.3

Other Non-current Assets	95.2	—	95.2

Total Assets	$1,404.9	$—	$1,404.9

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities
Accounts payable	$303.9	$—	$303.9
Accounts payable, affiliate	25.2	—	25.2
Revolving credit agreements	9.2	—	9.2
Current maturities of long-term debt	11.8	—	11.8
Accrued payroll	28.2	—	28.2
Accrued warranty obligations	28.3	—	28.3
Other current liabilities	117.9	—	117.9

Total Current Liabilities	524.5	—	524.5

Long-term Debt	269.5	—	269.5

Self-insurance Liabilities	46.8	—	46.8

Other Non-current Liabilities	117.2	—	117.2

Minority Interest	0.1	—	0.1

Stockholder’s Equity
Common stock, par value $1 per share, 100 shares authorized; 100 shares outstanding	—	—	—
Capital in excess of par value	198.2	4.4	202.6
Retained earnings	248.3	(4.4)	243.9
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	46.1	—	46.1
Minimum pension liability adjustment	(47.1)	—	(47.1)
Deferred gain on cash flow hedging	1.3	—	1.3

	446.8	—	446.8

Total Liabilities and Stockholder’s Equity	$1,404.9	$—	$1,404.9

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
Accounts Receivable, Net of Allowances: Allowances are maintained against accounts receivable for doubtful accounts. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. Accounts are written off against the allowance when it becomes evident that collection will not occur. See also the Company’s revenue recognition policy regarding allowances for product returns and product discounts.
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
Goodwill: Goodwill represents the excess purchase price paid over the fair value of the net assets acquired. The Company evaluates the carrying value of goodwill for impairment annually as of May 1st and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount. Impairment exists when the carrying amount of goodwill exceeds its fair value. The Company estimates the fair value of the reporting unit using a model developed by the Company which incorporates estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and management judgment regarding the applicable discount rates to discount those estimated cash flows. The results of the testing indicated goodwill was not impaired.
Self-insurance Liabilities: The Company is generally self-insured for product liability, environmental liability, and medical and workers’ compensation claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management’s judgment for valuing claims. Changes in assumptions for such matters as legal

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
judgments and settlements, legal defense costs, inflation rates, medical costs and actual experience could cause estimates to change in the near term. For product liability, catastrophic coverage is retained for potentially significant individual claims.
Revenue Recognition: Revenues are generally recognized when title transfers and risk of loss passes as customer orders are completed and shipped. For National Account customers, revenue is recognized upon customer acceptance.
Products generally are not sold with the right of return. However, based on the Company’s historical experience, a portion of aftermarket parts sold is estimated to be returned due to reasons such as product failure, which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues at the time of the sale based upon this historical experience and the limited right of return provided to the Company’s dealers.
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
NMHG sells some lift trucks with multiple deliverables, including future product maintenance. Under these arrangements, the revenue related to the undelivered portion is determined based on vendor specific objective evidence and deferred until it can be properly recognized under company policy in accordance with the Emerging Issues Task Force (“EITF”) Release No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Maintenance revenues are recognized in proportion to expected maintenance expenses.
Advertising Costs: Advertising costs are expensed as incurred. Total advertising expense was $13.4 million, $12.3 million, and $9.3 million in 2005, 2004 and 2003, respectively.
Product Development Costs: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $50.0 million, $50.8 million, and $51.0 million in 2005, 2004 and 2003, respectively.
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
Financial Instruments and Derivative Financial Instruments: Financial instruments held by the Company include cash and cash equivalents, accounts receivable, accounts payable, revolving credit agreements, long-term debt and forward foreign currency exchange contracts. The Company does not hold or issue financial instruments or derivative financial instruments for trading purposes.
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

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
Prior to refinancing its outstanding debt in May 2002, the Company used interest rate swap agreements to partially reduce risks related to floating rate financing agreements which were subject to changes in the market rate of interest. Terms of the interest rate swap agreements required the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings were predominately based upon the three-month LIBOR (London Interbank Offered Rate). Changes in the fair value of interest rate swap agreements that were effective as hedges were recorded in OCI. Deferred gains or losses were reclassified from OCI to the Consolidated Statement of Operations and Comprehensive Income in the same period as the gains or losses from the underlying transactions were recorded and were recognized in interest expense. Prior to the cessation of hedge accounting resulting from refinancing, the balance in OCI for NMHG’s interest rate swap agreements that qualified for hedge accounting was a loss of $4.2 million. This balance was amortized into the statement of operations over the original remaining lives of the terminated interest rate swap agreements in accordance with the provisions in Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
Interest rate swap agreements and forward foreign currency exchange contracts held by the Company which qualified as hedges have been designated as hedges of forecasted cash flows. The Company does not currently hold any nonderivative instruments designated as hedges or any derivatives designated as fair value hedges as defined in SFAS No. 133.
Cash flows from hedging activities are reported in the Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations.
Recently Issued Accounting Standards
Accounting Standards adopted in 2005:
SFAS No. 153: In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, APB No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s financial position or results of operations.
EITF No. 05-6: In June 2005, the EITF reached a consensus on EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF No. 05-6 requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on the Company’s financial position or results of operations.
FIN No. 47: In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” an Interpretation of FASB Statement No. 143, which clarifies that the term, conditional asset retirement obligation, as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN No. 47 requires that the uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s financial position or results of operations.
Accounting Standards adopted in 2004:
FSP No. 109-1: In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 is intended to clarify that the domestic manufacturing deduction should be accounted for as a special deduction (rather than a rate reduction) under SFAS No. 109, “Accounting for Income Taxes.” A special deduction is recognized under SFAS 109 as it is earned.
FSP No. 109-2: In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. During 2005, the Company repatriated $56.0 million subject to the Dividend Exclusion provisions of the Jobs Act and recorded $2.5 million of tax expense related to this repatriation of foreign earnings.
EITF No. 02-14: In July 2004, the FASB ratified EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF No. 02-14 were effective for reporting periods beginning after September 15, 2004. The adoption of EITF No. 02-14 did not have a material impact on the Company’s financial position or results of operations.
FSP Nos. FAS 106-1 and FAS 106-2: In January 2004, the FASB issued FSP No. FAS 106-1 and in May 2004 issued FSP No. FAS 106-2 both titled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1” and “FSP 106-2”). FSP 106-1 allows companies to make a one-time election to defer the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) that was signed into law on December 8, 2003. The Medicare Act establishes a prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefits that are at least actuarially equivalent to Medicare’s prescription drug coverage.
SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” requires presently enacted changes in relevant laws to be considered in current period measurements of the accumulated postretirement benefit obligation and the net postretirement benefit costs. FSP 106-2 supersedes FSP 106-1 and provides guidance on the accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans which provide prescription drug benefits. FSP 106-2 requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Medicare Act. Under the guidance of FSP 106-1, the Company elected to defer accounting for the effects of the Medicare Act. This deferral remains in effect until the appropriate effective date of FSP 106-2. For entities that elected deferral and for which the impact was significant, FSP 106-2 was effective for the first interim or annual period beginning after June 15, 2004. Entities for which FSP 106-2 did not have a significant impact were permitted to delay recognition of the effects of the Medicare Act until the next regularly scheduled measurement date following the issuance of FSP 106-2. The Company adopted FSP 106-2 at its September 30, 2004 measurement date. The adoption of FSP 106-2 and the effect of the Medicare Act did not have a significant impact on the Company’s financial position or results of operations.

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

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
Accounting Standards Not Yet Adopted:
SFAS No. 151: In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the Company’s financial position or results of operations.
SFAS No. 154: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial position or results of operations.
SFAS No. 155: In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.
Reclassifications: Certain amounts in the prior periods’ Consolidated Financial Statements have been reclassified to conform to the current period’s presentation. The financial statements for 2004 have been restated to reflect the correction of an error.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
NOTE 3—Restructuring and Other Transactions
Restructuring Charges
The changes to the Company’s restructuring accruals are as follows:

		Lease
	Severance	Impairment	Other	Total
NMHG Wholesale
Balance at January 1, 2003	$9.3	$—	$0.9	$10.2
Foreign currency effect	0.3	—	—	0.3
Reversal	(0.3)	—	—	(0.3)
Payments	(2.6)	—	(0.3)	(2.9)

Balance at December 31, 2003	6.7	—	0.6	7.3
Foreign currency effect	0.4	—	—	0.4
Reversal	(1.1)	—	—	(1.1)
Payments	(1.8)	—	(0.5)	(2.3)

Balance at December 31, 2004	4.2	—	0.1	4.3
Foreign currency effect	(0.4)	—	—	(0.4)
Reversal	(1.2)	—	—	(1.2)
Payments	(0.8)	—	(0.1)	(0.9)

Balance at December 31, 2005	$1.8	$—	$—	$1.8

NMHG Retail
Balance at January 1, 2003	$1.5	$0.1	$—	$1.6
Provision (reversal), net	(0.7)	0.2	—	(0.5)
Payments	(0.4)	(0.1)	—	(0.5)

Balance at December 31, 2003	0.4	0.2	—	0.6
Reversal	(0.3)	—	—	(0.3)
Payments	(0.1)	—	—	(0.1)

Balance at December 31, 2004	—	0.2	—	0.2
Payments	—	(0.2)	—	(0.2)

Balance at December 31, 2005	$—	$—	$—	$—

2002 Restructuring Program
As announced in December 2002, NMHG Wholesale has phased out its Lenoir, North Carolina lift truck component facility and restructured other manufacturing and administrative operations, primarily its Irvine, Scotland lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million during 2002. Of this amount, $3.8 million related to a non-cash asset impairment charge for a building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets, and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Severance payments of $0.8 million, $1.8 million and $1.4 million were made to approximately 51, 122 and 169 employees during 2005, 2004 and 2003, respectively. Payments are expected to continue through 2006. In addition, $1.2 million, $1.1 million and $0.3 million of the amount accrued at December 31, 2002 were reversed in 2005, 2004 and 2003, respectively, as a result of a reduction in the estimate of employees eligible to receive severance payments as well as a reduction in the average amount to be paid to each employee. Included in the table above under “Other” is $0.9 million accrued for post-employment medical benefits, of which $0.1 million, $0.5 million and $0.3 million were paid out during 2005, 2004 and 2003, respectively. Approximately $3.5 million, $6.6 million and $9.3 million of restructuring related costs, which were primarily related to

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
manufacturing inefficiencies and were not eligible for accrual as of December 31, 2002, were expensed in 2005, 2004 and 2003, respectively, and are not shown in the table above. Of the $3.5 million additional costs incurred in 2005, $3.3 million is classified as “Cost of sales” and $0.2 million is classified as “Selling, general and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2005. Of the $6.6 million additional costs incurred in 2004, $5.9 million is classified as “Cost of sales” and $0.7 million is classified as “Selling, general and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2004. Of the $9.3 million additional costs incurred during 2003, $9.0 million is classified as “Cost of sales” and $0.3 million is classified as “Selling, general and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2003.
2001 Restructuring Programs
During 2001, management committed to the restructuring of certain operations in Europe for both the NMHG Wholesale and NMHG Retail segments of the business. As such, NMHG Wholesale recognized a restructuring charge of approximately $4.5 million for severance and other employee benefits to be paid to approximately 285 direct and indirect factory labor and administrative personnel in Europe. Payments of $1.2 million to 17 employees were made in 2003. No further payments are expected.
NMHG Retail recognized a restructuring charge of approximately $4.7 million in 2001, of which $0.4 million related to lease termination costs and $4.3 million related to severance and other employee benefits to be paid to approximately 140 service technicians, salesmen and administrative personnel at wholly owned dealers in Europe. Severance payments of $0.1 million to one employee and $0.4 million to seven employees were made during 2004 and 2003, respectively. In addition, $0.3 million and $0.7 million of the amount accrued during 2001 was reversed during 2004 and 2003, respectively, as a result of a reduction in the estimate of the total number of employees to receive severance as well as a reduction in the average amount to be paid to each employee. No additional severance payments are anticipated under this program. In addition, the lease impairment accrual was increased by $0.2 million during 2003 as a result of additional lease expense. Lease payments of $0.1 million were made in 2003. Final lease payments of $0.2 million were made during 2005.
Other Transactions
NMHG recognized income of $6.7 million in 2004 from U.S. Customs anti-dumping settlements related to certain internal-combustion industrial lift trucks imported from Japan. The settlement is included in “Other income (expense)” in the Company’s Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2004. The Company does not expect to receive any additional material awards from U.S. Customs related to the anti-dumping action.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
NOTE 4—Inventories
Inventories are summarized as follows:

	December 31
	2005	2004
Manufactured inventories:
Finished goods and service parts	$157.9	$146.0
Raw materials and work in process	184.5	174.2

Total manufactured inventories	342.4	320.2

Retail inventories	30.2	29.9

Total inventories at FIFO	372.6	350.1

LIFO reserve	(39.5)	(30.5)

	$333.1	$319.6

The cost of certain manufactured and retail inventories, including service parts, has been determined using the LIFO method. At December 31, 2005 and 2004, 65% and 62%, respectively, of total inventories were determined using the LIFO method.
NOTE 5—Property, Plant and Equipment, Net
Property, plant and equipment, net includes the following:

	December 31
	2005	2004
Land and land improvements	$20.6	$21.4
Plant and equipment:
NMHG Wholesale	457.9	459.1
NMHG Retail	77.4	107.7

	535.3	566.8

Property, plant and equipment, at cost	555.9	588.2
Less allowances for depreciation and amortization	330.0	350.1

	$225.9	$238.1

Total depreciation and amortization expense on property, plant and equipment was $40.8 million, $41.6 million and $43.9 million during 2005, 2004 and 2003, respectively.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
NOTE 6— Intangible Assets
Intangible assets other than goodwill, which are subject to amortization, are as follows:

	December 31
	2005	2004
Gross carrying amount	$2.3	$2.4
Less: Accumulated amortization	1.2	0.9

Net Balance	$1.1	$1.5

Amortization expense for intangible assets was $0.3 million, $0.3 million and $0.2 million in 2005, 2004 and 2003, respectively. Expected annual amortization expense of other intangible assets is $0.2 million for each of the five years from 2006 through 2010. The weighted average amortization period for other intangible assets is 12 years.
Following is a summary of goodwill by segment at December 31, 2005 and 2004:

	Carrying Amount of Goodwill
	Wholesale	Retail	Consolidated
Balance at Janury 1, 2004	$351.3	$—	$351.3
Foreign currency translation	2.4	—	2.4
Other	(0.4)	—	(0.4)

Balance at December 31, 2004	353.3	—	353.3
Foreign currency translation	(3.8)	—	(3.8)
Other	1.0	—	1.0

Balance at December 31, 2005	$350.5	$—	$350.5

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
NOTE 7—Current and Long-term Financing
The following table summarizes the Company’s available and outstanding borrowings.

	December 31
	2005	2004
Total outstanding borrowings:
Revolving credit agreements	$23.9	$9.2
Capital lease obligations and other term loans	30.4	33.5
Note payable, parent company	39.0	—
Senior Notes	248.2	247.8

Total debt outstanding	$341.5	$290.5

Current portion of borrowings outstanding	$74.4	$21.0

Long-term portion of borrowings outstanding	$267.1	$269.5

Total available borrowings, net of limitations, under revolving credit agreements	$164.4	$136.1

Unused revolving credit agreements	$140.5	$126.9

Weighted average stated interest rate on total borrowings	9.4%	9.5%

Annual maturities of total debt, excluding capital leases are as follows:

2006	$70.9
2007	3.0
2008	3.0
2009	253.0
2010	2.9
Thereafter	—

$332.8

Interest paid on total debt was $32.5 million, $30.7 million and $31.5 million during 2005, 2004 and 2003, respectively.
NMHG’s primary financing is provided by a secured, floating-rate revolving credit facility (the “Facility”) and $250.0 million of unsecured 10% Senior Notes that were issued in May 2002.
The Facility was modified during 2005 to, among other things, increase the size of the facility to $175.0 million from $135.0 million, reduce the applicable interest rate margins and extend the term until December 2010. The maximum availability is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the Facility. The borrowers include NMHG Holding Co. and certain domestic and foreign subsidiaries of NMHG Holding Co. Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined, plus an applicable margin. The current applicable margins, effective December 31, 2005, for domestic base rate loans and LIBOR loans were 1.0% and 2.0%, respectively. The revolving credit facility also requires the payment of a

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio.
The domestic floating rate of interest applicable to the Facility on December 31, 2005 was 8.0%, including the applicable floating rate margin. The Facility includes a subfacility for foreign borrowers which can be denominated in British pound sterling or euros. Included in the borrowing capacity is a $20.0 million overdraft facility available to foreign borrowers. At December 31, 2005, there was $15.0 million outstanding under these foreign subfacilities.
The Facility is guaranteed by certain domestic and foreign subsidiaries of NMHG Holding Co. and is secured by substantially all of the assets, other than property, plant and equipment, of the borrowers and guarantors, both domestic and foreign, under the Facility. At December 31, 2005, the borrowing base under the Facility was $126.3 million, which has been reduced by the commitments or availability under certain foreign credit facilities and an excess availability requirement of $10.0 million. There were no domestic borrowings outstanding under this facility at December 31, 2005.
The terms of the Facility provide that availability is reduced by the commitments or availability under a foreign credit facility of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately U.S. $18.0 million on December 31, 2005, denominated in Australian dollars, reduced the amount of availability under the Facility. In addition, availability under the Facility was reduced by $5.5 million for a working capital facility in China and by $15.2 million for other letters of credit. If the commitments or availability under these facilities are increased, availability under the Facility will be reduced. The $126.3 million of borrowing base capacity under the Facility at December 31, 2005 reflected reductions for these foreign credit facilities.
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
Both the Facility and terms of the Senior Notes include restrictive covenants which, among other things, limit the payment of dividends to NACCO to no greater than $5.0 million annually, subject to additional restrictions and limitations. The Facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. The borrowers must maintain aggregate excess availability under the revolving credit facility of at least $10.0 million. At December 31, 2005, NMHG was in compliance with all covenants.
NMHG paid financing fees of approximately $0.5 million, $0.7 million and $0.1 million in 2005, 2004 and 2003, respectively. The fees paid in 2005 and 2004 were related to amendments to the Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations and Comprehensive Income over the respective terms of the financing facilities.
NOTE 8—Financial Instruments and Derivative Financial Instruments
Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations. At December 31, 2005, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $306.5 million compared with the book value of $292.0 million. At December 31, 2004, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $301.1 million compared with the book value of $275.1 million.
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
Derivative Financial Instruments
Foreign Currency Derivatives: NMHG held forward foreign currency exchange contracts with total notional amounts of $282.1 million and $276.2 million at December 31, 2005 and 2004, respectively, primarily denominated in British pound sterling, euros, Japanese yen, Australian dollars, Canadian dollars, Mexican pesos and Swedish kroner. The fair value of these contracts was estimated based on quoted market prices and approximated a net liability of $3.4 million and a net asset of $3.0 million at December 31, 2005 and 2004, respectively.
For the years ended December 31, 2005 and 2004, there was no ineffectiveness of forward foreign currency exchange contracts. Forward foreign currency exchange contracts are used to hedge transactions expected to occur within the next 12 months. Based on market valuations at December 31, 2005, the amount of net deferred loss included in OCI at December 31, 2005 of $1.5 million is expected to be reclassified into the Consolidated Statement of Operations and Comprehensive Income over the next 12 months, as those transactions occur.
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
Prior to the cessation of hedge accounting resulting from the May 9, 2002 refinancing, the balance in OCI for NMHG’s interest rate swap agreements that qualified for hedge accounting was a loss of $4.2 million. This balance was being amortized into the Consolidated Statement of Operations and Comprehensive Income over the original remaining lives of the terminated interest rate swap agreements in accordance with the provisions of SFAS No. 133, as amended. The amount of amortization of OCI included in the Consolidated Statement of Operations and Comprehensive Income on the line “Loss on interest rate swap agreements” was $0.2 million and $1.5 million for the years ended December 31, 2004 and 2003, respectively. The entire $4.2 million loss was fully amortized as of December 31, 2004.
NOTE 9—Leasing Arrangements
The Company leases certain office, manufacturing and warehouse facilities, retail stores and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2012. NMHG Retail also leases certain lift trucks that are carried in its rental fleet or subleased to customers. Many leases include renewal and/or fair value purchase options.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
Future minimum capital and operating lease payments at December 31, 2005 are:

	Capital	Operating
	Leases	Leases
2006	$4.3	$54.7
2007	2.5	41.7
2008	1.8	28.0
2009	1.2	17.8
2010	0.7	8.6
Subsequent to 2010	2.1	1.6

Total minimum lease payments	12.6	$152.4

Amounts representing interest	2.2

Present value of net minimum lease payments	10.4

Current maturities	3.5

Long-term capital lease obligation	$6.9

Rental expense for all operating leases was $58.1 million, $63.9 million and $57.4 million for 2005, 2004 and 2003, respectively. The Company also recognized $73.3 million, $72.9 million and $74.2 million for 2005, 2004 and 2003, respectively, in rental income on subleases of equipment under operating leases in which it was the lessee. These subleases were primarily related to lift trucks, in which the Company derives revenues in the ordinary course of business under rental agreements with its customers. The sublease rental income for these lift trucks is included in “Revenues” and the related rent expense is included in “Cost of sales” in the Consolidated Statements of Operations and Comprehensive Income for each period. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of December 31, 2005 are $156.3 million.
Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2005	2004
Plant and equipment	$56.0	$81.0
Less: accumulated amortization	40.3	57.5

	$15.7	$23.5

Amortization of plant and equipment under capital leases is included in depreciation expense in each of the years ended December 31, 2005, 2004 and 2003.
Capital lease obligations of $3.9 million, $4.7 million and $3.4 million were incurred in connection with lease agreements to acquire plant and equipment during 2005, 2004 and 2003, respectively. Included in the 2004 obligation is an airplane lease which was previously accounted for as an operating lease and is now being accounted for as a capital lease. The airplane is now included in property, plant, and equipment on the Consolidated Balance Sheet.
NOTE 10—Guarantees and Contingencies
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
Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at December 31, 2005 and 2004 were $216.2 million and $203.7 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and reserves have been provided for such losses in the accompanying Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at December 31, 2005 was approximately $235.3 million, based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. See also Note 15 for a discussion of the amount of these guarantees provided to related parties.
NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. For the new 1 to 8 ton trucks, NMHG provides an extended powertrain warranty of two years or 2,000 hours as part of the standard warranty. In addition, NMHG sells extended warranty agreements which provide additional warranty up to two to five years or up to 2,400 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. The Company estimates the costs that may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized. In addition, revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts, in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim. NMHG also maintains a quality enhancement program under which it provides for specifically identified field product improvements in its warranty obligation. Accruals under this program are determined based on estimates of the potential number of claims to be processed and the cost of processing those claims. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Changes in the Company’s current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

	2005	2004
Balance at the beginning of the year	$40.5	$40.3
Warranties issued	33.2	32.5
Settlements made	(32.7)	(32.7)
Foreign currency effect	(0.7)	0.4

Balance at December 31	$40.3	$40.5

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
NOTE 11—Income Taxes
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
The components of income before income taxes and provision for income taxes for the years ended December 31 are as follows:

	2005	2004 (a)	2003
Income (loss) before income taxes and minority interest
Domestic	$(12.3)	$0.4	$6.3
Foreign	34.8	6.7	11.3

	$22.5	$7.1	$17.6

Income tax provision (benefit)
Current tax provision (benefit):
Federal	$5.2	$(6.7)	$(8.4)
State	0.3	(0.4)	0.6
Foreign	7.4	5.1	3.5

Total current	12.9	(2.0)	(4.3)

Deferred tax provision (benefit):
Federal	(12.7)	3.2	9.9
State	1.6	(1.1)	(1.3)
Foreign	(2.7)	(4.4)	(3.6)

Total deferred	(13.8)	(2.3)	5.0

Increase in valuation allowance	5.4	1.1	1.1

	$4.5	$(3.2)	$1.8

(a)	As restated. See Note 2.
The Company made income tax payments of $18.9 million, $13.4 million and $19.3 million during 2005, 2004 and 2003, respectively. During the same period, income tax refunds totaled $13.7 million, $25.5 million and $17.0 million, respectively.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
A reconciliation of the federal statutory and effective income tax for the years ended December 31 is as follows:

	2005	2004 (a)	2003
Income before income taxes and minority interest	$22.5	$7.1	$17.6

Statutory taxes at 35.0%	$7.9	$2.5	$6.2
Valuation allowance	5.4	1.1	1.1
Foreign statutory rate differences	(10.4)	(1.8)	(2.8)
State income taxes	(0.4)	(1.0)	(0.5)
State law changes	1.6	—	—
Tax controversy resolution	(1.2)	(1.3)	—
Export benefits	(0.3)	(0.7)	(0.3)
Equity earnings	(0.2)	(2.2)	(1.3)
Repatriation dividend	2.3	—	—
Other-net	(0.2)	0.2	(0.6)

Income tax provision (benefit)	$4.5	$(3.2)	$1.8

Effective income tax rate	20.0%	(45.1%)	10.2%

(a)	As restated. See Note 2.
The tax benefit from controversy resolution recognized during 2005 and 2004 of $1.2 million and $1.3 million, respectively, related to certain tax issues that were provided for in prior years for which the applicable statute of limitations expired or due to settlement of tax audits with various tax jurisdictions. The comparability of the effective income tax rate for 2004 versus 2003 was also affected by the recognition of deferred tax assets for foreign tax credits as a result of the American Jobs Creation Act of 2004 (“Jobs Act”).
The Company does not provide for deferred taxes on certain unremitted foreign earnings. Management has decided that earnings of foreign subsidiaries have been and will be indefinitely reinvested in foreign operations and, therefore, the recording of deferred tax liabilities for unremitted foreign earnings is not required. As of December 31, 2005, the cumulative unremitted earnings of the Company’s foreign subsidiaries are $197.2 million. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.
The 2005 financial results of the Company reflect the impact of the repatriation provisions included in the Jobs Act. The repatriation subject to the Dividend Exclusion provisions of the Jobs Act during 2005 was $56.0 million, and the Company recorded tax expense of $2.5 million related to this repatriation, of which $2.3 million was federal tax expense and $0.2 million was state tax expense. The Company expects that it will meet all of the Domestic Reinvestment requirements during 2005 as set forth in the safe harbor rules as outlined in Section 8.03(b) of IRS Notice 2005-10.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
A detailed summary of the total deferred tax assets and liabilities in the Company’s Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2005	2004
Deferred tax assets
Accrued expenses and reserves	$55.4	$49.5
Accrued pension benefits	17.0	17.3
Tax attribute carryforwards	32.9	29.7
Employee benefits	12.9	11.7
Other	1.6	1.8

Total deferred tax assets	119.8	110.0
Valuation allowance	(18.8)	(15.2)

	$101.0	$94.8

Deferred tax liabilities
Depreciation and amortization	$24.8	$24.4
Inventories	4.2	8.0

Total deferred tax liabilities	29.0	32.4

Net deferred tax asset	$72.0	$62.4

The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes that the valuation allowances provided are appropriate. At December 31, 2005, the Company had $94.9 million of gross net operating loss carryforwards which expire, if unused, in years 2006 through 2025 and $54.0 million which are not subject to expiration. Additionally, at December 31, 2005, the Company had $23.8 million of capital loss carryforwards, which expire if unused in years 2007 through 2010. The Company also had $2.8 million of foreign tax credit carryforwards, which expire, if unused, in 2010 through 2015.
The net valuation allowance provided against certain deferred tax assets during 2005 increased by $3.6 million. The increase in the total valuation allowance included an increase in the valuation allowance provided for certain current and prior year losses identified in the amount of $5.4 million partly offset by a decrease in the overall U.S. dollar value of valuation allowances previously recorded in foreign currencies of approximately $1.8 million.
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
NOTE 12—Retirement Benefit Plans
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
The Company uses a September 30 measurement date for its defined benefit plans with the exception of its defined benefit plan for employees in The Netherlands. The Netherlands plan uses a December 31 measurement date. The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2005	2004	2003
United States Plans
Weighted average discount rates	5.60%	6.00%	6.00%
Rate of increase in compensation levels	3.75%	3.75%	3.75%
Expected long-term rate of return on assets	9.00%	9.00%	9.00%

Non-U.S. Plans
Weighted average discount rates	4.00% - 5.25%	4.75% - 5.75%	5.50%
Rate of increase in compensation levels	3.00% - 3.50%	3.00% - 3.75%	3.50%
Expected long-term rate of return on assets	4.00% - 9.00%	5.25% - 9.00%	5.50%-9.00%
Set forth below is a detail of the net periodic pension expense for the defined benefit plans for the years ended December 31:

	2005	2004	2003
United States Plans
Service cost	$0.3	$0.3	$0.3
Interest cost	4.3	4.2	4.2
Expected return on plan assets	(4.3)	(4.3)	(4.4)
Net amortization and deferral	2.3	0.5	0.7

Net periodic pension expense	$2.6	$0.7	$0.8

Non-U.S. Plans
Service cost	$2.8	$2.7	$2.2
Interest cost	6.2	5.2	4.4
Expected return on plan assets	(6.6)	(6.9)	(6.3)
Amortization of transition asset	0.1	0.1	0.1
Amortization of prior service cost	—	0.1	0.1
Recognized actuarial (gain) loss	2.7	1.6	0.8

Net periodic pension expense	$5.2	$2.8	$1.3

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
The following table sets forth the changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the defined benefit plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

	2005		2004
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans
Change in benefit obligation
Projected benefit obligation at beginning of year	$73.3	$116.0	$72.5	$94.8
Service cost	0.3	2.8	0.3	2.7
Interest cost	4.3	6.2	4.2	5.2
Employee contributions	—	(0.2)	—	0.1
Amendments	—	(0.3)	—	(0.8)
Actuarial loss	8.4	8.9	1.1	8.7
Benefits paid	(5.5)	(4.2)	(4.8)	(2.9)
Foreign currency exchange rate changes	—	(12.8)	—	8.2

Projected benefit obligation at end of year	$80.8	$116.4	$73.3	$116.0

Accumulated benefit obligation at end of year	$80.7	$112.2	$73.3	$111.8

Change in plan assets
Fair value of plan assets at beginning of year	$49.6	$75.5	$47.1	$64.2
Actual return on plan assets	5.5	15.5	5.1	5.8
Employer contributions	3.8	3.7	2.2	2.3
Employee contributions	—	0.8	—	0.6
Benefits paid	(5.5)	(4.2)	(4.8)	(2.9)
Foreign currency exchange rate changes	—	(8.8)	—	5.5

Fair value of plan assets at end of year	$53.4	$82.5	$49.6	$75.5

Net amount recognized
Obligation in excess of plan assets	$(27.4)	$(33.9)	$(23.7)	$(40.5)
Unrecognized prior service cost	0.2	(0.5)	0.4	(0.3)
Unrecognized actuarial loss	34.9	48.7	29.8	58.1
Unrecognized net transition asset	—	1.2	—	1.5
Contributions in fourth quarter	0.9	0.9	0.7	0.2

Net amount recognized	$8.6	$16.4	$7.2	$19.0

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$8.5	$0.2	$7.9	$—
Accrued benefit liability	(34.8)	(28.8)	(26.9)	(36.1)
Intangible asset	3.3	0.3	0.6	0.7
Accumulated other comprehensive income	19.3	28.6	15.6	31.5
Deferred tax asset	12.3	13.4	10.0	16.3
Foreign currency exchange rate changes	—	2.7	—	6.6

Net amount recognized	$8.6	$16.4	$7.2	$19.0

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

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
In order to measure the funded status for financial accounting purposes, the accumulated benefit obligation is compared with the market value of plan assets and amounts accrued for such benefits in the balance sheet. As of December 31, 2005, the accumulated benefit obligation exceeded plan assets primarily due to the decline in the discount rate. As of December 31, 2004, the accumulated benefit obligation exceeded plan assets primarily due to the decrease in the market value of plan assets. As a result, the Company recorded an additional minimum pension liability adjustment in 2005 and 2004.
During 2005, 2004 and 2003, OCI includes $0.8 million, $8.7 million and $6.5 million, respectively, net of taxes, resulting from changes in the minimum pension liability adjustments, which were determined in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The minimum pension liability adjustment, which is a component of “Accumulated other comprehensive income” in the Stockholder’s Equity section of the Consolidated Balance Sheets, represents the net loss not yet recognized as net periodic pension cost determined by an actuarial calculation of the funded status of the pension plan at the end of each measurement period.
The Company expects to contribute $4.8 million and $5.0 million to its U.S. and non-U.S. pension plans, respectively, in 2006.
Pension benefit payments are made from assets of the pension plans. Future pension benefit payments expected to be paid are:

	U.S. Plans	Non-U.S. Plans
2006	$5.9	$4.0
2007	6.1	4.2
2008	6.3	4.4
2009	6.0	4.5
2010	6.0	4.7
Thereafter	29.4	25.7

	$59.7	$47.5

The expected long-term rate of return on plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption at its September 30 measurement date were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes over the time period from January 1, 1960 to September 30, 2005 and 2004. During periods of both significant market gains as well as depressed market returns, the Company has held to a consistent 9.00% expected rate of return assumption.
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

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
The following is the actual allocation percentage and target allocation percentage for the U.S. pension plan assets at the measurement date:

	2005	2004
	Actual	Actual
	Allocation	Allocation	Target Allocation
	Percent	Percent	Range
Large cap equity securities	38.5%	41.3%	31-45%
Medium and small cap equity securities	12.5%	11.8%	10-16%
Non-U. S. equity securities	16.0%	14.8%	10-16%
Fixed income securities	32.2%	31.2%	30-40%
Money Market	0.8%	0.9%	0-10%
The following is the actual allocation percentage and target allocation percentage for the NMHG U.K. pension plan assets at the measurement date:

	2005	2004
	Actual	Actual
	Allocation	Allocation	Target Allocation
	Percent	Percent	Range
U.S.equity securities	12.0%	10.0%	12.0%
Non-U. S. equity securities	59.0%	81.0%	58.0%
Fixed income securities	29.0%	9.0%	30.0%
The Company maintains a pension plan for certain employees in The Netherlands which maintains 100% of its assets in fixed income securities.
Allocation between equity and debt securities varies by plan in countries outside the United States, but all plans’ assets are broadly diversified both domestically and internationally.
The defined benefit pension plans do not have any direct ownership of NACCO common stock.
Post-retirement Health Care and Life Insurance: The Company also maintains health care and life insurance plans, which provide benefits to eligible retired employees. The plans have no assets. Under the Company’s current policy, plan benefits are funded at the time they are due to participants.
The assumed health care cost trend rates for measuring the post-retirement benefit are set forth below for the years ended December 31:

	2005	2004
Health care cost trend rate assumed for next year	9.0%	9.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2011	2010

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects at December 31, 2005:

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	$0.1	$(0.1)
Set forth below is a detail of the net periodic benefit cost and the assumptions used in accounting for the post-retirement health care and life insurance plans for the years ended December 31:

	2005	2004	2003
Service cost	$0.1	$0.1	$0.1
Interest cost	0.5	0.5	0.5
Recognized actuarial (gain) loss	2.7	1.7	2.4

Net periodic benefit cost	$3.3	$2.3	$3.0

Assumptions used to determine net periodic benefit cost:
Weighted average discount rates	6.00%	6.00%	6.75%
The following sets forth the changes in benefit obligations during the year and reconciles the funded status of the post-retirement health care and life insurance plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$8.2	$9.2
Service cost	0.1	0.1
Interest cost	0.5	0.5
Actuarial (gain) loss	2.7	1.7
Benefits paid	(1.5)	(3.3)

Benefit obligation recognized in the Consolidated Balance Sheet at end of year	$10.0	$8.2

Future post-retirement benefit payments expected to be paid are:

2006	$1.2
2007	1.1
2008	1.1
2009	0.9
2010	0.9
2011-2015	3.9

$9.1

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
Defined Contribution Plans: The Company has defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. NMHG matches employee contributions based on plan provisions. In addition, NMHG has defined contribution retirement plans whereby the contribution to participants is determined annually based on a formula which includes the effect of actual compared with targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $14.0 million, $11.7 million and $12.2 million in 2005, 2004 and 2003, respectively.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
NOTE 13—Business Segments
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

	2005	2004 (a)	2003
Revenues from external customers
NMHG Wholesale	$2,214.1	$1,861.7	$1,617.0
NMHG Retail	269.0	260.4	235.1
NMHG Eliminations	(83.2)	(65.2)	(72.5)

	$2,399.9	$2,056.9	$1,779.6

Gross profit
NMHG Wholesale	$301.1	$261.8	$270.9
NMHG Retail	43.9	46.9	40.3
NMHG Eliminations	(0.2)	(0.6)	1.1

	$344.8	$308.1	$312.3

Selling, general and administrative expenses
NMHG Wholesale	$238.9	$221.5	$207.6
NMHG Retail	50.3	50.8	49.0
NMHG Eliminations	—	(0.1)	(0.4)

	$289.2	$272.2	$256.2

Operating profit (loss)
NMHG Wholesale	$54.1	$32.4	$55.5
NMHG Retail	(6.4)	(3.6)	(8.2)
NMHG Eliminations	(0.2)	(0.5)	1.5

	$47.5	$28.3	$48.8

Interest expense
NMHG Wholesale	$(31.6)	$(27.5)	$(28.9)
NMHG Retail	(2.4)	(5.1)	(3.7)
NMHG Eliminations	(0.9)	(1.1)	(2.5)

	$(34.9)	$(33.7)	$(35.1)

Interest income
NMHG Wholesale	$3.5	$2.0	$2.6
NMHG Retail	0.1	0.1	0.2

	$3.6	$2.1	$2.8

Other-net, income (expense) — (excluding interest income)
NMHG Wholesale	$7.2	$10.4	$1.3
NMHG Retail	(0.7)	0.3	—
NMHG Eliminations	(0.2)	(0.3)	(0.2)

	$6.3	$10.4	$1.1

Income tax provision (benefit)
NMHG Wholesale	$7.3	$(0.2)	$8.7
NMHG Retail	(2.5)	(2.4)	(6.5)
NMHG Eliminations	(0.3)	(0.6)	(0.4)

	$4.5	$(3.2)	$1.8

(a)	As restated. See Note 2.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

	2005	2004 (a)	2003
Net income (loss)
NMHG Wholesale	$26.0	$17.9	$22.4
NMHG Retail	(6.9)	(5.9)	(5.2)
NMHG Eliminations	(1.0)	(1.3)	(0.8)

	$18.1	$10.7	$16.4

Total assets
NMHG Wholesale	$1,481.3	$1,307.4	$1,179.5
NMHG Retail	140.6	170.6	174.5
NMHG Eliminations	(166.2)	(73.1)	(79.0)

	$1,455.7	$1,404.9	$1,275.0

Depreciation and amortization expense
NMHG Wholesale	$28.3	$26.3	$26.2
NMHG Retail	12.8	15.6	17.9

	$41.1	$41.9	$44.1

Capital expenditures
NMHG Wholesale	$36.5	$26.1	$22.0
NMHG Retail	7.1	7.3	5.6

	$43.6	$33.4	$27.6

(a)	As restated. See Note 2.
DATA BY GEOGRAPHIC AREA
No single country outside of the United States comprised 10% or more of the Company’s revenues from unaffiliated customers. The “Other” category below includes Canada, Mexico, South America and Asia-Pacific. In addition, no single customer comprised 10% or more of the Company’s revenues from unaffiliated customers.

	United
	States	Europe	Other	Consolidated
2005
Revenues from unaffiliated customers, based on the customers’ location	$1,229.0	$661.1	$509.8	$2,399.9

Long-lived assets	$127.3	$67.6	$57.0	$251.9

2004
Revenues from unaffiliated customers, based on the customers’ location	$1,024.8	$641.0	$391.1	$2,056.9

Long-lived assets	$123.1	$80.2	$57.6	$260.9

2003
Revenues from unaffiliated customers, based on the customers’ location	$926.3	$532.1	$321.2	$1,779.6

Long-lived assets	$119.4	$84.2	$57.4	$261.0

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
NOTE 14—Quarterly Results of Operations (Unaudited)
A summary of the unaudited quarterly results of operations for the years ended December 31 is as follows:

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues
NMHG Wholesale	$536.2	$574.6	$516.6	$586.7
NMHG Retail (including eliminations)	47.7	43.5	46.9	47.7

	$583.9	$618.1	$563.5	$634.4

Gross Profit	$80.5	$91.8	$82.9	$89.6

Operating Profit (Loss)
NMHG Wholesale	$8.9	$17.1	$12.9	$15.2
NMHG Retail (including eliminations)	(2.8)	—	(0.7)	(3.1)

	$6.1	$17.1	$12.2	$12.1

Net Income	$0.3	$7.5	$4.5	$5.8

	2004 (a)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues
NMHG Wholesale	$421.3	$445.5	$449.7	$545.2
NMHG Retail (including eliminations)	49.5	50.2	44.8	50.7

	$470.8	$495.7	$494.5	$595.9

Gross Profit	$74.2	$73.0	$73.9	$87.0

Operating Profit (Loss)
NMHG Wholesale	$7.4	$6.2	$4.7	$14.1
NMHG Retail (including eliminations)	(1.4)	(1.2)	0.5	(2.0)

	$6.0	$5.0	$5.2	$12.1

Net Income	$(1.0)	$1.1	$4.4	$6.2

(a)	As restated. See Note 2.
During 2004, NACCO did not charge the NACCO management fees to the Company during portions of the year. Subsequently, it was determined that the 2004 financials results should include the management fees that were not charged as an equity contribution to the Company. A reconciliation of previously reported unaudited quarterly results to the restated unaudited quarterly results of operations for the year ended December 31, 2004 is as follows:

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Operating profit as previously reported	$8.3	$7.2	$5.2	$14.3
Adjustment for NACCO management fee	(2.3)	(2.2)	—	(2.2)

Operating profit as restated for correction of error	$6.0	$5.0	$5.2	$12.1

Income tax provision (benefit) as previously reported	$0.1	$(2.2)	$0.6	$0.6
Adjustment for NACCO management fee	(0.8)	(0.8)	—	(0.7)

Income tax provision (benefit) as restated for correction of error	$(0.7)	$(3.0)	$0.6	$(0.1)

Net income as previously reported	$0.5	$2.5	$4.4	$7.7
Adjustment for NACCO management fee	(1.5)	(1.4)	—	(1.5)

Net income (loss) as restated for correction of error	$(1.0)	$1.1	$4.4	$6.2

NOTE 15—Equity Investments and Related Party Transactions
Equity Investments: NMHG has a 20% ownership interest in NFS, a joint venture with GECC formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting.
Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or another unrelated third party. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster and Yale lift trucks from dealers, customers and directly from NMHG such that NFS could provide lease financing to dealers and customers for the years ended December 31, 2005, 2004 and 2003 were $291.3 million, $270.4 million and $234.6 million, respectively. Of this amount, $48.9 million, $57.7 million and $36.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, was invoiced directly from NMHG to NFS so that the dealer or customer could obtain operating lease financing from NFS. Amounts receivable from NFS at December 31, 2005 and 2004 were immaterial.
Under the terms of the joint venture agreement with GECC, NMHG provides recourse for financing provided by NFS to NMHG dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At December 31, 2005, approximately $172.3 million of the Company’s total guarantees, recourse or repurchase obligations related to transactions with NFS. NMHG has reserved for losses under the terms of the guarantees or standby recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses with respect to these obligations. In 2005 and 2003, three customers and one customer, respectively, for which NMHG provided a guarantee or had standby recourse or repurchase obligations defaulted under its obligation to NFS. NMHG exercised its rights under the terms of the guarantee and obtained possession of the lift trucks purchased for this customer in default. There were no such defaults by customers in 2004. During 2005 and 2003, the net losses resulting from customer defaults did not have a material impact on NMHG’s results of operations or financial position.
In connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2005, loans from GECC to NFS totaled $699.2 million. Although NMHG’s contractual guarantee was $139.8 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which NMHG guarantees $172.3 million. Excluding the $172.3 million of NFS receivables guaranteed by NMHG from NFS’ loans to GECC, NMHG’s incremental obligation as a result of this guarantee to GECC is $105.4 million. NFS has not defaulted under the terms of this debt financing in the past

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
In addition to providing financing to NMHG’s dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $11.3 million and $10.7 million at December 31, 2005 and 2004, respectively.
NMHG provides certain services to NFS for which it receives compensation under the terms of the joint venture agreement. These services consist primarily of administrative functions and remarketing services. Total income recorded by NMHG related to these services was $5.1 million in 2005, $5.2 million in 2004 and $3.7 million in 2003.
NMHG has a 50% ownership interest in SN, a limited liability company which was formed primarily for the manufacture and distribution of Sumitomo-Yale and Shinko branded lift trucks in Japan and the export of Hyster and Yale branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms. In 2005, 2004 and 2003, purchases from SN were $72.8 million, $91.7 million and $73.3 million, respectively. Amounts payable to SN at December 31, 2005 and 2004 were $18.1 million and $24.8 million, respectively.
During 2005, NMHG recognized $3.6 million in expenses related to payments to SN for engineering design services. These expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2005. Additionally, NMHG recognized income of $0.3 million for payments from SN for use of technology developed by NMHG. This income was included in “Revenues” in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2005. No similar income or expense related to SN was recorded by NMHG during the years ended December 31, 2004 and 2003.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
Summarized financial information for both equity investments is as follows:

	2005	2004	2003
Statement of Operations
Revenues	$329.0	$305.7	$264.9
Gross Profit	$108.2	$103.8	$88.5
Income from Continuing Operations	$22.9	$20.2	$14.1
Net Income	$22.9	$20.2	$14.1

Balance Sheet
Current Assets	$108.2	$107.5
Non-current Assets	$884.7	$804.4
Current Liabilities	$111.4	$118.5
Non-current Liabilities	$799.1	$718.5
NACCO charges management fees to its operating subsidiaries for services provided by the corporate headquarters. During 2005, 2004 and 2003, the NACCO management fees were based upon estimated parent company resources devoted to providing centralized services and stewardship activities and were allocated among all NACCO subsidiaries based upon the relative size and complexity of each subsidiary. The Company believes that the allocation method is reasonable. NACCO charged management fees to the Company of $9.3 million, $9.0 million and $8.1 million in 2005, 2004 and 2003, respectively.
Legal services rendered by Jones Day approximated $1.3 million, $0.5 million and $0.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. A director of the Company is also a partner in this firm.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
NOTE 16—Condensed Consolidating Guarantor and Non-Guarantor Financial Information
The following tables set forth the condensed consolidating statements of operations and cash flows for each of the three years in the period ended December 31, 2005 and the condensed consolidating balance sheets as of December 31, 2005 and 2004. The following information is included as a result of the guarantee of the NMHG Holding’s Senior Notes by each of its wholly owned U.S. subsidiaries (“Guarantor Companies”). None of the Company’s other subsidiaries has guaranteed any of these notes. Each of the guarantees is joint and several and full and unconditional. “NMHG Holding” includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2005

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$1,471.5	$1,283.7	$(355.3)	$2,399.9

Cost of sales	—	1,302.5	1,107.9	(355.3)	2,055.1
Selling, general & administrative expenses	—	165.4	133.8	(0.7)	298.5
Restructuring reversals	—	—	(1.2)	—	(1.2)

Operating profit	—	3.6	43.2	0.7	47.5

Interest expense	—	(26.0)	(8.9)	—	(34.9)
Income from unconsolidated affiliates	18.1	36.7	—	(47.5)	7.3
Other income (expense)	—	2.9	0.4	(0.7)	2.6

Income before income taxes and minority interest	18.1	17.2	34.7	(47.5)	22.5

Income tax provision (benefit)	—	(0.9)	5.4	—	4.5

Income before minority interest	18.1	18.1	29.3	(47.5)	18.0

Minority interest income	—	—	0.1	—	0.1

Net income	$18.1	$18.1	$29.4	$(47.5)	$18.1

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2004 (a)

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$1,209.8	$1,149.6	$(302.5)	$2,056.9

Cost of sales	—	1,054.9	996.4	(302.5)	1,748.8
Selling, general & administrative expenses	—	143.9	137.3	—	281.2
Restructuring reversals	—	(0.1)	(1.3)	—	(1.4)

Operating profit	—	11.1	17.2	—	28.3

Interest expense	—	(25.8)	(7.9)	—	(33.7)
Income from unconsolidated affiliates	15.1	12.3	—	(21.7)	5.7
Other income (expense)	—	8.7	(1.9)	—	6.8

Income before income taxes and minority interest	15.1	6.3	7.4	(21.7)	7.1

Income tax provision (benefit)	—	(4.8)	1.6	—	(3.2)

Income before minority interest	15.1	11.1	5.8	(21.7)	10.3

Minority interest income	—	—	0.4	—	0.4

Net income	$15.1	$11.1	$6.2	$(21.7)	$10.7

(a)	As restated. See Note 2.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2003

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$1,088.1	$941.8	$(250.3)	$1,779.6

Cost of sales	—	919.3	798.3	(250.3)	1,467.3
Selling, general & administrative expenses	—	139.1	125.2	—	264.3
Restructuring reversals	—	(0.2)	(0.6)	—	(0.8)

Operating profit	—	29.9	18.9	—	48.8

Interest expense	—	(28.0)	(7.1)	—	(35.1)
Income from unconsolidated affiliates	16.3	14.2	—	(26.9)	3.6
Other income (expense)	—	1.0	(0.7)	—	0.3

Income before income taxes and minority interest	16.3	17.1	11.1	(26.9)	17.6

Income tax provision (benefit)	(0.1)	0.8	1.1	—	1.8

Income before minority interest	16.4	16.3	10.0	(26.9)	15.8

Minority interest income	—	—	0.6	—	0.6

Net income	$16.4	$16.3	$10.6	$(26.9)	$16.4

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
CONDENSED CONSOLIDATING BALANCE SHEET
AT DECEMBER 31, 2005

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Cash and cash equivalents	$—	$95.3	$25.9	$—	$121.2
Accounts and notes receivable, net	5.8	127.9	223.9	(84.1)	273.5
Inventories	—	184.5	148.6	—	333.1
Other current assets	—	48.8	21.1	(15.7)	54.2

Total current assets	5.8	456.5	419.5	(99.8)	782.0

Property, plant and equipment, net	—	136.3	89.6	—	225.9
Goodwill	—	307.4	43.1	—	350.5
Other non-current assets	673.3	311.7	21.1	(908.8)	97.3

Total assets	$679.1	$1,211.9	$573.3	$(1,008.6)	$1,455.7

Accounts payable	$—	$208.5	$186.5	$(73.2)	$321.8
Other current liabilities	3.3	168.8	93.9	(27.0)	239.0
Revolving credit agreements	—	—	23.9	—	23.9

Total current liabilities	3.3	377.3	304.3	(100.2)	584.7

Long-term debt	248.2	273.2	44.3	(298.6)	267.1
Other non-current liabilities	—	152.3	42.8	(18.8)	176.3

Stockholder’s equity	427.6	409.1	181.9	(591.0)	427.6

Total liabilities and stockholder’s equity	$679.1	$1,211.9	$573.3	$(1,008.6)	$1,455.7

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
CONDENSED CONSOLIDATING BALANCE SHEET
AT DECEMBER 31, 2004 (a)

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Cash and cash equivalents	$—	$39.6	$57.8	$—	$97.4
Accounts and notes receivable, net	6.6	95.9	258.6	(106.5)	254.6
Inventories	—	168.0	151.6	—	319.6
Other current assets	2.3	55.9	19.7	(31.2)	46.7

Total current assets	8.9	359.4	487.7	(137.7)	718.3

Property, plant and equipment, net	—	134.2	103.9	—	238.1
Goodwill	—	307.2	46.1	—	353.3
Other non-current assets	689.0	356.9	29.2	(979.9)	95.2

Total assets	$697.9	$1,157.7	$666.9	$(1,117.6)	$1,404.9

Accounts payable	$—	$231.6	$193.6	$(96.1)	$329.1
Other current liabilities	3.3	105.7	112.9	(35.7)	186.2
Revolving credit agreements	—	—	9.2	—	9.2

Total current liabilities	3.3	337.3	315.7	(131.8)	524.5

Long-term debt	247.8	270.7	53.7	(302.7)	269.5
Other non-current liabilities	—	123.4	61.1	(20.4)	164.1

Stockholder’s equity	446.8	426.3	236.4	(662.7)	446.8

Total liabilities and stockholder’s equity	$697.9	$1,157.7	$666.9	$(1,117.6)	$1,404.9

(a)	As restated. See Note 2.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2005

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Net cash provided by operating activities	$5.0	$28.3	$58.1	$(79.5)	$11.9

Investing activities
Expenditures for property, plant and equipment	—	(23.4)	(20.2)	—	(43.6)
Proceeds from the sale of assets	—	2.2	11.5	—	13.7
Other — net		(6.9)	(0.2)	6.9	(0.2)

Net cash used for investing activities	—	(28.1)	(8.9)	6.9	(30.1)

Financing activities
Additions of long-term debt and revolving credit agreements	—	10.2	20.9	—	31.1
Reductions to long-term debt and revolving credit agreements	—	(7.9)	(13.6)	—	(21.5)
Notes receivable/payable, affiliates	0.5	58.2	(19.6)	(0.1)	39.0
Other — net	(5.5)	(5.0)	(67.7)	72.7	(5.5)

Net cash provided by (used for) financing activities	(5.0)	55.5	(80.0)	72.6	43.1

Effect of exchange rate changes on cash	—	—	(1.1)	—	(1.1)

Cash and cash equivalents
Increase (decrease) for the period	—	55.7	(31.9)	—	23.8
Balance at beginning of the period	—	39.6	57.8	—	97.4

Balance at the end of the period	$—	$95.3	$25.9	$—	$121.2

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004 (a)

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$5.0	$89.1	$(9.1)	$(5.0)	$80.0

Investing activities
Expenditures for property, plant and equipment	—	(15.1)	(18.3)	—	(33.4)
Proceeds from the sale of assets	—	0.2	13.2	—	13.4
Other — net	—	0.1	2.1	0.5	2.7

Net cash used for investing activities	—	(14.8)	(3.0)	0.5	(17.3)

Financing activities
Additions of long-term debt and revolving credit agreements	—	23.3	13.4	—	36.7
Reductions to long-term debt and revolving credit agreements	—	(24.9)	(32.3)	—	(57.2)
Notes receivable/payable, affiliates	0.8	(43.5)	42.7	—	—
Other — net	(5.8)	(5.0)	0.5	4.5	(5.8)

Net cash provided by (used for) financing activities	(5.0)	(50.1)	24.3	4.5	(26.3)

Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)

Cash and cash equivalents
Increase for the period	—	24.2	11.9	—	36.1
Balance at beginning of the period	—	15.4	45.9	—	61.3

Balance at the end of the period	$—	$39.6	$57.8	$—	$97.4

(a)	As restated. See Note 2.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Net cash provided by operating activities	$6.3	$23.1	$25.3	$(4.6)	$50.1

Investing activities
Expenditures for property, plant and equipment	—	(15.3)	(12.3)	—	(27.6)
Proceeds from the sale of assets	—	12.2	4.3	—	16.5

Net cash used for investing activities	—	(3.1)	(8.0)	—	(11.1)

Financing activities
Additions of long-term debt and revolving credit agreements	—	4.1	21.3	—	25.4
Reductions to long-term debt and revolving credit agreements	(5.2)	(3.1)	(46.1)	—	(54.4)
Notes receivable/payable, affiliates	4.0	(5.9)	1.5	0.4	—
Other — net	(5.1)	(5.0)	0.8	4.2	(5.1)

Net cash used for financing activities	(6.3)	(9.9)	(22.5)	4.6	(34.1)

Effect of exchange rate changes on cash	—	—	1.5	—	1.5

Cash and cash equivalents
Increase (decrease) for the period	—	10.1	(3.7)	—	6.4
Balance at beginning of the period	—	5.3	49.6	—	54.9

Balance at the end of the period	$—	$15.4	$45.9	$—	$61.3

NMHG HOLDING CO. REPORT OF MANAGEMENT
To the Stockholder of NMHG Holding Co.
     The management of NMHG Holding Co. is responsible for the preparation, content and integrity of the financial statements and related information contained within this report. The accompanying financial statements have been prepared in accordance with U.S generally accepted accounting principles and include amounts that are based on informed judgments and estimates.
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
     Ernst & Young LLP, independent registered public accounting firm, audited NMHG Holding Co. and its subsidiaries’ financial statements for the years ended December 31, 2005, 2004 and 2003. Those audits were conducted in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) and provide an objective and independent assessment that helps ensure fair presentation of the Company’s operating results and financial position. The independent registered public accounting firm has access to all financial records and related data of the Company, as well as to the minutes of stockholder’s and directors’ meetings.
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

/s/ Reginald R. Eklund Reginald R. Eklund	/s/ Michael K. Smith Michael K. Smith
President and Chief Executive Officer	Vice President, Finance and Information Systems,
and Chief Financial Officer

COL A.	COL B.	COL C.			COL D.		COL E.
		Additions					(C)
	Balance at	Charged to	Charged to				Balance at
Description	Beginning of	Costs and	Other Accounts		Deductions		End of
	Period	Expenses	Describe		Describe		Period
(In millions)
2005
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$6.0	$6.7	$(0.2)	(B)	$3.8	(A)	$8.7
Reserve for losses on inventory	14.4	11.0	(0.6)	(B)	10.5	(A)	14.3

2004
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$6.1	$3.8	$0.1	(B)	$4.0	(A)	$6.0
Reserve for losses on inventory	15.7	15.7	0.2	(B)	17.2	(A)	14.4

2003
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$8.7	$1.0	$0.7	(B)	$4.3	(A)	$6.1
Reserve for losses on inventory	16.3	5.8	0.9	(B)	7.3	(A)	15.7

(A)	Write-offs, net of recoveries.

(B)	Subsidiary’s foreign currency translation adjustments and other.

(C)	Balances which are not required to be presented and those which are immaterial have been omitted.

EXHIBIT INDEX
(3)	Articles of Incorporation and By-laws.

3.1(i)	Certificate of Incorporation of NMHG Holding Co. is incorporated herein by reference to Exhibit 3.1(i) to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

3.1(ii)	By-laws of NMHG Holding Co. of NMHG Holding Co. is incorporated herein by reference to Exhibit 3.1(ii) to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.
(4) Instruments defining the rights of security holders, including indentures.
4.1	Form of Common Stock Certificate is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

4.2	Indenture, dated as of May 9, 2002, by and among NMHG Holding Co., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (including the form of 10% senior note due 2009) is incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

4.3	Registration Rights Agreement, dated as of May 9, 2002, by and among NMHG Holding Co., the Guarantors named therein and Credit Suisse First Boston Corporation, Salomon Smith Barney Inc., U.S. Bancorp Piper Jaffray Inc., McDonald Investments Inc., NatCity Investments, Inc. and Wells Fargo Brokerage Services, LLC is incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.
(10) Material Contracts.
10.1	Credit Agreement, dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NMHG Distribution Co., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.2	Operating Agreement, dated July 31, 1979, among Eaton Corporation and Sumitomo Heavy Industries, Ltd. is incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.3	Equity joint venture contract, dated November 27, 1997, between Shanghai Perfect Jinqiao United Development Company Ltd., People’s Republic of China, NACCO Materials Handling Group, Inc., USA, and Sumitomo-Yale Company Ltd., Japan is incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.4	Recourse and Indemnity Agreement, dated October 21, 1998, between General Electric Capital Corp., NMHG Financial Services, Inc. and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.5	Restated and Amended Joint Venture and Shareholders Agreement, dated April 15, 1998, between General Electric Capital Corp. and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.6	Amendment No. 1 to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc., dated as of October 21, 1998 is incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.7	International Operating Agreement, dated April 15, 1998, between NACCO Materials Handling Group, Inc. and General Electric Capital Corp. (the “International Operating Agreement”) is incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.8	Amendment No. 1 to the International Operating Agreement, dated as of October 21, 1998 is incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.9	Amendment No. 2 to the International Operating Agreement, dated as of December 1, 1999 is incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.10	Amendment No. 3 to the International Operating Agreement, dated as of May 1, 2000 is incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.11	Letter agreement, dated November 22, 2000, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.12	A$ Facility Agreement, dated November 22, 2000, between GE Capital Australia and National Fleet Network Pty Limited is incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.13	Loan Agreement, dated as of June 28, 1996, between NACCO Materials Handling Group, Inc. and NACCO Industries, Inc. is incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.14	Business Sale Agreement, dated November 10, 2000, between Brambles Australia Limited, ACN 094 802 141 Pty Limited and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.15*	NACCO Materials Handling Group, Inc. 2002 Annual Incentive Compensation Plan, effective as of January 1, 2002, is incorporated herein by reference to Exhibit 10(lxiii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.16*	NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lxiv) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.17*	NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lxv) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.18*	Amendment No. 1, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10 (lxvi) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.19*	Amendment No. 1, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxvii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.20*	Amendment No. 1, dated as of February 19, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxviii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.21*	NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective as of September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxiii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.22*	Amendment No. 2, dated as of August 6, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxix) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.23*	Amendment No. 3, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxx) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.24*	Amendment No. 4, dated as of November 1, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxi) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.25*	Amendment No. 5, dated as of December 21, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.26*	Amendment No. 6, dated as of January 31, 2003 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.27*	The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (Effective as of October 1, 2002) is incorporated herein by reference to Exhibit 10(lxxxiv) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.28*	NACCO Materials Handling Group, Inc. 2003 Annual Incentive Compensation Plan, effective as of January 1, 2003, is incorporated herein by reference to Exhibit 10(lxiii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.29*	Amendment No. 2 to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxxi) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.30*	Amendment No. 2 to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxxiv) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.31*	NACCO Materials Handling Group, Inc. 2004 Annual Incentive Compensation Plan, effective as of January 1, 2004, is incorporated herein by reference to Exhibit 10(lxiii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.32*	Amendment No. 3, dated as of April 9, 2003, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(xcii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.33*	Amendment No. 3, dated as of April 9, 2003, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(xciii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.34*	Amendment No. 7, dated as of May 12, 2003 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xciv) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.35	Amendment No. 2, dated as of January 1, 2004, to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.

10.36	Letter Agreement, dated March 12, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.

10.37	Fourth Amendment, dated as of June 30, 2004, to the Credit Agreement dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated herein by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File Number 333-89248.

10.38*	Amendment, dated as of March 24, 2004, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000), effective as of January 1, 2004, is incorporated herein by reference to Exhibit 10(xcv) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.39*	Amendment No. 8, dated as of July 30, 2004, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xcvi) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.40	Letter Agreement, dated December 15, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 18, 2005, Commission File Number 333-89248.

10.41	Letter Agreement, dated February 14, 2005, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 18, 2005, Commission File Number 333-89248.

10.42*	Amendment No. 9, dated as of December 28, 2004, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000), effective as of

January 1, 2005, is incorporated herein by reference to Exhibit 10.6 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed on December 29, 2004, Commission File Number 1-9172.

10.43*	Amendment No. 4, dated as of December 28, 2004, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.7 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed on December 29, 2004, Commission File Number 1-9172.

10.44*	Amendment No. 4, dated as of December 28, 2004, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.8 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed on December 29, 2004, Commission File Number 1-9172.

10.45*	Amendment No. 1 and Instrument of Benefit Freeze, dated as of December 28, 2004, to The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (Effective as of October 1, 2002), effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.9 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed on December 29, 2004, Commission File Number 1-9172.

10.46*	NACCO Materials Handling Group, Inc. 2005 Annual Incentive Compensation Plan, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.3 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed by NACCO on April 1, 2005, Commission File Number 1-9172.

10.46	Letter Agreement, dated March 28, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on April 1, 2005, Commission File Number 333-89248.

10.47	Letter Agreement, dated May 31, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 6, 2005, Commission File Number 333-89248.

10.48	Amendment No. 5, dated September 29, 2005, to the International Operating Agreement between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed by the Company on October 4, 2005, Commission File Number 333-89248.

10.49*	Amendment No. 2, dated as of December 14, 2005, to The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (Effective as of October 1, 2002), effective as of October 1, 2005, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on December 16, 2005, Commission File Number 333-89248.

10.50	Amended and Restated Credit Agreement, dated as of December 19, 2005, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., in its capacity as administrative agent for the Lenders and the Issuing Bank thereunder and Citigroup Global Markets Inc. as sole lead arranger and sole bookrunner is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on December 21, 2005, Commission File Number 333-89248.

10.51*	The NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.7 to NACCO Industries, Inc.’s Current Report on Form 8-K , filed by NACCO on February 9, 2006, Commission File Number 1-9172.

10.52*	Amendment No. 1 to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.8 to NACCO Industries, Inc.’s Current Report on Form 8-K , filed by NACCO on February 9, 2006, Commission File Number 1-9172.

10.53*	The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.9 to NACCO Industries, Inc.’s Current Report on Form 8-K , filed by NACCO on February 9, 2006, Commission File Number 1-9172.

10.54*	The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.15 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed by NACCO on February 9, 2006, Commission File Number 1-9172.

10.55*	The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.18 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed by NACCO on February 9, 2006, Commission File Number 1-9172.
(21) Subsidiaries of the registrant. Omitted pursuant to General Instruction I b of Form 10-K.
(24) Powers of Attorney.
24.1	A copy of a power of attorney for Owsley Brown II is attached hereto as Exhibit 24.1.

24.2	A copy of a power of attorney for Eiichi Fujita is attached hereto as Exhibit 24.2.

24.3	A copy of a power of attorney for Robert M. Gates is attached hereto as Exhibit 24.3.

24.4	A copy of a power of attorney for Leon J. Hendrix, Jr. is attached hereto as Exhibit 24.4.

24.5	A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24.5.

24.6	A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24.6.

24.7	A copy of a power of attorney for Alfred M. Rankin, Jr. is attached hereto as Exhibit 24.7.

24.8	A copy of a power of attorney for Claiborne R. Rankin is attached hereto as Exhibit 24.8.

24.9	A copy of a power of attorney for Ian M. Ross is attached hereto as Exhibit 24.9.

24.10	A copy of a power of attorney for Michael E. Shannon is attached hereto as Exhibit 24.10.

24.11	A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24.11.

24.12	A copy of a power of attorney for David F. Taplin is attached hereto as Exhibit 24.12.

24.13	A copy of a power of attorney for Frank F. Taplin is attached hereto as Exhibit 24.13.

24.14	A copy of a power of attorney for John F. Turben is attached hereto as Exhibit 24.14.

24.15	A copy of a power of attorney for Eugene Wong is attached hereto as Exhibit 24.15.
(31) Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Certification of Reginald R. Eklund pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31.1.

31.2	Certification of Michael K. Smith pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31.2.

(32)	Section 1350 Certification. Certification of Reginald R. Eklund and Michael K. Smith pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of the Annual Report on Form 10-K.