Form 10-Q
period 2006-03-31
NMHG HOLDING CO
filed 2006-05-03
CIK 1173514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐ NO ☑
At April 28, 2006, 100 common shares were outstanding.

NMHG HOLDING CO.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
NMHG HOLDING CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2006	2005
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$101.2	$121.2
Accounts receivable, net	271.9	273.5
Tax advances, NACCO Industries, Inc.	—	2.6
Inventories	340.5	333.1
Deferred income taxes	22.7	25.8
Prepaid expenses and other	36.5	25.8

Total Current Assets	772.8	782.0
Property, Plant and Equipment, Net	224.5	225.9
Goodwill	350.4	350.5
Other Non-current Assets	105.2	97.3

Total Assets	$1,452.9	$1,455.7

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$287.0	$300.9
Accounts payable, affiliate	24.7	20.9
Revolving credit agreements	31.5	23.9
Current maturities of long-term debt	35.8	11.5
Notes payable, parent company	39.0	39.0
Accrued payroll	19.0	29.1
Accrued warranty obligations	28.3	27.7
Other current liabilities	123.6	131.7

Total Current Liabilities	588.9	584.7

Long-term Debt	244.9	267.1

Other Non-current Liabilities	173.6	176.3

Minority Interest	0.2	—

Stockholder’s Equity
Common stock, par value $1 per share, 100 shares authorized; 100 shares outstanding	—	—
Capital in excess of par value	202.6	202.6
Retained earnings	268.4	257.0
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	19.3	17.4
Minimum pension liability adjustment	(47.9)	(47.9)
Deferred gain (loss) on cash flow hedging	2.9	(1.5)

	445.3	427.6

Total Liabilities and Stockholder’s Equity	$1,452.9	$1,455.7

See notes to unaudited condensed consolidated financial statements.

NMHG HOLDING CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	March 31
	2006	2005
	(In millions)
Revenues	$618.8	$583.9
Cost of sales	529.5	503.4

Gross Profit	89.3	80.5

Selling, general and administrative expenses	70.4	72.1
NACCO management fee	2.5	2.3
Reversals of restructuring charges	(0.4)	—
Gain on sale of businesses	(3.7)	—

Operating Profit	20.5	6.1

Other income (expense)
Interest expense	(9.7)	(8.3)
Income from unconsolidated affiliates	0.9	2.3
Other	2.0	0.2

	(6.8)	(5.8)

Income Before Income Taxes and Minority Interest Income	13.7	0.3

Income tax provision	2.8	0.1

Income Before Minority Interest Income	10.9	0.2

Minority interest income	0.5	0.1

Net Income	$11.4	$0.3

Comprehensive Income (Loss)	$17.7	$(9.2)

See notes to unaudited condensed consolidated financial statements.

NMHG HOLDING CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2006	2005
	(In millions)
Operating Activities
Net income	$11.4	$0.3
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	9.7	10.8
Amortization of deferred financing fees	0.6	0.7
Deferred income taxes	1.1	(2.0)
Reversals of restructuring charges	(0.4)	—
Minority interest income	(0.5)	(0.1)
Loss on the sale of assets	0.2	0.2
Gain on sale of businesses	(3.7)	—
Other non-cash items	1.0	(0.7)
Working capital changes, net of dispositions of businesses
Affiliate receivable/ payable	2.6	4.8
Accounts receivable	2.3	(12.9)
Inventories	(4.0)	(47.3)
Other current assets	(6.4)	(7.4)
Accounts payable and other liabilities	(31.6)	26.1

Net cash used for operating activities	(17.7)	(27.5)

Investing Activities
Expenditures for property, plant and equipment	(8.4)	(8.6)
Proceeds from the sale of assets	2.1	2.5
Proceeds from the sale of businesses	3.3	—

Net cash used for investing activities	(3.0)	(6.1)

Financing Activities
Additions to long-term debt and revolving credit agreements	5.8	1.9
Reductions of long-term debt and revolving credit agreements	(9.8)	(6.0)
Net change in short-term revolving credit agreements	8.4	1.4
Financing fees paid	(4.4)	—
Other	0.7	—

Net cash provided by (used for) financing activities	0.7	(2.7)

Effect of exchange rate changes on cash	—	(2.0)

Cash and Cash Equivalents
Decrease for the period	(20.0)	(38.3)
Balance at the beginning of the period	121.2	97.4

Balance at the end of the period	$101.2	$59.1

See notes to unaudited condensed consolidated financial statements.

NMHG HOLDING CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	THREE MONTHS ENDED
	MARCH 31
	2006	2005
	(In millions)
Common Stock	$—	$—

Capital in Excess of Par Value	202.6	202.6

Retained Earnings
Beginning balance	257.0	243.9
Net income	11.4	0.3

	268.4	244.2

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(32.0)	0.3
Foreign currency translation adjustment	1.9	(8.1)
Reclassification of hedging activity into earnings	0.8	(0.3)
Current period cash flow hedging activity	3.6	(1.1)

	(25.7)	(9.2)

Total Stockholder’s Equity	$445.3	$437.6

See notes to unaudited condensed consolidated financial statements.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Tabular Amounts in Millions, Except Percentage Data)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of NMHG Holding Co., a Delaware corporation (“NMHG” or the “Company”). NMHG is a wholly owned subsidiary of NACCO Industries, Inc. (“NACCO”). The Company’s subsidiaries operate in the lift truck industry.
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
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2006 and the results of its operations and cash flows and changes in stockholder’s equity for the three months ended March 31, 2006 and 2005 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. All significant intercompany accounts and transactions among the consolidated companies are eliminated in consolidation.
The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.
Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Certain prior period amounts have been reclassified to conform to the current period’s presentation.
Note 2 — Recently Issued Accounting Standards
SFAS No. 151: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position or results of operations.
SFAS No. 154: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.
SFAS No. 155: In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.
SFAS No. 156: In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position or results of operations.
Note 3 — Restructuring
2002 Restructuring Program
As announced in December 2002, NMHG Wholesale phased out its Lenoir, North Carolina lift truck component facility and is restructuring other manufacturing and administrative operations, primarily its Irvine, Scotland lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million in 2002. Of this amount, $3.8 million related to a non-cash asset impairment charge for a building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets, and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Payments of $0.1 million were made to five employees during the first three months of 2006. Payments are expected to continue through the remainder of 2006. In addition, $0.4 million of the amount accrued at December 31, 2002 was reversed during the first three months of 2006.
Additional restructuring related costs, primarily related to manufacturing inefficiencies, which were not eligible for accrual as of December 31, 2002, were $1.0 million and $1.1 million in the first quarter of 2006 and 2005, respectively, and were classified as “Cost of sales” in the Unaudited Condensed Consolidated Statement of Operations.
Following is a rollforward of the restructuring liability:

		Lease
	Severance	Impairment	Other	Total
NMHG Wholesale
Balance at January 1, 2006	$1.8	$—	$—	$1.8
Foreign currency effect	0.1	—	—	0.1
Reversals	(0.4)	—	—	(0.4)
Payments	(0.1)	—	—	(0.1)

Balance at March 31, 2006	$1.4	$—	$—	$1.4

Note 4 — Inventories
Inventories are summarized as follows:

	MARCH 31	DECEMBER 31
	2006	2005
Manufactured inventories:
Finished goods and service parts	$163.6	$157.9
Raw materials and work in process	192.0	184.5

Total manufactured inventories	355.6	342.4

Retail inventories:	30.3	30.2

Total inventories at FIFO	385.9	372.6

LIFO reserve	(45.4)	(39.5)

	$340.5	$333.1

The cost of certain manufactured and retail inventories has been determined using the LIFO method. At March 31, 2006 and December 31, 2005, 61% and 65%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at year-end, interim results are subject to the final year-end LIFO inventory valuation.
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
NMHG has a 50% ownership interest in Sumitomo NACCO Materials Handling Company, Ltd. (“SN”), a limited liability company which was formed primarily for the manufacture and distribution of Sumitomo and Shinko branded lift trucks in Japan and the export of Hyster and Yale branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms. NMHG’s ownership in SN is also accounted for using the equity method of accounting.
The Company’s percentage share of the net income from its equity investments in NFS and SN are reported on the line “Income from unconsolidated affiliates” in the “Other income (expense)” section of the Unaudited Condensed Consolidated Statements of Operations.
Summarized financial information for these equity investments is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2006	2005
Revenues	$78.5	$76.7
Gross Profit	$22.0	$25.5
Income from continuing operations	$3.8	$5.3
Net income	$3.8	$5.3

Note 6 — Current and Long-term Financing
On March 22, 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of the Company, entered into a term loan agreement (the “Term Loan Agreement”) that provides for term loans up to an aggregate principal amount of $225.0 million which mature in 2013. The term loans require quarterly payments in an amount equal to 1% per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year.
Borrowings under the Term Loan Agreement are guaranteed by NMHG and substantially all of NMHG’s domestic subsidiaries. The obligations of the guarantors under the Term Loan Agreement are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under its revolving credit facility.
Outstanding borrowings under the Term Loan Agreement bear interest at a floating rate which, at NMHG Inc.’s option, will be either LIBOR or a floating rate, as defined in the Term Loan Agreement, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. NMHG Inc. is also required to pay a commitment fee of 0.25% per annum on the undrawn portion of the commitment. The Term Loan Agreement contains restrictive covenants which, among other things, limit the amount of dividends that may be declared and paid to NACCO. The Term Loan Agreement also requires NMHG Inc. to meet certain financial tests, including, but not limited to, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests.
The loans under the Term Loan Agreement are available to be drawn on any day between May 15, 2006 and May 31, 2006. If NMHG Inc. has not drawn the proceeds of the term loans between those dates, the commitments under the Term Loan Agreement will terminate. The proceeds of the loans under the Term Loan Agreement, together with available cash, are intended to be used to redeem in full NMHG’s outstanding 10% Senior Notes due 2009 (the “Senior Notes”), which have an aggregate principal amount of $250.0 million. On March 24, 2006, NMHG elected to redeem all of the outstanding Senior Notes. Pursuant to the Indenture governing the Senior Notes, NMHG expects to pay $1,050 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest up to but not including the redemption date, which is expected to be May 15, 2006, to the registered holders of the Senior Notes. As a result, NMHG expects to recognize a charge of approximately $17.6 million during the second quarter of 2006 for the call premium and write off of the remaining discount and deferred financing fees related to the Senior Notes.
Note 7 — Guarantees and Contingencies
Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at March 31, 2006 and December 31, 2005 were $215.5 million and $213.2 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and reserves have been provided for such losses in the accompanying Unaudited Condensed Consolidated Financial Statements. Generally, NMHG retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the financed assets. The fair value of collateral held at March 31, 2006 was approximately $241.8 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks.
NMHG has a 20% ownership interest in NFS, a joint venture with GECC formed primarily for the purpose of providing financial services to independent and wholly owned Hyster and Yale lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting. Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third-parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At March 31, 2006, approximately $174.4 million of the Company’s total guarantees, recourse and repurchase obligations related to transactions with NFS. In addition, in connection with the current joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At March 31, 2006, the amount of NFS’ debt guaranteed by NMHG was $139.6 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. For the new 1 to 8 ton series of lift trucks, NMHG provides an extended powertrain warranty of two years or 2,000 hours as part of the standard warranty. In addition, NMHG sells extended warranty agreements, which provide additional warranty up to two to five years or up to 2,400 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts, in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”
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

2006
Balance at January 1	$40.3
Warranties issued	8.6
Settlements made	(7.6)
Foreign currency effect	0.1

Balance at March 31	$41.4

Note 8 — Income Taxes
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
A reconciliation of the Company’s consolidated federal statutory and effective income tax is as follows for the three months ended March 31:

	THREE MONTHS ENDED
	MARCH 31
	2006	2005
Income before income taxes and minority interest:	$13.7	$0.3

Statutory taxes at 35%	$4.8	$0.1

Discrete items:
NMHG Retail sale of European dealership	(1.3)	—

	(1.3)	—

Other permanent items
Foreign tax rate differential	(1.5)	—
Other	0.8	—

	(0.7)	—

Income tax provision	$2.8	$0.1

Effective income tax rate	20.4%	33.3%

Effective income tax rate excluding discrete items	29.9%	33.3%

During the three months ended March 31, 2006, NMHG Retail sold a dealership in Europe for a pre-tax gain of $3.7 million. For tax purposes, a portion of the gain was exempt from local taxation and the remaining gain was fully offset by tax net operating loss carryforwards for which a full valuation allowance had been previously provided. Therefore, the Company recognized a tax benefit related to the sale of this dealership during the first quarter of 2006.
Excluding the impact of the discrete items discussed above, the effective income tax rate for the three months ended March 31, 2006 is lower than the effective income tax rate for the three months ended March 31, 2005, mainly due to income subject to lower tax rates in foreign taxing jurisdictions at NMHG Wholesale.
Note 9 — Retirement Benefit Plans
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
The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute approximately $5.0 million to its non-U.S. pension plans in 2006. The Company now expects to contribute approximately $4.1 million to its non-U.S. pension plans in 2006.

The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. These plans have no assets. Under the Company’s current policy, benefits under these plans are funded at the time they are due to participants or beneficiaries.
The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2006	2005
U.S. Pension
Service cost	$0.1	$0.1
Interest cost	1.1	1.1
Expected return on plan assets	(1.2)	(1.1)
Net amortization	0.1	—
Recognized actuarial loss	0.7	0.5

Total	$0.8	$0.6

Non-U.S. Pension
Service cost	$0.7	$0.7
Interest cost	1.5	1.6
Expected return on plan assets	(1.7)	(1.7)
Employee contributions	(0.2)	(0.2)
Net amortization	—	(0.1)
Recognized actuarial loss	1.0	1.0

Total	$1.3	$1.3

Post-retirement
Service cost	$0.1	$—
Interest cost	0.1	0.1

Total	$0.2	$0.1

Note 10 — Unaudited Condensed Consolidating Guarantor and Non-Guarantor Financial Information
The following tables set forth the Unaudited Condensed Consolidating Balance Sheets as of March 31, 2006 and December 31, 2005, the Unaudited Condensed Consolidating Statements of Operations for the three months ended March 31, 2006 and 2005 and the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005. The following information is included as a result of the guarantee of NMHG’s Senior Notes by each of NMHG’s wholly owned U.S. subsidiaries (“Guarantor Companies”). None of the Company’s other subsidiaries has guaranteed the Senior Notes. Each of the guarantees is joint and several and full and unconditional. “NMHG Holding” includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AT MARCH 31, 2006

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Cash and cash equivalents	$—	$66.6	$34.6	$—	$101.2
Accounts and notes receivable, net	10.0	144.1	211.0	(93.2)	271.9
Inventories	—	175.5	165.0	—	340.5
Other current assets	—	46.6	23.8	(11.2)	59.2

Total current assets	10.0	432.8	434.4	(104.4)	772.8

Property, plant and equipment, net	—	135.2	89.3	—	224.5
Goodwill	—	307.3	43.1	—	350.4
Other non-current assets	693.1	318.0	8.6	(914.5)	105.2

Total assets	$703.1	$1,193.3	$575.4	$(1,018.9)	$1,452.9

Accounts payable	$—	$203.5	$187.8	$(79.6)	$311.7
Other current liabilities	9.4	102.2	70.7	(11.4)	170.9
Revolving credit and current maturities of debt	23.4	47.3	49.3	(13.7)	106.3

Total current liabilities	32.8	353.0	307.8	(104.7)	588.9

Long-term debt	225.0	276.1	49.6	(305.8)	244.9
Other non-current liabilities	—	149.3	43.2	(18.7)	173.8

Stockholder’s equity	445.3	414.9	174.8	(589.7)	445.3

Total liabilities and stockholder’s equity	$703.1	$1,193.3	$575.4	$(1,018.9)	$1,452.9

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AT DECEMBER 31, 2005

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Cash and cash equivalents	$—	$95.3	$25.9	$—	$121.2
Accounts and notes receivable, net	5.8	127.9	223.9	(84.1)	273.5
Inventories	—	184.5	148.6	—	333.1
Other current assets	—	48.8	21.1	(15.7)	54.2

Total current assets	5.8	456.5	419.5	(99.8)	782.0

Property, plant and equipment, net	—	136.3	89.6	—	225.9
Goodwill	—	307.4	43.1	—	350.5
Other non-current assets	673.3	311.7	21.1	(908.8)	97.3

Total assets	$679.1	$1,211.9	$573.3	$(1,008.6)	$1,455.7

Accounts payable	$—	$208.5	$186.5	$(73.2)	$321.8
Other current liabilities	3.3	122.0	76.1	(12.9)	188.5
Revolving credit and current maturities of debt	—	46.8	41.7	(14.1)	74.4

Total current liabilities	3.3	377.3	304.3	(100.2)	584.7

Long-term debt	248.2	273.2	44.3	(298.6)	267.1
Other non-current liabilities	—	152.3	42.8	(18.8)	176.3

Stockholder’s equity	427.6	409.1	181.9	(591.0)	427.6

Total liabilities and stockholder’s equity	$679.1	$1,211.9	$573.3	$(1,008.6)	$1,455.7

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$415.0	$300.5	$(96.7)	$618.8

Cost of sales	—	364.3	261.9	(96.7)	529.5

Operating expenses	—	40.4	28.4	—	68.8

Operating profit	—	10.3	10.2	—	20.5

Interest expense	—	(6.5)	(3.2)	—	(9.7)
Income from unconsolidated affiliates	11.4	4.1	—	(14.6)	0.9
Other income (expense)	—	1.9	0.1	—	2.0

Income before income taxes and minority interest income	11.4	9.8	7.1	(14.6)	13.7

Income tax provision (benefit)	—	(1.6)	4.4	—	2.8

Income before minority interest income	11.4	11.4	2.7	(14.6)	10.9

Minority interest income	—	—	0.5	—	0.5

Net income	$11.4	$11.4	$3.2	$(14.6)	$11.4

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$357.1	$321.0	$(94.2)	$583.9

Cost of sales	—	317.3	280.3	(94.2)	503.4

Operating expenses	—	37.9	36.5	—	74.4

Operating profit	—	1.9	4.2	—	6.1

Interest expense	—	(6.3)	(2.0)	—	(8.3)
Income from unconsolidated affiliates	0.3	4.3	—	(2.3)	2.3
Other income (expense)	—	0.6	(0.4)	—	0.2

Income before income taxes and minority interest income	0.3	0.5	1.8	(2.3)	0.3

Income tax provision (benefit)	—	0.2	(0.1)	—	0.1

Income before minority interest income	0.3	0.3	1.9	(2.3)	0.2

Minority interest income	—	—	0.1	—	0.1

Net income	$0.3	$0.3	$2.0	$(2.3)	$0.3

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$—	$(19.3)	$1.1	$0.5	$(17.7)

Investing activities
Expenditures for property, plant and equipment	—	(4.3)	(4.1)	—	(8.4)
Proceeds from the sale of assets	—	0.2	5.2	—	5.4
Other	—	(0.9)	0.1	0.8	—

Net cash provided by (used for) investing activities	—	(5.0)	1.2	0.8	(3.0)

Financing activities
Net increase in long-term debt and revolving credit agreements	—	1.1	3.3	—	4.4
Notes receivable/payable, affiliates	—	(1.1)	1.1	—	—
Financing fees and other	—	(4.4)	2.0	(1.3)	(3.7)

Net cash provided by (used for) financing activities	—	(4.4)	6.4	(1.3)	0.7

Effect of exchange rate changes on cash	—	—	—	—	—

Cash and cash equivalents
Increase (decrease) for the period	—	(28.7)	8.7	—	(20.0)
Balance at beginning of the period	—	95.3	25.9	—	121.2

Balance at the end of the period	$—	$66.6	$34.6	$—	$101.2

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005

	NMHG	Guarantor	Non-Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$—	$(30.7)	$3.2	$—	$(27.5)

Investing activities
Expenditures for property, plant and equipment	—	(5.5)	(3.1)	—	(8.6)
Proceeds from the sale of assets	—	—	2.5	—	2.5
Other — net	—	(4.4)	—	4.4	—

Net cash used for investing activities	—	(9.9)	(0.6)	4.4	(6.1)

Financing activities
Net reductions of long-term debt and revolving credit agreements	—	(0.4)	(2.3)	—	(2.7)
Notes receivable/payable, affiliates	—	26.2	(26.2)	—	—
Other	—	—	4.4	(4.4)	—

Net cash provided by (used for) financing activities	—	25.8	(24.1)	(4.4)	(2.7)

Effect of exchange rate changes on cash	—	—	(2.0)	—	(2.0)

Cash and cash equivalents
Decrease for the period	—	(14.8)	(23.5)	—	(38.3)
Balance at beginning of the period	—	39.6	57.8	—	97.4

Balance at the end of the period	$—	$24.8	$34.3	$—	$59.1

Note 11 — Segment Information
Financial information for each of the Company’s reportable segments, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is presented in the following table.
NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues, which are based on current market prices on similar third-party transactions, are indicated in the following table on the line “NMHG Eliminations” in the revenues section. Other transactions among reportable segments are recognized based on similar third-party transactions; that is, at current market prices.

	THREE MONTHS ENDED
	MARCH 31
	2006	2005
Revenues from external customers
NMHG Wholesale	$572.8	$536.2
NMHG Retail	61.4	67.7
NMHG Eliminations	(15.4)	(20.0)

	$618.8	$583.9

Gross profit
NMHG Wholesale	$78.6	$69.5
NMHG Retail	10.1	11.0
NMHG Eliminations	0.6	—

	$89.3	$80.5

Selling, general and administrative expenses
NMHG Wholesale	$57.8	$58.3
NMHG Retail	12.6	13.8
NMHG Eliminations	—	—

	$70.4	$72.1

Operating profit (loss)
NMHG Wholesale	$18.7	$8.9
NMHG Retail	1.2	(2.8)
NMHG Eliminations	0.6	—

	$20.5	$6.1

Interest expense
NMHG Wholesale	$(8.8)	$(7.0)
NMHG Retail	(0.8)	(1.1)
NMHG Eliminations	(0.1)	(0.2)

	$(9.7)	$(8.3)

Interest income
NMHG Wholesale	$2.0	$0.8
NMHG Retail	—	0.1

	$2.0	$0.9

	THREE MONTHS ENDED
	MARCH 31
	2006	2005
Other income (expense) — (excluding interest income)
NMHG Wholesale	$1.0	$1.6
NMHG Retail	—	0.1
NMHG Eliminations	(0.1)	(0.1)

	$0.9	$1.6

Income tax provision (benefit)
NMHG Wholesale	$3.4	$1.6
NMHG Retail	(0.5)	(0.2)
NMHG Eliminations	(0.1)	(1.3)

	$2.8	$0.1

Net income (loss)
NMHG Wholesale	$10.0	$2.8
NMHG Retail	0.9	(3.5)
NMHG Eliminations	0.5	1.0

	$11.4	$0.3

Depreciation and amortization
NMHG Wholesale	$7.3	$6.9
NMHG Retail	2.4	3.9

	$9.7	$10.8

Capital expenditures
NMHG Wholesale	$6.3	$7.6
NMHG Retail	2.1	1.0

	$8.4	$8.6

	MARCH 31	DECEMBER 31
	2006	2005
Total assets
NMHG Wholesale	$1,469.6	$1,481.3
NMHG Retail	139.6	140.6
NMHG Eliminations	(156.3)	(166.2)

	$1,452.9	$1,455.7

NACCO charges management fees to its operating subsidiaries for services provided by the corporate headquarters. These fees are based upon estimated parent company resources devoted to providing centralized services and stewardship activities and are allocated among all NACCO subsidiaries based upon the relative size and complexity of each subsidiary. The Company believes that the allocation method is reasonable. NACCO charged management fees to the Company of $2.5 million and $2.3 million for the three months ended March 31, 2006 and 2005, respectively.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Please refer to the discussion of the Company’s Critical Accounting Policies and Estimates as disclosed on pages 14 through 16 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

FINANCIAL REVIEW
The segment and geographic results of operations for NMHG were as follows for the three months ended March 31:

	THREE MONTHS
	2006	2005
Revenues
Wholesale
Americas	$415.5	$354.3
Europe	131.2	148.3
Asia-Pacific	26.1	33.6

	572.8	536.2

Retail (net of eliminations)
Europe	17.3	21.2
Asia-Pacific	28.7	26.5

	46.0	47.7

NMHG Consolidated	$618.8	$583.9

Operating profit (loss)
Wholesale
Americas	$18.6	$5.1
Europe	(0.7)	4.0
Asia-Pacific	0.8	(0.2)

	18.7	8.9

Retail (net of eliminations)
Europe	3.5	(0.8)
Asia-Pacific	(1.7)	(2.0)

	1.8	(2.8)

NMHG Consolidated	$20.5	$6.1

Interest expense
Wholesale	$(8.8)	$(7.0)
Retail (net of eliminations)	(0.9)	(1.3)

NMHG Consolidated	$(9.7)	$(8.3)

Other income (expense)
Wholesale	$3.0	$2.4
Retail (net of eliminations)	(0.1)	0.1

NMHG Consolidated	$2.9	$2.5

Net income (loss)
Wholesale	$10.0	$2.8
Retail (net of eliminations)	1.4	(2.5)

NMHG Consolidated	$11.4	$0.3

Effective income tax rate
Wholesale	26.4%	37.2%
Retail (net of eliminations)	(a )	37.5%
NMHG Consolidated	20.4%	33.3%

(a)	The effective income tax rate is not meaningful.
See the discussion of the effective income tax rate in Note 8 of the Unaudited Condensed Consolidated Financial Statements.

First Quarter of 2006 Compared with First Quarter of 2005
NMHG Wholesale
The following table identifies the components of the changes in revenues for the first quarter of 2006 compared with the first quarter of 2005:

Revenues
2005	$536.2

Increase (decrease) in 2006 from:
Unit volume	41.1
Unit price	11.7
Parts	2.4
Foreign currency	(11.6)
Unit product mix	(7.0)

2006	$572.8

Revenues increased $36.6 million to $572.8 million in the first quarter of 2006, primarily due to improved unit volume, mainly in the Americas, the effect of price increases implemented during 2004 and 2005 and increased parts volume. Worldwide unit shipments increased 9.1% to 21,718 units in the first quarter of 2006 from 19,909 units in 2005, primarily due to an increase in unit shipments of 2,260 units, or 17.2%, in the Americas. These improvements were partially offset by unfavorable foreign currency movements mainly due to the strengthening of the U.S. dollar and an unfavorable shift in sales mix to lower-priced lift trucks in all geographic markets.
The following table identifies the components of the changes in operating profit for the first quarter of 2006 compared with the first quarter of 2005:

Operating
Profit
2005	$8.9

Increase (decrease) in 2006 from:
Gross profit	10.2
Foreign currency	0.2
Selling, general and administrative expenses	(0.6)

2006	$18.7

NMHG Wholesale’s operating profit increased $9.8 million to $18.7 million in the first quarter of 2006 compared with $8.9 million in the first quarter of 2005. Operating profit increased mainly as a result of improved gross profit, which includes price increases of $11.7 million, which more than offset increased material costs of $2.0 million and the favorable impact of higher unit volume on revenues discussed above. These improvements were partially offset by increased manufacturing costs to support the higher unit volume. In addition, the increase in gross profit was partially offset by a moderate increase in selling, general and administrative expenses as a result of an increase in employee-related expenses.
Net income increased $7.2 million to $10.0 million in the first quarter of 2006 compared with $2.8 million in the first quarter of 2005, primarily as a result of the increase in operating profit.
Backlog
The worldwide backlog level was 23,600 units at March 31, 2006 compared with 27,500 units at March 31, 2005 and 23,500 units at December 31, 2005.

NMHG Retail (net of eliminations)
The following table identifies the components of the changes in revenues for the first quarter of 2006 compared with the first quarter of 2005:

Revenues
2005	$47.7

Increase (decrease) in 2006 from:
Eliminations	4.4
Asia-Pacific	1.5
Europe	0.9
Foreign currency	(4.7)
Sale of European dealerships	(3.8)

2006	$46.0

Revenues decreased 3.6% to $46.0 million for the quarter ended March 31, 2006 compared with $47.7 million in the quarter ended March 31, 2005. The decrease was primarily the result of unfavorable foreign currency movements due to the strengthening of the U.S. dollar and the sale of two retail dealerships in Europe during the first half of 2005. This decrease was partially offset by fewer intercompany sales transactions, which caused a decrease in the required intercompany revenue elimination, and by higher new unit sales in Asia-Pacific and improved new unit sales in Europe.
The following table identifies the components of the changes in operating profit (loss) for the first quarter of 2006 compared with the first quarter of 2005:

Operating
Profit (Loss)
2005	$(2.8)

Decrease (increase) in 2006 from:
Sale of European dealership	3.7
Eliminations	1.1
Europe	0.4
Foreign currency	0.1
Asia-Pacific	(0.7)

2006	$1.8

The increase in NMHG Retail’s operating profit to $1.8 million in the first quarter of 2006 from an operating loss of $2.8 million in the first quarter of 2005 was primarily due to a $3.7 million gain on the sale of a European retail dealership in the first quarter of 2006. In addition, operating profit improved due to a decrease in the elimination of intercompany profits on sales from NMHG Wholesale to NMHG Retail and favorable rental margins in Europe. These increases were partially offset by lower rental and service margins and higher employee-related expenses in Asia-Pacific during the first quarter of 2006.
NMHG Retail’s net income increased to $1.4 million in the first quarter of 2006 compared with a net loss of $2.5 million in the first quarter of 2005, primarily as a result of the factors affecting operating profit (loss).

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the three months ended March 31:

	2006	2005	Change
Operating activities:

Net income	$11.4	$0.3	$11.1
Depreciation and amortization	9.7	10.8	(1.1)
Other	(1.7)	(1.9)	0.2
Working capital changes, excluding the effect of business dispositions	(37.1)	(36.7)	(0.4)

Net cash used for operating activities	(17.7)	(27.5)	9.8

Investing activities:

Expenditures for property, plant and equipment	(8.4)	(8.6)	0.2
Proceeds from the sale of assets	2.1	2.5	(0.4)
Proceeds from the sale of businesses	3.3	—	3.3

Net cash used for investing activities	(3.0)	(6.1)	3.1

Cash flow before financing activities	$(20.7)	$(33.6)	$12.9

Net cash used for operating activities decreased $9.8 million primarily due to the increase in net income during the first three months of 2006 compared with the first three months of 2005.
Net cash used for investing activities decreased $3.1 million primarily from the proceeds received from the sale of a European retail dealership during the first quarter of 2006.

	2006	2005	Change
Financing activities:

Additions (reductions) of long-term debt and revolving credit agreements	$4.4	$(2.7)	$7.1
Financing fees paid	(4.4)	—	(4.4)
Other	0.7	—	0.7

Net cash provided by (used for) financing activities	$0.7	$(2.7)	$3.4

Net cash provided by (used for) financing activities increased $3.4 million in the first quarter of 2006 compared with the first quarter of 2005 primarily due to an increase in borrowings, partially offset by financing fees paid for the new term loan agreement during the first quarter of 2006. See further discussion of the new term loan agreement in the Financing Activities section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Financing Activities
NMHG has a $175.0 million secured, floating-rate revolving credit facility (the “NMHG Facility”) that expires in December 2010. The NMHG Facility was amended during the first three months of 2006 to modify certain defined terms and revise the Restriction on Dividends, as defined in the NMHG Facility, to allow NMHG to increase its dividends beyond the current $5.0 million annual limitation upon achievement of specified profitability and availability thresholds. The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. At March 31, 2006, the borrowing base under the NMHG Facility was $126.6 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There were no domestic borrowings outstanding under this facility at March 31, 2006. The NMHG Facility includes a subfacility for foreign borrowers which can be denominated in British pound sterling or euros. Included in the borrowing capacity is a $20.0 million overdraft facility available to foreign borrowers. At March 31, 2006, there was $15.1 million outstanding under these foreign subfacilities.

On March 22, 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of the Company, entered into a term loan agreement (the “Term Loan Agreement”) that provides for term loans up to an aggregate principal amount of $225.0 million which mature in 2013. The term loans require quarterly payments in an amount equal to 1% per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year.
Borrowings under the Term Loan Agreement are guaranteed by NMHG and substantially all of NMHG’s domestic subsidiaries. The obligations of the guarantors under the Term Loan Agreement are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under its revolving credit facility.
Outstanding borrowings under the Term Loan Agreement bear interest at a floating rate which, at NMHG Inc.’s option, will be either LIBOR or a floating rate, as defined in the Term Loan Agreement, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. NMHG Inc. is also required to pay a commitment fee of 0.25% per annum on the undrawn portion of the commitment. The Term Loan Agreement contains restrictive covenants which, among other things, limit the amount of dividends that may be declared and paid to NACCO. The Term Loan Agreement also requires NMHG Inc. to meet certain financial tests, including, but not limited to, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests.
The loans under the Term Loan Agreement are available to be drawn on any day between May 15, 2006 and May 31, 2006. If NMHG Inc. has not drawn the proceeds of the term loans between those dates, the commitments under the Term Loan Agreement will terminate. The proceeds of the loans under the Term Loan Agreement, together with available cash, are intended to be used to redeem in full NMHG’s outstanding 10% Senior Notes due 2009 (the “Senior Notes”), which have an aggregate principal amount of $250.0 million. On March 24, 2006, NMHG elected to redeem all of the outstanding Senior Notes. The Senior Notes are senior unsecured obligations of NMHG and are guaranteed by substantially all of NMHG’s domestic subsidiaries. Pursuant to the Indenture governing the Senior Notes, NMHG expects to pay $1,050 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest up to but not including the redemption date, which is expected to be May 15, 2006, to the registered holders of the Senior Notes. As a result, NMHG expects to recognize a charge of approximately $17.6 million during the second quarter of 2006 for the call premium and write off of the remaining discount and deferred financing fees related to the Senior Notes.
In addition to the amount outstanding under the Senior Notes and the NMHG Facility, NMHG had borrowings of approximately $37.2 million at March 31, 2006 under various working capital facilities.
Both the NMHG Facility and terms of the Senior Notes include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. The NMHG Facility also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At March 31, 2006, NMHG was in compliance with the covenants in the NMHG Facility, the Term Loan Agreement and the Senior Notes.
NMHG believes that funds available under the NMHG Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of NMHG’s revolving credit facility in December 2010.
Contractual Obligations, Contingent Liabilities and Commitments
The Company previously disclosed in its financial statements for the year ended December 31, 2005 that NMHG expected to contribute approximately $5.0 million to its non-U.S. pension plans in 2006. NMHG now expects to contribute approximately $4.1 million to its non-U.S. pension plans in 2006.
The Company previously disclosed that payments for the Senior Notes were due in 2009. During the first quarter of 2006, NMHG announced that the proceeds of the loans under the new Term Loan Agreement, together with available cash, are intended to be used to redeem in full the Senior Notes, which have an aggregate principal amount of $250.0 million. Pursuant to the Indenture governing the Senior Notes, NMHG expects to pay $1,050 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest up to but not including the redemption date, which is expected to be May 15, 2006, to the registered holders of the Senior Notes.
Since December 31, 2005, there have been no other significant changes in the total amount of NMHG’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Capital Expenditures
Expenditures for property, plant and equipment were $6.3 million for NMHG Wholesale and $2.1 million for NMHG Retail during the first three months of 2006. These capital expenditures included tooling for new products, plant improvements, information technology software systems and rental fleet additions. It is estimated that capital expenditures will be approximately $39.1 million for NMHG Wholesale and $4.6 million for NMHG Retail for the remainder of 2006. Planned expenditures for the remainder of 2006 include tooling related to the ongoing launch of the new 1 to 8 ton internal combustion engine lift trucks and investments in information technology software systems, manufacturing equipment, plant improvements and rental fleet additions. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.
Capital Structure
NMHG’s capital structure is presented below:

	March 31	December 31
	2006	2005	Change
Total net tangible assets	$444.9	$417.5	$27.4
Goodwill and other intangibles	351.4	351.6	(0.2)

Net assets	796.3	769.1	27.2
Advances from NACCO	(39.0)	(39.0)	—
Other debt	(312.2)	(302.5)	(9.7)
Minority interest	0.2	—	0.2

Stockholder’s equity	$445.3	$427.6	$17.7

Debt to total capitalization	44%	44%	—%
The increase in total net tangible assets was primarily due to a $10.1 million decrease in accounts payable due to the timing of payments, a $10.1 million decrease in accrued payroll from the payment of 2005 incentive compensation during the first quarter of 2006, a $10.1 million increase in other current assets due to an increase in prepaid insurance and non-U.S. pension plan assets, and an $8.2 million increase in net derivative assets as a result of favorable currency terms and interest rate swaps. These items were partially offset by a $20.0 million decrease in cash.
Stockholder’s equity increased $17.7 million in the first quarter of 2006 as a result of $11.4 million of net income and an increase in accumulated other comprehensive income (loss) of $6.3 million in the first quarter of 2006. The change in accumulated other comprehensive income (loss) was due to a $4.4 million gain on deferred cash flow hedges and interest rate swap agreements and a $1.9 million favorable change in the foreign currency translation adjustment.
OUTLOOK
NMHG Wholesale
In the remainder of 2006, NMHG Wholesale expects strong lift truck markets in the Americas and Asia-Pacific, and moderate year-over-year increases in Europe. With these market prospects and the successful launch of the highest volume portion of the newly designed 1 to 8 ton internal combustion engine (“ICE”) lift truck line, the 1 to 3 ton series, in 2005 as a backdrop, NMHG Wholesale anticipates that unit booking and shipment levels will be substantially higher in 2006 than in 2005. However, shipments of the newly designed 4 to 8 ton ICE lift truck series, which are expected to be introduced in 2006 and early 2007, will be at controlled rates to accommodate the phase-in of these products.
Previously implemented improvement programs are expected to deliver significant benefits in 2006. NMHG Wholesale’s newly designed 1 to 3 ton ICE series, launched in 2005, is expected to continue to affect results positively in 2006 and further benefits are expected to be realized with the introduction of the 4 to 5 ton series in the second half of 2006 and the 6 to 8 ton series in early 2007. The expected increasingly positive effects of these new product introductions, product cost and expense reduction efforts already implemented or underway, and increased efficiencies in the Americas attributable to the completion of the restructuring and rearrangement of assembly lines are expected to provide significant profitability improvements in 2006. In addition, NMHG Wholesale’s manufacturing restructuring activities are approaching maturity and are expected to require less expense than in prior years. The previously noted benefits are expected to be partially offset by one-time product development and related introduction costs, as well as start-up manufacturing inefficiencies in 2006 related to the new lift truck series to be launched. Additional, however less material, offsets to the favorable effects of the new lift trucks, are costs attributable to the remaining portion of the previously announced Irvine manufacturing restructuring program and production line movements, which will take place in the second half of 2006.
Price increases implemented in prior periods are expected to continue to offset the effect of anticipated higher material costs in 2006. While these pricing actions are expected to have a significant impact on margin recovery in 2006, full recovery of the accumulated material cost increases incurred since the end of 2003 is not anticipated until 2007. Although cost increases have leveled off in the past few quarters, higher energy prices could result in further increases in the costs of raw materials and higher fuel costs could raise shipping costs. Accordingly, NMHG Wholesale will continue to monitor economic conditions and their resulting effects on costs, and evaluate the need and potential for future price increases. In addition, NMHG Wholesale continues to work actively to shift the sourcing of components from high cost British pound sterling and euro countries to U.S. dollar and low cost areas on the assumption that currency exchange rates are not likely to return to the favorable levels that existed in the 2000 to 2003 time period.
Overall, NMHG Wholesale’s investment in long-term programs, particularly its significant new product development and manufacturing programs, are expected to positively affect results in the first half of 2006, with a significantly larger impact during the second half of 2006 and in 2007 and 2008.
Additionally, NMHG has elected to redeem all $250 million aggregate principal amount of its Senior Notes. Subsequent to the redemption of the Senior Notes, interest expense is expected to be lower than current interest expense because NMHG’s new term loan, which will be used to finance the redemption of the Senior Notes, has a lower interest rate than the Senior Notes.
NMHG Retail
In 2006, NMHG Retail expects the programs in place, or being put in place, to enhance the performance of its wholly owned dealerships, although the full benefit will not be achieved until future years. These programs were put in place in order to meet the longer-term strategic objectives, which include achieving at least break-even results while building market position.
EFFECTS OF FOREIGN CURRENCY
NMHG operates internationally and enters into transactions denominated in foreign currencies. As such, the Company’s financial results are subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating profit and net income at NMHG are addressed in the previous discussion of operating results.
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
Changes in internal control over financial reporting: An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the Company’s internal control over financial reporting and have concluded that during the first quarter of 2006, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1     Legal Proceedings
None
Item 1A   Risk Factors
None
Item 5     Other Information
None
Item 6     Exhibits
See Exhibit Index on page 32 of this quarterly report on Form 10-Q.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMHG Holding Co.
(Registrant)

Date May 3, 2006	/s/ Michael K. Smith

Michael K. Smith
Vice President Finance & Information Systems,
and Chief Financial Officer
(Authorized Officer and Principal
Financial and Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1	Term Loan Agreement, dated March 22, 2006, by and among NACCO Materials Handling Group, Inc., as borrower, the financial institutions party thereto, Citicorp North America, Inc., as Administrative Agent, and Citigroup Global Markets Inc., as Sole Lead Arranger, Sole Bookrunner and Syndication Agent (incorporated herein by reference to Exhibit 10.1 to The Company’s Current Report on Form 8-K filed on March 28, 2006, Commission File Number 333-89248).

10.2	First Amendment to the Amended and Restated Credit Agreement, dated as of March 22, 2006, by and among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time party thereto as Issuing Bank, Citicorp North America, Inc., in its capacity as administrative agent for the Lenders and the Issuing Bank thereunder, and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2006, Commission File Number 333-89248).

10.3	The NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.7 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed on February 9, 2006, Commission File Number 1-9172.

10.4	Amendment No. 1 to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.8 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed on February 9, 2006, Commission File Number 1-9172.

10.5	The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.9 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed on February 9, 2006, Commission File Number 1-9172.

10.6	The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.15 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed on February 9, 2006, Commission File Number 1-9172.

10.7	The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.18 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed on February 9, 2006, Commission File Number 1-9172.

10.8	The NACCO Materials Handling Group, Inc. 2006 Annual Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to NACCO Industries, Inc.’s Current Report on Form 8-K filed on March 31, 2006, Commission File Number 1-9172).

10.9	The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2006) (incorporated herein by reference to Exhibit 10.6 to NACCO Industries, Inc.’s Current Report on Form 8-K filed on March 31, 2006, Commission File Number 1-9172).

10.10	Form award certificate for the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (As Amended and Restated as of January 1, 2006) (incorporated herein by reference to Exhibit 10.7 to NACCO Industries, Inc.’s Current Report on Form 8-K filed on March 31, 2006, Commission File Number 1-9172).

31(i)(1)	Certification of Reginald R. Eklund pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(i)(2)	Certification of Michael K. Smith pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Reginald R. Eklund and Michael K. Smith

*	Numbered in accordance with Item 601 of Regulation S-K.