Form 10-K/A
period 2005-12-31
NMHG HOLDING CO
filed 2006-05-12
CIK 1173514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
Amendment No. 2
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

EXPLANATORY NOTE
This Amendment No. 2 to the annual report on Form 10-K for the fiscal year ended December 31, 2005 is being filed to include in Part IV, Item 15, the financial statements with respect to Sumitomo-NACCO Materials Handling Company, Ltd. filed as Exhibit 99.2, which were omitted from the annual report on Form 10-K for the year ended December 31, 2005 filed on March 1, 2006. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in this Amendment No. 2.
This Amendment No. 2 does not update any other disclosures to reflect developments since the original date of filing the Form 10-K for the year ended December 31, 2005.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) The response to Item 15(a)(1) and (2) is set forth beginning at page F-1 of this Annual Report on Form 10-K.
(a) (3) Listing of Exhibits — See the exhibit index beginning at page X-1 of this Annual Report on Form 10-K.
(b) The response to Item 15(b) is set forth beginning at page X-1 of this Annual Report on Form 10-K.
     (c) Financial Statement Schedules and Separate Financial Statements — The response to Item 15(c) is set forth beginning at page F-50 as well as Exhibits 99.1 and 99.2 of this Amendment No. 2 to the Annual Report on Form 10-K. Exhibits 99.1 and 99.2 present the separate financial statements and notes thereto for NMHG Financial Services, Inc. and Sumitomo-NACCO Materials Handling Company, Ltd., respectively, as required in accordance with Rule 3-09 of Regulation S-X. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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
May 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Reginald R. Eklund	President and Chief Executive Officer	May 12, 2006
Reginald R. Eklund	(principal executive officer), Director

/s/ Michael K. Smith	Vice President, Finance and	May 12, 2006
Michael K. Smith	Information Systems, and Chief Financial Officer (principal financial and accounting officer)

* Owsley Brown II	Director	May 12, 2006
Owsley Brown II

* Eiichi Fujita	Director	May 12, 2006
Eiichi Fujita

* Robert M. Gates	Director	May 12, 2006
Robert M. Gates

* Leon J. Hendrix, Jr.	Director	May 12, 2006
Leon J. Hendrix, Jr.

* Dennis W. LaBarre	Director	May 12, 2006
Dennis W. LaBarre

* Richard de J. Osborne	Director	May 12, 2006
Richard de J. Osborne

* Alfred M. Rankin, Jr.	Director	May 12, 2006
Alfred M. Rankin, Jr.

* Claiborne R. Rankin	Director	May 12, 2006
Claiborne R. Rankin

* Ian M. Ross	Director	May 12, 2006
Ian M. Ross

* Michael E. Shannon	Director	May 12, 2006
Michael E. Shannon

* Britton T. Taplin	Director	May 12, 2006
Britton T. Taplin

* David F. Taplin	Director	May 12, 2006
David F. Taplin

* Frank F. Taplin	Director	May 12, 2006
Frank F. Taplin

* John F. Turben	Director	May 12, 2006
John F. Turben

* Eugene Wong	Director	May 12, 2006
Eugene Wong

*	Michael K. Smith, by signing his name hereto, does hereby sign this Amendment No. 2 to the Annual Report on Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Michael K. Smith	May 12, 2006
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

See Notes to Consolidated Financial Statements.
(a) As restated. See Note 2.

NMHG HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Year Ended December 31
	2005	2004 (a)	2003
	(In millions)
Common Stock	$—	$—	$—

Capital in Excess of Par Value
Beginning balance	202.6	198.2	198.2
Capital contribution from parent company	—	4.4	—

	202.6	202.6	198.2

Retained Earnings
Beginning balance	243.9	238.2	226.8
Net income	18.1	10.7	16.4
Cash dividends	(5.0)	(5.0)	(5.0)

	257.0	243.9	238.2

Accumulated Other Comprehensive Income (Loss)
Beginning balance	0.3	(11.6)	(42.7)
Foreign currency translation adjustment	(28.7)	20.6	35.8
Minimum pension liability adjustment	(0.8)	(8.7)	(6.5)
Current period cash flow hedging activity	(3.9)	1.7	1.3
Reclassification of hedging activity into earnings	1.1	(1.7)	0.5

Total Stockholder’s Equity	(32.0)	0.3	(11.6)

	$427.6	$446.8	$424.8

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

Other-net, income (expense) – (excluding interest income)
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

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2004 (a)

			Non-
	NMHG	Guarantor	Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$1,209.8	$1,149.6	$(302.5)	$2,056.9

Cost of sales	—	1,054.9	996.4	(302.5)	1,748.8
Selling, general & administrative expenses	—	143.9	137.3	—	281.2
Restructuring reversals	—	(0.1)	(1.3)	—	(1.4)

Operating profit	—	11.1	17.2	—	28.3
Interest expense	—	(25.8)	(7.9)	—	(33.7)
Income from unconsolidated affiliates	15.1	12.3	—	(21.7)	5.7
Other income (expense)	—	8.7	(1.9)	—	6.8

Income before income taxes and minority interest	15.1	6.3	7.4	(21.7)	7.1

Income tax provision (benefit)	—	(4.8)	1.6	—	(3.2)

Income before minority interest	15.1	11.1	5.8	(21.7)	10.3

Minority interest income	—	—	0.4	—	0.4

Net income	$15.1	$11.1	$6.2	$(21.7)	$10.7

(a)	As restated. See Note 2.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2003

			Non-
	NMHG	Guarantor	Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Revenues	$—	$1,088.1	$941.8	$(250.3)	$1,779.6

Cost of sales	—	919.3	798.3	(250.3)	1,467.3
Selling, general & administrative expenses	—	139.1	125.2	—	264.3
Restructuring reversals	—	(0.2)	(0.6)	—	(0.8)

Operating profit	—	29.9	18.9	—	48.8

Interest expense	—	(28.0)	(7.1)	—	(35.1)
Income from unconsolidated affiliates	16.3	14.2	—	(26.9)	3.6
Other income (expense)	—	1.0	(0.7)	—	0.3

Income before income taxes and minority interest	16.3	17.1	11.1	(26.9)	17.6

Income tax provision (benefit)	(0.1)	0.8	1.1	—	1.8

Income before minority interest	16.4	16.3	10.0	(26.9)	15.8

Minority interest income	—	—	0.6	—	0.6

Net income	$16.4	$16.3	$10.6	$(26.9)	$16.4

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

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2005

			Non-
	NMHG	Guarantor	Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Net cash provided by operating activities	$5.0	$28.3	$58.1	$(79.5)	$11.9

Investing activities
Expenditures for property, plant and equipment	—	(23.4)	(20.2)	—	(43.6)
Proceeds from the sale of assets	—	2.2	11.5	—	13.7
Other — net		(6.9)	(0.2)	6.9	(0.2)

Net cash used for investing activities	—	(28.1)	(8.9)	6.9	(30.1)

Financing activities
Additions of long-term debt and revolving credit agreements	—	10.2	20.9	—	31.1
Reductions to long-term debt and revolving credit agreements	—	(7.9)	(13.6)	—	(21.5)
Notes receivable/payable, affiliates	0.5	58.2	(19.6)	(0.1)	39.0
Other — net	(5.5)	(5.0)	(67.7)	72.7	(5.5)

Net cash provided by (used for) financing activities	(5.0)	55.5	(80.0)	72.6	43.1

Effect of exchange rate changes on cash	—	—	(1.1)	—	(1.1)

Cash and cash equivalents
Increase (decrease) for the period	—	55.7	(31.9)	—	23.8
Balance at beginning of the period	—	39.6	57.8	—	97.4

Balance at the end of the period	$—	$95.3	$25.9	$—	$121.2

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004 (a)

			Non-
	NMHG	Guarantor	Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$5.0	$89.1	$(9.1)	$(5.0)	$80.0
Investing activities
Expenditures for property, plant and equipment	—	(15.1)	(18.3)	—	(33.4)
Proceeds from the sale of assets	—	0.2	13.2	—	13.4
Other — net	—	0.1	2.1	0.5	2.7

Net cash used for investing activities	—	(14.8)	(3.0)	0.5	(17.3)

Financing activities
Additions of long-term debt and revolving credit agreements	—	23.3	13.4	—	36.7
Reductions to long-term debt and revolving credit agreements	—	(24.9)	(32.3)	—	(57.2)
Notes receivable/payable, affiliates	0.8	(43.5)	42.7	—	—
Other — net	(5.8)	(5.0)	0.5	4.5	(5.8)

Net cash provided by (used for) financing activities	(5.0)	(50.1)	24.3	4.5	(26.3)

Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)

Cash and cash equivalents
Increase for the period	—	24.2	11.9	—	36.1
Balance at beginning of the period	—	15.4	45.9	—	61.3

Balance at the end of the period	$—	$39.6	$57.8	$—	$97.4

(a)	As restated. See Note 2.

NMHG HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Percentage Data)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003

			Non-
	NMHG	Guarantor	Guarantor	Consolidating	NMHG
	Holding	Companies	Companies	Eliminations	Consolidated
Net cash provided by operating activities	$6.3	$23.1	$25.3	$(4.6)	$50.1

Investing activities
Expenditures for property, plant and equipment	—	(15.3)	(12.3)	—	(27.6)
Proceeds from the sale of assets	—	12.2	4.3	—	16.5

Net cash used for investing activities	—	(3.1)	(8.0)	—	(11.1)

Financing activities
Additions of long-term debt and revolving credit agreements	—	4.1	21.3	—	25.4
Reductions to long-term debt and revolving credit agreements	(5.2)	(3.1)	(46.1)	—	(54.4)
Notes receivable/payable, affiliates	4.0	(5.9)	1.5	0.4	—
Other — net	(5.1)	(5.0)	0.8	4.2	(5.1)

Net cash used for financing activities	(6.3)	(9.9)	(22.5)	4.6	(34.1)

Effect of exchange rate changes on cash	—	—	1.5	—	1.5

Cash and cash equivalents
Increase (decrease) for the period	—	10.1	(3.7)	—	6.4
Balance at beginning of the period	—	5.3	49.6	—	54.9

Balance at the end of the period	$—	$15.4	$45.9	$—	$61.3

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

/s/ Reginald R. Eklund	/s/ Michael K. Smith

Reginald R. Eklund	Michael K. Smith
President and Chief Executive Officer	Vice President, Finance and Information Systems,
and Chief Financial Officer

COL A.	COL B.	COL C.			COL D.		COL E.
Description		Additions					(C)
	Balance at	Charged to	Charged to				Balance at
	Beginning of	Costs and	Other Accounts		Deductions		End of
	Period	Expenses	—Describe		—Describe		Period
(In millions)
2005
Reserves deducted from asset accounts:

Allowance for doubtful accounts	$6.0	$6.7	$(0.2)	(B)	$3.8	(A)	$8.7

Reserve for losses on inventory	14.4	11.0	(0.6)	(B)	10.5	(A)	14.3

2004
Reserves deducted from asset accounts:

Allowance for doubtful accounts	$6.1	$3.8	$0.1	(B)	$4.0	(A)	$6.0

Reserve for losses on inventory	15.7	15.7	0.2	(B)	17.2	(A)	14.4

2003
Reserves deducted from asset accounts:

Allowance for doubtful accounts	$8.7	$1.0	$0.7	(B)	$4.3	(A)	$6.1

Reserve for losses on inventory	16.3	5.8	0.9	(B)	7.3	(A)	15.7

(A)	Write-offs, net of recoveries.

(B)	Subsidiary’s foreign currency translation adjustments and other.

(C)	Balances which are not required to be presented and those which are immaterial have been omitted.

EXHIBIT INDEX
(3) Articles of Incorporation and By-laws.
3.1	(i) Certificate of Incorporation of NMHG Holding Co. is incorporated herein by reference to Exhibit 3.1(i) to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

3.1	(ii) By-laws of NMHG Holding Co. of NMHG Holding Co. is incorporated herein by reference to Exhibit 3.1(ii) to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.
(4) Instruments defining the rights of security holders, including indentures.
4.1	Form of Common Stock Certificate is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.
4.2	Indenture, dated as of May 9, 2002, by and among NMHG Holding Co., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (including the form of 10% senior note due 2009) is incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.
4.3	Registration Rights Agreement, dated as of May 9, 2002, by and among NMHG Holding Co., the Guarantors named therein and Credit Suisse First Boston Corporation, Salomon Smith Barney Inc., U.S. Bancorp Piper Jaffray Inc., McDonald Investments Inc., NatCity Investments, Inc. and Wells Fargo Brokerage Services, LLC is incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.
(10) Material Contracts.
10.1	Credit Agreement, dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NMHG Distribution Co., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.
10.2	Operating Agreement, dated July 31, 1979, among Eaton Corporation and Sumitomo Heavy Industries, Ltd. is incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.
10.3	Equity joint venture contract, dated November 27, 1997, between Shanghai Perfect Jinqiao United Development Company Ltd., People’s Republic of China, NACCO Materials Handling Group, Inc., USA, and Sumitomo-Yale Company Ltd., Japan is incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.
10.4	Recourse and Indemnity Agreement, dated October 21, 1998, between General Electric Capital Corp., NMHG Financial Services, Inc. and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.
10.5	Restated and Amended Joint Venture and Shareholders Agreement, dated April 15, 1998, between General Electric Capital Corp. and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.6	Amendment No. 1 to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc., dated as of October 21, 1998 is incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.
10.7	International Operating Agreement, dated April 15, 1998, between NACCO Materials Handling Group, Inc. and General Electric Capital Corp. (the “International Operating Agreement”) is incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.
10.8	Amendment No. 1 to the International Operating Agreement, dated as of October 21, 1998 is incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.
10.9	Amendment No. 2 to the International Operating Agreement, dated as of December 1, 1999 is incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.
10.10	Amendment No. 3 to the International Operating Agreement, dated as of May 1, 2000 is incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.
10.11	Letter agreement, dated November 22, 2000, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.
10.12	A$ Facility Agreement, dated November 22, 2000, between GE Capital Australia and National Fleet Network Pty Limited is incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.
10.13	Loan Agreement, dated as of June 28, 1996, between NACCO Materials Handling Group, Inc. and NACCO Industries, Inc. is incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.
10.14	Business Sale Agreement, dated November 10, 2000, between Brambles Australia Limited, ACN 094 802 141 Pty Limited and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4, dated August 12, 2002, Commission File number 333-89248.

10.15*	NACCO Materials Handling Group, Inc. 2002 Annual Incentive Compensation Plan, effective as of January 1, 2002, is incorporated herein by reference to Exhibit 10(lxiii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.16*	NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lxiv) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.17*	NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan, effective as of January 1, 2000, is incorporated herein by reference to Exhibit 10(lxv) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.18*	Amendment No. 1, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10 (lxvi) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.19*	Amendment No. 1, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxvii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.20*	Amendment No. 1, dated as of February 19, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxviii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.21*	NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective as of September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxiii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.22*	Amendment No. 2, dated as of August 6, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxix) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.23*	Amendment No. 3, dated as of June 8, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxx) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.24*	Amendment No. 4, dated as of November 1, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxi) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.25*	Amendment No. 5, dated as of December 21, 2001, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.26*	Amendment No. 6, dated as of January 31, 2003 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(lxxxii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.27*	The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (Effective as of October 1, 2002) is incorporated herein by reference to Exhibit 10(lxxxiv) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.28*	NACCO Materials Handling Group, Inc. 2003 Annual Incentive Compensation Plan, effective as of January 1, 2003, is incorporated herein by reference to Exhibit 10(lxiii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.29*	Amendment No. 2 to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxxi) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.30*	Amendment No. 2 to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(lxxiv) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.31*	NACCO Materials Handling Group, Inc. 2004 Annual Incentive Compensation Plan, effective as of January 1, 2004, is incorporated herein by reference to Exhibit 10(lxiii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.32*	Amendment No. 3, dated as of April 9, 2003, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(xcii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.33*	Amendment No. 3, dated as of April 9, 2003, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) is incorporated herein by reference to Exhibit 10(xciii) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.

10.34*	Amendment No. 7, dated as of May 12, 2003 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xciv) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Commission File Number 1-9172.
10.35	Amendment No. 2, dated as of January 1, 2004, to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.
10.36	Letter Agreement, dated March 12, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.
10.37	Fourth Amendment, dated as of June 30, 2004, to the Credit Agreement dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated herein by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File Number 333-89248.

10.38*	Amendment, dated as of March 24, 2004, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000), effective as of January 1, 2004, is incorporated herein by reference to Exhibit 10(xcv) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.

10.39*	Amendment No. 8, dated as of July 30, 2004, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000) is incorporated herein by reference to Exhibit 10(xcvi) to NACCO Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Commission File Number 1-9172.
10.40	Letter Agreement, dated December 15, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 18, 2005, Commission File Number 333-89248.
10.41	Letter Agreement, dated February 14, 2005, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 18, 2005, Commission File Number 333-89248.

10.42*	Amendment No. 9, dated as of December 28, 2004, to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as amended and restated effective September 1, 2000), effective as of

January 1, 2005, is incorporated herein by reference to Exhibit 10.6 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed on December 29, 2004, Commission File Number 1-9172.

10.43*	Amendment No. 4, dated as of December 28, 2004, to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (effective as of January 1, 2000) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.7 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed on December 29, 2004, Commission File Number 1-9172.

10.44*	Amendment No. 4, dated as of December 28, 2004, to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (effective as of January 1, 2000) with respect to the American Jobs Creation Act of 2004, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.8 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed on December 29, 2004, Commission File Number 1-9172.

10.45*	Amendment No. 1 and Instrument of Benefit Freeze, dated as of December 28, 2004, to The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (Effective as of October 1, 2002), effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.9 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed on December 29, 2004, Commission File Number 1-9172.

10.46*	NACCO Materials Handling Group, Inc. 2005 Annual Incentive Compensation Plan, effective as of January 1, 2005, is incorporated herein by reference to Exhibit 10.3 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed by NACCO on April 1, 2005, Commission File Number 1-9172.
10.46	Letter Agreement, dated March 28, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on April 1, 2005, Commission File Number 333-89248.
10.47	Letter Agreement, dated May 31, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 6, 2005, Commission File Number 333-89248.
10.48	Amendment No. 5, dated September 29, 2005, to the International Operating Agreement between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed by the Company on October 4, 2005, Commission File Number 333-89248.

10.49*	Amendment No. 2, dated as of December 14, 2005, to The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (Effective as of October 1, 2002), effective as of October 1, 2005, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on December 16, 2005, Commission File Number 333-89248.
10.50	Amended and Restated Credit Agreement, dated as of December 19, 2005, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., in its capacity as administrative agent for the Lenders and the Issuing Bank thereunder and Citigroup Global Markets Inc. as sole lead arranger and sole bookrunner is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on December 21, 2005, Commission File Number 333-89248.

10.51*	The NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.7 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed by NACCO on February 9, 2006, Commission File Number 1-9172.

10.52*	Amendment No. 1 to the NACCO Materials Handling Group, Inc. Senior Executive Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.8 to NACCO Industries, Inc.’s Current Report on Form 8-K , filed by NACCO on February 9, 2006, Commission File Number 1-9172.

10.53*	The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.9 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed by NACCO on February 9, 2006, Commission File Number 1-9172.

10.54*	The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.15 to NACCO Industries, Inc.’s Current Report on Form 8-K, filed by NACCO on February 9, 2006, Commission File Number 1-9172.

10.55*	The NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (As Amended and Restated as of January 1, 2005) is incorporated herein by reference to Exhibit 10.18 to NACCO Industries, Inc.’s ll Current Report on Form 8-K, filed by NACCO on February 9, 2006, Commission File Number 1-9172.
(21) Subsidiaries of the registrant. Omitted pursuant to General Instruction I b of Form 10-K.
(24) Powers of Attorney.
24.1	A copy of a power of attorney for Owsley Brown II is attached hereto as Exhibit 24.1.

24.2	A copy of a power of attorney for Eiichi Fujita is attached hereto as Exhibit 24.2.

24.3	A copy of a power of attorney for Robert M. Gates is attached hereto as Exhibit 24.3.

24.4	A copy of a power of attorney for Leon J. Hendrix, Jr. is attached hereto as Exhibit 24.4.

24.5	A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24.5.

24.6	A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24.6.

24.7	A copy of a power of attorney for Alfred M. Rankin, Jr. is attached hereto as Exhibit 24.7.

24.8	A copy of a power of attorney for Claiborne R. Rankin is attached hereto as Exhibit 24.8.

24.9	A copy of a power of attorney for Ian M. Ross is attached hereto as Exhibit 24.9.

24.10	A copy of a power of attorney for Michael E. Shannon is attached hereto as Exhibit 24.10.

24.11	A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24.11.

24.12	A copy of a power of attorney for David F. Taplin is attached hereto as Exhibit 24.12.

24.13	A copy of a power of attorney for Frank F. Taplin is attached hereto as Exhibit 24.13.

24.14	A copy of a power of attorney for John F. Turben is attached hereto as Exhibit 24.14.

24.15	A copy of a power of attorney for Eugene Wong is attached hereto as Exhibit 24.15.
(31) Rule 13a-14(a)/15d-14(a) Certifications.

31.1**	Certification of Reginald R. Eklund pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31.1.

31.2**	Certification of Michael K. Smith pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31.2.

(32)**	Section 1350 Certification. Certification of Reginald R. Eklund and Michael K. Smith pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.

(99) Additional Exhibits
99.1	Audited Financial Statements of NMHG Financial Services, Inc. with Report of Independent Auditors attached as an exhibit hereto pursuant to Rule 3-09(b) of Regulation S-X.

99.2**	Audited Financial Statements of Sumitomo-Nacco Materials Handling Company, Ltd. with Report of Independent Auditors attached as an exhibit hereto pursuant to Rule 3-09(b) of Regulation S-X.
*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of the Annual Report on Form 10-K.
**	Filed with Amendment No. 2 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2005