Form 10-Q
period 2012-09-30
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2012-11-01
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-35646

HYSTER-YALE MATERIALS HANDLING, INC.
(Exact name of registrant as specified in its charter)

DELAWARE		31-1637659
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

5875 LANDERBROOK DRIVE, CLEVELAND, OHIO		44124-4069
(Address of principal executive offices)		(Zip code)

(440) 449-9600
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

YES ☐ NO ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at October 26, 2012: 8,437,157
Number of shares of Class B Common Stock outstanding at October 26, 2012: 8,341,969

HYSTER-YALE MATERIALS HANDLING, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2012	DECEMBER 31 2011
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$145.0	$184.9
Accounts receivable, net	363.6	363.8
Tax advances, NACCO	—	4.5
Inventories, net	323.4	309.0
Deferred income taxes	4.7	7.2
Prepaid expenses and other	35.1	29.0
Total Current Assets	871.8	898.4
Property, Plant and Equipment, Net	141.6	147.1
Long-term Deferred Income Taxes	10.0	9.5
Other Non-current Assets	67.8	62.0
Total Assets	$1,091.2	$1,117.0
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$309.4	$296.7
Accounts payable, affiliate	20.8	21.4
Current maturities of long-term debt	33.6	171.4
Accrued payroll	37.6	42.6
Accrued warranty obligations	30.2	31.3
Deferred revenue	12.5	9.9
Other current liabilities	76.7	87.9
Total Current Liabilities	520.8	661.2
Long-term Debt	111.1	54.6
Self-insurance Liabilities	15.5	16.7
Pension and other Postretirement Obligations	38.3	51.7
Other Long-term Liabilities	39.9	35.7
Total Liabilities	725.6	819.9
Stockholders' Equity
Common stock:
Common stock, par value $0.01 per share, no shares outstanding (2011 - 100 shares outstanding)	—	—
Class A, par value $0.01 per share, 8,389,563 shares outstanding (2011 - no shares outstanding)	0.1	—
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 8,389,563 shares outstanding (2011 - no shares outstanding)	0.1	—
Capital in excess of par value	165.2	165.8
Capital surplus available for dividends	180.0	185.0
Retained earnings (deficit)	62.7	(2.9)
Accumulated other comprehensive loss	(43.3)	(51.6)
Total Stockholders' Equity	364.8	296.3
Noncontrolling Interest	0.8	0.8
Total Equity	365.6	297.1
Total Liabilities and Equity	$1,091.2	$1,117.0

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2012	2011	2012	2011
	(In millions, except per share data)
Revenues	$585.6	$628.8	$1,817.1	$1,863.4
Cost of sales	485.6	539.8	1,521.2	1,580.7
Gross Profit	100.0	89.0	295.9	282.7
Operating Expenses
Selling, general and administrative expenses	71.7	64.9	213.2	200.7
Operating Profit	28.3	24.1	82.7	82.0
Other (income) expense
Interest expense	2.5	4.1	9.7	11.9
Income from unconsolidated affiliates	(2.9)	(1.4)	(4.8)	(2.8)
Other	(0.4)	(0.2)	0.3	(0.9)
	(0.8)	2.5	5.2	8.2
Income Before Income Taxes	29.1	21.6	77.5	73.8
Income tax provision	4.2	4.1	11.9	14.9
Net Income	24.9	17.5	65.6	58.9
Net loss attributable to noncontrolling interest	—	—	—	0.1
Net Income Attributable to Stockholders	$24.9	$17.5	$65.6	$59.0

Basic Earnings per Share	$1.48	$1.04	$3.91	$3.52
Diluted Earnings per Share	$1.48	$1.04	$3.90	$3.51

Basic Weighted Average Shares Outstanding	16.782	16.790	16.771	16.763
Diluted Weighted Average Shares Outstanding	16.818	16.832	16.803	16.815

Comprehensive Income	$34.5	$3.0	$73.9	$61.1

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2012	2011
	(In millions)
Operating Activities
Net income	$65.6	$58.9
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	20.5	23.6
Amortization of deferred financing fees	1.3	1.2
Deferred income taxes	(4.4)	7.8
Loss on sale of assets	0.1	0.2
Other non-current liabilities	(8.8)	(13.8)
Other	3.4	14.7
Working capital changes:
NACCO receivable/payable	—	(3.2)
Accounts receivable	1.6	(83.9)
Inventories	(16.4)	(79.0)
Other current assets	(0.3)	0.6
Accounts payable	14.3	57.4
Other current liabilities	(8.2)	4.5
Net cash provided by (used for) operating activities	68.7	(11.0)

Investing Activities
Expenditures for property, plant and equipment	(10.7)	(11.0)
Proceeds from the sale of assets	0.2	0.5
Net cash used for investing activities	(10.5)	(10.5)

Financing Activities
Additions to long-term debt	145.8	12.1
Reductions of long-term debt	(231.9)	(17.0)
Net change to revolving credit agreements	—	(4.2)
Cash dividends paid to NACCO	(5.0)	(10.0)
Financing fees paid	(6.3)	—
Stock issuance costs	(1.5)	—
Net cash used for financing activities	(98.9)	(19.1)

Effect of exchange rate changes on cash	0.8	0.4

Cash and Cash Equivalents
Decrease for the period	(39.9)	(40.2)
Balance at the beginning of the period	184.9	169.5
Balance at the end of the period	$145.0	$129.3

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Capital surplus available for dividends	Retained earnings (deficit)	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In millions)
Balance, December 31, 2010	$—	$—	$165.8	$190.0	$(85.5)	$28.1	$(6.8)	$(60.9)	$230.7	$0.8	$231.5
Net income attributable to stockholders	—	—	—	—	59.0	—	—	—	59.0	—	59.0
Cash dividends to NACCO	—	—	—	(5.0)	—	—	—	—	(5.0)	—	(5.0)
Current period other comprehensive income (loss)	—	—	—	—	—	(6.3)	(3.3)	(2.9)	(12.5)	—	(12.5)
Reclassification adjustment to net income	—	—	—	—	—	—	7.3	7.3	14.6	—	14.6
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, September 30, 2011	$—	$—	$165.8	$185.0	$(26.5)	$21.8	$(2.8)	$(56.5)	$286.8	$0.7	$287.5

Balance, December 31, 2011	$—	$—	$165.8	$185.0	$(2.9)	$14.7	$3.3	$(69.6)	$296.3	$0.8	$297.1
Issuance of common stock	0.1	0.1	—	—	—	—	—	—	0.2	—	0.2
Stock-based compensation	—	—	0.5	—	—	—	—	—	0.5	—	0.5
Capital contribution from NACCO	—	—	0.6	—	—	—	—	—	0.6	—	0.6
Stock issuance costs	—	—	(1.7)	—	—	—	—	—	(1.7)	—	(1.7)
Net income attributable to stockholders	—	—	—	—	65.6	—	—	—	65.6	—	65.6
Cash dividends to NACCO	—	—	—	(5.0)	—	—	—	—	(5.0)	—	(5.0)
Current period other comprehensive income (loss)	—	—	—	—	—	(0.7)	8.0	—	7.3	—	7.3
Reclassification adjustment to net income	—	—	—	—	—	—	(3.5)	4.5	1.0	—	1.0
Balance, September 30, 2012	$0.1	$0.1	$165.2	$180.0	$62.7	$14.0	$7.8	$(65.1)	$364.8	$0.8	$365.6

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Hyster-Yale Materials Handling, Inc., a Delaware corporation, and subsidiaries (“Hyster-Yale” or the “Company”) formerly known as NMHG Holding Co. The unaudited consolidated financial statements include the accounts of Hyster-Yale's wholly owned domestic and international subsidiaries. Also included is Shanghai Hyster Forklift Ltd., a 75% owned joint venture in China. All intercompany accounts and transactions among the consolidated companies are eliminated in consolidation.

The Company designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, The Netherlands, the Philippines, Italy, Japan, Vietnam, Brazil and China.

On September 28, 2012, NACCO Industries, Inc., ("NACCO"), Hyster-Yale's former parent company, spun-off the Company to NACCO stockholders. In the spin-off, NACCO stockholders, in addition to retaining their shares of NACCO common stock, received one share of Hyster-Yale Class A common stock ("Class A Common") and one share of Hyster-Yale Class B common stock ("Class B Common") for each share of NACCO Class A common stock and Class B common stock. In accordance with applicable authoritative accounting guidance, the Company accounted for the spin-off from NACCO based on the historical carrying value of assets and liabilities. As a result of the distribution of one share of Class A Common and one share of Class B Common for each share of NACCO Class A and NACCO Class B, the earnings per share amounts for the Company have been calculated based upon doubling the relative historical basic and diluted weighted average shares outstanding of NACCO.

Investments in Sumitomo-NACCO Materials Handling Company, Ltd. (“SN”), a 50% owned joint venture, and NMHG Financial Services, Inc. (“NFS”), a 20% owned joint venture, are accounted for by the equity method. SN operates manufacturing facilities in Japan, the Philippines and Vietnam from which the Company purchases certain components and internal combustion lift trucks. Sumitomo Heavy Industries, Ltd. ("Sumitomo") owns the remaining 50% interest in SN. Each stockholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo prior to a vote of SN’s board of directors. NFS is a joint venture with General Electric Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. National Account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The Company’s percentage share of the net income or loss from these equity investments is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” portion of the unaudited condensed consolidated statements of comprehensive income (loss).

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2012 and the results of its operations for the three and nine months ended September 30, 2012 and 2011 and the results of its cash flows and changes in equity for the nine months ended September 30, 2012 and 2011 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-182388), effective September 28, 2012 (the "Registration Statement").

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.

Note 2 - Recently Issued Accounting Standards

Accounting Standards Adopted in 2012:

On January 1, 2012, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board ("FASB") on fair value measurement. The guidance resulted in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. generally accepted accounting principles and International Financial Reporting Standards. The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

On January 1, 2012, the Company adopted authoritative guidance issued by the FASB on the presentation of comprehensive income. The guidance provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

Reclassifications: Certain amounts in the prior periods' unaudited condensed consolidated financial statements have been reclassified to conform to the current period's presentation.

Note 3 - Restructuring and Related Programs
During 2009, the Company's management approved a plan to close its facility in Modena, Italy and consolidate its activities into its facility in Masate, Italy. These actions were taken to further reduce the manufacturing capacity to more appropriate levels. As a result, the Company recognized a charge of approximately $5.6 million during 2009. Of this amount, $5.3 million related to severance and $0.3 million related to lease impairment. During 2010, $1.9 million of the accrual was reversed as a result of a reduction in the expected amount to be paid to former employees due to the finalization of an agreement with the Italian government. Severance payments of $0.2 million were made during the first nine months of 2012. Payments related to this restructuring program of $0.5 million are expected to continue through the remainder of 2012. No further charges related to this plan are expected.
During 2008 and 2009, based on the decline in economic conditions, the Company's management reduced its number of employees worldwide. As a result, the Company recognized a charge of approximately $6.3 million in 2008 and $3.4 million in 2009 related to severance. During 2009, $1.1 million of the accrual was reversed as a result of a reduction in the expected amount paid to employees. No severance payments were made under this plan during the first nine months of 2012; however, payments of $0.6 million are expected to be made through early 2013. No further charges related to this plan are expected.

Following is the activity related to the liability for the restructuring and related programs. Amounts for severance expected to be paid within one year are included on the line “Accrued payroll” in the unaudited condensed consolidated balance sheets.

Severance
Balance at January 1, 2012	$1.4
Payments	(0.2)
Foreign currency effect	(0.1)
Balance at September 30, 2012	$1.1

Note 4 - Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2012	DECEMBER 31 2011
Manufactured inventories:
Finished goods and service parts	$165.3	$160.3
Raw materials and work in process	209.3	198.8
Total manufactured inventories	374.6	359.1
LIFO reserve	(51.2)	(50.1)
	$323.4	$309.0

The cost of certain manufactured inventories, including service parts, has been determined using the last-in-first-out (“LIFO”) method. At September 30, 2012 and December 31, 2011, 51% of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

Note 5 - Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At September 30, 2012, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $139.3 million. At December 31, 2011, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $223.3 million compared with the book value of $225.4 million.

Derivative Financial Instruments

The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. The Company offsets fair value amounts related to foreign currency exchange contracts executed with the same counterparty. These contracts hedge firm commitments and forecasted transactions relating to cash flows associated with sales and purchases denominated in currencies other than its functional currencies. Changes in the fair value of forward foreign currency exchange contracts that are effective as hedges are recorded in accumulated other comprehensive income (loss) (“OCI”). Deferred gains or losses are reclassified from OCI to the unaudited condensed consolidated statements of comprehensive income (loss) in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in cost of sales. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and generally recognized in cost of sales.

The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company's interest rate swap agreements and its variable rate financings are predominately based upon the three-month LIBOR. Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the unaudited condensed consolidated statements of comprehensive income (loss) in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and included on the line “Other” in the “Other (income) expense” section of the unaudited condensed consolidated statements of comprehensive income (loss).

Interest rate swap agreements and forward foreign currency exchange contracts held by the Company have been designated as hedges of forecasted cash flows. The Company does not currently hold any nonderivative instruments designated as hedges or any derivatives designated as fair value hedges.

The Company periodically enters into foreign currency exchange contracts that do not meet the criteria for hedge accounting. These derivatives are used to reduce the Company's exposure to foreign currency risk related to forecasted purchase or sales transactions or forecasted intercompany cash payments or settlements. Gains and losses on these derivatives are included on the line “Cost of sales” or “Other” in the “Other (income) expense” section of the unaudited condensed consolidated statements of comprehensive income (loss).

Cash flows from hedging activities are reported in the unaudited condensed consolidated statements of cash flows in the same classification as the hedged item, generally as a component of cash flows from operations.

The Company measures its derivatives at fair value on a recurring basis using significant observable inputs. This valuation methodology is Level 2 as defined in the fair value hierarchy. The Company uses a present value technique that incorporates the LIBOR swap curve, foreign currency spot rates and foreign currency forward rates to value its derivatives, including its interest rate swap agreements and foreign currency exchange contracts, and also incorporates the effect of its subsidiary and counterparty credit risk into the valuation.

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $447.7 million at September 30, 2012, primarily denominated in euros, British pounds, Japanese yen, Swedish kroner, Mexican pesos, Australian dollars and Brazilian real. The Company held forward foreign currency exchange contracts with total notional amounts of $395.6 million at December 31, 2011, primarily denominated in euros, British pounds, Japanese yen, Australian dollars, Swedish kroner and Mexican pesos. The fair value of these contracts approximated a net asset of $11.8 million and $4.8 million at September 30, 2012 and December 31, 2011, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2012, $7.0 million of the amount included in OCI is expected to be reclassified as income into the consolidated statement of comprehensive income (loss) over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company has interest rate swap agreements that hedge interest payments on its three-month LIBOR borrowings. The following table summarizes the notional amounts, related rates and remaining terms of active interest rate swap agreements at September 30, 2012 and December 31, 2011:

Notional Amount		Average Fixed Rate
SEPTEMBER 30 2012	DECEMBER 31 2011	SEPTEMBER 30 2012	DECEMBER 31 2011	Remaining Term at September 30, 2012
$56.5	$204.5	4.2%	4.5%	Various, extending to February 2013

In addition to the interest rate swap agreements reflected in the table, at September 30, 2012, the Company holds certain contracts that begin in December 31, 2014 and extend to December 31, 2018 for a notional amount of $100.0 million. The fair value of all interest rate swap agreements was a net liability of $1.2 million and $5.7 million at September 30, 2012 and December 31, 2011, respectively.

In connection with the refinancing of the Company's term loan during the second quarter of 2012, the Company determined that the hedged forecasted transactions associated with its interest rate swap agreements were no longer probable of occurring. As such, the Company recognized a loss of $1.4 million in the second quarter of 2012 related to the ineffectiveness of the Company's interest rate swap agreements. Any additional charges related to these interest rate swap agreements are immediately recognized in earnings. These expenses are recorded in the unaudited condensed consolidated statement of comprehensive income (loss) on the line “Other.”

The following table summarizes the fair value of derivative instruments reflected on a gross basis at September 30, 2012 and December 31, 2011 as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	SEPTEMBER 30 2012	DECEMBER 31 2011	Balance Sheet Location	SEPTEMBER 30 2012	DECEMBER 31 2011
Derivatives designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$—	$4.3
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	0.3	1.4
Foreign currency exchange contracts
Current	Prepaid expenses and other	8.3	7.7	Prepaid expenses and other	—	2.4
	Other current liabilities	1.9	1.3	Other current liabilities	0.5	2.1
Total derivatives designated as hedging instruments		$10.2	$9.0		$0.8	$10.2
Derivatives not designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$0.9	$—
Long-term	Other non-current assets	0.1	—	Other long-term liabilities	0.1	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	3.0	1.4	Prepaid expenses and other	0.9	0.8
	Other current liabilities	—	0.2	Other current liabilities	—	0.5
Total derivatives not designated as hedging instruments		$3.1	$1.6		$1.9	$1.3
Total derivatives		$13.3	$10.6		$2.7	$11.5

The following table summarizes the pre-tax impact of derivative instruments for the three and nine months ended September 30, 2012 and 2011 as recorded in the unaudited condensed consolidated statements of comprehensive income (loss):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	THREE MONTHS		NINE MONTHS			THREE MONTHS		NINE MONTHS			THREE MONTHS		NINE MONTHS
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011		2012	2011	2012	2011		2012	2011	2012	2011
Interest rate swap agreements	$(0.3)	$0.2	$(0.2)	$(1.1)	Interest expense	$0.3	$(2.2)	$(2.9)	$(6.4)	Other	$(0.3)	$—	$(1.7)	$—
Foreign currency exchange contracts	8.4	3.2	10.8	(1.9)	Cost of sales	2.7	(0.8)	5.9	(2.3)	N/A	—	—	—	—
Total	$8.1	$3.4	$10.6	$(3.0)		$3.0	$(3.0)	$3.0	$(8.7)		$(0.3)	$—	$(1.7)	$—

											Amount of Gain or (Loss) Recognized in Income on Derivative
											THREE MONTHS		NINE MONTHS
Derivatives Not Designated as Hedging Instruments										Location of Gain or (Loss) Recognized in Income on Derivative	2012	2011	2012	2011
Interest rate swap agreements										Other	$(0.1)	$—	$(0.1)	$—
Foreign currency exchange contracts										Cost of Sales or Other	(0.1)	2.8	(1.2)	(1.4)
Total											$(0.2)	$2.8	$(1.3)	$(1.4)

Note 6 - Equity Investments

The Company has a 20% ownership interest in NFS, a joint venture with GECC, formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. The Company's ownership in NFS is accounted for using the equity method of accounting. NFS is considered a variable interest entity; however, the Company has concluded that the Company is not the primary beneficiary and does not consider its variable interest in NFS to be significant.

The Company has a 50% ownership interest in SN, a limited liability company which was formed primarily to manufacture and distribute Sumitomo-Yale lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. The Company purchases products from SN under normal trade terms based on current market prices. The Company's ownership in SN is also accounted for using the equity method of accounting.

The Company's percentage share of the net income or loss from its equity investments in NFS and SN is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” section of the unaudited condensed consolidated statements of comprehensive income (loss). The Company's equity investments are included on the line “Other Non-current Assets” in the unaudited condensed consolidated balance sheets. At September 30, 2012 and December 31, 2011, the Company's investment in NFS was $13.3 million and $13.6 million, respectively, and the Company's investment in SN was $34.7 million and $34.2 million, respectively.

Summarized financial information for these two equity investments is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2012	2011	2012	2011
Revenues	$115.0	$109.6	$313.0	$308.0
Gross profit	$44.6	$31.2	$102.2	$90.8
Income from continuing operations	$14.1	$4.5	$22.1	$11.8
Net income	$14.1	$4.5	$22.1	$11.8

Note 7 - Contingencies

Various legal and regulatory proceedings and claims have been or may be asserted against the Company and certain subsidiaries relating to the conduct of their businesses, including product liability, environmental and other claims. These proceedings and claims are incidental to the ordinary course of business of the Company. Management believes that it has meritorious defenses and will vigorously defend the Company in these actions. Any costs that management estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount can be reasonably estimated. Although the ultimate disposition of these proceedings is not presently determinable, management believes, after consultation with its legal counsel, that the likelihood is remote that material costs will be incurred in excess of accruals already recognized.

Note 8 - Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that the Company would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at September 30, 2012 and December 31, 2011 were $143.1 million and $179.1 million, respectively. As of September 30, 2012, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at September 30, 2012 was approximately $162.4 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities in which it has provided recourse or repurchase obligations. As of September 30, 2012, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, based upon the economic environment, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $33.1 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $8.1 million as of September 30, 2012. The $33.1 million is included in the $143.1 million of total amounts subject to recourse or repurchase obligations at September 30, 2012.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within GECC may necessitate the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through NFS. At September 30, 2012, approximately $102.9 million of the Company's total recourse or repurchase obligations of $143.1 million related to transactions with NFS. In addition, in connection with the joint venture agreement, the Company also provides a guarantee to GECC for 20% of NFS' debt with GECC, such that the Company would become liable under the terms of NFS' debt agreements with GECC in the case of default by NFS. At September 30, 2012, the amount of NFS' debt guaranteed by the Company was $95.6 million. NFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause NFS to default in future periods.

Note 9 - Product Warranties

The Company provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. For certain components in some series of lift trucks, the Company provides a standard warranty of two to three years or 4,000 to 6,000 hours. The Company estimates the costs which may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized.

In addition, the Company sells separately-priced extended warranty agreements which provide a warranty for an additional two to five years or up to 2,400 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2012
Balance at January 1	$43.8
Current year warranty expense	23.8
Payments made	(25.1)
Foreign currency effect	(0.1)
Balance at September 30	$42.4

Note 10 - Income Taxes

The U.S. operating results of the Company will be included in the consolidated federal income tax return filed by NACCO through the spin-off date. The Company's allocation of taxes through the spin-off date will be in accordance with the Tax Allocation Agreement included as Exhibit 10.11 hereto. In general, the Tax Allocation Agreement between the Company and NACCO provides that federal income taxes are computed by the Company as if it had filed a tax return on a standalone basis. Subsequent to the spin-off, the Company will file a separate federal tax return in the U.S. for the period subsequent to the spin-off date.

The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter's year-to-date pre-tax income or loss. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company's annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company's ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated effective annual income tax rate.

The Company's tax rate of 15.4% differs from the U.S. federal statutory tax rate of 35% primarily as a result of income taxed in non-U.S. jurisdictions at tax rates lower than the U.S. rate and from the utilization of valuation allowance against current earnings primarily in the United Kingdom and Australia, partially offset by state income tax expense. Additionally, during April 2012, the Company received approval from the Internal Revenue Service for an election regarding the U.S. tax treatment of contributions to certain of the Company's non-U.S. pension plans. As a result of the approval, the Company released $2.1 million of the deferred tax liability provided for unremitted foreign earnings in the second quarter of 2012. In addition, during May 2012, the Company repatriated $50.0 million of the unremitted foreign earnings of its European subsidiaries.

Note 11 - Retirement Benefit Plans

The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. The Company's policy is to make contributions to fund these plans within the range allowed by applicable regulations. Plan assets consist primarily of publicly traded stocks and government and corporate bonds.
Pension benefits are frozen for all employees other than certain employees in the United Kingdom and the Netherlands. All other eligible employees, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans.

The Company previously disclosed in the Registration Statement for the year ended December 31, 2011 that it expected to contribute approximately $3.9 million and $3.5 million to its U.S. and non-U.S. pension plans, respectively, in 2012. In connection with the spin-off, the Company contributed $7.9 million to its U.S. pension plans. Therefore, the Company now expects to contribute approximately $10.1 million and $3.5 million to its U.S. and non-U.S. pension plans, respectively, in 2012.

The Company also maintains health care plans which provide benefits to eligible retired employees. These plans have no assets. Currently, plan benefits are funded at the time they are due to participants.

The components of pension and postretirement (income) expense are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2012	2011	2012	2011
U.S. Pension
Service cost	$—	$—	$—	$—
Interest cost	0.9	1.0	2.7	3.0
Expected return on plan assets	(1.3)	(1.3)	(3.8)	(3.8)
Amortization of actuarial loss	0.9	0.8	2.8	2.4
Amortization of prior service credit	—	—	(0.2)	(0.2)
Total	$0.5	$0.5	$1.5	$1.4
Non-U.S. Pension
Service cost	$0.6	$0.5	$1.9	$1.6
Interest cost	1.6	1.9	4.9	5.6
Expected return on plan assets	(2.2)	(2.3)	(6.6)	(7.0)
Amortization of actuarial loss	1.0	1.0	2.9	3.0
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of transition liability	0.1	0.1	0.1	0.1
Total	$1.0	$1.1	$3.1	$3.2
Postretirement
Service cost	$—	$—	$—	$—
Interest cost	—	—	—	0.1
Amortization of actuarial loss	—	0.1	—	0.1
Plan amendments	—	(2.9)	—	(2.9)
Total	$—	$(2.8)	$—	$(2.7)

Note 12 - Business Segments

During the third quarter of 2012, the information submitted to the chief operating decision maker was changed. Therefore the Company changed its reportable segments to include the following three management units: Americas, Europe and Asia-Pacific. Americas includes its operations in the United States, Canada, Mexico, Brazil, Latin America and its corporate headquarters. Europe includes its operations in Europe, the Middle East and Africa. Asia-Pacific includes its operations in the Asia-Pacific region including China and SN. Certain amounts are allocated to these geographic management units and are included in the segment results presented below, including product development costs, corporate headquarters expenses and information technology infrastructure costs. These allocations among geographic management units are determined by the Company's corporate headquarters and not directly incurred by the geographic operations. In addition, other costs are incurred directly by these geographic management units based upon the location of the manufacturing plant or sales units, including manufacturing variances, product liability, warranty and sales discounts, which may not be associated with the geographic management unit of the ultimate end user sales location where revenues and margins are reported. Therefore, the reported results of each segment cannot be considered stand-alone entities as all segments are inter-related and integrate into a single global business. Historical results have been revised to reflect this change in reportable segments.

Financial information for each reportable segment is presented in the following table.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2012	2011	2012	2011
Revenues from external customers
Americas	$379.2	$390.6	$1,153.1	$1,151.3
Europe	148.6	180.3	501.6	549.2
Asia-Pacific	57.8	57.9	162.4	162.9
	$585.6	$628.8	$1,817.1	$1,863.4
Operating profit
Americas	$20.4	$16.9	$53.4	$64.9
Europe	6.6	6.2	25.7	15.4
Asia-Pacific	1.3	1.0	3.6	1.7
	$28.3	$24.1	$82.7	$82.0
Net income attributable to stockholders
Americas	$17.0	$9.3	$36.9	$41.9
Europe	6.3	5.9	24.3	14.4
Asia-Pacific	1.6	2.3	4.4	2.7
	$24.9	$17.5	$65.6	$59.0

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Hyster-Yale Materials Handling, Inc. and its subsidiaries ("Hyster-Yale" or the "Company") is a leading designer, engineer, manufacturer, seller and servicer of a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, The Netherlands, the Philippines, Italy, Japan, Vietnam, Brazil and China.

On September 28, 2012, NACCO Industries, Inc., ("NACCO"), Hyster-Yale's former parent company, spun-off the Company to NACCO stockholders. In the spin-off, NACCO stockholders, in addition to retaining their shares of NACCO common stock, received one share of Hyster-Yale Class A common stock and one share of Hyster-Yale Class B common stock for each share of NACCO Class A common stock and Class B common stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of Critical Accounting Policies and Estimates as disclosed on pages 38 through 41 in the Company's Registration Statement on Form S-1 (Registration No. 333-182388), effective September 28, 2012 (the "Registration Statement"). Critical Accounting Policies and Estimates have not materially changed since the date of the Registration Statement.

FINANCIAL REVIEW

The results of operations for the Company were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2012	2011	2012	2011
Revenues
Americas	$379.2	$390.6	$1,153.1	$1,151.3
Europe	148.6	180.3	501.6	549.2
Asia-Pacific	57.8	57.9	162.4	162.9
	$585.6	$628.8	$1,817.1	$1,863.4
Operating profit
Americas	$20.4	$16.9	$53.4	$64.9
Europe	6.6	6.2	25.7	15.4
Asia-Pacific	1.3	1.0	3.6	1.7
	$28.3	$24.1	$82.7	$82.0
Interest expense	$2.5	$4.1	$9.7	$11.9
Other (income) expense	$(3.3)	$(1.6)	$(4.5)	$(3.7)
Net income attributable to stockholders	$24.9	$17.5	$65.6	$59.0
Effective income tax rate	14.4%	19.0%	15.4%	20.2%

See discussion of the consolidated effective income tax rate in Note 10 of the unaudited condensed consolidated financial statements.

Third Quarter of 2012 Compared with Third Quarter of 2011

The following table identifies the components of change in revenues for the third quarter of 2012 compared with the third quarter of 2011:

Revenues
2011	$628.8
Increase (decrease) in 2012 from:
Foreign currency	(28.6)
Unit volume and product mix	(25.2)
Other	(1.0)
Unit price	8.4
Parts	3.2
2012	$585.6

Revenues decreased 6.9% to $585.6 million in the third quarter of 2012 from $628.8 million in the third quarter of 2011 primarily as a result of unfavorable foreign currency movements as the euro and Brazilian real weakened against the U.S. dollar. Revenues were also unfavorably affected by a decline in unit volume primarily in Europe and the Americas. These items were partially offset by the favorable effect of unit price increases implemented in 2011 and early 2012, primarily in Europe and the Americas. Worldwide new unit shipments decreased in the third quarter of 2012 to 18,045 units from shipments of 19,628 units in the third quarter of 2011.

The following table identifies the components of change in operating profit for the third quarter of 2012 compared with the third quarter of 2011:

Operating Profit
2011	$24.1
Increase (decrease) in 2012 from:
Gross profit	8.0
Foreign currency	3.2
Other	1.6
Other selling, general and administrative expenses	(8.6)
2012	$28.3

The Company recognized operating profit of $28.3 million in the third quarter of 2012 compared with $24.1 million in the third quarter of 2011 and operating margin of 4.8% in the third quarter of 2012 compared with 3.8% in the third quarter of 2011. The increase in the third quarter of 2012 was primarily due to improved gross profit as a result of the favorable effect of price increases mainly in Europe and the Americas and a favorable shift in sales mix in the Americas to higher-margin products and in Europe to higher-margin products and markets. These factors also affected gross margin which improved to 17.1% in the third quarter of 2012 from 14.2% in the third quarter of 2011. Also contributing to the increase in operating profit in the Americas were favorable foreign currency movements which lowered the cost of trucks and components imported from facilities and suppliers located in countries that use the weakened euro and British pound. The increase in operating profit was partially offset by higher selling, general and administrative expenses, mainly as a result of higher employee-related expenses in the third quarter of 2012 and the absence of a $2.9 million benefit recognized in the third quarter of 2011 from the elimination of post-retirement life insurance benefits and certain post-retirement medical benefits.

The Company recognized net income attributable to stockholders of $24.9 million in the third quarter of 2012 compared with $17.5 million in the third quarter of 2011. The increase was primarily a result of the improvement in operating profit, higher equity in earnings of NMHG Financial Services, Inc. ("NFS") and lower interest expense from lower borrowings and lower interest rates.

Backlog

The Company's worldwide backlog level was approximately 25,600 units at September 30, 2012 and 2011 and approximately 24,200 units at June 30, 2012.

First Nine Months of 2012 Compared with First Nine Months of 2011

The following table identifies the components of change in revenues for the first nine months of 2012 compared with the first nine months of 2011:

Revenues
2011	$1,863.4
Increase (decrease) in 2012 from:
Foreign currency	(59.4)
Unit volume and product mix	(12.2)
Other	(6.2)
Unit price	25.0
Parts	6.5
2012	$1,817.1

Revenues decreased 2.5% to $1,817.1 million in the first nine months of 2012 compared with $1,863.4 million in the first nine months of 2011 primarily as a result of unfavorable foreign currency movements as the euro and Brazilian real weakened against the U.S. dollar, a decline in unit volume primarily in Europe and lower other revenue, which was slightly offset by an increase in sales of higher-priced trucks, primarily in Europe and an increase in sales in Western European markets. These items were also partially offset by the favorable effect of unit price increases implemented in 2011 and early 2012 and an increase in parts sales in the first nine months of 2012 compared with the first nine months of 2011. Worldwide new unit shipments decreased in the first nine months of 2012 to 56,852 from shipments of 58,924 in the first nine months of 2011.

The following table identifies the components of change in operating profit for the first nine months of 2012 compared with the first nine months of 2011:

Operating Profit
2011	$82.0
Increase (decrease) in 2012 from:
Gross profit	10.1
Other	5.6
Foreign currency	0.6
Other selling, general and administrative expenses	(15.6)
2012	$82.7

The Company recognized operating profit of $82.7 million in the first nine months of 2012 compared with $82.0 million in the first nine months of 2011 and operating margin of 4.6% in the first nine months of 2012 compared with 4.4% in the first nine months of 2011. The improvement in operating profit was primarily due to higher gross profit as a result of the favorable effect of price increases and a favorable shift in sales mix to higher-margin products and markets, partially offset by material cost increases. Gross margin improved to 16.3% in the first nine months of 2012 from 15.2% in the first nine months of 2011. These items were offset by higher selling, general and administrative expenses primarily as a result of higher employee-related expenses, mainly attributable to hiring additional employees and higher incentive compensation expense in the first nine months of 2012, and the absence of a $2.9 million benefit recognized in the third quarter of 2011 from the elimination of post-retirement life insurance benefits and certain post-retirement medical benefits.

The Company recognized net income attributable to stockholders of $65.6 million in the first nine months of 2012 compared with $59.0 million in the first nine months of 2011. The increase was primarily a result of the favorable effect of lower income tax expense as a result of acceptance from the Internal Revenue Service of an election that allowed the Company to release $2.1 million of deferred tax liabilities provided for unremitted foreign earnings in the second quarter of 2012, higher equity in earnings of NFS, lower interest expense from lower borrowings and lower interest rates and the factors affecting operating profit. These items were partially offset by the ineffectiveness of certain interest rate swap contracts as a result of the Company refinancing its debt in the second quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2012	2011	Change
Operating activities:
Net income	$65.6	$58.9	$6.7
Depreciation and amortization	20.5	23.6	(3.1)
Other	(8.4)	10.1	(18.5)
Working capital changes:
Accounts receivable	1.6	(83.9)	85.5
Inventories	(16.4)	(79.0)	62.6
Accounts payable and other liabilities	6.1	57.4	(51.3)
Other	(0.3)	1.9	(2.2)
Net cash provided by (used for) operating activities	68.7	(11.0)	79.7

Investing activities:
Expenditures for property, plant and equipment	(10.7)	(11.0)	0.3
Proceeds from the sale of assets	0.2	0.5	(0.3)
Net cash used for investing activities	(10.5)	(10.5)	—

Cash flow before financing activities	$58.2	$(21.5)	$79.7

Net cash provided by (used for) operating activities increased $79.7 million in the first nine months of 2012 compared with the first nine months of 2011 primarily as a result of the change in working capital and the increase in net income, partially offset by a change in other operating activities. During the first nine months of 2011, working capital was significantly affected as sales continued to recover from the low levels experienced in 2009 and, as a result, accounts receivable, inventory and accounts payable increased. The change in other operating activities was primarily due to a change in deferred taxes and pension contributions made in the first nine months of 2012.

	2012	2011	Change
Financing activities:
Net reductions of long-term debt and revolving credit agreements	$(86.1)	$(9.1)	$(77.0)
Cash dividends paid to NACCO	(5.0)	(10.0)	5.0
Financing fees paid	(6.3)	—	(6.3)
Spin-off costs paid	(1.5)	—	(1.5)
Net cash used for financing activities	$(98.9)	$(19.1)	$(79.8)

The increase in net cash used for financing activities during the first nine months of 2012 compared with the first nine months of 2011 was primarily due to the refinancing of the Company's previous term loan agreement, financing fees paid for the amendment to the Facility (defined below) and the refinancing of the previous term loan, as well as spin-off costs paid in the first nine months of 2012, partially offset by lower cash dividends paid to NACCO.

As an independent company, Hyster-Yale's board of directors will, at its first regularly scheduled meeting in mid-November, evaluate and determine a dividend payout rate. In doing so, the board will consider the financial conditions of the business. The Company's current intention is to pay regular quarterly dividends.

Financing Activities

The Company has a $200.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in March 2017. There were no borrowings outstanding under the Facility at September 30, 2012. The excess availability under the Facility, at September 30, 2012, was $191.4 million, which reflects reductions of $8.6 million for letters of credit. The obligations under the Facility are guaranteed by substantially all domestic subsidiaries and, in the case of foreign borrowings, foreign subsidiaries. The obligations under the Facility are secured by a first lien on all domestic personal property and assets other than intellectual property, plant, property and equipment (all such property and assets, the “ABL Collateral”) and a second lien on all intellectual property, plant, property and equipment (the “Term Loan Collateral”). The approximate book value of the Company's assets held as ABL Collateral and Term Loan Collateral under the Facility was $735 million as of September 30, 2012.

The maximum availability under the Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the Facility. A portion of the availability can be denominated in British pounds or euros. Borrowings bear interest at a floating rate which can be a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective September 30, 2012, for domestic base rate loans and LIBOR loans were 0.75% and 1.75%, respectively. The domestic and foreign floating rates of interest applicable to the Facility on September 30, 2012 were 4.00% and a range of 2.25% to 3.00%, respectively, including the applicable floating rate margin. The applicable margin, effective September 30, 2012, for foreign overdraft loans was 2.00%. The Facility also requires the payment of a fee of 0.375% to 0.50% per annum on the unused commitment based on the average daily outstanding balance during the preceding month. At September 30, 2012, the fee was 0.50%.

The Facility includes restrictive covenants, which, among other things, limit the payment of dividends. The Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.10 to 1.00, as defined in the Facility. The current level of availability required to pay dividends is $40 million. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances if the Company fails to maintain a minimum amount of availability as specified in the Facility. At September 30, 2012, the Company was in compliance with the covenants in the Facility.

On June 22, 2012, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of the Company, entered into a new term loan agreement (the “Term Loan”) that provides for term loans up to an aggregate principal amount of $130.0 million, which mature in December 2017. The proceeds of the Term Loan, together with available cash on hand, were used to repay NMHG Inc.'s previous term loan entered into in 2006. The Term Loan requires quarterly payments of $4.6 million through September 2017 with the balance of the loan being due in full in December 2017. At September 30, 2012, there was $125.4 million outstanding under the Term Loan.

The obligations under the Term Loan are guaranteed by substantially all of NMHG Inc.’s domestic subsidiaries. The obligations under the Term Loan are secured by a first lien on the Term Loan Collateral and a second lien on the ABL Collateral. The approximate book value of NMHG Inc.'s assets held as ABL Collateral and Term Loan Collateral under the Term Loan was $735 million as of September 30, 2012.

Outstanding borrowings under the Term Loan bear interest at a floating rate which can be, at NMHG Inc.’s option, a base rate plus a margin of 3.00% or LIBOR with a 1.00% floor, as defined in the Term Loan, plus a margin of 4.00%. The weighted average interest rate on the amount outstanding under the Term Loan at September 30, 2012 was 5.00%.

The Term Loan includes restrictive covenants, which, among other things, limit the payment of dividends. The Company may pay dividends subject to maintaining a certain level of availability under the Facility prior to and upon payment of a dividend and achieving the minimum fixed charge coverage ratio of 1.10 to 1.00. The current level of availability required to pay dividends is $40 million. The Term Loan also requires the Company to comply with a maximum leverage ratio and a minimum interest coverage ratio. At September 30, 2012, NMHG, Inc. was in compliance with the covenants in the Term Loan.

The Company incurred fees and expenses of $6.3 million in the first nine months of 2012 related to the Facility and the Term Loan. These fees were deferred and are being amortized as interest expense over the term of the agreements.

In addition to the amount outstanding under the Term Loan, the Company had borrowings of approximately $13.9 million of other debt at September 30, 2012.

The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in March 2017.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2011, except for the payment of $212.6 million on NMHG, Inc.'s previous term loan agreement and the borrowing of $130.0 million under the Term Loan, there have been no significant changes in the total amount of the Company's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported as of June 30, 2012 on page 53 in the Company's Registration Statement.

Capital Expenditures

Expenditures for property, plant and equipment were $10.7 million during the first nine months of 2012. Capital expenditures are estimated to be an additional $14.1 million for the remainder of 2012. Planned expenditures for the remainder of 2012 are primarily for product development and improvements to the Company's facilities and information technology infrastructure. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank borrowings.

Capital Structure

The Company's capital structure is presented below:

	SEPTEMBER 30 2012	DECEMBER 31 2011	Change
Cash and cash equivalents	$145.0	$184.9	$(39.9)
Other net tangible assets	365.3	338.2	27.1
Net assets	510.3	523.1	(12.8)
Total debt	(144.7)	(226.0)	81.3
Total equity	$365.6	$297.1	$68.5
Debt to total capitalization	28%	43%	(15)%

The increase in other net tangible assets was primarily due to a decrease in pension obligations mainly from $13.5 million of cash contributions made to U.S. and non-U.S. pension plans and an increase in inventory primarily as a result of lower than expected revenues during the first nine months of 2012. The increase was partially offset by an increase in accounts payable supporting the higher levels of inventory.

Total debt decreased $81.3 million due to the refinancing of NMHG Inc.'s previous term loan agreement. Total equity increased $68.5 million in the first nine months of 2012 primarily as a result of $65.6 million of net income attributable to stockholders and by an $8.3 million decrease in accumulated other comprehensive loss, partially offset by $5.0 million of dividends paid to NACCO Industries, Inc. prior to the spin-off and $0.4 million of adjustments related to the spin-off.

OUTLOOK

For the fourth quarter of 2012, the Company expects global lift truck market growth to continue to moderate, with global volumes slightly down from the prior year. Flat to slightly higher markets in North America, Brazil and China will be offset by decreases in Western Europe, Japan and Latin America. In 2013, slight growth is expected in the overall global market compared with 2012, driven primarily by increased volumes in the Americas, principally as a result of moderate growth in Brazil and Latin America, as well as moderate growth in the Asia-Pacific and Middle East and Africa markets. Europe is expected to continue to decline, mainly as a result of Western Europe macro-economic conditions. In the context of these market conditions, the Company anticipates a slight decrease in overall shipment levels and comparable parts volume in the 2012 fourth quarter compared with 2011, but an overall increase in shipments and parts volumes in all markets in 2013 compared with 2012, with the majority of this increase driven by the Americas.

Expectations for material cost increases have moderated. The Company expects commodity prices in the fourth quarter of 2012 and in 2013 to be comparable with prior year periods. Presently, price increases implemented in the first quarter of 2012 have offset the higher material costs experienced in the first nine months of 2012.

Net income is expected to decline modestly in the fourth quarter of 2012 compared with the fourth quarter of 2011 primarily as a result of an increase in income tax expense. An expected improvement in gross margin from an anticipated shift in sales mix to higher margin products and markets during the fourth quarter of 2012 is expected to be offset by higher marketing, engineering and employee-related costs. Net income in 2013 is also expected to decline compared with 2012 due to an anticipated shift in mix toward lower margin products and markets and to an increase in operating expenses as a result of expected increases in marketing and employee-related costs to support the Company's five strategic initiatives and the incremental public company costs the Company will incur as a standalone public entity. As an independent public company, Hyster-Yale expects to incur annual incremental expenses of up to $3.5 million pre-tax for the normal and customary expenses associated with being a public company, such as expenses related to its public reporting obligations, directors fees and insurance. Fourth quarter 2012 and full year 2013 geographic segment results are expected to improve in the Americas but decrease significantly in the Europe, Middle East and Africa market. The fourth quarter 2012 decrease is expected as a result of weak market conditions in certain European countries and the transition in ownership of a significant dealership. In 2013, the anticipated decline in the Western European market as those economies continue to be depressed and, especially, the anticipated effect of a weak euro and the loss in 2013 of the significant benefit in 2012 from currency hedging are expected to contribute to the decline in the Europe segment results.

Cash flow before financing activities for the full year 2012 is expected to be significantly higher than 2011, primarily from reduced working capital requirements as the global lift truck markets continue to moderate in the Americas, China and Asia-Pacific and decline in Europe. Cash flow before financing activities for 2013 is expected to be down moderately from 2012.

Over time, the Company is focused on improving margins on new lift truck units, especially in its internal combustion engine business, and gaining market share through the execution of five strategic initiatives: (1) offering the lowest cost of ownership by utilizing the Company's understanding of a customer's major cost drivers and developing solutions that consistently lower cost of ownership and create a differentiated competitive position, (2) improving the Company's warehouse market position through enhancing dealer and customer support and incentives and implementing other programs to increase focus on key customers, (3) enhancing independent distribution by implementing programs aimed at broadening account coverage of the market, expanding the Company's dual brand strategy, and ensuring strong dealers in all areas of the world, (4) expanding in Asian markets through offering products geared toward the needs of these markets and focusing on strategic alliances and enhancing relationships with local partners in China, India and Japan, and (5) understanding customer needs at the product and aftermarket levels in order to create and provide a differentiated, full range of products and service solutions for specific industry applications.

In the context of understanding customer needs at a detailed level, the Company is focusing on meeting specific application needs by developing utility, standard and premium products. To this end, the Company's new electric-rider, warehouse, internal combustion engine and big truck product development programs continue to move forward. The new electric-rider lift truck program is designed to bring a full line of newly designed products to market. The Company launched the 4 to 5 ton electric-rider truck in Europe in early July 2012 and expects to launch the final model in the new electric-rider lift truck program in the first quarter of 2013. In mid-2011, the Company introduced into certain Latin American markets a new range of UTILEV® branded forklift trucks, which meet the needs of lower-intensity users. This new UTILEV® brand series of internal combustion engine utility lift trucks is gradually being introduced into global markets during 2012. All of these new products are expected to improve revenues and enhance operating margins, as well as help increase customer satisfaction. In addition, stricter diesel emission regulations for new trucks began to go into effect in 2011 and will be in effect fully by 2015 in certain global markets and the Company expects to launch a range of lift trucks over this period that will include engine systems that meet these new emission requirements.

EFFECTS OF FOREIGN CURRENCY

The Company operates internationally and enters into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating profit and net income are addressed in the previous discussions of operating results. See also Item 3, "Quantitative and Qualitative Disclosures About Market Risk,” in Part I of this Form 10-Q.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) reduction in demand for lift trucks and related aftermarket parts and service on a global basis, (2) the ability of dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (3) customer acceptance of pricing, (4) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which the Company operates and/or sells products, (6) delays in manufacturing and delivery schedules, (7) bankruptcy of or loss of major dealers, retail customers or suppliers, (8) customer acceptance of, changes in the costs of, or delays in the development of new products, (9) introduction of new products by, or more favorable product pricing offered by, competitors, (10) product liability or other litigation, warranty claims or returns of products, (11) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives and (12) changes mandated by federal, state and other regulation, including health, safety or environmental legislation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 56, F-10, F-11, F-18, F-19, F-20 and F-21 of the Company's Registration Statement on Form S-1, effective September 28, 2012, for the year ended December 31, 2011 for a discussion of the Company's derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2011.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of the Company's management, including the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective.

Changes in internal control over financial reporting: During the third quarter of 2012, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A    Risk Factors
There have been no material changes from risk factors previously disclosed in the Registration Statement on Form S-1, effective September 28, 2012, in the section entitled “Risk Factors”.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None

Item 5    Other Information
None

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 25 of this Quarterly Report on Form 10-Q for the period ended September 30, 2012.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc. (Registrant)
Date:	November 1, 2012	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1
NACCO Materials Handling Group, Inc. Executive Excess Retirement Plan (Effective as of the Spin-Off Date) is incorporated by reference to Exhibit 10.71 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File No. 333-182388.

10.2
Amendment No. 1 to the NACCO Materials Handling Group, Inc. Excess Retirement Plan (Amended and Restated Effective January 1, 2012) is incorporated by reference to Exhibit 10.30 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File No. 333-182388.

10.3
Hyster-Yale Materials Handling, Inc. Long-Term Equity Incentive Plan (Effective as of the Spin-Off Date) is incorporated by reference to Exhibit 10.65 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File No. 333-182388.

10.4
Form Award Agreement for the Hyster-Yale Materials Handling, Inc. Long-Term Equity Incentive Plan (Effective as of the Spin-Off Date) is incorporated by reference to Exhibit 10.66 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File No. 333-182388.

10.5
Hyster-Yale Materials Handling, Inc. Supplemental Long-Term Equity Incentive Plan (Effective as of the Spin-Off Date) is incorporated by reference to Exhibit 10.67 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File No. 333-182388.

10.6
Form Award Agreement for the Hyster-Yale Materials Handling, Inc. Supplemental Long-Term Equity Incentive Plan (Effective as of the Spin-Off Date) is incorporated by reference to Exhibit 10.68 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File No. 333-182388.

10.7
Hyster-Yale Materials Handling, Inc.'s Non-Employee Directors' Equity Compensation Plan, is incorporated by reference to Exhibit 10.69 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File No. 333-182388.

10.8
Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy, is incorporated by reference to Exhibit 10.70 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File No. 333-182388.

10.9
Separation Agreement, dated as of September 28, 2012, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling, Inc., is incorporated by reference to Exhibit 10.1 of Hyster-Yale Materials Handling, Inc.'s Current Report on Form 8-K, dated October 4, 2012.

10.10
Transition Services Agreement, dated as of September 28, 2012, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling, Inc., is incorporated by reference to Exhibit 10.2 of Hyster-Yale Materials Handling, Inc.'s Current Report on Form 8-K, dated October 4, 2012.

10.11
Tax Allocation Agreement, dated as of September 28, 2012, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling, Inc., is incorporated by reference to Exhibit 10.3 of Hyster-Yale Materials Handling, Inc.'s Current Report on Form 8-K, dated October 4, 2012.

10.12
Stockholders' Agreement, dated as of September 28, 2012, by and among the Participating Stockholders (as defined therein), Hyster-Yale Materials Handling, Inc. and the Depository (as defined therein) is incorporated by reference to Exhibit 10.4 of Hyster-Yale Materials Handling, Inc.'s Current Report on Form 8-K, dated October 4, 2012.

10.13
Amendment No. 1 to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2012) is incorporated by reference to Exhibit 10.24 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File No. 333-182388.

10.14
Amendment No. 1 to the NACCO Annual Incentive Compensation Plan (Effective January 1, 2012) is incorporated by reference to Exhibit 10.28 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File No. 333-182388.

10.15
Amendment No. 3 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated as of April 24, 2009) is incorporated by reference to Exhibit 10.18 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File No. 333-182388.

10.16
Amendment No. 1 to the NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (As Amended and Restated as of November 11, 2008) is incorporated by reference to Exhibit 10.32 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File No. 333-182388.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Numbered in accordance with Item 601 of Regulation S-K.