Form 10-K
period 2012-12-31
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2013-02-19
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-35646
HYSTER-YALE MATERIALS HANDLING, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1637659 (I.R.S. Employer Identification No.)

5875 Landerbrook Drive, Suite 300, Cleveland, Ohio (Address of principal executive offices)	44124-4069 (Zip Code)
Registrant's telephone number, including area code: (440) 449-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, Par Value $0.01 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Class B Common Stock, Par Value $0.01 Per Share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     YES ☐    NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     YES ☐     NO ☒
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
     YES ☒     NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
     YES ☐     NO ☒
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2012 (the last business day of the registrant's most recently completed second fiscal quarter): not applicable
Number of shares of Class A Common Stock outstanding at February 14, 2013: 12,389,300
Number of shares of Class B Common Stock outstanding at February 14, 2013: 4,345,710
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2013 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
Item 1. BUSINESS
General

Hyster-Yale Materials Handling, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company NACCO Materials Handling Group, Inc. ("NMHG"), is a leading designer, engineer, manufacturer, seller and servicer of a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, the Philippines, The Netherlands, Italy, Japan, Vietnam, Brazil and China. Hyster-Yale was incorporated as a Delaware corporation in 1991.

On September 28, 2012, NACCO Industries, Inc., ("NACCO"), the Company's former parent company, spun-off the Company to NACCO stockholders. In the spin-off, NACCO stockholders, in addition to retaining their shares of NACCO common stock, received one share of Hyster-Yale Class A common stock and one share of Hyster-Yale Class B common stock for each share of NACCO Class A common stock and Class B common stock.

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, www.hyster-yale.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Manufacturing and Assembly
The Company manufactures components, such as frames, masts and transmissions, and assembles lift trucks in the market of sale whenever practical to minimize freight cost and balance currency mix. In some instances, however, it utilizes one worldwide location to manufacture specific components or assemble specific lift trucks. Additionally, components and assembled lift trucks are exported to locations when it is advantageous to meet demand in certain markets. The Company operates twelve manufacturing and assembly facilities worldwide with five plants in the Americas, three in Europe and four in Asia-Pacific, including joint venture operations.
Sales of lift trucks represented approximately 82% of the Company’s annual revenues in 2012 (approximately 56% internal combustion engine units and approximately 26% electric units), 83% in 2011 and 77% in 2010. Service, rental and other revenues were approximately 5% in 2012, 4% in 2011 and 6% in 2010.
During 2012, the Company’s retail shipments in North America by end market were approximately 29% to the manufacturing market, approximately 15% to the wholesale distribution market, approximately 12% to the food and beverage market, approximately 11% to the rental market, approximately 10% to the home centers and retail market, approximately 9% to the freight and logistics market and approximately 6% to the paper market.
Aftermarket Parts
The Company offers a line of aftermarket parts to service its large installed base of lift trucks currently in use in the industry. The Company offers online technical reference databases specifying the required aftermarket parts to service lift trucks and an aftermarket parts ordering system. Aftermarket parts sales represented approximately 13% of the Company’s annual revenues in 2012, 13% in 2011 and 17% in 2010.

The Company sells Hyster®- and Yale®-branded aftermarket parts to dealers for Hyster® and Yale® lift trucks. The Company also sells aftermarket parts under the UNISOURCE™, MULTIQUIP™ and PREMIER™ brands to Hyster® and Yale® dealers for the service of competitor lift trucks. The Company has a contractual relationship with a third-party, multi-brand, aftermarket parts wholesaler in the Americas and Europe whereby orders from the Company's dealers for parts for lift trucks are fulfilled by the third party who then pays the Company a commission.
Marketing
The Company’s marketing organization is structured in three regional divisions: the Americas; Europe, which includes the Middle East and Africa; and Asia-Pacific. In each region, certain marketing support functions for the Hyster® and Yale® brands are combined into a single shared services organization. These activities include sales and service training, information systems support, product launch coordination, specialized sales material development, help desks, order entry, marketing strategy and field service support.

Patents, Trademarks and Licenses
The Company relies on a combination of trade secret protection, trademarks, copyrights, and patents to establish and protect the Company's proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of the Company's technology to which they relate or competitors may design around the patents. We are not materially dependent upon patents or patent protection; however, as materials handling equipment has become more technologically advanced, the Company and its competitors have increasingly sought patent protection for inventions incorporated into the Company's products. The Company owns the Hyster® and Yale® trademarks and believe these trademarks are material to its business.
Distribution Network
The Company distributes lift trucks and aftermarket parts primarily through two channels: independent dealers and a National Accounts program. The Company’s end-user base is diverse and fragmented, including, among others, light and heavy manufacturers, trucking and automotive companies, rental companies, building materials and paper suppliers, lumber, metal products, warehouses, retailers, food distributors, container handling companies and domestic and foreign governmental agencies.
Independent Dealers
The Company’s dealers, located in 169 countries, are generally independently owned and operated. In the Americas, Hyster® had 46 independent dealers and Yale® had 63 independent dealers as of December 31, 2012. In Europe, Hyster® had 46 independent dealers and Yale® had 108 independent dealers as of December 31, 2012. In Asia-Pacific, Hyster® had 36 independent dealers and Yale® had 14 independent dealers as of December 31, 2012. As of December 31, 2012, the Company had 23 dual-branded dealers in the Americas and one each in Europe and Asia-Pacific.
National Accounts
The Company operates a National Accounts program for both Hyster® and Yale®. The National Accounts program focuses on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The National Accounts program accounted for 15%, 15% and 14% of new lift truck unit volume in 2012, 2011 and 2010, respectively. The independent dealers support the National Accounts program by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with National Accounts sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, the National Accounts program markets services, including full maintenance leases and total fleet management.
Financing of Sales
The Company is engaged in a joint venture with General Electric Capital Corporation (“GECC”) to provide dealer and customer financing of new lift trucks in the United States. The Company owns 20% of the joint venture entity, NMHG Financial Services, Inc. (“NFS”), and receives fees and remarketing profits under a joint venture agreement. This agreement expires on December 31, 2013. The Company accounts for its ownership of NFS using the equity method of accounting.
In addition, the Company has entered into an operating agreement with GECC under which GECC provides leasing and financing services to Hyster® and Yale® dealers and their customers outside of the United States. GECC pays the Company a referral fee once certain financial thresholds are met. This agreement expires on December 31, 2013.
Under the joint venture agreement with NFS and the operating agreement with GECC, the Company’s dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, the Company provides recourse or repurchase obligations to NFS or to GECC. In substantially all of these transactions, a perfected security interest is maintained in the lift trucks financed, so that in the event of a default, the Company has the ability to foreclose on the leased property and sell it through the Hyster® or Yale® dealer network. Furthermore, the Company has established reserves for exposures under these agreements when required. In addition, the Company has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to guarantees for these certain eligible dealers are limited to 7.5% of their original loan balance. See Notes 10 and 17 to the Consolidated Financial Statements in this Form 10-K for further discussion.
Backlog
As of December 31, 2012, the Company’s backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks was approximately 27,300 units, or approximately $696 million, of which substantially all is expected to be sold during fiscal 2013. This compares with the backlog as of December 31, 2011 of approximately 24,700 units, or approximately

$629 million. Backlog represents unfilled lift truck orders placed with the Company’s manufacturing and assembly facilities from dealers, National Accounts customers and contracts with the U.S. government. In general, unfilled orders may be canceled at any time prior to the time of sale.
Key Suppliers and Raw Materials
At times, the Company has experienced significant increases in its material costs, primarily as a result of global increases in industrial metals including steel, lead and copper and other commodity products, including rubber, due to increased demand and limited supply. While the Company attempts to pass these increased costs along to its customers in the form of higher prices for its products, it may not be able to fully offset the increased costs of industrial metals and other commodities, due to overall market conditions and the lag time involved in implementing price increases for its products.
A significant raw material required by the Company's manufacturing operations is steel which is generally purchased from steel producing companies in the geographic area near each of the Company's manufacturing facilities. The other significant components for the Company's lift trucks are axles, brakes, transmissions, batteries and chargers. These components are available from numerous sources in quantities sufficient to meet the Company's requirements. We depend on a limited number of suppliers for some of the Company's crucial components, including diesel and gasoline engines, which are supplied to us by, among others, Mazda Motor Corporation and Cummins Inc., and cast-iron counterweights used to counter balance some lift trucks, which we obtain from, among others, Eagle Quest International Ltd. and North Vernon Industry Corp. Some of these critical components are imported and subject to regulations, such as customary inspection by the U.S. Customs and Border Protection under the auspices of the U.S. Department of Homeland Security, as well as the Company's own internal controls and security procedures. We believe comparable alternatives are available for all suppliers.
Competition
The Company is one of the leaders in the lift truck industry with respect to market share in the Americas and worldwide. Competition in the lift truck industry is intense and is based primarily on strength and quality of dealers, brand loyalty, customer service, new lift truck sales prices, availability of products and aftermarket parts, comprehensive product line offerings, product performance, product quality and features and the cost of ownership over the life of the lift truck. The Company competes with several global manufacturers that operate in all major markets.
The lift truck industry also competes with alternative methods of materials handling, including conveyor systems and automated guided vehicle systems.
The Company aftermarket parts offerings compete with parts manufactured by other lift truck manufacturers as well as companies that focus solely on the sale of generic parts.
Cyclical Nature of Lift Truck Business
The Company’s lift truck business historically has been cyclical. Fluctuations in the rate of orders for lift trucks reflect the capital investment decisions of the Company’s customers, which depend to a certain extent on the general level of economic activity in the various industries the lift truck customers serve. During economic downturns, customers tend to delay new lift truck and parts purchases. Consequently, the Company has experienced, and in the future may continue to experience, significant fluctuations in its revenues and net income.
Research and Development
The Company’s research and development capability is organized around four major engineering centers, all coordinated on a global basis by the Company’s global executive administrative center. Products are designed for each brand concurrently and generally each center is focused on the global requirements for a single product line. The Company’s counterbalanced development center, which has global design responsibility for several classes of lift trucks for a highly diverse customer base, is located in Fairview, Oregon. The Company’s big truck development center is located in Nijmegen, The Netherlands, adjacent to a dedicated global big truck assembly facility. Big trucks are primarily used in handling shipping containers and in specialized heavy lifting applications. Warehouse trucks, which are primarily used in distribution applications, are designed based on regional differences in stacking and storage practices. The Company designs warehouse equipment for sale in the Americas market in Greenville, North Carolina, adjacent to the Americas assembly facility. The Company designs warehouse equipment for the European market in Masate, Italy adjacent to its assembly facilities for warehouse equipment. The Company also has an engineering Concept Center in the United Kingdom to support advanced design activities. In addition, the Company has an engineering office in India to support its global drafting and design activities for its four major engineering centers.
The Company’s engineering centers utilize a three-dimensional CAD/CAM system and are connected with one another, with all of the Company’s manufacturing and assembly facilities and with some suppliers. This allows for collaboration in technical engineering designs and collaboration with suppliers. Additionally, the Company solicits customer feedback throughout the design phase to improve product development efforts. The Company invested $67.5 million, $61.3 million and $48.6 million on product design and development activities in 2012, 2011 and 2010, respectively.
Sumitomo-NACCO Joint Venture
The Company has a 50% ownership interest in Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a limited liability company that was formed in 1970 primarily to manufacture and distribute Sumitomo branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, the Company accounts for its ownership in SN using the equity method of accounting. The Company purchases Hyster®- and Yale®-branded lift trucks and related component and aftermarket parts from SN under normal trade terms for sale outside of Japan. The Company also contracts with SN for engineering design services on a cost plus basis and charges SN for technology used by SN but developed by the Company. During 2012, SN sold more than 3,800 lift trucks.
Employees
As of January 31, 2013, the Company had approximately 5,400 employees. Certain employees in the Danville, Illinois parts depot operations (approximately 90 employees) are unionized. The Company’s contract with the Danville union expires in June 2015. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville, North Carolina are not represented by unions. In Brazil, all of the approximately 250 employees are represented by a union. The Company’s contract with the Brazilian union expires annually in October, at which time salaries are negotiated for the following year. In Mexico, approximately 250 shop employees are unionized and the current collective bargaining agreement expires in March 2013.
In Europe, approximately 240 employees in Craigavon, Northern Ireland, approximately 90 employees in Masate, Italy and approximately 35 employees in Nijmegen, The Netherlands facilities are unionized. All of the European employees are part of works councils that perform a consultative role on business and employment matters.
The Company believes its current labor relations with both union and non-union employees are generally satisfactory. However, there can be no assurances that the Company will be able to successfully renegotiate its union contracts without work stoppages or on acceptable terms. A prolonged work stoppage at a unionized facility could have a material adverse effect on the Company’s business and results of operations.
Environmental Matters
The Company’s manufacturing operations are subject to laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous substances. The Company’s policies stress compliance, and the Company believes it is currently in substantial compliance with existing environmental laws. If the Company fails to comply with these laws or its environmental permits, it could incur significant costs, including cleanup costs, fines and civil and criminal sanctions. In addition, future changes to environmental laws could require the Company to incur significant additional expense or restrict operations. Based on current information, the Company does not expect compliance with environmental requirements to have a material adverse effect on the Company’s financial condition or results of operations.
In addition, the Company’s products may be subject to laws and regulations relating to the protection of the environment, including those governing vehicle exhaust. Regulatory agencies in the United States and Europe have issued or proposed various regulations and directives designed to reduce emissions from spark-ignited engines and diesel engines used in off-road vehicles, such as industrial lift trucks. These regulations require the Company and other lift truck manufacturers to incur costs to modify designs and manufacturing processes and to perform additional testing and reporting. While there can be no assurance, the Company believes the impact of the additional expenditures to comply with these requirements will not have a material adverse effect on its business.
The Company is investigating or remediating historical contamination at some current and former sites caused by its operations or those of businesses it acquired. The Company has also been named as a potentially responsible party for cleanup costs under the so-called Superfund law at several third-party sites where the Company (or its predecessors) disposed of wastes in the past. Under the Superfund law and often under similar state laws, the entire cost of cleanup can be imposed on any one of the statutorily liable parties, without regard to fault. While the Company is not currently aware that any material outstanding claims or obligations exist with regard to these sites, the discovery of additional contamination at these or other sites could result in significant cleanup costs that could have a material adverse effect on the Company’s financial conditions and results of operations.
In connection with any acquisition made by the Company, the Company could, under some circumstances, be held financially liable for or suffer other adverse effects due to environmental violations or contamination caused by prior owners of businesses the Company has acquired. In addition, under some of the agreements through which the Company has sold businesses or assets, the Company has retained responsibility for certain contingent environmental liabilities arising from pre-closing operations. These liabilities may not arise, if at all, until years later and could require the Company to incur significant additional expenses.
Government and Trade Regulations
In the past, the Company’s business has been affected by trade disputes between the United States and Europe. In the future, to the extent the Company is affected by trade disputes and increased tariffs are levied on its goods, its results of operations may be materially adversely affected.
Item 1A. RISK FACTORS
The lift truck business is cyclical. Any downturn in the general economy could result in significant decreases in the Company's revenue and profitability and an inability to sustain or grow the business.
The Company's lift truck business historically has been cyclical. Fluctuations in the rate of orders for lift trucks reflect the capital investment decisions of the Company's customers, which depend to a certain extent on the general level of economic activity in the various industries the lift truck customers serve. During economic downturns, customers tend to delay new lift truck and parts purchases. Consequently, the Company has experienced, and in the future may continue to experience, significant fluctuations in revenues and net income. If there is a downturn in the general economy, or in the industries served by lift truck customers, the Company's revenue and profitability could decrease significantly, and the Company may not be able to sustain or grow the business.
The pricing and costs of the Company's products have been and may continue to be impacted by foreign currency fluctuations, which could materially increase costs, result in material exchange losses and materially reduce operating margins.
Because the Company conducts transactions in various foreign currencies, including the euro, British pound, Australian dollar, Brazilian real, Japanese yen, Chinese renminbi and Swedish kroner, lift truck pricing is subject to the effects of fluctuations in the value of these foreign currencies and fluctuations in the related currency exchange rates. As a result, the Company's sales have historically been affected by, and may continue to be affected by, these fluctuations. In addition, exchange rate movements between currencies in which the Company purchases materials and components and manufactures certain products and the currencies in which the Company sells those products have been affected by and may continue to result in exchange losses that could materially reduce operating margins. Furthermore, the Company's hedging contracts may not fully offset risks from changes in currency exchange rates.
The cost of raw materials used by the Company's products has and may continue to fluctuate, which could materially reduce the Company's profitability.
At times, the Company has experienced significant increases in materials costs, primarily as a result of global increases in industrial metals including steel, lead and copper and other commodity prices, including rubber, as a result of increased demand and limited supply. The Company manufactures products that include raw materials that consist of steel, rubber, copper, lead, castings and counterweights. The Company also purchases parts provided by suppliers that are manufactured from castings and steel or contain lead. The cost of these parts is affected by the same economic conditions that impact the cost of the parts the Company manufactures. The cost to manufacture lift trucks and related service parts has been and will continue to be affected by fluctuations in prices for these raw materials. If costs of these raw materials increase, the Company's profitability could be reduced.
The Company is subject to risks relating to its foreign operations.
Foreign operations represent a significant portion of the Company's business. The Company expects revenue from foreign markets to continue to represent a significant portion of total revenue. The Company owns or leases manufacturing facilities in Brazil, Italy, Mexico, The Netherlands and Northern Ireland, and owns interests in joint ventures with facilities in China, Japan, the Philippines and Vietnam. The Company also sells domestically produced products to foreign customers and sells foreign produced products to domestic customers. The Company's foreign operations are subject to additional risks, which include:

•	potential political, economic and social instability in the foreign countries in which the Company operates;

•
currency risks, see the risk factor titled “The pricing and costs of the Company's products have been and may continue to be impacted by foreign currency fluctuations, which could materially increase costs, result in material exchange losses and materially reduce operating margins”;

•	imposition of or increases in currency exchange controls;

•	potential inflation in the applicable foreign economies;

•	imposition of or increases in import duties and other tariffs on products;

•	imposition of or increases in foreign taxation of earnings and withholding on payments received from the Company's subsidiaries;

•	regulatory changes affecting international operations; and

•	stringent labor regulations.
Part of the strategy to expand worldwide market share is strengthening the Company's international distribution network. A part of this strategy also includes decreasing costs by sourcing basic components in lower-cost countries. Implementation of this part of the strategy may increase the impact of the risks described above and there can be no assurance that such risks will not have an adverse effect on the Company's revenues, profitability or market share.
The Company depends on a limited number of suppliers for specific critical components.
The Company depends on a limited number of suppliers for some of its critical components, including diesel, gasoline and alternative fuel engines and cast-iron counterweights used to counterbalance some lift trucks. Some of these critical components are imported and subject to regulation, primarily with respect to customary inspection of such products by the U.S. Customs and Border Protection under the auspices of the U.S. Department of Homeland Security. The results of operations could be adversely affected if the Company is unable to obtain these critical components, or if the costs of these critical components were to increase significantly, due to regulatory compliance or otherwise, and the Company was unable to pass the cost increases on to its customers.
Failure to compete effectively within the Company's industry could result in a significant decrease in revenues and profitability.
The Company experiences intense competition in the sale of lift trucks and aftermarket parts. Competition in the lift truck industry is based primarily on strength and quality of dealers, brand loyalty, customer service, new lift truck sales prices, availability of products and aftermarket parts, comprehensive product line offerings, product performance, product quality and features and the cost of ownership over the life of the lift truck. The Company competes with several global manufacturers that operate in all major markets. These manufacturers may have lower manufacturing costs, greater financial resources and less debt than the Company, which may enable them to commit larger amounts of capital in response to changing market conditions. If the Company fails to compete effectively, revenues and profitability could be significantly reduced.
The Company relies primarily on its network of independent dealers to sell lift trucks and aftermarket parts and the Company has no direct control over sales by those dealers to customers. Ineffective or poor performance by these independent dealers could result in a significant decrease in revenues and profitability and the inability to sustain or grow the business.
The Company relies primarily on independent dealers for sales of lift trucks and aftermarket parts. Sales of the Company's products are therefore subject to the quality and effectiveness of the dealers, who are not subject to the Company's direct control. As a result, ineffective or poorly performing dealers could result in a significant decrease in revenues and profitability and we may not be able to sustain or grow the Company's business.
If the Company's current cost reduction and efficiency programs, including the introduction of new products, do not prove effective, revenues, profitability and market share could be significantly reduced.
Changes in the timing of implementation of the Company's current cost reduction, efficiency and new product programs may result in a delay in the expected recognition of future costs and realization of future benefits. In addition, if future industry demand levels are lower than expected, the actual annual cost savings could be lower than expected. If the Company is unable to successfully implement these programs, revenues, profitability and market share could be significantly reduced.
If the global capital goods market declines, the cost saving efforts the Company has implemented may not be sufficient to achieve the benefits expected.
If the global economy or the capital goods market declines, revenues could decline. If revenues are lower than expected, the programs the Company has implemented may not achieve the benefits expected. Furthermore, the Company may be forced to take additional cost saving steps that could result in additional charges that materially adversely affect the ability to compete or implement the Company's current business strategies.
Actual liabilities relating to pending lawsuits may exceed the Company's expectations.
The Company is a defendant in pending lawsuits involving, among other things, product liability claims. The Company cannot be sure that it will succeed in defending these claims, that judgments will not be rendered against the Company with respect to any or all of these proceedings or that reserves set aside or insurance policies will be adequate to cover any such judgments. The Company could incur a charge to earnings if reserves prove to be inadequate or the average cost per claim or the number of claims exceed estimates, which could have a material adverse effect on results of operations and liquidity for the period in which the charge is taken and any judgment or settlement amount is paid.
The Company is subject to recourse or repurchase obligations with respect to the financing arrangements of some of its customers.
Through arrangements with GECC and others, dealers and other customers are provided financing for new lift trucks in the United States and in major countries of the world outside of the United States. Through these arrangements, the Company's dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, the Company provides recourse or repurchase obligations such that we would become obligated in the event of default by the dealer or customer. Total amounts subject to these types of obligations at December 31, 2012 and December 31, 2011 were $146.5 million and $179.1 million, respectively. Generally, the Company maintains a perfected security interest in the assets financed such that, in the event that the Company becomes obligated under the terms of the recourse or repurchase obligations, it may take title to the assets financed. The Company cannot be certain, however, that the security interest will equal or exceed the amount of the recourse or repurchase obligations. In addition, the Company cannot be certain that losses under the terms of the recourse or repurchase obligations will not exceed the reserves that have been set aside in the consolidated financial statements. The Company could incur a charge to earnings if reserves prove to be inadequate, which could have a material adverse effect on results of operations and liquidity for the period in which the charge is taken.
Actual liabilities relating to environmental matters may exceed the Company's expectations.
The Company's manufacturing operations are subject to laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous substances. If the Company fails to comply with these laws or the Company's environmental permits, then the Company could incur substantial costs, including cleanup costs, fines and civil and criminal sanctions. In addition, future changes to environmental laws could require the Company to incur significant additional expenses or restrict operations.
In addition, the Company's products may be subject to laws and regulations relating to the protection of the environment, including those governing vehicle exhausts. Regulatory agencies in the United States and Europe have issued or proposed various regulations and directives designed to reduce emissions from spark ignited engines and diesel engines used in off-road vehicles, such as industrial lift trucks. These regulations require the Company and other lift truck manufacturers to incur costs to modify designs and manufacturing processes and to perform additional testing and reporting.
The Company is investigating or remediating historical contamination at some current and former sites caused by its operations or those of businesses it acquired. The Company has also been named as a potentially responsible party for cleanup costs under the so-called Superfund law at several third-party sites where it (or the Company's predecessors) disposed of wastes in the past. Under the Superfund law and often under similar state laws, the entire cost of cleanup can be imposed on any one of the statutorily liable parties, without regard to fault. While the Company is not currently aware that any material outstanding claims or obligations exist with regard to these sites, the discovery of additional contamination at these or other sites could result in significant cleanup costs that could have a material adverse effect on its financial condition and results of operations.
In connection with any acquisition the Company has made, it could, under some circumstances, be held financially liable for or suffer other adverse effects due to environmental violations or contamination caused by prior owners of businesses acquired. In addition, under some of the agreements through which the Company has sold businesses or assets, it has retained responsibility for certain contingent environmental liabilities arising from pre-closing operations. These liabilities may not arise, if at all, until years later and could require the Company to incur significant additional expenses, which could materially adversely affect the results of operations and financial condition.
The Company may become subject to claims under foreign laws and regulations, which may be expensive, time consuming and distracting.
Because the Company has employees, property and business operations outside of the United States, it is subject to the laws and the court systems of many jurisdictions. The Company may become subject to claims outside the United States based in foreign jurisdictions for violations of their laws with respect to the Company's foreign operations. In addition, these laws may be changed or new laws may be enacted in the future. International litigation is often expensive, time consuming and distracting. As a result, any of these risks could significantly reduce profitability and its ability to operate the Company's businesses effectively.

The Company may be subject to risk relating to increasing cash requirements of certain employee benefits plans which may affect its financial position.
Although the majority of the Company's defined benefit pension plans are frozen and no longer provide for the accrual of future benefits, the expenses recorded for, and cash contributions required to be made to, its defined benefit pension plans are dependent on changes in market interest rates and the value of plan assets, which are dependent on actual investment returns. Significant changes in market interest rates, decreases in the value of plan assets or investment losses on plan assets may require the Company to increase the cash contributed to defined benefit plans which may affect its financial position.
The Company is dependent on key personnel, and the loss of these key personnel could significantly reduce profitability.
The Company is highly dependent on the skills, experience and services of key personnel, and the loss of key personnel could have a material adverse effect on its business, operating results and financial condition. Employment and retention of qualified personnel is important to the successful conduct of the Company's business. Therefore, the Company's success also depends upon its ability to recruit, hire, train and retain additional skilled and experienced management personnel. The Company's inability to hire and retain personnel with the requisite skills could impair the ability to manage and operate its business effectively and could significantly reduce profitability.
The Company's indebtedness could restrict the ability to pay dividends and have a negative effect on financing options and the Company's liquidity position.
The Company has a $200.0 million credit facility, under which it may borrow cash to finance ongoing operations and growth, and a $130.0 million term loan. As of December 31, 2012, the Company had total outstanding debt of $142.2 million.

The extent to which the Company is leveraged could:

•
require the Company to dedicate a significant portion of its cash flow from operations to paying the principal of and interest on its indebtedness, thereby reducing funds available for other corporate purposes;

•	limit the Company's ability to refinance its indebtedness on terms acceptable to the Company or at all;

•	limit the Company's ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions; and

•	make the Company more vulnerable to economic downturns and limit its ability to withstand competitive pressures.
The Company might not be able to engage in desirable strategic transactions and equity issuances because of certain restrictions relating to requirements for tax-free distributions.

The Company's ability to engage in significant equity transactions could be limited or restricted in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the spin-off from NACCO. Even if the spin-off otherwise qualifies for tax-free treatment under the Internal Revenue Code (the "Code"), it may result in corporate-level taxable gain to NACCO under the Code if there is a 50% or greater change in ownership, by vote or value, of shares of the Company's stock or NACCO’s stock occurring as part of a plan or series of related transactions that includes the spin-off. Any acquisitions or issuances of the Company's stock or NACCO’s stock within two years after the spin-off are generally presumed to be part of such a plan, although the Company or NACCO may be able to rebut that presumption. Under the tax allocation agreement that the Company entered into with NACCO, the Company is prohibited from taking or failing to take any action that prevents the spin-off from being tax-free. Further, during the two-year period following the spin-off, without obtaining the consent of NACCO, a private letter ruling from the Internal Revenue Service or an unqualified opinion of a nationally recognized law firm, the Company may be prohibited from:

•	approving or allowing any transaction that results in a change in ownership of 35% or more of the value or the voting power of the Company's common stock;

•	redeeming equity securities;

•	selling or otherwise disposing of more than 35% of the value of assets;

•	acquiring a business or assets with equity securities to the extent one or more persons would acquire 35% or more of the value or the voting power of the Company's common stock; and

•	engaging in certain internal transactions.

These restrictions may limit the Company's ability to pursue strategic transactions or engage in new businesses or other transactions that could maximize the value of the Company's business.

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The following table presents the principal assembly, manufacturing, distribution and office facilities that the Company owns or leases:

Region	Facility Location	Owned/Leased	Function(s)
Americas	Berea, Kentucky	Owned	Assembly of lift trucks and manufacture of component parts
	Cleveland, Ohio	Leased	Corporate headquarters
	Danville, Illinois	Owned	Americas parts distribution center
	Greenville, North Carolina	Owned	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in Americas; Americas warehouse development center; assembly of lift trucks and manufacture of component parts
	Fairview, Oregon	Owned	Global executive administrative center; counterbalanced development center for design and testing of lift trucks, prototype equipment and component parts
	Ramos Arizpe, Mexico	Owned	Manufacture of component parts for lift trucks
	Sao Paulo, Brazil	Owned	Assembly of lift trucks, sale of parts and marketing operations for Brazil
	Sulligent, Alabama	Owned	Manufacture of component parts for lift trucks
Europe	Craigavon, Northern Ireland	Owned	Manufacture of lift trucks and cylinders; frame and mast fabrication for Europe
	Fleet, England	Leased	European executive center; marketing and sales operations for Hyster® and Yale® in Europe
	Irvine, Scotland	Leased	European administrative center
	Masate, Italy	Leased	Assembly of lift trucks; European warehouse development center
	Nijmegen, The Netherlands	Owned	Big trucks development center; manufacture and assembly of big trucks and component parts; European parts distribution center
Asia-Pacific	Shanghai, China	Owned(1)	Assembly of lift trucks by Shanghai Hyster joint venture, sale of parts and marketing operations of China
	Sydney, Australia	Leased	Divisional headquarters and sales and marketing for Asia-Pacific; Asia-Pacific parts distribution center
India	Pune, India	Leased	Engineering design services

(1)	This facility is owned by Shanghai Hyster Forklift Ltd., the Company’s Chinese joint venture company.
SN’s operations are supported by four facilities. SN’s headquarters are located in Obu, Japan at a facility owned by SN. The Obu facility also has assembly and distribution capabilities for lift trucks and parts. In Cavite, the Philippines and Hanoi, Vietnam, SN owns facilities for the manufacture of components for SN and the Company's products. SN also has one wholly-owned and six partially-owned dealerships in Japan.
The Company leases the facility for its one retail dealership in Singapore.

Item 3. LEGAL PROCEEDINGS
The Company is, and will likely continue to be, involved in a number of legal proceedings which the Company believes generally arise in the ordinary course of the business, given its size, history and the nature of its business and products. The Company is not a party to any material legal proceeding.
Item 4. MINE SAFETY DISCLOSURES
None.
Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
The information under this Item is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

There exists no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was elected. Each executive officer serves until his or her successor is elected and qualified.
The following tables set forth the name, age, current position and principal occupation and employment during the past five years of the Company’s executive officers. Certain executive officers of the Company listed below are also executive officers of certain of its subsidiaries.
EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions
Alfred M. Rankin, Jr.	71
Chairman, President and Chief Executive Officer of Hyster-Yale (from September 2012), Chairman, President and Chief Executive Officer of NACCO (from prior to 2008), Chairman of NMHG (from October 2008).
			Chairman of Hamilton Beach Brands, Inc. (from January 2010), Chairman of The Kitchen Collection, LLC (from January 2010), Chairman of The North American Coal Corporation (from February 2010).
Michael P. Brogan	62	President and Chief Executive Officer of NMHG (from prior to 2008).
Charles A. Bittenbender	63	Vice President, General Counsel and Secretary of Hyster-Yale (from September 2012), Vice President, General Counsel and Secretary of NMHG (from October 2008).	Vice President, General Counsel and Secretary of NACCO (from prior to 2008 to September 2012).
Brian K. Frentzko	52	Vice President, Treasurer of Hyster-Yale (from September 2012), Vice President, Treasurer of NMHG (from September 2012).	Assistant Treasurer of NMHG (from prior to 2008 to September 2012).
Jennifer M. Langer	39	Vice President, Controller of Hyster-Yale (from February 2013), Vice President, Controller of NMHG (from February 2013).
Controller of Hyster-Yale (from September 2012 to February 2013), Controller of NMHG (from January 2012 to February 2013), Director of Financial Reporting, Planning and Analysis of NACCO (from March 2011 to September 2012), Director of Financial Reporting of NACCO (from January 2008 to March 2011).

Mary D. Maloney	50	Associate General Counsel and Assistant Secretary of Hyster-Yale (from September 2012), Associate General Counsel and Assistant Secretary of NMHG (from September 2012).
Assistant General Counsel and Assistant Secretary of Hyster-Yale (from May 2012 to September 2012), Assistant General Counsel and Assistant Secretary of NACCO (from prior to 2008 to September 2012), Assistant Secretary of NMHG (from August 2011 to September 2012).

Lauren E. Miller	58	Senior Vice President, Marketing and Consulting of Hyster-Yale (from February 2013), Senior Vice President, Marketing and Consulting of NMHG (from October 2008).	Vice President, Consulting Services of NACCO (from prior to 2008 to September 2012).
Ralf A. Mock	57	Managing Director, Europe, Middle East and Africa of NMHG (from prior to 2008).
Rajiv K. Prasad	49	Vice President, Global Product Development and Manufacturing of NMHG (from January 2012).	Vice President, Global Product Development of NMHG (from prior to 2008 to January 2012).
Victoria L. Rickey	60	Vice President, Asia-Pacific of NMHG (from October 2008).	Vice President, Chief Marketing Officer of NMHG (from prior to 2008 to October 2008)
Michael E. Rosberg	63	Vice President, Global Supply Chain of NMHG (from prior to 2008).
Kenneth C. Schilling	53	Vice President, Chief Financial Officer of Hyster-Yale (from September 2012), Vice President, Chief Financial Officer of NMHG (from October 2008).	Vice President and Controller of NACCO (from prior to 2008 to September 2012).
Suzanne S. Taylor	50	Vice President, Deputy General Counsel and Assistant Secretary of Hyster-Yale (from February 2013), Vice President, Deputy General Counsel and Assistant Secretary of NMHG (from February 2013).
Deputy General Counsel and Assistant Secretary of Hyster-Yale (from September 2012 to February 2013), Deputy General Counsel and Assistant Secretary of NMHG (from September 2012 to February 2013), Associate General Counsel and Assistant Secretary of Hyster-Yale (from May 2012 to September 2012), Associate General Counsel and Assistant Secretary of NACCO (from December 2008 to September 2012), Assistant Secretary of NMHG (from August 2011 to September 2012), Vice President, General Counsel and Chief Compliance Officer, Keithley Instruments, Inc. (developer, manufacturer and marketer of electronic instruments) (from prior to 2008 to December 2008).

Colin Wilson	58	Vice President and Chief Operating Officer of NMHG (from prior to 2008); President, Americas of NMHG (from October 2008).

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's Class A common stock is traded on the New York Stock Exchange under the ticker symbol “HY.” Because of transfer restrictions, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis. The high and low market prices for the Class A common stock and dividends per share for both classes of common stock for each quarter since the spin-off from NACCO are presented in the table below:

	2012
	Sales Price
	High	Low	Cash Dividend
Fourth quarter	$49.72	$37.68	$2.25
At December 31, 2012, there were approximately 925 Class A common stockholders of record and approximately 1,000 Class B common stockholders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (October 1 to 31, 2012)	—	—	—	—
Month #2 (November 1 to 30, 2012)	—	—	—	—
Month #3 (December 1 to 31, 2012)	47,348	$46.49	47,348	$47,798,896
Total	47,348	$46.49	47,348	$47,798,896

(1)
On December 7, 2012, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock. The timing and amount of any repurchases will be determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A common stock. The share repurchase program does not require the Company to acquire any specific number of shares but it is limited to a maximum number of shares not to exceed ten percent of all Common Stock outstanding. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and will be executed through open market purchases. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of December 31, 2012, the Company had repurchased $2.2 million of Class A common stock under this program.

Table of Contents

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2012(2)	2011(2)	2010(2)	2009(2)	2008(2)(4)
	(In millions, except per share data)
Operating Statement Data:
Revenues	$2,469.1	$2,540.8	$1,801.9	$1,475.2	$2,824.3
Operating profit (loss)	$111.7	$110.0	$46.1	$(31.2)	$(344.0)
Net income (loss)	$98.1	$82.6	$32.3	$(43.2)	$(375.8)
Net (income) loss attributable to noncontrolling interest	(0.1)	—	0.1	0.1	(0.2)
Net income (loss) attributable to stockholders	$98.0	$82.6	$32.4	$(43.1)	$(376.0)

Basic earnings (loss) per share attributable to stockholders:	$5.84	$4.93	$1.95	$(2.60)	$(22.70)
Diluted earnings (loss) per share attributable to stockholders:	$5.83	$4.91	$1.94	$(2.60)	$(22.70)

Balance Sheet Data at December 31:
Total assets	$1,064.4	$1,117.0	$1,041.2	$914.1	$1,095.1
Long-term debt	$106.9	$54.6	$215.5	$229.2	$229.7
Stockholders' equity	$341.3	$296.3	$230.7	$207.1	$154.2

Cash Flow Data:
Provided by (used for) operating activities	$128.7	$54.6	$47.5	$115.9	$(27.3)
Provided by (used for) investing activities	$(19.5)	$(15.9)	$(8.5)	$5.8	$(37.5)
Provided by (used for) financing activities	$(144.4)	$(19.5)	$(24.4)	$(18.3)	$48.0

Other Data:
Cash dividends paid to NACCO	$5.0	$10.0	$5.0	$—	$—
Per share data:
Cash dividends(1)(3)	$2.25
Market value at December 31(1)	$48.80
Stockholders' equity at December 31(1)	$20.40

Actual shares outstanding at December 31(1)	16.732
Basic weighted average shares outstanding(2)	16.768	16.767	16.657	16.579	16.561
Diluted weighted average shares outstanding(2)	16.800	16.815	16.688	16.579	16.561
Total employees at December 31	5,300	5,300	5,000	4,500	5,700

(1)	This information is only included for periods subsequent to the spin-off from NACCO.

(2)
As a result of the distribution of one share of Class A Common and one share of Class B Common for each share of NACCO Class A and NACCO Class B on September 28, 2012, the earnings per share amounts and the weighted average shares outstanding for the Company have been calculated based upon doubling the relative historical basic and diluted weighted average shares outstanding of NACCO.

(3)	Includes an extraordinary dividend of $2.00 per share paid to stockholders of the Company during the fourth quarter of 2012.

(4)
During the fourth quarter of 2008, NACCO’s stock price significantly declined compared with previous periods and the market value of NACCO's equity was below its book value of tangible assets and its book value of equity. NACCO performed an interim impairment test, which indicated that goodwill and certain other intangibles were impaired at December 31, 2008. Therefore, the Company recorded a non-cash impairment charge of $351.1 million during the fourth quarter of 2008.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

OVERVIEW
Hyster-Yale Materials Handling, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company NACCO Materials Handling Group, Inc. ("NMHG"), is a leading designer, engineer, manufacturer, seller and servicer of a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names. The materials handling business historically has been cyclical because the rate of orders for lift trucks fluctuates depending on the general level of economic activity in the various industries its customers serve.
Competition in the materials handling industry is intense and is based primarily on strength and quality of dealers, brand loyalty, customer service, new lift truck sales prices, availability of products and aftermarket parts, comprehensive product line offerings, product performance, product quality and features and the cost of ownership over the life of the lift truck. The Company competes with several global manufacturers that operate in all major markets. The lift truck industry also competes with alternative methods of materials handling, including conveyor systems and automated guided vehicle systems. The Company's aftermarket parts offerings compete with parts manufactured by other lift truck manufacturers as well as companies that focus solely on the sale of generic parts.
The Company is focused on improving margins on new lift truck units, especially in the internal combustion engine business, through the introduction of new products. The Company is strategically focused on gaining market share through these new products, which meet a broad range of market applications cost effectively, and through the enhancement of its independent dealer network.

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
Critical Accounting Policies and Estimates
The discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (if any). On an ongoing basis, the Company evaluates its estimates based on historical experience, actuarial valuations and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.
The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.
Revenue recognition: Revenues are recognized based upon the terms of contracts with customers, which is generally when title transfers and risk of loss passes as customer orders are completed and shipped. For the Company's National Account customers, revenue is recognized upon customer acceptance. National Account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. Reserves for discounts and returns are maintained for anticipated future claims. The accounting policies used to develop these product discounts and returns include:
Product discounts: The Company records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. Lift truck sales revenue is recorded net of projected discounts. The estimated discount amount is based upon historical trends for each truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, the Company offers special incentives to increase retail share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained. If estimates of customer programs and incentives were one percent higher than the levels offered during 2012, the reserves for product discounts would increase and revenue would be reduced by $0.1 million. The Company's past results of operations have not been materially affected by a change in the estimate of product discounts and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Product returns: Products generally are not sold with the right of return with the exception of a small percentage of aftermarket parts. Based on historical experience, a portion of products sold are estimated to be returned which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues at the time of sale based on this historical experience and the limited right of return provided to certain customers. If future trends were to change significantly from those experienced in the past, incremental reductions to revenues may result based on this new experience. If the estimate of average return rates for each type of product sold were to increase by one percent over historical levels, the reserves for product returns would increase and revenues would be reduced by less than $0.1 million. The Company's past results of operations have not been materially affected by a change in the estimate of product returns and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.
Retirement benefit plans: The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. Pension benefits are frozen for all employees other than certain employees in the United Kingdom and The Netherlands. All other eligible employees, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans. The Company's policy is to periodically make contributions to fund the defined benefit pension plans within the range allowed by applicable regulations. The defined benefit pension plan assets consist primarily of publicly traded stocks and government and corporate bonds. There is no guarantee the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses.
The expected long-term rate of return on defined benefit plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. In establishing the expected long-term rate of return assumption for plan assets, the Company considers the historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans as well as a forward-looking rate of return. The historical and forward-looking rates of return for each of the asset classes used to determine the Company's estimated rate of return assumption were based upon the rates of return earned or expected to be earned by investments in the equivalent benchmark market indices for each of the asset classes.
Expected returns for most of the Company's pension plans are based on a calculated market-related value of assets. Under this methodology, asset gains and losses resulting from actual returns that differ from expected returns are recognized in the market-related value of assets ratably over three years.
The basis for the selection of the discount rate for each plan is determined by matching the timing of the payment of the expected obligations under the defined benefit plans against the corresponding yield of high-quality corporate bonds of equivalent maturities.

Changes to the estimate of any of these factors could result in a material change to the pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. Because the 2012 assumptions are used to calculate 2013 pension expense amounts, a one percentage-point change in the expected long-term rate of return on plan assets would result in a change in pension expense for 2013 of approximately $1.8 million for the plans. A one percentage-point increase in the discount rate would have lowered the plans’ 2013 expense by approximately $1.8 million; while a one percentage-point decrease in the discount rate would have raised the plans’ 2013 expense by approximately $1.9 million. A one percentage-point increase in the discount rate would have lowered the plans’ projected benefit obligation as of the end of 2012 by approximately $30.4 million; while a one percentage-point decrease in the discount rate would have raised the plans’ projected benefit obligation as of the end of 2012 by approximately $36.7 million. See Note 14 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of the retirement benefit plans.
Product liabilities: The Company provides for the estimated cost of personal and property damage relating to its products based on a review of historical experience and consideration of any known trends. Reserves are recorded for estimates of the costs for known claims and estimates of the costs of incidents that have occurred but for which a claim has not yet been reported to us, up to the stop-loss insurance coverage. While the Company engages in extensive product quality reviews and customer education programs, the product liability provision is affected by the number and magnitude of claims of alleged product-related injury and property damage and the cost to defend those claims. In addition, the estimates regarding the magnitude of claims are affected by changes in assumptions regarding medical costs, inflation rates and trends in damages awarded by juries. Changes in the assumptions regarding any one of these factors could result in a change in the estimate of

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

the magnitude of claims. A one percent increase in the estimate of the number of claims or the magnitude of claims would increase the product liability reserve and reduce operating profit by approximately $0.2 million. Although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change the estimates in the future.
Self-insurance liabilities: The Company is generally self-insured for product liability, environmental liability, medical claims and certain workers’ compensation claims. For product liability, catastrophic insurance coverage is retained for potentially significant individual claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management’s judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, inflation rates, medical costs and actual experience could cause estimates to change in the near term. Changes in any of these factors could materially change the estimates for these self-insurance obligations causing a related increase or decrease in reported net operating results in the period of change in the estimate.
Product warranties: The Company provides for the estimated cost of product warranties at the time revenues are recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, the warranty obligation is affected by product failure rates, labor costs and replacement component costs incurred in correcting a product failure. If actual product failure rates, labor costs or replacement component costs differ from the Company's estimates, which are based on historical failure rates and consideration of known trends, revisions to the estimate of the cost to correct product failures would be required. If the estimate of the cost to correct product failures were to increase by one percent over 2012 levels, the reserves for product warranties would increase and additional expense of $0.2 million would be incurred. The Company's past results of operations have not been materially affected by a change in the estimate of product warranties and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change the estimates in the future.
Deferred tax valuation allowances: The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. A valuation allowance has been provided against certain deferred tax assets related to non-U.S. and U.S. state jurisdictions including net operating and capital loss carryforwards. Management believes the valuation allowances are adequate after considering future taxable income, allowable carryforward periods and ongoing prudent and feasible tax planning strategies. In the event the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of the net recorded amount (including the valuation allowance), an adjustment to the valuation allowance would increase income in the period such determination was made. Conversely, should the Company determine that it would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance would be expensed in the period such determination was made. See "Financial Review - Income Taxes" and Note 13 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's income taxes.
Inventory reserves: The Company writes down inventory to the lower of cost or market, which includes an estimate for obsolescence or excess inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs. An impairment in value of one percent of net inventories would result in additional expense of approximately $3.1 million.
Allowances for doubtful accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $3.3 million.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

FINANCIAL REVIEW
The segment and geographic results of operations for the Company were as follows for the year ended December 31:

	2012	2011	2010
Revenues
Americas	$1,563.7	$1,573.4	$1,142.6
Europe	677.9	751.7	485.3
Asia-Pacific	227.5	215.7	174.0
	$2,469.1	$2,540.8	$1,801.9
Operating profit (loss)
Americas	$75.6	$86.0	$49.3
Europe	31.6	21.9	1.1
Asia-Pacific	4.5	2.1	(4.3)
	$111.7	$110.0	$46.1

Interest expense	$12.4	$15.8	$16.6
Other income	$(5.8)	$(7.3)	$(4.6)
Net income attributable to stockholders	$98.0	$82.6	$32.4
Effective income tax rate	6.7%	18.6%	5.3%
2012 Compared with 2011
The following table identifies the components of change in revenues for 2012 compared with 2011:

Revenues
2011	$2,540.8
Increase (decrease) in 2012 from:
Foreign currency	(70.6)
Unit volume and product mix	(26.3)
Other	(13.6)
Unit price	28.8
Parts	10.0
2012	$2,469.1

Revenues decreased 2.8% to $2,469.1 million in 2012 compared with $2,540.8 million in 2011, primarily as a result of unfavorable foreign currency movements as the euro and Brazilian real weakened against the U.S. dollar, a decline in unit volume primarily in Europe and lower other revenue. These items were partially offset by an increase in sales of higher-priced trucks, primarily in Europe, as well as the favorable effect of unit price increases implemented in 2011 and early 2012, primarily in Europe and the Americas. Worldwide new unit shipments decreased to 76,917 units in 2012 from shipments of 79,671 units in 2011. In addition, the Company had full year market share improvements in the Americas and Asia-Pacific compared with 2011, however; in Europe, fourth quarter improvements did not offset market share weakness earlier in 2012.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table identifies the components of change in operating profit for 2012 compared with 2011:

Operating Profit
2011	$110.0
Increase (decrease) in 2012 from:
Gross profit	14.4
Other	5.0
Foreign currency	3.4
Other selling, general and administrative expenses	(21.1)
2012	$111.7

The Company recognized operating profit of $111.7 million in 2012 compared with $110.0 million in 2011 and operating margin of 4.5% in 2012 compared with 4.3% in 2011. The improvement in operating profit was primarily due to higher gross profit as a result of the favorable effect of price increases and a favorable shift in sales mix to higher-margin products and markets, partially offset by an increase in manufacturing costs as well as material cost increases in 2012. Gross margin improved to 16.3% in 2012 from 15.1% in 2011. Although operating profit was favorably affected by the improvement in gross profit, this improvement was partially offset by higher selling, general and administrative expenses primarily as a result of higher employee-related expenses, mainly attributable to hiring additional employees to support strategic initiatives in 2012 compared with 2011.

The Company recognized net income attributable to stockholders of $98.0 million in 2012 compared with $82.6 million in 2011. The increase was primarily the result of the favorable effect of lower income tax expense as a result of the release of $10.7 million of certain portions of previously recorded valuation allowances related to the Company's U.S. state and Australian deferred tax assets and the release of $1.7 million of deferred tax liabilities provided for unremitted foreign earnings. See "Financial Review - Income Taxes" for additional information. In addition, lower interest expense from lower borrowings and lower interest rates and the factors affecting operating profit also contributed to the increase in net income attributable to stockholders. These items were partially offset by the ineffectiveness of certain interest rate swap contracts as a result of the Company refinancing its debt in the second quarter of 2012.
Backlog
Worldwide backlog level was approximately 27,300 units at December 31, 2012 compared with approximately 24,700 units at December 31, 2011 and approximately 25,600 units at September 30, 2012.
2011 Compared with 2010
The following table identifies the components of change in revenues for 2011 compared with 2010:

Revenues
2010	$1,801.9
Increase (decrease) in 2011 from:
Unit volume and product mix	607.5
Foreign currency	63.3
Unit price	52.9
Other	29.0
Parts	26.6
Sale of certain operations	(40.4)
2011	$2,540.8
Revenues increased 41.0% to $2,540.8 million in 2011 compared with $1,801.9 million in 2010, primarily as a result of a significant increase in unit volume in all geographic markets, favorable foreign currency movements primarily as the euro and Australian dollar strengthened against the U.S. dollar, the favorable effect of unit price increases implemented in late 2010 and

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

early 2011, mainly in the Americas and Europe, and an increase in parts volume, primarily in the Americas. The increase in revenue was slightly offset by the sale of certain retail and rental operations in Australia and Europe in 2010. Worldwide new unit shipments increased in 2011 to 79,671 units from shipments of 60,014 units in 2010.
The following table identifies the components of change in operating profit for 2011 compared with 2010:

Operating Profit
2010	$46.1
Increase (decrease) in 2011 from:
Restructuring programs	(1.9)
Loss on sale of certain operations	6.1
50.3
Gross profit	132.3
Other	0.8
Other selling, general and administrative expenses	(52.2)
Foreign currency	(21.2)
2011	$110.0

The Company recognized operating profit of $110.0 million in 2011 compared with $46.1 million in 2010. The increase was primarily due to improved gross profit as a result of higher sales volumes on units and parts, the favorable effect of price increases, which fully offset material cost increases, and lower manufacturing variances due to higher production levels in 2011. The increase in gross profit was partially offset by higher selling, general and administrative expenses, mainly due to higher employee-related expenses resulting from the full restoration in 2011 of compensation and benefits, which were only partially restored in 2010, and an unfavorable change in foreign currency primarily from the absence of deferred gains on foreign currency exchange contracts recognized in earnings during 2010 and the weakening of the U.S. dollar against the euro.

The Company recognized net income attributable to stockholders of $82.6 million in 2011 compared with $32.4 million in 2010. The increase was primarily a result of the improvement in operating profit.
Income taxes
The income tax provision includes U.S. federal, state and local, and foreign income taxes. In determining the effective income tax rate, the Company analyzes various factors, including annual earnings, the laws of taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits, net operating loss carryforwards and capital loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain items with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the effective income tax rate.
Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards on a taxing jurisdiction basis. The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which it expects the temporary differences to be recovered or paid.
The authoritative guidance for income taxes requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) such assets will not be realized. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations.
The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required. During 2008 and continuing into 2009, significant downturns were experienced in the Company's major markets. The significant decrease in the

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

operations, and certain actions taken by management to reduce its manufacturing capacity to more appropriate levels, resulted in a three-year cumulative loss for the Company's Australian, certain European and U.S. operations. As a result, valuation allowances against deferred tax assets for these operations were provided.
The Company's operations emerged from a three-year cumulative loss with respect to its Australian, certain European and U.S. taxing jurisdictions during 2012. The Company has evaluated all the evidence with respect to the realization of the deferred tax assets in these taxing jurisdictions. Based upon the scheduling of deferred temporary differences, the projection of future taxable income in each taxing jurisdiction and the assessment of economic risks impacting each of these specific geographic regions, the Company determined that certain portions of both the U.S. state and Australian deferred tax assets are realizable and meet the more likely than not threshold for a release of the associated valuation allowance. Accordingly, the full-year 2012 income tax provision contains a net release of valuation allowance of $10.7 million, $10.0 million of which is included in the fourth quarter 2012 income tax provision, primarily with respect to its U.S. state and Australian deferred tax assets. As a result of the review of the evidence, it continues to be the Company's view that the continuing economic uncertainty in the European markets in which the Company participates prevents it from determining that the deferred tax assets in the European operations are more likely than not to be realized. As such, the Company continues to provide a valuation allowance against certain European deferred tax assets.
The establishment or release of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the use of loss carryforwards or other deferred tax assets in future periods. The tax net operating losses that comprise the Australian and a substantial portion of the European deferred tax assets do not expire under local law and the U.S. state taxing jurisdictions provide for a carryforward period of up to 20 years.
A reconciliation of the consolidated federal statutory and effective income tax is as follows for the years ended December 31:

	2012	2011	2010
Income before income taxes	$105.1	$101.5	$34.1
Statutory taxes at 35%	$36.8	$35.5	$11.9
Discrete items:
Valuation allowance	(10.7)	—	—
Unremitted foreign earnings	(1.7)	—	1.3
Settlements	0.1	(1.0)	(5.0)
Sale of foreign investments	—	—	(2.4)
Change in tax law	—	—	(2.4)
Other	0.5	(1.2)	2.5
	(11.8)	(2.2)	(6.0)
Other permanent items:
Valuation allowance	(9.0)	(6.7)	9.2
Foreign tax rate differential	(9.6)	(8.8)	(12.2)
State income taxes	1.8	2.0	—
Other	(1.2)	(0.9)	(1.1)
	(18.0)	(14.4)	(4.1)
Income tax provision	$7.0	$18.9	$1.8
Effective income tax rate	6.7%	18.6%	5.3%

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The effect of discrete items is as follows:
During the fourth quarter of 2012, the Company determined that certain of its deferred tax assets in both its U.S. state and Australian operations now meet the more likely than not threshold for recognition which resulted in the release of the valuation allowance provisions against those deferred tax assets.
During the second quarter of 2012, the Company received approval from the Internal Revenue Service for an election regarding the U.S. tax treatment of contributions to certain of the Company's non-U.S. pension plans. As a result of the approval, the Company released $2.1 million of the deferred tax liability provided for unremitted foreign earnings.
During 2010, the Company recognized a tax benefit for the reduction in a required reserve for uncertain tax positions related to foreign tax law changes which reduced the statute of limitations for certain items. Additionally, the Company effectively settled its U.S. federal tax audits for the 2005 and 2006 tax years resulting in a reduction in the reserve for uncertain tax positions. The reductions in uncertain tax positions were also the result of the lapse of the applicable statutes of limitation in certain U.S. and non-U.S. taxing jurisdictions.
During 2010, the Company sold investments in subsidiaries in Australia and Europe. Due to the difference between the book basis and tax basis of the investments in each subsidiary, the Company recognized tax benefits related to the sales during 2010.
In addition to the effect of discrete items, the income tax provision is affected by permanent items, which are included in the effective income tax rate. In 2012 and 2011, the effective income tax rate included amounts for the reversal of valuation allowances that were no longer required as a result of the utilization of net operating loss deferred tax assets. In 2010, the effective income tax rate included amounts for additional valuation allowances related to incremental deferred tax assets generated for which the realization was uncertain. The effective income tax rate is also affected by foreign income taxed at lower rates and additional U.S. state income taxes.
On January 2, 2013 the American Taxpayer Relief Act of 2012 ("ATRA") was signed into law. Some of the provisions of ATRA were retroactive to January 1, 2012, including the research and development tax credit. The effective income tax rate in the table above reflects the tax law that was in place as of December 31, 2012. If ATRA had been enacted prior to January 1, 2013, the Company's consolidated income tax expense would have been reduced by approximately $0.8 million. The Company expects the $0.8 million tax benefit will be reflected in income tax expense in the first quarter of 2013 as a discrete tax event. The additional research and development tax credit for 2013 will be included in the Company's computation of its estimated annual effective tax rate.
See Note 13 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of income taxes.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2012	2011	Change
Operating activities:
Net income	$98.1	$82.6	$15.5
Depreciation and amortization	28.0	31.3	(3.3)
Other	(17.2)	8.7	(25.9)
Working capital changes:
Accounts receivable	27.2	(59.3)	86.5
Inventories	0.4	(37.8)	38.2
Accounts payable and other liabilities	(6.0)	29.8	(35.8)
Other	(1.8)	(0.7)	(1.1)
Net cash provided by operating activities	128.7	54.6	74.1

Investing activities:
Expenditures for property, plant and equipment	(19.8)	(16.5)	(3.3)
Proceeds from the sale of assets	0.3	0.5	(0.2)
Other	—	0.1	(0.1)
Net cash used for investing activities	(19.5)	(15.9)	(3.6)

Cash flow before financing activities	$109.2	$38.7	$70.5

Net cash provided by operating activities increased $74.1 million in 2012 compared with 2011 primarily as a result of the change in working capital and the increase in net income, partially offset by the change in other operating activities. During 2011, working capital was significantly affected as sales continued to recover from the low levels experienced in 2009 and, as a result, accounts receivable, inventory and accounts payable increased. The change in other operating activities was primarily due to a change in deferred taxes from the release of valuation allowances in 2012 as discussed in "Financial Review - Income Taxes".

Net cash used for investing activities increased primarily as a result of an increase in expenditures for property, plant and equipment in 2012 compared with 2011.

	2012	2011	Change
Financing Activities:
Net reductions of long-term debt and revolving credit agreements	$(91.1)	$(9.3)	$(81.8)
Cash dividends paid to stockholders	(37.8)	—	(37.8)
Cash dividends paid to NACCO	(5.0)	(10.0)	5.0
Financing fees paid	(6.8)	—	(6.8)
Purchase of treasury shares	(2.2)	—	(2.2)
Stock issuance costs	(1.5)	—	(1.5)
Other	—	(0.2)	0.2
Net cash used for financing activities	$(144.4)	$(19.5)	$(124.9)

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The increase in net cash used for financing activities during 2012 compared with 2011 was primarily due to the refinancing of the Company's previous term loan agreement, cash dividends paid to stockholders, including a special dividend of $2.00 per share paid in December 2012, financing fees paid for the amendment to the Facility (defined below) and the refinancing of the previous term loan, as well as stock issuance costs paid in 2012, partially offset by lower cash dividends paid to NACCO.
Financing Activities

The Company has a $200.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in March 2017. There were no borrowings outstanding under the Facility at December 31, 2012. The excess availability under the Facility, at December 31, 2012, was $191.3 million, which reflects reductions of $8.7 million for letters of credit. The obligations under the Facility are guaranteed by substantially all domestic subsidiaries and, in the case of foreign borrowings, foreign subsidiaries. The obligations under the Facility are secured by a first lien on all domestic personal property and assets other than intellectual property, plant, property and equipment (all such property and assets, the “ABL Collateral”) and a second lien on all intellectual property, plant, property and equipment (the “Term Loan Collateral”). The approximate book value of assets held as collateral under the Facility was $680 million as of December 31, 2012.

The maximum availability under the Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the Facility. A portion of the availability can be denominated in British pounds or euros. Borrowings bear interest at a floating rate which can be a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective December 31, 2012, for domestic base rate loans and LIBOR loans were 0.75% and 1.75%, respectively. The domestic and foreign floating rates of interest applicable to the Facility on December 31, 2012 were 4.00% and a range of 2.25% to 3.00%, respectively, including the applicable floating rate margin. The applicable margin, effective December 31, 2012, for foreign overdraft loans was 2.00%. The Facility also requires the payment of a fee of 0.375% to 0.50% per annum on the unused commitment based on the average daily outstanding balance during the preceding month. At December 31, 2012, the fee was 0.50%.

The Facility includes restrictive covenants, which, among other things, limit the payment of dividends. If the minimum availability threshold, as defined in the Facility, is between twenty percent and thirty percent, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.10 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the Facility, is greater than or equal to thirty percent, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. At December 31, 2012, the Company was in compliance with the covenants in the Facility.

On June 22, 2012, NMHG entered into a new term loan agreement (the “Term Loan”) that provides for term loans up to an aggregate principal amount of $130.0 million, which mature in December 2017. The proceeds of the Term Loan, together with available cash on hand, were used to repay NMHG's previous term loan entered into in 2006. The Term Loan requires quarterly payments of $4.6 million through September 2017 with the balance of the loan being due in full in December 2017. At December 31, 2012, there was $120.8 million outstanding under the Term Loan.

The obligations under the Term Loan are guaranteed by substantially all of NMHG’s domestic subsidiaries. The obligations under the Term Loan are secured by a first lien on the Term Loan Collateral and a second lien on the ABL Collateral. The approximate book value of assets held as collateral under the Term Loan was $680 million as of December 31, 2012.

Outstanding borrowings under the Term Loan bear interest at a floating rate which can be, at NMHG’s option, a base rate plus a margin of 3.00% or LIBOR with a 1.00% floor, as defined in the Term Loan, plus a margin of 4.00%. The weighted average interest rate on the amount outstanding under the Term Loan at December 31, 2012 was 5.00%.

The Term Loan includes restrictive covenants, which, among other things, limit the payment of dividends. If the minimum availability threshold, as defined in the Facility, is between twenty percent and thirty percent, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.10 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Facility, is greater than or equal to thirty percent, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. At December 31, 2012, NMHG was in compliance with the covenants in the Term Loan.

The Company incurred fees and expenses of $6.8 million in 2012 related to the Facility and the Term Loan. These fees were deferred and are being amortized as interest expense over the term of the agreements.

In addition to the amount outstanding under the Term Loan, the Company had borrowings of approximately $14.8 million of other debt at December 31, 2012.

The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in March 2017.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table summarizing the contractual obligations as of December 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter
Term Loan	$120.8	$18.5	$18.5	$18.5	$18.5	$46.8	$—
Variable interest payments on Term Loan	18.5	5.6	4.7	3.7	2.8	1.7	—
Other debt	14.8	14.6	0.2	—	—	—	—
Variable interest payments on other debt	5.9	1.5	1.1	1.1	1.1	1.1	—
Capital lease obligations including principal and interest	7.4	2.7	2.6	2.1	—	—	—
Operating leases	31.5	11.6	7.7	4.1	2.6	1.6	3.9
Purchase and other obligations	442.6	426.1	4.4	5.0	4.7	—	2.4
Total contractual cash obligations	$641.5	$480.6	$39.2	$34.5	$29.7	$51.2	$6.3
We have a long-term liability of approximately $7.2 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2012. At this time, we are unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of the Company's audits.
An event of default, as defined in the agreements governing the Facility, the Term Loan, other revolving credit facilities, and in operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated under these agreements.
The Company's interest payments are calculated based upon the anticipated payment schedule and the December 31, 2012 LIBOR rate and applicable margins, as defined in the Term Loan and other debt. Since LIBOR is currently below the 1.00% LIBOR floor in the Term Loan, it can increase up to 1.00% before the estimated interest payments on the Term Loan will change. A 1/8% increase in the LIBOR rate would increase the Company's estimated total interest payments on other debt by less than $0.1 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.

Pension funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company's funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. We expect to contribute approximately $2.2 million and $3.6 million to the Company's U.S. and non-U.S. pension plans, respectively, in 2013.

In addition, we have recourse and repurchase obligations with a maximum undiscounted potential liability of $146.5 million at December 31, 2012. Recourse and repurchase obligations primarily represent contingent liabilities assumed by us to support

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

financing agreements made between the Company's customers and third-party finance companies for the customer’s purchase of lift trucks from us. For these transactions, we generally retain a perfected security interest in the lift truck, such that we would take possession of the lift truck in the event we would become liable under the terms of the recourse and repurchase obligations. Generally, these commitments are due upon demand in the event of default by the customer. The security interest is normally expected to equal or exceed the amount of the commitment. To the extent we would be required to provide funding as a result of these commitments, we believe the value of the Company's perfected security interest and amounts available under existing credit facilities are adequate to meet these commitments in the foreseeable future.
The amount of the recourse or repurchase obligations increases and decreases over time as obligations under existing arrangements expire and new obligations arise in the ordinary course of business. Losses anticipated under the terms of the recourse or repurchase obligations were not significant at December 31, 2012 and reserves have been provided for such losses in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. See also “Related Party Transactions” below.
Capital Expenditures
Planned expenditures of $60.2 million in 2013 are primarily for a new facility in Brazil, improvements at manufacturing locations, improvements to information technology infrastructure and product development. The principal sources of financing for these capital expenditures are expected to be internally generated funds, bank borrowings and the anticipated proceeds from the sale of the current Brazil facility. Actual expenditures were $19.8 million in 2012 and $16.5 million in 2011.
Capital Structure

	December 31
	2012	2011	Change
Cash and cash equivalents	$151.3	$184.9	$(33.6)
Other net tangible assets	333.1	338.2	(5.1)
Net assets	484.4	523.1	(38.7)
Total debt	(142.2)	(226.0)	83.8
Total equity	$342.2	$297.1	$45.1
Debt to total capitalization	29%	43%	(14)%
RELATED PARTY TRANSACTIONS

The Company has a 20% ownership interest in NMHG Financial Services, Inc. (“NFS”), a joint venture with General Electric Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. The Company’s ownership in NFS is accounted for using the equity method of accounting.
Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster® and Yale® lift trucks from dealers, customers and directly from the Company, such that NFS could provide lease financing to dealers and customers, for the years ended December 31, 2012, 2011 and 2010 were $395.3 million, $337.3 million and $243.9 million, respectively. Of these amounts, $72.5 million, $38.7 million and $23.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, were invoiced directly from the Company to NFS so that the dealer or customer could obtain financing from NFS. Amounts receivable from NFS were $7.0 million and $4.9 million at December 31, 2012 and 2011, respectively.
Under the terms of the joint venture agreement with GECC, the Company provides recourse for financing provided by NFS to the Company's dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing recourse or repurchase obligations for lift trucks purchased by customers and financed through NFS. At December 31, 2012, approximately $108.6 million of the Company’s recourse or repurchase obligations of $146.5 million related to transactions with NFS. The Company has reserved for losses under the terms of the recourse or repurchase obligations in its consolidated financial statements. Historically, the Company has not had significant losses with respect to

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

these obligations. During 2012, 2011 and 2010, the net losses resulting from customer defaults did not have a material impact on the Company’s results of operations or financial position.
In connection with the joint venture agreement, the Company also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that the Company would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2012, loans from GECC to NFS totaled $531.6 million. Although the Company's contractual guarantee was $106.3 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which the Company guarantees $108.6 million. Excluding the $108.6 million of NFS receivables guaranteed by the Company from NFS’ loans to GECC, the Company’s incremental obligation as a result of this guarantee to GECC is $84.6 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, the Company is not aware of any circumstances that would cause NFS to default in future periods.
In addition to providing financing to the Company’s dealers, NFS provides operating lease financing to the Company. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain of the Company's customers whereby the Company sells lift trucks to NFS, the Company leases these lift trucks back under an operating lease agreement and the Company subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $5.0 million and $6.0 million at December 31, 2012 and 2011, respectively. In addition, the Company provides certain subsidies to its customers that are paid directly to NFS. Total subsidies were $1.5 million, $1.4 million and $4.0 million for 2012, 2011 and 2010, respectively.
The Company provides certain services to NFS for which it receives compensation under the terms of the joint venture agreement. These services consist primarily of administrative functions and remarketing services. Total income recorded by the Company related to these services was $14.1 million in 2012, $7.3 million in 2011 and $5.0 million in 2010.
The Company has a 50% ownership interest in Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a limited liability company that was formed in 1970 primarily to manufacture and distribute Sumitomo-Yale branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, the Company accounts for its ownership in SN using the equity method of accounting. The Company purchases, under normal trade terms based on current market prices, products from SN for sale outside of Japan. In 2012, 2011 and 2010, purchases from SN were $86.0 million, $105.5 million and $66.9 million, respectively. Amounts payable to SN at December 31, 2012 and 2011 were $20.6 million and $21.6 million, respectively.
During 2010, the Company recognized $1.1 million in expenses related to payments to SN for engineering design services. No expenses were recognized for these services in 2012 or 2011. Additionally, the Company recognized income of $1.3 million,$1.6 million and $1.2 million during 2012, 2011 and 2010, respectively, for payments from SN for use of technology developed by the Company.
OUTLOOK
The overall global market is expected to grow moderately in 2013 compared with 2012, driven primarily by increased volumes in the Americas, principally as a result of moderate growth in Brazil and Latin America, and moderate growth in the Asia-Pacific and Middle East and Africa markets. Europe is expected to continue to decline, mainly as a result of Western Europe macro-economic conditions. In the context of these market conditions and expected increases in market share, the Company anticipates an overall increase in shipments and parts volumes in all markets in 2013 compared with 2012, with the majority of this increase driven by the Americas.
The Company anticipates moderate increases in material costs in 2013. Price increases implemented in 2012 and proposed for 2013 are expected generally to offset these anticipated higher material costs in 2013. Although commodity costs stabilized in 2012, these markets are highly volatile and remain sensitive to changes in the global economy and the Company will continue to monitor economic conditions and the resulting effects on costs to determine the need for future price increases.
The Company expects a moderate decline in operating profit in 2013 compared with 2012, with lower operating profit in the first half of 2013 compared with the prior year somewhat offset by slight improvements in the second half of the year. An

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

increase in operating expenses, as a result of increases in marketing and employee-related costs put in place over the course of 2012 to support the Company's five strategic initiatives and the full year effect of incremental public company costs the Company will incur as a standalone public entity, is expected to more than offset an expected increase in gross profit as a result of increased sales volumes. Net income in 2013 is expected to decline compared with 2012 as a result of the absence of the $10.7 million valuation allowance release taken in 2012, an expected higher effective income tax rate primarily because the Company will record the effect of U.S. state and Australian income taxes in 2013 and future years, a shift in income from Europe to the Americas and the moderate decline in operating profit.
Full-year 2013 geographic segment results are expected to improve in the Americas segment, which includes the North America, Latin America and Brazil markets, but decrease significantly in the Europe segment, which includes the Middle East and Africa markets. Within Europe, the anticipated decline in the Western European market and the absence in 2013 of the significant benefit gained in 2012 from currency hedging are expected to contribute to the decline in the Europe segment results. Cash flow before financing activities in 2013 is expected to decline moderately compared with 2012 as the Company anticipates an increase in capital expenditures in 2013.
Over time, the Company is focused on gaining market share as well as improving margins on new lift truck units, especially in its internal combustion engine business, through the execution of five strategic initiatives: (1) understanding customer needs at the product and aftermarket levels in order to create and provide a differentiated, full range of product and service solutions for specific industry applications, (2) offering the lowest cost of ownership by utilizing the Company's understanding of customers' major cost drivers and developing solutions that consistently lower cost of ownership and create a differentiated competitive position, (3) improving the Company's warehouse market position through enhancing dealer and customer support, adding products, increasing incentives, and implementing programs to increase focus on key customers, (4) enhancing independent distribution by implementing programs aimed at broadening account coverage of the market, expanding the Company's dual-brand ownership strategy, and ensuring dealer excellence in all areas of the world, and (5) expanding in Asian markets by offering products geared to the needs of these markets, enhancing distribution excellence and focusing on strategic alliances with local partners in China, India and Japan.
In order to meet specific application needs of its customer, the Company is focusing on developing utility, standard and premium products. To this end, the Company has development programs underway for its electric-rider, warehouse, internal combustion engine and big truck product lines. The electric-rider lift truck program is designed to bring a full line of newly designed products to market. The Company launched the 4 to 5 ton electric-rider truck in Europe in July 2012 and expects to launch the final model in the electric-rider lift truck program - the 4 to 5 ton cushion tire electric-rider truck - in the Americas in the first quarter of 2013. The Company also expects to introduce a new European Reach Truck for the warehouse industry in the fourth quarter of 2013.
In mid-2011, the Company introduced into certain Latin American markets a new range of UTILEV®-branded lift trucks, which meet the needs of lower-intensity users. This new UTILEV®-branded series of internal combustion engine utility lift trucks was gradually introduced into global markets during 2012, and is expected to continue to gain market position in 2013. The Company currently offers only 1 to 3 ton internal combustion engine UTILEV® lift truck models and one model for both Hyster® and Yale® of the standard internal combustion engine lift truck for medium-duty applications. In 2013, the Company expects to begin expanding the UTILEV® lift truck series. The Company also expects to add more trucks to the standard model series in future years.
All of these new products are expected to improve revenues and enhance operating margins, as well as help increase customer satisfaction. In addition, stricter diesel emission regulations for new trucks began to go into effect in 2011 and will be fully in effect by 2015 in certain global markets. The Company has begun to launch and expects to continue to launch lift truck series over this period that will meet these new emission requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2011, the FASB issued authoritative guidance on the offsetting of assets and liabilities, which is effective for the Company on January 1, 2013. The guidance requires additional disclosures regarding offsetting arrangements of balance sheet derivatives to enable financial statement users to understand the effect of these arrangements on a company’s financial position. The Company is currently evaluating the effect the adoption of the guidance will have on its disclosures.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

In February 2013, the FASB issued authoritative guidance on the presentation requirements for reclassifications out of accumulated other comprehensive income (loss), which is effective for the Company on January 1, 2013. The Company is currently evaluating the effect the adoption of the guidance will have on its disclosures.

EFFECTS OF FOREIGN CURRENCY

The Company operates internationally and enters into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating profit and net income are addressed in the previous discussions of operating results. The Company's use of foreign currency derivative contracts is discussed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-K.

FORWARD-LOOKING STATEMENTS

The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) reduction in demand for lift trucks and related aftermarket parts and service on a global basis, (2) the ability of dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (3) customer acceptance of pricing, (4) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which the Company operates and/or sells products, (6) delays in manufacturing and delivery schedules, (7) bankruptcy of or loss of major dealers, retail customers or suppliers, (8) customer acceptance of, changes in the costs of, or delays in the development of new products, (9) introduction of new products by, or more favorable product pricing offered by, competitors, (10) product liability or other litigation, warranty claims or returns of products, (11) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives and (12) changes mandated by federal, state and other regulation, including health, safety or environmental legislation.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
The Company has entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. To reduce the exposure to changes in the market rate of interest, the Company has entered into interest rate swap agreements for a significant portion of its future floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. See also Note 2 and Note 7 to the Consolidated Financial Statements in this Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair value of the Company's interest rate swap agreements was a liability of $0.7 million at December 31, 2012. A hypothetical 10% decrease in interest rates would cause an increase in the fair value of interest rate swap agreements and the resulting fair value would be a liability of $0.9 million.
FOREIGN CURRENCY EXCHANGE RATE RISK
The Company operates internationally and enters into transactions denominated in foreign currencies. As such, the Company's financial results are subject to the variability that arises from exchange rate movements. The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require the companies to buy or sell euros, British pounds, Japanese yen, Swedish kroner, Australian dollars and Mexican pesos for its functional currency at rates agreed to at the inception of the contracts. The fair value of these contracts was a net asset of $3.9 million at December 31, 2012. See also Notes 2 and Note 7 to the Consolidated Financial Statements in this Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at December 31, 2012, the fair value of foreign currency-sensitive financial instruments, which primarily represents forward foreign currency exchange contracts, would be decreased by $0.4 million compared with its fair value at December 31, 2012. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Form 10-K and is hereby incorporated herein by reference to such information.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2012.

Item 9A. CONTROLS AND PROCEDURES
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
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.
Changes in internal control: During the fourth quarter of 2012, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. OTHER INFORMATION
None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2013 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Director Nominee Information,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2013 Proxy Statement under the heading “Business to be Transacted — 1. Election of Directors — Directors’ Meetings and Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers and holders of more than ten percent of the Company's equity securities will be set forth in the 2013 Proxy Statement under the subheading “Business to be Transacted — 1. Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
Information regarding the executive officers of the Company is included in this Form 10-K as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
Information with respect to compensation committee interlocks and insider participation in compensation decisions will be set forth in the 2013 Proxy Statement under the heading "Business to be Transacted — 1. Election of Directors — Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.
The Company has adopted a code of ethics applicable to all Company personnel, including the principal executive officer, principal financial officer, principal accounting officer and controller, or other persons performing similar functions. The code of ethics, entitled the “Code of Corporate Conduct,” is posted on the Company's website at www.hyster-yale.com under “Corporate Governance.” Amendments and waivers of the Company's Code of Corporate Conduct for directors or executive officers of the Company, if any, will be disclosed on the Company's website or on a current report on Form 8-K.
Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2013 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Director Compensation” and “— Executive Compensation,” which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2013 Proxy Statement under the heading “Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.
Information with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance will be set forth in the 2013 Proxy Statement under the subheading “Business to be Transacted — 1. Election of Directors — Equity Compensation Plan Information," which information is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to director independence, certain relationships and related transactions will be set forth in the 2013 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Directors’ Meetings and Committees” and “— Certain Business Relationships,” which information is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2013 Proxy Statement under the heading “Business to be Transacted — 7. Confirmation of Appointment of the Independent Registered Public Accounting Firm of the Company for the Current Fiscal Year,” which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) The response to Item 15(a)(1) and (2) is set forth beginning at page F-1 of this Form 10-K.
(a) (3) Listing of Exhibits — See the exhibit index beginning at page X-1 of this Form 10-K.
(b) The response to Item 15(b) is set forth beginning at page X-1 of this Form 10-K.
(c) Financial Statement Schedule — The response to Item 15(c) is set forth beginning at page F-34 of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.
By:	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Vice President and Chief Financial Officer (principal financial and accounting officer)

February 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr.	Chairman, President and Chief Executive Officer (principal executive officer)	February 19, 2013
Alfred M. Rankin, Jr.

/s/ Kenneth C. Schilling	Vice President and Chief Financial Officer (principal financial and accounting officer)	February 19, 2013
Kenneth C. Schilling

* J.C. Butler, Jr.	Director	February 19, 2013
J.C. Butler, Jr.

* Carolyn Corvi	Director	February 19, 2013
Carolyn Corvi

* John P. Jumper	Director	February 19, 2013
John P. Jumper

* Dennis W. LaBarre	Director	February 19, 2013
Dennis W. LaBarre

* Claiborne R. Rankin	Director	February 19, 2013
Claiborne R. Rankin

* Michael E. Shannon	Director	February 19, 2013
Michael E. Shannon

* Britton T. Taplin	Director	February 19, 2013
Britton T. Taplin

* Eugene Wong	Director	February 19, 2013
Eugene Wong

* Kenneth C. Schilling, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Kenneth C. Schilling	February 19, 2013
Kenneth C. Schilling, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(c)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2012
HYSTER-YALE MATERIALS HANDLING, INC.
CLEVELAND, OHIO

FORM 10-K
ITEM 15(a)(1) AND (2)
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
The following consolidated financial statements of Hyster-Yale Materials Handling, Inc. and Subsidiaries are incorporated by reference in Item 8:
The following consolidated financial statement schedule of Hyster-Yale Materials Handling, Inc. and Subsidiaries are included in Item 15(c):

Schedule II — Valuation and Qualifying Accounts	F-34
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Hyster-Yale Materials Handling, Inc.
We have audited the accompanying consolidated balance sheets of Hyster-Yale Materials Handling, Inc. and Subsidiaries (collectively “the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hyster-Yale Materials Handling, Inc. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 19, 2013

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2012	2011	2010
	(In millions, except per share data)
Revenues	$2,469.1	$2,540.8	$1,801.9
Cost of sales	2,065.9	2,157.3	1,522.1
Gross Profit	403.2	383.5	279.8
Operating Expenses
Selling, general and administrative expenses	291.6	273.3	229.5
Loss on sale of businesses	—	—	4.0
Loss on sale of assets	0.1	0.2	2.1
Restructuring reversals	(0.2)	—	(1.9)
	291.5	273.5	233.7
Operating Profit	111.7	110.0	46.1
Other (income) expense
Interest expense	12.4	15.8	16.6
(Income) loss from unconsolidated affiliates	(5.6)	(6.0)	(2.3)
Other, net	(0.2)	(1.3)	(2.3)
	6.6	8.5	12.0
Income Before Income Taxes	105.1	101.5	34.1
Income tax provision	7.0	18.9	1.8
Net Income	98.1	82.6	32.3
Net (income) loss attributable to noncontrolling interest	(0.1)	—	0.1
Net Income Attributable to Stockholders	$98.0	$82.6	$32.4

Basic Earnings per Share Attributable to Stockholders	$5.84	$4.93	$1.95
Diluted Earnings per Share Attributable to Stockholders	$5.83	$4.91	$1.94

Comprehensive Income	$89.6	$70.6	$13.0
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2012	2011	2010
	(In millions)
Net Income	$98.1	$82.6	$32.3
Other comprehensive income (loss)
Foreign currency translation adjustment	(1.5)	(13.4)	(7.8)
Current period cash flow hedging activity, net of $3.3 tax expense in 2012, $0.3 tax benefit in 2011 and $2.5 tax benefit in 2010	4.1	1.6	(2.4)
Reclassification of hedging activities into earnings, net of $1.7 tax expense in 2012, $2.2 tax expense in 2011 and $2.7 tax expense in 2010	(5.9)	8.5	(11.1)
Current period pension adjustment, net of $2.2 tax benefit in 2012, $4.1 tax benefit in 2011, and $1.2 tax benefit in 2010	(11.4)	(14.2)	(2.9)
Reclassification of pension into earnings, net of $1.2 tax expense in 2012, $1.0 tax expense in 2011 and $1.0 tax expense in 2010	6.3	5.5	4.8
Comprehensive Income	$89.7	$70.6	$12.9
Other comprehensive income (loss) attributable to noncontrolling interest
Net (income) loss attributable to noncontrolling interest	(0.1)	—	0.1
Comprehensive Income Attributable to Stockholders	$89.6	$70.6	$13.0
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2012	2011
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$151.3	$184.9
Accounts receivable, net of allowances of $10.9 in 2012 and $7.1 in 2011	329.2	363.8
Tax advances, NACCO	—	4.5
Inventories, net	308.6	309.0
Deferred income taxes	10.5	7.2
Prepaid expenses and other	32.2	29.0
Total Current Assets	831.8	898.4
Property, Plant and Equipment, Net	146.1	147.1
Long-term Deferred Income Taxes	16.0	9.5
Other Non-current Assets	70.5	62.0
Total Assets	$1,064.4	$1,117.0
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$285.9	$296.7
Accounts payable, affiliates	20.6	21.4
Current maturities of long-term debt	35.3	171.4
Accrued payroll	47.1	42.6
Accrued warranty obligations	30.3	31.3
Deferred revenue	11.3	9.9
Other current liabilities	76.6	87.9
Total Current Liabilities	507.1	661.2
Long-term Debt	106.9	54.6
Self-insurance Liabilities	16.5	16.7
Pension Obligations	50.9	51.7
Other Long-term Liabilities	40.8	35.7
Total Liabilities	722.2	819.9
Stockholders’ Equity
Common stock:
Common stock, par value $0.01 per share, no shares outstanding (2011 - 100 shares outstanding)	—	—
Class A, par value $0.01 per share, 12,099,535 shares outstanding (2011 - no shares outstanding)	0.1	—
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 4,632,243 shares outstanding (2011 - no shares outstanding)	0.1	—
Capital in excess of par value	163.8	165.8
Capital surplus available for dividends	142.2	185.0
Retained earnings (deficit)	95.1	(2.9)
Accumulated other comprehensive loss	(60.0)	(51.6)
Total Stockholders’ Equity	341.3	296.3
Noncontrolling Interest	0.9	0.8
Total Equity	342.2	297.1
Total Liabilities and Equity	$1,064.4	$1,117.0
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2012	2011	2010
	(In millions)
Operating Activities
Net income	$98.1	$82.6	$32.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.0	31.3	33.9
Amortization of deferred financing fees	1.9	1.5	1.3
Deferred income taxes	(13.6)	8.6	(1.1)
Restructuring reversals	(0.2)	—	(1.9)
Loss on sale of assets	0.1	0.2	2.1
Loss on sale of businesses	—	—	4.0
Stock-based compensation	1.3	—	—
Other non-current liabilities	(2.4)	(13.8)	(22.7)
Other	(4.3)	12.2	(8.9)
Working capital changes, net of business dispositions:
Accounts receivable	27.2	(59.3)	(91.9)
Inventories	0.4	(37.8)	(83.1)
Other current assets	(1.8)	(0.7)	(3.8)
Accounts payable	(5.0)	14.6	150.6
Other liabilities	(1.0)	15.2	36.7
Net cash provided by operating activities	128.7	54.6	47.5
Investing Activities
Expenditures for property, plant and equipment	(19.8)	(16.5)	(12.1)
Proceeds from the sale of assets	0.3	0.5	0.6
Proceeds from the sale of businesses	—	—	3.0
Other	—	0.1	—
Net cash used for investing activities	(19.5)	(15.9)	(8.5)
Financing Activities
Additions to long-term debt	151.9	16.6	17.0
Reductions of long-term debt	(243.0)	(21.7)	(37.6)
Net additions (reductions) to revolving credit agreements	—	(4.2)	4.3
Cash dividends paid	(37.8)	—	—
Cash dividends paid to NACCO	(5.0)	(10.0)	(5.0)
Financing fees paid	(6.8)	—	(3.1)
Stock issuance costs	(1.5)	—	—
Purchase of treasury shares	(2.2)	—	—
Other	—	(0.2)	—
Net cash used for financing activities	(144.4)	(19.5)	(24.4)
Effect of exchange rate changes on cash	1.6	(3.8)	(8.3)
Cash and Cash Equivalents
Increase (decrease) for the year	(33.6)	15.4	6.3
Balance at the beginning of the year	184.9	169.5	163.2
Balance at the end of the year	$151.3	$184.9	$169.5
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Capital Surplus Available for Dividends	Retained Earnings (Deficit)	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In millions)
Balance, January 1, 2010	$—	$—	$150.2	$195.0	$(117.9)	$35.9	$6.7	$(62.8)	$207.1	$0.5	$207.6
Net income attributable to stockholders	—	—	—	—	32.4	—	—	—	32.4	—	32.4
Cash dividends to NACCO	—	—	—	(5.0)	—	—	—	—	(5.0)	—	(5.0)
Capital contribution from NACCO	—	—	16.0	—	—	—	—	—	16.0	—	16.0
Current period other comprehensive loss	—	—	—	—	—	(7.8)	(2.4)	(2.9)	(13.1)	—	(13.1)
Reclassification adjustment to net income	—	—	—	—	—	—	(11.1)	4.8	(6.3)	—	(6.3)
Noncontrolling interest share of contributions to joint venture	—	—	(0.4)	—	—	—	—	—	(0.4)	0.4	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, December 31, 2010	$—	$—	$165.8	$190.0	$(85.5)	$28.1	$(6.8)	$(60.9)	$230.7	$0.8	$231.5

Net income attributable to stockholders	—	—	—	—	82.6	—	—	—	82.6	—	82.6
Cash dividends to NACCO	—	—	—	(5.0)	—	—	—	—	(5.0)	—	(5.0)
Current period other comprehensive income (loss)	—	—	—	—	—	(13.4)	1.6	(14.2)	(26.0)	—	(26.0)
Reclassification adjustment to net income	—	—	—	—	—	—	8.5	5.5	14.0	—	14.0
Balance, December 31, 2011	$—	$—	$165.8	$185.0	$(2.9)	$14.7	$3.3	$(69.6)	$296.3	$0.8	$297.1

Issuance of common stock	0.1	0.1	—	—	—	—	—	—	0.2	—	0.2
Stock-based compensation	—	—	1.3	—	—	—	—	—	1.3	—	1.3
Capital contribution from NACCO	—	—	0.6	—	—	—	—	—	0.6	—	0.6
Stock issuance costs	—	—	(1.7)	—	—	—	—	—	(1.7)	—	(1.7)
Purchase of treasury shares	—	—	(2.2)	—	—	—	—	—	(2.2)	—	(2.2)
Net income attributable to stockholders	—	—	—	—	98.0	—	—	—	98.0	—	98.0
Cash dividends to NACCO	—	—	—	(5.0)	—	—	—	—	(5.0)	—	(5.0)
Cash dividends on Class A and Class B common stock: $2.25 per share	—	—	—	(37.8)	—	—	—	—	(37.8)	—	(37.8)
Current period other comprehensive income (loss)	—	—	—	—	—	(1.5)	4.1	(11.4)	(8.8)	—	(8.8)
Reclassification adjustment to net income	—	—	—	—	—	—	(5.9)	6.3	0.4	—	0.4
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, December 31, 2012	$0.1	$0.1	$163.8	$142.2	$95.1	$13.2	$1.5	$(74.7)	$341.3	$0.9	$342.2
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 1—Principles of Consolidation and Nature of Operations
The consolidated financial statements include the accounts of Hyster-Yale Materials Handling, Inc., a Delaware corporation, and its majority-owned domestic and international subsidiaries (“Hyster-Yale” or the “Company”) formerly known as NMHG Holding Co. Shanghai Hyster Forklift Ltd., a 75% owned joint venture in China is included in the consolidated financial statements. All significant intercompany accounts and transactions among the consolidated companies are eliminated in consolidation.
The Company, through its wholly owned operating subsidiary, NACCO Materials Handling Group, Inc. ("NMHG"), designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, the Philippines, The Netherlands, Italy, Japan, Vietnam, Brazil and China. The sale of service parts represents approximately 13%, 13% and 17% of total revenues as reported for 2012, 2011 and 2010, respectively.

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
Investments in Sumitomo-NACCO Materials Handling Company, Ltd. (“SN”), a 50% owned joint venture, and NMHG Financial Services, Inc. (“NFS”), a 20% owned joint venture, are accounted for by the equity method. SN operates manufacturing facilities in Japan, the Philippines and Vietnam from which the Company purchases certain components and lift trucks. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. NFS is a joint venture with General Electric Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. National Account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The Company’s percentage share of the net income or loss from its equity investments is reported on the line “Income (loss) from unconsolidated affiliates” in the “Other income (expense)” portion of the Consolidated Statements of Operations.

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
Inventories:  Inventories are stated at the lower of cost or market. Cost is determined under the last-in, first-out (“LIFO”) method primarily for manufactured inventories, including service parts, in the United States. The first-in, first-out (“FIFO”) method is used with respect to all other inventories. Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Property, Plant and Equipment, Net:  Property, plant and equipment are recorded at cost. Depreciation and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, over their estimated useful lives using the straight-line method. Buildings are generally depreciated using a 20, 40 or 50-year life, improvements to land and buildings are depreciated over estimated useful lives ranging up to 40 years and equipment is depreciated over estimated useful lives ranging from three to 15 years. Capital grants received for the acquisition of equipment are recorded as reductions of the related equipment cost and reduce future depreciation expense. Repairs and maintenance costs are expensed when incurred.
Long-Lived Assets:  The Company periodically evaluates long-lived assets for impairment when changes in circumstances or the occurrence of certain events indicate the carrying amount of an asset may not be recoverable. Upon identification of indicators of impairment, the Company evaluates the carrying value of the asset by comparing the estimated future undiscounted cash flows generated from the use of the asset and its eventual disposition with the asset’s net carrying value. If the carrying value of an asset is considered impaired, an impairment charge is recorded for the amount that the carrying value of the long-lived asset exceeds its fair value. Fair value is estimated as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Restructuring Reserves:  Restructuring reserves reflect estimates related to employee-related costs, lease termination costs and other exit costs. Lease termination costs include remaining payments due under existing lease agreements after the cease-use date, less estimated sublease income and any lease termination fees. Other exit costs include costs to move equipment and costs incurred to close a facility. Actual costs could differ from management estimates, resulting in additional expense or the reversal of previously recorded expenses.
Self-insurance Liabilities:  The Company is generally self-insured for product liability, environmental liability, and medical and workers’ compensation claims. For product liability, catastrophic insurance coverage is retained for potentially significant individual claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, legal defense costs, inflation rates, medical costs and actual experience could cause estimates to change in the near term.
Revenue Recognition:  Revenues are recognized based upon the terms of contracts with customers, which is generally when title transfers and risk of loss passes as customer orders are completed and shipped. For National Account customers, revenue is recognized upon customer acceptance.
Products generally are not sold with the right of return with the exception of a small percentage of aftermarket parts. Based on the Company’s historical experience, a portion of such aftermarket parts sold is estimated to be returned and, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues at the time of the sale based upon this historical experience and the limited right of return provided to the Company’s dealers.
The Company also records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. Lift truck sales revenue is recorded net of estimated discounts. The estimated discount amount is based upon historical trends for each lift truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, the Company offers special incentives to increase retail share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained. Additionally, the Company provides for the estimated cost of product warranties at the time revenues are recognized.
Advertising Costs:  Advertising costs are expensed as incurred. Total advertising expense was $9.0 million, $10.3 million and $8.0 million in 2012, 2011 and 2010, respectively.
Product Development Costs:  Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $67.5 million, $61.3 million and $48.6 million in 2012, 2011 and 2010, respectively.
Shipping and Handling Costs:  Shipping and handling costs billed to customers are recognized as revenue and shipping and handling costs incurred by the Company are included on the line “Cost of sales” within the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Taxes Collected from Customers and Remitted to Governmental Authorities:  The Company collects various taxes and fees as an agent in connection with the sale of products and remits these amounts to the respective taxing authorities. These taxes and fees have been presented on a net basis in the Consolidated Statements of Operations and are recorded as an asset or liability until received by or remitted to the respective taxing authority.
Stock Compensation: The Company has stock compensation plans for a limited number of executives that allows the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding them for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) five years after the participant's retirement date, (ii) ten years from the award date, or (iii) the participant's death or permanent disability. Pursuant to the plans, the Company issued 27,742 shares related to the year ended December 31, 2012. After the issuance of these shares, there are 822,258 shares of Class A common stock available for issuance under these plans. Compensation expense related to these share awards was $1.1 million ($0.7 million net of tax) for the year ended December 31, 2012. Compensation expense represents fair value based on the market price of the shares of Class A common stock at the grant date.
The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the non-employee directors’ annual retainer is paid in restricted shares of Class A common stock. For the year ended December 31, 2012, $17,250 of the non-employee directors’ fourth quarter retainer of $31,250 was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date on which the director has both retired from the Board of Directors and reached 70 years of age. Pursuant to this plan, the Company issued 3,232 shares related to the years ended December 31, 2012. After the issuance of these shares, there were 96,768 shares of Class A common stock available for issuance under this plan. Compensation expense related to these awards was $0.2 million ($0.1 million net of tax) for the year ended December 31, 2012. Compensation expense represents fair value based on the market price of the shares of Class A common stock at the grant date.
Foreign Currency:  Assets and liabilities of foreign operations are translated into U.S. dollars at the fiscal year-end exchange rate. The related translation adjustments are recorded as a separate component of equity, except for the Company’s Mexican operations. The U.S. dollar is considered the functional currency for the Company’s Mexican operations and, therefore, the effect of translating assets and liabilities from the Mexican peso to the U.S. dollar is recorded in results of operations. Revenues and expenses of all foreign operations are translated using average monthly exchange rates prevailing during the year.
During 2010, the Company sold certain of its operations in Australia and Europe, which resulted in the release of the accumulated foreign currency translation adjustment of $7.1 million.
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
The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. The Company offsets fair value amounts related to foreign currency exchange contracts executed with the same counterparty. These contracts hedge firm commitments and forecasted transactions relating to cash flows associated with sales, purchases and intercompany accounts denominated in currencies other than the subsidiaries’ functional currencies. Changes in the fair value of forward foreign currency exchange contracts that are effective as hedges are recorded in accumulated other comprehensive income (loss) (“OCI”). Deferred gains or losses are reclassified from OCI to the Consolidated Statements of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in cost of sales. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and recognized in cost of sales.
The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings are predominately based upon the three-month LIBOR (London Interbank Offered Rate). Changes in the fair value of interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the Consolidated Statements of Operations in the same period as the gains or losses from the underlying transactions are recorded and are recognized in interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and included on the line “Other” in the Consolidated Statements of Operations.
Interest rate swap agreements and forward foreign currency exchange contracts held by the Company which qualified as hedges have been designated as hedges of forecasted cash flows. The Company does not currently hold any nonderivative instruments designated as hedges or any derivatives designated as fair value hedges.
The Company periodically enters into foreign currency exchange contracts that do not meet the criteria for hedge accounting. These derivatives are used to reduce the Company’s exposure to foreign currency risk related to forecasted purchase or sales transactions or forecasted intercompany cash payments or settlements. Gains and losses on these derivatives are included on the line “Other” in the “Other income (expense)” section of the Consolidated Statements of Operations.
Cash flows from hedging activities are reported in the Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations.
See Note 7 for further discussion of derivative financial instruments.
Capital Surplus:  During 2009, the Company’s board of directors authorized the transfer of $200 million of equity from Capital in Excess of Par Value to Capital Surplus Available for Dividends. The remaining balance is available for the Company to pay dividends, when declared by the Company’s board of directors, in accordance with the state laws of Delaware.
Recently Issued Accounting Standards
Accounting Standards Adopted in 2012:
On January 1, 2012, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurement. The guidance resulted in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. generally accepted accounting principles and International Financial Reporting Standards. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations, cash flows or related disclosures.

On January 1, 2012, the Company adopted authoritative guidance issued by the FASB on the presentation of comprehensive income. The guidance provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations, cash flows or related disclosures.

Accounting Standards Not Yet Adopted:
In December 2011, the FASB issued authoritative guidance on the offsetting of assets and liabilities, which is effective for the Company on January 1, 2013. The guidance requires additional disclosures regarding offsetting arrangements of balance sheet derivatives to enable financial statement users to understand the effect of these arrangements on a company’s financial position. The Company is currently evaluating the effect the adoption of the guidance will have on its disclosures.
In February 2013, the FASB issued authoritative guidance on the presentation requirements for reclassifications out of accumulated other comprehensive income (loss), which is effective for the Company on January 1, 2013. The Company is currently evaluating the effect the adoption of the guidance will have on its disclosures.
Reclassification:  Certain amounts in the prior period’s audited consolidated financial statements have been reclassified to conform to the current period’s presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 3—Restructuring and Related Programs
During 2009, management approved a plan to close its facility in Modena, Italy and consolidate its activities into its facility in Masate, Italy. These actions were taken to further reduce manufacturing capacity to more appropriate levels. As a result, the Company recognized a charge of approximately $5.6 million during 2009 of which $5.3 million related to severance and $0.3 million related to lease impairment. During 2010, $1.9 million of the accrual was reversed as a result of a reduction in the expected amount to be paid to former employees due to the finalization of an agreement with the Italian government. During 2012, $0.2 million of the accrual was reversed as a result of a reduction in the expected number of employees receiving severance payments. Severance payments of $0.6 million and $0.5 million were made during 2012 and 2011, respectively. Payments of $1.4 million and $0.3 million were made for severance and lease termination, respectively, during 2010. No further charges or payments related to this plan are expected.
During 2008 and 2009, based on the decline in economic conditions, management reduced its number of employees worldwide. As a result, the Company recognized a charge of approximately $6.3 million in 2008 and $3.4 million in 2009 related to severance. In addition, $1.1 million of the accrual was reversed during 2009 as a result of a reduction in the expected amount paid to employees. Severance payments of $0.1 million, $0.5 million and $1.5 million were made during 2012, 2011 and 2010, respectively. Payments related to this restructuring program are expected to be made through early 2013. No further charges related to this plan are expected.

Following is the detail of the cash charges related to the programs:

	Total charges expected to be incurred	Charges incurred prior to 2010	Reversals incurred in 2010	Reversals incurred in 2012
Americas
Severance	$3.3	$3.3	$—	$—
Other	1.3	1.3	—	—
	4.6	4.6	—	—
Europe
Severance	13.9	16.0	(1.9)	(0.2)
Lease impairment	0.3	0.3	—	—
	14.2	16.3	(1.9)	(0.2)
Asia-Pacific
Severance	2.4	2.4	—	—
Lease impairment	0.5	0.5	—	—
Other	0.1	0.1	—	—
	3.0	3.0	—	—
Total charges (reversals)	$21.8	$23.9	$(1.9)	$(0.2)
Following is the activity related to the liability for the programs. Amounts for severance expected to be paid within one year are included on the line “Accrued Payroll”.

Severance
Balance at January 1, 2011	$2.4
Payments	(1.0)
Balance at December 31, 2011	1.4
Payments	(0.7)
Reversal	(0.2)
Balance at December 31, 2012	$0.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 4—Inventories
Inventories are summarized as follows:

	December 31
	2012	2011
Finished goods and service parts	$170.1	$160.3
Raw materials and work in process	189.9	198.8
Total manufactured inventories	360.0	359.1
LIFO reserve	(51.4)	(50.1)
	$308.6	$309.0
The cost of certain manufactured inventories, including service parts, has been determined using the LIFO method. At December 31, 2012 and 2011, 52% and 51%, respectively, of total inventories were determined using the LIFO method.

NOTE 5—Property, Plant and Equipment, Net
Property, plant and equipment, net includes the following:

	December 31
	2012	2011
Land and land improvements	$17.2	$17.1
Plant and equipment	510.2	493.1
Property, plant and equipment, at cost	527.4	510.2
Allowances for depreciation and amortization	(381.3)	(363.1)
	$146.1	$147.1

Total depreciation and amortization expense on property, plant and equipment was $28.0 million, $31.3 million and $33.9 million during 2012, 2011, and 2010, respectively.

NOTE 6—Current and Long-Term Financing
The following table summarizes available and outstanding borrowings:

	December 31
	2012	2011
Total outstanding borrowings:
Revolving credit agreements	$—	$—
Capital lease obligations and other	21.4	13.4
Term loan agreement	120.8	212.6
Total debt outstanding	$142.2	$226.0
Current portion of borrowings outstanding	$35.3	$171.4
Long-term portion of borrowings outstanding	$106.9	$54.6
Total available borrowings, net of limitations, under revolving credit agreements	$220.1	$151.4
Unused revolving credit agreements	$220.1	$151.4
Weighted average stated interest rate on total borrowings	5.0%	2.3%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements)	5.1%	5.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Annual maturities of total debt, excluding capital leases, are as follows:

2013	$33.1
2014	18.7
2015	18.5
2016	18.5
2017	46.8
$135.6
Interest paid on total debt was $11.1 million, $14.2 million and $15.3 million during 2012, 2011 and 2010, respectively.
The Company's primary financing is provided by a $200.0 million secured, floating-rate revolving credit facility (the “Facility”) that expires in March 2017. There were no borrowings outstanding under the Facility at December 31, 2012. The excess availability under the Facility, at December 31, 2012, was $191.3 million, which reflects reductions of $8.7 million for letters of credit. The obligations under the Facility are guaranteed by substantially all domestic subsidiaries and, in the case of foreign borrowings, foreign subsidiaries. The obligations under the Facility are secured by a first lien on all domestic personal property and assets other than intellectual property, plant, property and equipment (all such property and assets, the “ABL Collateral”) and a second lien on all intellectual property, plant, property and equipment (the “Term Loan Collateral”). The approximate book value of assets held as collateral under the Facility was $680 million as of December 31, 2012.
The maximum availability under the Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the Facility. A portion of the availability can be denominated in British pounds or euros. Borrowings bear interest at a floating rate which can be a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective December 31, 2012, for domestic base rate loans and LIBOR loans were 0.75% and 1.75%, respectively. The domestic and foreign floating rates of interest applicable to the Facility on December 31, 2012 were 4.00% and a range of 2.25% to 3.00%, respectively, including the applicable floating rate margin. The applicable margin, effective December 31, 2012, for foreign overdraft loans was 2.00%. The Facility also requires the payment of a fee of 0.375% to 0.50% per annum on the unused commitment based on the average daily outstanding balance during the preceding month. At December 31, 2012, the fee was 0.50%.
The Facility includes restrictive covenants, which, among other things, limit the payment of dividends. If the minimum availability threshold, as defined in the Facility, is between twenty percent and thirty percent, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.10 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the Facility, is greater than or equal to thirty percent, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. At December 31, 2012, the Company was in compliance with the covenants in the Facility.
On June 22, 2012, NMHG entered into a new term loan agreement (the “Term Loan”) that provides for term loans up to an aggregate principal amount of $130.0 million, which mature in December 2017. The proceeds of the Term Loan, together with available cash on hand, were used to repay NMHG’s previous term loan entered into in 2006. The Term Loan requires quarterly payments of $4.6 million through September 2017 with the balance of the loan being due in full in December 2017. At December 31, 2012, there was $120.8 million outstanding under the Term Loan.
The obligations under the Term Loan are guaranteed by substantially all of NMHG’s domestic subsidiaries. The obligations under the Term Loan are secured by a first lien on the Term Loan Collateral and a second lien on the ABL Collateral. The approximate book value of assets held as collateral under the Term Loan was $680 million as of December 31, 2012, which includes the book value of the assets securing the Facility.

Outstanding borrowings under the Term Loan bear interest at a floating rate which can be, at NMHG’s option, a base rate plus a margin of 3.00% or LIBOR with a 1.00% floor, as defined in the Term Loan, plus a margin of 4.00%. The weighted average interest rate on the amount outstanding under the Term Loan at December 31, 2012 was 5.00%.

The Term Loan includes restrictive covenants, which, among other things, limit the payment of dividends. If the minimum availability threshold, as defined in the Facility, is between twenty percent and thirty percent, the Company may pay dividends

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.10 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the Facility, is greater than or equal to thirty percent, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. At December 31, 2012, NMHG was in compliance with the covenants in the Term Loan.
The Company incurred fees and expenses of $6.8 million in 2012 related to the amended and restated Facility and the Term Loan. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements.

In addition to the amount outstanding under the Term Loan, the Company had other borrowings of approximately $14.8 million at December 31, 2012. In addition to the excess availability under the Facility, the Company had remaining availability of $28.8 million related to other foreign revolving credit agreements.

NOTE 7—Financial Instruments and Derivative Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account Company credit risk, which is Level 2 as defined in the fair value hierarchy. At December 31, 2012, the book value and fair value of revolving credit agreements and long-term debt, excluding capital leases, was $135.6 million and $135.6 million, respectively. At December 31, 2011, the book value and fair value of revolving credit agreements and long-term debt, excluding capital leases, was $225.4 million and $223.3 million, respectively.
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
Derivative Financial Instruments
The Company measures its derivatives at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the fair value hierarchy. The Company uses a present value technique that incorporates the LIBOR swap curve, foreign currency spot rates and foreign currency forward rates to value its derivatives, including its interest rate swap agreements and foreign currency exchange contracts, and also incorporates the effect of its Company and counterparty credit risk into the valuation.
Foreign Currency Derivatives:  The Company held forward foreign currency exchange contracts with a total notional amount of $428.7 million at December 31, 2012, primarily denominated in euros, British pounds, Japanese yen, Swedish kroner, Australian dollars, Mexican pesos and Brazilian real. The Company held forward foreign currency exchange contracts with total notional amounts of $395.6 million at December 31, 2011, primarily denominated in euros, British pounds, Japanese yen, Swedish kroner, Australian dollars and Mexican pesos. The fair value of these contracts approximated a net asset of $3.9 million and $4.8 million at December 31, 2012 and 2011, respectively.
For the years ended December 31, 2012 and 2011, there was no ineffectiveness of forward foreign currency exchange contracts that qualify for hedge accounting. Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuation December 31, 2012, $1.8 million of the amount of net deferred gain included in OCI at December 31, 2012 is expected to be reclassified into the Consolidated Statements of Operations over the next twelve months, as the transactions occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Interest Rate Derivatives: The Company has interest rate swap agreements that hedge interest payments on its three-month LIBOR borrowings. The following table summarizes the notional amounts, related rates and remaining terms of active interest rate swap agreements at December 31, 2012 and December 31, 2011:

Notional Amount		Average Fixed Rate
DECEMBER 31 2012	DECEMBER 31 2011	DECEMBER 31 2012	DECEMBER 31 2011	Remaining Term at December 31, 2012
$36.0	$204.5	4.2%	4.5%	Extending to February 2013

In addition to the active interest rate swap agreements reflected in the table, at December 31, 2012, the Company holds certain contracts that begin in December 31, 2014 and extend to December 31, 2018 for a notional amount of $100.0 million. The fair value of all interest rate swap agreements was a net liability of $0.7 million and $5.7 million at December 31, 2012 and December 31, 2011, respectively.

In connection with the refinancing of the term loan during the second quarter of 2012, the Company determined that the hedged forecasted transactions associated with its interest rate swap agreements were no longer probable of occurring. As such, the Company recognized a loss of $1.4 million in the second quarter of 2012 related to the ineffectiveness of certain of its interest rate swap agreements. Any additional charges related to these interest rate swap agreements are immediately recognized in earnings. These expenses are recorded in the Consolidated Statements of Operations on the line “Other.”
The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2012	2011	Balance sheet location	2012	2011
Derivatives designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$—	$4.3
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	0.4	1.4
Foreign currency exchange contracts
Current	Prepaid expenses and other	6.6	7.7	Prepaid expenses and other	2.7	2.4
	Other current liabilities	1.4	1.3	Other current liabilities	1.2	2.1
Total derivatives designated as hedging instruments		$8.0	$9.0		$4.3	$10.2
Derivatives not designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$0.4	$—
Long-term	Other non-current assets	0.1	—	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	1.7	1.4	Prepaid expenses and other	1.2	0.8
	Other current liabilities	0.6	0.2	Other current liabilities	1.3	0.5
Total derivatives not designated as hedging instruments		$2.4	$1.6		$2.9	$1.3
Total derivatives		$10.4	$10.6		$7.2	$11.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table summarizes the pre-tax impact of derivative instruments for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011	2010		2012	2011	2010		2012	2011	2010
Interest rate swap agreements	$(0.3)	$(1.1)	$(5.5)	Interest expense	$(2.9)	$(8.6)	$(8.3)	Other	$(1.7)	$—	$—
Foreign currency exchange contracts	7.7	2.4	0.6	Cost of sales	8.8	(2.1)	16.7	N/A	—	—	—
Total	$7.4	$1.3	$(4.9)		$5.9	$(10.7)	$8.4		$(1.7)	$—	$—

Derivatives Not Designated as Hedging Instruments						Location of Gain or (Loss) Recognized in Income on Derivative			Amount of Gain or (Loss) Recognized in Income on Derivative
									2012	2011	2010
Interest rate swap agreements						Other			$(0.1)	$—	$—
Foreign currency exchange contracts						Other			(2.6)	(1.4)	(3.6)
Total									$(2.7)	$(1.4)	$(3.6)

NOTE 8—Leasing Arrangements
The Company leases certain office, manufacturing and warehouse facilities and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2022. Many leases include renewal and/or fair value purchase options.
Future minimum capital and operating lease payments at December 31, 2012 are:

	Capital Leases	Operating Leases
2013	$2.7	$11.6
2014	2.6	7.7
2015	2.1	4.1
2016	—	2.6
2017	—	1.6
Subsequent to 2017	—	3.9
Total minimum lease payments	7.4	$31.5
Amounts representing interest	0.8
Present value of net minimum lease payments	6.6
Current maturities	2.2
Long-term capital lease obligation	$4.4
Rental expense for all operating leases was $14.4 million, $15.5 million and $21.1 million for 2012, 2011 and 2010, respectively. The Company also recognized $2.6 million, $2.8 million and $7.6 million for 2012, 2011 and 2010, respectively, in rental income on subleases of equipment under operating leases in which it was the lessee. These subleases were primarily related to lift trucks in which the Company records revenues over the term of the lease in accordance with the rental agreements with its customers. The sublease rental income for these lift trucks is included in “Revenues” and the related rent expense is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

included in “Cost of sales” in the Consolidated Statements of Operations for each period. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of December 31, 2012 are $4.8 million.
Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2012	2011
Plant and equipment	$10.6	$5.1
Less accumulated amortization	3.0	1.8
	$7.6	$3.3
Amortization of plant and equipment under capital leases is included in depreciation expense.
Capital lease obligations of $7.3 million, $0.7 million and $0.5 million were incurred in connection with lease agreements to acquire plant and equipment during 2012, 2011 and 2010, respectively.

NOTE 9—Contingencies

Various legal and regulatory proceedings and claims have been or may be asserted against the Company relating to the conduct of its business, including product liability, environmental and other claims. These proceedings and claims are incidental to the ordinary course of business. Management believes that it has meritorious defenses and will vigorously defend the Company in these actions. Any costs that management estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount can be reasonably estimated. Although the ultimate disposition of these proceedings is not presently determinable, management believes, after consultation with its legal counsel, that the likelihood is remote that material costs will be incurred in excess of accruals already recognized.

NOTE 10—Guarantees

Under various financing arrangements for certain customers, including independently owned retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at December 31, 2012 and December 31, 2011 were $146.5 million and $179.1 million, respectively. As of December 31, 2012, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event it would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at December 31, 2012 was approximately $165.7 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities in which it has provided recourse or repurchase obligations. As of December 31, 2012, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, based upon the economic environment, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $34.1 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $7.5 million as of December 31, 2012. The $34.1 million is included in the $146.5 million of total amounts subject to recourse or repurchase obligations at December 31, 2012.

NOTE 11—Product Warranties

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
In addition, the Company sells extended warranty agreements, which provide a warranty for an additional two to five years or up to 2,400 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The Company also maintains a quality enhancement program under which it provides for specifically identified field product improvements in its warranty obligation. Accruals under this program are determined based on estimates of the potential number of claims to be processed and the cost of processing those claims based on historical costs.
The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim.
Changes in the current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

	2012	2011
Balance at January 1	$43.8	$35.9
Current year warranty expense	29.7	36.9
Payments made	(29.3)	(28.5)
Foreign currency effect	0.1	(0.5)
Balance at December 31	$44.3	$43.8

NOTE 12—Common Stock and Earnings per Share
The Company's Class A common stock is traded on the New York Stock Exchange under the ticker symbol “HY.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company's Class A common stock and Class B common stock have the same cash dividend rights per share. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2012 was 125 million shares and 35 million shares, respectively. Treasury shares of Class A common stock totaling 47,348 at December 31, 2012 have been deducted from shares outstanding.
Stock Compensation: See Note 2 for a discussion of the Company's restricted stock awards.
Earnings per Share: For purposes of calculating earnings per share, no adjustments have been made to the reported amounts of net income attributable to stockholders. In addition, basic and diluted earnings per share for Class A common stock are the same as Class B common stock. The weighted average number of shares of Class A common stock and Class B common stock outstanding used to calculate basic and diluted earnings per share were as follows:

	2012	2011	2010
Basic weighted average shares outstanding	16.768	16.767	16.657
Dilutive effect of restricted stock awards	0.032	0.048	0.031
Diluted weighted average shares outstanding	16.800	16.815	16.688
Basic earnings per share	$5.84	$4.93	$1.95
Diluted earnings per share	$5.83	$4.91	$1.94
As a result of the distribution of one share of Class A common stock and one share of Class B common stock for each share of NACCO Class A common stock and NACCO Class B common stock on September 28, 2012, the earnings per share amounts and the weighted average shares outstanding for the Company have been calculated based upon doubling the relative historical basic and diluted weighted average shares outstanding of NACCO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 13—Income Taxes
The components of income before income taxes and provision for income taxes for the years ended December 31 are as follows:

	2012	2011	2010
Income (loss) before income taxes
Domestic	$46.6	$34.6	$(24.3)
Foreign	58.5	66.9	58.4
	$105.1	$101.5	$34.1
Income tax provision
Current tax provision (benefit):
Federal	$15.3	$2.8	$(6.8)
State	1.2	0.3	(0.1)
Foreign	4.1	7.2	9.8
Total current	20.6	10.3	2.9
Deferred tax provision (benefit):
Federal	(1.3)	10.5	(1.5)
State	(7.2)	—	0.1
Foreign	(5.1)	(1.9)	0.3
Total deferred	(13.6)	8.6	(1.1)
	$7.0	$18.9	$1.8
The Company made income tax payments of $17.2 million, $15.6 million and $10.3 million during 2012, 2011 and 2010, respectively. Income tax refunds of $1.5 million, $8.0 million and $31.2 million were issued to the Company during 2012, 2011 and 2010, respectively.
A reconciliation of the federal statutory and effective income tax rate for the year ended December 31 is as follows:

	2012	2011	2010
Income before income taxes	$105.1	$101.5	$34.1
Statutory taxes at 35.0%	$36.8	$35.5	$11.9
Valuation allowance	(19.7)	(9.9)	9.1
Foreign statutory rate differences	(9.9)	(8.7)	(14.1)
Equity interest earnings	(1.6)	(1.9)	(0.4)
Unremitted foreign earnings	(1.1)	1.5	1.7
R&D and other federal credits	(0.7)	(0.7)	(0.5)
State income taxes	2.0	2.6	(0.5)
Non-deductible expenses	0.8	0.7	0.2
Tax controversy resolution	0.1	0.1	(5.5)
Other	0.3	(0.3)	(0.1)
Income tax provision	$7.0	$18.9	$1.8
Effective income tax rate	6.7%	18.6%	5.3%

As of December 31, 2012, the cumulative unremitted earnings of the Company's non-U.S. subsidiaries are approximately $272 million. The Company repatriated earnings of its European subsidiaries of $50 million and $28 million in 2012 and 2010, respectively. There were no repatriations in 2011. The Company estimates that approximately $25 million to $35 million of unremitted foreign earnings will be repatriated in the foreseeable future. As a result of this determination, the Company has provided a deferred tax liability with respect to these earnings of $8.2 million at December 31, 2012. The Company has continued to conclude that predominantly all remaining foreign earnings in excess of this amount will be indefinitely reinvested in its non-U.S. operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

is impracticable to determine the total amount of unrecognized deferred taxes with respect to these permanently reinvested earnings; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.
A detailed summary of the total deferred tax assets and liabilities in the Company's Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2012	2011
Deferred tax assets
Accrued expenses and reserves	$30.6	$31.5
Accrued pension benefits	14.3	15.1
Tax attribute carryforwards	44.3	50.3
Other employee benefits	8.2	6.5
Other	0.6	4.3
Total deferred tax assets	98.0	107.7
Less: Valuation allowance	47.1	62.5
	50.9	45.2
Deferred tax liabilities
Depreciation	7.9	11.6
Inventories	8.3	8.1
Unremitted earnings	8.2	8.8
Total deferred tax liabilities	24.4	28.5
Net deferred tax asset	$26.5	$16.7
The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2012
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$28.9	$23.2	2013-Indefinite
State losses	5.7	1.1	2013-2030
State and Non-U.S. Capital losses	9.7	9.7	2014-Indefinite
Total	$44.3	$34.0

	December 31, 2011
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$34.3	$34.3	2012-Indefinite
State losses	7.2	7.2	2012-2030
State and Non-U.S. Capital losses	8.8	8.8	2014-Indefinite
Total	$50.3	$50.3
The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required. A valuation allowance is required where realization is determined to no longer meet the more likely than not standard. During 2008 and continuing into 2009, significant downturns were experienced in the Company's major markets. The significant decrease in the operations, and certain actions taken by management to reduce the Company's manufacturing capacity to more appropriate levels, resulted in a three-year cumulative loss for the Australian, certain European and U.S. operations. As a result, valuation allowances against deferred tax assets for these operations were provided.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The establishment of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or other deferred tax assets in future periods. The tax net operating losses that comprise the Australian and a substantial portion of the European deferred tax assets do not expire under local law and the U.S. state taxing jurisdictions provide for a carryforward period of up to 20 years.
The Company's operations emerged from a three-year cumulative loss with respect to its Australian, certain European and U.S. taxing jurisdictions during 2012. The Company has evaluated all the positive and negative evidence with respect to the realization of the deferred tax assets in these taxing jurisdictions. Based upon the scheduling of deferred temporary differences, the projection of future taxable income in each taxing jurisdiction and the assessment of economic risks impacting each of these specific geographic regions, the Company determined that certain portions of both the U.S. state and Australian deferred tax assets are realizable and meet the more likely than not threshold for a release of the associated valuation allowance. Accordingly, the income tax provision contains a net release of valuation allowance of $10.7 million, primarily with respect to its U.S. state and Australian deferred tax assets. As a result of the review of positive and negative evidence, it continues to be the Company's view that the continuing economic uncertainty in the European markets in which the Company participates prevents it from determining that the deferred tax assets in the European operations are more likely than not to be realized. As such, the Company continues to provide a valuation allowance against certain European deferred tax assets.
During 2012 and 2011, the net valuation allowance provided against certain deferred tax assets decreased by $15.4 million and $11.7 million, respectively. The change in the total valuation allowance in 2012 and 2011 included a net decrease in tax expense of $19.7 million and $9.9 million, respectively, and a net change in the overall U.S. dollar value of valuation allowances previously recorded in foreign currencies and amounts recorded directly in equity of a net increase of $4.3 million in 2012 and a net decrease of $1.8 million in 2011.
Based upon the review of historical earnings and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes the valuation allowances provided are appropriate. At December 31, 2012, the Company had gross net operating loss carryforwards in non-U.S. jurisdictions of $103.2 million and U.S. state jurisdictions of $125.1 million.
The tax returns of the Company and certain of its non-U.S. subsidiaries are under routine examination by various taxing authorities. The Company has not been informed of any material assessment for which an accrual has not been previously provided and the Company would vigorously contest any material assessment. Management believes any potential adjustment would not materially affect the Company's financial condition or results of operations.
The following is a reconciliation of total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements for the years ended December 31, 2012, 2011 and 2010. Approximately $6.7 million, $7.7 million and $7.9 million of these amounts as of December 31, 2012, 2011 and 2010, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from gross unrecognized tax benefits presented in the table below for 2012 due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2012	2011	2010
Balance at January 1	$7.7	$7.9	$12.2
Additions for tax positions of prior years	0.2	0.1	0.3
Reductions for tax positions of prior years	—	—	(0.3)
Additions based on tax positions related to the current year	0.9	1.0	1.3
Reductions due to settlements with taxing authorities and the lapse of the applicable statute of limitations	(2.2)	(1.2)	(5.3)
Other changes in unrecognized tax benefits including foreign currency translation adjustments	0.2	(0.1)	(0.3)
Balance at December 31	$6.8	$7.7	$7.9
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recorded no net change in interest and penalties during 2012 and 2011. The Company recognized a net benefit of $2.0 million during 2010. The total amount of interest and penalties accrued was $0.4 million as of both December 31, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The Company expects the amount of unrecognized tax benefits will change within the next twelve months; however, the change in unrecognized tax benefits, which is reasonably possible within the next twelve months, is not expected to have a significant effect on the Company's financial position or results of operations. It is reasonably possible the Company will record unrecognized tax benefits within the next twelve months in the range of $1 million to $2 million resulting from the possible expiration of certain statutes of limitation and settlement of audits. If recognized, the previously unrecognized tax benefits will be recorded as discrete tax benefits in the quarter in which the items are effectively settled.
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The examination of the U.S. federal tax returns for the 2007 and 2008 tax years was completed in 2011 except for one issue that was settled favorably in the Internal Revenue Service Appeals process in November 2012. The examination of the 2009 and 2010 U.S. federal tax returns commenced in February 2012 and is expected to be finalized in the first quarter of 2013. The final settlement of the 2009 and 2010 tax years will be reviewed by Joint Committee from which the Company does not expect a final settlement agreement until late 2013. The discussion above regarding the U.S. federal tax returns and audits reflects the impact upon the Company as a member of the consolidated federal tax return of NACCO for the 2012 tax year and prior. As a result of the spin-off, the Company will file a separate U.S. federal tax return for the period from the spin-off through December 31, 2012. The Company is currently under examination in various non-U.S. jurisdictions for which the statute of limitations has been extended. The Company believes these examinations are routine in nature and are not expected to result in any material tax assessments.

NOTE 14—Retirement Benefit Plans
Defined Benefit Plans:  The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. The Company’s policy is to make contributions to fund these plans within the range allowed by applicable regulations. Plan assets consist primarily of publicly traded stocks and government and corporate bonds.
Pension benefits for employees covered under the Company’s U.S. plans are frozen. Only certain grandfathered employees in the United Kingdom and the Netherlands still earn retirement benefits under defined benefit pension plans. All other eligible employees of the Company, including employees whose pension benefits were frozen, receive retirement benefits under defined contribution retirement plans.
The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2012	2011	2010
United States Plans
Weighted average discount rates	3.55%	4.30% - 4.55%	5.10% - 5.30%
Expected long-term rate of return on assets	7.75%	8.25%	8.50%
Non-U.S. Plans
Weighted average discount rates	3.75% - 4.45%	4.90% - 5.00%	5.40% - 5.50%
Rate of increase in compensation levels	2.50% - 3.45%	2.50% - 3.50%	2.50% - 3.90%
Expected long-term rate of return on assets	3.75% - 7.50%	5.00% - 8.00%	5.50% - 8.25%
Each year, the assumptions used to calculate the benefit obligation are used to calculate the net periodic pension expense for the following year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Set forth below is a detail of the net periodic pension expense for the defined benefit plans for the years ended December 31:

	2012	2011	2010
United States Plans
Service cost	$—	$—	$—
Interest cost	3.6	4.0	4.3
Expected return on plan assets	(5.0)	(5.0)	(3.5)
Amortization of actuarial loss	3.7	3.2	3.2
Amortization of prior service credit	(0.3)	(0.3)	(0.3)
Net periodic pension expense	$2.0	$1.9	$3.7
Non-U.S. Plans
Service cost	$2.6	$2.2	$1.6
Interest cost	6.6	7.4	6.8
Expected return on plan assets	(8.9)	(9.1)	(8.3)
Amortization of actuarial loss	3.9	3.7	2.9
Amortization of prior service credit	(0.1)	(0.1)	(0.1)
Amortization of transition liability	0.1	0.1	0.1
Net periodic pension expense	$4.2	$4.2	$3.0
Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31:

	2012	2011	2010
United States Plans
Current year actuarial loss	$6.2	$11.7	$1.0
Amortization of actuarial loss	(3.7)	(3.2)	(3.2)
Amortization of prior service credit	0.3	0.3	0.3
Total recognized in other comprehensive income (loss)	$2.8	$8.8	$(1.9)
Non-U.S. Plans
Current year actuarial loss	$7.4	$6.6	$3.1
Amortization of actuarial loss	(3.9)	(3.7)	(2.9)
Amortization of prior service credit	0.1	0.1	0.1
Amortization of transition liability	(0.1)	(0.1)	(0.1)
Total recognized in other comprehensive income (loss)	$3.5	$2.9	$0.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2012		2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Projected benefit obligation at beginning of year	$85.2	$135.3	$80.2	$135.5
Service cost	—	2.6	—	2.2
Interest cost	3.6	6.6	4.0	7.4
Actuarial (gain) loss	8.7	12.6	6.8	(3.2)
Benefits paid	(6.1)	(6.4)	(5.8)	(6.7)
Employee contributions	—	0.7	—	0.7
Foreign currency exchange rate changes	—	6.0	—	(0.6)
Projected benefit obligation at end of year	$91.4	$157.4	$85.2	$135.3
Accumulated benefit obligation at end of year	$91.4	$149.6	$85.2	$128.3
Change in plan assets
Fair value of plan assets at beginning of year	$60.9	$111.7	$53.9	$113.9
Actual return on plan assets	7.5	14.1	0.2	(0.9)
Employer contributions	10.1	3.6	12.6	5.2
Employee contributions	—	0.7	—	0.7
Benefits paid	(6.1)	(6.4)	(5.8)	(6.7)
Foreign currency exchange rate changes	—	4.9	—	(0.5)
Fair value of plan assets at end of year	$72.4	$128.6	$60.9	$111.7
Funded status at end of year	$(19.0)	$(28.8)	$(24.3)	$(23.6)
Amounts recognized in the balance sheets consist of:
Noncurrent liabilities	$(19.0)	$(28.8)	$(24.3)	$(23.6)
Components of accumulated other comprehensive income (loss) consist of:
Actuarial loss	$55.1	$54.8	$52.7	$49.2
Prior service credit	(1.8)	—	(2.1)	(0.2)
Transition obligation	—	0.5	—	0.6
Deferred taxes	(19.9)	(0.5)	(17.7)	(0.8)
Change in statutory tax rate	—	(10.6)	(1.2)	(10.6)
Foreign currency translation adjustment	—	(2.9)	—	(0.4)
	$33.4	$41.3	$31.7	$37.8
The transition obligation, prior service credit and actuarial loss included in accumulated other comprehensive income (loss) expected to be recognized in net periodic benefit cost in 2013 are $0.1 million (less than $0.1 million net of tax), $0.3 million ($0.2 million net of tax) and $6.3 million ($4.1 million net of tax), respectively.
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
The Company expects to contribute $2.2 million and $3.6 million to its U.S. and non-U.S. pension plans, respectively, in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Pension benefit payments are made from assets of the pension plans. Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plans	Non-U.S. Plans
2013	$6.5	$5.0
2014	6.4	5.6
2015	6.5	6.6
2016	6.4	6.7
2017	6.5	7.3
2018 - 2022	30.1	42.1
	$62.4	$73.3
The expected long-term rate of return on defined benefit plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering the historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans as well as a forward-looking rate of return. The historical and forward-looking rates of return for each of the asset classes used to determine the Company's estimated rate of return assumption were based upon the rates of return earned or expected to be earned by investments in the equivalent benchmark market indices for each of the asset classes.
Expected returns for most of the Company's pension plans are based on a calculated market-related value of assets. Under this methodology, asset gains and losses resulting from actual returns that differ from the Company’s expected returns are recognized in the market-related value of assets ratably over three years.
The pension plans maintain an investment policy that, among other things, establishes a portfolio asset allocation methodology with percentage allocation bands for individual asset classes. The investment policy provides that investments are reallocated between asset classes as balances exceed or fall below the appropriate allocation bands.
The following is the actual allocation percentage and target allocation percentage for the U.S. pension plan assets at December 31:

	2012 Actual Allocation	2011 Actual Allocation	Target Allocation Range
U.S. equity securities	51.7%	52.6%	41.0% - 62.0%
Non-U.S. equity securities	13.2%	11.8%	10.0% - 16.0%
Fixed income securities	34.5%	34.6%	30.0% - 40.0%
Money market	0.6%	1.0%	0.0% - 10.0%
The following is the actual allocation percentage and target allocation percentage for the Company's U.K. pension plan assets at December 31:

	2012 Actual Allocation	2011 Actual Allocation	Target Allocation Range
U.K. equity securities	35.0%	34.9%	33.5% - 36.5%
Non-U.K. equity securities	35.4%	34.4%	27.5% - 42.5%
Fixed income securities	29.6%	30.7%	25.5% - 34.5%
The Company maintains a pension plan for certain employees in The Netherlands which has purchased annuity contracts to meet its obligations.
The defined benefit pension plans do not have any direct ownership of Hyster-Yale common stock.
The fair value of each major category of U.S. plan assets for the Company’s pension plans are valued using quoted market prices in active markets for identical assets, or Level 1 in the fair value hierarchy. The fair value of each major category of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Non-U.S. plan assets for the Company’s pension plans are valued using observable inputs, either directly or indirectly, other than quoted market prices in active markets for identical assets, or Level 2 in the fair value hierarchy. Following are the values as of December 31:

	Level 1		Level 2
	2012	2011	2012	2011
U.S. equity securities	$37.4	$32.0	$14.0	$12.6
U.K. equity securities	—	—	40.8	35.7
Non-U.S., non-U.K. equity securities	9.6	7.2	27.3	22.6
Fixed income securities	25.0	21.1	46.5	40.8
Money market	0.4	0.6	—	—
Total	$72.4	$60.9	$128.6	$111.7
Defined Contribution Plans: The Company has defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. The Company generally matches employee contributions based on plan provisions. In addition, the Company has defined contribution retirement plans whereby the contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $22.4 million, $19.5 million and $8.6 million in 2012, 2011 and 2010, respectively. During 2011, the Company fully reinstated the company match of employee contributions and the employer contributions to its defined contribution retirement plans. These benefits were suspended or reduced during 2010.

NOTE 15—Business Segments
The Company’s reportable segments include the following three management units: the Americas, Europe and Asia-Pacific. Americas includes its operations in the United States, Canada, Mexico, Brazil, Latin America and its corporate headquarters. Europe includes its operations in Europe, the Middle East and Africa. Asia-Pacific includes its operations in the Asia-Pacific region including China as well as SN operations. Certain amounts are allocated to these geographic management units and are included in the segment results presented below, including product development costs, corporate headquarters expenses and information technology infrastructure costs. These allocations among geographic management units are determined by corporate headquarters and not directly incurred by the geographic operations. In addition, other costs are incurred directly by these geographic management units based upon the location of the manufacturing plant or sales units, including manufacturing variances, product liability, warranty and sales discounts, which may not be associated with the geographic management unit of the ultimate end user sales location where revenues and margins are reported. Therefore, the reported results of each segment cannot be considered stand-alone entities as all segments are inter-related and integrate into a single global business. See Note 1 for a discussion of the Company’s product lines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Financial information for each of the reportable segments is presented in the following table. The accounting policies of the reportable segments are described in Note 2.

	2012	2011	2010
Revenues from external customers
Americas	$1,563.7	$1,573.4	$1,142.6
Europe	677.9	751.7	485.3
Asia-Pacific	227.5	215.7	174.0
	$2,469.1	$2,540.8	$1,801.9
Gross profit
Americas	$254.9	$247.6	$178.5
Europe	118.6	110.2	77.8
Asia-Pacific	29.7	25.7	23.5
	$403.2	$383.5	$279.8
Selling, general and administrative expenses
Americas	$179.2	$161.4	$129.2
Europe	87.2	88.3	76.1
Asia-Pacific	25.2	23.6	24.2
	$291.6	$273.3	$229.5
Operating profit (loss)
Americas	$75.6	$86.0	$49.3
Europe	31.6	21.9	1.1
Asia-Pacific	4.5	2.1	(4.3)
	$111.7	$110.0	$46.1
Interest expense
Americas	$11.5	$15.0	$11.6
Europe	0.6	0.5	2.5
Asia-Pacific	0.3	0.3	2.5
	$12.4	$15.8	$16.6

Interest income
Americas	$(1.1)	$(1.0)	$(1.5)
Europe	—	(0.2)	(0.3)
Asia-Pacific	(0.4)	(0.6)	(0.5)
	$(1.5)	$(1.8)	$(2.3)
Other (income) expense
Americas	$(4.6)	$(4.3)	$(2.1)
Europe	1.3	1.1	1.0
Asia-Pacific	(1.0)	(2.3)	(1.2)
	$(4.3)	$(5.5)	$(2.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2012	2011	2010
Income tax provision (benefit)
Americas	$7.0	$19.0	$3.8
Europe	—	—	(0.5)
Asia-Pacific	—	(0.1)	(1.5)
	$7.0	$18.9	$1.8
Net income (loss) attributable to stockholders
Americas	$62.8	$57.3	$37.5
Europe	29.7	20.5	(1.6)
Asia-Pacific	5.5	4.8	(3.5)
	$98.0	$82.6	$32.4
Total assets
Americas	$660.4	$783.2	$663.4
Europe	424.3	439.7	354.3
Asia-Pacific	198.1	186.7	187.3
Eliminations	(218.4)	(292.6)	(163.8)
	$1,064.4	$1,117.0	$1,041.2
Depreciation and amortization
Americas	$17.9	$21.6	$23.9
Europe	5.9	6.1	6.7
Asia-Pacific	4.2	3.6	3.3
	$28.0	$31.3	$33.9
Capital expenditures
Americas	$12.4	$10.4	$6.9
Europe	4.3	3.9	3.5
Asia-Pacific	3.1	2.2	1.7
	$19.8	$16.5	$12.1

At December 31, 2012, 2011, and 2010, Americas' total assets included $69.4 million, $87.0 million and $89.4 million, respectively, of cash. For the same periods, Europe had $63.4 million, $88.2 million and $69.6 million, respectively, of cash. For the same periods, Asia-Pacific had $18.5 million, $9.7 million and $10.5 million, respectively, of cash.
Data By Geographic Region
No single country outside of the United States comprised 10% or more of revenues from unaffiliated customers. The “Other” category below includes Canada, Mexico, South America and Asia-Pacific. In addition, no single customer comprised 10% or more of revenues from unaffiliated customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	United States	Europe, Africa and Middle East	Other	Consolidated
2012
Revenues from unaffiliated customers, based on the customers’ location	$1,183.7	$678.4	$607.0	$2,469.1
Long-lived assets	$97.0	$33.8	$60.7	$191.5
2011
Revenues from unaffiliated customers, based on the customers’ location	$1,135.6	$752.2	$653.0	$2,540.8
Long-lived assets	$107.6	$34.7	$52.6	$194.9
2010
Revenues from unaffiliated customers, based on the customers’ location	$785.7	$485.6	$530.6	$1,801.9
Long-lived assets	$101.9	$40.8	$62.3	$205.0

NOTE 16—Quarterly Results of Operations (Unaudited)
A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$629.5	$602.0	$585.6	$652.0
Gross profit	$99.0	$96.9	$100.0	$107.3
Operating profit	$29.8	$24.6	$28.3	$29.0
Net income	$21.2	$19.5	$24.9	$32.5
Net income attributable to stockholders	$21.2	$19.5	$24.9	$32.4

Basic earnings per share	$1.27	$1.16	$1.48	$1.93
Diluted earnings per share	$1.26	$1.16	$1.48	$1.93

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$586.6	$648.0	$628.8	$677.4
Gross profit	$95.8	$97.9	$89.0	$100.8
Operating profit	$30.4	$27.5	$24.1	$28.0
Net income	$22.3	$19.1	$17.5	$23.7
Net income attributable to stockholders	$22.3	$19.2	$17.5	$23.6

Basic earnings per share	$1.33	$1.14	$1.04	$1.41
Diluted earnings per share	$1.33	$1.14	$1.04	$1.40
As a result of the distribution of one share of Class A Common and one share of Class B Common for each share of NACCO Class A and NACCO Class B on September 28, 2012, the earnings per share amounts for the Company, prior to the spin-off, have been calculated based upon doubling the relative historical basic and diluted weighted average shares outstanding of NACCO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 17—Equity Investments and Related Party Transactions
The Company maintains an interest in one variable interest entity, NFS. NFS is a joint venture with GECC formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States and is included in the Americas segment. The Company does not have a controlling financial interest or have the power to direct the activities that most significantly affect the economic performance of NFS. Therefore, the Company has concluded that the Company is not the primary beneficiary and will continue to use the equity method to account for its 20% interest in NFS. The Company does not consider its variable interest in NFS to be significant.
Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster® and Yale® lift trucks from dealers, customers and directly from the Company such that NFS could provide lease financing to dealers and customers for the years ended December 31, 2012, 2011 and 2010 were $395.3 million, $337.3 million and $243.9 million, respectively. Of these amounts, $72.5 million, $38.7 million and $23.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, was invoiced directly from the Company to NFS so that the dealer or customer could obtain operating lease financing from NFS. Amounts receivable from NFS at December 31, 2012 and 2011 were $7.0 million and $4.9 million, respectively.
Under the terms of the joint venture agreement with GECC, the Company provides recourse for financing provided to it's dealers by NFS. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing recourse or repurchase obligations of the lift trucks purchased by customers and financed through NFS. At December 31, 2012, approximately $108.6 million of total recourse or repurchase obligations related to transactions with NFS. The Company has reserved for losses under the terms of the recourse or repurchase obligations in its consolidated financial statements. Historically, the Company has not had significant losses with respect to these obligations. During 2012, 2011 and 2010, the net losses resulting from customer defaults did not have a material impact on the results of operations or financial position.
In connection with the joint venture agreement, the Company also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that the Company would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2012, loans from GECC to NFS totaled $531.6 million. Although the Company’s contractual guarantee was $106.3 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which the Company guarantees $108.6 million. Excluding the $108.6 million of NFS receivables guaranteed by the Company from NFS’ loans to GECC, the Company’s incremental obligation as a result of this guarantee to GECC is $84.6 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, the Company is not aware of any circumstances that would cause NFS to default in future periods.
In addition to providing financing to dealers, NFS provides operating lease financing to the Company. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain customers whereby the Company sells lift trucks to NFS, leases these lift trucks back under an operating lease agreement and then subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $5.0 million and $6.0 million at December 31, 2012 and 2011, respectively. In addition, the Company provides certain subsidies to its customers that are paid directly to NFS. Total subsidies were $1.5 million, $1.4 million and $4.0 million for 2012, 2011 and 2010, respectively.

The Company provides certain services to NFS for which it receives compensation under the terms of the joint venture agreement. The services consist primarily of administrative functions and remarketing services. Total income recorded related to these services was $14.1 million in 2012, $7.3 million in 2011 and $5.0 million in 2010.
The Company has a 50% ownership interest in SN, a limited liability company that was formed primarily to manufacture and distribute Sumitomo branded lift trucks in Japan and export Hyster®- and Yale®- branded lift trucks and related components and service parts outside of Japan. The Company’s ownership in SN is accounted for using the equity method of accounting and is included in the Asia-Pacific segment. The Company purchases products from SN under normal trade terms based on current market prices. In 2012, 2011 and 2010, purchases from SN were $86.0 million, $105.5 million and $66.9 million, respectively. Amounts payable to SN at December 31, 2012 and 2011 were $20.6 million and $21.6 million, respectively.
During 2010, the Company recognized $1.1 million in expenses related to payments to SN for engineering design services. These expenses were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. No expenses were recognized for these services in 2012 and 2011. Additionally, the Company recognized income of $1.3 million, $1.6 million and $1.2 million for payments from SN for use of technology developed by the Company that is included

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

in “Revenues” in the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, respectively.
Summarized financial information for both equity investments is as follows:

	2012	2011	2010
Statement of Operations
Revenues	$435.3	$444.3	$358.6
Gross profit	$133.2	$126.9	$106.7
Income from continuing operations	$25.5	$23.7	$7.1
Net income	$25.5	$23.7	$7.1
Balance Sheet
Current assets	$130.8	$138.8
Non-current assets	$868.8	$997.2
Current liabilities	$117.8	$122.8
Non-current liabilities	$749.5	$875.7
At December 31, 2012 and 2011, the investment in NFS was $13.9 million and $13.6 million, respectively, and the investment in SN was $31.4 million and $34.2 million, respectively. The investments are included in “Other Non-current Assets” in the Consolidated Balance Sheets. The Company received dividends of $4.5 million and $2.3 million from NFS in 2012 and 2011, respectively. No dividends were received from SN in 2012 and 2011.
During the year ended December 31, 2010, NACCO made capital contributions of $16.0 million to the Company consisting of $8.0 million of non-cash foreign currency and interest rate swap contracts settlements, $1.2 million of non-cash property, plant and equipment, $3.5 million of non-cash unfunded benefit plan payments and a $3.3 million non-cash transfer of plan assets to the pension plan, net of taxes.
Prior to the spin-off, NACCO charged management fees to the Company for services provided by NACCO. The management fees were based upon estimated parent company resources devoted to providing centralized services and stewardship activities and were allocated among all NACCO subsidiaries based upon the relative size and complexity of each subsidiary. NACCO management fees of $9.6 million, $9.7 million and $7.8 million are included in selling, general and administrative expenses in 2012, 2011 and 2010, respectively.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2012, 2011 AND 2010

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe (B)	Deductions — Describe		Balance at End of Period (D)
(In millions)
2012
Reserves deducted from asset accounts:
Allowance for doubtful accounts (C)	$12.0	$4.9	$0.2	$1.2	(A)	$15.9
2011
Reserves deducted from asset accounts:
Allowance for doubtful accounts (C)	$9.9	$4.6	$(0.2)	$2.3	(A)	$12.0
2010
Reserves deducted from asset accounts:
Allowance for doubtful accounts (C)	$17.5	$1.7	$(0.3)	$9.0	(A)	$9.9

(A)	Write-offs, net of recoveries.

(B)	Foreign currency translation adjustments and other.

(C)	Includes allowance of receivables classified as long-term of $5.0 million, $4.9 million and $5.0 million in 2012, 2011 and 2010, respectively.

(D)	Balances which are not required to be presented and those which are immaterial have been omitted.

EXHIBIT INDEX
(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1
Separation Agreement, dated as of September 28, 2012, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling, Inc. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 4, 2012, Commission File No. 1-35646.

(3) Articles of Incorporation and By-laws.

3.1(i)
Second Amended and Restated Certificate of Incorporation of Hyster-Yale Materials Handling, Inc. is incorporated by reference to Exhibit 3.1 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 5 to the Registration Statement on Form S-1, dated September 26, 2012, Commission File No. 333-182388.

3.1(ii)
Amended and Restated By-laws of Hyster-Yale Materials Handling, Inc. are incorporated by reference to Exhibit 3.2 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 5 to the Registration Statement on Form S-1, dated September 26, 2012, Commission File No. 333-182388.

(4) Instruments defining the rights of security holders, including indentures.

4.1
Specimen of Hyster-Yale Materials Handling, Inc. Class A Common Stock certificate is incorporated by reference to Exhibit 4.1 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1, dated June 28, 2012, Commission File No. 333-182388.

4.2
Specimen of Hyster-Yale Materials Handling, Inc. Class B Common Stock certificate is incorporated by reference to Exhibit 4.2 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1, dated June 28, 2012, Commission File No. 333-182388.

(10) Material Contracts.

10.1
Separation Agreement, dated as of September 28, 2012, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling, Inc. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 4, 2012, Commission File Number 1-35646.

10.2
Transition Services Agreement, dated as of September 28, 2012, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling, Inc. is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated October 4, 2012, Commission File Number 1-35646.

10.3
Tax Allocation Agreement, dated September 28, 2012, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling, Inc. is incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated October 4, 2012, Commission File Number 1-35646.

10.4
Stockholders' Agreement, dated as of September 28, 2012, by and among the Participating Stockholders (as defined therein), Hyster-Yale Materials Handling, Inc. and the Depository (as defined therein) is incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, dated October 4, 2012, Commission File No. 1-35646.

10.5
First Amendment to Stockholders' Agreement, dated as of December 31, 2012, by and among the Depository, Hyster-Yale Materials Handling, Inc., the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale Materials Handling, Inc. and the Participating Stockholders is attached hereto as Exhibit 10.5.

10.6
Second Amendment to Stockholders' Agreement, dated as of January 18, 2013, by and among the Depository, Hyster-Yale Materials Handling, Inc., the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale Materials Handling, Inc. and the Participating Stockholders is attached hereto as Exhibit 10.6.

10.7*
The NACCO Materials Handling Group, Inc. Executive Excess Retirement Plan (Effective as of the Spin-Off Date) is incorporated by reference to Exhibit 10.71 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File Number 333-182388.

10.8*
Hyster-Yale Materials Handling, Inc. Long-Term Equity Incentive Plan (Effective as of the Spin-Off Date) is incorporated by reference to Exhibit 10.65 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File Number 333-182388.

10.9*
Form Award Agreement for the Hyster-Yale Materials Handling, Inc. Long-Term Equity Incentive Plan (Effective as of the Spin-Off Date) is incorporated by reference to Exhibit 10.66 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File Number 333-182388.

10.10*
Hyster-Yale Materials Handling, Inc. Supplemental Long-Term Equity Incentive Plan (Effective as of the Spin-Off Date) is incorporated by reference to Exhibit 10.67 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File Number 333-182388.

10.11*
Form Award Agreement for the Hyster-Yale Materials Handling, Inc. Supplemental Long-Term Equity Incentive Plan (Effective as of the Spin-Off Date) is incorporated by reference to Exhibit 10.68 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File Number 333-182388.

10.12*
Hyster-Yale Materials Handling, Inc. Non-Employee Directors' Equity Compensation Plan is incorporated by reference to Exhibit 10.69 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File Number 333-182388.

10.13*	Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2013) is attached hereto as Exhibit 10.13.
10.14*
NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated as of March 1, 2012) is incorporated by reference to NACCO's Definitive Proxy Statement, filed by NACCO on March 16, 2012, Commission File Number 1-9172.

10.15*
Form Award Agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated as of March 1, 2012) is incorporated by reference to Exhibit 10.2 to NACCO's Current Report on Form 8-K, dated May 9, 2012, Commission File Number 1-9172.

10.16*
The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated April 24, 2009) is incorporated by reference to Exhibit 10.1 to NACCO’s Quarterly Report on Form 10-Q, dated May 5, 2009, Commission File Number 1-9172.

10.17*
Amendment No. 1 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated Effective April 24, 2009) is incorporated by reference to Exhibit 10.86 to NACCO's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission File Number 1-9172.

10.18*
Amendment No. 2 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated Effective as of April 24, 2009) is incorporated by reference to Exhibit 10.5 to NACCO's Quarterly Report on Form 10-Q, filed by NACCO on May 5, 2010, Commission File Number 1-9172.

10.19*
Amendment No. 3 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated Effective as of April 24, 2009) is incorporated by reference to Exhibit 10.18 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File No. 333-182388.

10.20*
The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2000 Through December 31, 2007 (As Amended and Restated as of December 1, 2007), is incorporated by reference to Exhibit 10.14 to NACCO’s Current Report on Form 8-K, dated December 19, 2007, Commission File Number 1-9172.

10.21*
Amendment No. 1 to The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2000 Through December 31, 2007 (As Amended and Restated as of December 1, 2007), is incorporated by reference to Exhibit 10.1 to NACCO’s Quarterly Report on Form 10-Q, filed by NACCO on April 30, 2008, Commission File Number 1-9172.

10.22*
Amendment No. 2 to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan for the Period from January 1, 2000 through December 31, 2007 (As Amended and Restated as of December 1, 2007) is incorporated by reference to Exhibit 10.88 to NACCO's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission File Number 1-9172.

10.23*
Amendment No. 3 to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan for the Period from January 1, 2000 through December 31, 2007 (As Amended and Restated as of December 1, 2007) is incorporated by reference to Exhibit 10.3 to NACCO's Quarterly Report on Form 10-Q, filed by NACCO on May 5, 2010, Commission File Number 1-9172.

10.24*
The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated as of January 1, 2012), is incorporated by reference to Appendix C to NACCO’s Definitive Proxy Statement, filed by NACCO on March 16, 2012, Commission File Number 1-9172.

10.25*
Amendment No. 1 to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective as of January 1, 2012) is incorporated by reference to Exhibit 10.24 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File No. 333-182388.

10.26*
The NACCO Materials Handling Group, Inc. 2010 Annual Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to NACCO's Current Report on Form 8-K, dated March 30, 2010, Commission File Number 1-9172.

10.27*
The NACCO Materials Handling Group, Inc. 2011 Annual Incentive Compensation Plan is incorporated by reference to Exhibit 10.2 to NACCO's Current Report on Form 8-K, dated March 9, 2011, Commission File Number 1-9172.

10.28*
NACCO Annual Incentive Compensation Plan (Effective January 1, 2012) is incorporated by reference to Appendix D to NACCO's Definitive Proxy Statement, filed by NACCO on March 16, 2012, Commission File Number 1-9172.

10.29*
Amendment No. 1 to the NACCO Annual Incentive Compensation Plan (Effective January 1, 2012) is incorporated by reference to Exhibit 10.28 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File No. 333-182388.

10.30*
The NACCO Materials Handling Group, Inc. Excess Retirement Plan (Effective January 1, 2012) is incorporated by reference to Exhibit 10.1 to NACCO’s Current Report on Form 8-K, dated November 16, 2011, Commission File Number 1-9172.

10.31*
Amendment No. 1 to the NACCO Material Handling Group, Inc. Excess Retirement Plan (Effective January 1, 2012) is incorporated by reference to Exhibit 10.30 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File No. 333-182388.

10.32*
NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (As Amended and Restated Effective November 11, 2008) is incorporated by reference to Exhibit 10.81 to NACCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File Number 1-9172.

10.33*
Amendment No. 1 to the NACCO Material Handling Group, Inc. Excess Plan for UK Transferees (As Amended and Restated as of November 11, 2008) is incorporated by reference to Exhibit 10.32 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File No. 333-182388.

10.34*
Agreement for Services between NMHG Oregon, LLC and Reginald R. Eklund, Effective July 1, 2006 is incorporated by reference to Exhibit 10.1 to NACCO’s Current Report on Form 8-K, dated September 6, 2006, Commission File Number 1-9172.

10.35*
Offer Letter, dated January 13, 2006, between Ralf A. Mock and NACCO Materials Handling Group is incorporated herein by reference to Exhibit 10.29 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1, dated June 28, 2012, Commission File No. 333-182388.

10.36
Amendment, dated as of January 1, 1994, to the Third Amendment and Restated Operating Agreement dated as of November 7, 1991, between NACCO Materials Handling Group and AT&T Commercial Finance Corporation is incorporated by reference to Exhibit 10(c) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 33-28812.

10.37
Equity joint venture contract, dated November 27, 1997, between Shanghai Perfect Jinqiao United Development Company Ltd., People’s Republic of China, NACCO Materials Handling Group, Inc., USA, and Sumitomo-Yale Company Ltd., Japan is incorporated by reference to Exhibit 10.3 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.38
Recourse and Indemnity Agreement, dated October 21, 1998, between General Electric Capital Corp., NMHG Financial Services, Inc. and NACCO Materials Handling Group, Inc. is incorporated by reference to Exhibit 10.4 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.39
Restated and Amended Joint Venture and Shareholders Agreement, dated April 15, 1998, between General Electric Capital Corp. and NACCO Materials Handling Group, Inc. is incorporated by reference to Exhibit 10.5 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.40
Amendment No. 1 to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc., dated as of October 21, 1998 is incorporated by reference to Exhibit 10.6 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.41
International Operating Agreement, dated April 15, 1998, between NACCO Materials Handling Group, Inc. and General Electric Capital Corp. (the “International Operating Agreement”) is incorporated by reference to Exhibit 10.7 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.42
Guaranty, dated October 21, 1998, by NACCO Materials Handling Group, Inc. to General Electric Capital Corporation is incorporated by reference to Exhibit 10.59 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 1 to the Registration Statement on Form S-1, dated August 10, 2012, Commission File Number 333-182388.

10.43
Amendment No. 1 to the International Operating Agreement, dated as of October 21, 1998 is incorporated by reference to Exhibit 10.8 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.44
Amendment No. 2 to the International Operating Agreement, dated as of December 1, 1999, is incorporated by reference to Exhibit 10.9 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.45
Amendment No. 3 to the International Operating Agreement, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.10 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.46
Letter agreement, dated November 22, 2000, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated by reference to Exhibit 10.11 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.47
A$ Facility Agreement, dated November 22, 2000, between GE Capital Australia and National Fleet Network Pty Limited is incorporated by reference to Exhibit 10.12 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.48
Amendment No. 2, dated as of January 1, 2004, to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. is incorporated by reference to Exhibit 10.35 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.

10.49
Letter Agreement, dated March 12, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated by reference to Exhibit 10.36 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.

10.50
Letter Agreement, dated December 15, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, dated February 18, 2005, Commission File Number 333-89248.

10.51
Letter Agreement, dated February 14, 2005, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated by reference to Exhibit 10.2 to NMHG Holding Co.’s Current Report on Form 8-K, dated February 18, 2005, Commission File Number 333-89248.

10.52
Letter Agreement, dated March 28, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated by reference to Exhibit 10.1 to NACCO’s Current Report on Form 8-K, dated April 1, 2005, Commission File Number 1-9172.

10.53
Letter Agreement, dated May 31, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated by reference to Exhibit 10.1 to NACCO’s Current Report on Form 8-K, dated June 6, 2005, Commission File Number 1-9172.

10.54
Amendment No. 5, dated September 29, 2005, to the International Operating Agreement between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, dated October 4, 2005, Commission File Number 333-89248.

10.55
Amendment No. 3, effective as of July 1, 2008, to the Restated and Amended Joint Venture and Shareholders Agreement, dated as of April 15, 1998, by and between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation, is incorporated by reference to Exhibit 10.1 to NACCO’s Current Report on Form 8-K, dated August 1, 2008, Commission File Number 1-9172.

10.56
Amendment No. 7, effective as of July 1, 2008, to the International Operating Agreement, dated as of April 15, 1998, by and between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation, is incorporated by reference to Exhibit 10.2 to NACCO’s Current Report on Form 8-K, dated August 1, 2008, Commission File Number 1-9172.

10.57
Amendment No. 2, effective as of July 1, 2008, to the Recourse and Indemnity Agreement, dated as of October 21, 1998, by and among NACCO Materials Handling Group, Inc., NMHG Financial Services, Inc. and General Electric Capital Corporation, is incorporated by reference to Exhibit 10.3 to NACCO’s Current Report on Form 8-K, dated August 1, 2008, Commission File Number 1-9172.

10.58
Letter Agreement executed October 15, 2008 by and between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated by reference to Exhibit 10.1 to NACCO’s Current Report on Form 8-K, dated October 20, 2008, Commission File Number 1-9172.

10.59
Second Amended and Restated Credit Agreement, dated as of June 30, 2010, by and among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., NMH International B.V., N.M.H. Holding B.V., the financial institutions from time to time party hereto as Lenders, the financial institutions from time to time party hereto as Issuing Banks, Bank of America, N.A., as Syndication Agent, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and as Joint Bookrunners, U.S. Bank National Association, as Senior Managing Agent and Wells Fargo Capital Finance, Inc., as Documentation Agent, is incorporated by reference to Exhibit No. 10.1 to NACCO's Current Report on Form 8-K, dated July 7, 2010, Commission File Number 1-9172.

10.60
Amendment No. 1 dated March 8, 2012 to the Second Amended and Restated Credit Agreement, dated as of June 30, 2010, by and among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., NMH International B.V., N.M.H. Holding B.V., the financial institutions from time to time party hereto as Lenders, the financial institutions from time to time as Issuing Banks, Wells Fargo Capital Finance, Inc., as Documentation Agent, Bank of America, N.A., as Syndication Agent, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and as Joint Bookrunners is incorporated by reference to Exhibit 10.1 to NACCO's Current Report on Form 8-K, dated March 14, 2012, Commission File Number 1-9172.

10.61
Amendment No. 2 dated June 1, 2012 to the Second Amended and Restated Credit Agreement, dated as of June 30, 2010, by and among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., NMH International B.V., N.M.H. Holding B.V., the financial institutions from time to time party hereto as Lenders, the financial institutions from time to time as Issuing Banks, Wells Fargo Capital Finance, Inc., as Documentation Agent, Bank of America, N.A., as Syndication Agent, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and as Joint Bookrunners is incorporated by reference to Exhibit 10.1 to NACCO's Current Report on Form 8-K, dated June 7, 2012, Commission File Number 1-9172.

10.62
Amendment No. 3 dated August 31, 2012 to the Second Amended and Restated Credit Agreement, dated as of June 30, 2010, by and among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., NMH International B.V., N.M.H. Holding B.V., the financial institutions from time to time party hereto as Lenders, the financial institutions from time to time as Issuing Banks, Wells Fargo Capital Finance, Inc., as Documentation Agent, Bank of America, N.A., as Syndication Agent, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and as Joint Bookrunners is attached hereto as Exhibit 10.62.

10.63
Amendment No. 4 dated December 3, 2012 to the Second Amended and Restated Credit Agreement, dated as of June 30, 2010, by and among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., NMH International B.V., N.M.H. Holding B.V., the Requisite Lenders party thereto and Citicorp North America, Inc., as Administrative Agent for the Lenders and Issuing Banks is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 7, 2012, Commission File Number 1-35646.

10.64
Credit Amendment, dated June 22, 2012 among NACCO Materials Handling Group, Inc., as Borrower, Certain Subsidiaries and Affiliates of Borrower identified therein, as the Guarantors, Bank of America, N.A., as Administrative Agent, Citibank, N.A. as Syndication Agent and the other lenders party thereto; Bank of America Merrill Lynch and Citigroup Global Markets, Inc. as Joint Lead Arrangers and Joint Book Managers, is incorporated by reference to Exhibit 10.1 to NACCO's Current Report on Form 8-K, dated June 26, 2012, Commission File Number 1-9172.

10.65
First Amendment to Credit Agreement, dated December 3, 2012, among NACCO Materials Handling Group, Inc., as Borrower, Certain Subsidiaries and Affiliates of Borrower identified therein, as the Guarantors, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto is incorporated by reference to Exhibit 10.2 to the Company Current Report on Form 8-K, dated December 7, 2012, Commission File Number 1-35646.

10.66
Operating Agreement, dated July 31, 1979, among Eaton Corporation and Sumitomo Heavy Industries, Ltd. is incorporated by reference to Exhibit 10.2 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

(21) Subsidiaries. A list of the subsidiaries of the Company is attached hereto as Exhibit 21.
(23) Consents of experts and counsel.

23.1	Consents of experts and counsel.
(24) Powers of Attorney.

24.1	A copy of a power of attorney for John C. Butler Jr. is attached hereto as Exhibit 24.1.
24.2	A copy of a power of attorney for Carolyn Corvi is attached hereto as Exhibit 24.2.
24.3	A copy of a power of attorney for John P. Jumper is attached hereto as Exhibit 24.3.
24.4	A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24.4.
24.5	A copy of a power of attorney for Claiborne R. Rankin is attached hereto as Exhibit 24.5.
24.6	A copy of a power of attorney for Michael E. Shannon is attached hereto as Exhibit 24.6.
24.7	A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24.7.
24.8	A copy of a power of attorney for Eugene Wong is attached hereto as Exhibit 24.8.
(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(1).
31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(2).
(32)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item15(b) of this Annual Report on Form 10-K.