Form 10-Q
period 2013-06-30
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2013-07-31
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at July 26, 2013: 12,593,672
Number of shares of Class B Common Stock outstanding at July 26, 2013: 4,118,415

HYSTER-YALE MATERIALS HANDLING, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2013	DECEMBER 31 2012
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$162.7	$151.3
Accounts receivable, net	345.6	329.2
Inventories, net	296.0	308.6
Deferred income taxes	16.1	10.5
Prepaid expenses and other	35.1	32.2
Total Current Assets	855.5	831.8
Property, Plant and Equipment, Net	148.7	146.1
Long-term Deferred Income Taxes	21.9	16.0
Investment in Unconsolidated Affiliates	35.9	45.3
Other Non-current Assets	28.0	25.2
Total Assets	$1,090.0	$1,064.4
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$292.0	$285.9
Accounts payable, affiliate	18.2	20.6
Current maturities of long-term debt	35.4	35.3
Accrued payroll	38.7	47.1
Accrued warranty obligations	28.4	30.3
Deferred revenue	11.6	11.3
Other current liabilities	69.2	76.6
Total Current Liabilities	493.5	507.1
Long-term Debt	99.4	106.9
Self-insurance Liabilities	18.2	16.5
Pension and other Postretirement Obligations	44.6	50.9
Other Long-term Liabilities	50.8	40.8
Total Liabilities	706.5	722.2
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 12,579,675 shares outstanding (2012 - 12,099,535 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 4,129,779 shares outstanding (2012 - 4,632,243 shares outstanding)	0.1	0.1
Capital in excess of par value	165.5	163.8
Capital surplus available for dividends	142.2	142.2
Retained earnings	147.5	95.1
Accumulated other comprehensive loss	(72.8)	(60.0)
Total Stockholders' Equity	382.6	341.3
Noncontrolling Interest	0.9	0.9
Total Equity	383.5	342.2
Total Liabilities and Equity	$1,090.0	$1,064.4

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2013	2012	2013	2012
	(In millions, except per share data)
Revenues	$659.6	$602.0	$1,304.5	$1,231.5
Cost of sales	545.3	505.1	1,081.0	1,035.6
Gross Profit	114.3	96.9	223.5	195.9
Operating Expenses
Selling, general and administrative expenses	78.4	72.3	155.5	141.5
Operating Profit	35.9	24.6	68.0	54.4
Other (income) expense
Interest expense	2.3	3.4	4.8	7.2
Income from unconsolidated affiliates	(0.6)	(0.9)	(1.5)	(1.9)
Other	(0.3)	0.6	(0.5)	0.7
	1.4	3.1	2.8	6.0
Income Before Income Taxes	34.5	21.5	65.2	48.4
Income tax provision (benefit)	(1.7)	2.0	4.4	7.7
Net Income Attributable to Stockholders	$36.2	$19.5	$60.8	$40.7

Basic Earnings per Share	$2.16	$1.16	$3.63	$2.43
Diluted Earnings per Share	$2.16	$1.16	$3.62	$2.42

Dividends per Share	$0.2500	$—	$0.5000	$—

Basic Weighted Average Shares Outstanding	16.730	16.777	16.735	16.766
Diluted Weighted Average Shares Outstanding	16.789	16.800	16.783	16.794

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2013	2012	2013	2012
	(In millions)
Net Income	$36.2	$19.5	$60.8	$40.7
Other comprehensive income (loss)
Foreign currency translation adjustment	(10.3)	(15.9)	(14.0)	(6.1)
Current period cash flow hedging activity	(0.9)	2.6	(3.1)	2.4
Reclassification of hedging activities into earnings	1.1	(0.4)	1.6	(0.6)
Reclassification of pension into earnings	1.4	1.5	2.7	3.0
Comprehensive Income Attributable to Stockholders	$27.5	$7.3	$48.0	$39.4

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2013	2012
	(In millions)
Operating Activities
Net income	$60.8	$40.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.9	13.8
Amortization of deferred financing fees	1.0	0.8
Deferred income taxes	(11.3)	(3.1)
Stock-based compensation	4.7	—
Dividends from unconsolidated affiliates	6.8	4.6
Other non-current liabilities	—	(1.7)
Other	3.8	1.9
Working capital changes:
Accounts receivable	(27.3)	22.3
Inventories	6.0	1.8
Other current assets	(2.0)	(2.2)
Accounts payable	8.5	(2.4)
Other current liabilities	(25.8)	(23.4)
Net cash provided by operating activities	40.1	53.1

Investing Activities
Expenditures for property, plant and equipment	(17.0)	(5.9)
Proceeds from the sale of assets	0.6	0.2
Other	9.9	—
Net cash used for investing activities	(6.5)	(5.7)

Financing Activities
Additions to long-term debt	15.0	138.9
Reductions of long-term debt	(24.6)	(222.3)
Cash dividends paid	(8.4)	—
Financing fees paid	—	(5.6)
Purchase of treasury shares	(3.0)	—
Net cash used for financing activities	(21.0)	(89.0)

Effect of exchange rate changes on cash	(1.2)	(0.2)

Cash and Cash Equivalents
Increase (decrease) for the period	11.4	(41.8)
Balance at the beginning of the period	151.3	184.9
Balance at the end of the period	$162.7	$143.1

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Capital surplus available for dividends	Retained earnings (deficit)	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In millions)
Balance, January 1, 2012	$—	$—	$165.8	$185.0	$(2.9)	$14.7	$3.3	$(69.6)	$296.3	$0.8	$297.1
Net income attributable to stockholders	—	—	—	—	40.7	—	—	—	40.7	—	40.7
Current period other comprehensive income (loss)	—	—	—	—	—	(6.1)	2.4	—	(3.7)	—	(3.7)
Reclassification adjustment to net income	—	—	—	—	—	—	(0.6)	3.0	2.4	—	2.4
Balance, June 30, 2012	$—	$—	$165.8	$185.0	$37.8	$8.6	$5.1	$(66.6)	$335.7	$0.8	$336.5

Balance, January 1, 2013	$0.1	$0.1	$163.8	$142.2	$95.1	$13.2	$1.5	$(74.7)	$341.3	$0.9	$342.2
Stock-based compensation	—	—	4.7	—	—	—	—	—	4.7	—	4.7
Purchase of treasury shares	—	—	(3.0)	—	—	—	—	—	(3.0)	—	(3.0)
Net income attributable to stockholders	—	—	—	—	60.8	—	—	—	60.8	—	60.8
Cash dividends on Class A and Class B common stock: $0.50 per share	—	—	—	—	(8.4)	—	—	—	(8.4)	—	(8.4)
Current period other comprehensive income (loss)	—	—	—	—	—	(14.0)	(3.1)	—	(17.1)	—	(17.1)
Reclassification adjustment to net income	—	—	—	—	—	—	1.6	2.7	4.3	—	4.3
Balance, June 30, 2013	$0.1	$0.1	$165.5	$142.2	$147.5	$(0.8)	$—	$(72.0)	$382.6	$0.9	$383.5

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Hyster-Yale Materials Handling, Inc., a Delaware corporation, and subsidiaries (“Hyster-Yale” or the “Company”). The unaudited consolidated financial statements include the accounts of Hyster-Yale's wholly-owned domestic and international subsidiaries. Also included is Shanghai Hyster Forklift Ltd., a 75%-owned joint venture in China. All intercompany accounts and transactions among the consolidated companies are eliminated in consolidation.

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

Investments in Sumitomo-NACCO Materials Handling Company, Ltd. (“SN”), a 50%-owned joint venture, and NMHG Financial Services, Inc. (“NFS”), a 20%-owned joint venture, are accounted for by the equity method. SN operates manufacturing facilities in Japan, the Philippines and Vietnam from which the Company purchases certain components and lift trucks. Sumitomo Heavy Industries, Ltd. ("Sumitomo") owns the remaining 50% interest in SN. Each stockholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo prior to a vote of SN’s board of directors. NFS is a joint venture with General Electric Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. National Account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The Company’s percentage share of the net income or loss from these equity investments is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” portion of the unaudited condensed consolidated statements of operations.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2013 and the results of its operations for the three and six months ended June 30, 2013 and 2012 and the results of its cash flows and changes in equity for the six months ended June 30, 2013 and 2012 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.

Note 2 - Recently Issued Accounting Standards

Accounting Standards Adopted in 2013:

In December 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on the offsetting of assets and liabilities, which was effective for the Company as of January 1, 2013. The guidance requires additional disclosures regarding offsetting arrangements of balance sheet derivatives to enable financial statement users to understand the effect of these arrangements on a company’s financial position. The Company adopted the guidance as of January 1, 2013 and has included the disclosures in Note 6. As this guidance only affected disclosures, the adoption did not have any effect on the Company's financial position, results of operations or cash flows.

In February 2013, the FASB issued authoritative guidance on the presentation requirements for reclassifications out of accumulated other comprehensive income (loss) ("OCI"), which was effective for the Company as of January 1, 2013. The

Company adopted the guidance as of January 1, 2013 and has included the disclosures in Note 3. As this guidance only affected disclosures, the adoption did not have any effect on the Company's financial position, results of operations or cash flows.

Accounting Standards Not Yet Adopted:

In February 2013, the FASB issued authoritative guidance on joint and several liability arrangements, which is effective for the Company as of January 1, 2014. The guidance provides for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date and for which no other specific guidance in U.S. generally accepted accounting principles exists. The Company is currently evaluating the effect the adoption of the guidance will have on its financial position, results of operations, cash flows and related disclosures.

In March 2013, the FASB issued authoritative guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity, which is effective for the Company as of January 1, 2014. The guidance clarifies the accounting treatment for cumulative translation adjustments when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, an equity method investment that is a foreign entity and an equity method investment that is not a foreign entity. In addition, the guidance clarifies the attributes of a sale of an investment in a foreign entity. The Company is currently evaluating the effect the adoption of the guidance will have on its financial position, results of operations, cash flows and related disclosures.

Reclassifications: Certain amounts in the prior periods' unaudited condensed consolidated financial statements have been reclassified to conform to the current period's presentation.

Note 3 - Reclassifications Out of OCI

The following table summarizes reclassifications out of OCI for the three and six months ended June 30, 2013 and 2012 as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI				Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2013	2012	2013	2012
Gain (loss) on cash flow hedges:
Interest rate contracts	$—	$(1.2)	$—	$(3.2)	Interest expense
Interest rate contracts	—	(1.4)	—	(1.4)	Other
Foreign exchange contracts	(1.2)	1.9	(1.1)	3.2	Cost of sales
	(1.2)	(0.7)	(1.1)	(1.4)	Total before tax
	0.1	1.1	(0.5)	2.0	Tax (expense) benefit
	$(1.1)	$0.4	$(1.6)	$0.6	Net of tax

Amortization of defined benefit pension items:
Actuarial loss	$(1.6)	$(1.9)	$(3.1)	$(3.8)	(a)
Prior service credit	0.1	0.2	0.2	0.2	(a)
Transition liability	—	—	(0.1)	—	(a)
	(1.5)	(1.7)	(3.0)	(3.6)	Total before tax
	0.1	0.2	0.3	0.6	Tax benefit
	$(1.4)	$(1.5)	$(2.7)	$(3.0)	Net of tax

Total reclassifications for the period	$(2.5)	$(1.1)	$(4.3)	$(2.4)

(a) These OCI components are included in the computation of net pension cost (see Note 12 for additional details).

Note 4 - Restructuring and Related Programs
During 2008 and 2009, based on the decline in economic conditions, the Company's management reduced its number of employees worldwide. As a result, the Company recognized a charge of approximately $6.3 million in 2008 and $3.4 million in 2009 related to severance. During 2009, $1.1 million of the accrual was reversed as a result of a reduction in the expected amount paid to employees. Severance payments of $0.1 million were made under this plan during the first six months of 2013. Payments of $0.4 million are expected to be made during the remainder of 2013. No further charges related to this plan are expected.

Following is the activity related to the liability for the restructuring and related programs. Amounts for severance expected to be paid within one year are included on the line “Accrued payroll” in the unaudited condensed consolidated balance sheets.

Severance
Balance at January 1, 2013	$0.5
Payments	(0.1)
Balance at June 30, 2013	$0.4

Note 5 - Inventories

Inventories are summarized as follows:

	JUNE 30 2013	DECEMBER 31 2012
Finished goods and service parts	$162.9	$170.1
Raw materials and work in process	184.5	189.9
Total manufactured inventories	347.4	360.0
LIFO reserve	(51.4)	(51.4)
	$296.0	$308.6

The cost of certain manufactured inventories, including service parts, has been determined using the last-in-first-out (“LIFO”) method. At June 30, 2013 and December 31, 2012, 50% and 52%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

Note 6 - Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At June 30, 2013, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $127.8 million. At December 31, 2012, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $135.6 million.

Derivative Financial Instruments

The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. The Company offsets fair value amounts related to foreign currency exchange contracts executed with the same counterparty. These contracts hedge firm commitments and forecasted transactions relating to cash flows associated with sales and purchases denominated in currencies other than its functional currencies. Changes in the fair value of forward foreign currency exchange contracts that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the unaudited condensed consolidated statements of operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in cost of sales. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and is also generally recognized in cost of sales.

The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company's interest rate swap agreements and its variable rate financings are predominately based upon the three-month LIBOR. Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the unaudited condensed consolidated statements of operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and included on the line “Other” in the “Other (income) expense” section of the unaudited condensed consolidated statements of operations.

Interest rate swap agreements and forward foreign currency exchange contracts held by the Company have been designated as hedges of forecasted cash flows. The Company does not currently hold any nonderivative instruments designated as hedges or any derivatives designated as fair value hedges.

The Company periodically enters into foreign currency exchange contracts that do not meet the criteria for hedge accounting. These derivatives are used to reduce the Company's exposure to foreign currency risk related to forecasted purchase or sales transactions or forecasted intercompany cash payments or settlements. Gains and losses on these derivatives are included on the line “Cost of sales” in the unaudited condensed consolidated statements of operations.

Cash flows from hedging activities are reported in the unaudited condensed consolidated statements of cash flows in the same classification as the hedged item, generally as a component of cash flows from operations.

The Company measures its derivatives at fair value on a recurring basis using significant observable inputs. This valuation methodology is Level 2 as defined in the fair value hierarchy. The Company uses a present value technique that incorporates the LIBOR swap curve, foreign currency spot rates and foreign currency forward rates to value its derivatives, including its interest rate swap agreements and foreign currency exchange contracts, and also incorporates the effect of the Company's and its counterparties' credit risk into the valuation.

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $341.5 million at June 30, 2013, primarily denominated in euros, Japanese yen, British pounds, Swedish kroner, Mexican pesos and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $428.7 million at December 31, 2012, primarily denominated in euros, British pounds, Japanese yen, Swedish kroner, Australian dollars and Mexican pesos. The fair value of these contracts approximated a net liability of $0.7 million at June 30, 2013 and a net asset of $3.9 million at December 31, 2012.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2013, $1.4 million of the amount included in OCI is expected to be reclassified as a loss into the unaudited condensed consolidated statement of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: At June 30, 2013, the Company has interest rate swap agreements that are expected to hedge interest payments on its three-month LIBOR borrowings. These contracts begin on December 31, 2014 and extend to December 31, 2018 for a notional amount of $100.0 million. The fair value of interest rate swap agreements was a net asset of $2.7 million at June 30, 2013 and a net liability of $0.7 million at December 31, 2012.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract at June 30, 2013 and December 31, 2012 as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	JUNE 30 2013	DECEMBER 31 2012	Balance Sheet Location	JUNE 30 2013	DECEMBER 31 2012
Derivatives designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$—	$—
Long-term	Other non-current assets	2.7	—	Other long-term liabilities	—	0.4
Foreign currency exchange contracts
Current	Prepaid expenses and other	3.2	6.6	Prepaid expenses and other	2.5	2.7
	Other current liabilities	0.7	1.4	Other current liabilities	1.7	1.2
Long-term	Other non-current assets	—	—	Other non-current assets	—	—
	Other long-term liabilities	—	—	Other long-term liabilities	1.0	—
Total derivatives designated as hedging instruments		$6.6	$8.0		$5.2	$4.3
Derivatives not designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$—	$0.4
Long-term	Other non-current assets	—	0.1	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	2.9	1.7	Prepaid expenses and other	1.6	1.2
	Other current liabilities	0.6	0.6	Other current liabilities	2.3	1.3
Long-term	Other non-current assets	1.0	—	Other long-term liabilities	—	—
Total derivatives not designated as hedging instruments		$4.5	$2.4		$3.9	$2.9
Total derivatives		$11.1	$10.4		$9.1	$7.2

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty at June 30, 2013 and December 31, 2012 as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of June 30, 2013				Derivative Liabilities as of June 30, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Interest rate swap agreements	$2.7	$—	$2.7	$2.7	$—	$—	$—	$—
Foreign currency exchange contracts	3.0	(3.0)	—	—	3.7	(3.0)	0.7	0.7
Total derivatives	$5.7	$(3.0)	$2.7	$2.7	$3.7	$(3.0)	$0.7	$0.7

	Derivative Assets as of December 31, 2012				Derivative Liabilities as of December 31, 2012
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Interest rate swap agreements	$0.1	$(0.1)	$—	$—	$0.8	$(0.1)	$0.7	$0.7
Foreign currency exchange contracts	4.4	(0.5)	3.9	3.9	0.5	(0.5)	—	—
Total derivatives	$4.5	$(0.6)	$3.9	$3.9	$1.3	$(0.6)	$0.7	$0.7

The following table summarizes the pre-tax impact of derivative instruments for the three and six months ended June 30, 2013 and 2012 as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	THREE MONTHS		SIX MONTHS			THREE MONTHS		SIX MONTHS			THREE MONTHS		SIX MONTHS
Derivatives in Cash Flow Hedging Relationships	2013	2012	2013	2012		2013	2012	2013	2012		2013	2012	2013	2012
Interest rate swap agreements	$2.6	$0.3	$3.0	$0.1	Interest expense	$—	$(1.2)	$—	$(3.2)	Other	$—	$(1.4)	$—	$(1.4)
Foreign currency exchange contracts	(2.4)	1.6	(6.6)	2.4	Cost of sales	(1.2)	2.0	(1.1)	3.2	Cost of sales	—	—	—	—
Total	$0.2	$1.9	$(3.6)	$2.5		$(1.2)	$0.8	$(1.1)	$—		$—	$(1.4)	$—	$(1.4)

											Amount of Gain or (Loss) Recognized in Income on Derivative
											THREE MONTHS		SIX MONTHS
Derivatives Not Designated as Hedging Instruments										Location of Gain or (Loss) Recognized in Income on Derivative	2013	2012	2013	2012
Interest rate swap agreements										Other	$—	$—	$—	$—
Foreign currency exchange contracts										Cost of sales	1.8	(0.2)	(0.6)	(1.1)
Total											$1.8	$(0.2)	$(0.6)	$(1.1)

Note 7 - Equity Investments

The Company has a 20% ownership interest in NFS, a joint venture with GECC, formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States and is included in the Americas segment. The Company's ownership in NFS is accounted for using the equity method of accounting. NFS is considered a variable interest entity; however, the Company has concluded that it is not the primary beneficiary and does not consider its variable interest in NFS to be significant.

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

The Company's percentage share of the net income or loss from its equity investments in NFS and SN is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” section of the unaudited condensed consolidated statements of operations. The Company's equity investments are included on the line “Investment in Unconsolidated Affiliates” in the unaudited condensed consolidated balance sheets.

Summarized financial information for these two equity investments is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2013	2012	2013	2012
Revenues	$53.5	$101.0	$139.0	$198.0
Gross profit	$16.7	$28.6	$38.3	$57.6
Income from continuing operations	$3.2	$3.6	$6.4	$8.0
Net income	$3.2	$3.6	$6.4	$8.0

Note 8 - Contingencies

Various legal and regulatory proceedings and claims have been or may be asserted against the Company relating to the conduct of its businesses, including product liability, environmental and other claims. These proceedings and claims are incidental to the ordinary course of business. Management believes that it has meritorious defenses and will vigorously defend the Company in these actions. Any costs that management estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount can be reasonably estimated. Although the ultimate disposition of these proceedings is not presently determinable, management believes, after consultation with its legal counsel, that the likelihood is remote that costs will be incurred materially in excess of accruals already recognized.

Note 9 - Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at June 30, 2013 and December 31, 2012 were $156.9 million and $146.5 million, respectively. As of June 30, 2013, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at June 30, 2013 was approximately $170.4 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities in which it has provided recourse or repurchase obligations. As of June 30, 2013, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $43.5 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $9.1 million as of June 30, 2013. The $43.5 million is included in the $156.9 million of total amounts subject to recourse or repurchase obligations at June 30, 2013.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within GECC may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through NFS. At June 30, 2013, approximately $122.7 million of the Company's total recourse or repurchase obligations of $156.9 million related to transactions with NFS. In addition, in connection with the joint venture agreement, the Company also provides a guarantee to GECC for 20% of NFS' debt with GECC, such that the Company would become liable under the terms of NFS' debt agreements with GECC in the case of default by NFS. At June 30, 2013, the amount of NFS' debt guaranteed by the Company was $127.9 million. NFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause NFS to default in future periods.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2013
Balance at January 1	$44.3
Current year warranty expense	16.1
Change in estimate related to pre-existing warranties	(3.1)
Payments made	(12.8)
Foreign currency effect	(0.3)
Balance at June 30	$44.2

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

During the second quarter of 2013, the Company's tax rate of (4.9)% differed from the U.S. federal statutory tax rate of 35% primarily as a result of recognizing a discrete tax benefit of $12.8 million from the release of the valuation allowance recorded against deferred tax assets in the United Kingdom and income in non-U.S. jurisdictions being taxed at rates lower than the U.S. rate. During the second quarter of 2013, the Company determined that its United Kingdom deferred tax assets met the more likely than not threshold required for realization based upon the anticipated timing of deferred temporary differences, the continuing trend of earnings, the projection of future taxable income, and the improving assessment of the economic environment affecting the Company's European operations. In addition, the Company recognized $1.4 million of discrete tax benefits, primarily related to changes in certain U.S. and foreign tax laws during the first quarter of 2013. The tax rate for the first six months of 2013 was 6.7%.

During the second quarter of 2012, the Company's tax rate of 9.3% differed from the U.S. federal statutory tax rate of 35% as a result of income tax in non-U.S. jurisdictions at tax rates lower than the U.S. rate and from the utilization of valuation allowances against current earnings in Australia, the United Kingdom, and U.S. state taxing jurisdictions. In addition, in April 2012, the Company received approval from the Internal Revenue Service for an election regarding the U.S. tax treatment of contributions to certain of the Company's non-U.S. pension plans. As a result of the approval, the Company released $2.1 million of the deferred tax liability provided for unremitted foreign earnings in the second quarter of 2012. The tax rate for the first six months of 2012 was 15.9%.

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

The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012 that it expected to contribute approximately $2.2 million and $3.6 million to its U.S. and non-U.S. pension plans, respectively, in 2013. The Company now expects to contribute approximately $1.8 million and $3.5 million to its U.S. and non-U.S. pension plans, respectively, in 2013.

The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2013	2012	2013	2012
U.S. Pension
Service cost	$—	$—	$—	$—
Interest cost	0.8	0.9	1.6	1.8
Expected return on plan assets	(1.3)	(1.2)	(2.7)	(2.5)
Amortization of actuarial loss	0.5	1.0	1.0	1.9
Amortization of prior service credit	(0.1)	(0.2)	(0.2)	(0.2)
Total	$(0.1)	$0.5	$(0.3)	$1.0
Non-U.S. Pension
Service cost	$0.8	$0.7	$1.5	$1.3
Interest cost	1.6	1.7	3.2	3.3
Expected return on plan assets	(2.2)	(2.2)	(4.4)	(4.4)
Amortization of actuarial loss	1.1	0.9	2.1	1.9
Amortization of transition liability	—	—	0.1	—
Total	$1.3	$1.1	$2.5	$2.1

Note 13 - Business Segments

The Company’s reportable segments include the following three management units: the Americas, Europe and Asia-Pacific. Americas includes its operations in the United States, Canada, Mexico, Brazil, Latin America and its corporate headquarters. Europe includes its operations in Europe, the Middle East and Africa. Asia-Pacific includes its operations in the Asia-Pacific region including China, as well as SN operations. Certain amounts are allocated to these geographic management units and are included in the segment results presented below, including product development costs, corporate headquarter's expenses and information technology infrastructure costs. These allocations among geographic management units are determined by senior management and not directly incurred by the geographic operations. In addition, other costs are incurred directly by these geographic management units based upon the location of the manufacturing plant or sales units, including manufacturing variances, product liability, warranty and sales discounts, which may not be associated with the geographic management unit of the ultimate end user sales location where revenues and margins are reported. Therefore, the reported results of each segment cannot be considered stand-alone entities as all segments are inter-related and integrate into a single global business.

Financial information for each reportable segment is presented in the following table.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2013	2012	2013	2012
Revenues from external customers
Americas	$433.2	$378.6	$851.7	$773.9
Europe	171.3	171.1	345.9	353.0
Asia-Pacific	55.1	52.3	106.9	104.6
	$659.6	$602.0	$1,304.5	$1,231.5
Operating profit
Americas	$27.9	$14.0	$52.6	$33.1
Europe	7.3	9.5	13.0	19.1
Asia-Pacific	0.7	1.1	2.4	2.2
	$35.9	$24.6	$68.0	$54.4
Net income attributable to stockholders
Americas	$14.3	$9.0	$33.2	$19.9
Europe	21.6	9.1	25.6	18.0
Asia-Pacific	0.3	1.4	2.0	2.8
	$36.2	$19.5	$60.8	$40.7

Note 14 - Other Events and Transactions

During the second quarter of 2013, NACCO Materials Handling Group Brasil Ltda. (“NMHG Brasil”), an indirect, wholly-owned subsidiary of the Company, entered into an agreement with Synergy Empreendimentos E Participacoes Ltda. ("Synergy") to sell real estate and an operating facility for an aggregate purchase price of 42.5 million Brazilian reais ("R$") (approximately U.S.$19.5 million, including payments received and expected future payments at a conversion rate of U.S.$1.00 to R$2.23, as of June 30, 2013), subject to certain conditions. The sale of the land and facility is expected to be completed on July 22, 2014, or such earlier date as the parties may agree (the "Sale Date"). The proceeds from the sale of the land and facility are expected to be paid in three installments: 1) R$21,000,000 (US$9.9 million at a conversion rate of U.S.$1.00 to R$2.13) (the "Upfront Payment"), which was received by the Company during the second quarter of 2013; 2) R$2,000,000 (approximately U.S.$0.9 million at a conversion rate of U.S.$1.00 to R$2.23, as of June 30, 2013), which will be deposited into an escrow account at the Sale Date, subject to release to NMHG Brasil upon conclusion of certain environmental remediation; and 3) R$19,500,000 (approximately U.S.$8.7 million at a conversion rate of U.S.$1.00 to R$2.23, as of June 30, 2013) on the Sale Date. The anticipated proceeds from the sale are expected to be used for a new facility in Brazil.

Under certain circumstances, the agreement can be terminated by either NMHG Brasil or Synergy. In the event of termination by Synergy due to the inability of NMHG Brasil to comply with the terms of the agreement, Synergy will generally be entitled to receive a payment from NMHG Brasil of 2% of the aggregate purchase price under the agreement and the return of the Upfront Payment. In the event of termination by Synergy due to NMHG Brasil's refusal to execute the deed for the property, NMHG Brasil will return the Upfront Payment and in addition will pay to Synergy an amount equal to 25% of the Upfront Payment. In the event of termination due to the failure of Synergy to meet its obligations under the agreement, NMHG Brasil will generally be entitled to retain 25% of the Upfront Payment and must return the remainder of the Upfront Payment to Synergy.

As of June 30, 2013, the net book value of the land and operating facility of NMHG Brasil was approximately $0.3 million. The first installment of $9.9 million is included on the line "Other Long-Term Liabilities" as a deposit in the unaudited condensed consolidated balance sheet as of June 30, 2013 and on the line "Other" in the Investing Activities section of the unaudited condensed consolidated statement of cash flows. Any gain on the sale of the real estate and facility by NMHG Brasil is expected to be recorded at the time of the Sale Date.

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

FINANCIAL REVIEW

The results of operations for the Company were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2013	2012	2013	2012
Revenues
Americas	$433.2	$378.6	$851.7	$773.9
Europe	171.3	171.1	345.9	353.0
Asia-Pacific	55.1	52.3	106.9	104.6
	$659.6	$602.0	$1,304.5	$1,231.5
Operating profit
Americas	$27.9	$14.0	$52.6	$33.1
Europe	7.3	9.5	13.0	19.1
Asia-Pacific	0.7	1.1	2.4	2.2
	$35.9	$24.6	$68.0	$54.4
Interest expense	$2.3	$3.4	$4.8	$7.2
Other (income) expense	$(0.9)	$(0.3)	$(2.0)	$(1.2)
Net income attributable to stockholders	$36.2	$19.5	$60.8	$40.7
Effective income tax rate	(4.9)%	9.3%	6.7%	15.9%

See the discussion of the consolidated effective income tax rate in Note 11 of the unaudited condensed consolidated financial statements.

Second Quarter of 2013 Compared with Second Quarter of 2012

The following table identifies the components of change in revenues for the second quarter of 2013 compared with the second quarter of 2012:

Revenues
2012	$602.0
Increase (decrease) in 2013 from:
Unit volume and product mix	47.7
Parts	7.0
Unit price	6.5
Other	2.6
Foreign currency	(6.2)
2013	$659.6

Revenues increased 9.6% to $659.6 million in the second quarter of 2013 from $602.0 million in the second quarter of 2012. The improvement was primarily a result of an increase in unit and parts volumes in the Americas. In addition, price increases implemented in 2013 mainly to offset the impact of weakness in the Brazilian real also favorably affected revenues. The increase in revenues was partially offset by the unfavorable effect of foreign currency movements as the Brazilian real weakened against the U.S. dollar. Worldwide new unit shipments increased in the second quarter of 2013 to 20,858 units from shipments of 18,728 units in the second quarter of 2012.

The following table identifies the components of change in operating profit for the second quarter of 2013 compared with the second quarter of 2012:

Operating Profit
2012	$24.6
Increase (decrease) in 2013 from:
Gross profit	18.3
Other	1.4
Other selling, general and administrative expenses	(6.7)
Foreign currency	(1.7)
2013	$35.9

The Company recognized operating profit of $35.9 million in the second quarter of 2013 compared with $24.6 million in the second quarter of 2012 and operating margin of 5.4% in the second quarter of 2013 compared with 4.1% in the second quarter of 2012. The increase was primarily due to improved gross profit as a result of the increase in unit and parts volumes and the favorable effect of price increases, mainly in the Americas. Gross margin improved to 17.3% in the second quarter of 2013 from 16.1% in the second quarter of 2012. The increase in operating profit was partially offset by higher selling, general and administrative expenses, primarily due to higher incentive compensation estimates in the second quarter of 2013 compared with the second quarter of 2012 and increased marketing expenses to support the Company's five strategic initiatives. Operating profit was also affected by unfavorable foreign currency movements, primarily in Europe.

The Company recognized net income attributable to stockholders of $36.2 million in the second quarter of 2013 compared with $19.5 million in the second quarter of 2012. The increase was primarily the result of the factors affecting operating profit and the favorable effect of the release of $12.8 million of certain portions of previously recorded income tax valuation allowances related to the Company's European operations during the second quarter of 2013. See Note 11 to the unaudited condensed consolidated financial statements for additional information.

Backlog

The Company's worldwide backlog level was approximately 29,300 units at June 30, 2013 compared with approximately 24,200 units at June 30, 2012 and approximately 27,500 units at March 31, 2013.

First Six Months of 2013 Compared with First Six Months of 2012

The following table identifies the components of change in revenues for the first six months of 2013 compared with the first six months of 2012:

Revenues
2012	$1,231.5
Increase (decrease) in 2013 from:
Unit volume and product mix	60.5
Unit price	11.6
Parts	9.6
Other	2.3
Foreign currency	(11.0)
2013	$1,304.5

Revenues increased 5.9% to $1,304.5 million in the first six months of 2013 from $1,231.5 million in the first six months of 2012. The improvement was primarily a result of an increase in unit and parts volumes in the Americas. In addition, price increases implemented in 2012 and 2013 mainly to offset the impact of weakness in the Brazilian real also favorably affected revenues. The increase in revenues was partially offset by the unfavorable effect of foreign currency movements as the Brazilian real weakened against the U.S. dollar and a shift in sales to lower-priced trucks, primarily in Europe and the Americas. Worldwide new unit shipments increased in the first six months of 2013 to 41,614 from shipments of 38,807 in the first six months of 2011.

The following table identifies the components of change in operating profit for the first six months of 2013 compared with the first six months of 2012:

Operating Profit
2012	$54.4
Increase (decrease) in 2013 from:
Gross profit	30.7
Other	2.5
Other selling, general and administrative expenses	(15.3)
Foreign currency	(4.3)
2013	$68.0

The Company recognized operating profit of $68.0 million in the first six months of 2013 compared with $54.4 million in the first six months of 2012 and operating margin of 5.2% in the first six months of 2013 compared with 4.4% in the first six months of 2012. The increase was primarily due to improved gross profit as a result of the favorable effect of price increases and the improvement in unit and parts volumes, both primarily in the Americas, and a favorable shift in sales mix to higher-margin products in all geographic areas. Gross margin improved to 17.1% in the first six months of 2013 from 15.9% in the first six months of 2012. The increase in operating profit was partially offset by higher selling, general and administrative expenses, mainly as a result of higher incentive compensation estimates in the first six months of 2013 compared with the first six months of 2012 and increased marketing expenses to support the Company's five strategic initiatives. Operating profit was also affected by unfavorable foreign currency movements, primarily in Europe.

The Company recognized net income attributable to stockholders of $60.8 million in the first six months of 2013 compared with $40.7 million in the first six months of 2012. The increase was primarily the result of the factors affecting operating profit and the favorable effect of the release of $12.8 million of certain portions of previously recorded income tax valuation allowances related to the Company's European operations and from changes in certain U.S. and foreign tax laws in the first six months of 2013. See Note 11 to the unaudited condensed consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2013	2012	Change
Operating activities:
Net income	$60.8	$40.7	$20.1
Depreciation and amortization	14.9	13.8	1.1
Other	5.0	2.5	2.5
Working capital changes	(40.6)	(3.9)	(36.7)
Net cash provided by operating activities	40.1	53.1	(13.0)

Investing activities:
Expenditures for property, plant and equipment	(17.0)	(5.9)	(11.1)
Proceeds from the sale of assets	0.6	0.2	0.4
Other	9.9	—	9.9
Net cash used for investing activities	(6.5)	(5.7)	(0.8)

Cash flow before financing activities	$33.6	$47.4	$(13.8)

Net cash provided by operating activities decreased $13.0 million in the first six months of 2013 compared with the first six months of 2012 primarily as a result of the change in working capital, partially offset by the increase in net income. The change in working capital was primarily due to an increase in accounts receivable, partially offset by an increase in accounts payable. Accounts receivable increased mainly as a result of higher sales volumes and a shift in sales to customers with longer payment terms during the first six months of 2013 compared with the first six months of 2012. The increase in accounts payable was primarily the result of higher purchases to support improved sales volume in the first six months of 2013 compared with the first six months of 2012 and a change in the timing of payments to suppliers.

Net cash used for investing activities increased primarily as a result of higher expenditures for property, plant and equipment, mainly in Brazil, including initial payments for a new facility and improvements to the Company's information technology infrastructure. These expenditures were partially offset by the receipt of a $9.9 million deposit related to the sale of the existing Brazil real estate and operating facility. See Note 14 to the unaudited condensed consolidated financial statements for additional information.

	2013	2012	Change
Financing activities:
Net reductions of long-term debt and revolving credit agreements	$(9.6)	$(83.4)	$73.8
Cash dividends paid	(8.4)	—	(8.4)
Purchase of treasury shares	(3.0)	—	(3.0)
Financing fees paid	—	(5.6)	5.6
Net cash used for financing activities	$(21.0)	$(89.0)	$68.0

The decrease in net cash used for financing activities during the first six months of 2013 compared with the first six months of 2012 was primarily the result of cash paid for the refinancing of the Company's previous term loan agreement and financing fees paid for the amendment to the Facility (defined below) and the Term Loan (defined below) during the first six months of 2012. These items were partially offset by cash dividends paid to stockholders and the purchase of treasury shares in the first six months of 2013.

Financing Activities

The Company has a $200.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in March 2017. There were no borrowings outstanding under the Facility at June 30, 2013. The excess availability under the Facility, at June 30, 2013, was $191.6 million, which reflects reductions of $8.4 million for letters of credit. The obligations under the Facility are guaranteed by substantially all domestic subsidiaries and, in the case of foreign borrowings, foreign subsidiaries. The obligations under the Facility are secured by a first lien on all domestic personal property and assets other than intellectual property, plant, property and equipment (all such property and assets, the “ABL Collateral”) and a second lien on all intellectual property, plant, property and equipment (the “Term Loan Collateral”). The approximate book value of the Company's assets held as ABL Collateral and Term Loan Collateral under the Facility was $695 million as of June 30, 2013.

The maximum availability under the Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the Facility. A portion of the availability can be denominated in British pounds or euros. Borrowings bear interest at a floating rate which can be a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective June 30, 2013, for domestic base rate loans and LIBOR loans were 0.75% and 1.75%, respectively. The applicable margin, effective June 30, 2013, for foreign overdraft loans was 2.00%. The domestic and foreign floating rates of interest applicable to the Facility on June 30, 2013 were 4.00% and a range of 2.25% to 2.50%, respectively, including the applicable floating rate margin. The Facility also requires the payment of a fee of 0.375% to 0.50% per annum on the unused commitment based on the average daily outstanding balance during the preceding month. At June 30, 2013, the fee was 0.50%.

The Facility includes restrictive covenants, which, among other things, limit the payment of dividends. If the minimum availability threshold, as defined in the Facility, is between twenty percent and thirty percent, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.10 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the Facility, is greater than or equal to thirty percent, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. At June 30, 2013, the minimum availability threshold, as defined in the Facility, was greater than thirty percent. In addition, the Company was in compliance with the covenants in the Facility.

NMHG has a term loan agreement (the “Term Loan”) that provides for term loans up to an aggregate principal amount of $130.0 million, which mature in December 2017. The proceeds of the Term Loan, together with available cash on hand, were used to repay NMHG's previous term loan entered into in 2006. The Term Loan requires quarterly payments of $4.6 million through September 2017 with the balance of the loan being due in full in December 2017. At June 30, 2013, there was $111.5 million outstanding under the Term Loan.

The obligations under the Term Loan are guaranteed by substantially all of NMHG’s domestic subsidiaries. The obligations under the Term Loan are secured by a first lien on the Term Loan Collateral and a second lien on the ABL Collateral. The approximate book value of NMHG's assets held as ABL Collateral and Term Loan Collateral under the Term Loan was $695 million as of June 30, 2013.

Outstanding borrowings under the Term Loan bear interest at a floating rate which can be, at NMHG’s option, a base rate plus a margin of 3.00% or LIBOR with a 1.00% floor, as defined in the Term Loan, plus a margin of 4.00%. The weighted average interest rate on the amount outstanding under the Term Loan at June 30, 2013 was 5.00%.

The Term Loan includes restrictive covenants, which, among other things, limit the payment of dividends. If the minimum availability threshold, as defined in the Facility, is between twenty percent and thirty percent, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.10 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the Facility, is greater than or equal to thirty percent, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. At June 30, 2013, the minimum availability threshold, as defined in the Facility, was greater than thirty percent. In addition, NMHG was in compliance with the covenants in the Term Loan.

In addition to the amount outstanding under the Term Loan, the Company had borrowings of approximately $16.3 million of other debt at June 30, 2013. In addition to the excess availability under the Facility, the Company had $43.7 million of remaining availability related to other foreign revolving credit agreements.

The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in March 2017.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2012, there have been no significant changes in the total amount of the Company's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on pages 23 and 24 in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Capital Expenditures

Expenditures for property, plant and equipment were $17.0 million during the first six months of 2013. Capital expenditures are estimated to be an additional $34.2 million for the remainder of 2013. Planned expenditures for the remainder of 2013 are primarily for a new facility in Brazil, product development and improvements to information technology infrastructure. The principal sources of financing for these capital expenditures are expected to be internally generated funds, bank borrowings and the anticipated proceeds from the sale of the current Brazil facility of 42.5 million Brazilian reais ("R$") (approximately U.S.$19.5 million at a conversion rate of U.S.$1.00 to R$2.23, as of June 30, 2013), which includes $9.9 million received in the second quarter of 2013.

Capital Structure

The Company's capital structure is presented below:

	JUNE 30 2013	DECEMBER 31 2012	Change
Cash and cash equivalents	$162.7	$151.3	$11.4
Other net tangible assets	355.6	333.1	22.5
Net assets	518.3	484.4	33.9
Total debt	(134.8)	(142.2)	7.4
Total equity	$383.5	$342.2	$41.3
Debt to total capitalization	26%	29%	(3)%

OUTLOOK

The overall global market is expected to continue to grow moderately in the remainder of 2013 compared with 2012. This growth is expected to be driven primarily by increases in the Americas as a result of growth in Brazil and Latin America and continuing recovery in North America demand, and by moderate growth in the Asia-Pacific, Middle East and Africa markets. Europe markets are expected to remain weak, mainly as a result of Western Europe macro-economic conditions. In the context of these market conditions and expected increases in market share, the Company anticipates an overall increase in unit shipments and parts volumes over the remainder of 2013 compared with 2012. The majority of this increase is expected to come from the Americas, with weakness in Western Europe unit shipments.

The Company anticipates material costs in the remainder of 2013 to be comparable to the second half of 2012. Although commodity costs continued to stabilize in the first half of 2013, these markets remain volatile and sensitive to changes in the global economy. The Company will continue to monitor economic conditions and the resulting effects on costs and pricing.

The Company expects operating profit for the remainder of 2013 to be down slightly from the second half of 2012. An increase in operating expenses, as a result of increases in marketing and employee-related costs put in place over the course of 2012 and early 2013 to support the Company's five strategic initiatives and the effect of incremental public company costs the Company will incur as a standalone public entity in the third quarter, is expected to offset the expected increase in gross profit as a result of increased sales volumes. Net income in the second half of 2013 is expected to decline compared with the second half of 2012 as a result of the absence of the $10.7 million valuation allowance release taken in the fourth quarter of 2012 and an expected higher effective income tax rate. The higher effective income tax rate, excluding the effect of the second quarter valuation allowance release in 2013, is primarily because the Company will record the effect of U.S. state, European and Australian income taxes in the second half of 2013 and future years and income is expected to shift from Europe to the Americas.

Geographic segment operating profit results for the second half of 2013 are expected to continue to improve over the second half of 2012 in the Americas segment, which includes the North America, Latin America and Brazil markets, but decrease, especially in the third quarter as a result of seasonal shutdowns, in the Europe segment, which includes the Middle East and Africa markets. Within Europe, the anticipated weakness of the Western European market and the absence in 2013 of the significant benefit gained in the second half of 2012 from currency hedging are expected to contribute to the decline in the Europe segment results. Asia-Pacific results for the second half of 2013 are also expected to be lower than the second half of 2012 largely due to a decline in value of the Australian dollar. Cash flow before financing activities in 2013 is expected to be significant but decline compared with 2012, as the Company anticipates an increase in capital expenditures in 2013 largely due to the construction of a new plant and to information technology enhancements in Brazil.

The Company remains focused on gaining market share over time, as well as on improving margins on new lift truck units, especially in its internal combustion engine business, through the execution of its five strategic initiatives: (1) understanding customer needs at the product and aftermarket levels in order to create and provide a differentiated, full range of product and service solutions for specific industry applications, (2) offering the lowest cost of ownership by utilizing the Company's understanding of customers' major cost drivers and developing solutions that consistently lower cost of ownership and create a differentiated competitive position, (3) improving the Company's warehouse market position through enhancing dealer and customer support, adding products, increasing incentives, and implementing programs to increase focus on key customers, (4) enhancing independent distribution by implementing programs aimed at broadening account coverage of the market, expanding the Company's dual-brand ownership strategy, and ensuring dealer excellence in all areas of the world, and (5) expanding in

Asian markets by offering products aimed at the needs of these markets, enhancing distribution excellence and focusing on strategic alliances with local partners in China, India and Japan.

To meet the specific application needs of its customers, the Company is focusing on developing utility, standard and premium products. To this end, the Company has development programs underway for its electric-rider, warehouse, internal combustion engine and big truck product lines. The launch of the final model in the electric-rider lift truck program, the 4 to 5 ton cushion tire electric-rider truck, in the Americas during the first quarter of 2013 completes the upgrade of this product line to position it as a leading solution for customers who desire environmental, running cost and productivity benefits of electric counterbalanced trucks. In the future, as segments and applications emerge, some niche products are expected to be introduced on this platform. With the completion of the Electric Rider program, the Company has now launched new platforms or significant upgrades to the majority of its product line.

Beginning in 2014, the Company is instituting a new model year update program for annual improvements of key performance and capability features of its existing lift truck model platforms. This new program is expected to keep these platforms soundly positioned in the market over time. Improvements will be timed for different product lines through the year to ensure resource leveling and efficient program execution. New platforms are expected to be developed and launched based on emerging segments or significant technological changes.

To support its warehouse growth initiative, the Company expects to introduce a new Reach Truck for the European warehouse industry in the first quarter of 2014, along with major upgrades to its America's warehouse products by the fourth quarter of 2013.

In mid-2011, the Company introduced into certain Latin American markets a new range of UTILEV®-branded lift trucks, which meet the needs of lower-intensity users. This new UTILEV®-branded series of internal combustion engine utility lift trucks was gradually introduced into global markets during 2012, and is expected to continue to gain market position in 2013. The Company currently offers only 1 to 3.5 ton internal combustion engine UTILEV® lift truck models and one model for both Hyster® and Yale® of the standard internal combustion engine lift truck for medium-duty applications. In 2013, the Company expects to expand the UTILEV® lift truck series. The Company also expects to launch additional trucks in the standard model series in future years.

All of these new products and upgraded products are expected to improve revenues and enhance operating margins, as well as help increase market share. In addition, stricter diesel emission regulations for new trucks began to go into effect in 2011 and will be fully in effect by 2015 in certain global markets. The Company has begun to launch and expects to continue to launch lift truck series over this period that will meet these new emission requirements.

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

Changes in internal control over financial reporting: During the second quarter of 2013, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A    Risk Factors
There have been no material changes from risk factors previously disclosed in the Form 10-K in the section entitled “Risk Factors”.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (April 1 to 30, 2013)	30,046	$51.67	30,046	$46,163,115
Month #2 (May 1 to 31, 2013)	18,419	$52.19	18,419	$45,201,914
Month #3 (June 1 to 30, 2013)	6,056	$59.62	6,056	$44,840,863
Total	54,521	$52.73	54,521	$44,840,863

(1)
On December 7, 2012, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock. The timing and amount of any repurchases will be determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A common stock. The share repurchase program does not require the Company to acquire any specific number of shares but it is limited to a maximum number of shares not to exceed ten percent of all common stock outstanding. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and will be executed through open market purchases. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of June 30, 2013, the Company had repurchased 103,619 shares of Class A common stock for $5.2 million under this program.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
Not applicable

Item 5    Other Information
None

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 27 of this Quarterly Report on Form 10-Q for the period ended June 30, 2013.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.

Date:	July 31, 2013	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1
Commitment Agreement for the Purchase and Sale of Real Estate and Other Covenants, dated May 23, 2013, by and between NACCO Materials Handling Group Brasil Ltda. and Synergy Empreendimentos E Participacoes Ltda.

10.2
Amendment to the Commitment Agreement for the Purchase and Sale of Real Estate and Other Covenants, dated May 23, 2013, by and between NACCO Materials Handling Group Brasil Ltda. and Synergy Empreendimentos E Participacoes Ltda.

10.3	Amendment No. 2, effective July 1, 2013, to the Transition Services Agreement, dated as of September 28, 2012, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling, Inc.
10.4
NACCO Materials Handling, Group Inc. Annual Incentive Compensation Plan (Amended and Restated Effective March 1, 2013) (incorporated by reference to Appendix A to Hyster-Yale Materials Handling, Inc.'s Definitive Proxy Statement, filed with the Securities and Exchange Commission on March 18, 2013, Commission File No. 000-54799).

10.5
NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2013) (incorporated by reference to Appendix B to Hyster-Yale Materials Handling, Inc.'s Definitive Proxy Statement, filed with the Securities and Exchange Commission on March 18, 2013, Commission File No. 000-54799).

10.6
Hyster-Yale Materials Handling, Inc. Long-Term Equity Incentive Plan (Effective September 28, 2012) (incorporated by reference to Appendix C to Hyster-Yale Materials Handling, Inc.'s Definitive Proxy Statement, filed with the Securities and Exchange Commission on March 18, 2013, Commission File No. 000-54799).

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