Form 10-Q
period 2013-09-30
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2013-10-30
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at October 25, 2013: 12,678,593
Number of shares of Class B Common Stock outstanding at October 25, 2013: 4,035,491

HYSTER-YALE MATERIALS HANDLING, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2013	DECEMBER 31 2012
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$184.7	$151.3
Accounts receivable, net	359.8	329.2
Inventories, net	322.2	308.6
Deferred income taxes	18.5	10.5
Prepaid expenses and other	33.2	32.2
Total Current Assets	918.4	831.8
Property, Plant and Equipment, Net	154.1	146.1
Long-term Deferred Income Taxes	14.8	16.0
Investment in Unconsolidated Affiliates	37.3	45.3
Other Non-current Assets	27.1	25.2
Total Assets	$1,151.7	$1,064.4
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$319.6	$285.9
Accounts payable, affiliate	19.8	20.6
Revolving credit facilities	6.7	—
Current maturities of long-term debt	107.9	35.3
Accrued payroll	47.7	47.1
Accrued warranty obligations	28.5	30.3
Deferred revenue	11.5	11.3
Other current liabilities	86.3	76.6
Total Current Liabilities	628.0	507.1
Long-term Debt	7.2	106.9
Self-insurance Liabilities	18.6	16.5
Pension and other Postretirement Obligations	40.3	50.9
Other Long-term Liabilities	41.4	40.8
Total Liabilities	735.5	722.2
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 12,653,532 shares outstanding (2012 - 12,099,535 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 4,058,555 shares outstanding (2012 - 4,632,243 shares outstanding)	0.1	0.1
Capital in excess of par value	170.5	163.8
Capital surplus available for dividends	142.2	142.2
Retained earnings	166.8	95.1
Accumulated other comprehensive loss	(64.5)	(60.0)
Total Stockholders' Equity	415.2	341.3
Noncontrolling Interest	1.0	0.9
Total Equity	416.2	342.2
Total Liabilities and Equity	$1,151.7	$1,064.4

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2013	2012	2013	2012
	(In millions, except per share data)
Revenues	$643.9	$585.6	$1,948.4	$1,817.1
Cost of sales	532.3	485.6	1,613.3	1,521.2
Gross Profit	111.6	100.0	335.1	295.9
Operating Expenses
Selling, general and administrative expenses	80.3	71.7	235.8	213.2
Operating Profit	31.3	28.3	99.3	82.7
Other (income) expense
Interest expense	2.4	2.5	7.2	9.7
Income from unconsolidated affiliates	(1.0)	(2.9)	(2.5)	(4.8)
Other	(0.3)	(0.4)	(0.8)	0.3
	1.1	(0.8)	3.9	5.2
Income Before Income Taxes	30.2	29.1	95.4	77.5
Income tax provision	6.6	4.2	11.0	11.9
Net Income	23.6	24.9	84.4	65.6
Net income attributable to noncontrolling interest	(0.1)	—	(0.1)	—
Net Income Attributable to Stockholders	$23.5	$24.9	$84.3	$65.6

Basic Earnings per Share	$1.41	$1.48	$5.04	$3.91
Diluted Earnings per Share	$1.40	$1.48	$5.02	$3.90

Dividends per Share	$0.2500	$—	$0.7500	$—

Basic Weighted Average Shares Outstanding	16.711	16.782	16.728	16.771
Diluted Weighted Average Shares Outstanding	16.804	16.818	16.792	16.803

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2013	2012	2013	2012
	(In millions)
Net Income	$23.6	$24.9	$84.4	$65.6
Other comprehensive income (loss)
Foreign currency translation adjustment	4.1	5.4	(9.9)	(0.7)
Current period cash flow hedging activity	(0.4)	5.6	(3.5)	8.0
Reclassification of hedging activities into earnings	0.7	(2.9)	2.3	(3.5)
Current period pension adjustment	3.3	—	3.3	—
Reclassification of pension into earnings	0.6	1.5	3.3	4.5
Comprehensive Income	$31.9	$34.5	$79.9	$73.9
Other comprehensive income (loss) attributable to noncontrolling interest
Net income attributable to noncontrolling interest	(0.1)	—	(0.1)	—
Comprehensive Income Attributable to Stockholders	$31.8	$34.5	$79.8	$73.9

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2013	2012
	(In millions)
Operating Activities
Net income	$84.4	$65.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.4	20.5
Amortization of deferred financing fees	1.5	1.3
Deferred income taxes	(9.5)	(4.4)
Stock-based compensation	9.7	0.5
Dividends from unconsolidated affiliates	6.8	4.6
Other non-current liabilities	3.4	(4.3)
Other	3.8	(6.1)
Working capital changes:
Accounts receivable	(42.4)	1.6
Inventories	(17.2)	(16.4)
Other current assets	1.0	(0.3)
Accounts payable	34.8	16.0
Other current liabilities	(9.9)	(9.9)
Net cash provided by operating activities	88.8	68.7

Investing Activities
Expenditures for property, plant and equipment	(23.6)	(10.7)
Other	10.1	0.2
Net cash used for investing activities	(13.5)	(10.5)

Financing Activities
Additions to long-term debt	22.5	145.8
Reductions of long-term debt	(56.8)	(231.9)
Net change to revolving credit agreements	6.7	—
Cash dividends paid	(12.6)	—
Cash dividends paid to NACCO	—	(5.0)
Purchase of treasury shares	(3.0)	—
Financing fees paid	—	(6.3)
Stock issuance costs	—	(1.5)
Net cash used for financing activities	(43.2)	(98.9)

Effect of exchange rate changes on cash	1.3	0.8

Cash and Cash Equivalents
Increase (decrease) for the period	33.4	(39.9)
Balance at the beginning of the period	151.3	184.9
Balance at the end of the period	$184.7	$145.0

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Capital surplus available for dividends	Retained earnings (deficit)	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In millions)
Balance, January 1, 2012	$—	$—	$165.8	$185.0	$(2.9)	$14.7	$3.3	$(69.6)	$296.3	$0.8	$297.1
Issuance of common stock	0.1	0.1	—	—	—	—	—	—	0.2	—	0.2
Stock-based compensation	—	—	0.5	—	—	—	—	—	0.5	—	0.5
Capital contributions from NACCO	—	—	0.6	—	—	—	—	—	0.6	—	0.6
Stock issuance costs	—	—	(1.7)	—	—	—	—	—	(1.7)	—	(1.7)
Net income attributable to stockholders	—	—	—	—	65.6	—	—	—	65.6	—	65.6
Cash dividends to NACCO	—	—	—	(5.0)	—	—	—	—	(5.0)	—	(5.0)
Current period other comprehensive income (loss)	—	—	—	—	—	(0.7)	8.0	—	7.3	—	7.3
Reclassification adjustment to net income	—	—	—	—	—	—	(3.5)	4.5	1.0	—	1.0
Balance, September 30, 2012	$0.1	$0.1	$165.2	$180.0	$62.7	$14.0	$7.8	$(65.1)	$364.8	$0.8	$365.6

Balance, January 1, 2013	$0.1	$0.1	$163.8	$142.2	$95.1	$13.2	$1.5	$(74.7)	$341.3	$0.9	$342.2
Stock-based compensation	—	—	9.7	—	—	—	—	—	9.7	—	9.7
Purchase of treasury shares	—	—	(3.0)	—	—	—	—	—	(3.0)	—	(3.0)
Net income attributable to stockholders	—	—	—	—	84.3	—	—	—	84.3	—	84.3
Cash dividends on Class A and Class B common stock: $0.75 per share	—	—	—	—	(12.6)	—	—	—	(12.6)	—	(12.6)
Current period other comprehensive income (loss)	—	—	—	—	—	(9.9)	(3.5)	3.3	(10.1)	—	(10.1)
Reclassification adjustment to net income	—	—	—	—	—	—	2.3	3.3	5.6	—	5.6
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, September 30, 2013	$0.1	$0.1	$170.5	$142.2	$166.8	$3.3	$0.3	$(68.1)	$415.2	$1.0	$416.2

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2013 and the results of its operations for the three and nine months ended September 30, 2013 and 2012 and the results of its cash flows and changes in equity for the nine months ended September 30, 2013 and 2012 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.

Note 2 - Recently Issued Accounting Standards

Accounting Standards Adopted in 2013:

In December 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on the offsetting of assets and liabilities, which was effective for the Company as of January 1, 2013. The guidance requires additional disclosures regarding offsetting arrangements of balance sheet derivatives to enable financial statement users to understand the effect of these arrangements on a company’s financial position. The Company adopted the guidance as of January 1, 2013 and has included the disclosures in Note 7. As this guidance only affected disclosures, the adoption did not have any effect on the Company's financial position, results of operations or cash flows.

In February 2013, the FASB issued authoritative guidance on the presentation requirements for reclassifications from accumulated other comprehensive income (loss) ("OCI"), which was effective for the Company as of January 1, 2013. The

Company adopted the guidance as of January 1, 2013 and has included the disclosures in Note 3. As this guidance only affected disclosures, the adoption did not have any effect on the Company's financial position, results of operations or cash flows.

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

In July 2013, the FASB issued authoritative guidance on unrecognized tax benefits, which is effective for the Company as of January 1, 2014. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. The Company is currently evaluating the effect the adoption of the guidance will have on its financial position, results of operations, cash flows and related disclosures.

Reclassifications: Certain amounts in the prior periods' unaudited condensed consolidated financial statements have been reclassified to conform to the current period's presentation.

Note 3 - Reclassifications from OCI

The following table summarizes reclassifications out of OCI for the three and nine months ended September 30, 2013 and 2012 as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI				Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2013	2012	2013	2012
Gain (loss) on cash flow hedges:
Interest rate contracts	$—	$0.3	$—	$(2.9)	Interest expense
Interest rate contracts	—	(0.3)	—	(1.7)	Other
Foreign exchange contracts	(0.1)	2.7	(1.2)	5.9	Cost of sales
	(0.1)	2.7	(1.2)	1.3	Total before tax
	(0.6)	0.2	(1.1)	2.2	Tax (expense) benefit
	$(0.7)	$2.9	$(2.3)	$3.5	Net of tax

Amortization of defined benefit pension items:
Actuarial loss	$(1.5)	$(1.9)	$(4.6)	$(5.7)	(a)
Prior service credit	—	0.1	0.2	0.3	(a)
Transition liability	—	(0.1)	(0.1)	(0.1)	(a)
	(1.5)	(1.9)	(4.5)	(5.5)	Total before tax
	0.9	0.4	1.2	1.0	Tax benefit
	$(0.6)	$(1.5)	$(3.3)	$(4.5)	Net of tax

Total reclassifications for the period	$(1.3)	$1.4	$(5.6)	$(1.0)

(a) These OCI components are included in the computation of net pension cost (see Note 13 for additional details).

Note 4 - Restructuring and Related Programs
During 2008 and 2009, based on the decline in economic conditions, the Company's management reduced its number of employees worldwide. As a result, the Company recognized a charge of approximately $6.3 million in 2008 and $3.4 million in 2009 related to severance. During 2009, $1.1 million of the accrual was reversed as a result of a reduction in the expected amount paid to employees. Severance payments of $0.1 million were made under this plan during the first nine months of 2013. Payments of $0.4 million are expected to be made during the remainder of 2013. No further charges related to this plan are expected.

Following is the activity related to the liability for the restructuring and related programs. Amounts for severance expected to be paid within one year are included on the line “Accrued payroll” in the unaudited condensed consolidated balance sheets.

Severance
Balance at January 1, 2013	$0.5
Payments	(0.1)
Balance at September 30, 2013	$0.4

Note 5 - Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2013	DECEMBER 31 2012
Finished goods and service parts	$171.4	$170.1
Raw materials and work in process	202.1	189.9
Total manufactured inventories	373.5	360.0
LIFO reserve	(51.3)	(51.4)
	$322.2	$308.6

The cost of certain manufactured inventories, including service parts, has been determined using the last-in-first-out (“LIFO”) method. At September 30, 2013 and December 31, 2012, 52% of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

Note 6 - Current and Long-Term Financing

As of September 30, 2013, the Company had $86.9 million outstanding under a term loan agreement (the “Term Loan”). The Term Loan requires quarterly payments of $3.8 million from December 2013 through September 2017 with the balance of the loan being due in full in December 2017. These required quarterly payments were reduced in September 2013 from $4.6 million to reflect a voluntary prepayment of $20.0 million made in the third quarter of 2013. Since the Company determined it reasonably expected to use cash on hand at September 30, 2013 to prepay the remaining balance outstanding under the Term Loan within the next twelve months in connection with the potential refinancing of the current revolving line of credit (the "Facility"), the remaining balance of $86.9 million outstanding under the Term Loan is included on the line “Current maturities of long-term debt” in the unaudited condensed consolidated balance sheet.

Note 7 - Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At September 30, 2013, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $110.9 million. At December 31, 2012, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $135.6 million.

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

Interest rate swap agreements and certain forward foreign currency exchange contracts held by the Company have been designated as hedges of forecasted cash flows. The Company does not currently hold any nonderivative instruments designated as hedges or any derivatives designated as fair value hedges.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $326.4 million at September 30, 2013, primarily denominated in euros, Japanese yen, British pounds, Swedish kroner, Mexican pesos and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $428.7 million at December 31, 2012, primarily denominated in euros, British pounds, Japanese yen, Swedish kroner, Australian dollars and Mexican pesos. The fair value of these contracts approximated a net asset of $0.5 million and $3.9 million at September 30, 2013 and December 31, 2012, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2013, $1.0 million of the amount included in OCI is expected to be reclassified as a loss into the unaudited condensed consolidated statement of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: At September 30, 2013, the Company has interest rate swap agreements that are expected to hedge interest payments on its future three-month LIBOR borrowings. These contracts begin on December 31, 2014 and extend to December 31, 2018 for a notional amount of $100.0 million. The fair value of interest rate swap agreements was a net asset of $2.0 million at September 30, 2013 and a net liability of $0.7 million at December 31, 2012.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract at September 30, 2013 and December 31, 2012 as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	SEPTEMBER 30 2013	DECEMBER 31 2012	Balance Sheet Location	SEPTEMBER 30 2013	DECEMBER 31 2012
Derivatives designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$—	$—
Long-term	Other non-current assets	2.0	—	Other long-term liabilities	—	0.4
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.8	6.6	Prepaid expenses and other	1.0	2.7
	Other current liabilities	2.8	1.4	Other current liabilities	1.6	1.2
Long-term	Other non-current assets	0.1	—	Other non-current assets	—	—
	Other long-term liabilities	—	—	Other long-term liabilities	0.4	—
Total derivatives designated as hedging instruments		$5.7	$8.0		$3.0	$4.3
Derivatives not designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$—	$0.4
Long-term	Other non-current assets	—	0.1	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	3.3	1.7	Prepaid expenses and other	1.6	1.2
	Other current liabilities	0.4	0.6	Other current liabilities	2.3	1.3
Long-term	Other non-current assets	—	—	Other long-term liabilities	—	—
Total derivatives not designated as hedging instruments		$3.7	$2.4		$3.9	$2.9
Total derivatives		$9.4	$10.4		$6.9	$7.2

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty at September 30, 2013 and December 31, 2012 as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of September 30, 2013				Derivative Liabilities as of September 30, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$2.0	$—	$2.0	$2.0	$—	$—	$—	$—
Foreign currency exchange contracts	1.6	(1.1)	0.5	0.5	1.1	(1.1)	—	—
Total derivatives	$3.6	$(1.1)	$2.5	$2.5	$1.1	$(1.1)	$—	$—

	Derivative Assets as of December 31, 2012				Derivative Liabilities as of December 31, 2012
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$0.1	$(0.1)	$—	$—	$0.8	$(0.1)	$0.7	$0.7
Foreign currency exchange contracts	4.4	(0.5)	3.9	3.9	0.5	(0.5)	—	—
	$4.5	$(0.6)	$3.9	$3.9	$1.3	$(0.6)	$0.7	$0.7

The following table summarizes the pre-tax impact of derivative instruments for the three and nine months ended September 30, 2013 and 2012 as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	THREE MONTHS		NINE MONTHS			THREE MONTHS		NINE MONTHS			THREE MONTHS		NINE MONTHS
Derivatives in Cash Flow Hedging Relationships	2013	2012	2013	2012		2013	2012	2013	2012		2013	2012	2013	2012
Cash Flow Hedges
Interest rate swap agreements	$(0.6)	$(0.3)	$2.4	$(0.2)	Interest expense	$—	$0.3	$—	$(2.9)	Other	$—	$(0.3)	$—	$(1.7)
Foreign currency exchange contracts	0.9	8.4	(5.7)	10.8	Cost of sales	(0.1)	2.7	(1.2)	5.9	Cost of sales	—	—	—	—
Total	$0.3	$8.1	$(3.3)	$10.6		$(0.1)	$3.0	$(1.2)	$3.0		$—	$(0.3)	$—	$(1.7)

											Amount of Gain or (Loss) Recognized in Income on Derivative
											THREE MONTHS		NINE MONTHS
Derivatives Not Designated as Hedging Instruments										Location of Gain or (Loss) Recognized in Income on Derivative	2013	2012	2013	2012
Cash Flow Hedges
Interest rate swap agreements										Other	$—	$(0.1)	$—	$(0.1)
Foreign currency exchange contracts										Cost of sales	(1.1)	(0.1)	(1.7)	(1.2)
Total											$(1.1)	$(0.2)	$(1.7)	$(1.3)

Note 8 - Equity Investments

The Company maintains an interest in one variable interest entity, NFS. NFS is a joint venture with GECC formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States and is included in the Americas segment. The Company does not have a controlling financial interest or have the power to direct the activities that most significantly affect the economic performance of NFS. Therefore, the Company has concluded that the Company is not the primary beneficiary and uses the equity method to account for its 20% interest in NFS. The Company does not consider its variable interest in NFS to be significant.

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

The Company's percentage share of the net income or loss from its equity investments in NFS and SN is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” section of the unaudited condensed consolidated statements of operations. The Company's equity investments are included on the line “Investment in Unconsolidated Affiliates” in the unaudited condensed consolidated balance sheets. At September 30, 2013 and December 31, 2012, the Company's investment in NFS was $8.9 million and $13.9 million, respectively, and the Company's investment in SN was $28.4 million and $31.4 million, respectively.

Summarized financial information for these two equity investments is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2013	2012	2013	2012
Revenues	$118.5	$115.0	$257.5	$313.0
Gross profit	$32.7	$44.6	$71.0	$102.2
Income from continuing operations	$4.1	$14.1	$10.5	$22.1
Net income	$4.1	$14.1	$10.5	$22.1

Note 9 - Contingencies

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

Note 10 - Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at September 30, 2013 and December 31, 2012 were $154.2 million and $146.5 million, respectively. As of September 30, 2013, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at September 30, 2013 was approximately $167.0 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of September 30, 2013, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $36.6 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $7.6 million as of September 30, 2013. The $36.6 million is included in the $154.2 million of total amounts subject to recourse or repurchase obligations at September 30, 2013.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within GECC may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through NFS. At September 30, 2013, approximately $125.3 million of the Company's total recourse or repurchase obligations of $154.2 million related to transactions with NFS. In addition, in connection with the joint venture agreement, the Company also provides a guarantee to GECC for 20% of NFS' debt with GECC, such that the Company would become liable under the terms of NFS' debt agreements with GECC in the case of default by NFS. At September 30, 2013, the amount of NFS' debt guaranteed by the Company was $139.2 million. NFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause NFS to default in future periods.

Note 11 - Product Warranties

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2013
Balance at January 1	$44.3
Current year warranty expense	21.1
Change in estimate related to pre-existing warranties	(3.6)
Payments made	(16.7)
Foreign currency effect	0.3
Balance at September 30	$45.4

Note 12 - Income Taxes

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

A reconciliation of the federal statutory and effective income tax rate for the three and nine months ended September 30, 2013 and 2012 is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2013	2012	2013	2012
Income before income taxes	$30.2	$29.1	$95.4	$77.5
Statutory taxes at 35%	$10.6	$10.2	$33.4	$27.1
Permanent adjustments:
Foreign tax rate differential	(2.6)	(2.8)	(8.2)	(7.5)
State income taxes	0.7	1.1	2.1	2.1
Federal tax credits	(0.3)	—	(0.8)	—
Valuation allowance	—	(3.4)	—	(6.9)
Other	(0.3)	(0.2)	(0.3)	(0.2)
	(2.5)	(5.3)	(7.2)	(12.5)

Discrete items:
Settlements	(1.9)	—	(1.9)	—
R&D credits	(0.5)	(0.7)	(0.5)	(0.7)
Change in tax law	1.3	—	(0.1)	—
Valuation allowance	—	—	(12.8)	—
Unremitted foreign earnings	—	—	—	(2.1)
Other	(0.4)	—	0.1	0.1
	(1.5)	(0.7)	(15.2)	(2.7)
Income tax provision	$6.6	$4.2	$11.0	$11.9
Effective income tax rate	21.9%	14.4%	11.5%	15.4%

The Company's effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of income taxed in non-U.S. jurisdictions at tax rates lower than the U.S. and federal tax credits, primarily for research and development, partially offset by state income tax expense. During 2012, the income tax rate also included the utilization of valuation allowances against current earnings, primarily in U.S. state, United Kingdom and Australian taxing jurisdictions.

In addition, during the third quarter of 2013, the Company recognized discrete tax items for the settlement of certain U.S. income tax audits, research and development credits and a change in the United Kingdom tax law and rate. During the first nine months of 2013, the Company determined that its United Kingdom deferred tax assets met the more likely than not threshold required for realization based upon the anticipated timing of deferred temporary differences, the continuing trend of earnings, the projection of future taxable income, and the improving assessment of the economic environment affecting the Company's European operations. As a result of this determination, the Company recognized a tax benefit of $12.8 million from the release of valuation allowances previously provided. During the first nine months of 2013, the Company also recognized $1.4 million of discrete tax benefits, primarily related to certain U.S. and foreign tax law changes during the first quarter of 2013.

During the first nine months of 2012, the Company received approval from the Internal Revenue Service for an election regarding the U.S. tax treatment of contributions to certain of the Company's non-U.S. pension plans. As a result of the approval, the Company released $2.1 million of the deferred tax liability provided for unremitted foreign earnings in the second quarter of 2012.

Note 13 - Retirement Benefit Plans

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

During the third quarter of 2013, the Company recognized a settlement loss of $1.2 million resulting from lump-sum distributions during the first nine months of 2013 exceeding the total projected interest cost for the plan year for one of its U.S. pension plans. The Company remeasured the plan as of September 30, 2013 using a discount rate of 4.30% compared to the December 31, 2012 discount rate of 3.55%. As result of the remeasurement, the funded status of the plan increased by $4.3 million and accumulated other comprehensive income increased by $5.5 million ($3.3 million net of tax).

The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2013	2012	2013	2012
U.S. Pension
Service cost	$—	$—	$—	$—
Interest cost	0.8	0.9	2.4	2.7
Expected return on plan assets	(1.4)	(1.3)	(4.1)	(3.8)
Settlement loss	1.2	—	1.2	—
Amortization of actuarial loss	0.5	0.9	1.5	2.8
Amortization of prior service credit	—	—	(0.2)	(0.2)
Total	$1.1	$0.5	$0.8	$1.5
Non-U.S. Pension
Service cost	$0.7	$0.6	$2.2	$1.9
Interest cost	1.7	1.6	4.9	4.9
Expected return on plan assets	(2.2)	(2.2)	(6.6)	(6.6)
Amortization of actuarial loss	1.0	1.0	3.1	2.9
Amortization of prior service credit	—	(0.1)	—	(0.1)
Amortization of transition liability	—	0.1	0.1	0.1
Total	$1.2	$1.0	$3.7	$3.1

Note 14 - Business Segments

The Company’s reportable segments include the following three management units: the Americas, Europe and Asia-Pacific. Americas includes its operations in the United States, Canada, Mexico, Brazil, Latin America and its corporate headquarters. Europe includes its operations in Europe, the Middle East and Africa. Asia-Pacific includes its operations in the Asia-Pacific region including China, as well as the equity earnings of SN operations. Certain amounts are allocated to these geographic management units and are included in the segment results presented below, including product development costs, corporate headquarter's expenses and certain information technology infrastructure costs. These allocations among geographic management units are determined by senior management and not directly incurred by the geographic operations. In addition, other costs are incurred directly by these geographic management units based upon the location of the manufacturing plant or sales units, including manufacturing variances, product liability, warranty and sales discounts, which may not be associated with the geographic management unit of the ultimate end user sales location where revenues and margins are reported. Therefore, the reported results of each segment cannot be considered stand-alone entities as all segments are inter-related and integrate into a single global business.

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2013	2012	2013	2012
Revenues from external customers
Americas	$448.6	$379.2	$1,300.3	$1,153.1
Europe	147.0	148.6	492.9	501.6
Asia-Pacific	48.3	57.8	155.2	162.4
	$643.9	$585.6	$1,948.4	$1,817.1
Operating profit
Americas	$28.5	$20.4	$81.1	$53.4
Europe	1.9	6.6	14.9	25.7
Asia-Pacific	0.9	1.3	3.3	3.6
	$31.3	$28.3	$99.3	$82.7
Net income attributable to stockholders
Americas	$21.2	$17.0	$54.4	$36.9
Europe	0.9	6.3	26.5	24.3
Asia-Pacific	1.4	1.6	3.4	4.4
	$23.5	$24.9	$84.3	$65.6

Note 15 - Other Events and Transactions

During the second quarter of 2013, NACCO Materials Handling Group Brasil Ltda. (“NMHG Brasil”), an indirect, wholly-owned subsidiary of the Company, entered into an agreement with Synergy Empreendimentos E Participacoes Ltda. ("Synergy") to sell real estate and an operating facility for an aggregate purchase price of 42.5 million Brazilian reais ("R$") (approximately U.S.$19.5 million, including payments received and expected future payments at a conversion rate of U.S.$1.00 to R$2.23, as of September 30, 2013), subject to certain conditions. The sale of the land and facility is expected to be completed on July 22, 2014, or such earlier date as the parties may agree (the "Sale Date"). The proceeds from the sale of the land and facility are expected to be paid in three installments: 1) R$21,000,000 (US$9.9 million at a conversion rate of U.S.$1.00 to R$2.13) (the "Upfront Payment"), which was received by the Company during the second quarter of 2013 2) R$2,000,000 (approximately U.S.$0.9 million at a conversion rate of U.S.$1.00 to R$2.23, as of September 30, 2013), which will be deposited into an escrow account at the Sale Date, subject to release to NMHG Brasil upon conclusion of certain environmental remediation; and 3) R$19,500,000 (approximately U.S.$8.7 million at a conversion rate of U.S.$1.00 to R$2.23, as of September 30, 2013) on the Sale Date. The anticipated proceeds from the sale are expected to be used for a new facility in Brazil.

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

As of September 30, 2013, the net book value of the land and operating facility of NMHG Brasil was approximately $0.8 million. The first installment of $9.9 million is included on the line "Other current liabilities" as a deposit in the unaudited condensed consolidated balance sheet as of September 30, 2013 and on the line "Other" in the Investing Activities section of the unaudited condensed consolidated statement of cash flows. Any gain on the sale of the real estate and facility by NMHG Brasil is expected to be recorded at the time of the Sale Date.

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

FINANCIAL REVIEW

The results of operations for the Company were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2013	2012	2013	2012
Unit Shipments (in thousands)
Americas	15.0	11.8	41.8	35.8
Europe	4.8	4.8	16.7	16.9
Asia-Pacific	1.4	1.4	4.3	4.2
	21.2	18.0	62.8	56.9
Revenues
Americas	$448.6	$379.2	$1,300.3	$1,153.1
Europe	147.0	148.6	492.9	501.6
Asia-Pacific	48.3	57.8	155.2	162.4
	$643.9	$585.6	$1,948.4	$1,817.1
Operating profit
Americas	$28.5	$20.4	$81.1	$53.4
Europe	1.9	6.6	14.9	25.7
Asia-Pacific	0.9	1.3	3.3	3.6
	$31.3	$28.3	$99.3	$82.7
Interest expense	$2.4	$2.5	$7.2	$9.7
Other (income) expense	$(1.3)	$(3.3)	$(3.3)	$(4.5)
Net income attributable to stockholders	$23.5	$24.9	$84.3	$65.6
Diluted earnings per share	$1.40	$1.48	$5.02	$3.90
Effective income tax rate	21.9%	14.4%	11.5%	15.4%

See the discussion of the consolidated effective income tax rate in Note 12 of the unaudited condensed consolidated financial statements.

Third Quarter of 2013 Compared with Third Quarter of 2012

The following table identifies the components of change in revenues for the third quarter of 2013 compared with the third quarter of 2012:

Revenues
2012	$585.6
Increase (decrease) in 2013 from:
Unit volume and product mix	45.4
Other	8.0
Unit price	4.6
Parts	3.3
Foreign currency	(3.0)
2013	$643.9

Revenues increased 10.0% to $643.9 million in the third quarter of 2013 from $585.6 million in the third quarter of 2012. The improvement was primarily a result of an increase in the Americas in unit volumes, other revenue, including National Account customers' maintenance and service revenue, unit price and parts volumes. The increase in unit and parts volume was from continued growth in the Americas market and the effect of higher unit price was mainly attributable to price increases implemented in 2013 to offset the unfavorable effect of weakness in the Brazilian real. The increase in revenues was partially offset by unfavorable foreign currency movements due to the weakening of the Brazilian real and Australian dollar against the U.S. dollar. The unfavorable currency movements were slightly offset by the strengthening of the euro against the U.S. dollar. In addition, revenues were unfavorably affected by a shift in sales to lower-priced products in the Americas and Europe. Worldwide new unit shipments increased in the third quarter of 2013, primarily in the Americas, to 21,176 units from shipments of 18,045 units in the third quarter of 2012.

The following table identifies the components of change in operating profit for the third quarter of 2013 compared with the third quarter of 2012:

Operating Profit
2012	$28.3
Increase (decrease) in 2013 from:
Gross profit	13.9
Other	0.5
Non-cash charges	(5.5)
Other selling, general and administrative expenses	(3.7)
Foreign currency	(2.2)
2013	$31.3

The Company recognized operating profit of $31.3 million in the third quarter of 2013 compared with $28.3 million in the third quarter of 2012 and operating margin of 4.9% in the third quarter of 2013 compared with 4.8% in the third quarter of 2012. The increases in operating profit and operating margin were primarily due to improved gross profit as a result of the increase in unit and parts volumes and the favorable effect of price increases, all mainly in the Americas. The increases were partially offset by a shift in sales mix to lower-margin products, also primarily in the Americas. Gross margin improved to 17.3% in the third quarter of 2013 from 17.1% in the third quarter of 2012. The increase in operating profit was partially offset by higher selling, general and administrative expenses, primarily due to higher estimates for incentive compensation in the third quarter of 2013 compared with the third quarter of 2012, increased marketing expenses in the Americas and Europe to support the Company's five strategic initiatives and a required non-cash charge of $1.2 million to recognize a portion of the deferred loss in equity in the income statement resulting from the remeasurement of one of the Company's U.S. defined benefit pension plans related to the settlement of a portion of this plan that offers lump-sum payments. In addition, the estimates for the non-cash equity component of incentive compensation increased by $4.3 million during the third quarter of 2013 mainly due to the 43% increase in the market price of the Company's stock during the quarter. Operating profit was also affected by unfavorable foreign currency movements, primarily in the Americas and Asia-Pacific.

The Company recognized net income attributable to stockholders of $23.5 million in the third quarter of 2013 compared with $24.9 million in the third quarter of 2012. The decrease was primarily the result of increased income tax expense and lower equity in earnings of NMHG Financial Services, Inc. ("NFS") during the third quarter of 2013 compared to the third quarter of 2012, partially offset by the factors affecting operating profit. The increase in income tax expense was mainly attributable to higher tax rates as a result of previously released income tax valuation allowances related to the Company's U.S. state, United Kingdom and Australian operations during the second quarter of 2013 and the fourth quarter of 2012. See Note 12 to the unaudited condensed consolidated financial statements for additional information.

Backlog

The Company's worldwide backlog level was approximately 28,400 units at September 30, 2013 compared with approximately 25,600 units at September 30, 2012 and approximately 29,300 units at June 30, 2013.

First Nine Months of 2013 Compared with First Nine Months of 2012

The following table identifies the components of change in revenues for the first nine months of 2013 compared with the first nine months of 2012:

Revenues
2012	$1,817.1
Increase (decrease) in 2013 from:
Unit volume and product mix	105.8
Unit price	16.5
Parts	12.8
Other	10.7
Foreign currency	(14.5)
2013	$1,948.4

Revenues increased 7.2% to $1,948.4 million in the first nine months of 2013 from $1,817.1 million in the first nine months of 2012. The improvement was primarily a result of an increase in unit and parts volumes in the Americas from continued growth of the Americas market. In addition, price increases implemented in 2012 and 2013 mainly to offset the unfavorable effect of weakness in the Brazilian real also favorably affected revenues. The increase in revenues was partially offset by unfavorable foreign currency movements, including the weakening of the Brazilian real and Australian dollar against the U.S. dollar, as well as an unfavorable shift in sales to lower-priced products, primarily in the Americas and Europe. Worldwide new unit shipments increased in the first nine months of 2013 to 62,790 from shipments of 56,852 in the first nine months of 2012.

The following table identifies the components of change in operating profit for the first nine months of 2013 compared with the first nine months of 2012:

Operating Profit
2012	$82.7
Increase (decrease) in 2013 from:
Gross profit	44.4
Other	3.3
Other selling, general and administrative expenses	(15.5)
Non-cash charges	(9.8)
Foreign currency	(5.8)
2013	$99.3

The Company recognized operating profit of $99.3 million in the first nine months of 2013 compared with $82.7 million in the first nine months of 2012 and operating margin of 5.1% in the first nine months of 2013 compared with 4.6% in the first nine months of 2012. The increases in operating profit and operating margin were primarily due to improved gross profit as a result of the increase in unit and parts volumes and the favorable effect of price increases, primarily in the Americas. Gross margin improved to 17.2% in the first nine months of 2013 from 16.3% in the first nine months of 2012. The increase in operating profit was partially offset by higher selling, general and administrative expenses mainly as a result of increased marketing expenses in the Americas and Europe to support the Company's five strategic initiatives, higher estimates of incentive compensation in the first nine months of 2013 compared with the first nine months of 2012 and a required non-cash charge of $1.2 million to recognize a portion of the deferred loss in equity in the income statement resulting from the remeasurement of one of the Company's U.S. defined benefit pension plans related to the settlement of a portion of this plan that offers lump-sum payments. The estimates for the non-cash equity component of incentive compensation increased by $8.6 million during the first nine months of 2013 mainly due to the 84% increase in the market price of the Company's stock during 2013. Operating profit was also affected by unfavorable foreign currency movements, primarily in Europe.

The Company recognized net income attributable to stockholders of $84.3 million in the first nine months of 2013 compared with $65.6 million in the first nine months of 2012. The increase was primarily the result of the factors affecting operating profit and the favorable effect of the release of $12.8 million of certain portions of previously recorded income tax valuation allowances related to the Company's United Kingdom operations in the first nine months of 2013. The increase was partially offset by higher income tax rates as a result of previously released income tax valuation allowances related to the Company's European, U.S. state and Australian operations during the second quarter of 2013 and the fourth quarter of 2012. See Note 12 to the unaudited condensed consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2013	2012	Change
Operating activities:
Net income	$84.4	$65.6	$18.8
Depreciation and amortization	22.4	20.5	1.9
Other	15.7	(8.4)	24.1
Working capital changes	(33.7)	(9.0)	(24.7)
Net cash provided by operating activities	88.8	68.7	20.1

Investing activities:
Expenditures for property, plant and equipment	(23.6)	(10.7)	(12.9)
Other	10.1	0.2	9.9
Net cash used for investing activities	(13.5)	(10.5)	(3.0)

Cash flow before financing activities	$75.3	$58.2	$17.1

Net cash provided by operating activities increased $20.1 million in the first nine months of 2013 compared with the first nine months of 2012 primarily as a result of the change in other operating activities and the increase in net income, partially offset by the change in working capital. The change in other operating activities was primarily the result of the non-cash adjustment to net income for the stock-based compensation recorded during the first nine months of 2013, a decrease in the amount of cash contributed to the Company's pension plans during the first nine months of 2013 compared with the first nine months of 2012 and an increase in dividends received from unconsolidated affiliates during the first nine months of 2013 compared with the same period in 2012. The change in working capital was primarily attributable to a large increase in accounts receivable during the first nine months of 2013, partially offset by a larger increase in accounts payable during the first nine months of 2013 compared with the first nine months of 2012. Accounts receivable increased mainly as a result of higher unit volume during the first nine months of 2013 compared with the first nine months of 2012. The increase in accounts payable was primarily due to higher purchases to support higher anticipated unit volume in the fourth quarter of 2013 compared with the fourth quarter of 2012 and a change in the timing of payments to suppliers.

Net cash used for investing activities increased primarily as a result of higher expenditures for property, plant and equipment, mainly in Brazil, including improvements to the Company's information technology infrastructure and initial payments for the new manufacturing facility in Brazil. These expenditures were partially offset by a deposit of $9.9 million, which represents a portion of the purchase price for the sale of the existing Brazil real estate and operating facility. See Note 15 to the unaudited condensed consolidated financial statements for additional information.

	2013	2012	Change
Financing activities:
Net reductions of long-term debt and revolving credit agreements	$(27.6)	$(86.1)	$58.5
Cash dividends paid	(12.6)	—	(12.6)
Purchase of treasury shares	(3.0)	—	(3.0)
Cash dividends paid to NACCO	—	(5.0)	5.0
Financing fees paid	—	(6.3)	6.3
Stock issuance costs	—	(1.5)	1.5
Net cash used for financing activities	$(43.2)	$(98.9)	$55.7

The decrease in net cash used for financing activities during the first nine months of 2013 compared with the first nine months of 2012 was primarily the result of cash paid for the refinancing of the Company's previous term loan and financing fees paid for the amendment to the Facility (defined below) and the Term Loan (defined below) during the first nine months of 2012. In addition, the absence of cash dividends paid to NACCO and stock issuance costs paid in the first nine months of 2012 also contributed to the change. These items were partially offset by a $20.0 million voluntary prepayment of the Term Loan, cash dividends paid to stockholders and the purchase of treasury shares in the first nine months of 2013.

Financing Activities

The Company has a $200.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in March 2017. There were no borrowings outstanding under the Facility at September 30, 2013. The excess availability under the Facility, at September 30, 2013, was $192.4 million, which reflects reductions of $7.6 million for letters of credit. The obligations under the Facility are guaranteed by substantially all domestic subsidiaries and, in the case of foreign borrowings, foreign subsidiaries. The obligations under the Facility are secured by a first lien on all domestic personal property and assets other than intellectual property, plant, property and equipment (all such property and assets, the “ABL Collateral”) and a second lien on all intellectual property, plant, property and equipment (the “Term Loan Collateral”). The approximate book value of the Company's assets held as ABL Collateral and Term Loan Collateral under the Facility was $760 million as of September 30, 2013.

The maximum availability under the Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the Facility. A portion of the availability can be denominated in British pounds or euros. Borrowings bear interest at a floating rate which can be a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective September 30, 2013, for domestic base rate loans and LIBOR loans were 0.75% and 1.75%, respectively. The applicable margin, effective September 30, 2013, for foreign overdraft loans was 2.00%. The domestic and foreign floating rates of interest applicable to the Facility on September 30, 2013 were 4.00% and a range of 2.25% to 2.50%, respectively, including the applicable floating rate margin. The Facility also requires the payment of a fee of 0.375% to 0.50% per annum on the unused commitment based on the average daily outstanding balance during the preceding month. At September 30, 2013, the fee was 0.50%.

The Facility includes restrictive covenants, which, among other things, limit the payment of dividends. If the minimum availability threshold, as defined in the Facility, is between twenty percent and thirty percent, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.10 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the Facility, is greater than or equal to thirty percent, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. At September 30, 2013, the minimum availability threshold, as defined in the Facility, was greater than thirty percent. In addition, the Company was in compliance with the covenants in the Facility.

NMHG has a term loan agreement (the “Term Loan”) that provides for term loans up to an aggregate principal amount of $130.0 million, which mature in December 2017. The proceeds of the Term Loan, together with available cash on hand, were used to repay NMHG's previous term loan entered into in 2006. At September 30, 2013, there was $86.9 million outstanding under the Term Loan, which reflects a voluntary prepayment of $20.0 million in the third quarter of 2013. The Term Loan previously required quarterly payments of $4.6 million through September 2017, with the balance of the loan being due in full in December 2017. As a result of the voluntary prepayment, the Term Loan currently requires quarterly payments of $3.8 million from December 2013 through September 2017, with the balance of the loan being due in full in December 2017. Since the Company determined it reasonably expected to use cash on hand at September 30, 2013 to prepay the remaining balance outstanding under the Term Loan within the next twelve months in connection with the potential refinancing of the Facility, the remaining balance of $86.9 million outstanding under the Term Loan is included on the line “Current maturities of long-term debt” in the unaudited condensed consolidated balance sheet.

The obligations under the Term Loan are guaranteed by substantially all of NMHG’s domestic subsidiaries. The obligations under the Term Loan are secured by a first lien on the Term Loan Collateral and a second lien on the ABL Collateral. The approximate book value of NMHG's assets held as ABL Collateral and Term Loan Collateral under the Term Loan was $760 million as of September 30, 2013.

Outstanding borrowings under the Term Loan bear interest at a floating rate which can be, at NMHG’s option, a base rate plus a margin of 3.00% or LIBOR with a 1.00% floor, as defined in the Term Loan, plus a margin of 4.00%. The weighted average interest rate on the amount outstanding under the Term Loan at September 30, 2013 was 5.00%.

The Term Loan includes restrictive covenants, which, among other things, limit the payment of dividends based on the restrictive covenants in the Facility. The Term Loan also requires the Company to comply with a maximum leverage ratio and a minimum interest coverage ratio. At September 30, 2013, NMHG was in compliance with the covenants in the Term Loan.

In addition to the amount outstanding under the Term Loan, the Company had borrowings of approximately $24.0 million of other debt at September 30, 2013. In addition to the excess availability under the Facility, the Company had $46.6 million of remaining availability related to other foreign revolving credit agreements.

The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in March 2017. In addition, as of September 30, 2013, the Company determined it reasonably expected to use cash on hand at September 30, 2013 to prepay the remaining outstanding balance under the Term Loan within the next twelve months in connection with the potential refinancing of the Facility. The Company will continue to evaluate the potential uses of its cash on hand, including the potential prepayment of a portion or all of the remaining balance under the Term Loan, based on certain risks, including but not limited to, prevailing market conditions, the ability to obtain favorable or acceptable refinancing terms and the ability to maintain sufficient liquidity on an on-going basis. Based on the evaluation of these risks, there can be no assurance any additional prepayments under the Term Loan will be made in the future or that the Company will refinance the Facility.

Contractual Obligations, Contingent Liabilities and Commitments

During the third quarter of 2013, the Company made a voluntary prepayment of $20.0 million under the Term Loan. As a result of this voluntary prepayment, the required future quarterly payments were reduced from $4.6 million to $3.8 million. Since December 31, 2012, there have been no other significant changes in the total amount of the Company's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on pages 23 and 24 in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Capital Expenditures

Expenditures for property, plant and equipment were $23.6 million during the first nine months of 2013. Capital expenditures are estimated to be an additional $15.4 million for the remainder of 2013. Planned expenditures for the remainder of 2013 are primarily for improvements at manufacturing locations, product development and improvements to information technology infrastructure. The principal sources of financing for these capital expenditures are expected to be internally generated funds, bank borrowings and the proceeds from the sale of the current Brazil facility of 42.5 million Brazilian reais ("R$") (approximately U.S.$19.5 million at a conversion rate of U.S.$1.00 to R$2.23, as of June 30, 2013), which includes $9.9 million received in the second quarter of 2013.

Capital Structure

The Company's capital structure is presented below:

	SEPTEMBER 30 2013	DECEMBER 31 2012	Change
Cash and cash equivalents	$184.7	$151.3	$33.4
Other net tangible assets	353.3	333.1	20.2
Net assets	538.0	484.4	53.6
Total debt	(121.8)	(142.2)	20.4
Total equity	$416.2	$342.2	$74.0
Debt to total capitalization	23%	29%	(6)%

OUTLOOK

The global market for forklift trucks is expected to continue to grow moderately in the remainder of 2013 and in 2014 compared with the comparable prior year periods. This growth is expected to be driven primarily by increases in the Chinese market, along with steady growth in the Americas as a result of growth in Brazil and continuing recovery in North America demand, along with nominal growth in the Asia-Pacific, Middle East and Africa markets. The Latin America market weakened during the third quarter of 2013, and is expected to continue to weaken in the fourth quarter of 2013. However, recovery in the Latin America market is anticipated in 2014. European markets are expected to remain weak, mainly as a result of Western European macro-economic conditions. In the context of these market conditions and expected increases in market share, the Company anticipates an overall increase in unit shipments and parts volumes in the fourth quarter of 2013 and in 2014 compared with the comparable prior year periods. The majority of this increase is expected to come from the Americas, with smaller increases in the European and Asian unit shipments.

The Company anticipates material costs in the fourth quarter of 2013 to be comparable with the prior year period and expects full year 2014 to increase slightly compared with 2013, particularly during the second half of the year. Although commodity costs appear to have stabilized, these markets, particularly steel, remain volatile and sensitive to changes in the global economy. The Company will continue to monitor economic conditions, currency movements and the resulting effects on costs and pricing, and will take appropriate pricing actions, if necessary.

The Company expects operating profit in the fourth quarter of 2013 to be up slightly compared with the fourth quarter of 2012. The expected improvement in gross profit, mainly resulting from increased unit volumes, unit prices and improved manufacturing efficiencies, is expected to be mostly offset by a shift in mix to lower-margin products and an increase in operating expenses, primarily as a result of increases in marketing and employee-related costs put in place over the course of 2012 and 2013 to support the Company's five strategic initiatives. Nevertheless, fourth-quarter 2013 net income is expected to decline compared with the 2012 fourth quarter due to the absence of the $10.7 million valuation allowance release taken in the fourth quarter of 2012 and an expected higher effective income tax rate. In addition, during the third quarter of 2013, the Company elected to prepay $20 million of its term loan financing. Also, the Company intends to use cash on hand at September 30, 2013 to pay off its term loan financing and enter into a new revolving credit agreement in the fourth quarter of 2013, if such refinancing is available on terms favorable to the Company. If this occurs, the Company expects to incur a pretax charge of approximately $3 million during the fourth quarter of 2013 for the write-off of deferred financing fees related to the term loan.

Excluding the anticipated gain on the sale of the Brazil real estate and facility, the Company expects a moderate improvement in operating profit in 2014 compared with 2013. The favorable effect of expected increased unit and parts volumes resulting from the Company's strategic initiatives, modestly stronger overall markets, continued improvements in manufacturing efficiencies, product enhancements and quality improvements are all expected to contribute to this improvement. In addition, lower anticipated estimates for equity incentive compensation, which are driven by the market price of the Company's stock, are expected to contribute to the improved net income as the Company's stock price during 2014 is anticipated to be closer to the current market price. These favorable items are expected to be partially offset by the effects of a shift in mix to lower-margin products, a full year impact of marketing and employee costs associated with the strategic initiatives that were put in place gradually during 2013 and unfavorable foreign currency movements in Asia-Pacific. Despite this improvement in operating profit, the Company expects only a slight increase in net income in 2014 compared with 2013 as a result of a higher effective income tax rate. The higher effective income tax rates in both the fourth quarter of 2013 and in 2014 are primarily the effect of higher U.S. state, United Kingdom and Australian income taxes in the remainder of 2013 and future years as a result of the 2012 and 2013 valuation allowance releases, combined with an anticipated shift in income from lower tax rate European operations to higher tax rate Americas operations.

Fourth quarter 2013 and full year 2014 operating profit results are expected to improve in the Americas segment, which includes the North America, Latin America and Brazil markets. The Europe segment, which includes the Middle East and Africa markets, is expected to increase in the fourth quarter of 2013 over the prior year period, and increase slightly in 2014 compared with 2013. The anticipated weakness of Western European markets is expected to partially offset improvements in other markets and anticipated benefits of the current strength of the euro in the 2014 Europe segment results. Asia-Pacific results for the remainder of 2013 and in 2014 are also expected to be lower.

Cash flow before financing activities in 2013 is expected to be significant but decline compared with 2012. The Company anticipates an increase in capital expenditures in 2013 largely due to information technology enhancements in Brazil. Cash flow before financing activities for 2014 is expected to decrease from 2013 also, primarily due to an increase in capital expenditures for the construction of a new plant in Brazil. These capital expenditures will be mitigated by the final cash payment received when the sale of the current facility is final, which is expected to occur in mid-2014.

The Company remains focused on gaining market share over time, as well as on improving margins on new lift truck units, especially in its internal combustion engine business, through the execution of its five strategic initiatives: (1) understanding customer needs at the product and aftermarket levels in order to create and provide a full range of differentiated product and service solutions for specific industry applications, (2) offering the lowest cost of ownership by utilizing the Company's understanding of customers' major cost drivers and developing solutions that consistently lower cost of ownership and create a differentiated competitive position, (3) improving the Company's warehouse market position through enhancing dealer and customer support, adding products, increasing incentives, and implementing programs to increase focus on key customers, (4) enhancing independent distribution by implementing programs aimed at broadening account coverage of the market, expanding the Company's dual-brand ownership strategy, and ensuring dealer excellence in all areas of the world, and (5) expanding in Asian markets by offering products aimed at the needs of these markets, enhancing distribution excellence and focusing on strategic alliances with local partners in China, India and Japan.

To meet the specific application needs of its customers, the Company is focusing on developing utility, standard and premium products. To this end, the Company has development programs underway for its electric-rider, warehouse, internal combustion engine and big truck product lines. To support its warehouse growth initiative, the Company is in the process of launching significant changes to its Americas product line including its Reach Truck, 3-Wheel stand, Order Selector, End- and Center-Rider and Tow Tractor lift truck models. The changes are focused on improving ergonomics, productivity and lowering cost of operation. In addition, in early October 2013, the Company introduced a new Reach Truck, predominantly for the European warehouse market, to dealers at three simultaneous live European locations and virtually at other locations in the Americas and Asia-Pacific regions. This product is expected to go into production in January 2014.

Beginning in 2014, the Company is instituting a new model year update program for annual improvements of key performance and capability features of each of its existing lift truck model platforms. This new program is expected to keep these platforms soundly positioned in the market over time. Improvements will be timed for different product lines throughout the year to ensure resource leveling and efficient program execution. New platforms are expected to be developed and launched based on longer-term segment or technological change needs.

In mid-2011, the Company introduced into certain Latin American markets a UTILEV®-branded 1 to 3.5 ton internal combustion engine (ICE) pneumatic tire lift truck model to meet the needs of lower-intensity users. This UTILEV®-branded utility lift truck was gradually introduced into global markets during 2012. During the third quarter of 2013, the Company expanded the UTILEV®-branded series of lift trucks by introducing a 1 to 3 ton ICE cushion tire truck in North America and a 3-wheel electric rider truck globally. The UTILEV®-branded series of lift trucks is expected to continue to gain market position in the remainder of 2013 and in 2014. The Company offers one model of the standard ICE lift truck for medium-duty applications in both pneumatic and cushion tires for both Hyster® and Yale®. The Company expects to launch additional trucks in the standard model series in future years.

All of these new products and upgraded products are expected to improve revenues and enhance operating margins, as well as help increase market share. In addition, stricter diesel emission regulations for new trucks began to go into effect in 2011 and will be fully in effect by 2015 in certain global markets. The Company has launched and expects to continue to launch lift truck series over this period that will meet these new emission requirements.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) reduction in demand for lift trucks and related aftermarket parts and service on a global basis, (2) the ability of dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (3) customer acceptance of pricing, (4) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which the Company operates and/or sells products, (6) delays in manufacturing and delivery schedules, (7) bankruptcy of or loss of major dealers, retail customers or suppliers, (8) customer acceptance of, changes in the costs of, or delays in the development of new products, (9) introduction of new products by, or more favorable product pricing offered by, competitors, (10) product liability or other litigation, warranty claims or returns of products, (11) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (12) changes mandated by federal, state and other regulation, including health, safety or environmental legislation and (13) the ability to enter into new financing arrangements on terms acceptable to the Company.

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

Changes in internal control over financial reporting: During the third quarter of 2013, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A    Risk Factors
There have been no material changes from risk factors previously disclosed in the Form 10-K in the section entitled “Risk Factors”.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (July 1 to 31, 2013)	—	$—	—	$44,840,863
Month #2 (August 1 to 31, 2013)	—	$—	—	$44,840,863
Month #3 (September 1 to 30, 2013)	—	$—	—	$44,840,863
Total	—	$—	—	$44,840,863

(1)
On December 7, 2012, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock. The timing and amount of any repurchases will be determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A common stock. The share repurchase program does not require the Company to acquire any specific number of shares but it is limited to a maximum number of shares not to exceed ten percent of all common stock outstanding. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and will be executed through open market purchases. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of September 30, 2013, the Company had repurchased 103,619 shares of Class A common stock for $5.2 million under this program.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
Not applicable

Item 5    Other Information
None

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 30 of this Quarterly Report on Form 10-Q for the period ended September 30, 2013.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.

Date:	October 30, 2013	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1
Letter Agreement, dated August 1, 2013, between Synergy Empreendimentos E Participacoes Ltda. and NACCO Materials Handling Group Brasil Ltda. Amending the Commitment Agreement for the Purchase and Sale of Real Estate and Other Covenants

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