Form 10-K
period 2013-12-31
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2014-02-19
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
     YES ☒    NO ☐
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
     YES ☐     NO ☒
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 28, 2013 (the last business day of the registrant's most recently completed second fiscal quarter): $723,463,931
Number of shares of Class A Common Stock outstanding at February 11, 2014: 12,700,978
Number of shares of Class B Common Stock outstanding at February 11, 2014: 4,015,265
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2014 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
Item 1. BUSINESS
General

Hyster-Yale Materials Handling, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company NACCO Materials Handling Group, Inc. ("NMHG"), is a leading designer, engineer, manufacturer, seller and servicer of a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, The Netherlands, Italy, the Philippines, Vietnam, Japan, Brazil and China. Hyster-Yale was incorporated as a Delaware corporation in 1991.

On September 28, 2012, NACCO Industries, Inc., ("NACCO"), the Company's former parent company, spun-off the Company to NACCO stockholders. In the spin-off, NACCO stockholders, in addition to retaining their shares of NACCO common stock, received one share of Hyster-Yale Class A common stock and one share of Hyster-Yale Class B common stock for each share of NACCO Class A common stock or Class B common stock.

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, www.hyster-yale.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Business Segments

The Company operates three reportable segments: the Americas, Europe and Asia-Pacific. See Note 16 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion.

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
Sales of lift trucks represented approximately 82% of the Company’s annual revenues in 2013 (approximately 55% internal combustion engine units and approximately 27% electric units), 82% in 2012 and 83% in 2011. Service, rental and other revenues were approximately 5% in 2013, 5% in 2012 and 4% in 2011.
During 2013, the Company’s retail shipments in North America by end market were approximately 28% to the manufacturing market, approximately 14% to the wholesale distribution market, approximately 14% to the food and beverage market, approximately 10% to the rental market, approximately 10% to the home centers and retail market, approximately 9% to the freight and logistics market and approximately 7% to the paper market.
Aftermarket Parts
The Company offers a line of aftermarket parts to service its large installed base of lift trucks currently in use in the industry. The Company offers online technical reference databases specifying the required aftermarket parts to service lift trucks and an aftermarket parts ordering system. Aftermarket parts sales represented approximately 13% of the Company’s annual revenues in each of 2013, 2012 and 2011.

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
Marketing
The Company’s marketing organization is structured in three regional divisions: the Americas; Europe, which includes the Middle East and Africa; and Asia-Pacific. In each region, certain marketing support functions for the Hyster® and Yale® brands are carried out by shared services teams. These activities include sales and service training, information systems support, product launch coordination, specialized sales material development, help desks, order entry, marketing strategy and field service support.
Patents, Trademarks and Licenses
The Company relies on a combination of trade secret protection, trademarks, copyrights, and patents to establish and protect the Company's proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of the Company's technology to which they relate or competitors may design around the patents. We are not materially dependent upon patents or patent protection; however, as materials handling equipment has become more technologically advanced, the Company and its competitors have increasingly sought patent protection for inventions incorporated into their respective products. The Company owns the Hyster® and Yale® trademarks and believe these trademarks are material to its business.
Distribution Network
The Company distributes lift trucks primarily through two channels: independent dealers and a National Accounts program. In addition, the Company distributes aftermarket parts and service for its lift trucks through its independent dealers. The Company’s end-user base is diverse and fragmented, including, among others, light and heavy manufacturers, trucking and automotive companies, rental companies, building materials and paper suppliers, lumber, metal products, warehouses, retailers, food distributors, container handling companies and domestic and foreign governmental agencies.
Independent Dealers
The Company’s dealers, located in 132 countries, are generally independently owned and operated. In the Americas, Hyster® had 49 independent dealers and Yale® had 58 independent dealers as of December 31, 2013. In Europe, Hyster® had 54 independent dealers and Yale® had 109 independent dealers as of December 31, 2013. In Asia-Pacific, Hyster® had 52 independent dealers and Yale® had 12 independent dealers as of December 31, 2013. As of December 31, 2013, the Company had 21 dual-branded dealers in the Americas, one in Europe and three in Asia-Pacific.
National Accounts
The Company operates a National Accounts program for both Hyster® and Yale®. The National Accounts program focuses on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The National Accounts program accounted for 15% of new lift truck unit volume in each of 2013, 2012 and 2011. The independent dealers support the National Accounts program by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with National Accounts sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, the National Accounts program markets services, including full maintenance leases and fleet management.
Financing of Sales
The Company is engaged in a joint venture with General Electric Capital Corporation (“GECC”) to provide dealer and customer financing of new lift trucks in the United States. The Company owns 20% of the joint venture entity, NMHG Financial Services, Inc. (“NFS”), and receives fees and remarketing profits under a joint venture agreement. This agreement has a base term of five years and automatically renews for additional one-year terms unless written notice is given by either party at least 180 days prior to termination. The expiration of the base term is December 2018. The Company accounts for its ownership of NFS using the equity method of accounting.
In addition, the Company has entered into an operating agreement with GECC under which GECC provides leasing and financing services to Hyster® and Yale® dealers and their customers outside of the United States. GECC pays the Company a referral fee once certain financial thresholds are met. This agreement automatically renews for one-year terms unless written notice is given by either party at least 180 days prior to termination.
Under the joint venture agreement with NFS and the operating agreement with GECC, the Company’s dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, the Company provides recourse or repurchase obligations to NFS or to GECC. In substantially all of these transactions, a perfected security interest is maintained in the lift trucks financed, so that in the event of a default, the Company has the ability to foreclose on the leased property and sell it through the Hyster® or Yale® dealer network. Furthermore, the Company has established reserves for exposures under these agreements when required. In addition, the Company has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to guarantees for these certain eligible dealers are limited to 7.5% of their original loan balance. See Notes 11 and 18 to the Consolidated Financial Statements in this Form 10-K for further discussion.

Backlog
As of December 31, 2013, the Company’s backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks was approximately 28,200 units, or approximately $717 million, of which substantially all is expected to be sold during fiscal 2014. This compares with the backlog as of December 31, 2012 of approximately 27,300 units, or approximately $686 million. Backlog represents unfilled lift truck orders placed with the Company’s manufacturing and assembly facilities from dealers, National Accounts customers and contracts with the U.S. government. In general, unfilled orders may be canceled at any time prior to the time of sale; however, the Company can assess cancellation penalties on dealer orders within a certain period prior to initiating production.
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
A significant raw material required by the Company's manufacturing operations is steel which is generally purchased from steel producing companies in the geographic area near each of the Company's manufacturing facilities. The other significant components for the Company's lift trucks are axles, brakes, transmissions, batteries and chargers. These components are available from numerous sources in quantities sufficient to meet the Company's requirements. We depend on a limited number of suppliers for some of the Company's crucial components, including diesel and gasoline engines, which are supplied to us by, among others, Power Solutions International, Inc., Kubota Corp., and Cummins Inc., and cast-iron counterweights used to counter balance some lift trucks, which we obtain from, among others, North Vernon Industry Corp. and Eagle Quest International Ltd. Some of these critical components are imported and subject to regulations, such as customary inspection by the U.S. Customs and Border Protection under the auspices of the U.S. Department of Homeland Security, as well as the Company's own internal controls and security procedures. We believe comparable alternatives are available for all suppliers.
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
The Company’s engineering centers utilize a three-dimensional CAD/CAM system and are connected with one another, with all of the Company’s manufacturing and assembly facilities and with some suppliers. This allows for collaboration in technical engineering designs and collaboration with suppliers. Additionally, the Company solicits customer feedback throughout the design phase to improve product development efforts. The Company invested $69.2 million, $67.5 million and $61.3 million on product design and development activities in 2013, 2012 and 2011, respectively.
Sumitomo-NACCO Joint Venture
The Company has a 50% ownership interest in Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a limited liability company that was formed in 1970 primarily to manufacture and distribute Sumitomo branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, the Company accounts for its ownership in SN using the equity method of accounting. The Company purchases Hyster®- and Yale®-branded lift trucks and related component and aftermarket parts from SN under normal trade terms for sale outside of Japan. The Company also contracts with SN for engineering design services on a cost plus basis and charges SN for technology used by SN but developed by the Company. During 2013, SN sold more than 4,200 lift trucks.
Employees
As of January 31, 2013, the Company had approximately 5,100 employees. Certain employees in the Danville, Illinois parts depot operations are unionized. The Company’s contract with the Danville union expires in June 2015. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville, North Carolina are not represented by unions. In Brazil, all employees are represented by a union. The Company’s contract with the Brazilian union expires annually in October, at which time salaries are negotiated for the following year. In Mexico, certain shop employees are unionized and the current collective bargaining agreement expires in March 2014.
In Europe, certain employees in the Craigavon, Northern Ireland, Masate, Italy and Nijmegen, The Netherlands facilities are unionized. All of the European employees are part of works councils that perform a consultative role on business and employment matters.
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
The pricing and costs of the Company's products have been and may continue to be impacted by foreign currency fluctuations, which could materially increase costs, and result in material exchange losses and reduce operating margins.
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

•
currency risks, including those risks set forth above under, “The pricing and costs of the Company's products have been and may continue to be impacted by foreign currency fluctuations, which could materially increase costs, result in material exchange losses and materially reduce operating margins”;

•	imposition of or increases in currency exchange controls;

•	potential inflation in the applicable foreign economies;

•	imposition of or increases in import duties and other tariffs on products;

•	imposition of or increases in foreign taxation of earnings and withholding on payments received;

•	regulatory changes affecting international operations; and

•	stringent labor regulations.
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
The Company experiences intense competition in the sale of lift trucks and aftermarket parts. Competition in the lift truck industry is based primarily on strength and quality of dealers, brand loyalty, customer service, new lift truck sales prices, availability of products and aftermarket parts, comprehensive product line offerings, product performance, product quality and features and the cost of ownership over the life of the lift truck. The Company competes with several global manufacturers that operate in all major markets. These manufacturers may have lower manufacturing costs and greater financial resources than the Company, which may enable them to commit larger amounts of capital in response to changing market conditions. If the Company fails to compete effectively, revenues and profitability could be significantly reduced.
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
If the Company's strategic initiatives, including the introduction of new products, do not prove effective, revenues, profitability and market share could be significantly reduced.
Changes in the timing of implementation of the Company's current strategic initiatives may result in a delay in the expected recognition of future costs and realization of future benefits. In addition, if future industry demand levels are lower than expected, the actual annual cost savings could be lower than expected. If the Company is unable to successfully implement these strategic initiatives, revenues, profitability and market share could be significantly reduced.
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
Through arrangements with GECC and others, dealers and other customers are provided financing for new lift trucks in the United States and in major countries of the world outside of the United States. Through these arrangements, the Company's dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, the Company provides recourse or repurchase obligations such that it would become obligated in the event of default by the dealer or customer. Total amounts subject to these types of obligations at December 31, 2013 and December 31, 2012 were $149.2 million and $146.5 million, respectively. Generally, the Company maintains a perfected security interest in the assets financed such that, in the event that the Company becomes obligated under the terms of the recourse or repurchase obligations, it may take title to the assets financed. The Company cannot be certain, however, that the security interest will equal or exceed the amount of the recourse or repurchase obligations. In addition, the Company cannot be certain that losses under the terms of the recourse or repurchase obligations will not exceed the reserves that have been set aside in the consolidated financial statements. The Company could incur a charge to earnings if reserves prove to be inadequate, which could have a material adverse effect on results of operations and liquidity for the period in which the charge is taken.
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
The Company may become subject to claims under foreign laws and regulations, which may require expensive, time consuming and distracting litigation.
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
The expenses recorded for, and cash contributions required to be made to, the Company's defined benefit pension plans are dependent on changes in market interest rates and the value of plan assets, which are dependent on actual investment returns. Significant changes in market interest rates, decreases in the value of plan assets or investment losses on plan assets may require the Company to increase the cash contributed to defined benefit plans which may affect its financial position.
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

The Company's ability to engage in significant equity transactions could be limited or restricted in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the spin-off from NACCO. Even though the spin-off otherwise qualifies for tax-free treatment under the Internal Revenue Code (the "Code"), it may result in a corporate-level taxable gain to NACCO under the Code if there is a 50% or greater change in ownership, by vote or value, of shares of the Company's stock or NACCO’s stock occurring as part of a plan or series of related transactions that includes the spin-off. Any acquisitions or issuances of the Company's stock or NACCO’s stock by September 28, 2014 are generally presumed to be part of such a plan, although the Company or NACCO may be able to rebut that presumption. Under the tax allocation agreement that the Company entered into with NACCO, the Company is prohibited from taking or failing to take any action that prevents the spin-off from being tax-free. Further, during the two-year period following the spin-off, without obtaining the consent of NACCO, a private letter ruling from the Internal Revenue Service or an unqualified opinion of a nationally recognized law firm, the Company may be prohibited from:

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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The following table presents the principal assembly, manufacturing, distribution and office facilities that the Company owns or leases:

Region	Facility Location	Owned/Leased	Function(s)
Americas	Berea, Kentucky	Owned	Assembly of lift trucks and manufacture of component parts
	Cleveland, Ohio	Leased	Corporate headquarters
	Danville, Illinois	Owned	Americas parts distribution center
	Charlotte, North Carolina	Leased	Customer experience and training center
	Greenville, North Carolina	Owned	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in Americas; Americas warehouse development center; assembly of lift trucks and manufacture of component parts
	Fairview, Oregon	Owned	Global executive administrative center; counterbalanced development center for design and testing of lift trucks, prototype equipment and component parts
	Ramos Arizpe, Mexico	Owned	Manufacture of component parts for lift trucks
	Sao Paulo, Brazil	Owned	Assembly of lift trucks, sale of parts and marketing operations for Brazil
	Sulligent, Alabama	Owned	Manufacture of component parts for lift trucks
Europe	Craigavon, Northern Ireland	Owned	Manufacture of lift trucks and cylinders; frame and mast fabrication for Europe
	Frimley, Surrey, United Kingdom	Leased	European executive center; marketing and sales operations for Hyster® and Yale® in Europe
	Irvine, Scotland	Leased	European administrative center
	Masate, Italy	Leased	Assembly of lift trucks; European warehouse development center
	Nijmegen, The Netherlands	Owned	Big trucks development center; manufacture and assembly of big trucks and component parts; European parts distribution center
Asia-Pacific	Kuala Lumpur, Malaysia	Leased	Asia support office
	Shanghai, China	Owned(1)	Assembly of lift trucks by Shanghai Hyster joint venture, sale of parts and marketing operations of China
	Sydney, Australia	Leased	Divisional headquarters and sales and marketing for Asia-Pacific; Asia-Pacific parts distribution center
India	Pune, India	Leased	Engineering design services

(1)	This facility is owned by Shanghai Hyster Forklift Ltd., the Company’s Chinese joint venture company.
SN’s operations are supported by three facilities. SN’s headquarters are located in Obu, Japan at a facility owned by SN. The Obu facility also has assembly and distribution capabilities for lift trucks and parts. In Cavite, the Philippines and Hanoi, Vietnam, SN owns facilities for the manufacture of components for SN and the Company's products. SN also has one wholly-owned and three partially-owned dealerships in Japan.
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
EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions
Alfred M. Rankin, Jr.	72	Chairman, President and Chief Executive Officer of Hyster-Yale (from September 2012), Chairman of NMHG (from prior to 2009).
Michael P. Brogan	63	Vice Chairman and Chief Executive Officer of NMHG (from November 2013).	President and Chief Executive Officer of NMHG (from prior to 2009 to November 2013).
Charles A. Bittenbender	64	Vice President, General Counsel and Secretary of Hyster-Yale (from September 2012), Vice President, General Counsel and Secretary of NMHG (from prior to 2009).	Vice President, General Counsel and Secretary of NACCO (from prior to 2009 to September 2012).
Brian K. Frentzko	53	Vice President, Treasurer of Hyster-Yale (from September 2012), Vice President, Treasurer of NMHG (from September 2012).	Assistant Treasurer of NMHG (from prior to 2009 to September 2012).
Jennifer M. Langer	40	Vice President, Controller of Hyster-Yale (from February 2013), Vice President, Controller of NMHG (from February 2013).
Controller of Hyster-Yale (from September 2012 to February 2013), Controller of NMHG (from January 2012 to February 2013), Director of Financial Reporting, Planning and Analysis of NACCO (from March 2011 to September 2012), Director of Financial Reporting of NACCO (from prior to 2009 to March 2011).

Lauren E. Miller	59	Senior Vice President, Marketing and Consulting of Hyster-Yale (from February 2013), Senior Vice President, Marketing and Consulting of NMHG (from prior to 2009).	Vice President, Consulting Services of NACCO (from prior to 2009 to September 2012).
Ralf A. Mock	58	Managing Director, Europe, Middle East and Africa of NMHG (from prior to 2009).
Charles F. Pascarelli	54	President, Sales and Marketing, Americas of NMHG (from March 2013)	President, Sales and Marketing, The Raymond Corporation (an electrical materials handling company) (from prior to 2009 to March 2013)
Rajiv K. Prasad	50	Vice President, Global Product Development and Manufacturing of NMHG (from January 2012).	Vice President, Global Product Development of NMHG (from prior to 2009 to January 2012).
Victoria L. Rickey	61	Vice President, Asia-Pacific of NMHG (from prior to 2009).
Michael E. Rosberg	64	Vice President, Global Supply Chain of NMHG (from prior to 2009).
Kenneth C. Schilling	54	Vice President and Chief Financial Officer of Hyster-Yale (from September 2012), Vice President and Chief Financial Officer of NMHG (from prior to 2009).	Vice President and Controller of NACCO (from prior to 2009 to September 2012).
Gopichand Somayajula	57	Vice President, Global Product Development of NMHG (from May 2013)	Vice President, Counterbalanced of NMHG (from prior to 2009)
Suzanne S. Taylor	51	Vice President, Deputy General Counsel and Assistant Secretary of Hyster-Yale (from February 2013), Vice President, Deputy General Counsel and Assistant Secretary of NMHG (from February 2013).
Deputy General Counsel and Assistant Secretary of Hyster-Yale (from September 2012 to February 2013), Deputy General Counsel and Assistant Secretary of NMHG (from September 2012 to February 2013), Associate General Counsel and Assistant Secretary of Hyster-Yale (from May 2012 to September 2012), Associate General Counsel and Assistant Secretary of NACCO (from prior to 2009 to September 2012), Assistant Secretary of NMHG (from August 2011 to September 2012).

Colin Wilson	59	President and Chief Operating Officer of NMHG (from November 2013); President, Americas of NMHG (from prior to 2009).	Vice President and Chief Operating Officer of NMHG (from prior to 2009 to November 2013).

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's Class A common stock is traded on the New York Stock Exchange under the ticker symbol “HY.” For the Company's Class B common stock, due to transfer restrictions, no trading market has developed, or is expected to develop. The Class B common stock is convertible into Class A common stock on a one-for-one basis. The high and low market prices for the Class A common stock and dividends per share for both classes of common stock for each quarter since the spin-off from NACCO are presented in the tables below:

	2013
	Market Price
	High	Low	Cash Dividend
First quarter	$57.75	$47.11	$0.25
Second quarter	$71.93	$49.67	$0.25
Third quarter	$96.66	$62.18	$0.25
Fourth quarter	$96.25	$76.37	$0.25

	2012
	Market Price
	High	Low	Cash Dividend
Fourth quarter	$49.72	$37.68	$2.25
At December 31, 2013, there were approximately 900 Class A common stockholders of record and approximately 1,000 Class B common stockholders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (October 1 to 31, 2013)	—	$—	—	$44,840,863
Month #2 (November 1 to 30, 2013)	—	$—	—	$44,840,863
Month #3 (December 1 to 31, 2013)	—	$—	—	$44,840,863
Total	—	$—	—	$44,840,863

(1)
On December 7, 2012, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock. The timing and amount of any repurchases will be determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A common stock. The share repurchase program does not require the Company to acquire any specific number of shares but it is limited to a maximum number of shares not to exceed ten percent of all Class A and Class B common stock outstanding. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and will be executed through open market purchases. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of December 31, 2013, the Company had repurchased 103,619 shares of Class A common stock for $5.2 million under this program.

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2013	2012(2)	2011(2)	2010(2)	2009(2)
	(In millions, except per share data)
Operating Statement Data:
Revenues	$2,666.3	$2,469.1	$2,540.8	$1,801.9	$1,475.2
Operating profit (loss)	$134.3	$111.7	$110.0	$46.1	$(31.2)
Net income (loss)	$110.2	$98.1	$82.6	$32.3	$(43.2)
Net (income) loss attributable to noncontrolling interest	(0.2)	(0.1)	—	0.1	0.1
Net income (loss) attributable to stockholders	$110.0	$98.0	$82.6	$32.4	$(43.1)

Basic earnings (loss) per share attributable to stockholders:	$6.58	$5.84	$4.93	$1.95	$(2.60)
Diluted earnings (loss) per share attributable to stockholders:	$6.54	$5.83	$4.91	$1.94	$(2.60)

Balance Sheet Data at December 31:
Total assets	$1,161.3	$1,064.4	$1,117.0	$1,041.2	$914.1
Long-term debt	$6.7	$106.9	$54.6	$215.5	$229.2
Stockholders' equity	$449.8	$341.3	$296.3	$230.7	$207.1

Cash Flow Data:
Provided by (used for) operating activities	$152.9	$128.7	$54.6	$47.5	$115.9
Provided by (used for) investing activities	$(26.1)	$(19.5)	$(15.9)	$(8.5)	$5.8
Provided by (used for) financing activities	$(104.4)	$(144.4)	$(19.5)	$(24.4)	$(18.3)

Other Data:
Cash dividends paid to NACCO	$—	$5.0	$10.0	$5.0	$—
Per share data:
Cash dividends(1)(3)	$1.00	$2.25
Market value at December 31(1)	$93.16	$48.80
Stockholders' equity at December 31(1)	$26.91	$20.40

Actual shares outstanding at December 31(1)	16.714	16.732
Basic weighted average shares outstanding(2)	16.725	16.768	16.767	16.657	16.579
Diluted weighted average shares outstanding(2)	16.808	16.800	16.815	16.688	16.579
Total employees at December 31(4)	5,100	4,900	4,800	4,400	4,200

(1)	This information is only included for periods subsequent to the spin-off from NACCO.

(2)
As a result of the distribution of one share of Class A common stock and one share of Class B common stock for each share of NACCO Class A common stock or NACCO Class B common stock on September 28, 2012, the earnings per share amounts and the weighted average shares outstanding for the Company have been calculated based upon doubling the relative historical basic and diluted weighted average shares outstanding of NACCO.

(3)	Includes an extraordinary dividend of $2.00 per share paid to stockholders of the Company during the fourth quarter of 2012.

(4)    Excludes temporary employees.

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
The Company is focused on gaining market share as well as improving margins on lift truck units, especially in the internal combustion engine business, through the introduction of new products and other strategic initiatives. The Company is strategically focused on growing its installed population base by increasing market share through these new products, which meet a broad range of market applications cost effectively, and through the enhancement of its independent dealer network and its marketing activities.
Critical Accounting Policies and Estimates
The discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities, if any. On an ongoing basis, the Company evaluates its estimates based on historical experience, actuarial valuations and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.
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
Product discounts: The Company records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. Lift truck sales revenue is recorded net of projected discounts. The estimated discount amount is based upon historical trends for each truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, the Company offers special incentives to increase retail share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained. If estimates of customer programs and incentives were one percent higher than the levels offered during 2013, the reserves for product discounts would increase and revenue would be reduced by $0.1 million. The Company's past results of operations have not been materially affected by a change in the estimate of product discounts and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.
Product returns: Products generally are not sold with the right of return with the exception of a small percentage of aftermarket parts. Based on historical experience, a portion of these aftermarket parts are estimated to be returned which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

revenues at the time of sale based on this historical experience and the limited right of return provided to certain customers. If future trends were to change significantly from those experienced in the past, incremental reductions to revenues may result based on this new experience. If the estimate of average return rates for these aftermarket parts were to increase by one percent over historical levels, the reserves for product returns would increase and revenues would be reduced by less than $0.1 million. The Company's past results of operations have not been materially affected by a change in the estimate of product returns and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.
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

Changes to the estimate of any of these factors could result in a material change to the pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. Because the 2013 assumptions are used to calculate 2014 pension expense amounts, a one percentage-point change in the expected long-term rate of return on plan assets would result in a change in pension expense for 2014 of approximately $2.1 million for the plans. A one percentage-point increase in the discount rate would have lowered the plans’ 2014 expense by approximately $1.9 million; while a one percentage-point decrease in the discount rate would have raised the plans’ 2014 expense by approximately $1.9 million. A one percentage-point increase in the discount rate would have lowered the plans’ projected benefit obligation as of the end of 2013 by approximately $28.0 million; while a one percentage-point decrease in the discount rate would have raised the plans’ projected benefit obligation as of the end of 2013 by approximately $32.6 million. See Note 15 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of the retirement benefit plans.
Product liabilities: The Company provides for the estimated cost of personal and property damage relating to its products based on a review of historical experience and consideration of any known trends. Reserves are recorded for estimates of the costs for known claims and estimates of the costs of incidents that have occurred but for which a claim has not yet been reported to us, up to the stop-loss insurance coverage. While the Company engages in extensive product quality reviews and customer education programs, the product liability provision is affected by the number and magnitude of claims of alleged product-related injury and property damage and the cost to defend those claims. In addition, the estimates regarding the magnitude of claims are affected by changes in assumptions regarding medical costs, inflation rates and trends in damages awarded by juries. Changes in the assumptions regarding any one of these factors could result in a change in the estimate of the magnitude of claims. A one percent increase in the estimate of the number of claims or the magnitude of claims would increase the product liability reserve and reduce operating profit by approximately $0.3 million. Although there can be no

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
Product warranties: The Company provides for the estimated cost of product warranties at the time revenues are recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, the warranty obligation is affected by product failure rates, labor costs and replacement component costs incurred in correcting a product failure. If actual product failure rates, labor costs or replacement component costs differ from the Company's estimates, which are based on historical failure rates and consideration of known trends, revisions to the estimate of the cost to correct product failures would be required. If the estimate of the cost to correct product failures were to increase by one percent over 2013 levels, the reserves for product warranties would increase and additional expense of $0.2 million would be incurred. The Company's past results of operations have not been materially affected by a change in the estimate of product warranties and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change the estimates in the future.
Deferred tax valuation allowances: The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. A valuation allowance has been provided against certain deferred tax assets related to non-U.S. and U.S. state jurisdictions including net operating and capital loss carryforwards. Management believes the valuation allowances are adequate after considering future taxable income, allowable carryforward periods and ongoing prudent and feasible tax planning strategies. In the event the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of the net recorded amount (including the valuation allowance), an adjustment to the valuation allowance would increase income in the period such determination was made. Conversely, should the Company determine that it would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance would be expensed in the period such determination was made. See "Financial Review - Income Taxes" and Note 14 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's income taxes.
Inventory reserves: The Company writes down inventory to the lower of cost or market, which includes an estimate for obsolescence or excess inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs. An impairment in value of one percent of net inventories would result in additional expense of approximately $3.3 million.
Allowances for doubtful accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $3.6 million.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

FINANCIAL REVIEW
The segment and geographic results of operations for the Company were as follows for the year ended December 31:

				Favorable / (Unfavorable) % Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Unit Shipments (in thousands)
Americas	56.4	48.2	48.2	17.0%	—%
Europe	23.0	22.8	26.2	0.9%	(13.0)%
Asia-Pacific	6.1	5.9	5.3	3.4%	11.3%
	85.5	76.9	79.7	11.2%	(3.5)%
Revenues
Americas	$1,762.3	$1,563.7	$1,573.4	12.7%	(0.6)%
Europe	695.4	677.9	751.7	2.6%	(9.8)%
Asia-Pacific	208.6	227.5	215.7	(8.3)%	5.5%
	$2,666.3	$2,469.1	$2,540.8	8.0%	(2.8)%
Gross Profit
Americas	$318.1	$254.9	$247.6	24.8%	2.9%
Europe	115.4	118.6	110.2	(2.7)%	7.6%
Asia-Pacific	27.5	29.7	25.7	(7.4)%	15.6%
	$461.0	$403.2	$383.5	14.3%	5.1%
Operating profit
Americas	$107.8	$75.6	$86.0	42.6%	(12.1)%
Europe	23.8	31.6	21.9	(24.7)%	44.3%
Asia-Pacific	2.7	4.5	2.1	(40.0)%	114.3%
	$134.3	$111.7	$110.0	20.2%	1.5%

Interest expense	$9.0	$12.4	$15.8	(27.4)%	(21.5)%
Other income	$(2.1)	$(5.8)	$(7.3)	(63.8)%	(20.5)%
Income before income taxes	$127.4	$105.1	$101.5	21.2%	3.5%
Net income attributable to stockholders	$110.0	$98.0	$82.6	12.2%	18.6%
Effective income tax rate	13.5%	6.7%	18.6%
2013 Compared with 2012
The following table identifies the components of change in revenues for 2013 compared with 2012:

Revenues
2012	$2,469.1
Increase (decrease) in 2013 from:
Unit volume and product mix	152.0
Unit price	22.1
Other	19.4
Parts	17.8
Foreign currency	(14.1)
2013	$2,666.3

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Revenues increased 8.0% to $2,666.3 million in 2013 from $2,469.1 million in 2012, primarily as a result of an increase in unit and parts volumes in the Americas from continued growth of the Americas market. In addition, price increases implemented in 2012 and 2013 mainly to offset the unfavorable effect of weakness in the Brazilian real also favorably affected revenues. The increase in revenues was partially offset by unfavorable foreign currency movements, including the weakening of the Brazilian real and Australian dollar against the U.S. dollar, as well as an unfavorable shift in sales to lower-priced products, primarily in the Americas. Worldwide new unit shipments increased in 2013 to 85,494 from shipments of 76,917 in 2012. Excluding China, the Company gained market share in 2013 in all major global regions.
The following table identifies the components of change in operating profit for 2013 compared with 2012:

Operating Profit
2012	$111.7
Increase (decrease) in 2013 from:
Gross profit	67.3
Other selling, general and administrative expenses	(38.0)
Foreign currency	(6.7)
2013	$134.3

The Company recognized operating profit of $134.3 million and operating margin of 5.0% in 2013 compared with operating profit of $111.7 million and operating margin of 4.5% in 2012. The increases in operating profit and operating margin were primarily due to improved gross profit as a result of the increase in unit and parts volumes and the favorable effect of price increases, primarily in the Americas. Gross margin improved to 17.3% in 2013 from 16.3% in 2012. The increase in operating profit was partially offset by higher selling, general and administrative expenses mainly as a result of increased marketing expenses in the Americas and Europe to support the Company's five strategic initiatives, higher estimates of incentive compensation in 2013 compared with 2012 and a required non-cash charge of $1.6 million to recognize a portion of the deferred loss in equity in the income statement resulting from the remeasurement of one of the Company's U.S. defined benefit pension plans. The remeasurement related to the settlement of a portion of this plan that offers lump-sum payments. In addition, the estimates for the non-cash equity component of incentive compensation increased $12.2 million during 2013 compared with 2012. Operating profit was also affected by unfavorable foreign currency movements, primarily in Europe.

The Company recognized net income attributable to stockholders of $110.0 million in 2013 compared with $98.0 million in 2012. The increase was primarily the result of the factors affecting operating profit, partially offset by higher income tax rates as a result of previously released income tax valuation allowances related to the Company's United Kingdom, U.S. state and Australian operations. During the second quarter of 2013, the Company released $12.9 million of previously recorded income tax valuation allowances related to the Company's United Kingdom operations. During 2012, the Company released $10.7 million of certain portions of previously recorded valuation allowances related to the Company's U.S. state and Australian deferred tax assets and $1.7 million of deferred tax liabilities provided for unremitted foreign earnings. See "Financial Review - Income Taxes" and Note 14 to the consolidated financial statements in this Annual Report on Form 10-K for additional information. In addition, the Company recorded a $2.8 million charge in 2013 related to the write-off of deferred financing fees as a result of the repayment of the previous term loan agreement, which was offset by lower interest expense from lower borrowings and lower interest rates.
Backlog
Worldwide backlog level was approximately 28,200 units at December 31, 2013 compared with approximately 27,300 units at December 31, 2012 and approximately 28,400 units at September 30, 2013.

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
The following table identifies the components of change in operating profit for 2012 compared with 2011:

Operating Profit
2011	$110.0
Increase (decrease) in 2012 from:
Gross profit	19.4
Foreign currency	3.4
Other selling, general and administrative expenses	(21.1)
2012	$111.7

The Company recognized operating profit of $111.7 million and operating margin of 4.5% in 2012 compared with $110.0 million and operating margin of 4.3% in 2011. The improvement in operating profit was primarily due to higher gross profit as a result of the favorable effect of price increases and a favorable shift in sales mix to higher-margin products and markets, partially offset by an increase in manufacturing costs as well as material cost increases in 2012. Gross margin improved to 16.3% in 2012 from 15.1% in 2011. Although operating profit was favorably affected by the improvement in gross profit, this improvement was partially offset by higher selling, general and administrative expenses primarily as a result of higher employee-related expenses, mainly attributable to hiring additional employees to support the strategic initiatives in 2012 compared with 2011.

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
The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required. The Company's operations emerged from a three-year cumulative loss with respect to its Australian, certain European and U.S. taxing jurisdictions during 2012. The Company evaluated all the evidence with respect to the realization of the deferred tax assets in these taxing jurisdictions. Based upon the scheduling of deferred temporary differences, the projection of future taxable income in each taxing jurisdiction and the assessment of economic risks impacting each of these specific geographic regions, the Company determined that certain portions of both the U.S. state and Australian deferred tax assets were realizable and met the more likely than not threshold for a release of the associated valuation allowance during 2012. Accordingly, the Company released $10.7 million of its valuation allowance, $10.0 million of which was during the fourth quarter of 2012, primarily with respect to its U.S. state and Australian deferred tax assets. During the second quarter of 2013, the Company determined that its United Kingdom deferred tax assets met the more likely than not threshold required for realization based upon the anticipated timing of deferred temporary differences, the continuing trend of earnings, the projection of future taxable income, and the improving assessment of the economic environment affecting the Company’s European business operations. Accordingly, the Company released $12.8 million of its United Kingdom valuation allowance during the second quarter of 2013.
The establishment or release of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the use of loss carryforwards or other deferred tax assets in future periods. The tax net operating losses that comprise a substantial portion of the Australian deferred tax assets do not expire under local law and the U.S. state taxing jurisdictions individually can provide for a carryforward period of up to 20 years.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

A reconciliation of the consolidated federal statutory and effective income tax is as follows for the years ended December 31:

	2013	2012	2011
Income before income taxes	$127.4	$105.1	$101.5
Statutory taxes at 35%	$44.6	$36.8	$35.5
Permanent adjustments:
Foreign rate differences	(11.8)	(9.6)	(8.8)
Valuation allowance	1.6	(9.0)	(6.7)
State income taxes	1.8	1.8	2.0
Other	(1.9)	(1.2)	(0.9)
	$(10.3)	$(18.0)	$(14.4)
Discrete items:
Valuation allowance	(13.7)	(10.7)	—
Unremitted foreign earnings	(0.6)	(1.7)	—
Settlements	(2.8)	0.1	(1.0)
Change in tax law	(0.1)	—	—
Other	0.1	0.5	(1.2)
	$(17.1)	$(11.8)	$(2.2)
Income tax provision	$17.2	$7.0	$18.9
Effective income tax rate	13.5%	6.7%	18.6%

The Company's effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of income taxed in non-U.S. jurisdictions as well as state income taxes. During 2012 and 2011, the income tax rate also included the utilization of valuation allowances against current earnings, primarily in U.S. state, United Kingdom and Australian taxing jurisdictions.
In addition, the effect of discrete items was as follows:
During 2013, the Company determined that its United Kingdom deferred tax assets met the more likely than not threshold for recognition which resulted in the release of valuation allowance against those deferred tax assets. In addition, the Company released an additional portion of the valuation allowance related to its U.S. state deferred tax assets due to improvements in the expected realization of these deferred tax assets. In addition, the Company also recognized discrete tax items for the settlement of certain U.S. income tax audits and a reduction in uncertain tax positions as a result of the lapse of the applicable statutes of limitation in certain non-U.S. taxing jurisdictions.
During 2012, the Company determined that certain of its deferred tax assets in both its U.S. state and Australian operations met the more likely than not threshold for recognition which resulted in the release of the valuation allowance provisions against those deferred tax assets. In addition, the Company received approval from the Internal Revenue Service for an election regarding the U.S. tax treatment of contributions to certain of the Company's non-U.S. pension plans. As a result of the approval, the Company released $2.1 million of the deferred tax liability provided for unremitted foreign earnings.
See Note 14 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of income taxes.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2013	2012	Change
Operating activities:
Net income	$110.2	$98.1	$12.1
Depreciation and amortization	30.2	28.0	2.2
Stock-based compensation	14.2	1.3	12.9
Other	16.3	(18.5)	34.8
Working capital changes	(18.0)	19.8	(37.8)
Net cash provided by operating activities	152.9	128.7	24.2

Investing activities:
Expenditures for property, plant and equipment	(36.5)	(19.8)	(16.7)
Proceeds from the sale of assets	0.5	0.3	0.2
Other	9.9	—	9.9
Net cash used for investing activities	(26.1)	(19.5)	(6.6)

Cash flow before financing activities	$126.8	$109.2	$17.6

Net cash provided by operating activities increased $24.2 million in 2013 compared with 2012 primarily as a result of the change in other operating activities, the non-cash adjustment to net income for the stock-based compensation recorded during 2013 and the increase in net income, partially offset by the change in working capital. The change in other operating activities was primarily the result of a decrease in the amount of cash contributed to the Company's pension plans during 2013 compared with 2012, the $2.8 million charge in 2013 related to the write-off of deferred financing fees as a result of the repayment of the previous term loan agreement and a change in the non-cash elimination of the foreign currency impact on intercompany loans. The change in working capital was primarily attributable to an increase in accounts receivable and inventory during 2013 compared with a decrease in 2012, partially offset by an increase in accounts payable during 2013 compared with 2012. Accounts receivable increased mainly as a result of higher unit volume during 2013 compared with 2012 and inventory increased in anticipation of higher unit volume in 2013 and expected higher unit volume in 2014. The increase in accounts payable was primarily the result of higher purchases to support anticipated increases in unit volume in 2014 compared with 2013.

Net cash used for investing activities increased primarily as a result of higher expenditures for property, plant and equipment, mainly in Brazil, including improvements to the Company's information technology infrastructure and payments for the new manufacturing facility in Brazil. These expenditures were partially offset by the receipt of $9.9 million, which represents a portion of the purchase price for the sale of the existing Brazil real estate and operating facility. See Note 19 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2013	2012	Change
Financing Activities:
Net reductions of long-term debt and revolving credit agreements	$(81.8)	$(91.1)	$9.3
Cash dividends paid to stockholders	(16.7)	(37.8)	21.1
Cash dividends paid to NACCO	—	(5.0)	5.0
Financing fees paid	(2.9)	(6.8)	3.9
Purchase of treasury shares	(3.0)	(2.2)	(0.8)
Stock issuance costs	—	(1.5)	1.5
Net cash used for financing activities	$(104.4)	$(144.4)	$40.0

The decrease in net cash used for financing activities during 2013 compared with 2012 was primarily the result of lower cash dividends paid to stockholders during 2013, as a result of a special dividend of $2.00 per share paid in December 2012, as well as more cash paid related to the refinancing of the Company's previous term loan agreements during 2012 compared with 2013. In addition, the absence of cash dividends paid to NACCO, a decrease in financing fees paid during 2013 compared with 2012 and the absence of stock issuance costs paid in 2012 also contributed to the change.
Financing Activities

During 2013, the Company entered into a $220.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in December 2018. The Facility replaced the Company's previous revolving credit facility which was to expire in March 2017. Borrowings outstanding under the Facility were $34.5 million at December 31, 2013. The excess availability under the Facility, at December 31, 2013, was $178.1 million, which reflects reductions of $7.4 million for letters of credit. The Facility consists of a U.S. revolving credit facility in the initial amount of $120.0 million and a non-U.S. revolving credit facility in the initial amount of $100.0 million. The Facility can be increased up to $320.0 million over the term of the agreement in minimum increments of $25.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Facility was $540 million as of December 31, 2013.

Borrowings bear interest at a floating rate that can be a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective December 31, 2013, for U.S. domestic base rate loans and LIBOR loans were 0.75% and 1.75%, respectively. The applicable margins, effective December 31, 2013, for foreign base rate loans and LIBOR loans was 1.75%. The interest rate under the Facility on December 31, 2013 was 2.00% including the applicable floating rate margin. The Facility also requires the payment of a fee of 0.375% per annum on the unused commitment as of December 31, 2013.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the borrowers subject to certain thresholds, as defined in the Facility and limits the payment of dividends. If the minimum availability threshold, as defined in the Facility, is greater than fifteen percent for both total and U.S. revolving credit facilities, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the Facility, is greater than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than 10 percent of the domestic revolver commitments, as defined in the Facility. At December 31, 2013, the Company was in compliance with the covenants in the Facility.

A portion of the proceeds of the Facility were used to repay the remaining $86.9 million of NMHG's previous term loan agreement which was entered into on June 22, 2012 and had an initial aggregate principal amount of $130.0 million.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The Company incurred fees and expenses of $2.9 million in 2013 related to the Facility. These fees were deferred and are being amortized as interest expense over the term of the Facility.

In addition to the amount outstanding under the Facility, the Company had borrowings of approximately $23.7 million of other debt at December 31, 2013. In addition to the excess availability under the Facility, the Company had remaining availability of $32.5 million related to other foreign revolving credit agreements.

The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in December 2018.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table summarizing the contractual obligations as of December 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
Facility	$34.5	$34.5	$—	$—	$—	$—	$—
Other debt	23.7	23.7	—	—	—	—	—
Variable interest payments on other debt	0.4	0.4	—	—	—	—	—
Capital lease obligations including principal and interest	12.1	5.2	4.5	1.5	0.5	0.4	—
Operating leases	45.0	13.3	8.7	6.5	4.9	3.8	7.8
Purchase and other obligations	520.8	505.0	5.6	5.3	2.5	—	2.4
Total contractual cash obligations	$636.5	$582.1	$18.8	$13.3	$7.9	$4.2	$10.2
The Company has a long-term liability of approximately $5.5 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2013. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of the Company's audits.
An event of default, as defined in the agreements governing the Facility, other revolving credit facilities, and in operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated under these agreements.
The Company's interest payments are calculated based upon the anticipated payment schedule and the December 31, 2013 LIBOR rate and applicable margins, as defined in the Facility and other debt. A 1/8% increase in the LIBOR rate would increase the Company's estimated total interest payments on other debt by less than $0.1 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.

Pension funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company's funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. The Company expects to contribute approximately $3.7 million to its non-U.S. pension plans, respectively, in 2014. No contributions to the Company's U.S. pension plans is expected in 2014.

In addition, the Company has recourse and repurchase obligations with a maximum undiscounted potential liability of $149.2 million at December 31, 2013. Recourse and repurchase obligations primarily represent contingent liabilities assumed by the Company to support financing agreements made between the Company's customers and third-party finance companies for the customer’s purchase of lift trucks from the Company. For these transactions, the Company or a third-party finance company retains a perfected security interest in the lift truck, such that the Company would take possession of the lift truck in the event it would become liable under the terms of the recourse and repurchase obligations. Generally, these commitments are due upon demand in the event of default by the customer. The security interest is normally expected to equal or exceed the amount of the

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

commitment. To the extent the Company would be required to provide funding as a result of these commitments, the Company believes the value of the its perfected security interest and amounts available under existing credit facilities are adequate to meet these commitments in the foreseeable future.
The amount of the recourse or repurchase obligations increases and decreases over time as obligations under existing arrangements expire and new obligations arise in the ordinary course of business. Losses anticipated under the terms of the recourse or repurchase obligations were not significant at December 31, 2013 and reserves have been provided for such losses in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. See also “Related Party Transactions” below.
Capital Expenditures
Planned expenditures of $61.6 million in 2014 are primarily for a new facility in Brazil, improvements at manufacturing locations, manufacturing equipment and improvements to information technology infrastructure. The principal sources of financing for these capital expenditures are expected to be internally generated funds, bank financing and the anticipated proceeds from the sale of the current Brazil facility. Actual expenditures were $36.5 million in 2013 and $19.8 million in 2012.
Capital Structure

	December 31
	2013	2012	Change
Cash and cash equivalents	$175.7	$151.3	$24.4
Other net tangible assets	344.7	333.1	11.6
Net assets	520.4	484.4	36.0
Total debt	(69.5)	(142.2)	72.7
Total equity	$450.9	$342.2	$108.7
Debt to total capitalization	13%	29%	(16)%
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
Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster® and Yale® lift trucks from dealers, and directly from the Company, such that NFS could provide retail lease financing to customers, for the years ended December 31, 2013, 2012 and 2011 were $417.0 million, $395.3 million and $337.3 million, respectively. Of these amounts, $81.5 million, $72.5 million and $38.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, were invoiced directly from the Company to NFS so that the customer could obtain financing from NFS. Amounts receivable from NFS were $4.6 million and $7.0 million at December 31, 2013 and 2012, respectively.
Under the terms of the joint venture agreement with GECC, the Company provides recourse for wholesale financing provided by NFS to the Company's dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing recourse or repurchase obligations for lift trucks purchased by customers and financed through NFS. At December 31, 2013, approximately $125.5 million of the Company’s recourse or repurchase obligations of $149.2 million related to transactions with NFS. The Company has reserved for losses under the terms of the recourse or repurchase obligations in its consolidated financial statements. Historically, the Company has not had significant losses with respect to these obligations. During 2013, 2012 and 2011, the net losses resulting from customer defaults did not have a material impact on the Company’s results of operations or financial position.
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
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

default by NFS. At December 31, 2013, loans from GECC to NFS totaled $756.5 million. Although the Company's contractual guarantee was $151.3 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which the Company guarantees $125.5 million. Excluding the $125.5 million of NFS receivables guaranteed by the Company from NFS’ loans to GECC, the Company’s incremental obligation as a result of this guarantee to GECC is $126.2 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, the Company is not aware of any circumstances that would cause NFS to default in future periods.
In addition to providing financing to the Company’s dealers, NFS provides operating lease financing to the Company. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain of the Company's customers whereby the Company sells lift trucks to NFS, leases these lift trucks back under an operating lease agreement and then subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $6.5 million and $5.0 million at December 31, 2013 and 2012, respectively. In addition, the Company provides certain subsidies to its dealers that are paid directly to NFS. Total subsidies were $1.7 million, $1.5 million and $1.4 million for 2013, 2012 and 2011, respectively.
The Company provides certain services to NFS for which it receives compensation under the terms of the joint venture agreement. These services consist primarily of administrative functions and remarketing services. Total income recorded by the Company related to these services was $15.6 million in 2013, $14.1 million in 2012 and $7.3 million in 2011.
The Company has a 50% ownership interest in Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a limited liability company that was formed in 1970 primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, the Company accounts for its ownership in SN using the equity method of accounting. The Company purchases, under normal trade terms based on current market prices, products from SN for sale outside of Japan. In 2013, 2012 and 2011, purchases from SN were $78.7 million, $86.0 million and $105.5 million, respectively. Amounts payable to SN at December 31, 2013 and 2012 were $20.8 million and $20.6 million, respectively.
Additionally, the Company recognized income of $1.3 million, $1.3 million and $1.6 million during 2013, 2012 and 2011, respectively, for payments from SN for use of technology developed by the Company.
OUTLOOK
The global market for forklift trucks is expected to grow slightly in all major global regions in 2014 compared with 2013. As a result of this market growth, combined with expected increases in market share and a strong ending backlog in 2013, the Company anticipates an overall increase in unit shipments and parts volumes in 2014 compared with 2013. The majority of this increase is expected to come from the Americas, with smaller increases in the Asia-Pacific and European unit shipments.
The Company expects material costs in 2014 to increase slightly compared with 2013, particularly during the second half of the year. Although commodity costs appear to have stabilized, these markets, particularly steel, remain volatile and sensitive to changes in the global economy. The Company will continue to monitor economic conditions, currency movements and the resulting effects on costs and pricing, and will take appropriate pricing actions, if necessary.
While sales are expected to increase moderately in 2014 compared with 2013, the Company expects to generate an increase in operating profit, excluding the anticipated gain on the sale of the Company's current Brazil plant, in excess of the rate of sales increase, with a decrease in the first half of 2014 compared with 2013 that is expected to be more than offset by improvements in the second half of 2014 compared with 2013. The favorable effect of anticipated increased unit volumes resulting from the Company's strategic initiatives, increased parts volumes and product enhancements are all expected to contribute to this improvement. In addition, a lower estimate for equity incentive compensation that is in part driven by changes in the market price of the Company's stock, which increased 91% during 2013, is also expected to contribute to the improved operating profit. These favorable items are expected to be partially offset by the full year impact of marketing and employee costs associated with the strategic initiatives that were put in place over the course of 2013 and by unfavorable foreign currency movements in the Americas and Asia-Pacific. After excluding the gain from the sale of the Company's Brazilian plant in 2014 and after excluding the $12.8 million valuation allowance release taken in 2013, net income in 2014 is expected to improve

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

moderately compared with 2013. The effect of improved operating profit as well as lower interest expense due to lower debt outstanding and to lower interest rates under its new revolving credit agreement are expected to be partially offset by a higher expected effective income tax rate. The higher effective income tax rate in 2014 is expected to result primarily from the effect of higher U.S. state, United Kingdom and Australian income taxes as a result of the 2012 and 2013 valuation allowance releases, combined with an anticipated increase in income in the Americas operations, which have a higher tax rate.
Full year 2014 operating profit results, excluding the anticipated gain on sale of the Brazil plant, are expected to improve in the Americas segment, which includes the North America, Latin America and Brazil markets, with anticipated increases in unit and parts margins partially offset by an expected strong euro and slight material cost increases. Operating profit in the Europe segment, which includes the Middle East and Africa markets, is expected to increase in 2014 compared with 2013 due to volume increases and the anticipated benefits of the current strength of the euro, but these improvements are expected to be partially offset by the full year effect of increased marketing and employee costs implemented during 2013. Asia-Pacific results for 2014 are expected to be lower largely due to the weakness of the Australian dollar despite the favorable effect of increased volume.
Cash flow before financing activities for 2014 is expected to decrease from 2013 primarily due to an increase in capital expenditures, largely driven by the construction of a new plant in Brazil. These capital expenditures will be partially offset by the final cash payment which is expected to be received in mid-2014 when the sale of the current facility is expected to be finalized.
The Company remains focused on gaining market share over time, as well as on improving margins in its internal combustion engine business, through the execution of its five strategic initiatives: (1) understanding customer needs at the product and aftermarket levels in order to create and provide a full range of differentiated product and service solutions for specific industry applications, (2) offering the lowest cost of ownership by utilizing the Company's understanding of customers' major cost drivers and developing solutions that consistently lower cost of ownership and create a differentiated competitive position, (3) enhancing independent distribution by implementing programs aimed at broadening account coverage of the market, expanding the Company's dual-brand ownership strategy, and ensuring dealer excellence in all areas of the world, (4) improving the Company's warehouse market position through enhancing dealer and customer support, adding products, increasing incentives, and implementing programs to increase focus on key customers, and (5) expanding in Asian markets by offering products aimed at the needs of these markets, enhancing distribution excellence and focusing on strategic alliances with local partners in China, India and Japan.
To meet the specific application needs of its customers, the Company is focusing on developing utility, standard and premium products. To this end, development programs are underway for its electric-rider, warehouse, internal combustion engine (ICE) and big truck product lines. The Company is in the process of launching a new mast for the 2 to 3 ton electric and ICE counterbalanced trucks. The changes to the mast are focused on improving visibility, performance and robustness on these trucks which in turn is expected to lead to lower cost of operations. In addition, in October 2013, the Company introduced a new Reach Truck, predominantly for the European warehouse market. This product entered production in January 2014. The Company also introduced two new Big Truck models in the fourth quarter of 2013 to better serve specialized Big Truck market segments.
In 2014, the Company is instituting a new model year update program for annual improvements of key performance and capability features of each of its existing lift truck model platforms. This new program is expected to keep these platforms soundly positioned in the market over time. The first model year updates are expected to occur in April 2014 on the 1 to 3 ton and 4 to 9 ton ICE counterbalanced lift trucks. The 1 to 3 ton platform will receive a new premium spark ignited engine with improved robustness and durability and is expected to lower the customer's cost of ownership through improved fuel economy and service intervals. The 4 to 9 ton platform will have features optimized to handle the increasingly demanding needs of key industry segments. Further, new platforms are expected to be developed and launched over the next few years based on longer-term segment needs or technological change opportunities.
In mid-2011, the Company introduced into certain Latin American markets a UTILEV®-branded 1 to 3.5 ton ICE pneumatic tire lift truck model to meet the needs of lower-intensity users. This UTILEV®-branded utility lift truck was gradually introduced into global markets during 2012. During the third quarter of 2013, the Company expanded the UTILEV®-branded series of lift trucks by introducing a 1 to 3 ton ICE cushion tire truck in North America and a 3-wheel electric rider truck globally. The UTILEV®-branded series of lift trucks is expected to continue to gain market position in 2014. The Company

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

offers one model of the standard ICE lift truck for medium-duty applications in both pneumatic and cushion tires for both Hyster® and Yale®. The Company expects to launch additional trucks in the standard ICE model series in future years.
All of these new products and upgraded products are expected to help increase market share, to improve revenues and to enhance operating margins. In addition, stricter diesel emission regulations for new trucks began to go into effect in 2011 and will be fully in effect by 2015 in certain global markets. The Company has launched and expects to continue to launch lift truck series over this period that will meet these new emission requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on joint and several liability arrangements, which is effective for the Company as of January 1, 2014. The guidance provides for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date and for which no other specific guidance in U.S. generally accepted accounting principles exists. The Company is currently evaluating the effect the adoption of the guidance will have on its financial position, results of operations, cash flows and related disclosures.

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
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which the Company operates and/or sells products, (6) delays in manufacturing and delivery schedules, (7) bankruptcy of or loss of major dealers, retail customers or suppliers, (8) customer acceptance of, changes in the costs of, or delays in the development of new products, (9) introduction of new products by, or more favorable product pricing offered by, competitors, (10) product liability or other litigation, warranty claims or returns of products, (11) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (12) changes mandated by federal, state and other regulation, including health, safety or environmental legislation, (13) delays in or increased costs associated with the Brazil plant construction, and (14) delays in or cancellation of the sale of the existing Brazil facility and land.

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
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair value of the Company's interest rate swap agreements was a net asset of $2.4 million at December 31, 2013. A hypothetical 10% decrease in interest rates would cause a decrease in the fair value of interest rate swap agreements and the resulting fair value would be an asset of $2.3 million.
FOREIGN CURRENCY EXCHANGE RATE RISK
The Company operates internationally and enters into transactions denominated in foreign currencies. As such, the Company's financial results are subject to the variability that arises from exchange rate movements. The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require the companies to buy or sell euros, Japanese yen, British pounds, Swedish kroner, Mexican pesos, Brazilian real and Australian dollars for its functional currency at rates agreed to at the inception of the contracts. The fair value of these contracts was a net liability of $2.1 million at December 31, 2013. See also Notes 2 and Note 8 to the Consolidated Financial Statements in this Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at December 31, 2013, the fair value of foreign currency-sensitive financial instruments, which primarily represents forward foreign currency exchange contracts, would be decreased by $0.2 million compared with its fair value at December 31, 2013. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Form 10-K and is hereby incorporated herein by reference to such information.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2013.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of the Company's management, including the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures were effective.
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013. The Company's effectiveness of internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and is incorporated herein by reference.
Changes in internal control: During the fourth quarter of 2013, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. OTHER INFORMATION
None
PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2014 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Director Nominee Information,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2014 Proxy Statement under the heading “Business to be Transacted — 1. Election of Directors — Directors’ Meetings and Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers and holders of more than ten percent of the Company's equity securities will be set forth in the 2014 Proxy Statement under the subheading “Business to be Transacted — 1. Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
Information regarding the executive officers of the Company is included in this Form 10-K as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
Information with respect to compensation committee interlocks and insider participation in compensation decisions will be set forth in the 2014 Proxy Statement under the heading "Business to be Transacted — 1. Election of Directors — Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2014 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Director Compensation” and “— Executive Compensation,” which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2014 Proxy Statement under the heading “Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2013 with respect to our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Class A Shares:	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	N/A	911,423
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	911,423
Class B Shares:
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	—

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to director independence, certain relationships and related transactions will be set forth in the 2014 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Directors’ Meetings and Committees” and “— Certain Business Relationships,” which information is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2014 Proxy Statement under the heading “Business to be Transacted — 2. Confirmation of Appointment of the Independent Registered Public Accounting Firm of the Company for the Current Fiscal Year,” which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) The response to Item 15(a)(1) is set forth beginning at page F-1 of this Form 10-K.
(a) (2) The response to Item 15(a)(2) is set forth beginning at page F-39 of this Form 10-K.
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

February 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr.	Chairman, President and Chief Executive Officer (principal executive officer)	February 19, 2014
Alfred M. Rankin, Jr.

/s/ Kenneth C. Schilling	Vice President and Chief Financial Officer (principal financial and accounting officer)	February 19, 2014
Kenneth C. Schilling

* J.C. Butler, Jr.	Director	February 19, 2014
J.C. Butler, Jr.

* Carolyn Corvi	Director	February 19, 2014
Carolyn Corvi

* John P. Jumper	Director	February 19, 2014
John P. Jumper

* Dennis W. LaBarre	Director	February 19, 2014
Dennis W. LaBarre

* F. Joseph Loughrey	Director	February 19, 2014
F. Joseph Loughrey

* Claiborne R. Rankin	Director	February 19, 2014
Claiborne R. Rankin

* Michael E. Shannon	Director	February 19, 2014
Michael E. Shannon

* John M. Stropki	Director	February 19, 2014
John M. Stropki

* Britton T. Taplin	Director	February 19, 2014
Britton T. Taplin

* Eugene Wong	Director	February 19, 2014
Eugene Wong

* Kenneth C. Schilling, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Kenneth C. Schilling	February 19, 2014
Kenneth C. Schilling, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2013
HYSTER-YALE MATERIALS HANDLING, INC.
CLEVELAND, OHIO

FORM 10-K
ITEM 15(a)(1) AND (2)
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
The following consolidated financial statements of Hyster-Yale Materials Handling, Inc. and Subsidiaries are incorporated by reference in Item 8:
The following consolidated financial statement schedule of Hyster-Yale Materials Handling, Inc. and Subsidiaries are included in Item 15(a):

Schedule II — Valuation and Qualifying Accounts	F-39
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Hyster-Yale Materials Handling, Inc.
We have audited the accompanying consolidated balance sheets of Hyster-Yale Materials Handling, Inc. and Subsidiaries (collectively “the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 19, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Hyster-Yale Materials Handling, Inc.
We have audited Hyster-Yale Materials Handling, Inc. and Subsidiaries' (collectively "the Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management's report on internal control over financial reporting in Item 9A of the Form 10-K. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2013 of the Company, and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 19, 2014

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2013	2012	2011
	(In millions, except per share data)
Revenues	$2,666.3	$2,469.1	$2,540.8
Cost of sales	2,205.3	2,065.9	2,157.3
Gross Profit	461.0	403.2	383.5
Operating Expenses
Selling, general and administrative expenses	326.7	291.5	273.5
Operating Profit	134.3	111.7	110.0
Other (income) expense
Interest expense	9.0	12.4	15.8
Income from unconsolidated affiliates	(3.9)	(5.6)	(6.0)
Loss on debt extinguishment	2.8	—	—
Other, net	(1.0)	(0.2)	(1.3)
	6.9	6.6	8.5
Income Before Income Taxes	127.4	105.1	101.5
Income tax provision	17.2	7.0	18.9
Net Income	110.2	98.1	82.6
Net income attributable to noncontrolling interest	(0.2)	(0.1)	—
Net Income Attributable to Stockholders	$110.0	$98.0	$82.6

Basic Earnings per Share Attributable to Stockholders	$6.58	$5.84	$4.93
Diluted Earnings per Share Attributable to Stockholders	$6.54	$5.83	$4.91
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2013	2012	2011
	(In millions)
Net Income	$110.2	$98.1	$82.6
Other comprehensive income (loss)
Foreign currency translation adjustment	(11.9)	(1.5)	(13.4)
Current period cash flow hedging activity, net of $0.2 tax benefit in 2013, net of $3.3 tax expense in 2012 and net of $0.3 tax benefit in 2011	(6.2)	4.1	1.6
Reclassification of hedging activities into earnings, net of $1.5 tax expense in 2013, net of $1.7 tax benefit in 2012 and net of $2.2 tax benefit in 2011	2.8	(5.9)	8.5
Current period pension adjustment, net of $7.1 tax expense in 2013, net of $2.2 tax benefit in 2012 and net of $4.1 tax benefit in 2011	14.2	(11.4)	(14.2)
Reclassification of pension into earnings, net of $1.7 tax benefit in 2013, net of $1.1 tax benefit in 2012 and net of $1.1 tax benefit in 2011	5.1	6.3	5.5
Comprehensive Income	$114.2	$89.7	$70.6
Other comprehensive income (loss) attributable to noncontrolling interest
Net income attributable to noncontrolling interest	(0.2)	(0.1)	—
Comprehensive Income Attributable to Stockholders	$114.0	$89.6	$70.6
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2013	2012
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$175.7	$151.3
Accounts receivable, net of allowances of $10.2 in 2013 and $10.9 in 2012	359.3	329.2
Inventories, net	330.6	308.6
Deferred income taxes	18.0	10.5
Prepaid expenses and other	38.0	32.2
Total Current Assets	921.6	831.8
Property, Plant and Equipment, Net	164.2	146.1
Long-term Deferred Income Taxes	10.2	16.0
Investment in Unconsolidated Affiliates	36.7	45.3
Other Non-current Assets	28.6	25.2
Total Assets	$1,161.3	$1,064.4
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$340.3	$285.9
Accounts payable, affiliates	20.8	20.6
Revolving credit facilities	39.0	—
Current maturities of long-term debt	23.8	35.3
Accrued payroll	57.3	47.1
Accrued warranty obligations	28.9	30.3
Deferred revenue	7.4	9.4
Other current liabilities	92.3	76.6
Total Current Liabilities	609.8	505.2
Long-term Debt	6.7	106.9
Self-insurance Liabilities	20.6	16.5
Pension and other Postretirement Obligations	25.4	50.9
Other Long-term Liabilities	47.9	42.7
Total Liabilities	710.4	722.2
Stockholders’ Equity
Common stock:
Class A, par value $0.01 per share, 12,689,454 shares outstanding (2012 - 12,099,535 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 4,024,630 shares outstanding (2012 - 4,632,243 shares outstanding)	0.1	0.1
Capital in excess of par value	320.6	308.2
Treasury stock	(3.4)	(2.2)
Retained earnings	188.4	95.1
Accumulated other comprehensive loss	(56.0)	(60.0)
Total Stockholders’ Equity	449.8	341.3
Noncontrolling Interest	1.1	0.9
Total Equity	450.9	342.2
Total Liabilities and Equity	$1,161.3	$1,064.4
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2013	2012	2011
	(In millions)
Operating Activities
Net income	$110.2	$98.1	$82.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.2	28.0	31.3
Amortization of deferred financing fees	1.9	1.9	1.5
Deferred income taxes	(9.6)	(13.6)	8.6
Stock-based compensation	14.2	1.3	—
Loss on debt extinguishment	2.8	—	—
Dividends from unconsolidated affiliates	6.8	4.5	2.3
Other non-current liabilities	8.5	(2.4)	(13.8)
Other	5.9	(8.9)	10.1
Working capital changes:
Accounts receivable	(42.0)	27.2	(59.3)
Inventories	(27.1)	0.4	(37.8)
Other current assets	(2.1)	(1.8)	(0.7)
Accounts payable	56.2	(5.0)	14.6
Other liabilities	(3.0)	(1.0)	15.2
Net cash provided by operating activities	152.9	128.7	54.6
Investing Activities
Expenditures for property, plant and equipment	(36.5)	(19.8)	(16.5)
Proceeds from the sale of assets	0.5	0.3	0.5
Other	9.9	—	0.1
Net cash used for investing activities	(26.1)	(19.5)	(15.9)
Financing Activities
Additions to long-term debt	33.9	151.9	16.6
Reductions of long-term debt	(154.2)	(243.0)	(21.7)
Net additions (reductions) to revolving credit agreements	38.5	—	(4.2)
Cash dividends paid	(16.7)	(37.8)	—
Cash dividends paid to NACCO	—	(5.0)	(10.0)
Financing fees paid	(2.9)	(6.8)	—
Stock issuance costs	—	(1.5)	—
Purchase of treasury shares	(3.0)	(2.2)	—
Other	—	—	(0.2)
Net cash used for financing activities	(104.4)	(144.4)	(19.5)
Effect of exchange rate changes on cash	2.0	1.6	(3.8)
Cash and Cash Equivalents
Increase (decrease) for the year	24.4	(33.6)	15.4
Balance at the beginning of the year	151.3	184.9	169.5
Balance at the end of the year	$175.7	$151.3	$184.9
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In millions)
Balance, January 1, 2011	$—	$—	$—	$355.8	$(85.5)	$28.1	$(6.8)	$(60.9)	$230.7	$0.8	$231.5
Net income attributable to stockholders	—	—	—	—	82.6	—	—	—	82.6	—	82.6
Cash dividends to NACCO	—	—	—	(5.0)	—	—	—	—	(5.0)	—	(5.0)
Current period other comprehensive income (loss)	—	—	—	—	—	(13.4)	1.6	(14.2)	(26.0)	—	(26.0)
Reclassification adjustment to net income	—	—	—	—	—	—	8.5	5.5	14.0	—	14.0
Balance, December 31, 2011	$—	$—	$—	$350.8	$(2.9)	$14.7	$3.3	$(69.6)	$296.3	$0.8	$297.1

Issuance of common stock	0.1	0.1	—	—	—	—	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	1.3	—	—	—	—	1.3	—	1.3
Capital contribution from NACCO	—	—	—	0.6	—	—	—	—	0.6	—	0.6
Stock issuance costs	—	—	—	(1.7)	—	—	—	—	(1.7)	—	(1.7)
Purchase of treasury shares	—	—	(2.2)	—	—	—	—	—	(2.2)	—	(2.2)
Net income attributable to stockholders	—	—	—	—	98.0	—	—	—	98.0	—	98.0
Cash dividends to NACCO	—	—	—	(5.0)	—	—	—	—	(5.0)	—	(5.0)
Cash dividends on Class A and Class B common stock: $2.25 per share	—	—	—	(37.8)	—	—	—	—	(37.8)	—	(37.8)
Current period other comprehensive income (loss)	—	—	—	—	—	(1.5)	4.1	(11.4)	(8.8)	—	(8.8)
Reclassification adjustment to net income	—	—	—	—	—	—	(5.9)	6.3	0.4	—	0.4
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, December 31, 2012	$0.1	$0.1	$(2.2)	$308.2	$95.1	$13.2	$1.5	$(74.7)	$341.3	$0.9	$342.2

Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	14.2	—	—	—	—	14.2	—	14.2
Shares issued under stock compensation plans	—	—	1.8	(1.8)	—	—	—	—	—	—	—
Purchase of treasury shares	—	—	(3.0)	—	—	—	—	—	(3.0)	—	(3.0)
Net income attributable to stockholders	—	—	—	—	110.0	—	—	—	110.0	—	110.0
Cash dividends on Class A and Class B common stock: $1.00 per share	—	—	—	—	(16.7)	—	—	—	(16.7)	—	(16.7)
Current period other comprehensive income (loss)	—	—	—	—	—	(11.9)	(6.2)	14.2	(3.9)	—	(3.9)
Reclassification adjustment to net income	—	—	—	—	—	—	2.8	5.1	7.9	—	7.9
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	0.2	0.2
Balance, December 31, 2013	$0.1	$0.1	$(3.4)	$320.6	$188.4	$1.3	$(1.9)	$(55.4)	$449.8	$1.1	$450.9
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 1—Principles of Consolidation and Nature of Operations
The consolidated financial statements include the accounts of Hyster-Yale Materials Handling, Inc., a Delaware corporation, and its majority-owned domestic and international subsidiaries (“Hyster-Yale” or the “Company”), Shanghai Hyster Forklift Ltd., a 75% owned joint venture in China is included in the consolidated financial statements. All significant intercompany accounts and transactions among the consolidated companies are eliminated in consolidation.
The Company, through its wholly owned operating subsidiary, NACCO Materials Handling Group, Inc. ("NMHG"), designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, The Netherlands, Italy, the Philippines, Vietnam, Japan, Brazil and China. The sale of service parts represents approximately 13% of total revenues as reported for each of 2013, 2012 and 2011.

On September 28, 2012, NACCO Industries, Inc., ("NACCO"), the Company's former parent company, spun-off the Company to NACCO stockholders. In the spin-off, NACCO stockholders, in addition to retaining their shares of NACCO common stock, received one share of Hyster-Yale Class A common stock and one share of Hyster-Yale Class B common stock for each share of NACCO Class A common stock or Class B common stock. In accordance with applicable authoritative accounting guidance, the Company accounted for the spin-off from NACCO based on the historical carrying value of assets and liabilities.
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
Advertising Costs:  Advertising costs are expensed as incurred. Total advertising expense was $13.7 million, $9.0 million and $10.3 million in 2013, 2012 and 2011, respectively.
Product Development Costs:  Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $69.2 million, $67.5 million and $61.3 million in 2013, 2012 and 2011, respectively.
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
Stock Compensation: The Company has stock compensation plans for a limited number of executives in the U.S. that allows the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding them for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) five years after the participant's retirement date, (ii) ten years from the award date, or (iii) the participant's death or permanent disability. Pursuant to the plans, the Company issued 149,655 and 27,742 shares related to the years ended December 31, 2013 and 2012, respectively. After the issuance of these shares, there were 672,603 shares of Class A common stock available for issuance under these plans. Compensation expense related to these share awards was $13.5 million ($8.8 million net of tax) and $1.1 million ($0.7 million net of tax) for the years ended December 31, 2013 and 2012, respectively. Compensation expense at the grant date represents fair value based on the market price of the shares of Class A common stock.
The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the non-employee directors’ annual retainer is paid in restricted shares of Class A common stock. For the year ended December 31, 2013, $69,000 of the non-employee directors’ retainer of $125,000 was paid in restricted shares of Class A common stock. For the year ended December 31, 2012, $17,250 of the non-employee directors’ fourth quarter retainer of $31,250 was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date on which the director has both retired from the Board of Directors and reached 70 years of age. Pursuant to this plan, the Company issued 9,762 and 3,232 shares related to the years ended December 31, 2013 and 2012, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 1,000 in 2013. No voluntary shares were issued in 2012. After the issuance of these shares, there were 87,006 shares of Class A common stock available for issuance under this plan. Compensation expense related to these awards was $0.7 million ($0.5 million net of tax) and $0.2 million ($0.1 million net of tax) for the year ended December 31, 2013. Compensation expense at the grant date represents fair value based on the market price of the shares of Class A common stock.
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
The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. The Company offsets fair value amounts related to foreign currency exchange contracts executed with the same counterparty. These contracts hedge firm commitments and forecasted transactions relating to cash flows associated with sales, purchases and intercompany accounts denominated in currencies other than its functional currencies. Changes in the fair value of forward foreign currency exchange contracts that are effective as hedges are recorded in accumulated other comprehensive income (loss) (“OCI”). Deferred gains or losses are reclassified from OCI to the Consolidated Statements of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in cost of sales. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and recognized in cost of sales. Certain of the Company's forward foreign currency contracts are designated as net investment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

hedges of the Company's net investment in its foreign subsidiaries. For derivative instruments that are designated and qualify as a hedge of a net investment in foreign currency, the gain or loss is reported in other comprehensive income as part of cumulative translation adjustment to the extent it is effective, with the related amounts due to or from counterparties included in other liabilities or other assets. The Company utilizes the forward-rate method of assessing hedge effectiveness. Any ineffective portion of net investment hedges are recognized in the Consolidated Statements of Operations in the same period as the change.
The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements are predominately based upon the three-month LIBOR (London Interbank Offered Rate). Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the Consolidated Statements of Operations in the same period as the gains or losses from the underlying transactions are recorded and are recognized in interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and included on the line “Other” in the Consolidated Statements of Operations.
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
See Note 8 for further discussion of derivative financial instruments.
Recently Issued Accounting Standards
Accounting Standards Adopted in 2013:
In December 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on the offsetting of assets and liabilities, which was effective for the Company as of January 1, 2013. The guidance requires additional disclosures regarding offsetting arrangements of balance sheet derivatives to enable financial statement users to understand the effect of these arrangements on a company’s financial position. The Company adopted the guidance as of January 1, 2013 and has included the disclosures in Note 8. As this guidance only affected disclosures, the adoption did not have any effect on the Company's financial position, results of operations or cash flows.

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

Note 3 - Reclassifications from OCI

The following table summarizes reclassifications out of OCI for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Details about OCI Components	Amount Reclassified from OCI			Affected Line Item in the Statement Where Net Income Is Presented
	2013	2012	2011
Gain (loss) on cash flow hedges:
Interest rate contracts	$—	$(2.9)	$(8.6)	Interest expense
Interest rate contracts	—	(1.7)	—	Other
Foreign exchange contracts	(1.3)	8.8	(2.1)	Cost of sales
Total before tax	(1.3)	4.2	(10.7)	Income before income taxes
Tax (expense) benefit	(1.5)	1.7	2.2	Income tax provision
Net of tax	$(2.8)	$5.9	$(8.5)	Net income

Amortization of defined benefit pension items:
Actuarial loss	$(6.2)	$(7.6)	$(6.9)	(a)
Prior service (cost) credit	(0.5)	0.4	0.4	(a)
Transition liability	(0.1)	(0.2)	(0.1)	(a)
Total before tax	(6.8)	(7.4)	(6.6)	Income before income taxes
Tax benefit	1.7	1.1	1.1	Income tax provision
Net of tax	$(5.1)	$(6.3)	$(5.5)	Net income

Total reclassifications for the period	$(7.9)	$(0.4)	$(14.0)

(a) These OCI components are included in the computation of net pension cost (see Note 15 for additional details).

NOTE 4—Restructuring and Related Programs
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
During 2008 and 2009, based on the decline in economic conditions, management reduced its number of employees worldwide. As a result, the Company recognized a charge of approximately $6.3 million in 2008 and $3.4 million in 2009 related to severance. In addition, $1.1 million and $0.3 million of the accrual was reversed during 2009 and 2013, respectively, as a result of a reduction in the expected amount paid to employees. Severance payments of $0.2 million, $0.1 million and $0.5 million were made during 2013, 2012 and 2011, respectively. No further charges or payments related to this plan are expected.

Following is the detail of the cash charges related to the programs:

	Total charges expected to be incurred	Charges incurred prior to 2011	Reversals incurred in 2012	Reversals incurred in 2013
Americas
Severance	$3.3	$3.3	$—	$—
Other	1.3	1.3	—	—
	4.6	4.6	—	—
Europe
Severance	13.6	14.1	(0.2)	(0.3)
Lease impairment	0.3	0.3	—	—
	13.9	14.4	(0.2)	(0.3)
Asia-Pacific
Severance	2.4	2.4	—	—
Lease impairment	0.5	0.5	—	—
Other	0.1	0.1	—	—
	3.0	3.0	—	—
Total charges (reversals)	$21.5	$22.0	$(0.2)	$(0.3)
Following is the activity related to the liability for the programs. Amounts for severance expected to be paid within one year are included on the line “Accrued Payroll” as of December 31, 2012.

Severance
Balance at January 1, 2012	$1.4
Payments	(0.7)
Reversal	(0.2)
Balance at December 31, 2012	0.5
Payments	(0.2)
Reversal	(0.3)
Balance at December 31, 2013	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 5—Inventories
Inventories are summarized as follows:

	December 31
	2013	2012
Finished goods and service parts	$178.4	$170.1
Raw materials and work in process	203.3	189.9
Total manufactured inventories	381.7	360.0
LIFO reserve	(51.1)	(51.4)
	$330.6	$308.6
The cost of certain manufactured inventories, including service parts, has been determined using the LIFO method. At each of December 31, 2013 and 2012, 52% of total inventories were determined using the LIFO method.
NOTE 6—Property, Plant and Equipment, Net
Property, plant and equipment, net includes the following:

	December 31
	2013	2012
Land and land improvements	$20.8	$17.2
Plant and equipment	545.1	510.2
Property, plant and equipment, at cost	565.9	527.4
Allowances for depreciation and amortization	(401.7)	(381.3)
	$164.2	$146.1

Total depreciation and amortization expense on property, plant and equipment was $30.2 million, $28.0 million and $31.3 million during 2013, 2012, and 2011, respectively.

NOTE 7—Current and Long-Term Financing
The following table summarizes available and outstanding borrowings:

	December 31
	2013	2012
Total outstanding borrowings:
Revolving credit agreements	$39.0	$—
Capital lease obligations and other	30.5	21.4
Term loan agreement	—	120.8
Total debt outstanding	$69.5	$142.2
Current portion of borrowings outstanding	$62.8	$35.3
Long-term portion of borrowings outstanding	$6.7	$106.9
Total available borrowings, net of limitations, under revolving credit agreements	$210.6	$220.1
Unused revolving credit agreements	$210.6	$220.1
Weighted average stated interest rate on total borrowings	2.8%	5.0%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements)	2.8%	5.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Annual maturities of total debt, excluding capital leases, are as follows:

2014	$58.2
2015	—
2016	—
2017	—
2018	—
$58.2
Interest paid on total debt was $7.2 million, $11.1 million and $14.2 million during 2013, 2012 and 2011, respectively.

During 2013, the Company entered into a $220 million secured, floating-rate revolving credit facility (the "Facility”) that expires in December 2018. The Facility replaced the Company's previous revolving credit facility which was to expire in March 2017. Borrowings outstanding under the Facility were $34.5 million at December 31, 2013. The excess availability under the Facility, at December 31, 2013, was $178.1 million, which reflects reductions of $7.4 million for letters of credit. The Facility consists of a U.S. revolving credit facility in the initial amount of $120.0 million and a non-U.S. revolving credit facility in the initial amount of $100.0 million. The Facility can be increased up to $320.0 million over the term of the agreement in minimum increments of $25.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Facility was $540 million as of December 31, 2013.

Borrowings bear interest at a floating rate that can be a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective December 31, 2013, for U.S. domestic base rate loans and LIBOR loans were 0.75% and 1.75%, respectively. The applicable margins, effective December 31, 2013, for foreign base rate loans and LIBOR loans was 1.75%. The interest rate under the Facility on December 31, 2013 was 2.00% including the applicable floating rate margin. The Facility also requires the payment of a fee of 0.375% per annum on the unused commitment as of December 31, 2013.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the borrowers subject to certain thresholds, as defined in the Facility and limits the payment of dividends. If the minimum availability threshold, as defined in the Facility, is greater than fifteen percent for both total and U.S. revolving credit facilities, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the Facility, is greater than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than 10 percent of the domestic revolver commitments, as defined in the Facility. At December 31, 2013, the Company was in compliance with the covenants in the Facility.

A portion of the proceeds of the Facility were used to repay the remaining $86.9 million of NMHG's previous term loan agreement which was entered into on June 22, 2012 and had an initial aggregate principal amount of $130.0 million. The Company recorded a $2.8 million charge in 2013 related to the write-off of deferred financing fees as a result of the repayment of the previous term loan agreement.

The Company incurred fees and expenses of $2.9 million in 2013 related to the Facility. These fees were deferred and are being amortized as interest expense over the term of the Facility. In addition, the Company incurred fees and expenses of $6.8 million related to NMHG's previous revolving credit facility and term loan.

In addition to the amount outstanding under the Facility, the Company had other borrowings of approximately $23.7 million at December 31, 2013. In addition to the excess availability under the Facility, the Company had remaining availability of $32.5 million related to other foreign revolving credit agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 8—Financial Instruments and Derivative Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account Company credit risk, which is Level 2 as defined in the fair value hierarchy. The book value and fair value of revolving credit agreements and long-term debt, excluding capital leases, was $58.2 million and $135.6 million as of December 31, 2013 and 2012, respectively.
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
Foreign Currency Derivatives:  The Company held forward foreign currency exchange contracts with a total notional amount of $484.1 million at December 31, 2013, primarily denominated in euros, Japanese yen, British pounds, Swedish kroner, Mexican pesos, Brazilian real and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $428.7 million at December 31, 2012, primarily denominated in euros, British pounds, Japanese yen, Swedish kroner, Australian dollars and Mexican pesos. The fair value of these contracts approximated a net liability of $2.1 million and a net asset of $3.9 million at December 31, 2013 and 2012, respectively. The fair value of all net investment hedges was a net liability of $0.3 million at December 31, 2013.
For the years ended December 31, 2013 and 2012, there was no ineffectiveness of forward foreign currency exchange contracts that qualify for hedge accounting. Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twenty-four months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2013, $3.6 million of the amount of net deferred loss included in OCI at December 31, 2013 is expected to be reclassified into the Consolidated Statements of Operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company has interest rate swap agreements that are expected to hedge interest payments on its future three-month LIBOR borrowings. These contracts begin on December 31, 2014 and extend to December 31, 2018 for a notional amount of $100.0 million. The fair value of all interest rate swap agreements was a net asset of $2.4 million and a net liability of $0.7 million at December 31, 2013 and December 31, 2012, respectively.

In connection with the refinancing of the term loan during 2012, the Company determined that the hedged forecasted transactions associated with its interest rate swap agreements were no longer probable of occurring. As such, the Company recognized a loss of $1.4 million in the second quarter of 2012 related to the ineffectiveness of certain of its interest rate swap agreements. Any additional charges related to these interest rate swap agreements are immediately recognized in earnings. These expenses are recorded in the Consolidated Statements of Operations on the line “Other.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2013	2012	Balance sheet location	2013	2012
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Long-term	Other non-current assets	$2.4	$—	Other long-term liabilities	$—	$0.4
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.4	6.6	Prepaid expenses and other	—	2.7
	Other current liabilities	2.7	1.4	Other current liabilities	5.7	1.2
Long-Term	Other long-term liabilities	—	—	Other long-term liabilities	0.7	—
Net investment hedges
Foreign currency exchange contracts
Current	Other current liabilities	—	—	Other current liabilities	0.3	—
Total derivatives designated as hedging instruments		$5.5	$8.0		$6.7	$4.3
Derivatives not designated as hedging instruments
Cash flow hedges
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$—	$0.4
Long-term	Other non-current assets	—	0.1	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	4.1	1.7	Prepaid expenses and other	2.0	1.2
	Other current liabilities	0.3	0.6	Other current liabilities	1.2	1.3
Total derivatives not designated as hedging instruments		$4.4	$2.4		$3.2	$2.9
Total derivatives		$9.9	$10.4		$9.9	$7.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty at December 31, 2013 and December 31, 2012 as recorded in the Consolidated Balance Sheets:

	Derivative Assets as of December 31, 2013				Derivative Liabilities as of December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$2.4	$—	$2.4	$2.4	$—	$—	$—	$—
Foreign currency exchange contracts	2.5	(2.5)	—	—	4.6	(2.5)	2.1	2.1
Total cash flow hedges	4.9	(2.5)	2.4	2.4	4.6	(2.5)	2.1	2.1
Net Investment Hedges
Foreign currency exchange contracts	—	—	—	—	0.3	—	0.3	0.3
Total derivatives	$4.9	$(2.5)	$2.4	$2.4	$4.9	$(2.5)	$2.4	$2.4

	Derivative Assets as of December 31, 2012				Derivative Liabilities as of December 31, 2012
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$0.1	$(0.1)	$—	$—	$0.8	$(0.1)	$0.7	$0.7
Foreign currency exchange contracts	4.4	(0.5)	3.9	3.9	0.5	(0.5)	—	—
	$4.5	$(0.6)	$3.9	$3.9	$1.3	$(0.6)	$0.7	$0.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table summarizes the pre-tax impact of derivative instruments for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2012	2011		2013	2012	2011		2013	2012	2011
Cash flow hedges
Interest rate swap agreements	$2.8	$(0.3)	$(1.1)	Interest expense	$—	$(2.9)	$(8.6)	Other	$—	$(1.7)	$—
Foreign currency exchange contracts	(9.3)	7.7	2.4	Cost of sales	(1.3)	8.8	(2.1)	N/A	—	—	—
	(6.5)	7.4	1.3		(1.3)	5.9	(10.7)		—	(1.7)	—
Net investment hedges
Foreign currency exchange contracts	(0.8)	—	—	Cost of sales	—	—	—	N/A	—	—	—
Total	$(7.3)	$7.4	$1.3		$(1.3)	$5.9	$(10.7)		$—	$(1.7)	$—

Derivatives Not Designated as Hedging Instruments						Location of Gain or (Loss) Recognized in Income on Derivative			Amount of Gain or (Loss) Recognized in Income on Derivative
									2013	2012	2011
Cash flow hedges
Interest rate swap agreements						Other			$(0.1)	$(0.1)	$—
Foreign currency exchange contracts						Other			(1.9)	(2.6)	(1.4)
Total									$(2.0)	$(2.7)	$(1.4)

NOTE 9—Leasing Arrangements
The Company leases certain office, manufacturing and warehouse facilities and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2023. Many leases include renewal and/or fair value purchase options.
Future minimum capital and operating lease payments at December 31, 2013 are:

	Capital Leases	Operating Leases
2014	$5.2	$13.3
2015	4.5	8.7
2016	1.5	6.5
2017	0.5	4.9
2018	0.4	3.8
Subsequent to 2018	—	7.8
Total minimum lease payments	12.1	$45.0
Amounts representing interest	0.8
Present value of net minimum lease payments	11.3
Current maturities	4.6
Long-term capital lease obligation	$6.7
Rental expense for all operating leases was $15.3 million, $14.4 million and $15.5 million for 2013, 2012 and 2011, respectively. The Company also recognized $7.2 million, $6.0 million and $7.8 million for 2013, 2012 and 2011, respectively, in rental income on subleases of equipment. These subleases were primarily related to lift trucks in which the Company records revenues over the term of the lease in accordance with the rental agreements with its customers. The sublease rental income for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

these lift trucks is included in “Revenues” and the related rent expense is included in “Cost of sales” in the Consolidated Statements of Operations for each period. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of December 31, 2013 are $15.3 million.
Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2013	2012
Plant and equipment	$14.7	$10.6
Less accumulated amortization	(3.7)	(3.0)
	$11.0	$7.6
Amortization of plant and equipment under capital leases is included in depreciation expense. Capital lease obligations of $9.3 million, $7.3 million and $0.7 million were incurred in connection with lease agreements to acquire plant and equipment during 2013, 2012 and 2011, respectively.

NOTE 10—Contingencies

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

NOTE 11—Guarantees

Under various financing arrangements for certain customers, including independently owned retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at December 31, 2013 and December 31, 2012 were $149.2 million and $146.5 million, respectively. As of December 31, 2013, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event it would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at December 31, 2013 was approximately $165.4 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities in which it has provided recourse or repurchase obligations. As of December 31, 2013, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, based upon the economic environment, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $35.8 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $7.1 million as of December 31, 2013. The $35.8 million is included in the $149.2 million of total amounts subject to recourse or repurchase obligations at December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 12—Product Warranties

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

Changes in the current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

	2013	2012
Balance at January 1	$44.3	$43.8
Current year warranty expense	27.6	29.7
Change in estimate related to pre-existing warranties	(5.0)	(5.9)
Payments made	(22.3)	(23.4)
Foreign currency effect	0.5	0.1
Balance at December 31	$45.1	$44.3

NOTE 13—Common Stock and Earnings per Share
The Company's Class A common stock is traded on the New York Stock Exchange under the ticker symbol “HY.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company's Class A common stock and Class B common stock have the same cash dividend rights per share. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2013 was 125 million shares and 35 million shares, respectively. Treasury shares of Class A common stock totaling 65,042 and 47,348 at December 31, 2013 and 2012, respectively, have been deducted from shares outstanding.
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

	2013	2012	2011
Basic weighted average shares outstanding	16.725	16.768	16.767
Dilutive effect of restricted stock awards	0.083	0.032	0.048
Diluted weighted average shares outstanding	16.808	16.800	16.815
Basic earnings per share	$6.58	$5.84	$4.93
Diluted earnings per share	$6.54	$5.83	$4.91
As a result of the distribution of one share of Class A common stock and one share of Class B common stock for each share of NACCO Class A common stock or NACCO Class B common stock on September 28, 2012, the earnings per share amounts and the weighted average shares outstanding for the Company, prior to the spin-off, have been calculated based upon doubling the relative historical basic and diluted weighted average shares outstanding of NACCO.

NOTE 14—Income Taxes
The components of income before income taxes and provision for income taxes for the years ended December 31 are as follows:

	2013	2012	2011
Income before income taxes
Domestic	$64.9	$46.6	$34.6
Foreign	62.5	58.5	66.9
	$127.4	$105.1	$101.5
Income tax provision
Current tax provision (benefit):
Federal	$19.7	$15.3	$2.8
State	2.0	1.2	0.3
Foreign	5.1	4.1	7.2
Total current	$26.8	$20.6	$10.3
Deferred tax provision (benefit):
Federal	$(0.4)	$(1.3)	$10.5
State	0.9	(7.2)	—
Foreign	(10.1)	(5.1)	(1.9)
Total deferred	$(9.6)	$(13.6)	$8.6
	$17.2	$7.0	$18.9
The Company made income tax payments of $38.1 million, $17.2 million and $15.6 million during 2013, 2012 and 2011, respectively. Income tax refunds of $3.4 million, $1.5 million and $8.0 million were received by the Company during 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

A reconciliation of the federal statutory and effective income tax rate for the year ended December 31 is as follows:

	2013	2012	2011
Income before income taxes	$127.4	$105.1	$101.5
Statutory taxes at 35.0%	$44.6	$36.8	$35.5
Valuation allowance	(12.1)	(19.7)	(9.9)
Foreign rate differences	(11.4)	(9.9)	(8.7)
Equity interest earnings	(1.2)	(1.6)	(1.9)
Unremitted foreign earnings	(1.2)	(1.1)	1.5
R&D and other federal credits	(2.4)	(0.7)	(0.7)
State income taxes	2.0	2.0	2.6
Non-deductible expenses	0.3	0.8	0.7
Tax controversy resolution	(1.8)	0.1	0.1
Other	0.4	0.3	(0.3)
Income tax provision	$17.2	$7.0	$18.9
Effective income tax rate	13.5%	6.7%	18.6%

As of December 31, 2013, the cumulative unremitted earnings of the Company's non-U.S. subsidiaries are approximately $303.3 million. The Company repatriated earnings of its European subsidiaries of $30 million and $50 million during 2013 and 2012, respectively. There were no distributions of unremitted earnings in 2011. The Company estimates that approximately $45 million to $55 million of its unremitted foreign earnings may be repatriated in the foreseeable future. As a result of this determination, the Company has provided a deferred tax liability with respect to these earnings of $7.4 million at December 31, 2013. The Company has continued to conclude that predominantly all remaining foreign earnings in excess of this amount will be indefinitely reinvested in its non-U.S. operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these permanently reinvested earnings; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.
A detailed summary of the total deferred tax assets and liabilities in the Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2013	2012
Deferred tax assets
Accrued expenses and reserves	$32.7	$30.6
Accrued pension benefits	4.9	14.3
Tax attribute carryforwards	34.9	44.3
Other employee benefits	9.6	8.2
Other	1.0	0.6
Total deferred tax assets	83.1	98.0
Less: Valuation allowance	31.7	47.1
	51.4	50.9
Deferred tax liabilities
Depreciation	8.9	7.9
Inventories	6.9	8.3
Unremitted earnings	7.4	8.2
Total deferred tax liabilities	23.2	24.4
Net deferred tax asset	$28.2	$26.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2013
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$21.4	$15.0	2014-Indefinite
State losses and credits	5.1	1.6	2014-2030
State and Non-U.S. Capital losses	8.4	8.4	2014-Indefinite
Total	$34.9	$25.0

	December 31, 2012
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$28.9	$23.2	2013-Indefinite
State losses and credits	5.7	1.1	2013-2030
State and Non-U.S. Capital losses	9.7	9.7	2014-Indefinite
Total	$44.3	$34.0
The establishment of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or other deferred tax assets in future periods. The tax net operating losses that comprise a substantial portion of the Australian deferred tax assets do not expire under local law and the U.S. state taxing jurisdictions individually can provide for a carryforward period that extends for up to 20 years.
The Company's operations emerged from a three-year cumulative loss with respect to its Australian, certain European and U.S. taxing jurisdictions during 2012. The Company evaluated all the positive and negative evidence with respect to the realization of the deferred tax assets in these taxing jurisdictions. Based upon the scheduling of deferred temporary differences, the projection of future taxable income in each taxing jurisdiction and the assessment of economic risks impacting each of these specific geographic regions, the Company determined that certain portions of both the U.S. state and Australian deferred tax assets were realizable and met the more likely than not threshold for a release of the associated valuation allowance. Accordingly, the Company released $10.7 million of its valuation allowance primarily with respect to its U.S. state and Australian deferred tax assets.

During the second quarter of 2013, the Company determined that its United Kingdom deferred tax assets met the more likely than not threshold required for realization based upon the anticipated timing of deferred temporary differences, the continuing trend of earnings, the projection of future taxable income, and the improving assessment of the economic environment affecting the Company's European operations. Accordingly, the income tax provision for the second quarter of 2013 contains a net release of valuation allowance of $12.8 million.
During both 2013 and 2012, the net valuation allowance provided against certain deferred tax assets decreased by $15.4 million. The change in the total valuation allowance in 2013 and 2012 included a net decrease in tax expense of $12.1 million and $19.7 million, respectively, and a net change in the overall U.S. dollar value of valuation allowances previously recorded in foreign currencies and amounts recorded directly in equity of a net decrease of $3.3 million in 2013 and a net increase of $4.3 million in 2012.
Based upon the review of historical earnings and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes the valuation allowances provided are appropriate. At December 31, 2013, the Company had gross net operating loss carryforwards in non-U.S. jurisdictions of $75.7 million and U.S. state jurisdictions of $84.3 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following is a reconciliation of total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the consolidated financial statements for the years ended December 31, 2013, 2012 and 2011. Approximately $5.2 million, $6.7 million and $7.7 million of these amounts as of December 31, 2013, 2012 and 2011, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from gross unrecognized tax benefits presented in the table below for 2013 and 2012 due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2013	2012	2011
Balance at January 1	$6.8	$7.7	$7.9
Additions for tax positions of prior years	0.1	0.2	0.1
Additions based on tax positions related to the current year	0.9	0.9	1.0
Reductions due to settlements with taxing authorities and the lapse of the applicable statute of limitations	(2.7)	(2.2)	(1.2)
Other changes in unrecognized tax benefits including foreign currency translation adjustments	0.2	0.2	(0.1)
Balance at December 31	$5.3	$6.8	$7.7
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recorded a net decrease of $0.1 million in interest and penalties during 2013 and no net change during 2012 and 2011. The total amount of interest and penalties accrued was $0.3 million as of December 31, 2013 and $0.4 million as of December 31, 2012 and 2011.
The Company expects the amount of unrecognized tax benefits will change within the next twelve months; however, the change in unrecognized tax benefits, which is reasonably possible within the next twelve months, is not expected to have a significant effect on the Company's financial position or results of operations. It is reasonably possible the Company will record unrecognized tax benefits within the next twelve months in the range of zero to $1.5 million resulting from the possible expiration of certain statutes of limitation and settlement of audits. If recognized, the previously unrecognized tax benefits will be recorded as discrete tax benefits in the quarter in which the items are effectively settled.
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The examination of the U.S. federal tax returns for the 2007 and 2008 tax years was completed in 2011 except for one issue that was settled favorably in the Internal Revenue Service Appeals process in November 2012. The examination of the 2009 and 2010 U.S. federal tax returns commenced in February 2012 and was completed in the first quarter of 2013 with acceptance by Joint Committee in the third quarter of 2013. The examination of the U.S. federal tax returns for the 2011 and 2012 tax years, including the post spin-off short period return for 2012, began in the third quarter of 2013 and is expected to be completed during 2014. The discussion above regarding the U.S. federal tax returns and audits reflects the impact upon the Company as a member of the consolidated federal tax return of NACCO for the 2012 tax year and prior. As a result of the spin-off, the Company filed a separate U.S. federal tax return for the period from the spin-off through December 31, 2012. The Company is currently under examination in various state and non-U.S. jurisdictions for which the statute of limitations has been extended. The Company believes these examinations are routine in nature and are not expected to result in any material tax assessments.

NOTE 15—Retirement Benefit Plans
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

During the third quarter of 2013, the Company recognized a settlement loss of $1.2 million resulting from lump-sum distributions exceeding the total projected interest cost for the plan year for one of its U.S. pension plans. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

remeasured the plan as of September 30, 2013 using a discount rate of 4.30%. An additional $0.4 million settlement loss was recognized for lump-sum distributions occurring during the fourth quarter of 2013 using a discount rate of 4.40%.
The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2013	2012	2011
United States Plans
Weighted average discount rates	4.40%	3.55%	4.30% - 4.55%
Expected long-term rate of return on assets	7.75%	7.75%	8.25%
Non-U.S. Plans
Weighted average discount rates	3.50%-4.40%	3.75% - 4.45%	4.90% - 5.00%
Rate of increase in compensation levels	2.50%-3.60%	2.50% - 3.45%	2.50% - 3.50%
Expected long-term rate of return on assets	3.50% - 7.50%	3.75% - 7.50%	5.00% - 8.00%
Each year, the assumptions used to calculate the benefit obligation are used to calculate the net periodic pension expense for the following year.
Set forth below is a detail of the net periodic pension expense for the defined benefit plans for the years ended December 31:

	2013	2012	2011
United States Plans
Service cost	$—	$—	$—
Interest cost	3.2	3.6	4.0
Expected return on plan assets	(5.5)	(5.0)	(5.0)
Amortization of actuarial loss	2.0	3.7	3.2
Amortization of prior service credit	(0.3)	(0.3)	(0.3)
Settlements	1.6	—	—
Net periodic pension expense	$1.0	$2.0	$1.9
Non-U.S. Plans
Service cost	$2.9	$2.6	$2.2
Interest cost	6.6	6.6	7.4
Expected return on plan assets	(8.9)	(8.9)	(9.1)
Amortization of actuarial loss	4.2	3.9	3.7
Amortization of prior service cost (credit)	0.8	(0.1)	(0.1)
Amortization of transition liability	0.1	0.2	0.1
Net periodic pension expense	$5.7	$4.3	$4.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31:

	2013	2012	2011
United States Plans
Current year actuarial (gain) loss	$(13.9)	$6.2	$11.7
Amortization of actuarial loss	(2.0)	(3.7)	(3.2)
Amortization of prior service credit	0.3	0.3	0.3
Settlements	(1.6)	—	—
Total recognized in other comprehensive income (loss)	$(17.2)	$2.8	$8.8
Non-U.S. Plans
Current year actuarial (gain) loss	$(6.5)	$7.4	$6.6
Amortization of actuarial loss	(4.2)	(3.9)	(3.7)
Current year prior service cost	0.7	—	—
Amortization of prior service (cost) credit	(0.8)	0.1	0.1
Amortization of transition liability	(0.1)	(0.2)	(0.1)
Total recognized in other comprehensive income (loss)	$(10.9)	$3.4	$2.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Projected benefit obligation at beginning of year	$91.4	$157.4	$85.2	$135.3
Service cost	—	2.9	—	2.6
Interest cost	3.2	6.6	3.6	6.6
Actuarial (gain) loss	(7.1)	3.0	8.7	12.6
Benefits paid	(4.1)	(7.2)	(6.1)	(6.4)
Employee contributions	—	0.7	—	0.7
Plan amendments	—	0.7	—	—
Settlements	(2.6)	—	—	—
Foreign currency exchange rate changes	—	4.2	—	6.0
Projected benefit obligation at end of year	$80.8	$168.3	$91.4	$157.4
Accumulated benefit obligation at end of year	$80.8	$162.3	$91.4	$149.6
Change in plan assets
Fair value of plan assets at beginning of year	$72.4	$128.6	$60.9	$111.7
Actual return on plan assets	12.2	18.2	7.5	14.1
Employer contributions	1.8	3.6	10.1	3.6
Employee contributions	—	0.7	—	0.7
Benefits paid	(4.1)	(7.2)	(6.1)	(6.4)
Settlements	(2.6)	—	—	—
Foreign currency exchange rate changes	—	4.1	—	4.9
Fair value of plan assets at end of year	$79.7	$148.0	$72.4	$128.6
Funded status at end of year	$(1.1)	$(20.3)	$(19.0)	$(28.8)
Amounts recognized in the balance sheets consist of:
Noncurrent assets	$1.0	$—	$—	$—
Noncurrent liabilities	(2.1)	(20.3)	(19.0)	(28.8)
	$(1.1)	$(20.3)	$(19.0)	$(28.8)
Components of accumulated other comprehensive income (loss) consist of:
Actuarial loss	$37.6	$44.1	$55.1	$54.8
Prior service credit	(1.5)	(0.1)	(1.8)	—
Transition obligation	—	0.4	—	0.5
Deferred taxes	(12.0)	(8.6)	(19.9)	(0.5)
Change in statutory tax rate	(1.2)	(3.3)	—	(10.6)
Foreign currency translation adjustment	—	—	—	(2.9)
	$22.9	$32.5	$33.4	$41.3
The transition obligation, prior service credit and actuarial loss included in accumulated other comprehensive income (loss) expected to be recognized in net periodic benefit cost in 2014 are $0.2 million (less than $0.1 million net of tax), $0.3 million ($0.2 million net of tax) and $6.4 million ($4.1 million net of tax), respectively.
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
The Company expects to contribute $3.7 million to its non-U.S. pension plans in 2014. The Company does not expect to contribute to its U.S. pension plans in 2014.
Pension benefit payments are made from assets of the pension plans. Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plans	Non-U.S. Plans
2014	$6.5	$5.7
2015	6.5	6.7
2016	6.4	6.4
2017	6.2	7.2
2018	6.3	7.2
2019 - 2023	28.9	41.8
	$60.8	$75.0
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
The following is the actual allocation percentage and target allocation percentage for the Company's U.S. pension plan assets at December 31:

	2013 Actual Allocation	2012 Actual Allocation	Target Allocation Range
U.S. equity securities	53.3%	51.7%	41.0% - 62.0%
Non-U.S. equity securities	13.1%	13.2%	10.0% - 16.0%
Fixed income securities	32.9%	34.5%	30.0% - 40.0%
Money market	0.7%	0.6%	0.0% - 10.0%
The following is the actual allocation percentage and target allocation percentage for the Company's U.K. pension plan assets at December 31:

	2013 Actual Allocation	2012 Actual Allocation	Target Allocation Range
U.K. equity securities	21.4%	35.0%	19.5% - 22.5%
Non-U.K. equity securities	49.8%	35.4%	35.5% - 62.5%
Fixed income securities	28.8%	29.6%	25.5% - 34.5%

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
The fair value of each major category of U.S. plan assets for the Company’s pension plans are valued using quoted market prices in active markets for identical assets, or Level 1 in the fair value hierarchy. The fair value of each major category of Non-U.S. plan assets for the Company’s pension plans are valued using observable inputs, either directly or indirectly, other than quoted market prices in active markets for identical assets, or Level 2 in the fair value hierarchy. Following are the values as of December 31:

	Level 1		Level 2
	2013	2012	2013	2012
U.S. equity securities	$42.5	$37.4	$22.6	$14.0
U.K. equity securities	—	—	29.0	40.8
Non-U.S., non-U.K. equity securities	10.4	9.6	44.9	27.3
Fixed income securities	26.3	25.0	51.5	46.5
Money market	0.5	0.4	—	—
Total	$79.7	$72.4	$148.0	$128.6

Defined Contribution Plans: The Company has defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. The Company generally matches employee contributions based on plan provisions. In addition, the Company has defined contribution retirement plans whereby the contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $24.4 million, $22.4 million and $19.5 million in 2013, 2012 and 2011, respectively.

NOTE 16—Business Segments
The Company’s reportable segments include the following three management units: the Americas, Europe and Asia-Pacific. Americas includes its operations in the United States, Canada, Mexico, Brazil, Latin America and its corporate headquarters. Europe includes its operations in Europe, the Middle East and Africa. Asia-Pacific includes its operations in the Asia-Pacific region including China as well as the equity earnings of SN operations. Certain amounts are allocated to these geographic management units and are included in the segment results presented below, including product development costs, corporate headquarter's expenses and certain information technology infrastructure costs. These allocations among geographic management units are determined by senior management and not directly incurred by the geographic operations. In addition, other costs are incurred directly by these geographic management units based upon the location of the manufacturing plant or sales units, including manufacturing variances, product liability, warranty and sales discounts, which may not be associated with the geographic management unit of the ultimate end user sales location where revenues and margins are reported. Therefore, the reported results of each segment cannot be considered stand-alone entities as all segments are inter-related and integrate into a single global business. See Note 1 for a discussion of the Company’s product lines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Financial information for each of the reportable segments is presented in the following table. The accounting policies of the reportable segments are described in Note 2.

	2013	2012	2011
Revenues from external customers
Americas	$1,762.3	$1,563.7	$1,573.4
Europe	695.4	677.9	751.7
Asia-Pacific	208.6	227.5	215.7
	$2,666.3	$2,469.1	$2,540.8
Gross profit
Americas	$318.1	$254.9	$247.6
Europe	115.4	118.6	110.2
Asia-Pacific	27.5	29.7	25.7
	$461.0	$403.2	$383.5
Selling, general and administrative expenses
Americas	$210.3	$179.3	$161.6
Europe	91.6	87.0	88.3
Asia-Pacific	24.8	25.2	23.6
	$326.7	$291.5	$273.5
Operating profit
Americas	$107.8	$75.6	$86.0
Europe	23.8	31.6	21.9
Asia-Pacific	2.7	4.5	2.1
	$134.3	$111.7	$110.0
Interest expense
Americas	$8.1	$11.5	$15.0
Europe	0.3	0.6	0.5
Asia-Pacific	0.6	0.3	0.3
	$9.0	$12.4	$15.8
Interest income
Americas	$(1.6)	$(1.1)	$(1.0)
Europe	—	—	(0.2)
Asia-Pacific	(0.2)	(0.4)	(0.6)
	$(1.8)	$(1.5)	$(1.8)
Other (income) expense
Americas	$(0.2)	$(4.6)	$(4.3)
Europe	1.5	1.3	1.1
Asia-Pacific	(1.6)	(1.0)	(2.3)
	$(0.3)	$(4.3)	$(5.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2013	2012	2011
Income tax provision (benefit)
Americas	$28.9	$7.0	$19.0
Europe	(11.8)	—	—
Asia-Pacific	0.1	—	(0.1)
	$17.2	$7.0	$18.9
Net income attributable to stockholders
Americas	$72.6	$62.8	$57.3
Europe	33.8	29.7	20.5
Asia-Pacific	3.6	5.5	4.8
	$110.0	$98.0	$82.6
Total assets
Americas	$654.3	$660.4	$783.2
Europe	520.0	424.3	439.7
Asia-Pacific	179.5	198.1	186.7
Eliminations	(192.5)	(218.4)	(292.6)
	$1,161.3	$1,064.4	$1,117.0
Depreciation and amortization
Americas	$17.4	$17.9	$21.6
Europe	6.2	5.9	6.1
Asia-Pacific	6.6	4.2	3.6
	$30.2	$28.0	$31.3
Capital expenditures
Americas	$24.8	$12.4	$10.4
Europe	9.8	4.3	3.9
Asia-Pacific	1.9	3.1	2.2
	$36.5	$19.8	$16.5

At December 31, 2013, 2012, and 2011, Americas' total assets included $53.1 million, $69.4 million and $87.0 million, respectively, of cash. For the same periods, Europe had $103.6 million, $63.4 million and $88.2 million, respectively, of cash. For the same periods, Asia-Pacific had $19.0 million, $18.5 million and $9.7 million, respectively, of cash.
Data By Geographic Region
No single country outside of the United States comprised 10% or more of revenues from unaffiliated customers. The “Other” category below includes Canada, Mexico, South America and Asia-Pacific. In addition, no single customer comprised 10% or more of revenues from unaffiliated customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	United States	Europe, Africa and Middle East	Other	Consolidated
2013
Revenues from unaffiliated customers, based on the customers’ location	$1,338.7	$695.5	$632.1	$2,666.3
Long-lived assets	$99.5	$40.0	$61.4	$200.9
2012
Revenues from unaffiliated customers, based on the customers’ location	$1,183.7	$678.4	$607.0	$2,469.1
Long-lived assets	$97.0	$33.8	$60.7	$191.5
2011
Revenues from unaffiliated customers, based on the customers’ location	$1,135.6	$752.2	$653.0	$2,540.8
Long-lived assets	$107.6	$34.7	$52.6	$194.9

NOTE 17—Quarterly Results of Operations (Unaudited)

A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$644.9	$659.6	$643.9	$717.9
Gross profit	$109.2	$114.3	$111.6	$125.9
Operating profit	$32.1	$35.9	$31.3	$35.0
Net income	$24.6	$36.2	$23.6	$25.8
Net income attributable to stockholders	$24.6	$36.2	$23.5	$25.7

Basic earnings per share	$1.47	$2.16	$1.41	$1.54
Diluted earnings per share	$1.47	$2.16	$1.40	$1.53

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$629.5	$602.0	$585.6	$652.0
Gross profit	$99.0	$96.9	$100.0	$107.3
Operating profit	$29.8	$24.6	$28.3	$29.0
Net income	$21.2	$19.5	$24.9	$32.5
Net income attributable to stockholders	$21.2	$19.5	$24.9	$32.4

Basic earnings per share	$1.27	$1.16	$1.48	$1.93
Diluted earnings per share	$1.26	$1.16	$1.48	$1.93
As a result of the distribution of one share of Class A Common and one share of Class B Common for each share of NACCO Class A or NACCO Class B on September 28, 2012, the earnings per share amounts for the Company, prior to the spin-off, have been calculated based upon doubling the relative historical basic and diluted weighted average shares outstanding of NACCO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 18—Equity Investments and Related Party Transactions
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
Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster® and Yale® lift trucks from dealers, and directly from the Company such that NFS could provide retail lease financing to customers for the years ended December 31, 2013, 2012 and 2011 were $417.0 million, $395.3 million and $337.3 million, respectively. Of these amounts, $81.5 million, $72.5 million and $38.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, was invoiced directly from the Company to NFS so that the customer could obtain operating lease financing from NFS. Amounts receivable from NFS at December 31, 2013 and 2012 were $4.6 million and $7.0 million, respectively.
Under the terms of the joint venture agreement with GECC, the Company provides recourse for wholesale financing provided to its dealers by NFS. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing recourse or repurchase obligations of the lift trucks purchased by customers and financed through NFS. At December 31, 2013, approximately $125.5 million of total recourse or repurchase obligations related to transactions with NFS. The Company has reserved for losses under the terms of the recourse or repurchase obligations in its consolidated financial statements. Historically, the Company has not had significant losses with respect to these obligations. During 2013, 2012 and 2011, the net losses resulting from customer defaults did not have a material impact on the results of operations or financial position.
In connection with the joint venture agreement, the Company also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that the Company would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2013, loans from GECC to NFS totaled $756.5 million. Although the Company’s contractual guarantee was $151.3 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which the Company guarantees $125.5 million. Excluding the $125.5 million of NFS receivables guaranteed by the Company from NFS’ loans to GECC, the Company’s incremental obligation as a result of this guarantee to GECC is $126.2 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, the Company is not aware of any circumstances that would cause NFS to default in future periods.
In addition to providing financing to dealers, NFS provides operating lease financing to the Company. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain customers whereby the Company sells lift trucks to NFS, leases these lift trucks back under an operating lease agreement and then subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $6.5 million and $5.0 million at December 31, 2013 and 2012, respectively. In addition, the Company provides certain subsidies to its dealers that are paid directly to NFS. Total subsidies were $1.7 million, $1.5 million and $1.4 million for 2013, 2012 and 2011, respectively.

The Company provides certain services to NFS for which it receives compensation under the terms of the joint venture agreement. The services consist primarily of administrative functions and remarketing services. Total income recorded related to these services was $15.6 million in 2013, $14.1 million in 2012 and $7.3 million in 2011.
The Company has a 50% ownership interest in SN, a limited liability company that was formed primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®- branded lift trucks and related components and service parts outside of Japan. The Company’s ownership in SN is accounted for using the equity method of accounting and is included in the Asia-Pacific segment. The Company purchases products from SN under normal trade terms based on current market prices. In 2013, 2012 and 2011, purchases from SN were $78.7 million, $86.0 million and $105.5 million, respectively. Amounts payable to SN at December 31, 2013 and 2012 were $20.8 million and $20.6 million, respectively.
The Company recognized income of $1.3 million, $1.3 million and $1.6 million for payments from SN for use of technology developed by the Company that is included in “Revenues” in the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Summarized financial information for both equity investments is as follows:

	2013	2012	2011
Statement of Operations
Revenues	$379.3	$435.3	$444.3
Gross profit	$102.2	$133.2	$126.9
Income from continuing operations	$14.4	$25.5	$23.7
Net income	$14.4	$25.5	$23.7
Balance Sheet
Current assets	$112.5	$130.8
Non-current assets	$1,033.0	$868.8
Current liabilities	$98.5	$117.8
Non-current liabilities	$944.7	$749.5
At December 31, 2013 and 2012, the investment in NFS was $9.4 million and $13.9 million, respectively, and the investment in SN was $27.3 million and $31.4 million, respectively. The investments are included in “Other Non-current Assets” in the Consolidated Balance Sheets. The Company received dividends of $6.8 million and $4.5 million from NFS in 2013 and 2012, respectively. No dividends were received from SN in 2013 and 2012.
Prior to the spin-off, NACCO charged management fees to the Company for services provided by NACCO. The management fees were based upon estimated parent company resources devoted to providing centralized services and stewardship activities and were allocated among all NACCO subsidiaries based upon the relative size and complexity of each subsidiary. NACCO management fees of $9.6 million and $9.7 million are included in selling, general and administrative expenses in 2012 and 2011, respectively.

Note 19 - Other Events and Transactions

During 2013, NACCO Materials Handling Group Brasil Ltda. (“NMHG Brasil”), an indirect, wholly-owned subsidiary of the Company, entered into an agreement with Synergy Empreendimentos E Participacoes Ltda. ("Synergy") to sell real estate and an operating facility for an aggregate purchase price of 42.5 million Brazilian reais ("R$") (approximately U.S.$19.0 million, including payments received and expected future payments at a conversion rate of U.S.$1.00 to R$2.35, as of December 31, 2013), subject to certain conditions. The sale of the land and facility is expected to be completed on July 22, 2014, or such earlier date as the parties may agree (the "Sale Date"). The proceeds from the sale of the land and facility are expected to be paid in three installments: 1) R$21,000,000 (US$9.9 million) (the "Upfront Payment"), which was received by the Company during the second quarter of 2013; 2) R$2,000,000 (approximately U.S.$0.8 million at a conversion rate of U.S.$1.00 to R$2.35, as of December 31, 2013), which will be deposited into an escrow account at the Sale Date, subject to release to NMHG Brasil upon conclusion of certain environmental remediation; and 3) R$19,500,000 (approximately U.S.$8.3 million at a conversion rate of U.S.$1.00 to R$2.35, as of December 31, 2013) on the Sale Date. The anticipated proceeds from the sale are expected to be used for a new facility in Brazil.

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

As of December 31, 2013, the net book value of the land and operating facility of NMHG Brasil was approximately $0.8 million. The first installment of $9.9 million is included on the line "Other current liabilities" as a deposit in the consolidated balance sheet as of December 31, 2013 and on the line "Other" in the Investing Activities section of the consolidated statement of cash flows. Any gain on the sale of the real estate and facility by NMHG Brasil is expected to be recorded at the time of the Sale Date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Also during 2013, NMHG Brasil entered into a construction agreement with Constructora Toda Do Brasil S/A. ("Toda"). Under the terms of the construction agreement, Toda will build a new operating facility in Itu, Brazil for NMHG Brasil for an aggregate price of R$39,500,000 (approximately U.S.$16.8 million, including payments made and expected future payments at a conversion rate of U.S. $1.00 to R$2.35, as of December 31, 2013), subject to certain conditions. The construction of the facility is expected to be completed by the end of 2014.

The construction price will be paid by NMHG Brasil in the following manner: 1) 12% of the construction price or R$4,740,000 (U.S.$2.0 million), which was paid by the Company during the fourth quarter of 2013; 2) 83% of the construction price or R$32,785,000 (approximately U.S.$14.0 million, at a conversion rate of U.S.$1.00 to R$2.35, as of December 31, 2013) as progress payments over the course of construction of the facility; and 3) 5% of the construction price or R$1,975,000 (approximately U.S.$0.8 million at a conversion rate of U.S.$1.00 to R$2.35, as of December 31, 2013) upon completion of the facility and permitted occupancy by NMHG Brasil. Any payments made after July 31, 2014 are subject to adjustment pursuant to an inflation factor consistent with increases in the Construction National Cost Index (INCC-M/FGV), as provided by Getúlio Vargas Foundation for the period from August 1, 2013 until July 31, 2014. In certain circumstances, the Agreement can be terminated by either NMHG Brasil or Toda.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2013, 2012 AND 2011

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe (B)	Deductions — Describe		Balance at End of Period (D)
(In millions)
2013
Reserves deducted from asset accounts:
Allowance for doubtful accounts (C)	$15.9	$3.9	$0.5	$4.9	(A)	$15.4
2012
Reserves deducted from asset accounts:
Allowance for doubtful accounts (C)	$12.0	$4.9	$0.2	$1.2	(A)	$15.9
2011
Reserves deducted from asset accounts:
Allowance for doubtful accounts (C)	$9.9	$4.6	$(0.2)	$2.3	(A)	$12.0

(A)	Write-offs, net of recoveries.

(B)	Foreign currency translation adjustments and other.

(C)	Includes allowance of receivables classified as long-term of $5.2 million, $5.0 million and $4.9 million in 2013, 2012 and 2011, respectively.

(D)	Balances which are not required to be presented and those which are immaterial have been omitted.

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

10.3
Amendment No. 1, effective April 1, 2013, to the Transition Services Agreement, dated as of September 28, 2012, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling, Inc. is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, Commission File Number 000-54799.

10.4
Amendment No. 2, effective July 1, 2013, to the Transition Services Agreement, dated as of September 28, 2012, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling, Inc. is incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, Commission File Number 000-54799.

10.5
Tax Allocation Agreement, dated September 28, 2012, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling, Inc. is incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated October 4, 2012, Commission File Number 1-35646.

10.6
Stockholders' Agreement, dated as of September 28, 2012, by and among the Participating Stockholders (as defined therein), Hyster-Yale Materials Handling, Inc. and the Depository (as defined therein) is incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, dated October 4, 2012, Commission File No. 1-35646.

10.7
First Amendment to Stockholders' Agreement, dated as of December 31, 2012, by and among the Depository, Hyster-Yale Materials Handling, Inc., the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale Materials Handling, Inc. and the Participating Stockholders is incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2013, Commission File Number 000-54799.

10.8
Second Amendment to Stockholders' Agreement, dated as of January 18, 2013, by and among the Depository, Hyster-Yale Materials Handling, Inc., the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale Materials Handling, Inc. and the Participating Stockholders is incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2013, Commission File Number 000-54799.

10.9*
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

10.11*
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

10.14*
Hyster-Yale Materials Handling, Inc. Non-Employee Directors' Equity Compensation Plan is incorporated by reference to Exhibit 10.69 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File Number 333-182388.

10.15*
Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2013) is incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2013, Commission File Number 000-54799.

10.16*
NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated as of March 1, 2012) is incorporated by reference to NACCO's Definitive Proxy Statement, filed by NACCO on March 16, 2012, Commission File Number 1-9172.

10.17*
Form Award Agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated as of March 1, 2012) is incorporated by reference to Exhibit 10.2 to NACCO's Current Report on Form 8-K, dated May 9, 2012, Commission File Number 1-9172.

10.18*
The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated April 24, 2009) is incorporated by reference to Exhibit 10.1 to NACCO’s Quarterly Report on Form 10-Q, dated May 5, 2009, Commission File Number 1-9172.

10.19*
Amendment No. 1 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated Effective April 24, 2009) is incorporated by reference to Exhibit 10.86 to NACCO's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission File Number 1-9172.

10.20*
Amendment No. 2 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated Effective as of April 24, 2009) is incorporated by reference to Exhibit 10.5 to NACCO's Quarterly Report on Form 10-Q, filed by NACCO on May 5, 2010, Commission File Number 1-9172.

10.21*
Amendment No. 3 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated Effective as of April 24, 2009) is incorporated by reference to Exhibit 10.18 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File No. 333-182388.

10.22*
The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective as of January 1, 2014), is incorporated by reference to Exhibit 10.1 to Hyster-Yale Materials Handling, Inc.'s Current Report dated January 28, 2014, Commission File Number 000-54799.

10.23*
NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2013) (incorporated by reference to Appendix B to Hyster-Yale Materials Handling, Inc.'s Definitive Proxy Statement, filed with the Securities and Exchange Commission on March 18, 2013, Commission File No. 000-54799).

10.24*
The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (Amended and Restated Effective as of January 1, 2014), is incorporated by reference to Exhibit 10.2 to Hyster-Yale Materials Handling, Inc.'s Current Report dated January 28, 2014, Commission File Number 000-54799.

10.25*
The NACCO Materials Handling Group, Inc. 2010 Annual Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to NACCO's Current Report on Form 8-K, dated March 30, 2010, Commission File Number 1-9172.

10.26*
The NACCO Materials Handling Group, Inc. 2011 Annual Incentive Compensation Plan is incorporated by reference to Exhibit 10.2 to NACCO's Current Report on Form 8-K, dated March 9, 2011, Commission File Number 1-9172.

10.27*
NACCO Materials Handling, Group Inc. Annual Incentive Compensation Plan (Amended and Restated Effective March 1, 2013) (incorporated by reference to Appendix A to Hyster-Yale Materials Handling, Inc.'s Definitive Proxy Statement, filed with the Securities and Exchange Commission on March 18, 2013, Commission File No. 000-54799).

10.28*
The NACCO Materials Handling Group, Inc. Excess Retirement Plan (Effective January 1, 2012) is incorporated by reference to Exhibit 10.1 to NACCO’s Current Report on Form 8-K, dated November 16, 2011, Commission File Number 1-9172.

10.29*
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

10.33*
Offer Letter, dated January 13, 2006, between Ralf A. Mock and NACCO Materials Handling Group is incorporated herein by reference to Exhibit 10.29 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1, dated June 28, 2012, Commission File No. 333-182388.

10.34*
Amendment, dated as of January 1, 1994, to the Third Amendment and Restated Operating Agreement dated as of November 7, 1991, between NACCO Materials Handling Group and AT&T Commercial Finance Corporation is incorporated by reference to Exhibit 10(c) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 33-28812.

10.35
Equity joint venture contract, dated November 27, 1997, between Shanghai Perfect Jinqiao United Development Company Ltd., People’s Republic of China, NACCO Materials Handling Group, Inc., USA, and Sumitomo-Yale Company Ltd., Japan is incorporated by reference to Exhibit 10.3 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.36
First Amended and Restated Recourse and Indemnity Agreement, dated November 21, 2013, by and among General Electric Capital Corporation, NMHG Financial Services, Inc, and NACCO Materials Handling Group, Inc. is attached hereto.

10.37	Second Amended and Restated Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc., dated November 21, 2013 is attached hereto.
10.38
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

10.40	Guaranty Agreement, dated November 21, 2013, by Hyster-Yale Materials Handling, Inc. to General Electric Capital Corporation is attached hereto.
10.41	Guaranty Agreement, dated November 21, 2013, by NACCO Materials Handling Group, Inc. to General Electric Capital Corporation is attached hereto.
10.42
Amendment No. 1 to the International Operating Agreement, dated as of October 21, 1998 is incorporated by reference to Exhibit 10.8 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.43
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

10.48
Letter Agreement, dated December 15, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, dated February 18, 2005, Commission File Number 333-89248.

10.49
Letter Agreement, dated February 14, 2005, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated by reference to Exhibit 10.2 to NMHG Holding Co.’s Current Report on Form 8-K, dated February 18, 2005, Commission File Number 333-89248.

10.50
Letter Agreement, dated March 28, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated by reference to Exhibit 10.1 to NACCO’s Current Report on Form 8-K, dated April 1, 2005, Commission File Number 1-9172.

10.51
Letter Agreement, dated May 31, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated by reference to Exhibit 10.1 to NACCO’s Current Report on Form 8-K, dated June 6, 2005, Commission File Number 1-9172.

10.52
Amendment No. 5, dated September 29, 2005, to the International Operating Agreement between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, dated October 4, 2005, Commission File Number 333-89248.

10.53
Amendment No. 7, effective as of July 1, 2008, to the International Operating Agreement, dated as of April 15, 1998, by and between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation, is incorporated by reference to Exhibit 10.2 to NACCO’s Current Report on Form 8-K, dated August 1, 2008, Commission File Number 1-9172.

10.54
Amendment No. 2, effective as of July 1, 2008, to the Recourse and Indemnity Agreement, dated as of October 21, 1998, by and among NACCO Materials Handling Group, Inc., NMHG Financial Services, Inc. and General Electric Capital Corporation, is incorporated by reference to Exhibit 10.3 to NACCO’s Current Report on Form 8-K, dated August 1, 2008, Commission File Number 1-9172.

10.55
Letter Agreement executed October 15, 2008 by and between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated by reference to Exhibit 10.1 to NACCO’s Current Report on Form 8-K, dated October 20, 2008, Commission File Number 1-9172.

10.56
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

10.57
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

10.58
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

10.59
Amendment No. 3 dated August 31, 2012 to the Second Amended and Restated Credit Agreement, dated as of June 30, 2010, by and among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., NMH International B.V., N.M.H. Holding B.V., the financial institutions from time to time party hereto as Lenders, the financial institutions from time to time as Issuing Banks, Wells Fargo Capital Finance, Inc., as Documentation Agent, Bank of America, N.A., as Syndication Agent, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and as Joint Bookrunners is incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2013, Commission File Number 000-54799.

10.60
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

10.61
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

10.62
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

10.63
Operating Agreement, dated July 31, 1979, among Eaton Corporation and Sumitomo Heavy Industries, Ltd. is incorporated by reference to Exhibit 10.2 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.64
Loan, Security and Guaranty Agreement dated as of December 18, 2013 among Hyster-Yale Materials Handling, Inc. and NACCO Materials Handling Group, Inc., as U.S. Borrowers, NACCO Materials Handling B.V., N.M.H. International B.V. and N.M.H. Holding B.V., as Dutch Borrowers, NACCO Materials Handling Limited, as UK Borrower, any other Borrowers party thereto from time to time and certain Persons party thereto from time to time as Guarantors, certain financial institutions, as Lenders, Bank of America, N.A., as Administrative Agent and Security Trustee, Merrill Lynch, Pierce, Fenner & Smith Incorporated and CitiGroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers and CitiBank, N.A., as Syndication Agent is attached hereto.

10.65
Commitment Agreement for the Purchase and Sale of Real Estate and Other Covenants, dated May 23, 2013, by and between NACCO Materials Handling Group Brasil Ltda. and Synergy Empreendimentos E Participacoes Ltda.
is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, Commission File Number 000-54799.

10.66
Amendment to the Commitment Agreement for the Purchase and Sale of Real Estate and Other Covenants, dated May 23, 2013, by and between NACCO Materials Handling Group Brasil Ltda. and Synergy Empreendimentos E Participacoes Ltda. is incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, Commission File Number 000-54799.

10.67
Letter Agreement, dated August 1, 2013, between Synergy Empreendimentos E Participacoes Ltda. and NACCO Materials Handling Group Brasil Ltda. Amending the Commitment Agreement for the Purchase and Sale of Real Estate and Other Covenants is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, Commission File Number 000-54799.

10.68	Construction Agreement, dated October 31, 2013, between NACCO Materials Handling Group Brasil Ltda. and Constructora Toda Do Brasil S/A is attached hereto.
(21) Subsidiaries. A list of the subsidiaries of the Company is attached hereto.
(23) Consents of experts and counsel.

23.1	Consents of experts and counsel.

(24) Powers of Attorney.

24.1	A copy of a power of attorney for John C. Butler Jr. is attached hereto.
24.2	A copy of a power of attorney for Carolyn Corvi is attached hereto.
24.3	A copy of a power of attorney for John P. Jumper is attached hereto.
24.4	A copy of a power of attorney for Dennis W. LaBarre is attached hereto.
24.5	A copy of a power of attorney for F. Joseph Loughrey is attached hereto.
24.6	A copy of a power of attorney for Claiborne R. Rankin is attached hereto.
24.7	A copy of a power of attorney for Michael E. Shannon is attached hereto.
24.8	A copy of a power of attorney for John M. Stropki is attached hereto.
24.9	A copy of a power of attorney for Britton T. Taplin is attached hereto.
24.10	A copy of a power of attorney for Eugene Wong is attached hereto.
(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto.
31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto.
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