Form 10-Q
period 2014-03-31
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2014-04-30
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at April 25, 2014: 12,844,157
Number of shares of Class B Common Stock outstanding at April 25, 2014: 3,983,259

HYSTER-YALE MATERIALS HANDLING, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2014	DECEMBER 31 2013
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$107.3	$175.7
Accounts receivable, net	363.1	359.3
Inventories, net	360.1	330.6
Deferred income taxes	15.7	18.0
Prepaid expenses and other	39.9	38.0
Total Current Assets	886.1	921.6
Property, Plant and Equipment, Net	164.3	164.2
Long-term Deferred Income Taxes	9.6	10.2
Investment in Unconsolidated Affiliates	38.2	36.7
Other Non-current Assets	29.7	28.6
Total Assets	$1,127.9	$1,161.3
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$350.2	$340.3
Accounts payable, affiliate	19.0	20.8
Revolving credit facilities	5.7	39.0
Current maturities of long-term debt	21.0	23.8
Accrued payroll	32.5	57.3
Accrued warranty obligations	28.9	28.9
Other current liabilities	102.3	99.7
Total Current Liabilities	559.6	609.8
Long-term Debt	6.3	6.7
Self-insurance Liabilities	19.9	20.6
Pension and other Postretirement Obligations	24.7	25.4
Other Long-term Liabilities	45.7	47.9
Total Liabilities	656.2	710.4
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 12,829,331 shares outstanding (2013 - 12,689,454 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,995,893 shares outstanding (2013 - 4,024,630 shares outstanding)	0.1	0.1
Capital in excess of par value	320.6	320.6
Treasury stock	(4.7)	(3.4)
Retained earnings	206.3	188.4
Accumulated other comprehensive loss	(51.8)	(56.0)
Total Stockholders' Equity	470.6	449.8
Noncontrolling Interest	1.1	1.1
Total Equity	471.7	450.9
Total Liabilities and Equity	$1,127.9	$1,161.3

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2014	2013
	(In millions, except per share data)
Revenues	$676.0	$644.9
Cost of sales	564.3	535.7
Gross Profit	111.7	109.2
Operating Expenses
Selling, general and administrative expenses	80.1	77.1
Operating Profit	31.6	32.1
Other (income) expense
Interest expense	0.9	2.5
Income from unconsolidated affiliates	(1.2)	(0.9)
Other	0.3	(0.2)
	—	1.4
Income Before Income Taxes	31.6	30.7
Income tax provision	9.5	6.1
Net Income Attributable to Stockholders	$22.1	$24.6

Basic Earnings per Share	$1.32	$1.47
Diluted Earnings per Share	$1.31	$1.47

Dividends per Share	$0.2500	$0.2500

Basic Weighted Average Shares Outstanding	16.770	16.747
Diluted Weighted Average Shares Outstanding	16.863	16.780

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED
	MARCH 31
	2014	2013
	(In millions)
Net Income	$22.1	$24.6
Other comprehensive income (loss)
Foreign currency translation adjustment	2.8	(3.7)
Current period cash flow hedging activity	(0.1)	(2.2)
Reclassification of hedging activities into earnings	0.3	0.5
Reclassification of pension into earnings	1.2	1.3
Comprehensive Income Attributable to Stockholders	$26.3	$20.5

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2014	2013
	(In millions)
Operating Activities
Net income	$22.1	$24.6
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	7.5	7.5
Amortization of deferred financing fees	0.3	0.5
Deferred income taxes	0.8	(1.3)
Stock-based compensation	2.2	2.3
Dividends from unconsolidated affiliates	—	6.8
Other non-current liabilities	2.2	1.2
Other	(2.8)	(2.4)
Working capital changes:
Accounts receivable	(0.1)	(42.8)
Inventories	(26.0)	(2.0)
Other current assets	(5.5)	(3.4)
Accounts payable	6.9	30.6
Other current liabilities	(24.5)	(21.2)
Net cash provided by (used for) operating activities	(16.9)	0.4

Investing Activities
Expenditures for property, plant and equipment	(4.9)	(9.0)
Capital contributions to unconsolidated affiliates	(0.6)	—
Net cash used for investing activities	(5.5)	(9.0)

Financing Activities
Additions to long-term debt	5.7	7.5
Reductions of long-term debt	(10.3)	(13.4)
Net change to revolving credit agreements	(33.5)	—
Cash dividends paid	(4.2)	(4.2)
Purchase of treasury stock	(3.5)	(0.1)
Net cash used for financing activities	(45.8)	(10.2)

Effect of exchange rate changes on cash	(0.2)	(1.4)

Cash and Cash Equivalents
Decrease for the period	(68.4)	(20.2)
Balance at the beginning of the period	175.7	151.3
Balance at the end of the period	$107.3	$131.1

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In millions)
Balance, January 1, 2013	$0.1	$0.1	$(2.2)	$308.2	$95.1	$13.2	$1.5	$(74.7)	$341.3	$0.9	$342.2
Stock-based compensation	—	—	—	0.8	—	—	—	—	0.8	—	0.8
Stock issued under stock compensation plans	—	—	1.4	0.1	—	—	—	—	1.5	—	1.5
Purchase of treasury stock	—	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Net income attributable to stockholders	—	—	—	—	24.6	—	—	—	24.6	—	24.6
Cash dividends on Class A and Class B common stock: $0.25 per share	—	—	—		(4.2)	—	—	—	(4.2)	—	(4.2)
Current period other comprehensive income (loss)	—	—	—	—	—	(3.7)	(2.2)	—	(5.9)	—	(5.9)
Reclassification adjustment to net income	—	—	—	—	—	—	0.5	1.3	1.8	—	1.8
Balance, March 31, 2013	$0.1	$0.1	$(0.9)	$309.1	$115.5	$9.5	$(0.2)	$(73.4)	$359.8	$0.9	$360.7

Balance, January 1, 2014	$0.1	$0.1	$(3.4)	$320.6	$188.4	$1.3	$(1.9)	$(55.4)	$449.8	$1.1	$450.9
Stock-based compensation	—	—	—	2.2	—	—	—	—	2.2	—	2.2
Stock issued under stock compensation plans	—	—	2.2	(2.2)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(3.5)	—	—	—	—	—	(3.5)	—	(3.5)
Net income attributable to stockholders	—	—	—	—	22.1	—	—	—	22.1	—	22.1
Cash dividends on Class A and Class B common stock: $0.25 per share	—	—	—	—	(4.2)	—	—	—	(4.2)	—	(4.2)
Current period other comprehensive income (loss)	—	—	—	—	—	2.8	(0.1)	—	2.7	—	2.7
Reclassification adjustment to net income	—	—	—	—	—	—	0.3	1.2	1.5	—	1.5
Balance, March 31, 2014	$0.1	$0.1	$(4.7)	$320.6	$206.3	$4.1	$(1.7)	$(54.2)	$470.6	$1.1	$471.7

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Hyster-Yale Materials Handling, Inc., a Delaware corporation, and subsidiaries (“Hyster-Yale” or the “Company”). The unaudited condensed consolidated financial statements include the accounts of Hyster-Yale's wholly-owned domestic and international subsidiaries. Also included is Shanghai Hyster Forklift Ltd., a 75%-owned joint venture in China. All intercompany accounts and transactions among the consolidated companies are eliminated in consolidation.

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2014 and the results of its operations for the three months ended March 31, 2014 and 2013 and the results of its cash flows and changes in equity for the three months ended March 31, 2014 and 2013 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying unaudited condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.

Note 2—Recently Issued Accounting Standards

Accounting Standards Adopted in 2014:

In February 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on joint and several liability arrangements, which was effective for the Company as of January 1, 2014. The guidance provides for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date and for which no other specific guidance in U.S. generally accepted accounting principles exists. The Company adopted the guidance on January 1, 2014 and the adoption of this guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

In March 2013, the FASB issued authoritative guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity, which was effective for the Company as of January 1, 2014. The guidance clarifies the accounting treatment for cumulative translation adjustments when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, an equity method investment that is a foreign entity and an equity method investment that is not a foreign entity. In addition, the guidance clarifies the attributes of a sale of an investment in a foreign entity. The Company adopted the guidance on January 1, 2014 and the adoption of this guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

In July 2013, the FASB issued authoritative guidance on unrecognized tax benefits, which was effective for the Company as of January 1, 2014. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. The Company adopted the guidance on January 1, 2014 and the adoption of this guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

Accounting Standards Not Yet Adopted:

In April 2014, the FASB issued authoritative guidance on discontinued operations, which is effective for the Company on January 1, 2015. The guidance changes the criteria for reporting discontinued operations to only those disposals which represent a strategic shift in operations. In addition, the new guidance requires expanded disclosures about discontinued operations, including pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The Company is currently evaluating the effect the adoption of the guidance will have on its financial position, results of operations, cash flows and related disclosures.

Reclassifications: Certain amounts in the prior periods' unaudited condensed consolidated financial statements have been reclassified to conform to the current period's presentation.

Note 3—Reclassifications from OCI

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") for the three months ended March 31, 2014 and 2013 as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI		Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED
	MARCH 31
	2014	2013
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$(0.3)	$0.1	Cost of sales
Total before tax	(0.3)	0.1	Income before income taxes
Tax (expense) benefit	—	(0.6)	Income tax provision
Net of tax	$(0.3)	$(0.5)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(1.7)	$(1.5)	(a)
Prior service credit	0.1	0.1	(a)
Transition liability	—	(0.1)	(a)
Total before tax	(1.6)	(1.5)	Income before income taxes
Tax (expense) benefit	0.4	0.2	Income tax provision
Net of tax	$(1.2)	$(1.3)	Net income

Total reclassifications for the period	$(1.5)	$(1.8)

(a) These OCI components are included in the computation of net pension cost (see Note 10 for additional details).

Note 4—Inventories

Inventories are summarized as follows:

	MARCH 31 2014	DECEMBER 31 2013
Finished goods and service parts	$201.4	$178.4
Raw materials and work in process	209.8	203.3
Total manufactured inventories	411.2	381.7
LIFO reserve	(51.1)	(51.1)
	$360.1	$330.6

The cost of certain manufactured inventories, including service parts, has been determined using the last-in-first-out (“LIFO”) method. At March 31, 2014 and December 31, 2013, 49% and 52%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

Note 5—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At March 31, 2014, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $21.6 million. At December 31, 2013, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $58.2 million.

Derivative Financial Instruments

The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. The Company offsets fair value amounts related to foreign currency exchange contracts executed with the same counterparty. These contracts hedge firm commitments and forecasted transactions relating to cash flows associated with sales and purchases denominated in currencies other than its functional currencies. Changes in the fair value of forward foreign currency exchange contracts that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the unaudited condensed consolidated statements of operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in cost of sales. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and is also generally recognized in cost of sales. Certain of the Company's forward foreign currency contracts are designated as net investment hedges of the Company's net investment in its foreign subsidiaries. For derivative instruments that were designated and qualified as a hedge of a net investment in foreign currency, the gain or loss was reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective, with the related amounts due to or from counterparties included in other liabilities or other assets. The Company utilizes the forward-rate method of assessing hedge effectiveness. Any ineffective portion of net investment hedges would be recognized in the unaudited condensed consolidated statement of operations in the same period as the change.

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

The Company periodically enters into foreign currency exchange contracts that do not meet the criteria for hedge accounting. These derivatives are used to reduce the Company's exposure to foreign currency risk related to forecasted purchase or sales transactions or forecasted intercompany cash payments or settlements. Gains and losses on these derivatives are included on the line “Other” in the "Other (income) expense" section of the unaudited condensed consolidated statements of operations.

Cash flows from hedging activities are reported in the unaudited condensed consolidated statements of cash flows with the same classification as the hedged item, generally as a component of cash flows from operations.

The Company measures its derivatives at fair value on a recurring basis using significant observable inputs. This valuation methodology is Level 2 as defined in the fair value hierarchy. The Company uses a present value technique that incorporates the yield curves, foreign currency spot rates and foreign currency forward rates to value its derivatives, including its interest rate swap agreements and foreign currency exchange contracts, and also incorporates the effect of the Company's and its counterparties' credit risk into the valuation.

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $447.7 million at March 31, 2014, primarily denominated in euros, Japanese yen, British pounds, Swedish kroner, Mexican pesos, Brazilian real and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $484.1 million at December 31, 2013, primarily denominated in euros, Japanese yen, British pounds, Swedish kroner, Mexican pesos, Brazilian real and Australian dollars. The fair value of these contracts approximated a net liability of $3.8 million and $2.1 million at March 31, 2014 and December 31, 2013, respectively. The fair value of all net investment hedges was a net liability of $0.3 million at December 31, 2013.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next twenty-four months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2014, $2.5 million of the amount included in OCI is expected to be reclassified as a loss into the unaudited condensed consolidated statement of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: At March 31, 2014, the Company had interest rate swap agreements that are expected to hedge interest payments on its future three-month LIBOR borrowings. These contracts begin on December 31, 2014 and extend to December 31, 2018 for a notional amount of $100.0 million. The fair value of interest rate swap agreements was a net asset of $1.9 million at March 31, 2014 and $2.4 million at December 31, 2013. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2014, $0.3 million of the amount included in OCI is expected to be reclassified as expense into the unaudited condensed consolidated statement of operations over the next twelve months, as cash payments are made in accordance with interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract at March 31, 2014 and December 31, 2013 as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	MARCH 31 2014	DECEMBER 31 2013	Balance Sheet Location	MARCH 31 2014	DECEMBER 31 2013
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$0.3	$—
Long-term	Other non-current assets	2.2	2.4	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.3	0.4	Prepaid expenses and other	0.5	—
	Other current liabilities	1.8	2.7	Other current liabilities	4.3	5.7
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	0.3	0.7
Net Investment Hedges
Foreign currency exchange contracts
Current	Other current liabilities	—	—	Other current liabilities	—	0.3
Total derivatives designated as hedging instruments		$4.3	$5.5		$5.4	$6.7
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	1.6	4.1	Prepaid expenses and other	0.3	2.0
	Other current liabilities	0.7	0.3	Other current liabilities	2.8	1.2
Total derivatives not designated as hedging instruments		$2.3	$4.4		$3.1	$3.2
Total derivatives		$6.6	$9.9		$8.5	$9.9

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty at March 31, 2014 and December 31, 2013 as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of March 31, 2014				Derivative Liabilities as of March 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$2.2	$(0.3)	$1.9	$1.9	$0.3	$(0.3)	$—	$—
Foreign currency exchange contracts	1.1	(1.1)	—	—	4.9	(1.1)	3.8	3.8
Total derivatives	$3.3	$(1.4)	$1.9	$1.9	$5.2	$(1.4)	$3.8	$3.8

	Derivative Assets as of December 31, 2013				Derivative Liabilities as of December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$2.4	$—	$2.4	$2.4	$—	$—	$—	$—
Foreign currency exchange contracts	2.5	(2.5)	—	—	4.6	(2.5)	2.1	2.1
Total cash flow hedges	$4.9	$(2.5)	$2.4	$2.4	$4.6	$(2.5)	$2.1	$2.1
Net Investment Hedges
Foreign currency exchange contracts	$—	$—	$—	$—	$0.3	$—	$0.3	$0.3
Total derivatives	$4.9	$(2.5)	$2.4	$2.4	$4.9	$(2.5)	$2.4	$2.4

The following table summarizes the pre-tax impact of derivative instruments for the three months ended March 31, 2014 and 2013 as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	THREE MONTHS			THREE MONTHS			THREE MONTHS
Derivatives designated as hedging instruments	2014	2013		2014	2013		2014	2013
Cash Flow Hedges
Interest rate swap agreements	$(0.5)	$0.4	Interest expense	$—	$—	N/A	$—	$—
Foreign currency exchange contracts	0.2	(4.2)	Cost of sales	(0.3)	0.1	N/A	—	—
	$(0.3)	$(3.8)		$(0.3)	$0.1		$—	$—
Net Investment Hedges
Foreign currency exchange contracts	$0.4	$—	N/A	$—	$—	N/A	$—	$—
Total	$0.1	$(3.8)		$(0.3)	$0.1		$—	$—

							Amount of Gain or (Loss) Recognized in Income on Derivative
							THREE MONTHS
Derivatives Not Designated as Hedging Instruments						Location of Gain or (Loss) Recognized in Income on Derivative	2014	2013
Cash Flow Hedges
Foreign currency exchange contracts						Other	$(2.9)	$(2.4)
Total							$(2.9)	$(2.4)

Note 6—Equity Investments

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

The Company's percentage share of the net income or loss from its equity investments in NFS and SN is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” section of the unaudited condensed consolidated statements of operations. The Company's equity investments are included on the line “Investment in Unconsolidated Affiliates” in the unaudited condensed consolidated balance sheets. At March 31, 2014 and December 31, 2013, the Company's investment in NFS was $10.7 million and $9.4 million, respectively, and the Company's investment in SN was $27.5 million and $27.3 million, respectively.

Summarized financial information for these two equity investments is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2014	2013
Revenues	$75.9	$85.5
Gross profit	$22.0	$21.6
Income from continuing operations	$4.4	$3.2
Net income	$4.4	$3.2

Note 7— Contingencies

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

Note 8— Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at March 31, 2014 and December 31, 2013 were $149.5 million and $149.2 million, respectively. As of March 31, 2014, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at March 31, 2014 was approximately $166.0 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of March 31, 2014, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $37.5 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $8.1 million as of March 31, 2014. The $37.5 million is included in the $149.5 million of total amounts subject to recourse or repurchase obligations at March 31, 2014.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within GECC may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through NFS. At March 31, 2014, approximately $125.6 million of the Company's total recourse or repurchase obligations of $149.5 million related to transactions with NFS. In addition, in connection with the joint venture agreement, the Company also provides a guarantee to GECC for 20% of NFS' debt with GECC, such that the Company would become liable under the terms of NFS' debt agreements with GECC in the case of default by NFS. At March 31, 2014, the amount of NFS' debt guaranteed by the Company was $157.0 million. NFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause NFS to default in future periods.

Note 9—Product Warranties

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2014
Balance at January 1	$45.1
Current year warranty expense	8.5
Change in estimate related to pre-existing warranties	(1.2)
Payments made	(6.9)
Foreign currency effect	0.2
Balance at March 31	$45.7

Note 10—Retirement Benefit Plans

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

The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013 that it expected to contribute approximately $3.7 million to its non-U.S. pension plans in 2014. The Company now expects to contribute approximately $8.5 million to its non-U.S. pension plans in 2014.

The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2014	2013
U.S. Pension
Service cost	$—	$—
Interest cost	0.8	0.8
Expected return on plan assets	(1.4)	(1.4)
Amortization of actuarial loss	0.4	0.5
Amortization of prior service credit	(0.1)	(0.1)
Total	$(0.3)	$(0.2)
Non-U.S. Pension
Service cost	$0.6	$0.7
Interest cost	1.8	1.6
Expected return on plan assets	(2.5)	(2.2)
Amortization of actuarial loss	1.3	1.0
Amortization of transition liability	—	0.1
Total	$1.2	$1.2

Note 11—Business Segments

The Company’s reportable segments include the following three management units: the Americas, Europe and Asia-Pacific. Americas includes operations in the United States, Canada, Mexico, Brazil, Latin America and the corporate headquarters. Europe includes operations in Europe, the Middle East and Africa. Asia-Pacific includes operations in the Asia-Pacific region including China, as well as the equity earnings of SN operations. Certain amounts are allocated to these geographic management units and are included in the segment results presented below, including product development costs, corporate headquarter's expenses and certain information technology infrastructure costs. These allocations among geographic management units are determined by senior management and not directly incurred by the geographic operations. In addition, other costs are incurred directly by these geographic management units based upon the location of the manufacturing plant or sales units, including manufacturing variances, product liability, warranty and sales discounts, which may not be associated with the geographic management unit of the ultimate end user sales location where revenues and margins are reported. Therefore, the reported results of each segment cannot be considered stand-alone entities as all segments are inter-related and integrate into a single global business.

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED
	MARCH 31
	2014	2013
Revenues from external customers
Americas	$456.9	$418.5
Europe	169.0	174.6
Asia-Pacific	50.1	51.8
	$676.0	$644.9
Gross profit
Americas	$76.0	$74.2
Europe	30.0	27.1
Asia-Pacific	5.7	7.9
	$111.7	$109.2
Operating profit (loss)
Americas	$25.7	$24.7
Europe	6.3	5.7
Asia-Pacific	(0.4)	1.7
	$31.6	$32.1
Net income attributable to stockholders
Americas	$17.2	$18.9
Europe	5.0	4.0
Asia-Pacific	(0.1)	1.7
	$22.1	$24.6

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of Critical Accounting Policies and Estimates as disclosed on pages 13 through 15 in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Critical Accounting Policies and Estimates have not materially changed since December 31, 2013.

FINANCIAL REVIEW

The results of operations for the Company were as follows for the three months ended March 31:

			Favorable / (Unfavorable)
	THREE MONTHS
	2014	2013	% Change
Unit Shipments (in thousands)
Americas	13.4	13.2	1.5%
Europe	5.6	6.2	(9.7)%
Asia-Pacific	1.6	1.4	14.3%
	20.6	20.8	(1.0)%
Revenues
Americas	$456.9	$418.5	9.2%
Europe	169.0	174.6	(3.2)%
Asia-Pacific	50.1	51.8	(3.3)%
	$676.0	$644.9	4.8%
Gross profit
Americas	$76.0	$74.2	2.4%
Europe	30.0	27.1	10.7%
Asia-Pacific	5.7	7.9	(27.8)%
	$111.7	$109.2	2.3%
Operating profit (loss)
Americas	$25.7	$24.7	4.0%
Europe	6.3	5.7	10.5%
Asia-Pacific	(0.4)	1.7	(123.5)%
	$31.6	$32.1	(1.6)%
Interest expense	$0.9	$2.5	64.0%
Other income	$(0.9)	$(1.1)	(18.2)%
Net income attributable to stockholders	$22.1	$24.6	(10.2)%
Diluted earnings per share	$1.31	$1.47	(10.9)%
Effective income tax rate	30.1%	19.9%

First Quarter of 2014 Compared with First Quarter of 2013

The following table identifies the components of change in revenues for the first quarter of 2014 compared with the first quarter of 2013:

Revenues
2013	$644.9
Increase (decrease) in 2014 from:
Unit volume and product mix	15.6
Other	7.9
Unit price	7.2
Parts	5.3
Foreign currency	(4.9)
2014	$676.0

Revenues increased 4.8% to $676.0 million in the first quarter of 2014 from $644.9 million in the first quarter of 2013. The improvement was primarily due to an increase in sales of higher-priced lift trucks in all market segments, the favorable effect of unit price increases implemented in 2013, primarily in the Americas mainly to offset the impact of weakness in the Brazilian real, and an increase in fleet services and parts volume in the Americas. The revenue increase was partially offset by a slight decrease in unit volume and unfavorable currency movements. Lower unit volume was the result of fewer unit shipments in

Europe, which more than offset unit shipment increases in the Americas and Asia-Pacific. Unfavorable currency movements in the first quarter of 2014 compared with the first quarter of 2013 resulted from the weakening of the Brazilian real and Australian dollar, which was partially mitigated by the strengthening of the euro against the U.S. dollar. Worldwide new unit shipments decreased in the first quarter of 2014 to 20,641 units from shipments of 20,756 units in the first quarter of 2013.

The following table identifies the components of change in operating profit for the first quarter of 2014 compared with the first quarter of 2013:

Operating Profit
2013	$32.1
Increase (decrease) in 2014 from:
Foreign currency	(3.9)
Other selling, general and administrative expenses	(3.2)
Gross profit	6.6
2014	$31.6

The Company recognized operating profit of $31.6 million in the first quarter of 2014 compared with $32.1 million in the first quarter of 2013 and operating margin of 4.7% in the first quarter of 2014 compared with 5.0% in the first quarter of 2013. A substantial increase in gross profit was more than offset by unfavorable foreign currency movements, the majority of which related to the sales and purchases of products in foreign currencies which are included in gross profit, and higher selling, general and administrative expenses.  Gross profit improved primarily from the favorable effect of price increases, an increase in parts volume and lower material costs, partially offset by a shift in sales mix to lower-margin units, all mainly in the Americas.  The increase in selling, general and administrative expenses primarily resulted from increased headcount in marketing and engineering to support the Company's five strategic initiatives.

The Company recognized net income attributable to stockholders of $22.1 million in the first quarter of 2014 compared with $24.6 million in the first quarter of 2013. The decrease was primarily the result of higher income tax expense resulting from a higher effective income tax rate and the absence of favorable tax adjustments from changes in certain U.S. and foreign tax laws recognized in the first quarter of 2013, as well as the factors affecting operating profit. The decrease in net income attributable to stockholders was partially offset by lower interest expense due to lower debt outstanding and lower interest rates on outstanding debt during the first quarter of 2014 compared with the first quarter of 2013 under the new revolving credit agreement that was entered into in December 2013.

Backlog

As of March 31, 2014, the Company's backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks was approximately 28,900 units, or approximately $715 million, of which substantially all is expected to be sold during fiscal 2014. This compares with the backlog as of March 31, 2013 of approximately 27,500 units, or approximately $684 million, and the backlog as of December 31, 2013 of approximately 28,200 units, or approximately $717 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2014	2013	Change
Operating activities:
Net income	$22.1	$24.6	$(2.5)
Depreciation and amortization	7.5	7.5	—
Dividends from unconsolidated affiliates	—	6.8	(6.8)
Other	2.7	0.3	2.4
Working capital changes	(49.2)	(38.8)	(10.4)
Net cash provided by (used for) operating activities	(16.9)	0.4	(17.3)

Investing activities:
Expenditures for property, plant and equipment	(4.9)	(9.0)	4.1
Capital contributions to unconsolidated affiliates	(0.6)	—	(0.6)
Net cash used for investing activities	(5.5)	(9.0)	3.5

Cash flow before financing activities	$(22.4)	$(8.6)	$(13.8)

Net cash provided by (used for) operating activities decreased $17.3 million in the first three months of 2014 compared with the first three months of 2013. The decrease was primarily a result of the change in working capital and the non-recurrence of dividends received from an unconsolidated affiliate in 2013.  The change in working capital was mainly attributable to a larger increase in inventory and a smaller increase in accounts payable during the first three months of 2014 compared with the first three months of 2013. This was partially offset by a minimal change in accounts receivable in the first quarter of 2014 compared with a significant increase in accounts receivable during the first three months of 2013, primarily resulting from higher unit volumes and a shift in sales to customers with longer payment terms in 2013. The increase in inventory during the first three months of 2014 was mainly attributable to lower than anticipated unit volume in Europe. A change in the timing of payments made to suppliers in 2013 resulted in a larger increase in accounts payable during the first three months of 2013 compared with a smaller increase in accounts payable on more consistent payment terms during the first three months of 2014.

Net cash used for investing activities decreased primarily as a result of lower expenditures for property, plant and equipment, mainly in Brazil.

	2014	2013	Change
Financing activities:
Net reductions of long-term debt and revolving credit agreements	$(38.1)	$(5.9)	$(32.2)
Cash dividends paid	(4.2)	(4.2)	—
Purchase of treasury stock	(3.5)	(0.1)	(3.4)
Net cash used for financing activities	$(45.8)	$(10.2)	$(35.6)

The increase in net cash used for financing activities during the first three months of 2014 compared with the first three months of 2013 was primarily the result of repaying borrowings outstanding as of December 31, 2013 under the Company's revolving credit facilities.

Financing Activities

The Company has a $220.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in December 2018. There were no borrowings outstanding under the Facility at March 31, 2014. The excess availability under the Facility at March 31, 2014 was $213.3 million, which reflects reductions of $6.7 million for letters of credit. The Facility consists of a U.S. revolving credit facility of $120.0 million and a non-U.S. revolving credit facility of $100.0 million. The Facility can be increased up to $320.0 million over the term of the agreement in minimum increments of $25.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Facility was $540 million as of March 31, 2014.

Borrowings bear interest at a floating rate that can be a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective March 31, 2014, for U.S. domestic base rate loans and LIBOR loans were 0.75% and 1.75%, respectively. The applicable margins, effective March 31, 2014, for foreign base rate loans and LIBOR loans was 1.75%. The interest rate under the Facility on March 31, 2014 was 1.875% and 2.00%, respectively, for the U.S. and non-U.S. facility including the applicable floating rate margin. The Facility also requires the payment of a fee of 0.375% per annum on the unused commitment as of March 31, 2014.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the borrowers subject to certain thresholds, as defined in the Facility and limits the payment of dividends. If the minimum availability threshold, as defined in the Facility, is greater than fifteen percent for both total and U.S. revolving credit facilities, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the Facility, is greater than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than 10 percent of the domestic revolver commitments, as defined in the Facility. At March 31, 2014, the Company was in compliance with the covenants in the Facility.

In addition to the amount outstanding under the Facility, the Company had borrowings of approximately $21.6 million of other debt at March 31, 2014. In addition to the excess availability under the Facility, at March 31, 2014, the Company had remaining availability of $28.5 million related to other foreign revolving credit agreements.

The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in December 2018.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2013, there have been no significant changes in the total amount of the Company's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on pages 23 and 24 in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Capital Expenditures

Expenditures for property, plant and equipment were $4.9 million during the first three months of 2014. Capital expenditures are estimated to be an additional $55.4 million for the remainder of 2014. Planned expenditures for the remainder of 2014 are primarily for a new facility in Brazil, improvements at manufacturing locations, product development and improvements to information technology infrastructure. The principal sources of financing for these capital expenditures are expected to be internally generated funds, bank borrowings and the anticipated proceeds from the sale of the current Brazil facility.

Capital Structure

The Company's capital structure is presented below:

	MARCH 31 2014	DECEMBER 31 2013	Change
Cash and cash equivalents	$107.3	$175.7	$(68.4)
Other net tangible assets	397.4	344.7	52.7
Net assets	504.7	520.4	(15.7)
Total debt	(33.0)	(69.5)	36.5
Total equity	$471.7	$450.9	$20.8
Debt to total capitalization	7%	13%	(6)%

OUTLOOK

The global market for forklift trucks is expected to grow moderately in all major global regions in the remainder of 2014 compared with 2013, although strength in certain developed western markets is expected to be partially offset by some weakening in the developing markets. As a result of this anticipated market growth, combined with expected increases in market share and a strong ending backlog, the Company anticipates an overall increase in unit shipments and parts volumes in 2014 compared with 2013. The majority of this increase is expected to come from the Americas, with smaller increases in the Asia-Pacific unit shipments. Due to current political and economic uncertainties in Eastern Europe and new dealer transitions, an increase in 2014 European shipments appears less likely than had previously been anticipated.

The Company expects material costs in 2014 to increase slightly compared with 2013. Although commodity costs have remained stable over the past few quarters, these markets, particularly steel, remain volatile and sensitive to changes in the global economy. The Company will continue to monitor economic conditions, currency movements and the resulting effects on costs and pricing, and will take appropriate pricing actions, if necessary.

While sales are expected to increase moderately in 2014 compared with 2013, the Company expects to generate an increase in operating profit, excluding the anticipated gain on the sale of the Company's current Brazil plant, in excess of the rate of sales increase, with a decrease in the first half of 2014 compared with 2013 that is expected to be more than offset by improvements in the second half of 2014. The favorable effect of anticipated increased unit volumes resulting from the Company's strategic initiatives, increased parts volumes and product enhancements are all expected to contribute to this improvement. In addition, because it is not anticipated that the market price of the Company's stock will increase at the rate experienced in 2013, lower estimated equity incentive compensation is expected to contribute to the improved operating profit. These favorable items are expected to be partially offset by the full year impact of marketing and employee costs associated with the investments in strategic initiatives that were made over the course of 2013 and by unfavorable foreign currency movements in the Americas and Asia-Pacific. After excluding the estimated pre-tax gain from the sale of the Company's Brazil plant in 2014 and after excluding the $12.8 million valuation allowance release taken in 2013, net income in 2014 is expected to improve moderately compared with 2013. The effect of improved operating profit as well as lower interest expense due to lower debt outstanding and lower interest rates under its new revolving credit agreement are expected to be partially offset by a higher expected effective income tax rate. The higher effective income tax rate in 2014 is expected to result primarily from the effect of higher United Kingdom income taxes due to the 2013 valuation allowance release, combined with an anticipated increase in income in the Americas operations, which have a higher tax rate.

Full year 2014 operating profit results, excluding the anticipated gain on sale of the Brazil plant, are expected to improve minimally in the Americas segment, which includes the North America, Latin America and Brazil markets, with anticipated increases in unit and parts margins largely offset by unfavorable foreign currency movement from an expected strong euro and slight material cost increases. Operating profit in the Europe segment, which includes the Middle East and Africa markets, is expected to increase in 2014 compared with 2013 due to anticipated benefits of the current strength of the euro and slightly lower material costs. These improvements are expected to be partially offset by the full year effect of marketing and employee costs, which gradually increased throughout 2013. Asia-Pacific results for 2014 are expected to be lower partially due to the weakness of the Australian dollar and weaker industry demand in Australia despite the favorable effect of expected increased volume.

Cash flow before financing activities for 2014 is expected to decrease from 2013 primarily due to an increase in capital expenditures, largely driven by the construction of a new plant in Brazil. These capital expenditures will be partially offset by the final cash payment which is expected to be received in mid-2014 when the sale of the current facility is expected to be finalized.

The Company remains focused on gaining market share over time, as well as on improving margins in its internal combustion engine business, through the execution of its five strategic initiatives: (1) understanding customer needs at the product and aftermarket levels in order to create and provide a full range of differentiated product and service solutions for specific industry applications, (2) offering the lowest cost of ownership by utilizing the Company's understanding of customers' major cost drivers and developing solutions that consistently lower cost of ownership and create a differentiated competitive position, (3) enhancing independent distribution by implementing programs aimed at broadening account coverage of the market, expanding the number of dual-brand dealers, and ensuring dealer excellence in all areas of the world, (4) improving the Company's warehouse market position through enhancing dealer and customer support, adding products, increasing incentives, and implementing programs to increase focus on key customers, and (5) expanding in Asian markets by offering products aimed at the needs of these markets, enhancing distribution excellence and focusing on strategic alliances with local partners in China, India and Japan.

To meet the specific application needs of its customers, the Company is focusing on developing utility, standard and premium products. To this end, development programs are underway for its electric-rider, warehouse, internal combustion engine (ICE) and big truck product lines. The Company is in the process of launching a new premium spark-ignited engine for the 2 to 3.5 ton cushion and pneumatic internal combustion engine trucks as part of the 2014 Model Year program. This new 2.5 liter engine is expected to improve productivity and fuel economy together with using new software controls to better match the truck’s performance to a given customer application. The 2014 Model Year program is also expected to include the introduction of dual hydraulic tanks on the 4 to 5.5 ton internal combustion engine cushion trucks. It is anticipated that this feature will significantly reduce the working temperature of the hydraulic system leading to improved reliability and lower cost of ownership for customers. The Company has started production of a 4,500 pound heavy duty pedestrian pallet truck at its Greenville, North Carolina plant. Over time this platform is also expected to be produced in other regions to maximize design and component commonality.

In the second half of 2014, the Company will continue with its model year updates for the Electric Rider platform and expects to introduce its Tier IV Final diesel emission solutions for Big Truck models. As stated previously, the model year programs will keep the Company's platforms soundly positioned in the market over time. Further, new platforms are expected to be developed and launched over the next few years based on longer-term segment needs or technological change opportunities.

In mid-2011, the Company introduced into certain Latin American markets a UTILEV®_branded 1 to 3.5 ton ICE pneumatic tire lift truck model to meet the needs of lower-intensity users. This UTILEV®-branded utility lift truck was gradually introduced into global markets during 2012. During 2013, the Company expanded the UTILEV®-branded series of lift trucks by introducing a 1 to 3 ton ICE cushion tire truck in North America and a 3-wheel electric rider truck globally. The UTILEV®-branded series of lift trucks is expected to continue to gain market position in 2014.

The Company offers one model of the standard ICE lift truck for medium-duty applications in both pneumatic and cushion tires for both Hyster® and Yale®. The Company expects to launch additional trucks in the standard ICE model series in future years.

All of these new products and upgraded products, including the new Reach Truck and new Big Truck models introduced in late 2013, are expected to help increase market share, to improve revenues and to enhance operating margins. In addition, stricter diesel emission regulations for new trucks began to go into effect in 2011 and will be fully in effect by 2015 in certain global markets. The Company has launched and expects to continue to launch lift truck series over this period that will meet these new emission requirements.

EFFECTS OF FOREIGN CURRENCY

The Company operates internationally and enters into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating profit and net income are addressed in the previous discussions of operating results. See also Item 3, "Quantitative and Qualitative Disclosures About Market Risk,” in Part I of this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) reduction in demand for lift trucks and related aftermarket parts and service on a global basis, (2) the ability of dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (3) the political and economic uncertainties in Eastern Europe, (4) customer acceptance of pricing, (5) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (6) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which the Company operates and/or sells products, (7) delays in manufacturing and delivery schedules, (8) bankruptcy of or loss of major dealers, retail customers or suppliers, (9) customer acceptance of, changes in the costs of, or delays in the development of new products, (10) introduction of new products by, or more favorable product pricing offered by, competitors, (11) product liability or other litigation, warranty claims or returns of products, (12) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (13) changes mandated by federal, state and other regulation, including health, safety or environmental legislation, (14) delays in or increased costs associated with the Brazil plant construction, and (15) delays in or cancellation of the sale of the existing Brazil facility and land.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 28, F-12, F-13 and F-18 through F-21 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Company's derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2013.

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

Changes in internal control over financial reporting: During the first quarter of 2014, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A    Risk Factors
There have been no material changes from risk factors previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 in the section entitled “Risk Factors.”

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
Month #1 (January 1 to 31, 2014)	—	$—	—	$44,840,863
Month #2 (February 1 to 28, 2014)	40,674	$86.81	—	$44,840,863
Month #3 (March 1 to 31, 2014)	—	$—	—	$44,840,863
Total	40,674	$86.81	—	$44,840,863

(1)	Consists of shares of Class A common stock surrendered to the Company by certain executives to satisfy tax withholding obligations on restricted stock issued under the Company's long-term equity plan.

(2)
On December 7, 2012, the Company announced that the Company's Board of Directors approved the repurchase of up to $50.0 million of the Company's outstanding Class A common stock. The timing and amount of any repurchases will be determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A common stock. The share repurchase program does not require the Company to acquire any specific number of shares but it is limited to a maximum number of shares not to exceed ten percent of all Class A and Class B common stock outstanding. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and will be executed through open market purchases. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of March 31, 2014, the Company had repurchased 103,619 shares of Class A common stock for $5.2 million under this program.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
Not applicable

Item 5    Other Information
None

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 27 of this Quarterly Report on Form 10-Q for the period ended March 31, 2014.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.

Date:	April 30, 2014	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1
First Amendment to Loan, Security and Guaranty Agreement dated as of March 31, 2014 among Hyster-Yale Materials Handling, Inc. and NACCO Materials Handling Group, Inc., NACCO Materials Handling B.V., N.M.H. International B.V. and N.M.H. Holding B.V., NACCO Materials Handling Limited, the Persons party thereto as Guarantors, the Lenders signatory thereto, and Bank of America, N.A., as Administrative Agent

10.2
NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective as of January 1, 2014) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 29, 2014, Commission File No. 000-54799)

10.3
NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (Amended and Restated Effective as of January 1, 2014) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 29, 2014, Commission File No. 000-54799)

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