Form 10-Q
period 2014-09-30
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2014-10-29
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at October 24, 2014: 12,293,809
Number of shares of Class B Common Stock outstanding at October 24, 2014: 3,966,715

HYSTER-YALE MATERIALS HANDLING, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2014	DECEMBER 31 2013
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$97.9	$175.7
Accounts receivable, net	371.2	359.3
Inventories, net	364.9	330.6
Deferred income taxes	17.3	18.0
Prepaid expenses and other	36.9	38.0
Total Current Assets	888.2	921.6
Property, Plant and Equipment, Net	171.4	164.2
Long-term Deferred Income Taxes	6.7	10.2
Investment in Unconsolidated Affiliates	42.7	36.7
Other Non-current Assets	28.4	28.6
Total Assets	$1,137.4	$1,161.3
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$350.7	$340.3
Accounts payable, affiliate	18.1	20.8
Revolving credit facilities	7.3	39.0
Current maturities of long-term debt	22.2	23.8
Accrued payroll	46.7	57.3
Accrued warranty obligations	31.3	28.9
Other current liabilities	97.5	99.7
Total Current Liabilities	573.8	609.8
Long-term Debt	8.8	6.7
Self-insurance Liabilities	18.6	20.6
Pension and other Postretirement Obligations	17.6	25.4
Other Long-term Liabilities	46.1	47.9
Total Liabilities	664.9	710.4
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 12,451,529 shares outstanding (2013 - 12,689,454 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,968,017 shares outstanding (2013 - 4,024,630 shares outstanding)	0.1	0.1
Capital in excess of par value	322.3	320.6
Treasury stock	(37.8)	(3.4)
Retained earnings	258.4	188.4
Accumulated other comprehensive loss	(71.9)	(56.0)
Total Stockholders' Equity	471.2	449.8
Noncontrolling Interest	1.3	1.1
Total Equity	472.5	450.9
Total Liabilities and Equity	$1,137.4	$1,161.3

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2014	2013	2014	2013
	(In millions, except per share data)
Revenues	$695.8	$643.9	$2,056.5	$1,948.4
Cost of sales	584.5	532.3	1,726.2	1,613.3
Gross Profit	111.3	111.6	330.3	335.1
Operating Expenses
Selling, general and administrative expenses	75.1	80.3	232.5	235.8
Gain on sale of assets	(0.1)	—	(17.8)	—
Operating Profit	36.3	31.3	115.6	99.3
Other (income) expense
Interest expense	1.6	2.4	3.3	7.2
Income from unconsolidated affiliates	(1.5)	(1.0)	(4.1)	(2.5)
Other	(0.7)	(0.3)	(0.8)	(0.8)
	(0.6)	1.1	(1.6)	3.9
Income Before Income Taxes	36.9	30.2	117.2	95.4
Income tax provision	8.4	6.6	33.6	11.0
Net Income	28.5	23.6	83.6	84.4
Net income attributable to noncontrolling interest	(0.1)	(0.1)	(0.2)	(0.1)
Net Income Attributable to Stockholders	$28.4	$23.5	$83.4	$84.3

Basic Earnings per Share	$1.71	$1.41	$4.99	$5.04
Diluted Earnings per Share	$1.70	$1.40	$4.97	$5.02

Dividends per Share	$0.2750	$0.2500	$0.8000	$0.7500

Basic Weighted Average Shares Outstanding	16.617	16.711	16.717	16.728
Diluted Weighted Average Shares Outstanding	16.667	16.804	16.782	16.792

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2014	2013	2014	2013
	(In millions)
Net Income	$28.5	$23.6	$83.6	$84.4
Other comprehensive income (loss)
Foreign currency translation adjustment	(25.6)	4.1	(22.4)	(9.9)
Current period cash flow hedging activity	1.1	(0.4)	1.5	(3.5)
Reclassification of hedging activities into earnings	1.2	0.7	2.1	2.3
Current period pension adjustment	(0.4)	3.3	(0.4)	3.3
Reclassification of pension into earnings	1.0	0.6	3.3	3.3
Comprehensive Income	$5.8	$31.9	$67.7	$79.9
Other comprehensive income (loss) attributable to noncontrolling interest
Net income attributable to noncontrolling interest	(0.1)	(0.1)	(0.2)	(0.1)
Comprehensive Income Attributable to Stockholders	$5.7	$31.8	$67.5	$79.8

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2014	2013
	(In millions)
Operating Activities
Net income	$83.6	$84.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.4	22.4
Amortization of deferred financing fees	0.9	1.5
Deferred income taxes	4.3	(9.5)
Gain on sale of assets	(17.8)	—
Stock-based compensation	4.1	9.7
Dividends from unconsolidated affiliates	—	6.8
Other non-current liabilities	(0.9)	3.4
Other	(3.3)	3.8
Working capital changes:
Accounts receivable	(23.2)	(42.4)
Inventories	(46.0)	(17.2)
Other current assets	1.3	1.0
Accounts payable	19.2	34.8
Other current liabilities	(3.4)	(9.9)
Net cash provided by operating activities	41.2	88.8

Investing Activities
Expenditures for property, plant and equipment	(31.9)	(23.6)
Proceeds from the sale of assets	8.4	0.2
Other	(0.7)	9.9
Net cash used for investing activities	(24.2)	(13.5)

Financing Activities
Additions to long-term debt	22.1	22.5
Reductions of long-term debt	(28.9)	(56.8)
Net change to revolving credit agreements	(31.3)	6.7
Cash dividends paid	(13.4)	(12.6)
Purchase of treasury stock	(36.8)	(3.0)
Other	(0.2)	—
Net cash used for financing activities	(88.5)	(43.2)

Effect of exchange rate changes on cash	(6.3)	1.3

Cash and Cash Equivalents
Increase (decrease) for the period	(77.8)	33.4
Balance at the beginning of the period	175.7	151.3
Balance at the end of the period	$97.9	$184.7

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In millions)
Balance, January 1, 2013	$0.1	$0.1	$(2.2)	$308.2	$95.1	$13.2	$1.5	$(74.7)	$341.3	$0.9	$342.2
Stock-based compensation	—	—	—	9.7	—	—	—	—	9.7	—	9.7
Stock issued under stock compensation plans	—	—	1.7	(1.7)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(3.0)	—	—	—	—	—	(3.0)	—	(3.0)
Net income attributable to stockholders	—	—	—	—	84.3	—	—	—	84.3	—	84.3
Cash dividends on Class A and Class B common stock: $0.75 per share	—	—	—		(12.6)	—	—	—	(12.6)	—	(12.6)
Current period other comprehensive income (loss)	—	—	—	—	—	(9.9)	(3.5)	3.3	(10.1)	—	(10.1)
Reclassification adjustment to net income	—	—	—	—	—	—	2.3	3.3	5.6	—	5.6
Net loss attributable to noncontrolling interest	—	—		—	—	—	—	—	—	0.1	0.1
Balance, September 30, 2013	$0.1	$0.1	$(3.5)	$316.2	$166.8	$3.3	$0.3	$(68.1)	$415.2	$1.0	$416.2

Balance, January 1, 2014	$0.1	$0.1	$(3.4)	$320.6	$188.4	$1.3	$(1.9)	$(55.4)	$449.8	$1.1	$450.9
Stock-based compensation	—	—	—	4.1	—	—	—	—	4.1	—	4.1
Stock issued under stock compensation plans	—	—	2.4	(2.4)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(36.8)	—	—	—	—	—	(36.8)	—	(36.8)
Net income attributable to stockholders	—	—	—	—	83.4	—	—	—	83.4	—	83.4
Cash dividends on Class A and Class B common stock: $0.80 per share	—	—	—	—	(13.4)	—	—	—	(13.4)	—	(13.4)
Current period other comprehensive income (loss)	—	—	—	—	—	(22.4)	1.5	(0.4)	(21.3)	—	(21.3)
Reclassification adjustment to net income	—	—	—	—	—	—	2.1	3.3	5.4	—	5.4
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	0.2	0.2
Balance, September 30, 2014	$0.1	$0.1	$(37.8)	$322.3	$258.4	$(21.1)	$1.7	$(52.5)	$471.2	$1.3	$472.5

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2014 and the results of its operations for the three and nine months ended September 30, 2014 and 2013 and the results of its cash flows and changes in equity for the nine months ended September 30, 2014 and 2013 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

In August 2014, the FASB issued authoritative guidance on the presentation of the financial statements, which is effective for the Company for the year ending December 31, 2016. The guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued. The Company does not expect the adoption of the guidance to have a material effect on its financial position, results of operations, cash flows or related disclosures.

Reclassifications: Certain amounts in the prior periods' unaudited condensed consolidated financial statements have been reclassified to conform to the current period's presentation.

Note 3—Reclassifications from OCI

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") for the three and nine months ended September 30, 2014 and 2013 as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI				Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2014	2013	2014	2013
Gain (loss) on cash flow hedges:
Interest rate contracts	$—	$—	$0.8	$—	Other
Foreign exchange contracts	(2.3)	(0.1)	(3.9)	(1.2)	Cost of sales
Total before tax	(2.3)	(0.1)	(3.1)	(1.2)	Income before income taxes
Tax (expense) benefit	1.1	(0.6)	1.0	(1.1)	Income tax provision
Net of tax	$(1.2)	$(0.7)	$(2.1)	$(2.3)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(1.4)	$(1.5)	$(4.6)	$(4.6)	(a)
Prior service credit	0.1	—	0.2	0.2	(a)
Transition liability	(0.1)	—	(0.1)	(0.1)	(a)
Total before tax	(1.4)	(1.5)	(4.5)	(4.5)	Income before income taxes
Tax benefit	0.4	0.9	1.2	1.2	Income tax provision
Net of tax	$(1.0)	$(0.6)	$(3.3)	$(3.3)	Net income

Total reclassifications for the period	$(2.2)	$(1.3)	$(5.4)	$(5.6)

(a) These OCI components are included in the computation of net pension cost (see Note 11 for additional details).

Note 4—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2014	DECEMBER 31 2013
Finished goods and service parts	$196.2	$178.4
Raw materials and work in process	219.4	203.3
Total manufactured inventories	415.6	381.7
LIFO reserve	(50.7)	(51.1)
Total inventory	$364.9	$330.6

The cost of certain manufactured inventories, including service parts, has been determined using the last-in-first-out (“LIFO”) method. At both September 30, 2014 and December 31, 2013, 52% of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

Note 5—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At September 30, 2014, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $24.4 million. At December 31, 2013, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $58.2 million.

Derivative Financial Instruments

The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. The Company offsets fair value amounts related to foreign currency exchange contracts executed with the same counterparty. These contracts hedge firm commitments and forecasted transactions relating to cash flows associated with sales and purchases denominated in currencies other than its functional currencies. Changes in the fair value of forward foreign currency exchange contracts that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the unaudited condensed consolidated statements of operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in cost of sales. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and is also generally recognized in cost of sales. Certain of the Company's forward foreign currency contracts were designated as net investment hedges of the Company's net investment in its foreign subsidiaries. For derivative instruments that were designated and qualified as a hedge of a net investment in foreign currency, the gain or loss was reported in other comprehensive income as part of the cumulative translation adjustment to the extent it was effective, with the related amounts due to or from counterparties included in other liabilities or other assets. The Company utilizes the forward-rate method of assessing hedge effectiveness. Any ineffective portion of net investment hedges would be recognized in the unaudited condensed consolidated statement of operations in the same period as the change.

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

The Company periodically enters into foreign currency exchange contracts that do not meet the criteria for hedge accounting. These derivatives are used to reduce the Company's exposure to foreign currency risk related to forecasted purchase or sales transactions or forecasted intercompany cash payments or settlements. Gains and losses on these derivatives are generally recognized in cost of sales.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $483.9 million at September 30, 2014, primarily denominated in euros, Japanese yen, Swedish kroner, British pounds, Mexican pesos, Brazilian real and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $484.1 million at December 31, 2013, primarily denominated in euros, Japanese yen, British pounds, Swedish kroner, Mexican pesos, Brazilian real and Australian dollars. The fair value of these contracts approximated a net liability of $0.7 million and $2.1 million at September 30, 2014 and December 31, 2013, respectively. The fair value of all net investment hedges was a net liability of $0.3 million at December 31, 2013.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next twenty-four months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2014, $0.5 million of the amount included in OCI is expected to be reclassified as a loss into the unaudited condensed consolidated statement of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: During the second quarter of 2014, the Company determined that the hedged forecasted transactions associated with its interest rate swap agreements were probable of not occurring. As such, the Company recognized a gain of $0.8 million in the second quarter of 2014 related to the ineffectiveness of these contracts, which begin on December 31, 2014 and extend to December 31, 2018, for a notional amount of $100.0 million. The fair value of interest rate swap agreements was a net asset of $1.4 million at September 30, 2014 and $2.4 million at December 31, 2013.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract at September 30, 2014 and December 31, 2013 as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	SEPTEMBER 30 2014	DECEMBER 31 2013	Balance Sheet Location	SEPTEMBER 30 2014	DECEMBER 31 2013
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$—	$—
Long-term	Other non-current assets	—	2.4	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	3.6	0.4	Prepaid expenses and other	1.1	—
	Other current liabilities	3.4	2.7	Other current liabilities	6.4	5.7
Long-term	Other long-term assets	1.4	—	Other long-term liabilities	0.3	0.7
Net Investment Hedges
Foreign currency exchange contracts
Current	Other current liabilities	—	—	Other current liabilities	—	0.3
Total derivatives designated as hedging instruments		$8.4	$5.5		$7.8	$6.7
Derivatives not designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$0.7	$—
Long-term	Other non-current assets	2.1	—	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	2.9	4.1	Prepaid expenses and other	1.7	2.0
	Other current liabilities	1.2	0.3	Other current liabilities	3.7	1.2
Total derivatives not designated as hedging instruments		$6.2	$4.4		$6.1	$3.2
Total derivatives		$14.6	$9.9		$13.9	$9.9

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty at September 30, 2014 and December 31, 2013 as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of September 30, 2014				Derivative Liabilities as of September 30, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$2.1	$(0.7)	$1.4	$1.4	$0.7	$(0.7)	$—	$—
Foreign currency exchange contracts	5.1	(5.1)	—	—	5.8	(5.1)	0.7	0.7
Total derivatives	$7.2	$(5.8)	$1.4	$1.4	$6.5	$(5.8)	$0.7	$0.7

	Derivative Assets as of December 31, 2013				Derivative Liabilities as of December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$2.4	$—	$2.4	$2.4	$—	$—	$—	$—
Foreign currency exchange contracts	2.5	(2.5)	—	—	4.6	(2.5)	2.1	2.1
Total cash flow hedges	$4.9	$(2.5)	$2.4	$2.4	$4.6	$(2.5)	$2.1	$2.1
Net Investment Hedges
Foreign currency exchange contracts	$—	$—	$—	$—	$0.3	$—	$0.3	$0.3
Total derivatives	$4.9	$(2.5)	$2.4	$2.4	$4.9	$(2.5)	$2.4	$2.4

The following table summarizes the pre-tax impact of derivative instruments for the three and nine months ended September 30, 2014 and 2013 as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	THREE MONTHS		NINE MONTHS			THREE MONTHS		NINE MONTHS			THREE MONTHS		NINE MONTHS
Derivatives designated as hedging instruments	2014	2013	2014	2013		2014	2013	2014	2013		2014	2013	2014	2013
Cash Flow Hedges
Interest rate swap agreements	$—	$(0.6)	$(1.6)	$2.4	Interest expense	$—	$—	$—	$—	Other	$—	$—	$0.8	$—
Foreign currency exchange contracts	(1.4)	0.9	0.5	(5.7)	Cost of sales	(2.3)	(0.1)	(3.9)	(1.2)	Cost of sales	0.1	—	—	—
	$(1.4)	$0.3	$(1.1)	$(3.3)		$(2.3)	$(0.1)	$(3.9)	$(1.2)		$0.1	$—	$0.8	$—
Net Investment Hedges
Foreign currency exchange contracts	$—	$—	$0.4	$—	N/A	$—	$—	$—	$—	N/A	$—	$—	$—	$—
Total	$(1.4)	$0.3	$(0.7)	$(3.3)		$(2.3)	$(0.1)	$(3.9)	$(1.2)		$0.1	$—	$0.8	$—

											Amount of Gain or (Loss) Recognized in Income on Derivative
											THREE MONTHS		NINE MONTHS
Derivatives Not Designated as Hedging Instruments										Location of Gain or (Loss) Recognized in Income on Derivative	2014	2013	2014	2013
Cash Flow Hedges
Interest rate swap agreements										Other	$0.6	$—	$0.6	$—
Foreign currency exchange contracts										Cost of sales	(0.9)	(1.1)	(5.7)	(1.7)
Total											$(0.3)	$(1.1)	$(5.1)	$(1.7)

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

The Company's percentage share of the net income or loss from its equity investments in NFS and SN is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” section of the unaudited condensed consolidated statements of operations. The Company's equity investments are included on the line “Investment in Unconsolidated Affiliates” in the unaudited condensed consolidated balance sheets. At September 30, 2014 and December 31, 2013, the Company's investment in NFS was $12.6 million and $9.4 million, respectively. The Company's investment in SN was $30.1 million and $27.3 million at September 30, 2014 and December 31, 2013, respectively.

Summarized financial information for these two equity investments is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2014	2013	2014	2013
Revenues	$84.7	$118.5	$254.9	$257.5
Gross profit	$27.0	$32.7	$78.3	$71.0
Income from continuing operations	$5.9	$4.1	$15.9	$10.5
Net income	$5.9	$4.1	$15.9	$10.5

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

Note 8— Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at September 30, 2014 and December 31, 2013 were $169.7 million and $149.2 million, respectively. As of September 30, 2014, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at September 30, 2014 was approximately $186.5 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of September 30, 2014, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $38.6 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $7.2 million as of September 30, 2014. The $38.6 million is included in the $169.7 million of total amounts subject to recourse or repurchase obligations at September 30, 2014.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within GECC may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through NFS. At September 30, 2014, approximately $147.4 million of the Company's total recourse or repurchase obligations of $169.7 million related to transactions with NFS. In connection with the joint venture agreement, the Company also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that the Company would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At September 30, 2014, loans from GECC to NFS totaled $801.7 million. Although the Company’s contractual guarantee was $160.3 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which the Company guarantees $147.4 million. Excluding the NFS receivables guaranteed by the Company from NFS’ loans to GECC, the Company’s incremental obligation as a result of this guarantee to GECC is $137.1 million, which is secured by 20% of NFS' customer receivables and other secured assets of $189.7 million. NFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause NFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at September 30, 2014:

	NFS	Total
Total recourse or repurchase obligations	$147.4	$169.7
Less: exposure limited for certain dealers	38.6	38.6
Plus: 7.5% of original loan balance	7.2	7.2
	116.0	138.3
Incremental obligation related to guarantee to GECC	137.1	137.1
Total exposure related to guarantees	$253.1	$275.4

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2014
Balance at January 1	$45.1
Current year warranty expense	25.3
Change in estimate related to pre-existing warranties	(2.1)
Payments made	(19.6)
Foreign currency effect	(1.0)
Balance at September 30	$47.7

Note 10—Income Taxes

The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter's year-to-date pre-tax income or loss. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company's annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the
Company's ability to use tax credits, net operating loss carryforwards and capital loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates and certain circumstances with respect to valuation allowances or the tax effect of other unusual or non-recurring transactions or adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated effective annual income tax rate.

A reconciliation of the consolidated federal statutory and effective income tax is as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2014	2013	2014	2013
Income before income taxes	$36.9	$30.2	$117.2	$95.4
Gain on sale of Brazil plant	—	—	17.7	—
	$36.9	$30.2	$99.5	$95.4
Statutory taxes at 35%	$12.9	$10.6	$34.8	$33.4
Permanent adjustments:
Foreign rate differences	(3.5)	(2.6)	(7.8)	(8.2)
Federal tax credits	—	(0.3)	—	(0.8)
State income taxes	0.9	0.7	2.1	2.1
Other	(0.2)	(0.3)	(0.9)	(0.3)
	$(2.8)	$(2.5)	$(6.6)	$(7.2)
Discrete items:
Valuation allowance	—	—	—	(12.8)
Provision to return adjustments	(1.9)	(1.0)	(1.9)	(1.0)
Other	0.2	(0.5)	1.1	(1.4)
	$(1.7)	$(1.5)	$(0.8)	$(15.2)
Income tax expense on gain on sale of Brazil plant	—	—	6.2	—
Income tax provision	$8.4	$6.6	$33.6	$11.0
Effective income tax rate	22.8%	21.9%	28.7%	11.5%

The Company's effective tax rate differed from the U.S. federal statutory tax rate of 35% as a result of income in non-U.S. jurisdictions being taxed at rates lower than the U.S. rate, partially offset by U.S. state income tax expense.

During the three and nine months ended September 30, 2014, the Company recognized discrete tax items primarily related to certain foreign earnings and repatriations and the effect of U.S. tax deductions for manufacturing activities. In addition, during the first nine months of 2014, the Company recognized a gain on the sale of real estate and an operating facility in Brazil of $17.7 million, and related income tax expense of $6.2 million. The income tax expense related to the gain was considered an unusual and non-recurring transaction and excluded from the computation of the estimated effective annual tax rate.

During the third quarter of 2013, the Company recognized discrete tax items for the settlement of certain U.S. income tax audits, research and development credits and a change in the United Kingdom tax law and rate. During the first nine months of 2013, the Company determined that its United Kingdom deferred tax assets met the more likely than not threshold required for realization based upon the anticipated timing of deferred temporary differences, the continuing trend of earnings, the projection of future taxable income, and the improving assessment of the economic environment affecting the Company's European operations. As a result, a discrete tax benefit was recognized primarily from the release of the valuation allowance recorded against deferred tax assets in the United Kingdom and income in non-U.S. jurisdictions being taxed at rates lower than the U.S. rate. In addition, the Company recognized discrete tax benefits, primarily related to changes in certain U.S. and foreign tax laws during the first nine months of 2013.

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
Pension benefits for employees covered under the Company's U.S. and U.K. plans are frozen. Only certain grandfathered employees in the Netherlands still earn retirement benefits under a defined benefit pension plan. All other eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans.

During the third quarter of 2014, the defined benefit pension plan in the U.K. was frozen. The Company remeasured the plan as of September 30, 2014 using a discount rate of 3.80% compared with the December 31, 2013 discount rate of 4.40%. As result of the remeasurement, the unfunded status of the plan increased by $0.5 million and accumulated other comprehensive income decreased by $0.5 million ($0.4 million net of tax), primarily as a result of the reduction in the discount rate which more than offset the benefit of the plan closure.

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

The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013 that it expected to contribute approximately $3.7 million to its non-U.S. pension plans in 2014. The Company now expects to contribute approximately $8.1 million to its non-U.S. pension plans in 2014.

The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2014	2013	2014	2013
U.S. Pension
Service cost	$—	$—	$—	$—
Interest cost	0.8	0.8	2.5	2.4
Expected return on plan assets	(1.4)	(1.4)	(4.3)	(4.1)
Settlement loss	—	1.2	—	1.2
Amortization of actuarial loss	0.4	0.5	1.1	1.5
Amortization of prior service credit	(0.1)	—	(0.2)	(0.2)
Total	$(0.3)	$1.1	$(0.9)	$0.8
Non-U.S. Pension
Service cost	$0.5	$0.7	$1.7	$2.2
Interest cost	1.7	1.7	5.3	4.9
Expected return on plan assets	(2.7)	(2.2)	(7.7)	(6.6)
Amortization of actuarial loss	1.0	1.0	3.5	3.1
Amortization of transition liability	0.1	—	0.1	0.1
Total	$0.6	$1.2	$2.9	$3.7

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

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2014	2013	2014	2013
Revenues from external customers
Americas	$479.1	$448.6	$1,376.8	$1,300.3
Europe	163.5	147.0	516.7	492.9
Asia-Pacific	53.2	48.3	163.0	155.2
	$695.8	$643.9	$2,056.5	$1,948.4
Gross profit
Americas	$76.2	$80.4	$219.7	$233.0
Europe	28.2	24.4	93.1	80.7
Asia-Pacific	6.9	6.8	17.5	21.4
	$111.3	$111.6	$330.3	$335.1
Operating profit (loss)
Americas	$31.1	$28.5	$94.7	$81.1
Europe	4.4	1.9	21.5	14.9
Asia-Pacific	0.8	0.9	(0.6)	3.3
	$36.3	$31.3	$115.6	$99.3
Net income attributable to stockholders
Americas	$24.0	$21.2	$65.9	$54.4
Europe	3.5	0.9	17.3	26.5
Asia-Pacific	0.9	1.4	0.2	3.4
	$28.4	$23.5	$83.4	$84.3

Note 13—Other Events and Transactions

In June 2014, NACCO Materials Handling Group Brasil Ltda. (“NMHG Brasil”), an indirect, wholly-owned subsidiary of the Company, completed the sale of real estate and an operating facility to Synergy Empreendimentos E Participacoes Ltda. During the second quarter of 2014, NMHG Brasil received $8.2 million related to the sale and recognized a gain of $17.7 million, which is included on the line “Gain on sale of assets” in the unaudited condensed consolidated statements of operations. The proceeds from the sale are included in the Investing Activities section of the unaudited condensed consolidated statements of cash flows and have been used for the construction of a new facility in Brazil. An upfront payment of $9.9 million was received in the second quarter of 2013, when the sale agreement was executed. In addition, $0.8 million was deposited into an escrow account which will be released to NMHG Brasil upon conclusion of certain environmental remediation activities.

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

FINANCIAL REVIEW

The results of operations for the Company were as follows for the three and nine months ended September 30:

			Favorable / (Unfavorable)			Favorable / (Unfavorable)
	THREE MONTHS			NINE MONTHS
	2014	2013	% Change	2014	2013	% Change
Unit Shipments (in thousands)
Americas	14.7	15.0	(2.0)%	41.8	41.8	—%
Europe	5.3	4.8	10.4%	17.0	16.7	1.8%
Asia-Pacific	1.7	1.4	21.4%	5.3	4.3	23.3%
	21.7	21.2	2.4%	64.1	62.8	2.1%
Revenues
Americas	$479.1	$448.6	6.8%	$1,376.8	$1,300.3	5.9%
Europe	163.5	147.0	11.2%	516.7	492.9	4.8%
Asia-Pacific	53.2	48.3	10.1%	163.0	155.2	5.0%
	$695.8	$643.9	8.1%	$2,056.5	$1,948.4	5.5%
Gross profit
Americas	$76.2	$80.4	(5.2)%	$219.7	$233.0	(5.7)%
Europe	28.2	24.4	15.6%	93.1	80.7	15.4%
Asia-Pacific	6.9	6.8	1.5%	17.5	21.4	(18.2)%
	$111.3	$111.6	(0.3)%	$330.3	$335.1	(1.4)%
Selling, general and administrative expenses
Americas	$45.1	$51.9	13.1%	$142.7	$151.9	6.1%
Europe	23.9	22.5	(6.2)%	71.7	65.8	(9.0)%
Asia-Pacific	6.1	5.9	(3.4)%	18.1	18.1	—%
	$75.1	$80.3	6.5%	$232.5	$235.8	1.4%
Operating profit (loss)
Americas	$31.1	$28.5	9.1%	$94.7	$81.1	16.8%
Europe	4.4	1.9	131.6%	21.5	14.9	44.3%
Asia-Pacific	0.8	0.9	(11.1)%	(0.6)	3.3	(118.2)%
	$36.3	$31.3	16.0%	$115.6	$99.3	16.4%
Interest expense	$1.6	$2.4	33.3%	$3.3	$7.2	54.2%
Other income	$(2.2)	$(1.3)	69.2%	$(4.9)	$(3.3)	48.5%
Net income attributable to stockholders	$28.4	$23.5	20.9%	$83.4	$84.3	(1.1)%
Diluted earnings per share	$1.70	$1.40	21.4%	$4.97	$5.02	(1.0)%
Effective income tax rate	22.8%	21.9%		28.7%	11.5%

Third Quarter of 2014 Compared with Third Quarter of 2013

The following table identifies the components of change in revenues for the third quarter of 2014 compared with the third quarter of 2013:

Revenues
2013	$643.9
Increase (decrease) in 2014 from:
Unit volume and product mix	43.2
Parts	10.7
Foreign currency	4.9
Unit price	(3.6)
Other	(3.3)
2014	$695.8

Revenues increased 8.1% to $695.8 million in the third quarter of 2014 from $643.9 million in the third quarter of 2013. The improvement was primarily due to a shift in sales to higher-priced lift trucks in the Americas and higher unit volumes, mainly in North America and Europe, partially offset by a decrease in Brazil. In addition, an increase in parts revenue and the effect of translating sales in foreign currencies to the U.S. dollar in all geographic regions also contributed to the increase in revenues during the third quarter of 2014 compared with the third quarter of 2013. Revenues were unfavorably affected by lower pricing in the Americas and Europe. Worldwide new unit shipments increased in the third quarter of 2014 to 21,721 units from shipments of 21,176 units in the third quarter of 2013.

The following table identifies the components of change in operating profit for the third quarter of 2014 compared with the third quarter of 2013:

Operating Profit
2013	$31.3
Increase (decrease) in 2014 from:
Selling, general and administrative expenses	5.3
Gross profit	(0.3)
2014	$36.3

The Company recognized operating profit of $36.3 million in the third quarter of 2014 compared with $31.3 million in the third quarter of 2013, mainly as a result of a decrease in selling, general and administrative expenses primarily from lower incentive compensation estimates, of which $4.5 million related to non-cash equity compensation, and the absence of a required non-cash charge of $1.2 million recognized in the third quarter of 2013 related to the remeasurement of one of the Company's U.S. defined benefit pension plans for the settlement of a portion of this plan for lump-sum payments. These items were partially offset by unfavorable foreign currency movements of $1.1 million. The improvement in operating profit during the third quarter of 2014 was partially offset by lower gross profit as benefits from higher unit and parts volumes were more than offset by unfavorable foreign currency movements of $2.0 million, lower earnings on the remarketing of used trucks and increased warranty expense as favorable adjustments in the third quarter of 2013 did not recur in 2014. In addition, modest declines in unit pricing in all geographic segments were fully offset by lower material costs. Gross margin decreased to 16.0% in the third quarter of 2014 from 17.3% in the third quarter of 2013.

The Company recognized net income attributable to stockholders of $28.4 million in the third quarter of 2014 compared with $23.5 million in the third quarter of 2013. The increase was primarily due to improved operating profit and reduced interest expense as a result of lower debt levels and lower interest rates in the third quarter of 2014 compared with the third quarter of 2013.

Backlog

As of September 30, 2014, the Company's backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks was approximately 26,800 units, or approximately $710 million, of which substantially all is expected to be sold within the next twelve months. This compares with backlog as of September 30, 2013 of approximately 28,400 units, or approximately $705 million, and backlog as of June 30, 2014 of approximately 28,800 units, or approximately $745 million. The dollar value of backlog is calculated using the current unit backlog and the forecasted average sales price per unit.

First Nine Months of 2014 Compared with First Nine Months of 2013

The following table identifies the components of change in revenues for the first nine months of 2014 compared with the first nine months of 2013:

Revenues
2013	$1,948.4
Increase in 2014 from:
Unit volume and product mix	74.7
Parts	18.8
Unit price	6.7
Foreign currency	4.2
Other	3.7
2014	$2,056.5

Revenues increased 5.5% to $2,056.5 million in the first nine months of 2014 from $1,948.4 million in the first nine months of 2013. The improvement was primarily as a result of an increase in unit volumes in North America and Asia-Pacific, partially offset by Brazil, and a shift in sales to higher-priced lift trucks in the Americas. In addition, revenues increased in the first nine months of 2014 compared with the first nine months of 2013 due to an increase in parts revenue in the Americas, the favorable effect of unit price increases, primarily in the Americas to offset the impact of weakness in the Brazilian real, and the effect of translating sales in foreign currencies to the U.S. dollar in all geographic regions. Worldwide new unit shipments increased in the first nine months of 2014 to 64,081 units from shipments of 62,790 units in the first nine months of 2013.

The following table identifies the components of change in operating profit for the first nine months of 2014 compared with the first nine months of 2013:

Operating Profit
2013	$99.3
Increase (decrease) in 2014 from:
Gross profit	(4.8)
Selling, general and administrative expenses	3.4
97.9
Gain on the sale of assets	17.7
2014	$115.6

The Company recognized operating profit of $115.6 million in the first nine months of 2014 compared with $99.3 million in the first nine months of 2013. Operating profit for the first nine months of 2014 includes a gain of $17.7 million related to the sale of the Brazil real estate and operating facility. Excluding the gain on the sale of assets, the decrease in operating profit was primarily the result of lower gross profit mainly attributable to unfavorable foreign currency movements of $8.0 million, mainly in the Americas and Asia-Pacific partially offset by Europe, a shift in sales mix to units with lower average profit margins, higher warranty expense as favorable adjustments in the first nine months of 2013 did not recur in 2014, and higher U.S. health care costs. The decrease in gross profit was partially offset by lower material costs in the Americas and Europe, an increase in parts volumes and unit price increases mainly in the Americas to offset the impact of weakness in the Brazilian real. Operating profit was favorably affected by lower selling, general and administrative expenses primarily due to lower incentive compensation estimates, of which $5.6 million related to non-cash equity compensation, and the absence of a required non-cash charge of $1.2 million recognized in the third quarter of 2013 related to the remeasurement of one of the Company's U.S. defined benefit pension plans for the settlement of a portion of this plan for lump-sum payments. The decrease in selling, general and administrative expenses during the first nine months of 2014 was partially offset by an increase in other employee-related expenses as a result of increased headcount in marketing and engineering to support the Company's five strategic initiatives, higher U.S. health care costs and unfavorable foreign currency movements of $1.4 million.

The Company recognized net income attributable to stockholders of $83.4 million in the first nine months of 2014 compared with $84.3 million in the first nine months of 2013. The change was primarily the result of the absence of the release of $12.8 million in the second quarter of 2013 of certain portions of previously recorded income tax valuation allowances related to the Company's United Kingdom operations. See Note 10 to the unaudited condensed consolidated financial statements for additional information. The reduction in net income attributable to stockholders was mostly offset by higher operating profit, including the gain on the sale of the Brazil facility, and lower interest expense due to lower debt outstanding and lower interest rates during the first nine months of 2014 compared with the first nine months of 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2014	2013	Change
Operating activities:
Net income	$83.6	$84.4	$(0.8)
Depreciation and amortization	22.4	22.4	—
Gain on sale of assets	(17.8)	—	(17.8)
Dividends from unconsolidated affiliates	—	6.8	(6.8)
Other	5.1	8.9	(3.8)
Working capital changes	(52.1)	(33.7)	(18.4)
Net cash provided by operating activities	41.2	88.8	(47.6)

Investing activities:
Expenditures for property, plant and equipment	(31.9)	(23.6)	(8.3)
Other	7.7	10.1	(2.4)
Net cash used for investing activities	(24.2)	(13.5)	(10.7)

Cash flow before financing activities	$17.0	$75.3	$(58.3)

Net cash provided by operating activities decreased $47.6 million in the first nine months of 2014 compared with the first nine months of 2013. The decrease was primarily a result of the change in working capital, the adjustment to net income for the gain on the sale of the real estate and operating facility in Brazil and the absence of dividends received from an unconsolidated affiliate in 2013. The change in working capital was mainly attributable to a larger increase in inventory and a smaller increase in accounts payable during the first nine months of 2014 compared with the first nine months of 2013 primarily due to lower than anticipated unit volume in Europe and the timing of shipments in the Americas. These items were partially offset by a change in accounts receivable during the first nine months of 2014 compared with the first nine months of 2013 mainly due to lower unit volume and a change in the timing of receipts from customers in Europe.

The increase in net cash used for investing activities during the first nine months of 2014 compared with the first nine months of 2013 is mainly the result of expenditures for the new facility in Brazil. Other investing activities included the receipt of a $9.9 million deposit related to the sale of the Brazil real estate and operating facility during the second quarter of 2013 and $8.2 million of proceeds received in the second quarter of 2014 when the sale was finalized.

	2014	2013	Change
Financing activities:
Net reductions of long-term debt and revolving credit agreements	$(38.1)	$(27.6)	$(10.5)
Cash dividends paid	(13.4)	(12.6)	(0.8)
Purchase of treasury stock	(36.8)	(3.0)	(33.8)
Other	(0.2)	—	(0.2)
Net cash used for financing activities	$(88.5)	$(43.2)	$(45.3)

The increase in net cash used for financing activities during the first nine months of 2014 compared with the first nine months of 2013 was primarily the result of higher repurchases of the Company's stock and higher repayments of borrowings under the Company's revolving credit facilities in the first nine months of 2014 compared with the first nine months of 2013.

Financing Activities

The Company has a $220.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in December 2018. There were no borrowings outstanding under the Facility at September 30, 2014. The excess availability under the Facility at September 30, 2014 was $214.4 million, which reflects reductions of $5.6 million for letters of credit. The Facility consists of a U.S. revolving credit facility of $120.0 million and a non-U.S. revolving credit facility of $100.0 million. The Facility can be increased up to $320.0 million over the term of the agreement in minimum increments of $25.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Facility was $560 million as of September 30, 2014.

Borrowings bear interest at a floating rate that can be a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective September 30, 2014, for U.S. domestic base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margin, effective September 30, 2014, for foreign base rate loans and LIBOR loans was 1.50%. The applicable LIBOR interest rates under the Facility on September 30, 2014 were 1.63% and 1.56%, respectively, for the U.S. and non-U.S. facility including the applicable floating rate margin. The Facility also requires the payment of a fee of 0.375% per annum on the unused commitment as of September 30, 2014.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the borrowers subject to certain thresholds, as defined in the Facility and limits the payment of dividends. If the minimum availability threshold, as defined in the Facility, is greater than fifteen percent for both total and U.S. revolving credit facilities, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the Facility, is greater than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the domestic revolver commitments, as defined in the Facility. At September 30, 2014, the Company was in compliance with the covenants in the Facility.

The Company had borrowings of approximately $24.4 million of other debt at September 30, 2014. In addition to the excess availability under the Facility, at September 30, 2014, the Company had remaining availability of $31.2 million related to other foreign revolving credit agreements.

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

Capital Expenditures

Expenditures for property, plant and equipment were $31.9 million during the first nine months of 2014. Capital expenditures are estimated to be an additional $23.5 million for the remainder of 2014. Planned expenditures for the remainder of 2014 are primarily for a new facility in Brazil, improvements at manufacturing locations, product development and improvements to information technology infrastructure. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank borrowings.

Capital Structure

The Company's capital structure is presented below:

	SEPTEMBER 30 2014	DECEMBER 31 2013	Change
Cash and cash equivalents	$97.9	$175.7	$(77.8)
Other net tangible assets	412.9	344.7	68.2
Net assets	510.8	520.4	(9.6)
Total debt	(38.3)	(69.5)	31.2
Total equity	$472.5	$450.9	$21.6
Debt to total capitalization	7%	13%	(6)%

OUTLOOK

Growth rates for the global forklift truck market are expected to decelerate during the remainder of 2014 and in 2015, resulting in only modest growth compared with the comparable prior year periods. Growth in the remainder of 2014 and in 2015 is expected to be driven by the Western Europe, Middle East and Africa markets with smaller growth in Asia-Pacific due to softening in the Japanese and Chinese market growth rates. The Americas market growth is expected to slow in the fourth quarter of 2014 and have only modest growth in 2015 as growth rates decelerate in North America, and the Brazil market shows only a partial recovery. Other areas in Latin America are expected to strengthen moderately in 2015.

Despite these mixed market conditions, the Company anticipates an overall modest increase in unit shipments and parts volumes and, as a result, increased sales over the remainder of 2014 and in 2015 compared with the prior year periods. The majority of the 2014 unit shipment increase is expected to come from North America, with smaller increases in Asia-Pacific, partially offset by weakness in Latin America, including volume shortfalls in Brazil, and in certain European markets, particularly Russia. The increase in unit shipments in 2015 is expected to be driven by Europe and North America, with smaller increases in Asia-Pacific. Unit shipments in Brazil and Russia are expected to increase slightly in 2015 from very low 2014 levels.

The Company expects material costs in the fourth quarter of 2014 to be comparable with the prior year period and expects full year 2015 to increase moderately compared with 2014. Although commodity costs have remained relatively stable over the first nine months of 2014, these markets, particularly steel, remain volatile and sensitive to changes in the global economy. The Company will continue to monitor commodity costs, economic conditions, currency movements and the resulting effects on costs and pricing, and will take appropriate pricing actions, if necessary.

The Company expects to generate a moderate increase in operating profit during the fourth quarter of 2014. Significantly lower estimated incentive compensation, in addition to anticipated increased unit volumes, a shift in sales mix to higher-margin units and product enhancements are all expected to contribute to this improvement. These favorable items are expected to be substantially offset by anticipated pricing pressures, higher manufacturing costs and continued investments in strategic initiatives. Net income in the fourth quarter of 2014 is expected to improve compared with the 2013 fourth quarter. The effect of improved operating profit, as well as lower interest expense due to lower debt outstanding and lower interest rates under the Company's revolving credit agreement, in addition to the absence of a $2.8 million pre-tax write-off of deferred financing fees taken in 2013, are expected to be partially offset by a higher effective income tax rate. The higher effective income tax rate in 2014 is expected to result primarily from an anticipated increase in the portion of the Company's income earned in the Americas operations which have a higher tax rate.

Fourth quarter 2014 operating profit results are expected to improve in the Americas segment, which includes the North America, Latin America and Brazil markets, with anticipated lower employee-related expenses and increases in unit and parts margins partially offset by unit pricing pressure, higher manufacturing costs and unfavorable foreign currency movements. Operating profit in the Europe segment, which includes the Middle East and Africa markets, is expected to decline in the fourth quarter of 2014 compared with the respective prior year period due to lower unit volumes and pricing pressures. Asia-Pacific results for the fourth quarter of 2014 are expected to be higher than the fourth quarter of 2013 resulting from an expected increase in unit volume.

After excluding the $17.7 million gain on sale of the Brazil plant realized in 2014, the Company expects operating profit in 2015 to be similar to 2014. Anticipated increases in unit shipments and parts sales, expected favorable foreign currency movements largely from the strengthening of the U.S. dollar and an anticipated shift in sales mix to lift trucks with higher average profit margins are expected to be offset by increases in employee-related expenses and higher marketing expenses associated with the execution of the Company's strategic initiatives compared with 2014, as well as costs associated with the transition to a new plant in Brazil and the roll out of global manufacturing information technology systems in 2015. An increase in material costs is also expected in 2015 compared with 2014. However, these costs are expected to be mostly offset by price increases. Excluding the gain on sale of the Brazil plant, 2015 net income is expected to decline moderately from 2014 primarily as a result of higher interest expense.

Full year 2015 operating profit in the Americas segment, which includes the North America, Latin America and Brazil markets, is expected to be comparable to 2014, excluding the gain on sale of the Brazil facility. Operating profit in the Europe segment, which includes the Middle East and Africa markets, is expected to decrease in 2015 compared with 2014 and Asia-Pacific operating results are expected to increase compared with 2014.

Cash flow before financing activities for 2014 is expected to decrease significantly from 2013. This decrease is primarily due to an increase in capital expenditures, largely driven by the construction of a new plant in Brazil, which is not expected to be fully completed until early 2015, and increases in working capital. Cash flow before financing activities is expected to improve in 2015 compared with 2014 due to moderated working capital requirements and lower capital expenditures because the Brazil plant construction is expected to be largely completed in 2014.

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

Within its premium product warehouse line, the Company began production of a 4,500 pound heavy duty pedestrian pallet truck at its Greenville, North Carolina plant in the first quarter of 2014. Over time this platform is expected to be produced in other regions, which will maximize design and component commonality. In addition, during the third quarter of 2014, the Company expanded its newly introduced European Reach Truck range to offer options for freezer operations including a new integrated cab, 4-stage mast and wider chassis for heavy duty applications. The Company also introduced a new warehouse rider truck in the North America market in the third quarter of 2014 which has an enclosed operator compartment and, based on the customer's need, either an 8,000 pound or a 10,000 pound capacity to enable multiple pallet handling in trailer loading/unloading and cross-dock applications.

During the second quarter of 2014, as part of the 2014 model year improvements for the premium counterbalanced product line, the Company introduced a new premium 2.5 liter spark-ignited engine for its 2 to 3.5 ton cushion and pneumatic ICE trucks and upgraded the hydraulic system and dual hydraulic tanks to improve overall efficiency and lower ownership costs on the 4 to 5.5 ton ICE cushion trucks. During the third quarter of 2014, the Company introduced a new 5 to 5.5 ton pneumatic tire electric rider truck. As stated previously, the Company's model year programs will keep its platforms soundly positioned in the market over time. Further, new platforms are expected to be developed and launched over the next few years based on longer-term segment needs and technological change opportunities.

Finally, during the third quarter of 2014, the Company introduced the first group of its premium Big Truck models with Tier IV final emission solutions, as well as expanded use of premium transmissions on trucks up to 32 ton capacity and implemented load-sensing hydraulic systems on its 18 to 22 ton trucks.

The Company offers one model of the standard ICE lift truck for medium-duty applications in both pneumatic and cushion tires for both Hyster® and Yale®. The Company expects to launch additional trucks in the standard ICE model series in future years.

The Company expanded the UTILEV®-branded series of utility lift trucks by introducing a 1 to 3 ton ICE cushion tire truck in North America and a 3-wheel electric rider truck globally in 2013. The Company further expanded the UTILEV range with the introduction of the 4 to 7 ton ICE pneumatic tire trucks for Tier 3 emission markets. The UTILEV®-branded series of lift trucks is expected to continue to gain market position in the remainder of 2014 and in 2015.

All of these new products and upgraded products, including the new Reach Truck and new Big Truck models introduced in late 2013, are expected to help increase market share, to improve revenues and to enhance operating margins in the remainder of 2014 and in 2015.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) reduction in demand for lift trucks and related aftermarket parts and service on a global basis, (2) the ability of dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (3) the political and economic uncertainties in Eastern Europe and Brazil, (4) customer acceptance of pricing, (5) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (6) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which the Company operates and/or sells products, (7) delays in manufacturing and delivery schedules, (8) bankruptcy of or loss of major dealers, retail customers or suppliers, (9) customer acceptance of, changes in the costs of, or delays in the development of new products, (10) introduction of new products by, or more favorable product pricing offered by, competitors, (11) product liability or other litigation, warranty claims or returns of products, (12) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (13) changes mandated by federal, state and other regulation, including health, safety or environmental legislation and (14) delays in or increased costs associated with the Brazil plant construction.

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

Changes in internal control over financial reporting: During the third quarter of 2014, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (July 1 to 31, 2014)	20,853	$83.59	20,853	$37,492,415
Month #2 (August 1 to 31, 2014)	223,615	$75.51	223,615	$20,606,687
Month #3 (September 1 to 30, 2014)	120,123	$75.78	120,123	$11,492,788
Total	364,591	$76.09	364,591	$11,492,788

(1)
On December 7, 2012, the Company announced that the Company's Board of Directors approved the repurchase of up to $50.0 million of the Company's outstanding Class A common stock. The timing and amount of any repurchases will be determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A common stock. The share repurchase program does not require the Company to acquire any specific number of shares but it is limited to a maximum number of shares not to exceed ten percent of all Class A and Class B common stock outstanding. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and will be executed through open market purchases. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of September 30, 2014, the Company had repurchased 534,976 shares of Class A common stock for an aggregate purchase price of $38.5 million, including 431,357 shares purchased during the nine months ended September 30, 2014 for an aggregate purchase price of $33.3 million.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
Not applicable

Item 5    Other Information
None

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 29 of this Quarterly Report on Form 10-Q for the period ended September 30, 2014.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.

Date:	October 29, 2014	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1
Consulting Agreement, dated August 29, 2014, by and between NMHG and Michael P. Brogan is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 5, 2014, Commission File Number 000-54799.

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