Form 10-K
period 2014-12-31
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2015-02-19
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter): $1,027,617,286
Number of shares of Class A Common Stock outstanding at February 13, 2015: 12,282,769
Number of shares of Class B Common Stock outstanding at February 13, 2015: 3,961,213
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2015 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
Item 1. BUSINESS
General

Hyster-Yale Materials Handling, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company NACCO Materials Handling Group, Inc. ("NMHG"), is a leading global integrated designer, engineer, manufacturer, seller and servicer of a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, the Netherlands, the Philippines, Brazil, Japan, Italy, Vietnam and China. Hyster-Yale was incorporated as a Delaware corporation in 1999.

On December 18, 2014, the Company announced that NMHG acquired Nuvera Fuel Cells, Inc. ("Nuvera"). Nuvera, located in Billerica, Massachusetts, is a development-stage technology and product development company focused on fuel cell stacks and related systems. Nuvera is also focused on supporting on-site hydrogen production and dispensing systems that can deliver clean energy solutions to customers.

As a result of the acquisition of Nuvera, the Company intends to commercialize Nuvera's research and technology to provide for the integration of this fuel-cell technology across large parts of the Company's lift truck product range. The Company expects to be able to offer its Hyster® and Yale® customers an integrated, factory-fitted fuel-cell solution, as well as associated hydrogen generation and delivery capability. In addition, the Company expects to offer aftermarket solutions designed to be used in its electric powered lift truck brands in the market today.

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

Business Segments

The Company operates four reportable segments: the Americas, Europe, Asia-Pacific and Nuvera. See Note 3 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion.

Manufacturing and Assembly
The Company manufactures components, such as frames, masts and transmissions, and assembles lift trucks in the market of sale whenever practical to minimize freight cost and balance currency mix. In some instances, however, it utilizes one worldwide location to manufacture specific components or assemble specific lift trucks. Additionally, components and assembled lift trucks are exported to locations when it is advantageous to meet demand in certain markets. The Company operates twelve lift truck manufacturing and assembly facilities worldwide with five plants in the Americas, three in Europe and four in Asia-Pacific, including joint venture operations.
Sales of lift trucks represented approximately 83% of the Company’s annual revenues in 2014 (approximately 55% internal combustion engine units and approximately 28% electric units), and 82% in each of 2013 and 2012. Service, rental and other revenues were approximately 4% in 2014, 5% in 2013 and 5% in 2012.
During 2014, the Company’s retail shipments in North America by end market were approximately 27% to the manufacturing market, approximately 14% to the wholesale distribution market, approximately 13% to the food and beverage market, approximately 11% to the home centers and retail market, approximately 10% to the rental market, approximately 10% to the freight and logistics market and approximately 6% to the paper market.
Aftermarket Parts
The Company offers a line of aftermarket parts to service its large installed base of lift trucks currently in use in the industry. The Company offers online technical reference databases specifying the required aftermarket parts to service lift trucks and an aftermarket parts ordering system. Aftermarket parts sales represented approximately 13% of the Company’s annual revenues in each of 2014, 2013 and 2012.

The Company sells Hyster®- and Yale®-branded aftermarket parts to dealers for Hyster® and Yale® lift trucks. The Company also sells aftermarket parts under the UNISOURCE™ and PREMIER™ brands to Hyster® and Yale® dealers for the service of competitor lift trucks. The Company has a contractual relationship with a third-party, multi-brand, aftermarket parts wholesaler in the Americas and Europe whereby orders from the Company's dealers for parts for lift trucks are fulfilled by the third party who then pays the Company a commission.
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
Patents, Trademarks and Licenses
The Company relies on a combination of trade secret protection, trademarks, copyrights, and patents to establish and protect the Company's proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of the Company's technology to which they relate or competitors may design around the patents. The Company is not materially dependent upon patents or patent protection; however, as materials handling equipment has become more technologically advanced, the Company and its competitors have increasingly sought patent protection for inventions incorporated into their respective products. The Company owns the Hyster® and Yale® trademarks and believes these trademarks are material to its business.
Nuvera relies on a combination of trade secret protection, trademarks, copyrights, and patents to establish and protect its proprietary rights. The Company believes these intellectual property rights are well suited for industrial mobility markets such as lift trucks. The integration of these technologies into commercial solutions will require significant cooperation between NMHG and Nuvera product engineering and is a key to developing commercial value from this technology.
Distribution Network
The Company distributes lift trucks primarily through two channels: independent dealers and a National Accounts program. In addition, the Company distributes aftermarket parts and service for its lift trucks through its independent dealers. The Company’s end-user base is diverse and fragmented, including, among others, light and heavy manufacturers, trucking and automotive companies, rental companies, building materials and paper suppliers, lumber, metal products, warehouses, retailers, food distributors, container handling companies and U.S. and non-U.S. governmental agencies.
Independent Dealers
The Company’s dealers, located in 129 countries, are generally independently owned and operated. In the Americas, Hyster® had 24 independent dealers and Yale® had 38 independent dealers as of December 31, 2014. In Europe, Hyster® had 63 independent dealers and Yale® had 99 independent dealers as of December 31, 2014. In Asia-Pacific, Hyster® had 38 independent dealers and Yale® had 44 independent dealers as of December 31, 2014. As of December 31, 2014, the Company had 23 dual-branded dealers in the Americas, three in Europe and three in Asia-Pacific.
National Accounts
The Company operates a National Accounts program for both Hyster® and Yale®. The National Accounts program focuses on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The National Accounts program accounted for 15% of new lift truck unit volume in each of 2014, 2013 and 2012. The independent dealers support the National Accounts program by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with National Accounts sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, the National Accounts program markets services, including full maintenance leases and fleet management.
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
Under the joint venture agreement with NFS, the Company’s dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, the Company provides recourse or repurchase obligations to NFS or to others. In substantially all of these transactions, a perfected security interest is maintained in the lift trucks financed, so that in the event of a default, the Company has the ability to foreclose on the leased property and sell it through the Hyster® or Yale® dealer network. Furthermore, the Company has established reserves for exposures under these agreements when required. In addition, the Company has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to guarantees for these certain eligible dealers are limited to 7.5% of their original loan balance. See Notes 16 and 17 to the Consolidated Financial Statements in this Form 10-K for further discussion.
Backlog
The following table outlines the Company's backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks:

	December 31, 2014	December 31, 2013	September 30, 2014
Units	28,100	28,200	26,800
Approximate sales value (in millions)	$711	$717	$710
As of December 31, 2014, the Company expects substantially all of its expected backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks to be sold during fiscal 2015. Backlog represents unfilled lift truck orders placed with the Company’s manufacturing and assembly facilities from dealers, National Accounts customers and contracts with the U.S. government. In general, unfilled orders may be canceled at any time prior to the time of sale; however, the Company can assess cancellation penalties on dealer orders within a certain period prior to initiating production. The dollar value backlog is calculated using the current unit backlog and the forecasted average sales price per unit.
Key Suppliers and Raw Materials
At times, the Company has experienced significant increases in its material costs, primarily as a result of global increases in industrial metals including steel, lead and copper and other commodity products, such as rubber, due to increased demand and limited supply. While the Company attempts to pass these increased costs along to its customers in the form of higher prices for its products, it may not be able to fully offset the increased costs of industrial metals and other commodities, due to overall market conditions and the lag time involved in implementing price increases for its products.
A significant raw material required by the Company's manufacturing operations is steel which is generally purchased from steel producing companies in the geographic area near each of the Company's manufacturing facilities. The other significant components for the Company's lift trucks are axles, brakes, transmissions, batteries and chargers. These components are available from numerous sources in quantities sufficient to meet the Company's requirements. The Company depends on a limited number of suppliers for some of the Company's crucial components, including diesel and gasoline engines, which are supplied by, among others, Power Solutions International, Inc., Kubota Corp., and Cummins Inc., and cast-iron counterweights used to counter balance some lift trucks, which are obtained from, among others, North Vernon Industry Corp. and Eagle Quest International Ltd. Some of these critical components are imported and subject to regulations, such as customary inspection by the U.S. Customs and Border Protection under the auspices of the U.S. Department of Homeland Security, as well as the Company's own internal controls and security procedures. The Company believes comparable alternatives are available for all suppliers.
Competition
The Company is one of the leaders in the lift truck industry with respect to market share in the Americas and worldwide. Competition in the materials handling industry is intense and is based primarily on strength and quality of distribution, brand loyalty, customer service, new lift truck sales prices, availability of products and aftermarket parts, comprehensive product line offerings, product performance, product quality and features and the cost of ownership over the life of the lift truck. The Company competes with several global lift truck manufacturers that operate in all major markets, as well as other niche companies.
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
Research and Development
The Company’s lift truck research and development capability is organized around four major engineering centers, all coordinated on a global basis by the Company’s global executive administrative center. Products are designed for each brand concurrently and generally each center is focused on the global requirements for a single product line. The Company’s counterbalanced development center, which has global design responsibility for several classes of lift trucks for a highly diverse customer base, is located in Fairview, Oregon. The Company’s big truck development center is located in Nijmegen, the Netherlands, adjacent to a dedicated global big truck assembly facility. Big trucks are primarily used in handling shipping containers and in specialized heavy lifting applications. Warehouse trucks, which are primarily used in distribution applications, are designed based on regional differences in stacking and storage practices. The Company designs warehouse equipment for sale in the Americas market in Greenville, North Carolina, adjacent to the Americas manufacturing and assembly facility. The Company designs warehouse equipment for the European market in Masate, Italy adjacent to its manufacturing and assembly facility for warehouse equipment. The Company also has an engineering Concept Center in the United Kingdom to support advanced design activities. In addition, the Company has an engineering office in India to support its global design activities for its four major engineering centers.
The Company’s lift truck engineering centers utilize a three-dimensional CAD/CAM system and are connected with one another, with all of the Company’s manufacturing and assembly facilities and with some suppliers. This allows for collaboration in technical engineering designs and collaboration with suppliers. Additionally, the Company solicits customer feedback throughout the design phase to improve product development efforts. The Company invested $71.4 million, $69.2 million and $67.5 million on product design and development activities in 2014, 2013 and 2012, respectively.
Nuvera has two research and development locations. In the U.S., Billerica, Massachusetts is the primary location for design, development and testing of all of Nuvera’s technologies, including the generation, compression, storage and dispensing of hydrogen, in addition to fuel cells. In Europe, San Donato, Italy is primarily focused on fuel cell systems integration and testing.
Sumitomo-NACCO Joint Venture
The Company has a 50% ownership interest in Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a limited liability company that was formed in 1970 primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, the Company accounts for its ownership in SN using the equity method of accounting. The Company purchases Hyster®- and Yale®-branded lift trucks and related component and aftermarket parts from SN under normal trade terms for sale outside of Japan. The Company also contracts with SN for engineering design services on a cost plus basis and charges SN for technology used by SN but developed by the Company. During 2014, SN sold more than 4,500 lift trucks.
Employees
As of January 31, 2015, the Company had approximately 5,400 employees. Certain employees in the Danville, Illinois parts depot operations are unionized. The Company’s contract with the Danville union expires in June 2015. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville, North Carolina are not represented by unions. In Brazil, all employees are represented by a union. The Company’s contract with the Brazilian union expires annually in October, at which time salaries are negotiated for the following year. In Mexico, certain shop employees are unionized and the current collective bargaining agreement expires in March 2015.

In Europe, certain employees in the Craigavon, Northern Ireland, Masate, Italy, San Donato, Italy and Nijmegen, the Netherlands facilities are unionized. All of the European employees are part of works councils that perform a consultative role on business and employment matters.
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
The pricing and costs of the Company's products have been and may continue to be impacted by non-U.S. currency fluctuations, which could materially increase costs, and result in material exchange losses and reduce operating margins.
Because the Company conducts transactions in various non-U.S. currencies, including the euro, British pound, Australian dollar, Brazilian real, Japanese yen, Chinese renminbi and Swedish kroner, lift truck pricing is subject to the effects of fluctuations in the value of these non-U.S. currencies and fluctuations in the related currency exchange rates. As a result, the Company's sales have historically been affected by, and may continue to be affected by, these fluctuations. In addition, exchange rate movements between currencies in which the Company purchases materials and components and manufactures certain products and the currencies in which the Company sells those products have been affected by and may continue to result in exchange losses that could materially reduce operating margins. Furthermore, the Company's hedging contracts may not fully offset risks from changes in currency exchange rates.
The cost of raw materials used by the Company's products has and may continue to fluctuate, which could materially reduce the Company's profitability.
At times, the Company has experienced significant increases in materials costs, primarily as a result of global increases in industrial metals including steel, lead and copper and other commodity prices, such as rubber, as a result of increased demand and limited supply. The Company manufactures products that include raw materials that consist of steel, rubber, copper, lead, castings and counterweights. The Company also purchases parts provided by suppliers that are manufactured from castings and steel or contain lead. The cost of these parts is affected by the same economic conditions that impact the cost of the parts the Company manufactures. The cost to manufacture lift trucks and related service parts has been and will continue to be affected by fluctuations in prices for these raw materials. If costs of these raw materials increase, the Company's profitability could be reduced.
The Company is subject to risks relating to its non-U.S. operations.
Non-U.S. operations represent a significant portion of the Company's business. The Company expects revenue from non-U.S. markets to continue to represent a significant portion of total revenue. The Company owns or leases manufacturing facilities in Brazil, Italy, Mexico, the Netherlands and Northern Ireland, and owns interests in joint ventures with facilities in China, Japan, the Philippines and Vietnam. The Company also sells U.S. produced products to non-U.S. customers and sells non-U.S. produced products to U.S. customers. The Company's non-U.S. operations are subject to additional risks, which include:

•	potential political, economic and social instability in the non-U.S. countries in which the Company operates;

•
currency risks, including those risks set forth above under, “The pricing and costs of the Company's products have been and may continue to be impacted by non-U.S. currency fluctuations, which could materially increase costs, result in material exchange losses and materially reduce operating margins”;

•	imposition of or increases in currency exchange controls;

•	potential inflation in the applicable non-U.S. economies;

•	imposition of or increases in import duties and other tariffs on products;

•	imposition of or increases in non-U.S. taxation of earnings and withholding on payments received;

•	regulatory changes affecting non-U.S. operations; and

•	stringent labor regulations.
Part of the strategy to expand worldwide market share is strengthening the Company's non-U.S. distribution network. A part of this strategy also includes decreasing costs by sourcing basic components in lower-cost countries. Implementation of this part of the strategy may increase the impact of the risks described above and there can be no assurance that such risks will not have an adverse effect on the Company's revenues, profitability or market share.

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
Through arrangements with GECC and others, dealers and other customers are provided financing for new lift trucks in the United States and in major countries of the world outside of the United States. Through these arrangements, the Company's dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, the Company provides recourse or repurchase obligations such that it would become obligated in the event of default by the dealer or customer. Total amounts subject to these types of obligations at December 31, 2014 and 2013 were $176.1 million and $149.2 million, respectively. Generally, the Company maintains a perfected security interest in the assets financed such that, in the event that the Company becomes obligated under the terms of the recourse or repurchase obligations, it may take title to the assets financed. The Company cannot be certain, however, that the security interest will equal or exceed the amount of the recourse or repurchase obligations. In addition, the Company cannot be certain that losses under the terms of the recourse or repurchase obligations will not exceed the reserves that have been set aside in the consolidated financial statements. The Company could incur a charge to earnings if reserves prove to be inadequate, which could have a material adverse effect on results of operations and liquidity for the period in which the charge is taken.
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
The Company may become subject to claims under non-U.S. laws and regulations, which may require expensive, time consuming and distracting litigation.
Because the Company has employees, property and business operations outside of the United States, it is subject to the laws and the court systems of many jurisdictions. The Company may become subject to claims outside the United States based in non-U.S. jurisdictions for violations of their laws with respect to the Company's non-U.S. operations. In addition, these laws may be changed or new laws may be enacted in the future. Non-U.S. litigation is often expensive, time consuming and distracting. As a result, any of these risks could significantly reduce profitability and the Company's ability to operate its businesses effectively.
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

Other products may be introduced to the market by competitors, making the Nuvera technology less marketable.

The use of fuel cell technology in industrial and commercial applications is a relatively new development. Companies implementing such technology face competition from competitors that integrate more traditional energy technologies into their product lines, as well as competitors that have implemented or are implementing alternatives to traditional energy technologies, such as lithium batteries, fuel additives and other high efficiency or “renewable” technologies. Any of these technologies may have more established or otherwise more attractive manufacturing, distribution and operating cost features, which could negatively impact customers’ preferences for product lines that incorporate fuel cell technology and, as a result, diminish the marketability of products incorporating Nuvera technology.

The Company may encounter unexpected difficulties integrating Nuvera into its businesses.

The acquisition of Nuvera was intended to provide direct access to fuel cell technology suitable for lift truck applications. This strategy's success will depend on the Company’s ability to commercialize Nuvera’s technology, to integrate Nuvera’s business with its own and to develop satisfactory working arrangements with Nuvera’s existing employees. Unexpected difficulties in integrating Nuvera with the Company’s operations could occur and the Company may not realize the magnitude, or timing, of benefits initially anticipated in connection with the Nuvera acquisition.

The Company may not be successful in commercializing Nuvera’s technology, which success would depend, in part, on the Company’s ability to protect Nuvera’s intellectual property.

The success of the acquisition of Nuvera will depend largely on the Company’s ability to commercialize Nuvera’s fuel cell technologies, such that the Company may incorporate these technologies in its product lines on economically efficient terms. However, unforeseen difficulties, such as delays in development due to design defects or changes in specifications and insufficient research and development resources or cost overruns, may hinder the Company’s ability to incorporate Nuvera’s technologies into its product lines on an economically favorable basis or at all.

Furthermore, Nuvera’s commercial success will depend largely on the Company’s ability to maintain patent and other intellectual property protection covering certain of Nuvera’s technologies. Nuvera’s fuel cell technology may not be economically viable if the Company is unable to prevent others from infringing or successfully challenging the validity of certain patents and other intellectual property rights attributable to Nuvera.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The following table presents the principal assembly, manufacturing, distribution and office facilities that the Company owns or leases:

Region	Facility Location	Owned/Leased	Function(s)
Americas	Barueri, Brazil	Leased	Marketing, sales and administrative center for Brazil
	Billerica, Massachusetts	Leased	Nuvera research and development laboratory
	Berea, Kentucky	Owned	Assembly of lift trucks and manufacture of component parts
	Cleveland, Ohio	Leased	Corporate headquarters
	Charlotte, North Carolina	Leased	Customer experience and training center
	Danville, Illinois	Owned	Americas parts distribution center
	Greenville, North Carolina	Owned	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in Americas; Americas warehouse development center; assembly of lift trucks and manufacture of component parts
	Fairview, Oregon	Owned	Global executive administrative center; counterbalanced development center for design and testing of lift trucks, prototype equipment and component parts
	Itu, Brazil	Owned	Assembly of lift trucks and parts distribution center
	Ramos Arizpe, Mexico	Owned	Manufacture of component parts for lift trucks
	Sao Paulo, Brazil	Leased	Assembly of lift trucks, sale of parts and marketing operations for Brazil
	Sulligent, Alabama	Owned	Manufacture of component parts for lift trucks
Europe	Craigavon, Northern Ireland	Owned	Manufacture of lift trucks and cylinders; frame and mast fabrication for Europe
	Frimley, Surrey, United Kingdom	Leased	European executive center; marketing and sales operations for Hyster® and Yale® in Europe
	Irvine, Scotland	Leased	European administrative center
	Masate, Italy	Leased	Assembly of lift trucks; European warehouse development center
	Nijmegen, The Netherlands	Owned	Big trucks development center; manufacture and assembly of big trucks and component parts; European parts distribution center
	San Donato, Italy	Leased	Nuvera integration and testing
Asia-Pacific	Kuala Lumpur, Malaysia	Leased	Asia support office
	Shanghai, China	Owned(1)	Assembly of lift trucks by Shanghai Hyster joint venture, sale of parts and marketing operations of China
	Sydney, Australia	Leased	Divisional headquarters and sales and marketing for Asia-Pacific; Asia-Pacific parts distribution center
India	Pune, India	Leased	Engineering design services

(1)	This facility is owned by Shanghai Hyster Forklift Ltd., the Company’s Chinese joint venture company.
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

Name	Age	Current Position	Other Positions
Alfred M. Rankin, Jr.	73	Chairman, President and Chief Executive Officer of Hyster-Yale (from September 2012), Chairman of NMHG (from prior to 2010).
Colin Wilson	60	President and Chief Executive Officer, NMHG of Hyster-Yale (from September 2014), President and Chief Executive Officer of NMHG (from September 2014).
President and Chief Operating Officer of NMHG (from November 2013 to September 2014), President, Americas of NMHG (from prior to 2010 to September 2014), Vice President and Chief Operating Officer of NMHG (from prior to 2010 to November 2013).

Charles A. Bittenbender	65	Senior Vice President, General Counsel and Secretary of Hyster-Yale (from September 2014), Senior Vice President, General Counsel and Secretary of NMHG (from September 2014).
Vice President, General Counsel and Secretary of Hyster-Yale (from September 2012 to September 2014), Vice President, General Counsel and Secretary of NMHG (from prior to 2010 to September 2014), Vice President, General Counsel and Secretary of NACCO (from prior to 2010 to September 2012).

Gregory J. Breier	49	Vice President, Tax of Hyster-Yale (from May 2014), Vice President, Tax of NMHG (from January 2012).	Senior Director of Tax of Hyster-Yale (from January 2012 to May 2012), Director of Tax and Financial Analysis of NACCO (From prior to 2010 to September 2012).
Brian K. Frentzko	54	Vice President, Treasurer of Hyster-Yale (from September 2012), Vice President, Treasurer of NMHG (from September 2012).	Assistant Treasurer of NMHG (from prior to 2010 to September 2012).
Amy E. Gerbick	43
Associate General Counsel, Director of Corporate Compliance and Assistant Secretary of Hyster-Yale (from May 2014), Associate General Counsel, Director of Corporate Compliance and Assistant Secretary of NMHG (from May 2014).
			Associate, Jones Day (a law firm) (from prior to 2010 to May 2014)
Jennifer M. Langer	41	Vice President, Controller of Hyster-Yale (from February 2013), Vice President, Controller of NMHG (from February 2013).
Controller of Hyster-Yale (from September 2012 to February 2013), Controller of NMHG (from January 2012 to February 2013), Director of Financial Reporting, Planning and Analysis of NACCO (from March 2011 to September 2012), Director of Financial Reporting of NACCO (from prior to 2010 to March 2011).

Lauren E. Miller	60	Senior Vice President, Chief Marketing Officer of Hyster-Yale (from January 2015), Senior Vice President, Chief Marketing Officer of NMHG (from January 2015).
Senior Vice President, Marketing and Consulting of Hyster-Yale (from February 2013 to January 2015), Senior Vice President, Marketing and Consulting of NMHG (from prior to 2010 to January 2015), Vice President, Consulting Services of NACCO (from prior to 2010 to September 2012).

Ralf A. Mock	59	Senior Vice President, Managing Director, Europe, Middle East and Africa of NMHG (from September 2014).	Managing Director, Europe, Middle East and Africa of NMHG (from prior to 2010 to September 2014).
Charles F. Pascarelli	55	Senior Vice President, President, Americas of NMHG (from January 2015)
President, Sales and Marketing, Americas of NMHG (from March 2013 to January 2015), President, Sales and Marketing, The Raymond Corporation (an electrical materials handling company) (from prior to 2010 to March 2013)

Rajiv K. Prasad	51	Senior Vice President, Global Product Development, Manufacturing and Supply Chain Strategy of NMHG (from September 2014).	Vice President, Global Product Development and Manufacturing of NMHG (from January 2012 to September 2014), Vice President, Global Product Development of NMHG (from prior to 2010 to January 2012).
Victoria L. Rickey	62	Senior Vice President, Asia-Pacific and Brazil of NMHG (from September 2014).	Vice President, Asia-Pacific of NMHG (from prior to 2010 to September 2014).
Michael E. Rosberg	65	Senior Vice President, Global Supply Chain of NMHG (from September 2014).	Vice President, Global Supply Chain of NMHG (from prior to 2010 to September 2014).
Kenneth C. Schilling	55	Senior Vice President and Chief Financial Officer of Hyster-Yale (from September 2014), Senior Vice President and Chief Financial Officer of NMHG (from September 2014).
Vice President and Chief Financial Officer of Hyster-Yale (from September 2012 to September 2014), Vice President and Chief Financial Officer of NMHG (from prior to 2010 to September 2014), Vice President and Controller of NACCO (from prior to 2010 to September 2012).

Gopichand Somayajula	58	Vice President, Global Product Development of NMHG (from May 2013)	Vice President, Counterbalanced Engineering of NMHG (from prior to 2010 to May 2013)
Suzanne S. Taylor	52	Vice President, Deputy General Counsel and Assistant Secretary of Hyster-Yale (from February 2013), Vice President, Deputy General Counsel and Assistant Secretary of NMHG (from February 2013).
Deputy General Counsel and Assistant Secretary of Hyster-Yale (from September 2012 to February 2013), Deputy General Counsel and Assistant Secretary of NMHG (from September 2012 to February 2013), Associate General Counsel and Assistant Secretary of Hyster-Yale (from May 2012 to September 2012), Assistant Secretary of NMHG (from August 2011 to September 2012), Associate General Counsel and Assistant Secretary of NACCO (from prior to 2010 to September 2012).

Raymond C. Ulmer	51	Vice President Finance, Americas of NMHG (from prior to 2010).

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's Class A common stock is traded on the New York Stock Exchange under the ticker symbol “HY.” For the Company's Class B common stock, due to transfer restrictions, no trading market has developed, or is expected to develop. The Class B common stock is convertible into Class A common stock on a one-for-one basis. The high and low market prices for the Class A common stock and dividends per share for both classes of common stock for each quarter are presented in the tables below:

	2014
	Market Price
	High	Low	Cash Dividend
First quarter	$108.13	$80.64	$0.250
Second quarter	$104.56	$80.90	$0.275
Third quarter	$91.15	$71.46	$0.275
Fourth quarter	$81.15	$67.79	$0.275

	2013
	Market Price
	High	Low	Cash Dividend
First quarter	$57.75	$47.11	$0.250
Second quarter	$71.93	$49.67	$0.250
Third quarter	$96.66	$62.18	$0.250
Fourth quarter	$96.25	$76.37	$0.250
At December 31, 2014, there were approximately 900 Class A common stockholders of record and approximately 1,000 Class B common stockholders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (October 1 to 31, 2014)	159,677	$71.06	159,677	$157,033
Month #2 (November 1 to 30, 2014)	—	$—	—	$157,033
Month #3 (December 1 to 31, 2014)	—	$—	—	$157,033
Total	159,677	$71.06	159,677	$157,033

(1)
On December 7, 2012, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock. The timing and amount of any repurchases will be determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A common stock. The share repurchase program does not require the Company to acquire any specific number of shares but it is limited to a maximum number of shares not to exceed ten percent of all Class A and Class B common stock outstanding. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and will be executed through open market purchases. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of December 31, 2014, the Company had repurchased 694,653 shares of Class A common stock for an aggregate purchase price of $49.8 million, including 591,034 shares purchased during 2014 for an aggregate purchase price of $44.6 million.

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2014	2013	2012(1)	2011(1)	2010(1)
	(In millions, except per share data)
Operating Statement Data:
Revenues	$2,767.2	$2,666.3	$2,469.1	$2,540.8	$1,801.9
Operating profit	$148.8	$134.3	$111.7	$110.0	$46.1
Net income	$110.2	$110.2	$98.1	$82.6	$32.3
Net (income) loss attributable to noncontrolling interest	(0.4)	(0.2)	(0.1)	—	0.1
Net income attributable to stockholders	$109.8	$110.0	$98.0	$82.6	$32.4

Basic earnings per share attributable to stockholders:	$6.61	$6.58	$5.84	$4.93	$1.95
Diluted earnings per share attributable to stockholders:	$6.58	$6.54	$5.83	$4.91	$1.94

Balance Sheet Data at December 31:
Total assets	$1,120.8	$1,161.3	$1,064.4	$1,117.0	$1,041.2
Long-term debt	$12.0	$6.7	$106.9	$54.6	$215.5
Stockholders' equity	$454.5	$449.8	$341.3	$296.3	$230.7

Cash Flow Data:
Provided by operating activities	$100.0	$152.9	$128.7	$54.6	$47.5
Used for investing activities	$(44.4)	$(26.1)	$(19.5)	$(15.9)	$(8.5)
Used for financing activities	$(110.5)	$(104.4)	$(144.4)	$(19.5)	$(24.4)

Other Data:
Cash dividends paid to NACCO	$—	$—	$5.0	$10.0	$5.0
Per share data:
Cash dividends(2)(3)	$1.075	$1.000	$2.250
Market value at December 31(2)	$73.20	$93.16	$48.80
Stockholders' equity at December 31(2)	$27.98	$26.91	$20.40

Actual shares outstanding at December 31(2)	16.241	16.714	16.732
Basic weighted average shares outstanding(1)	16.607	16.725	16.768	16.767	16.657
Diluted weighted average shares outstanding(1)	16.675	16.808	16.800	16.815	16.688
Total employees at December 31(4)	5,400	5,100	4,900	4,800	4,400

(1)
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

(2)	This information is only included for periods subsequent to the spin-off from NACCO.

(3)	Includes an extraordinary dividend of $2.00 per share paid to stockholders of the Company during the fourth quarter of 2012.
(4)    Excludes temporary employees.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

On December 18, 2014, the Company acquired Nuvera Fuel Cells, Inc. ("Nuvera"). Nuvera is a development-stage technology and product development company focused on fuel cell stacks and related systems. Nuvera is also focused on supporting on-site hydrogen production and dispensing systems that can deliver clean energy solutions to customers.
Competition in the materials handling industry is intense and is based primarily on strength and quality of distribution, brand loyalty, customer service, new lift truck sales prices, availability of products and aftermarket parts, comprehensive product line offerings, product performance, product quality and features and the cost of ownership over the life of the lift truck. The Company competes with several global lift truck manufacturers that operate in all major markets, as well as other niche companies. The lift truck industry also competes with alternative methods of materials handling, including conveyor systems and automated guided vehicle systems. The Company's aftermarket parts offerings compete with parts manufactured by other lift truck manufacturers as well as companies that focus solely on the sale of generic parts.
The Company is focused on gaining market share as well as improving margins on lift truck units through the introduction of new products and other strategic initiatives. The Company is strategically focused on growing its installed population base by increasing market share through these new products, which meet a broad range of market applications cost effectively, and through the enhancement of its independent dealer network and its marketing activities.
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
Product discounts: The Company records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. Lift truck sales revenue is recorded net of estimated discounts. The estimated discount amount is based upon historical trends for each lift truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, the Company offers special incentives to increase market share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained. If estimates of customer programs and incentives were one percent higher than the levels offered during 2014, the reserves for product discounts would increase and revenue would be reduced by $0.1 million. The Company's past results of operations have not been materially affected by a change in the estimate of product discounts and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.

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
Retirement benefit plans: The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. Pension benefits are frozen for all employees other than certain employees in the Netherlands. All other eligible employees, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans. The Company's policy is to periodically make contributions to fund the defined benefit pension plans within the range allowed by applicable regulations. The defined benefit pension plan assets consist primarily of publicly traded stocks and government and corporate bonds. There is no guarantee the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses.
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

The following illustrates the sensitivity of the net periodic benefit cost and projected benefit obligation to a 1% change in the discount rate or return on plan assets (in millions):

Assumption	Change	Increase (decrease) 2015 net pension expense	Increase (decrease) 2014 projected benefit obligation
Discount rate	1% increase	$(0.5)	$(30.5)
	1% decrease	0.4	33.4
Return on plan assets	1% increase	(2.1)	N/A
	1% decrease	2.1	N/A

See Note 9 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of the retirement benefit plans.
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
Self-insurance liabilities: The Company is generally self-insured for product liability, environmental liability and medical and workers’ compensation claims. For product liability, catastrophic insurance coverage is retained for potentially significant individual claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management’s judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, legal defense costs, inflation rates, medical costs and actual experience could cause estimates to change in the near term. Changes in any of these factors could materially change the estimates for these self-insurance obligations causing a related increase or decrease in reported net operating results in the period of change in the estimate.
Product warranties: The Company provides for the estimated cost of product warranties at the time revenues are recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, the warranty obligation is affected by product failure rates, labor costs and replacement component costs incurred in correcting a product failure. If actual product failure rates, labor costs or replacement component costs differ from the Company's estimates, which are based on historical failure rates and consideration of known trends, revisions to the estimate of the cost to correct product failures would be required. If the estimate of the cost to correct product failures were to increase by one percent over 2014 levels, the reserves for product warranties would increase and additional expense of $0.2 million would be incurred. The Company's past results of operations have not been materially affected by a change in the estimate of product warranties and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change the estimates in the future.
Deferred tax valuation allowances: The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. A valuation allowance has been provided against certain deferred tax assets related to non-U.S. and U.S. state jurisdictions including net operating and capital loss carryforwards. Management believes the valuation allowances are adequate after considering future taxable income, allowable carryforward periods and ongoing prudent and feasible tax planning strategies. In the event the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of the net recorded amount (including the valuation allowance), an adjustment to the valuation allowance would increase income in the period such determination was made. Conversely, should the Company determine that it would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance would be expensed in the period such determination was made. See "Financial Review - Income Taxes" and Note 6 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's income taxes.
Inventory reserves: The Company writes down inventory to the lower of cost or market, which includes an estimate for obsolescence or excess inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs. An impairment in value of one percent of net inventories would result in additional expense of approximately $3.4 million.
Allowances for doubtful accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $3.6 million.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Intangible assets: Intangible assets include the fair value of Nuvera's tradename, patents, engineering drawings and non-compete agreements as of the date of its acquisition. In accordance with accounting requirements, the Company will test intangible assets for impairment annually or more frequently as circumstances and events may warrant.

FINANCIAL REVIEW
The segment and geographic results of operations for the Company were as follows for the year ended December 31:

				Favorable / (Unfavorable) % Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Unit Shipments (in thousands)
Americas	57.6	56.4	48.2	2.1%	17.0%
Europe	22.9	23.0	22.8	(0.4)%	0.9%
Asia-Pacific	7.1	6.1	5.9	16.4%	3.4%
	87.6	85.5	76.9	2.5%	11.2%
Revenues
Americas	$1,866.9	$1,762.3	$1,563.7	5.9%	12.7%
Europe	686.3	695.4	677.9	(1.3)%	2.6%
Asia-Pacific	214.0	208.6	227.5	2.6%	(8.3)%
	$2,767.2	$2,666.3	$2,469.1	3.8%	8.0%
Gross Profit
Americas	$301.3	$318.1	$254.9	(5.3)%	24.8%
Europe	122.3	115.4	118.6	6.0%	(2.7)%
Asia-Pacific	24.1	27.5	29.7	(12.4)%	(7.4)%
	$447.7	$461.0	$403.2	(2.9)%	14.3%
Selling, general and administrative expenses
Americas	$194.1	$210.4	$179.2	7.7%	(17.4)%
Europe	96.2	91.6	87.0	(5.0)%	(5.3)%
Asia-Pacific	24.2	24.8	25.2	2.4%	1.6%
Nuvera	2.2	—	—	N/A	N/A
	$316.7	$326.8	$291.4	3.1%	(12.1)%
Operating profit (loss)
Americas	$124.9	$107.8	$75.6	15.9%	42.6%
Europe	26.2	23.8	31.6	10.1%	(24.7)%
Asia-Pacific	(0.1)	2.7	4.5	(103.7)%	(40.0)%
Nuvera	(2.2)	—	—	N/A	N/A
	$148.8	$134.3	$111.7	10.8%	20.2%

Interest expense	$3.9	$9.0	$12.4	56.7%	27.4%
Other income	$(5.2)	$(2.1)	$(5.8)	147.6%	(63.8)%
Income before income taxes	$150.1	$127.4	$105.1	17.8%	21.2%
Net income attributable to stockholders	$109.8	$110.0	$98.0	(0.2)%	12.2%
Effective income tax rate	26.6%	13.5%	6.7%

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

2014 Compared with 2013
The following table identifies the components of change in revenues for 2014 compared with 2013:

Revenues
2013	$2,666.3
Increase (decrease) in 2014 from:
Unit volume and product mix	98.5
Parts	24.6
Price	2.7
Other	(13.3)
Currency	(11.6)
2014	$2,767.2

Revenues increased 3.8% to $2,767.2 million in 2014 from $2,666.3 million in 2013. The improvement was primarily as a result of an increase in unit volumes and a shift in sales to higher-priced lift trucks in the Americas. In addition, revenues increased in 2014 compared with 2013 due to an increase in parts revenue in all geographic regions, and the favorable effect of unit price increases, primarily in the Americas, to offset the impact of weakness in the Brazilian real. The increase was partially offset by a decrease in other revenue, the effect of translating sales in foreign currencies to the U.S. dollar in all geographic regions and a shift in sales to lower-priced lift trucks in Europe. Worldwide new unit shipments increased in 2014 to 87,581 from shipments of 85,494 in 2013.
The following table identifies the components of change in operating profit for 2014 compared with 2013:

Operating Profit
2013	$134.3
Increase (decrease) in 2014 from:
Gross profit	(13.3)
Selling, general and administrative expenses	13.2
134.2
Gain on sale of assets	17.7
Nuvera acquisition	(3.1)
2014	$148.8

The Company recognized operating profit of $148.8 million in 2014 compared with operating profit of $134.3 million in 2013. Operating profit for 2014 includes a gain of $17.7 million related to the sale of the Brazil real estate and operating facility and costs of $3.1 million related to the acquisition of Nuvera. Excluding the gain on the sale of assets and Nuvera-related costs, the change in operating profit was primarily the result of lower gross profit primarily attributable to unfavorable foreign currency movements of $11.7 million, mainly in the Americas and Asia-Pacific, partially offset by currency movements in Europe. In addition, gross profit was affected by higher warranty expense as favorable adjustments in 2013 did not recur in 2014, a shift in sales mix to units with lower average profit margins, and higher U.S. health care costs. The decrease in gross profit was partially offset by an increase in parts and unit volumes and unit price increases mainly in the Americas to offset the impact of weakness in the Brazilian real and lower material costs in the Americas and Europe. Operating profit was favorably affected by lower selling, general and administrative expenses primarily due to lower incentive compensation estimates, of which $8.2 million related to non-cash equity compensation, partially offset by increased U.S. health care costs and an increase in the required non-cash charge related to the remeasurement of the Company's U.S. defined benefit pension plans for the settlement of a portion of these plans. This increase related to lump-sum payments for the defined benefit pension plans in 2014 compared with 2013.

The Company recognized net income attributable to stockholders of $109.8 million in 2014 compared with $110.0 million in 2013. Net income for 2013 included the release of $12.8 million of certain portions of previously recorded income tax

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

valuation allowances related to the Company's United Kingdom operations and a $2.8 million charge related to the write-off of deferred financing fees as a result of the repayment of the previous term loan agreement. See "Financial Review - Income Taxes" and Note 6 to the consolidated financial statements in this Annual Report on Form 10-K for additional information. Excluding these items, the change was mainly due to the items impacting operating profit noted above, lower interest expense from lower borrowings and lower interest rates.
Backlog
The following table outlines the Company's backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks:

	December 31, 2014	December 31, 2013	September 30, 2014
Units	28,100	28,200	26,800
Approximate sales value (in millions)	$711	$717	$710
2013 Compared with 2012
The following table identifies the components of change in revenues for 2013 compared with 2012:

Revenues
2012	$2,469.1
Increase (decrease) in 2013 from:
Unit volume and product mix	152.0
Unit price	22.1
Other	19.4
Parts	17.8
Currency	(14.1)
2013	$2,666.3

Revenues increased 8.0% to $2,666.3 million in 2013 from $2,469.1 million in 2012, primarily as a result of an increase in unit and parts volumes in the Americas from continued growth of the Americas market. In addition, price increases implemented in 2012 and 2013 mainly to offset the unfavorable effect of weakness in the Brazilian real favorably affected revenues. The increase in revenues was partially offset by unfavorable foreign currency movements, including the weakening of the Brazilian real and Australian dollar against the U.S. dollar, as well as an unfavorable shift in sales to lower-priced products, primarily in the Americas. Worldwide new unit shipments increased in 2013 to 85,494 from shipments of 76,917 in 2012.
The following table identifies the components of change in operating profit for 2013 compared with 2012:

Operating Profit
2012	$111.7
Increase (decrease) in 2013 from:
Gross profit	57.8
Selling, general and administrative expenses	(35.2)
2013	$134.3

The Company recognized operating profit of $134.3 million and operating margin of 5.0% in 2013 compared with operating profit of $111.7 million and operating margin of 4.5% in 2012. The increases in operating profit and operating margin were primarily due to improved gross profit as a result of the increase in unit and parts volumes and the favorable effect of price increases, primarily in the Americas. These improvements in operating profit were partially offset by $9.5 million of unfavorable foreign currency movements, primarily in Europe. Gross margin improved to 17.3% in 2013 from 16.3% in 2012.

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

The Company recognized net income attributable to stockholders of $110.0 million in 2013 compared with $98.0 million in 2012. The increase was primarily the result of the factors affecting operating profit, partially offset by higher income tax rates as a result of previously released income tax valuation allowances related to the Company's United Kingdom, U.S. state and Australian operations. During the second quarter of 2013, the Company released $12.9 million of previously recorded income tax valuation allowances related to the Company's United Kingdom operations. During 2012, the Company released $10.7 million of certain portions of previously recorded valuation allowances related to the Company's U.S. state and Australian deferred tax assets and $1.7 million of deferred tax liabilities provided for unremitted non-U.S. earnings. See "Financial Review - Income Taxes" and Note 6 to the consolidated financial statements in this Annual Report on Form 10-K for additional information. In addition, the Company recorded a $2.8 million charge in 2013 related to the write-off of deferred financing fees as a result of the repayment of the previous term loan agreement, which was offset by lower interest expense from lower borrowings and lower interest rates.
Income taxes
The income tax provision includes U.S. federal, state and local, and non-U.S. income taxes. In determining the effective income tax rate, the Company analyzes various factors, including annual earnings, the laws of taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits, net operating loss carryforwards and capital loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain items with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the effective income tax rate.
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
The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required. The Company's operations emerged from a three-year cumulative loss with respect to its Australian, certain European and U.S. taxing jurisdictions during 2012. The Company evaluated all the evidence with respect to the realization of the deferred tax assets in these taxing jurisdictions. Based upon the scheduling of deferred temporary differences, the projection of future taxable income in each taxing jurisdiction and the assessment of economic risks impacting each of these specific geographic regions, the Company determined that certain portions of both the U.S. state and Australian deferred tax assets were realizable and met the more likely than not threshold for a release of the associated valuation allowance during 2012. Accordingly, the Company released $10.7 million of its valuation allowance during 2012. During 2013, the Company determined that its United Kingdom deferred tax assets met the more likely than not threshold required for realization based upon the anticipated timing of deferred temporary differences, the continuing trend of earnings, the projection of future taxable income, and the improving assessment of the economic environment affecting the Company’s European operations. Accordingly, the Company released $12.8 million of its United Kingdom valuation allowance during 2013.

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
A reconciliation of the consolidated federal statutory and effective income tax is as follows for the years ended December 31:

	2014	2013	2012
Income before income taxes	$150.1	$127.4	$105.1
Gain on sale of Brazil plant	17.7	—	—
	$132.4	$127.4	$105.1
Statutory taxes at 35%	$46.3	$44.6	$36.8
Permanent adjustments:
Non-U.S. rate differences	(9.5)	(11.8)	(9.6)
Valuation allowance	(0.4)	1.6	(9.0)
State income taxes	3.2	1.8	1.8
Other	(1.3)	(1.9)	(1.2)
	$(8.0)	$(10.3)	$(18.0)
Discrete items:
Valuation allowance	(1.1)	(13.7)	(10.7)
Provision to return adjustments	(2.1)	(0.4)	(0.5)
Other	(1.4)	(3.0)	(0.6)
	$(4.6)	$(17.1)	$(11.8)
Income tax expense on gain on sale of Brazil plant	6.2	—	—
Income tax provision	$39.9	$17.2	$7.0
Effective income tax rate	26.6%	13.5%	6.7%

The Company's effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of income taxed in non-U.S. jurisdictions as well as state income taxes. During 2013 and 2012, the income tax rate also included the utilization of valuation allowances against current earnings, primarily in U.S. state, United Kingdom and Australian taxing jurisdictions.
In addition, the effect of discrete items was as follows:
During 2014, the Company recognized discrete tax items from provision to return adjustments primarily related to certain foreign earnings and repatriations and the effect of U.S. tax deductions for manufacturing activities. In addition, during 2014, the Company recognized a gain on the sale of real estate and an operating facility in Brazil of $17.7 million, and related income tax expense of $6.2 million. The income tax expense related to the gain was considered an unusual and non-recurring transaction and excluded from the computation of the estimated effective annual income tax rate for interim periods.
During 2013, the Company determined that its United Kingdom deferred tax assets met the more likely than not threshold for recognition which resulted in the release of valuation allowance against those deferred tax assets. In addition, the Company released an additional portion of the valuation allowance related to its U.S. state deferred tax assets due to improvements in the expected realization of these deferred tax assets. Also during 2013, the Company recognized discrete tax items for the settlement of certain U.S. income tax audits and a reduction in uncertain tax positions as a result of the lapse of the applicable statutes of limitation in certain non-U.S. taxing jurisdictions.
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
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

See Note 6 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2014	2013	Change
Operating activities:
Net income	$110.2	$110.2	$—
Depreciation and amortization	29.7	30.2	(0.5)
Gain on sale of assets	(17.8)	(0.1)	(17.7)
Stock-based compensation	6.0	14.2	(8.2)
Dividends from unconsolidated affiliates	—	6.8	(6.8)
Other	4.0	9.6	(5.6)
Working capital changes, excluding the effect of business acquisitions	(32.1)	(18.0)	(14.1)
Net cash provided by operating activities	100.0	152.9	(52.9)

Investing activities:
Expenditures for property, plant and equipment	(48.5)	(36.5)	(12.0)
Business acquisition, net of cash acquired	(3.9)	—	(3.9)
Other	8.0	10.4	(2.4)
Net cash used for investing activities	(44.4)	(26.1)	(18.3)

Cash flow before financing activities	$55.6	$126.8	$(71.2)

Net cash provided by operating activities decreased $52.9 million in 2014 compared with 2013. The decrease was primarily a result of the adjustment to net income for the gain on the sale of the real estate and operating facility in Brazil, lower stock-based compensation and the absence of dividends received from an unconsolidated affiliate in 2013. In addition, working capital changed by $14.1 million primarily due to a decrease in accounts payable, partially offset by a smaller increase in accounts receivable during 2014 compared with 2013. The decrease in accounts payable was primarily the result of lower anticipated unit volume in Europe and the timing of shipments in the Americas. Accounts receivable decreased mainly as a result of a change in the timing of receipts from customers in Europe.

The increase in net cash used for investing activities during 2014 compared with 2013 is mainly the result of expenditures for the new facility in Brazil and the acquisition of Nuvera. The cash consideration paid for the acquisition of Nuvera will be finalized with the seller and is subject to a customary working capital adjustment. See Note 19 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of the Nuvera acquisition. Other investing activities included the receipt of a $9.9 million deposit related to the sale of the Brazil real estate and operating facility in 2013 and $8.2 million of proceeds received in 2014 when the sale was finalized. See Note 18 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of the Brazil facility.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2014	2013	Change
Financing Activities:
Net reductions of long-term debt and revolving credit agreements	$(44.3)	$(81.8)	$37.5
Cash dividends paid	(17.8)	(16.7)	(1.1)
Purchase of treasury stock	(48.2)	(3.0)	(45.2)
Financing fees paid	—	(2.9)	2.9
Other	(0.2)	—	(0.2)
Net cash used for financing activities	$(110.5)	$(104.4)	$(6.1)

The increase in net cash used for financing activities during 2014 compared with 2013 was primarily the result of higher repurchases of the Company's stock, partially offset by lower repayments of borrowings in 2014 compared with 2013.
Financing Activities

The Company has a $220.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in December 2018. There were no borrowings outstanding under the facility at December 31, 2014. The excess availability under the Facility, at December 31, 2014, was $212.9 million, which reflects reductions of $7.1 million for letters of credit. The Facility consists of a U.S. revolving credit facility in the initial amount of $120.0 million and a non-U.S. revolving credit facility in the initial amount of $100.0 million. The Facility can be increased up to $320.0 million over the term of the agreement in minimum increments of $25.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Facility was $540 million as of December 31, 2014.

Borrowings bear interest at a floating rate that can be a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective December 31, 2014, for U.S. base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margins, effective December 31, 2014, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable LIBOR interest rates under the Facility on December 31, 2014 were 1.69% and 1.50% for the U.S. and non-U.S facility, respectively, including the applicable floating rate margin. The Facility also requires the payment of a fee of 0.375% per annum on the unused commitment as of December 31, 2014.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the borrowers subject to certain thresholds, as defined in the Facility, and limits the payment of dividends. If the minimum availability threshold, as defined in the Facility, is greater than fifteen percent for both total and U.S. revolving credit facilities, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the Facility, is greater than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the U.S. revolver commitments, as defined in the Facility. At December 31, 2014, the Company was in compliance with the covenants in the Facility.

In addition, the Company had other borrowings outstanding of approximately $19.2 million at December 31, 2014. In addition to the excess availability under the Facility, the Company had remaining availability of $41.7 million related to other non-U.S. revolving credit agreements.

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
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Contractual Obligations, Contingent Liabilities and Commitments
Following is a table summarizing the contractual obligations as of December 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
Other debt	19.2	14.1	1.3	1.3	1.3	1.2	—
Variable interest payments on other debt	1.4	0.8	0.3	0.2	0.1	—	—
Capital lease obligations including principal and interest	13.0	5.9	3.5	2.0	1.2	0.4	—
Operating leases	58.7	17.3	13.3	10.3	7.9	4.7	5.2
Purchase and other obligations	486.2	476.9	5.5	2.7	1.1	—	—
Total contractual cash obligations	$578.5	$515.0	$23.9	$16.5	$11.6	$6.3	$5.2

The Company has a contingent consideration arrangement which requires the Company to pay additional consideration to Nuvera's selling shareholders for payments based on future deployment of certain elements of the acquired technology. The fair value of the contingent consideration arrangement at December 31, 2014 was $2.1 million. The actual payments related to the contingent consideration arrangement can vary significantly each year due to changes in the actual results of Nuvera, as a result, the contingent consideration arrangement has not been included in the table above.
The Company has a long-term liability of approximately $4.5 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2014. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of the Company's audits.
An event of default, as defined in the agreements governing the Facility, other revolving credit facilities, and in operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated under these agreements.
The Company's interest payments are calculated based upon the anticipated payment schedule and the December 31, 2014 LIBOR rate and applicable margins, as defined in other debt agreements. A 1/8% increase in the LIBOR rate would increase the Company's estimated total interest payments on other debt by less than $0.1 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.

Pension funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company's funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. The Company expects to contribute approximately $3.0 million to its non-U.S. pension plans in 2015. No contributions to the Company's U.S. pension plans are expected in 2015.

In addition, the Company has recourse and repurchase obligations with a maximum undiscounted potential liability of $176.1 million at December 31, 2014. Recourse and repurchase obligations primarily represent contingent liabilities assumed by the Company to support financing agreements made between the Company's customers and third-party finance companies for the customer’s purchase of lift trucks from the Company. For these transactions, the Company or a third-party finance company retains a perfected security interest in the lift truck, such that the Company would take possession of the lift truck in the event it would become liable under the terms of the recourse and repurchase obligations. Generally, these commitments are due upon demand in the event of default by the customer. The security interest is normally expected to equal or exceed the amount of the commitment. To the extent the Company would be required to provide funding as a result of these commitments, the Company believes the value of its perfected security interest and amounts available under existing credit facilities are adequate to meet these commitments in the foreseeable future.
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
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

recourse or repurchase obligations were not significant at December 31, 2014 and reserves have been provided for such losses in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. See also “Related Party Transactions” below.
Capital Expenditures
Planned expenditures of $54.6 million in 2015 are primarily for product development, improvements at manufacturing locations, improvements to information technology infrastructure and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing. Actual expenditures were $48.5 million in 2014 and $36.5 million in 2013.
Capital Structure

	December 31
	2014	2013	Change
Cash and cash equivalents	$111.4	$175.7	$(64.3)
Other net tangible assets	372.0	344.7	27.3
Intangible assets	4.1	—	4.1
Net assets	487.5	520.4	(32.9)
Total debt	(31.5)	(69.5)	38.0
Total equity	$456.0	$450.9	$5.1
Debt to total capitalization	6%	13%	(7)%
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
Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster® and Yale® lift trucks from dealers, and directly from the Company, such that NFS could provide retail lease financing to customers, for the years ended December 31, 2014, 2013 and 2012 were $465.9 million, $417.0 million and $395.3 million, respectively. Of these amounts, $94.6 million, $81.5 million and $72.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, were invoiced directly from the Company to NFS so that the customer could obtain operating lease financing from NFS. Amounts receivable from NFS were $7.9 million and $4.6 million at December 31, 2014 and 2013, respectively.
Under the terms of the joint venture agreement with GECC, the Company provides recourse for wholesale financing provided by NFS to the Company's dealers. Additionally, the credit quality of a customer or concentration issues within GECC may require providing recourse or repurchase obligations for lift trucks purchased by customers and financed through NFS. At December 31, 2014, approximately $154.3 million of the Company’s total recourse or repurchase obligations of $176.1 million related to transactions with NFS. The Company has reserved for losses under the terms of the recourse or repurchase obligations in its consolidated financial statements. Historically, the Company has not had significant losses with respect to these obligations. During 2014, 2013 and 2012, the net losses resulting from customer defaults did not have a material impact on the Company’s results of operations or financial position.
In connection with the joint venture agreement, the Company also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that the Company would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2014, loans from GECC to NFS totaled $844.0 million. Although the Company's contractual guarantee was $168.8 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which the Company guarantees $154.3 million. Excluding the $154.3 million of NFS receivables guaranteed by the Company from NFS’ loans to GECC, the Company’s incremental obligation as a result of this guarantee to GECC is $144.0 million, which is secured by

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

20% of NFS' customer receivables and other secured assets of $204.1 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, the Company is not aware of any circumstances that would cause NFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at December 31, 2014:

	NFS	Total
Total recourse or repurchase obligations	$154.3	$176.1
Less: exposure limited for certain dealers	39.9	39.9
Plus: 7.5% of original loan balance	7.2	7.2
	121.6	143.4
Incremental obligation related to guarantee to GECC	144.0	144.0
Total exposure related to guarantees	$265.6	$287.4
In addition to providing financing to the Company’s dealers, NFS provides operating lease financing to the Company. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain customers whereby the Company sells lift trucks to NFS, leases these lift trucks back under an operating lease agreement and then subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $13.3 million and $6.5 million at December 31, 2014 and 2013, respectively. In addition, the Company provides certain subsidies to its dealers that are paid directly to NFS. Total subsidies were $1.9 million, $1.7 million and $1.5 million for 2014, 2013 and 2012, respectively.
The Company provides certain services to NFS for which it receives compensation under the terms of the joint venture agreement. These services consist primarily of administrative functions and remarketing services. Total income recorded by the Company related to these services was $12.0 million in 2014, $15.6 million in 2013 and $14.1 million in 2012.
The Company has a 50% ownership interest in Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a limited liability company that was formed in 1970 primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, the Company accounts for its ownership in SN using the equity method of accounting. The Company purchases, under normal trade terms based on current market prices, products from SN for sale outside of Japan. In 2014, 2013 and 2012, purchases from SN were $70.7 million, $78.7 million and $86.0 million, respectively. Amounts payable to SN at December 31, 2014 and 2013 were $18.4 million and $20.8 million, respectively.
Additionally, the Company recognized income of $1.1 million, $1.3 million and $1.3 million during 2014, 2013 and 2012, respectively, for payments from SN for use of technology developed by the Company.
OUTLOOK

Lift Truck Outlook

Growth rates for the global lift truck market are expected to decelerate in 2015, resulting in nominal growth compared with 2014. In 2015, modest growth is expected in the Western Europe, Asia-Pacific and China markets. The Americas, Eastern Europe and Middle East and Africa markets are expected to be relatively flat and a modest decline is expected in the Japanese market after increasing close to 10 percent during 2014.

Despite these mixed market conditions, the Company expects a moderate increase in unit shipments and parts volumes and, as a result of the continued execution of the Company's strategic initiatives and anticipated market share gains, increased sales in 2015 compared with 2014. The increase in unit shipments in 2015 is expected to be driven by Europe and North America, with moderate increases in Asia-Pacific. Unit shipments in Brazil are expected to increase in 2015 from low 2014 levels. The increase in revenues is expected to be partially offset by a shift in sales mix to lower-priced lift trucks.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The Company expects material costs in 2015 to increase marginally compared with 2014 but these costs are expected to be fully offset by price increases. Although commodity costs have remained relatively stable during 2014, these markets, particularly steel, remain volatile and sensitive to changes in the global economy. The Company will continue to monitor commodity costs, economic conditions, currency movements and the resulting effects on costs and pricing, and will take appropriate pricing actions, if necessary.

After excluding the $17.7 million gain on sale of the Brazil plant realized in 2014, the Company expects the 2015 lift truck segment operating profit to be similar to 2014. However, substantially lower operating profit is anticipated in the first half of 2015, primarily as a result of higher costs and manufacturing inefficiencies expected in the first quarter from the transition to a new plant in Brazil, and lower operating results in Europe in the second quarter. These declines are expected to be offset by improvements in the second half of the year. Overall, anticipated increases in unit shipments and parts sales are expected to be offset by increases in employee-related expenses, including incentive compensation estimates, as well as the higher manufacturing and operating costs associated with the transition to the new Brazil plant and the roll out of global manufacturing information technology systems in 2015. Excluding the gain on sale of the Brazil plant, 2015 net income in the lift truck business is expected to decline moderately from 2014. This decline is primarily due to higher income tax expense resulting from non-recurring tax benefits received in 2014 and a higher effective income tax rate attributable to an anticipated increase in the portion of the Company's income in the Americas operations, which have a higher tax rate, in 2015 compared with 2014.

Full year 2015 lift truck operating profit in the Americas segment, which includes the North America, Latin America and Brazil markets, is expected to increase compared with 2014, excluding the gain on sale of the Brazil facility. The first half of the year, and particularly the first quarter, is expected to be down compared with 2014, primarily as a result of the move to the new Brazil plant by the end of the first quarter of 2015. As production at the new Brazil plant ramps up, improvements in operating profit are expected in the second half of the year. Lift truck operating profit in the Europe segment, which includes the Middle East and Africa markets, is expected to decrease in 2015 compared with 2014 as a result of pricing pressures, unfavorable foreign currency movements and costs associated with market share gain initiatives. Asia-Pacific operating results are expected to increase compared with 2014 primarily as a result of the anticipated favorable effect of improved pricing and an anticipated increase in unit volumes, despite higher expenses expected from market share gain initiatives.

Cash flow before financing activities in the lift truck business is expected to improve in 2015 compared with 2014 due to moderated working capital requirements.

The Company remains focused on gaining market share over time by implementing its five strategic initiatives: (1) understanding customer needs at the product and aftermarket levels, (2) offering the lowest cost of ownership by utilizing the Company's understanding of customers' major cost drivers and developing solutions that consistently lower cost of ownership and create a differentiated competitive position, (3) enhancing independent distribution, (4) improving the Company's warehouse market position, and (5) expanding in Asian markets by offering products aimed at the needs of these markets, enhancing Asia distribution and focusing on strategic alliances with local partners.

To meet the specific application needs of its customers, the Company is focusing on developing utility, standard and premium products, or adding enhancements to existing products, to meet customers’ needs. To this end, development programs or enhancements to existing products are underway for its electric-rider, warehouse, internal combustion engine and big truck product lines. In addition, stricter diesel emission regulations for new trucks began to go into effect in 2011 and will be fully in effect by the end of 2015 in certain global markets. The Company has launched and expects to continue to launch lift truck series over this period that will meet these new emission requirements.

All of these new products and upgraded products are expected to help increase market share, to improve revenues and to enhance operating margins in 2015.

Nuvera Outlook

The Company believes the fuel cell market for lift trucks has significant growth opportunities but further work is needed to commercialize the Nuvera technology. As a result, the Company expects a net loss of approximately $13 to $15 million at its Nuvera business in 2015 as Nuvera focuses on commercializing its fuel cell research and technology and integrating this

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

technology into the Company's lift truck product range. Incremental revenues are expected to start being realized around the end of 2015 as Nuvera expects to commercialize certain products which can be substituted for lead-acid batteries and introduce them to the market. The Company expects to spend up to $40 to $50 million pre-tax over the next two to three years for additional research and development to commercialize Nuvera's technology broadly and to reach break-even.

The Company views the purchase of Nuvera as an opportunity to support four of the Company's core strategic initiatives including meeting customer needs, providing lowest cost of ownership, enhancing its independent distribution and increasing its presence in the warehouse products market. This acquisition also provides the Company with the ability to own, rather than buy, a potential key, long-term strategic component for its lift trucks. It also may provide the Company with the ability to participate actively in the growing fuel cell market and expand the Company's offering of best-in-class energy solutions to customers by integrating fuel cells with lift trucks in a way that is expected to optimize the performance and energy efficiency of the combined system. This, in conjunction with the Company's capability to provide full life cycle maintenance, service and fueling requirements, is expected to provide the Company with an opportunity to meet customers' needs and offer a low overall cost of ownership alternative. Nuvera's PowerTap® hydrogen generator appliance, which makes fuel-cell grade hydrogen, is in commercial production today and is being used on a limited basis. Nuvera will continue to sell the PowerTap® appliances, but will also focus on enhancing its Orion® fuel cell technology, which is expected to be used in its PowerEdge® fuel cell stack. The PowerEdge® fuel cell stack is a battery replacement box and is anticipated to be in production and available in late 2015 or early 2016. Nuvera also continues to focus on plans to create an integrated fuel cell power solution to be released in future years.

RECENTLY ISSUED ACCOUNTING STANDARDS

For information regarding recently issued accounting standards refer to Note 2 to the Consolidated Financial Statements in this Form 10-K.

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

FORWARD-LOOKING STATEMENTS

The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) reduction in demand for lift trucks and related aftermarket parts and service on a global basis, (2) the ability of dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (3) the political and economic uncertainties in Eastern Europe and Brazil, (4) customer acceptance of pricing, (5) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (6) exchange rate fluctuations, changes in non-U.S. import tariffs and monetary policies and other changes in the regulatory climate in the non-U.S. countries in which the Company operates and/or sells products, (7) delays in manufacturing and delivery schedules, (8) bankruptcy of or loss of major dealers, retail customers or suppliers, (9) customer acceptance of, changes in the costs of, or delays in the development of new products, (10) introduction of new products by, or more favorable product pricing offered by, competitors, (11) product liability or other litigation, warranty claims or returns of products, (12) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (13) changes mandated by federal, state and other regulation, including health, safety or

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

environmental legislation, (14) delays in or increased costs associated with the Brazil plant construction and relocation, (15) the successful commercialization of Nuvera's technology and integration of the acquisition, and (16) the introduction of a more accepted product to the market by a competitor, making the Nuvera technology less marketable.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
The Company has entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. To reduce the exposure to changes in the market rate of interest, the Company has entered into interest rate swap agreements for a significant portion of its anticipated future floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. See also Note 8 to the Consolidated Financial Statements in this Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair value of the Company's interest rate swap agreements was a net asset of $0.3 million at December 31, 2014. A hypothetical 10% decrease in interest rates would cause a decrease in the fair value of interest rate swap agreements and the resulting fair value would be an asset of $0.2 million.
FOREIGN CURRENCY EXCHANGE RATE RISK
The Company operates internationally and enters into transactions denominated in foreign currencies. As such, the Company's financial results are subject to the variability that arises from exchange rate movements. The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within 36 months and require the companies to buy or sell euros, Japanese yen, British pounds, Swedish kroner, Mexican pesos, Brazilian real and Australian dollars for its functional currency at rates agreed to at the inception of the contracts. The fair value of these contracts was a net liability of $5.6 million at December 31, 2014. See also Note 8 to the Consolidated Financial Statements in this Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at December 31, 2014, the fair value of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would be decreased by $22.5 million compared with the fair value at December 31, 2014. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the revaluation of the underlying receivables and payables.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Form 10-K and is hereby incorporated herein by reference to such information.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2014.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of the Company's management, including the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures were effective. Management has excluded Nuvera from its assessment of the Company's disclosure controls and procedures because it was acquired on December 18, 2014.
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014. As noted above in our evaluation of disclosure controls and procedures, management has excluded Nuvera from its assessment of the effectiveness of the Company's internal control over financial reporting. Nuvera represented 1.5% of the Company's total assets as of December 31, 2014. Nuvera did not have any revenues for the year ended December 31, 2014. The Company's effectiveness of internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and is incorporated herein by reference.
Changes in internal control: During the fourth quarter of 2014, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company acquired Nuvera on December 18, 2014, and is currently in the process of integrating Nuvera's operations, processes and internal controls. See Note 19 to the Consolidated Financial Statements for additional information regarding the acquisition.

Item 9B. OTHER INFORMATION
None
PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2015 Proxy Statement under the subheadings “Part Two — Proposal to be Voted on at the 2015 Annual Meeting — Election of Directors (Proposal 1) — Director Nominee Information,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2015 Proxy Statement under the heading “Part One — Corporate Governance Information — Directors’ Meetings and Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers and holders of more than ten percent of the Company's equity securities will be set forth in the 2015 Proxy Statement under the subheading “Part Two — Proposal to be Voted on at the 2015 Annual Meeting — Election of Directors (Proposal 1) — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
Information regarding the executive officers of the Company is included in this Form 10-K as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
Information with respect to compensation committee interlocks and insider participation in compensation decisions will be set forth in the 2015 Proxy Statement under the heading "Part One — Corporate Governance Information — Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.
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

Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2015 Proxy Statement under the subheadings “Part Two — Proposal to be Voted on at the 2015 Annual Meeting — Election of Directors (Proposal 1) — Director Compensation” and “— Executive Compensation,” which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2015 Proxy Statement under the heading “Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2014 with respect to our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Class A Shares:	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	N/A	752,569
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	752,569
Class B Shares:
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	—

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to director independence, certain relationships and related transactions will be set forth in the 2015 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Directors’ Meetings and Committees” and “— Certain Business Relationships,” which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2015 Proxy Statement under the heading “Business to be Transacted — 2. Confirmation of Appointment of the Independent Registered Public Accounting Firm of the Company for the Current Fiscal Year,” which information is incorporated herein by reference.

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

February 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr.	Chairman, President and Chief Executive Officer (principal executive officer), Director	February 19, 2015
Alfred M. Rankin, Jr.

/s/ Kenneth C. Schilling	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 19, 2015
Kenneth C. Schilling

* J.C. Butler, Jr.	Director	February 19, 2015
J.C. Butler, Jr.

* Carolyn Corvi	Director	February 19, 2015
Carolyn Corvi

* John P. Jumper	Director	February 19, 2015
John P. Jumper

* Dennis W. LaBarre	Director	February 19, 2015
Dennis W. LaBarre

* F. Joseph Loughrey	Director	February 19, 2015
F. Joseph Loughrey

* Claiborne R. Rankin	Director	February 19, 2015
Claiborne R. Rankin

* Michael E. Shannon	Director	February 19, 2015
Michael E. Shannon

* John M. Stropki	Director	February 19, 2015
John M. Stropki

* Britton T. Taplin	Director	February 19, 2015
Britton T. Taplin

* Eugene Wong	Director	February 19, 2015
Eugene Wong

* Kenneth C. Schilling, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Kenneth C. Schilling	February 19, 2015
Kenneth C. Schilling, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2014
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Hyster-Yale Materials Handling, Inc.
We have audited the accompanying consolidated balance sheets of Hyster-Yale Materials Handling, Inc. and Subsidiaries (collectively “the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 19, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Hyster-Yale Materials Handling, Inc.
We have audited Hyster-Yale Materials Handling, Inc. and Subsidiaries' (collectively "the Company") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management's report on internal control over financial reporting in Item 9A of the Form 10-K. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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

As indicated in the accompanying management's report on internal control over financial reporting in Item 9A of the Form 10-K, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Nuvera Fuel Cells, Inc. (Nuvera), which is included in the 2014 consolidated financial statements of the Company and constituted 1.5% of total assets as of December 31, 2014 and 0% and 1.3% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Nuvera.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2014 of the Company and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 19, 2015

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2014	2013	2012
	(In millions, except per share data)
Revenues	$2,767.2	$2,666.3	$2,469.1
Cost of sales	2,319.5	2,205.3	2,065.9
Gross Profit	447.7	461.0	403.2
Operating Expenses
Selling, general and administrative expenses	316.7	326.8	291.4
(Gain) loss on the sale of assets	(17.8)	(0.1)	0.1
	298.9	326.7	291.5
Operating Profit	148.8	134.3	111.7
Other (income) expense
Interest expense	3.9	9.0	12.4
Income from unconsolidated affiliates	(5.6)	(3.9)	(5.6)
Loss on debt extinguishment	—	2.8	—
Other, net	0.4	(1.0)	(0.2)
	(1.3)	6.9	6.6
Income Before Income Taxes	150.1	127.4	105.1
Income tax provision	39.9	17.2	7.0
Net Income	110.2	110.2	98.1
Net income attributable to noncontrolling interest	(0.4)	(0.2)	(0.1)
Net Income Attributable to Stockholders	$109.8	$110.0	$98.0

Basic Earnings per Share Attributable to Stockholders	$6.61	$6.58	$5.84
Diluted Earnings per Share Attributable to Stockholders	$6.58	$6.54	$5.83
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2014	2013	2012
	(In millions)
Net Income	$110.2	$110.2	$98.1
Other comprehensive income (loss)
Foreign currency translation adjustment	(41.7)	(11.9)	(1.5)
Current period cash flow hedging activity, net of $6.4 tax benefit in 2014, net of $0.2 tax benefit in 2013 and net of $3.3 tax expense in 2012	(3.8)	(6.2)	4.1
Reclassification of hedging activities into earnings, net of $2.5 tax expense in 2014, net of $1.5 tax benefit in 2013 and net of $1.7 tax expense in 2012	3.7	2.8	(5.9)
Current period pension adjustment, net of $3.6 tax benefit in 2014, net of $7.1 tax expense in 2013 and net of $2.2 tax benefit in 2012	(7.0)	14.2	(11.4)
Reclassification of pension into earnings, net of $1.5 tax expense in 2014, net of $1.7 tax expense in 2013 and net of $1.1 tax expense in 2012	3.7	5.1	6.3
Comprehensive Income	$65.1	$114.2	$89.7
Other comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	(0.4)	(0.2)	(0.1)
Comprehensive Income Attributable to Stockholders	$64.7	$114.0	$89.6
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2014	2013
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$111.4	$175.7
Accounts receivable, net of allowances of $10.9 in 2014 and $10.2 in 2013	357.7	359.3
Inventories, net	342.5	330.6
Deferred income taxes	20.8	18.0
Prepaid expenses and other	34.6	38.0
Total Current Assets	867.0	921.6
Property, Plant and Equipment, Net	179.8	164.2
Intangible Assets	4.1	—
Long-term Deferred Income Taxes	11.4	10.2
Investment in Unconsolidated Affiliates	39.6	36.7
Other Non-current Assets	18.9	28.6
Total Assets	$1,120.8	$1,161.3
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$331.6	$340.3
Accounts payable, affiliates	18.4	20.8
Revolving credit facilities	—	39.0
Current maturities of long-term debt	19.5	23.8
Accrued payroll	57.2	57.3
Accrued warranty obligations	32.3	28.9
Other current liabilities	94.5	99.7
Total Current Liabilities	553.5	609.8
Long-term Debt	12.0	6.7
Self-insurance Liabilities	18.6	20.6
Pension and other Postretirement Obligations	24.6	25.4
Other Long-term Liabilities	56.1	47.9
Total Liabilities	664.8	710.4
Stockholders’ Equity
Common stock:
Class A, par value $0.01 per share, 12,277,148 shares outstanding (2013 - 12,689,454 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,964,082 shares outstanding (2013 - 4,024,630 shares outstanding)	0.1	0.1
Capital in excess of par value	324.1	320.6
Treasury stock	(49.1)	(3.4)
Retained earnings	280.4	188.4
Accumulated other comprehensive loss	(101.1)	(56.0)
Total Stockholders’ Equity	454.5	449.8
Noncontrolling Interest	1.5	1.1
Total Equity	456.0	450.9
Total Liabilities and Equity	$1,120.8	$1,161.3
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2014	2013	2012
	(In millions)
Operating Activities
Net income	$110.2	$110.2	$98.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.7	30.2	28.0
Amortization of deferred financing fees	1.2	1.9	1.9
Deferred income taxes	1.8	(9.6)	(13.6)
(Gain) loss on sale of assets	(17.8)	(0.1)	0.1
Stock-based compensation	6.0	14.2	1.3
Loss on debt extinguishment	—	2.8	—
Dividends from unconsolidated affiliates	—	6.8	4.5
Other non-current liabilities	0.7	8.5	(2.4)
Other	0.3	6.0	(9.0)
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	(8.5)	(42.0)	27.2
Inventories	(28.8)	(27.1)	0.4
Other current assets	1.0	(2.1)	(1.8)
Accounts payable	4.7	56.2	(5.0)
Other liabilities	(0.5)	(3.0)	(1.0)
Net cash provided by operating activities	100.0	152.9	128.7
Investing Activities
Expenditures for property, plant and equipment	(48.5)	(36.5)	(19.8)
Proceeds from the sale of assets	8.7	0.5	0.3
Business acquisitions, net of cash acquired	(3.9)	—	—
Other	(0.7)	9.9	—
Net cash used for investing activities	(44.4)	(26.1)	(19.5)
Financing Activities
Additions to long-term debt	31.1	33.9	151.9
Reductions of long-term debt	(37.1)	(154.2)	(243.0)
Net additions (reductions) to revolving credit agreements	(38.3)	38.5	—
Cash dividends paid	(17.8)	(16.7)	(37.8)
Cash dividends paid to NACCO	—	—	(5.0)
Financing fees paid	—	(2.9)	(6.8)
Stock issuance costs	—	—	(1.5)
Purchase of treasury stock	(48.2)	(3.0)	(2.2)
Other	(0.2)	—	—
Net cash used for financing activities	(110.5)	(104.4)	(144.4)
Effect of exchange rate changes on cash	(9.4)	2.0	1.6
Cash and Cash Equivalents
Increase (decrease) for the year	(64.3)	24.4	(33.6)
Balance at the beginning of the year	175.7	151.3	184.9
Balance at the end of the year	$111.4	$175.7	$151.3
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In millions)
Balance, January 1, 2012	$—	$—	$—	$350.8	$(2.9)	$14.7	$3.3	$(69.6)	$296.3	$0.8	$297.1
Issuance of common stock	0.1	0.1	—	—	—	—	—	—	0.2	—	0.2
Stock-based compensation	—	—	—	1.3	—	—	—	—	1.3	—	1.3
Capital contribution from NACCO	—	—	—	0.6	—	—	—	—	0.6	—	0.6
Stock issuance costs	—	—	—	(1.7)	—	—	—	—	(1.7)	—	(1.7)
Purchase of treasury stock	—	—	(2.2)	—	—	—	—	—	(2.2)	—	(2.2)
Net income attributable to stockholders	—	—	—	—	98.0	—	—	—	98.0	—	98.0
Cash dividends to NACCO	—	—	—	(5.0)	—	—	—	—	(5.0)	—	(5.0)
Cash dividends on Class A and Class B common stock: $2.25 per share	—	—	—	(37.8)	—	—	—	—	(37.8)	—	(37.8)
Current period other comprehensive income (loss)	—	—	—	—	—	(1.5)	4.1	(11.4)	(8.8)	—	(8.8)
Reclassification adjustment to net income	—	—	—	—	—	—	(5.9)	6.3	0.4	—	0.4
Noncontrolling interest income	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, December 31, 2012	$0.1	$0.1	$(2.2)	$308.2	$95.1	$13.2	$1.5	$(74.7)	$341.3	$0.9	$342.2

Stock-based compensation	—	—	—	14.2	—	—	—	—	14.2	—	14.2
Shares issued under stock compensation plans	—	—	1.8	(1.8)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(3.0)	—	—	—	—	—	(3.0)	—	(3.0)
Net income attributable to stockholders	—	—	—	—	110.0	—	—	—	110.0	—	110.0
Cash dividends on Class A and Class B common stock: $1.00 per share	—	—	—	—	(16.7)	—	—	—	(16.7)	—	(16.7)
Current period other comprehensive income (loss)	—	—	—	—	—	(11.9)	(6.2)	14.2	(3.9)	—	(3.9)
Reclassification adjustment to net income	—	—	—	—	—	—	2.8	5.1	7.9	—	7.9
Noncontrolling interest income	—	—	—	—	—	—	—	—	—	0.2	0.2
Balance, December 31, 2013	$0.1	$0.1	$(3.4)	$320.6	$188.4	$1.3	$(1.9)	$(55.4)	$449.8	$1.1	$450.9

Stock-based compensation	—	—	—	6.0	—	—	—	—	6.0	—	6.0
Shares issued under stock compensation plans	—	—	2.5	(2.5)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(48.2)	—	—	—	—	—	(48.2)	—	(48.2)
Net income attributable to stockholders	—	—	—	—	109.8	—	—	—	109.8	—	109.8
Cash dividends on Class A and Class B common stock: $1.075 per share	—	—	—	—	(17.8)	—	—	—	(17.8)	—	(17.8)
Current period other comprehensive income (loss)	—	—	—	—	—	(41.7)	(3.8)	(7.0)	(52.5)	—	(52.5)
Reclassification adjustment to net income	—	—	—	—	—	—	3.7	3.7	7.4	—	7.4
Noncontrolling interest income	—	—	—	—	—	—	—	—	—	0.4	0.4
Balance, December 31, 2014	$0.1	$0.1	$(49.1)	$324.1	$280.4	$(40.4)	$(2.0)	$(58.7)	$454.5	$1.5	$456.0
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 1—Principles of Consolidation and Nature of Operations
The consolidated financial statements include the accounts of Hyster-Yale Materials Handling, Inc., a Delaware corporation, and its majority-owned U.S. and non-U.S. subsidiaries (“Hyster-Yale” or the “Company”), Shanghai Hyster Forklift Ltd., a 75% owned joint venture in China is included in the consolidated financial statements. All significant intercompany accounts and transactions among the consolidated companies are eliminated in consolidation.
The Company, through its wholly owned operating subsidiary, NACCO Materials Handling Group, Inc. ("NMHG"), designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, the Netherlands, the Philippines, Brazil, Japan, Italy, Vietnam and China. The sale of service parts represents approximately 13% of total revenues as reported for each of 2014, 2013 and 2012.

On December 18, 2014, the Company acquired Nuvera Fuel Cells, Inc. ("Nuvera"). Nuvera is a development-stage technology and product development company focused on fuel cell stacks and related systems. Nuvera is also focused on supporting on-site hydrogen production and dispensing systems that can deliver clean energy solutions to customers.

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
Self-insurance Liabilities:  The Company is generally self-insured for product liability, environmental liability and medical and workers’ compensation claims. For product liability, catastrophic insurance coverage is retained for potentially significant individual claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

judgment. In addition, industry trends are considered within management judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, legal defense costs, inflation rates, medical costs and actual experience could cause estimates to change in the near term.
Revenue Recognition:  Revenues are recognized based upon the terms of contracts with customers, which is generally when title transfers and risk of loss passes as customer orders are completed and shipped. For National Account customers, revenue is recognized upon customer acceptance.
Products generally are not sold with the right of return with the exception of a small percentage of aftermarket parts. Based on the Company’s historical experience, a portion of these aftermarket parts sold is estimated to be returned and, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues at the time of the sale based upon this historical experience and the limited right of return provided to the Company’s dealers.
The Company also records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. Lift truck sales revenue is recorded net of estimated discounts. The estimated discount amount is based upon historical trends for each lift truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, the Company offers special incentives to increase market share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained. Additionally, the Company provides for the estimated cost of product warranties at the time revenues are recognized.
Advertising Costs:  Advertising costs are expensed as incurred. Total advertising expense was $11.9 million, $13.7 million and $9.0 million in 2014, 2013 and 2012, respectively.
Product Development Costs:  Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $71.4 million, $69.2 million and $67.5 million in 2014, 2013 and 2012, respectively.
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
Foreign Currency:  Assets and liabilities of non-U.S. operations are translated into U.S. dollars at the fiscal year-end exchange rate. The related translation adjustments are recorded as a separate component of equity, except for the Company’s Mexican operations. The U.S. dollar is considered the functional currency for the Company’s Mexican operations and, therefore, the effect of translating assets and liabilities from the Mexican peso to the U.S. dollar is recorded in results of operations. Revenues and expenses of all non-U.S. operations are translated using average monthly exchange rates prevailing during the year.
Reclassification:  Certain amounts in the prior period’s audited consolidated financial statements have been reclassified to conform to the current period’s presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table includes other significant accounting policies that are described in other notes to the consolidated financial statements, including the footnote number:

Significant Accounting Policy	Note
Reportable segments	Business Segments (Note 3)
Stock-based compensation	Common Stock and Earnings per Share (Note 5)
Income taxes	Income Taxes (Note 6)
Derivatives and hedging activities	Financial Instruments and Derivative Financial Instruments (Note 8)
Fair value of financial instruments	Financial Instruments and Derivative Financial Instruments (Note 8) and Retirement Benefit Plans (Note 9)
Pension	Retirement Benefit Plans (Note 9)
Inventories	Inventories (Note 10)
Property, plant and equipment	Property, Plant and Equipment, Net (Note 11)
Impairment or disposal of long-lived assets	Property, Plant and Equipment, Net (Note 11)
Contingencies	Contingencies (Note 15)
Recently Issued Accounting Standards

The following table provides a brief description of a recent accounting pronouncement adopted January 1, 2014. The adoption of this standard did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

Standard	Description
ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table provides a brief description of recent accounting pronouncements not yet adopted in 2014:

Standard	Description	Date of Adoption	Effect on the financial statements or other significant matters
ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

The guidance changes the criteria for reporting discontinued operations to only those disposals which represent a strategic shift in operations. In addition, the new guidance requires expanded disclosures about discontinued operations, including pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting.
		January 1, 2015	The Company does not expect the adoption of the guidance to have a material effect on its financial position, results of operations, cash flows or related disclosures.
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)
The new guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.
		January 1, 2017	The Company is currently evaluating the alternative methods of adoption and the effect on our financial position, results of operations, cash flows and related disclosures.
ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
The guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued.
		December 31, 2016	The Company does not expect the adoption of the guidance to have a material effect on its financial position, results of operations, cash flows or related disclosures.

NOTE 3—Business Segments
The Company’s reportable segments for the lift truck business include the following three management units: the Americas, Europe and Asia-Pacific. Americas includes its operations in the United States, Canada, Mexico, Brazil, Latin America and its corporate headquarters. Europe includes its operations in Europe, the Middle East and Africa. Asia-Pacific includes its operations in the Asia-Pacific region including China as well as the equity earnings of SN operations. Certain amounts are allocated to these geographic management units and are included in the segment results presented below, including product development costs, corporate headquarter's expenses and certain information technology infrastructure costs. These allocations among geographic management units are determined by senior management and not directly incurred by the geographic operations. In addition, other costs are incurred directly by these geographic management units based upon the location of the manufacturing plant or sales units, including manufacturing variances, product liability, warranty and sales discounts, which may not be associated with the geographic management unit of the ultimate end user sales location where revenues and margins are reported. Therefore, the reported results of each segment for the forklift truck business cannot be considered stand-alone entities as all of these segments are inter-related and integrate into a single global forklift truck business. See Note 1 for a discussion of the Company’s forklift truck product lines.
On December 18, 2014, the Company acquired Nuvera, which is reported as a separate segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Financial information for each of the reportable segments is presented in the following table. Refer to Note 2 for a description of the accounting policies of the reportable segments as well as a reference table for the remaining accounting policies described in the accompanying footnotes.

	2014	2013	2012
Revenues from external customers
Americas	$1,866.9	$1,762.3	$1,563.7
Europe	686.3	695.4	677.9
Asia-Pacific	214.0	208.6	227.5
	$2,767.2	$2,666.3	$2,469.1
Gross profit
Americas	$301.3	$318.1	$254.9
Europe	122.3	115.4	118.6
Asia-Pacific	24.1	27.5	29.7
	$447.7	$461.0	$403.2
Selling, general and administrative expenses
Americas	$194.1	$210.4	$179.2
Europe	96.2	91.6	87.0
Asia-Pacific	24.2	24.8	25.2
NMHG	314.5	326.8	291.4
Nuvera	2.2	—	—
Total	$316.7	$326.8	$291.4
Operating profit (loss)
Americas	$124.9	$107.8	$75.6
Europe	26.2	23.8	31.6
Asia-Pacific	(0.1)	2.7	4.5
NMHG	151.0	134.3	111.7
Nuvera	(2.2)	—	—
Total	$148.8	$134.3	$111.7
Interest expense
Americas	$3.3	$8.1	$11.5
Europe	0.1	0.3	0.6
Asia-Pacific	0.5	0.6	0.3
	$3.9	$9.0	$12.4
Interest income
Americas	$(1.0)	$(1.6)	$(1.1)
Europe	—	—	—
Asia-Pacific	(0.1)	(0.2)	(0.4)
	$(1.1)	$(1.8)	$(1.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2014	2013	2012
Other (income) expense
Americas	$(3.4)	$(0.2)	$(4.6)
Europe	1.6	1.5	1.3
Asia-Pacific	(2.3)	(1.6)	(1.0)
Total	$(4.1)	$(0.3)	$(4.3)
Income tax provision (benefit)
Americas	$37.4	$28.9	$7.0
Europe	4.0	(11.8)	—
Asia-Pacific	(0.7)	0.1	—
NMHG	40.7	17.2	7.0
Nuvera	(0.8)	—	—
Total	$39.9	$17.2	$7.0
Net income (loss) attributable to stockholders
Americas	$88.6	$72.6	$62.8
Europe	20.5	33.8	29.7
Asia-Pacific	2.1	3.6	5.5
NMHG	111.2	110.0	98.0
Nuvera	(1.4)	—	—
Total	$109.8	$110.0	$98.0
Total assets
Americas	$638.1	$654.3	$660.4
Europe	439.4	520.0	424.3
Asia-Pacific	170.3	179.5	198.1
Eliminations	(144.0)	(192.5)	(218.4)
NMHG	1,103.8	1,161.3	1,064.4
Nuvera	17.0	—	—
Total	$1,120.8	$1,161.3	$1,064.4
Depreciation and amortization
Americas	$16.6	$17.4	$17.9
Europe	6.3	6.2	5.9
Asia-Pacific	6.7	6.6	4.2
NMHG	29.6	30.2	28.0
Nuvera	0.1	—	—
Total	$29.7	$30.2	$28.0
Capital expenditures
Americas	$34.0	$24.8	$12.4
Europe	11.9	9.8	4.3
Asia-Pacific	2.6	1.9	3.1
	$48.5	$36.5	$19.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2014	2013	2012
Cash
Americas	$26.8	$53.1	$69.4
Europe	69.9	103.6	63.4
Asia-Pacific	13.6	19.0	18.5
NMHG	110.3	175.7	151.3
Nuvera	1.1	—	—
Total	$111.4	$175.7	$151.3
Data By Geographic Region
No single country outside of the United States comprised 10% or more of revenues from unaffiliated customers. The “Other” category below includes Canada, Mexico, South America and Asia-Pacific. In addition, no single customer comprised 10% or more of revenues from unaffiliated customers.

	United States	Europe, Africa and Middle East	Other	Consolidated
2014
Revenues from unaffiliated customers, based on the customers’ location	$1,458.8	$686.4	$622.0	$2,767.2
Long-lived assets	$115.1	$40.8	$63.5	$219.4
2013
Revenues from unaffiliated customers, based on the customers’ location	$1,338.7	$695.5	$632.1	$2,666.3
Long-lived assets	$99.5	$40.0	$61.4	$200.9
2012
Revenues from unaffiliated customers, based on the customers’ location	$1,183.7	$678.4	$607.0	$2,469.1
Long-lived assets	$97.0	$33.8	$60.7	$191.5

NOTE 4—Quarterly Results of Operations (Unaudited)

A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$676.0	$684.7	$695.8	$710.7
Gross profit	$111.7	$107.3	$111.3	$117.4
Operating profit	$31.6	$47.7	$36.3	$33.2
Net income	$22.1	$33.0	$28.5	$26.6
Net income attributable to stockholders	$22.1	$32.9	$28.4	$26.4

Basic earnings per share	$1.32	$1.96	$1.71	$1.62
Diluted earnings per share	$1.31	$1.95	$1.70	$1.61

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

NOTE 5—Common Stock and Earnings per Share
The Company's Class A common stock is traded on the New York Stock Exchange under the ticker symbol “HY.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company's Class A common stock and Class B common stock have the same cash dividend rights per share. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2014 was 125 million shares and 35 million shares, respectively. Treasury shares of Class A common stock totaling 646,877 and 65,042 at December 31, 2014 and 2013, respectively, have been deducted from shares outstanding.
Stock Compensation: The Company has stock compensation plans for certain employees in the U.S. that allows the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding them for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) five years after the participant's retirement date, (ii) ten years from the award date, or (iii) the participant's death or permanent disability. Pursuant to the plans, the Company issued 70,024, 149,655 and 27,742 shares related to the years ended December 31, 2014, 2013 and 2012, respectively. After the issuance of these shares, there were 602,579 shares of Class A common stock available for issuance under these plans. Compensation expense related to these share awards was $5.2 million ($3.2 million net of tax), $13.5 million ($8.8 million net of tax) and $1.1 million ($0.7 million net of tax) for the years ended December 31, 2014, 2013 and 2012, respectively. Compensation expense at the grant date represents fair value based on the market price of the shares of Class A common stock.
The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the non-employee directors’ annual retainer is paid in restricted shares of Class A common stock. For the years ended December 31, 2014 and 2013, $69,000 of each non-employee director's retainer of $125,000 was paid in restricted shares of Class A common stock. For the year ended December 31, 2012, $17,250 of each non-employee director's fourth quarter retainer of $31,250 was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date on which the director has both retired from the Board of Directors and reached 70 years of age. Pursuant to this plan, the Company issued 8,220, 8,762 and 3,232 shares related to the years ended December 31, 2014, 2013 and 2012, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 1,572 and 1,000 in 2014 and 2013, respectively. No voluntary shares were issued in 2012. After the issuance of these shares, there were 77,214 shares of Class A common stock available for issuance under this directors' plan. Compensation expense related to these awards was $0.8 million ($0.5 million net of tax), $0.7 million ($0.5 million net of tax) and $0.2 million ($0.1 million net of tax) for the years ended December 31, 2014, 2013 and 2012, respectively. Compensation expense at the grant date represents fair value based on the market price of the shares of Class A common stock.

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

	2014	2013	2012
Basic weighted average shares outstanding	16.607	16.725	16.768
Dilutive effect of restricted stock awards	0.068	0.083	0.032
Diluted weighted average shares outstanding	16.675	16.808	16.800
Basic earnings per share	$6.61	$6.58	$5.84
Diluted earnings per share	$6.58	$6.54	$5.83

NOTE 6—Income Taxes
The components of income before income taxes and provision for income taxes for the years ended December 31 are as follows:

	2014	2013	2012
Income before income taxes
U.S.	$69.1	$64.9	$46.6
Non-U.S.	81.0	62.5	58.5
	$150.1	$127.4	$105.1
Income tax provision
Current tax provision (benefit):
Federal	$25.0	$19.7	$15.3
State	2.6	2.0	1.2
Non-U.S.	10.5	5.1	4.1
Total current	$38.1	$26.8	$20.6
Deferred tax provision (benefit):
Federal	$(3.3)	$(0.4)	$(1.3)
State	0.7	0.9	(7.2)
Non-U.S.	4.4	(10.1)	(5.1)
Total deferred	$1.8	$(9.6)	$(13.6)
	$39.9	$17.2	$7.0
The Company made income tax payments of $34.7 million, $38.1 million and $17.2 million during 2014, 2013 and 2012, respectively. Income tax refunds of $1.2 million, $3.4 million and $1.5 million were received by the Company during 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

A reconciliation of the federal statutory and effective income tax rate for the year ended December 31 is as follows:

	2014	2013	2012
Income before income taxes	$150.1	$127.4	$105.1
Statutory taxes at 35.0%	$52.5	$44.6	$36.8
Valuation allowance	(1.5)	(12.1)	(19.7)
Non-U.S. rate differences	(10.6)	(11.4)	(9.9)
Equity interest earnings	(1.7)	(1.2)	(1.6)
Unremitted Non-U.S. earnings	0.1	(1.2)	(1.1)
R&D and other federal credits	(0.9)	(2.4)	(0.7)
State income taxes	2.7	2.0	2.0
Tax controversy resolution	(0.5)	(1.8)	0.1
Other	(0.2)	0.7	1.1
Income tax provision	$39.9	$17.2	$7.0
Effective income tax rate	26.6%	13.5%	6.7%

As of December 31, 2014, the cumulative unremitted earnings of the Company's non-U.S. subsidiaries are approximately $321.1 million. The Company repatriated earnings of its European subsidiaries of $20.3 million, $30.0 million and $50.0 million during 2014, 2013 and 2012, respectively. The Company estimates that approximately $50 million to $60 million of its unremitted non-U.S. earnings may be repatriated in the foreseeable future. As a result of this determination, the Company has provided a deferred tax liability with respect to these earnings of $5.7 million at December 31, 2014. The Company has continued to conclude that predominantly all remaining non-U.S. earnings in excess of this amount will be indefinitely reinvested in its non-U.S. operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these permanently reinvested earnings; however, non-U.S. tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.
A detailed summary of the total deferred tax assets and liabilities in the Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2014	2013
Deferred tax assets
Accrued expenses and reserves	$15.9	$10.7
Accrued product liability	9.3	9.7
Product warranties	12.5	12.3
Accrued pension benefits	6.9	4.9
Tax attribute carryforwards	25.3	34.9
Other employee benefits	8.4	9.6
Other	2.2	1.0
Total deferred tax assets	80.5	83.1
Less: Valuation allowance	26.9	31.7
	53.6	51.4
Deferred tax liabilities
Depreciation and amortization	8.8	8.9
Inventories	7.6	6.9
Unremitted earnings	5.7	7.4
Total deferred tax liabilities	22.1	23.2
Net deferred tax asset	$31.5	$28.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2014
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$14.9	$13.4	2015-Indefinite
State net operating losses and credits	3.7	1.4	2015-2030
Non-U.S. Capital losses	6.7	6.7	2015-Indefinite
Total	$25.3	$21.5

	December 31, 2013
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$21.4	$15.0	2014-Indefinite
State net operating losses and credits	5.1	1.6	2014-2030
State and Non-U.S. Capital losses	8.4	8.4	2014-Indefinite
Total	$34.9	$25.0
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

During 2013, the Company determined that its United Kingdom deferred tax assets met the more likely than not threshold required for realization based upon the anticipated timing of deferred temporary differences, the continuing trend of earnings, the projection of future taxable income, and the improving assessment of the economic environment affecting the Company's European operations. Accordingly, the income tax provision for 2013 contains a net release of valuation allowance of $12.8 million.
During 2014 and 2013, the net valuation allowance provided against certain deferred tax assets decreased by $4.8 million and $15.4 million, respectively. The change in the total valuation allowance in 2014 and 2013 included a net decrease in tax expense of $1.5 million and $12.1 million, respectively, a net change in the overall U.S. dollar value of valuation allowances previously recorded in non-U.S. currencies and amounts recorded directly in equity of a net decrease of $2.2 million and $3.3 million in 2014 and 2013, respectively, and a net decrease of $1.1 million for the expiration of valued state capital losses in 2014.
Based upon a review of historical earnings and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes the valuation allowances provided are appropriate. At December 31, 2014, the Company had gross net operating loss carryforwards in non-U.S. jurisdictions of $52.1 million and U.S. state jurisdictions of $50.0 million.
The tax returns of the Company and certain of its non-U.S. subsidiaries are routinely examined by various taxing authorities. The Company has not been informed of any material assessment for which an accrual has not been previously provided and the Company would vigorously contest any material assessment. Management believes any potential adjustment would not materially affect the Company's financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following is a reconciliation of total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the consolidated financial statements for the years ended December 31, 2014, 2013 and 2012. Approximately $4.2 million, $5.2 million and $6.7 million of these amounts as of December 31, 2014, 2013 and 2012, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from gross unrecognized tax benefits presented in the table below for 2014, 2013 and 2012 due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2014	2013	2012
Balance at January 1	$5.3	$6.8	$7.7
Additions for tax positions of prior years	—	0.1	0.2
Additions based on tax positions related to the current year	0.9	0.9	0.9
Reductions due to settlements with taxing authorities and the lapse of the applicable statute of limitations	(1.6)	(2.7)	(2.2)
Other changes in unrecognized tax benefits including foreign currency translation adjustments	(0.3)	0.2	0.2
Balance at December 31	$4.3	$5.3	$6.8
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recorded a net decrease of $0.1 million in interest and penalties during 2014 and 2013 and no net change during 2012. The total amount of interest and penalties accrued was $0.2 million, $0.3 million and $0.4 million as of December 31, 2014, 2013 and 2012, respectively.
The Company expects the amount of unrecognized tax benefits will change within the next twelve months; however, the change in unrecognized tax benefits, which is reasonably possible within the next twelve months, is not expected to have a significant effect on the Company's financial position or results of operations. It is reasonably possible the Company will record unrecognized tax benefits within the next twelve months in the range of zero to $1.0 million resulting from the possible expiration of certain statutes of limitation and settlement of audits. If recognized, the previously unrecognized tax benefits will be recorded as discrete tax benefits in the quarter in which the items are effectively settled.
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The examination of the U.S. federal tax returns for the 2007 and 2008 tax years was completed in 2011 except for one issue that was settled favorably in the Internal Revenue Service Appeals process in November 2012. The examination of the 2009 and 2010 U.S. federal tax returns commenced in February 2012 and was completed in the first quarter of 2013 with acceptance by Joint Committee in the third quarter of 2013. The examination of the U.S. federal tax returns for the 2011 and 2012 tax years, including the post spin-off short period return for 2012, began in the third quarter of 2013 and were settled favorably in the second quarter of 2014. The discussion above regarding the U.S. federal tax returns and audits reflects the impact upon the Company as a member of the consolidated federal tax return of NACCO for the 2012 tax year and prior. As a result of the spin-off, the Company filed a separate U.S. federal tax return for the period from the spin-off through December 31, 2012. The Company is currently under examination in various non-U.S. jurisdictions for which the statute of limitations has been extended. The Company believes these examinations are routine in nature and are not expected to result in any material tax assessments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 7—Reclassifications from OCI

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Details about OCI Components	Amount Reclassified from OCI			Affected Line Item in the Statement Where Net Income Is Presented
	2014	2013	2012
Gain (loss) on cash flow hedges:
Interest rate contracts	$0.8	$—	$(1.7)	Other
Interest rate contracts	—	—	(2.9)	Interest expense
Foreign exchange contracts	(7.0)	(1.3)	8.8	Cost of sales
Total before tax	(6.2)	(1.3)	4.2	Income before income taxes
Tax (expense) benefit	2.5	(1.5)	1.7	Income tax provision
Net of tax	$(3.7)	$(2.8)	$5.9	Net income

Amortization of defined benefit pension items:
Actuarial loss	$(5.5)	$(6.2)	$(7.6)	(a)
Prior service (cost) credit	0.3	(0.5)	0.4	(a)
Transition liability	—	(0.1)	(0.2)	(a)
Total before tax	(5.2)	(6.8)	(7.4)	Income before income taxes
Tax benefit	1.5	1.7	1.1	Income tax provision
Net of tax	$(3.7)	$(5.1)	$(6.3)	Net income

Total reclassifications for the period	$(7.4)	$(7.9)	$(0.4)

(a) These OCI components are included in the computation of net pension cost (see Note 9 for additional details).

NOTE 8—Financial Instruments and Derivative Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account Company credit risk, which is Level 2 as defined in the fair value hierarchy. The book value and fair value of revolving credit agreements and long-term debt, excluding capital leases, was $19.2 million and $58.2 million as of December 31, 2014 and 2013, respectively.
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
Financial instruments held by the Company include cash and cash equivalents, accounts receivable, accounts payable, revolving credit agreements, long-term debt, interest rate swap agreements and forward non-U.S. currency exchange contracts. The Company does not hold or issue financial instruments or derivative financial instruments for trading purposes.

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
Foreign Currency Derivatives:  The Company held forward foreign currency exchange contracts with a total notional amount of $510.8 million at December 31, 2014, primarily denominated in euros, Japanese yen, Swedish kroner, British pounds, Mexican pesos and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $484.1 million at December 31, 2013, primarily denominated in euros, Japanese yen, British pounds, Swedish kroner, Mexican pesos, Brazilian real and Australian dollars. The fair value of these contracts approximated a net liability of $5.6 million and $2.1 million at December 31, 2014 and 2013, respectively. The fair value of all net investment hedges was a net liability of $0.3 million at December 31, 2013.
For the years ended December 31, 2014 and 2013, there was no ineffectiveness of forward foreign currency exchange contracts that qualify for hedge accounting. Forward non-U.S. currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2014, $3.1 million of the amount of net deferred loss included in OCI at December 31, 2014 is expected to be reclassified into the Consolidated Statements of Operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: During the second quarter of 2014, the Company determined that the hedged forecasted transactions associated with its interest rate swap agreements were probable of not occurring. As such, the Company recognized a gain of $0.8 million in the second quarter of 2014 related to the ineffectiveness of these contracts, which began on December 31, 2014 and extend to December 31, 2018, for a notional amount of $100.0 million. Any additional changes in the fair value of these interest rate swap agreements are immediately recognized in earnings. These expenses are recorded in the Consolidated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Statements of Operations on the line “Other.” The fair value of interest rate swap agreements was a net asset of $0.3 million and $2.4 million at December 31, 2014 and 2013, respectively.

In connection with the refinancing of the term loan during 2012, the Company determined that the hedged forecasted transactions associated with its interest rate swap agreements were no longer probable of occurring. As such, the Company recognized a loss of $1.7 million in the second quarter of 2012 related to the ineffectiveness of certain of its interest rate swap agreements. Any additional changes in the fair value of these interest rate swap agreements were immediately recognized in earnings. These expenses are recorded in the Consolidated Statements of Operations on the line “Other.”
The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2014	2013	Balance sheet location	2014	2013
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Long-term	Other non-current assets	$—	$2.4	Other long-term liabilities	$—	$—
Foreign currency exchange contracts
Current	Prepaid expenses and other	4.6	0.4	Prepaid expenses and other	2.4	—
	Other current liabilities	3.5	2.7	Other current liabilities	8.8	5.7
Long-Term	Other non-current assets	0.9	—	Other long-term liabilities	3.1	0.7
Net investment hedges
Foreign currency exchange contracts
Current	Other current liabilities	—	—	Other current liabilities	—	0.3
Total derivatives designated as hedging instruments		$9.0	$5.5		$14.3	$6.7
Derivatives not designated as hedging instruments
Cash flow hedges
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$1.0	$—
Long-term	Other non-current assets	1.3	—	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	4.3	4.1	Prepaid expenses and other	2.7	2.0
	Other current liabilities	0.6	0.3	Other current liabilities	2.5	1.2
Total derivatives not designated as hedging instruments		$6.2	$4.4		$6.2	$3.2
Total derivatives		$15.2	$9.9		$20.5	$9.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty at December 31, 2014 and 2013 as recorded in the Consolidated Balance Sheets:

	Derivative Assets as of December 31, 2014				Derivative Liabilities as of December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$1.3	$(1.0)	$0.3	$0.3	$1.0	$(1.0)	$—	$—
Foreign currency exchange contracts	4.7	(4.7)	—	—	10.3	(4.7)	5.6	5.6
Total derivatives	$6.0	$(5.7)	$0.3	$0.3	$11.3	$(5.7)	$5.6	$5.6

	Derivative Assets as of December 31, 2013				Derivative Liabilities as of December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$2.4	$—	$2.4	$2.4	$—	$—	$—	$—
Foreign currency exchange contracts	2.5	(2.5)	—	—	4.6	(2.5)	2.1	2.1
Total cash flow hedges	4.9	(2.5)	2.4	2.4	4.6	(2.5)	2.1	2.1
Net Investment Hedges
Foreign currency exchange contracts	—	—	—	—	0.3	—	0.3	0.3
Total derivatives	$4.9	$(2.5)	$2.4	$2.4	$4.9	$(2.5)	$2.4	$2.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table summarizes the pre-tax impact of derivative instruments for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2014	2013	2012		2014	2013	2012		2014	2013	2012
Cash Flow Hedges
Interest rate swap agreements	$(1.6)	$2.8	$(0.3)	Interest expense	$—	$—	$(2.9)	Other	$0.8	$—	$(1.7)
Foreign currency exchange contracts	(8.6)	(9.3)	7.7	Cost of sales	(7.0)	(1.3)	8.8	Cost of sales	—	—	—
	(10.2)	(6.5)	7.4		(7.0)	(1.3)	5.9		0.8	—	(1.7)
Net Investment Hedges
Foreign currency exchange contracts	0.4	(0.8)	—	Cost of sales	—	—	—	N/A	—	—	—
Total	$(9.8)	$(7.3)	$7.4		$(7.0)	$(1.3)	$5.9		$0.8	$—	$(1.7)

Derivatives Not Designated as Hedging Instruments						Location of Gain or (Loss) Recognized in Income on Derivative			Amount of Gain or (Loss) Recognized in Income on Derivative
									2014	2013	2012
Cash flow hedges
Interest rate swap agreements						Other			$(0.6)	$(0.1)	$(0.1)
Foreign currency exchange contracts						Cost of sales			(6.8)	(1.9)	(2.6)
Total									$(7.4)	$(2.0)	$(2.7)

NOTE 9—Retirement Benefit Plans
Defined Benefit Plans:  The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. The Company’s policy is to make contributions to fund these plans within the range allowed by applicable regulations. Plan assets consist primarily of publicly traded stocks and government and corporate bonds.
Pension benefits for employees covered under the Company’s U.S. and U.K. plans are frozen. Only certain grandfathered employees in the Netherlands still earn retirement benefits under defined benefit pension plans. All other eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans.

During the fourth quarter of 2014, the Company recognized a settlement loss of $2.6 million resulting from lump-sum distributions exceeding the total projected interest cost for the plan year for both of its U.S. pension plans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2014	2013	2012
United States Plans
Weighted average discount rates	3.65%	4.40%	3.55%
Expected long-term rate of return on assets	7.75%	7.75%	7.75%
Non-U.S. Plans
Weighted average discount rates	1.80% - 3.60%	3.50% - 4.40%	3.75% - 4.45%
Rate of increase in compensation levels	2.00% - 2.50%	2.50% - 3.60%	2.50% - 3.45%
Expected long-term rate of return on assets	3.00% - 7.25%	3.50% - 7.50%	3.75% - 7.50%
Each year, the assumptions used to calculate the benefit obligation are used to calculate the net periodic pension expense for the following year.
Set forth below is a detail of the net periodic pension expense for the defined benefit plans for the years ended December 31:

	2014	2013	2012
United States Plans
Service cost	$—	$—	$—
Interest cost	3.4	3.2	3.6
Expected return on plan assets	(5.7)	(5.5)	(5.0)
Amortization of actuarial loss	1.5	2.0	3.7
Amortization of prior service credit	(0.3)	(0.3)	(0.3)
Settlements	2.6	1.6	—
Net periodic pension expense	$1.5	$1.0	$2.0
Non-U.S. Plans
Service cost	$2.2	$2.9	$2.6
Interest cost	6.9	6.6	6.6
Expected return on plan assets	(10.3)	(8.9)	(8.9)
Amortization of actuarial loss	4.0	4.2	3.9
Amortization of prior service cost (credit)	—	0.8	(0.1)
Amortization of transition liability	—	0.1	0.2
Net periodic pension expense	$2.8	$5.7	$4.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31:

	2014	2013	2012
United States Plans
Current year actuarial (gain) loss	$8.4	$(13.9)	$6.2
Amortization of actuarial loss	(1.5)	(2.0)	(3.7)
Amortization of prior service credit	0.3	0.3	0.3
Settlements	(2.6)	(1.6)	—
Total recognized in other comprehensive income (loss)	$4.6	$(17.2)	$2.8
Non-U.S. Plans
Current year actuarial (gain) loss	$10.7	$(6.5)	$7.4
Amortization of actuarial loss	(4.0)	(4.2)	(3.9)
Current year prior service cost	—	0.7	—
Amortization of prior service (cost) credit	—	(0.8)	0.1
Amortization of transition liability	—	(0.1)	(0.2)
Curtailments	(5.9)	—	—
Total recognized in other comprehensive income (loss)	$0.8	$(10.9)	$3.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Projected benefit obligation at beginning of year	$80.8	$168.3	$91.4	$157.4
Service cost	—	2.2	—	2.9
Interest cost	3.4	6.9	3.2	6.6
Actuarial (gain) loss	8.4	16.7	(7.1)	3.0
Benefits paid	(4.1)	(6.5)	(4.1)	(7.2)
Employee contributions	—	0.6	—	0.7
Plan amendments	—	—	—	0.7
Curtailments	—	(5.9)	—	—
Settlements	(5.1)	—	(2.6)	—
Foreign currency exchange rate changes	—	(11.5)	—	4.2
Projected benefit obligation at end of year	$83.4	$170.8	$80.8	$168.3
Accumulated benefit obligation at end of year	$83.4	$163.1	$80.8	$162.3
Change in plan assets
Fair value of plan assets at beginning of year	$79.7	$148.0	$72.4	$128.6
Actual return on plan assets	5.8	16.2	12.2	18.2
Employer contributions	—	8.1	1.8	3.6
Employee contributions	—	0.6	—	0.7
Benefits paid	(4.1)	(6.5)	(4.1)	(7.2)
Settlements	(5.1)	—	(2.6)	—
Foreign currency exchange rate changes	—	(10.5)	—	4.1
Fair value of plan assets at end of year	$76.3	$155.9	$79.7	$148.0
Funded status at end of year	$(7.1)	$(14.9)	$(1.1)	$(20.3)
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$—	$—	$1.0	$—
Noncurrent liabilities	(7.1)	(14.9)	(2.1)	(20.3)
	$(7.1)	$(14.9)	$(1.1)	$(20.3)
Components of accumulated other comprehensive income (loss) consist of:
Actuarial loss	$42.1	$43.2	$37.6	$45.0
Prior service credit	(1.2)	(0.1)	(1.5)	(0.1)
Transition obligation	—	—	—	0.4
Deferred taxes	(13.9)	(7.7)	(12.0)	(8.0)
Change in statutory tax rate	(1.2)	(0.9)	(1.2)	(0.9)
Foreign currency translation adjustment	—	(1.6)	—	(3.9)
	$25.8	$32.9	$22.9	$32.5
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Expected amortization of amounts included in accumulated other comprehensive income (loss) to be recognized in net periodic benefit cost in 2015 are:

	Amount	Net of tax
Actuarial loss	$3.1	$2.0
Prior service credit	(0.3)	(0.2)
Transition obligation	(0.1)	(0.1)
The Company expects to contribute $3.0 million to its non-U.S. pension plans in 2015. The Company does not expect to contribute to its U.S. pension plans in 2015.
Pension benefit payments are made from assets of the pension plans. Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plans	Non-U.S. Plans
2015	$6.6	$6.2
2016	6.4	5.9
2017	6.3	6.5
2018	6.0	6.7
2019	6.0	7.6
2020 - 2024	27.0	39.4
	$58.3	$72.3
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
The following is the actual allocation percentage and target allocation percentage for the Company's U.S. pension plan assets at December 31:

	2014 Actual Allocation	2013 Actual Allocation	Target Allocation Range
U.S. equity securities	51.5%	53.3%	41.0% - 62.0%
Non-U.S. equity securities	12.3%	13.1%	10.0% - 16.0%
Fixed income securities	34.8%	32.9%	30.0% - 40.0%
Money market	1.5%	0.7%	0.0% - 10.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following is the actual allocation percentage and target allocation percentage for the Company's U.K. pension plan assets at December 31:

	2014 Actual Allocation	2013 Actual Allocation	Target Allocation Range
U.K. equity securities	21.1%	21.4%	19.5% - 22.5%
Non-U.K. equity securities	48.6%	49.8%	35.5% - 62.5%
Fixed income securities	30.3%	28.8%	25.5% - 34.5%
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

	Level 1		Level 2
	2014	2013	2014	2013
U.S. equity securities	$39.3	$42.5	$24.1	$22.6
U.K. equity securities	—	—	30.0	29.0
Non-U.S., non-U.K. equity securities	9.4	10.4	45.2	44.9
Fixed income securities	26.5	26.3	56.6	51.5
Money market	1.1	0.5	—	—
Total	$76.3	$79.7	$155.9	$148.0

Defined Contribution Plans: The Company has defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. The Company generally matches employee contributions based on plan provisions. In addition, the Company has defined contribution retirement plans whereby the contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $21.6 million, $24.4 million and $22.4 million in 2014, 2013 and 2012, respectively.

NOTE 10—Inventories
Inventories are stated at the lower of cost or market. Cost is determined under the last-in, first-out (“LIFO”) method primarily for manufactured inventories, including service parts, in the United States. At each of December 31, 2014 and 2013, 52% of total inventories were determined using the LIFO method.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Inventories are summarized as follows:

	December 31
	2014	2013
Finished goods and service parts	$179.4	$178.4
Raw materials and work in process	211.2	203.3
Total manufactured inventories	390.6	381.7
LIFO reserve	(48.1)	(51.1)
	$342.5	$330.6

NOTE 11—Property, Plant and Equipment, Net
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

Property, plant and equipment, net includes the following:

	December 31
	2014	2013
Land and land improvements	$19.6	$20.8
Plant and equipment	565.1	545.1
Property, plant and equipment, at cost	584.7	565.9
Allowances for depreciation and amortization	(404.9)	(401.7)
	$179.8	$164.2
Total depreciation and amortization expense on property, plant and equipment was $29.7 million, $30.2 million and $28.0 million during 2014, 2013, and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 12—Current and Long-Term Financing
The following table summarizes available and outstanding borrowings:

	December 31
	2014	2013
Total outstanding borrowings:
Revolving credit agreements	$—	$39.0
Capital lease obligations and other	31.5	30.5
Total debt outstanding	$31.5	$69.5
Current portion of borrowings outstanding	$19.5	$62.8
Long-term portion of borrowings outstanding	$12.0	$6.7
Total available borrowings, net of limitations, under revolving credit agreements	$254.9	$210.6
Unused revolving credit agreements	$254.9	$210.6
Weighted average stated interest rate on total borrowings	5.9%	2.8%
Annual maturities of total debt, excluding capital leases, are as follows:

2015	$14.1
2016	1.3
2017	1.3
2018	1.3
2019	1.2
$19.2
Interest paid on total debt was $2.7 million, $7.2 million and $11.1 million during 2014, 2013 and 2012, respectively.

The Company has a $220.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in December 2018. There were no borrowings outstanding under the facility at December 31, 2014. The excess availability under the Facility, at December 31, 2014, was $212.9 million, which reflects reductions of $7.1 million for letters of credit. The Facility consists of a U.S. revolving credit facility in the initial amount of $120.0 million and a non-U.S. revolving credit facility in the initial amount of $100.0 million. The Facility can be increased up to $320.0 million over the term of the agreement in minimum increments of $25.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Facility was $540 million as of December 31, 2014.

Borrowings bear interest at a floating rate that can be a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective December 31, 2014, for U.S. base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margins, effective December 31, 2014, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable LIBOR interest rates under the Facility on December 31, 2014 were 1.69% and 1.50%, respectively, for the U.S. and non-U.S. facility including the applicable floating rate margin. The Facility also requires the payment of a fee of 0.375% per annum on the unused commitment as of December 31, 2014.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the borrowers subject to certain thresholds, as defined in the Facility, and limits the payment of dividends. If the minimum availability threshold, as defined in the Facility, is greater than fifteen percent for both total and U.S. revolving credit facilities, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the Facility, is greater than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

than ten percent of the U.S. revolver commitments, as defined in the Facility. At December 31, 2014, the Company was in compliance with the covenants in the Facility.

During 2013, the Company incurred fees and expenses of $2.9 million related to the Facility. These fees were deferred and are being amortized as interest expense over the term of the Facility. The Company recorded a $2.8 million charge in 2013 related to the write-off of deferred financing fees as a result of the repayment of the previous term loan agreement.

During 2012, the Company incurred fees and expenses of $6.8 million related to NMHG's previous revolving credit facility and term loan.

The Company had other borrowings outstanding of approximately $19.2 million at December 31, 2014. In addition to the excess availability under the Facility, the Company had remaining availability of $41.7 million related to other non-U.S. revolving credit agreements.

NOTE 13—Leasing Arrangements
The Company leases certain office, manufacturing and warehouse facilities and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2023. Many leases include renewal and/or fair value purchase options.
Future minimum capital and operating lease payments at December 31, 2014 are:

	Capital Leases	Operating Leases
2015	$5.9	$17.3
2016	3.5	13.3
2017	2.0	10.3
2018	1.2	7.9
2019	0.4	4.7
Subsequent to 2020	—	5.2
Total minimum lease payments	13.0	$58.7
Amounts representing interest	0.7
Present value of net minimum lease payments	12.3
Current maturities	5.4
Long-term capital lease obligation	$6.9
Rental expense for all operating leases was $18.4 million, $15.3 million and $14.4 million for 2014, 2013 and 2012, respectively. The Company also recognized $5.3 million, $7.2 million and $6.0 million for 2014, 2013 and 2012, respectively, in rental income on subleases of equipment. These subleases were primarily related to lift trucks in which the Company records revenues over the term of the lease in accordance with the rental agreements with its customers. The sublease rental income for these lift trucks is included in “Revenues” and the related rent expense is included in “Cost of sales” in the Consolidated Statements of Operations for each period. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of December 31, 2014 are $20.9 million.
Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2014	2013
Plant and equipment	$18.8	$14.7
Less accumulated amortization	(7.2)	(3.7)
	$11.6	$11.0
Amortization of plant and equipment under capital leases is included in depreciation expense. Capital lease obligations of $6.5 million, $9.3 million and $7.3 million were incurred in connection with lease agreements to acquire plant and equipment during 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 14—Product Warranties

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

Changes in the current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

	2014	2013
Balance at January 1	$45.1	$44.3
Current year warranty expense	37.3	27.6
Change in estimate related to pre-existing warranties	(3.6)	(5.0)
Payments made	(26.2)	(22.3)
Foreign currency effect	(1.5)	0.5
Balance at December 31	$51.1	$45.1

NOTE 15—Contingencies

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

NOTE 16—Guarantees

Under various financing arrangements for certain customers, including independently owned retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at December 31, 2014 and 2013 were $176.1 million and $149.2 million, respectively. As of December 31, 2014, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event it would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at December 31, 2014 was approximately $199.1 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities in which it has provided recourse or repurchase obligations. As of December 31, 2014, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, based upon the economic environment, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $39.9 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $7.2 million as of December 31, 2014. The $39.9 million is included in the $176.1 million of total amounts subject to recourse or repurchase obligations at December 31, 2014.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within GECC may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through NFS. At December 31, 2014, approximately $154.3 million of the Company's total recourse or repurchase obligations of $176.1 million related to transactions with NFS. In connection with the joint venture agreement, the Company also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that the Company would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2014, loans from GECC to NFS totaled $844.0 million. Although the Company’s contractual guarantee was $168.8 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which the Company guarantees $154.3 million. Excluding the NFS receivables guaranteed by the Company from NFS’ loans to GECC, the Company’s incremental obligation as a result of this guarantee to GECC is $144.0 million, which is secured by 20% of NFS' customer receivables and other secured assets of $204.1 million. NFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause NFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at December 31, 2014:

	NFS	Total
Total recourse or repurchase obligations	$154.3	$176.1
Less: exposure limited for certain dealers	39.9	39.9
Plus: 7.5% of original loan balance	7.2	7.2
	121.6	143.4
Incremental obligation related to guarantee to GECC	144.0	144.0
Total exposure related to guarantees	$265.6	$287.4

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
Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster® and Yale® lift trucks from dealers, and directly from the Company such that NFS could provide retail lease financing to customers for the years ended December 31, 2014, 2013 and 2012 were $465.9 million, $417.0 million and $395.3 million, respectively. Of these amounts, $94.6 million, $81.5 million and $72.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, were invoiced directly from the Company to NFS so that the customer could obtain operating lease financing from NFS. Amounts receivable from NFS at December 31, 2014 and 2013 were $7.9 million and $4.6 million, respectively.
The Company provides recourse for certain financing provided by NFS to its dealers and customers. In addition, the Company also provides a guarantee to GECC for their portion of NFS' debt. Refer to Note 16 for additional details relating to the guarantees provided to GECC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

In addition to providing financing to dealers, NFS provides operating lease financing to the Company. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain customers whereby the Company sells lift trucks to NFS, leases these lift trucks back under an operating lease agreement and then subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $13.3 million and $6.5 million at December 31, 2014 and 2013, respectively. In addition, the Company provides certain subsidies to its dealers that are paid directly to NFS. Total subsidies were $1.9 million, $1.7 million and $1.5 million for 2014, 2013 and 2012, respectively.

The Company provides certain services to NFS for which it receives compensation under the terms of the joint venture agreement. The services consist primarily of administrative functions and remarketing services. Total income recorded by the Company related to these services was $12.0 million in 2014, $15.6 million in 2013 and $14.1 million in 2012.
The Company has a 50% ownership interest in SN, a limited liability company that was formed primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®- branded lift trucks and related components and service parts outside of Japan. The Company’s ownership in SN is accounted for using the equity method of accounting and is included in the Asia-Pacific segment. The Company purchases products from SN under normal trade terms based on current market prices. In 2014, 2013 and 2012, purchases from SN were $70.7 million, $78.7 million and $86.0 million, respectively. Amounts payable to SN at December 31, 2014 and 2013 were $18.4 million and $20.8 million, respectively.
The Company recognized income of $1.1 million, $1.3 million and $1.3 million for payments from SN for use of technology developed by the Company that is included in “Revenues” in the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, respectively.
Summarized unaudited financial information for both equity investments is as follows:

	2014	2013	2012
Statement of Operations
Revenues	$361.9	$379.3	$435.3
Gross profit	$108.3	$102.2	$133.2
Income from continuing operations	$21.7	$14.4	$25.5
Net income	$21.7	$14.4	$25.5
Balance Sheet
Current assets	$106.3	$112.5
Non-current assets	$1,163.6	$1,033.0
Current liabilities	$132.5	$98.5
Non-current liabilities	$1,010.3	$944.7
At December 31, 2014 and 2013, the investment in NFS was $13.5 million and $9.4 million, respectively, and the investment in SN was $26.1 million and $27.3 million, respectively. The investments are included in “Investment in Unconsolidated Affiliates” in the Consolidated Balance Sheets. The Company received dividends of $6.8 million from NFS in 2013. No dividends were received from NFS in 2014 and from SN in 2014 and 2013. The Company contributed $0.7 million to NFS in 2014.
Prior to the spin-off, NACCO charged management fees to the Company for services provided by NACCO. The management fees were based upon estimated parent company resources devoted to providing centralized services and stewardship activities and were allocated among all NACCO subsidiaries based upon the relative size and complexity of each subsidiary. NACCO management fees of $9.6 million were included in selling, general and administrative expenses in 2012.

NOTE 18—Other Events and Transactions

In June 2014, NACCO Materials Handling Group Brasil Ltda. (“NMHG Brasil”), an indirect, wholly-owned subsidiary of the Company, completed the sale of real estate and an operating facility to Synergy Empreendimentos E Participacoes Ltda. During the second quarter of 2014, NMHG Brasil received $8.2 million related to the sale and recognized a gain of $17.7 million, which is included on the line “Gain on sale of assets” in the Consolidated Statements of Operations. The proceeds from the sale

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

are included in the Investing Activities section of the Consolidated Statements of Cash Flows and have been used for the construction of a new facility in Brazil. An upfront payment of $9.9 million was received in the second quarter of 2013, when the sale agreement was executed. In addition, $0.8 million was deposited into an escrow account which will be released to NMHG Brasil upon conclusion of certain environmental remediation activities.

During 2013, NMHG Brasil entered into a construction agreement with Constructora Toda Do Brasil S/A. ("Toda"). Under the terms of the construction agreement, Toda will build a new operating facility in Itu, Brazil for NMHG Brasil for an aggregate price of $15.1 million including payments made and expected future payments, subject to certain conditions. The construction of the facility is expected to be completed in 2015.

The construction price will be paid by NMHG Brasil in the following manner:

•	12% of the construction price or $2.0 million which was paid by the Company during the fourth quarter of 2013;

•	83% of the construction price or $12.4 million as progress payments over the course of construction of the facility; and

•	5% of the construction price or $0.7 million upon completion of the facility and permitted occupancy by NMHG Brasil.

Any payments made after July 31, 2014 are subject to adjustment pursuant to an inflation factor consistent with increases in the Construction National Cost Index (INCC-M/FGV), as provided by Getúlio Vargas Foundation for the period from August 1, 2013 until July 31, 2014. In certain circumstances, the construction agreement can be terminated by either NMHG Brasil or Toda.

NOTE 19—Nuvera Acquisition

On December 18, 2014 (the "Acquisition Date"), the Company acquired 100% of the outstanding common shares and voting interest of Nuvera for $6.9 million of cash consideration and $2.1 million of contingent consideration. The results of Nuvera‘s operations have been included in the consolidated financial statements since the Acquisition Date. Nuvera is a development-stage technology and product development company focused on fuel cell stack sub-systems and supporting on-site hydrogen production and dispensing systems that can deliver clean energy solutions to customers.

The Company acquired net assets of $9.0 million, including $4.1 million of intangible assets at the Acquisition Date. Acquired intangible assets were based on the fair value of patents, trade name, engineering drawings and a non-compete agreement on the Acquisition Date and have a weighted-average useful life of approximately 11 years. The Company is in the process of finalizing a third-party valuation of assets acquired and liabilities assumed; thus, the provisional measurements are subject to change. In addition, the cash consideration paid will be finalized with the seller and is subject to a customary working capital adjustment.

The contingent consideration arrangement requires the Company to pay additional consideration to Nuvera's selling shareholders for payments based on future commercialization of certain elements of the acquired technology. The fair value of the contingent consideration arrangement at the Acquisition Date was $2.1 million. The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value guidance.

Nuvera also recognized $1.5 million of severance and related costs and $0.7 million of operating costs since the Acquisition Date. These costs were recognized in the line "Selling, general and administrative expenses" in the Consolidated Statement of Operations. The Company also recognized $0.9 million of acquisition-related costs during 2014, which is included in the Americas segment. These costs are included in the line “Selling, general and administrative expenses” in the Consolidated Statement of Operations.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2014, 2013 AND 2012

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe (A)	Deductions — Describe		Balance at End of Period (B)
	(In millions)
2014
Reserves deducted from asset accounts:
Allowance for doubtful accounts (C)	$15.4	$2.1	$(0.7)	$0.5	(D)	$16.3
2013
Reserves deducted from asset accounts:
Allowance for doubtful accounts (C)	$15.9	$3.9	$0.5	$4.9	(D)	$15.4
2012
Reserves deducted from asset accounts:
Allowance for doubtful accounts (C)	$12.0	$4.9	$0.2	$1.2	(D)	$15.9

(A)	Foreign currency translation adjustments and other.

(B)	Balances which are not required to be presented and those which are immaterial have been omitted.

(C)	Includes allowance of receivables classified as long-term of $5.4 million, $5.2 million and $5.0 million in 2014, 2013 and 2012, respectively.

(D)	Write-offs, net of recoveries.

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

10.12*	Form Award Agreement for the Hyster-Yale Materials Handling, Inc. Long-Term Equity Incentive Plan (Effective as of the Spin-Off Date) is attached hereto.
10.13*
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

10.16*
Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2013) is incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2013, Commission File Number 000-54799.

10.17*	Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2015) is attached hereto.
10.18*
NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated as of March 1, 2012) is incorporated by reference to NACCO's Definitive Proxy Statement, filed by NACCO on March 16, 2012, Commission File Number 1-9172.

10.19*
Form Award Agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated as of March 1, 2012) is incorporated by reference to Exhibit 10.2 to NACCO's Current Report on Form 8-K, dated May 9, 2012, Commission File Number 1-9172.

10.20*
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

10.24*
NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2013) (incorporated by reference to Appendix B to Hyster-Yale Materials Handling, Inc.'s Definitive Proxy Statement, filed with the Securities and Exchange Commission on March 18, 2013, Commission File No. 000-54799).

10.25*
NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective as of January 1, 2014) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 29, 2014, Commission File No. 000-54799.

10.26*
NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (Amended and Restated Effective as of January 1, 2014) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 29, 2014, Commission File No. 000-54799.

10.27*
The NACCO Materials Handling Group, Inc. 2010 Annual Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to NACCO's Current Report on Form 8-K, dated March 30, 2010, Commission File Number 1-9172.

10.28*
The NACCO Materials Handling Group, Inc. 2011 Annual Incentive Compensation Plan is incorporated by reference to Exhibit 10.2 to NACCO's Current Report on Form 8-K, dated March 9, 2011, Commission File Number 1-9172.

10.29*
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

10.36*
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

10.38
First Amended and Restated Recourse and Indemnity Agreement, dated November 21, 2013, by and among General Electric Capital Corporation, NMHG Financial Services, Inc, and NACCO Materials Handling Group, Inc. is incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2014, Commission File Number 000-54799.

10.39
Second Amended and Restated Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc., dated November 21, 2013 is incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2014, Commission File Number 000-54799.

10.40
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

10.42
Guaranty Agreement, dated November 21, 2013, by Hyster-Yale Materials Handling, Inc. to General Electric Capital Corporation is incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2014, Commission File Number 000-54799.

10.43
Guaranty Agreement, dated November 21, 2013, by NACCO Materials Handling Group, Inc. to General Electric Capital Corporation is incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2014, Commission File Number 000-54799.

10.44
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

10.58
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

10.59
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

10.60
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

10.61
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

10.62
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

10.64
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

10.65
Operating Agreement, dated July 31, 1979, among Eaton Corporation and Sumitomo Heavy Industries, Ltd. is incorporated by reference to Exhibit 10.2 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.66
Loan, Security and Guaranty Agreement dated as of December 18, 2013 among Hyster-Yale Materials Handling, Inc. and NACCO Materials Handling Group, Inc., as U.S. Borrowers, NACCO Materials Handling B.V., N.M.H. International B.V. and N.M.H. Holding B.V., as Dutch Borrowers, NACCO Materials Handling Limited, as UK Borrower, any other Borrowers party thereto from time to time and certain Persons party thereto from time to time as Guarantors, certain financial institutions, as Lenders, Bank of America, N.A., as Administrative Agent and Security Trustee, Merrill Lynch, Pierce, Fenner & Smith Incorporated and CitiGroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers and CitiBank, N.A., as Syndication Agent is incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2014, Commission File Number 000-54799.

10.67
First Amendment to Loan, Security and Guaranty Agreement dated as of March 31, 2014 among Hyster-Yale Materials Handling, Inc. and NACCO Materials Handling Group, Inc., NACCO Materials Handling B.V., N.M.H. International B.V. and N.M.H. Holding B.V., NACCO Materials Handling Limited, the Persons party thereto as Guarantors, the Lenders signatory thereto, and Bank of America, N.A., as Administrative Agent is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, Commission File Number 000-54799.

10.68
Commitment Agreement for the Purchase and Sale of Real Estate and Other Covenants, dated May 23, 2013, by and between NACCO Materials Handling Group Brasil Ltda. and Synergy Empreendimentos E Participacoes Ltda.
is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, Commission File Number 000-54799.

10.69
Amendment to the Commitment Agreement for the Purchase and Sale of Real Estate and Other Covenants, dated May 23, 2013, by and between NACCO Materials Handling Group Brasil Ltda. and Synergy Empreendimentos E Participacoes Ltda. is incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, Commission File Number 000-54799.

10.70
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

10.71
Construction Agreement, dated October 31, 2013, between NACCO Materials Handling Group Brasil Ltda. and Constructora Toda Do Brasil S/A is incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2014, Commission File Number 000-54799.

10.72*
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