Form 10-Q
period 2015-03-31
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2015-04-29
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at April 24, 2015: 12,359,317
Number of shares of Class B Common Stock outstanding at April 24, 2015: 3,956,940

HYSTER-YALE MATERIALS HANDLING, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2015	DECEMBER 31 2014
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$91.5	$111.4
Accounts receivable, net	315.3	357.7
Inventories, net	350.8	342.5
Deferred income taxes	23.7	20.8
Prepaid expenses and other	37.6	34.6
Total Current Assets	818.9	867.0
Property, Plant and Equipment, Net	172.4	179.8
Intangible Assets	4.0	4.1
Long-term Deferred Income Taxes	13.3	11.4
Investment in Unconsolidated Affiliates	38.0	39.6
Other Non-current Assets	15.9	18.9
Total Assets	$1,062.5	$1,120.8
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$327.0	$331.6
Accounts payable, affiliate	16.6	18.4
Current maturities of long-term debt	24.4	19.5
Accrued payroll	30.5	57.2
Accrued warranty obligations	31.5	32.3
Other current liabilities	103.1	94.5
Total Current Liabilities	533.1	553.5
Long-term Debt	10.7	12.0
Self-insurance Liabilities	19.3	18.6
Pension and other Postretirement Obligations	21.7	24.6
Other Long-term Liabilities	55.7	56.1
Total Liabilities	640.5	664.8
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 12,353,488 shares outstanding (2014 - 12,277,148 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,958,795 shares outstanding (2014 - 3,964,082 shares outstanding)	0.1	0.1
Capital in excess of par value	319.2	324.1
Treasury stock	(43.4)	(49.1)
Retained earnings	289.8	280.4
Accumulated other comprehensive loss	(145.4)	(101.1)
Total Stockholders' Equity	420.4	454.5
Noncontrolling Interest	1.6	1.5
Total Equity	422.0	456.0
Total Liabilities and Equity	$1,062.5	$1,120.8

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2015	2014
	(In millions, except per share data)
Revenues	$622.3	$676.0
Cost of sales	519.4	564.3
Gross Profit	102.9	111.7
Operating Expenses
Selling, general and administrative expenses	81.9	80.1
Operating Profit	21.0	31.6
Other (income) expense
Interest expense	1.0	0.9
Income from unconsolidated affiliates	(1.1)	(1.2)
Other	1.4	0.3
	1.3	—
Income Before Income Taxes	19.7	31.6
Income tax provision	5.7	9.5
Net Income	14.0	22.1
Net income attributable to noncontrolling interest	(0.1)	—
Net Income Attributable to Stockholders	$13.9	$22.1

Basic Earnings per Share	$0.85	$1.32
Diluted Earnings per Share	$0.85	$1.31

Dividends per Share	$0.2750	$0.2500

Basic Weighted Average Shares Outstanding	16.277	16.770
Diluted Weighted Average Shares Outstanding	16.331	16.863

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED
	MARCH 31
	2015	2014
	(In millions)
Net Income	$14.0	$22.1
Other comprehensive income (loss)
Foreign currency translation adjustment	(40.3)	2.8
Current period cash flow hedging activity	(4.6)	(0.1)
Reclassification of hedging activities into earnings	—	0.3
Reclassification of pension into earnings	0.6	1.2
Comprehensive Income (Loss)	$(30.3)	$26.3
Other comprehensive income (loss) attributable to noncontrolling interest
Net income attributable to noncontrolling interest	(0.1)	—
Comprehensive Income (Loss) Attributable to Stockholders	$(30.4)	$26.3

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2015	2014
	(In millions)
Operating Activities
Net income	$14.0	$22.1
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	7.3	7.5
Amortization of deferred financing fees	0.3	0.3
Deferred income taxes	(0.6)	0.8
Stock-based compensation	0.9	2.2
Dividends from unconsolidated affiliates	2.5	—
Other non-current liabilities	1.3	2.2
Other	(2.0)	(2.8)
Working capital changes:
Accounts receivable	25.2	(0.1)
Inventories	(32.0)	(26.0)
Other current assets	(6.3)	(5.5)
Accounts payable	8.8	6.9
Other current liabilities	(22.8)	(24.5)
Net cash used for operating activities	(3.4)	(16.9)

Investing Activities
Expenditures for property, plant and equipment	(9.8)	(4.9)
Proceeds from the sale of assets	0.9	—
Business acquisition, purchase price adjustment	0.9	—
Other	—	(0.6)
Net cash used for investing activities	(8.0)	(5.5)

Financing Activities
Additions to long-term debt	12.3	5.7
Reductions of long-term debt	(8.3)	(10.3)
Net change to revolving credit agreements	—	(33.5)
Cash dividends paid	(4.5)	(4.2)
Purchase of treasury stock	(0.1)	(3.5)
Net cash used for financing activities	(0.6)	(45.8)

Effect of exchange rate changes on cash	(7.9)	(0.2)

Cash and Cash Equivalents
Decrease for the period	(19.9)	(68.4)
Balance at the beginning of the period	111.4	175.7
Balance at the end of the period	$91.5	$107.3

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In millions)
Balance, January 1, 2014	$0.1	$0.1	$(3.4)	$320.6	$188.4	$1.3	$(1.9)	$(55.4)	$449.8	$1.1	$450.9
Stock-based compensation	—	—	—	2.2	—	—	—	—	2.2	—	2.2
Stock issued under stock compensation plans	—	—	2.2	(2.2)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(3.5)	—	—	—	—	—	(3.5)	—	(3.5)
Net income attributable to stockholders	—	—	—	—	22.1	—	—	—	22.1	—	22.1
Cash dividends on Class A and Class B common stock: $0.25 per share	—	—	—		(4.2)	—	—	—	(4.2)	—	(4.2)
Current period other comprehensive income (loss)	—	—	—	—	—	2.8	(0.1)	—	2.7	—	2.7
Reclassification adjustment to net income	—	—	—	—	—	—	0.3	1.2	1.5	—	1.5
Balance, March 31, 2014	$0.1	$0.1	$(4.7)	$320.6	$206.3	$4.1	$(1.7)	$(54.2)	$470.6	$1.1	$471.7

Balance, January 1, 2015	$0.1	$0.1	$(49.1)	$324.1	$280.4	$(40.4)	$(2.0)	$(58.7)	$454.5	$1.5	$456.0
Stock-based compensation	—	—	—	0.9	—	—	—	—	0.9	—	0.9
Stock issued under stock compensation plans	—	—	5.8	(5.8)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Net income attributable to stockholders	—	—	—	—	13.9	—	—	—	13.9	—	13.9
Cash dividends on Class A and Class B common stock: $0.275 per share	—	—	—	—	(4.5)	—	—	—	(4.5)	—	(4.5)
Current period other comprehensive income (loss)	—	—	—	—	—	(40.3)	(4.6)	—	(44.9)	—	(44.9)
Reclassification adjustment to net income	—	—	—	—	—	—	—	0.6	0.6	—	0.6
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, March 31, 2015	$0.1	$0.1	$(43.4)	$319.2	$289.8	$(80.7)	$(6.6)	$(58.1)	$420.4	$1.6	$422.0

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
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

On December 18, 2014, the Company acquired Nuvera Fuel Cells, Inc. ("Nuvera"). Nuvera is an alternative-power technology company focused on fuel cell stacks and related systems. Nuvera is also focused on supporting on-site hydrogen production and dispensing systems that are designed to deliver clean energy solutions to customers.

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2015 and the results of its operations for the three months ended March 31, 2015 and 2014 and the results of its cash flows and changes in equity for the three months ended March 31, 2015 and 2014 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying unaudited condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.

Note 2—Recently Issued Accounting Standards
Recently Issued Accounting Standards

The following table provides a brief description of a recent accounting pronouncement adopted January 1, 2015. The adoption of this standard did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

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

The following table provides a brief description of recent accounting pronouncements not yet adopted:

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
		January 1, 2017	The Company is currently evaluating the alternative methods of adoption and the effect on its financial position, results of operations, cash flows and related disclosures.
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
ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
The guidance is intended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.
		January 1, 2016	The Company does not expect the adoption of the guidance to have a material effect on its financial position, results of operations, cash flows or related disclosures.
ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement
The guidance clarifies the accounting for cloud computing arrangements including a software license and cloud computing arrangements that do not include a software license that should be accounted for as a service contract.
		January 1, 2016	The Company is currently evaluating the effect of adoption on its financial position, results of operations, cash flows and related disclosures.

Reclassifications: Certain amounts in the prior periods' unaudited condensed consolidated financial statements have been reclassified to conform to the current period's presentation.

Note 3—Business Segments

The Company’s reportable segments for the lift truck business include the following three management units: the Americas, Europe and Asia-Pacific. Americas includes operations in the United States, Canada, Mexico, Brazil, Latin America and the corporate headquarters. Europe includes operations in Europe, the Middle East and Africa. Asia-Pacific includes operations in the Asia-Pacific region including China, as well as the equity earnings of SN operations. Certain amounts are allocated to these geographic management units and are included in the segment results presented below, including product development costs, corporate headquarter's expenses and certain information technology infrastructure costs. These allocations among geographic management units are determined by senior management and not directly incurred by the geographic operations. In addition, other costs are incurred directly by these geographic management units based upon the location of the manufacturing plant or sales units, including manufacturing variances, product liability, warranty and sales discounts, which may not be associated with the geographic management unit of the ultimate end user sales location where revenues and margins are reported. Therefore, the reported results of each segment for the lift truck business cannot be considered stand-alone entities as all segments are inter-related and integrate into a single global lift truck business.

On December 18, 2014, the Company acquired Nuvera, which is reported as a separate segment.

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED
	MARCH 31
	2015	2014
Revenues from external customers
Americas	$415.9	$456.9
Europe	157.6	169.0
Asia-Pacific	47.6	50.1
Lift truck business	621.1	676.0
Nuvera	1.2	—
Total	$622.3	$676.0
Gross profit (loss)
Americas	$67.0	$76.0
Europe	29.8	30.0
Asia-Pacific	6.9	5.7
Lift truck business	103.7	111.7
Nuvera	(0.8)	—
Total	$102.9	$111.7
Operating profit (loss)
Americas	$17.2	$25.7
Europe	8.7	6.3
Asia-Pacific	1.1	(0.4)
Lift truck business	27.0	31.6
Nuvera	(6.0)	—
Total	$21.0	$31.6
Net income (loss) attributable to stockholders
Americas	$9.2	$17.2
Europe	7.3	5.0
Asia-Pacific	1.0	(0.1)
Lift truck business	17.5	22.1
Nuvera	(3.6)	—
Total	$13.9	$22.1

Note 4—Reclassifications from OCI

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI		Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED
	MARCH 31
	2015	2014
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$(1.4)	$(0.3)	Cost of sales
Total before tax	(1.4)	(0.3)	Income before income taxes
Tax benefit	1.4	—	Income tax provision
Net of tax	$—	$(0.3)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(0.9)	$(1.7)	(a)
Prior service credit	0.1	0.1	(a)
Total before tax	(0.8)	(1.6)	Income before income taxes
Tax benefit	0.2	0.4	Income tax provision
Net of tax	$(0.6)	$(1.2)	Net income

Total reclassifications for the period	$(0.6)	$(1.5)

(a) These OCI components are included in the computation of net pension cost (see Note 6 for additional details).

Note 5—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At March 31, 2015, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $23.4 million. At December 31, 2014, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $19.2 million.

Derivative Financial Instruments

The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. These contracts hedge firm commitments and forecasted transactions relating to cash flows associated with sales and purchases denominated in non-functional currencies. The Company offsets fair value amounts related to foreign currency exchange contracts executed with the same counterparty. Changes in the fair value of forward foreign currency exchange contracts that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the unaudited condensed consolidated statements of operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in cost of sales. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and is also generally recognized in cost of sales. The Company utilizes the forward-rate method of assessing hedge effectiveness.

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

The Company has interest rate swap agreements that do not meet the criteria for hedge accounting. The terms of the interest rate swap agreements require the Company to receive a variable interest rate based upon the three-month LIBOR and pay a fixed interest rate. Changes in the fair value of interest rate swap agreements are immediately recognized in earnings and included on the line “Other” in the “Other (income) expense” section of the unaudited condensed consolidated statements of operations.

Cash flows from hedging activities are reported in the unaudited condensed consolidated statements of cash flows with the same classification as the hedged item, generally as a component of cash flows from operations.

The Company measures its derivatives at fair value on a recurring basis using significant observable inputs. This valuation methodology is Level 2 as defined in the fair value hierarchy. The Company uses a present value technique that incorporates the yield curves and foreign currency spot rates to value its derivatives and also incorporates the effect of the Company's and its counterparties' credit risk into the valuation.

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $636.6 million at March 31, 2015, primarily denominated in euros, Japanese yen, Swedish kroner, British pounds, Mexican pesos and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $510.8 million at December 31, 2014, primarily denominated in euros, Japanese yen, Swedish kroner, British pounds, Mexican pesos and Australian dollars. The fair value of these contracts approximated a net liability of $17.8 million and $5.6 million at March 31, 2015 and December 31, 2014, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2015, $10.5 million of the amount included in OCI is expected to be reclassified as a loss into the unaudited condensed consolidated statement of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company held interest rate contracts with total notional amount of $100.0 million at March 31, 2015. The fair value of interest rate swap agreements was a net liability of $0.7 million at March 31, 2015 and a net asset $0.3 million at December 31, 2014.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	MARCH 31 2015	DECEMBER 31 2014	Balance Sheet Location	MARCH 31 2015	DECEMBER 31 2014
Derivatives designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	$7.5	$4.6	Prepaid expenses and other	$6.0	$2.4
	Other current liabilities	4.9	3.5	Other current liabilities	16.9	8.8
Long-term	Other non-current assets	1.4	0.9	Other long-term liabilities	6.4	3.1
Total derivatives designated as hedging instruments		$13.8	$9.0		$29.3	$14.3
Derivatives not designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$1.0	$1.0
Long-term	Other non-current assets	0.3	1.3	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	3.3	4.3	Prepaid expenses and other	1.8	2.7
	Other current liabilities	1.5	0.6	Other current liabilities	5.3	2.5
Total derivatives not designated as hedging instruments		$5.1	$6.2		$8.1	$6.2
Total derivatives		$18.9	$15.2		$37.4	$20.5

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty at March 31, 2015 and December 31, 2014 as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of March 31, 2015				Derivative Liabilities as of March 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$0.3	$(0.3)	$—	$—	$1.0	$(0.3)	$0.7	$0.7
Foreign currency exchange contracts	4.4	(4.4)	—	—	22.2	(4.4)	17.8	17.8
Total derivatives	$4.7	$(4.7)	$—	$—	$23.2	$(4.7)	$18.5	$18.5

	Derivative Assets as of December 31, 2014				Derivative Liabilities as of December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$1.3	$(1.0)	$0.3	$0.3	$1.0	$(1.0)	$—	$—
Foreign currency exchange contracts	4.7	(4.7)	—	—	10.3	(4.7)	5.6	5.6
Total derivatives	$6.0	$(5.7)	$0.3	$0.3	$11.3	$(5.7)	$5.6	$5.6

The following table summarizes the pre-tax impact of derivative instruments for the three months ended March 31, 2015 and 2014 as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	THREE MONTHS ENDED			THREE MONTHS ENDED			THREE MONTHS ENDED
	MARCH 31			MARCH 31			MARCH 31
Derivatives designated as hedging instruments	2015	2014		2015	2014		2015	2014
Cash Flow Hedges
Interest rate swap agreements	$—	$(0.5)	Interest expense	$—	$—	N/A	$—	$—
Foreign currency exchange contracts	(11.2)	0.2	Cost of sales	(1.4)	(0.3)	N/A	—	—
	$(11.2)	$(0.3)		$(1.4)	$(0.3)		$—	$—
Net Investment Hedges
Foreign currency exchange contracts	$—	$0.4	N/A	$—	$—	N/A	$—	$—
Total	$(11.2)	$0.1		$(1.4)	$(0.3)		$—	$—

							Amount of Gain or (Loss) Recognized in Income on Derivative
							THREE MONTHS ENDED
							MARCH 31
Derivatives Not Designated as Hedging Instruments						Location of Gain or (Loss) Recognized in Income on Derivative	2015	2014
Cash Flow Hedges
Interest rate swap agreements						Other	$(1.0)	$—
Foreign currency exchange contracts						Other	(2.1)	(2.9)
Total							$(3.1)	$(2.9)

Note 6—Retirement Benefit Plans

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

The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014 that it expected to contribute approximately $3.0 million to its non-U.S. pension plans in 2015. The Company now expects to contribute approximately $0.2 million to its non-U.S. pension plans in 2015.

The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2015	2014
U.S. Pension
Service cost	$—	$—
Interest cost	0.7	0.8
Expected return on plan assets	(1.3)	(1.4)
Amortization of actuarial loss	0.4	0.4
Amortization of prior service credit	(0.1)	(0.1)
Total	$(0.3)	$(0.3)
Non-U.S. Pension
Service cost	$—	$0.6
Interest cost	1.4	1.8
Expected return on plan assets	(2.3)	(2.5)
Amortization of actuarial loss	0.5	1.3
Total	$(0.4)	$1.2

Note 7—Inventories

Inventories are summarized as follows:

	MARCH 31 2015	DECEMBER 31 2014
Finished goods and service parts	$188.4	$179.4
Raw materials and work in process	208.8	211.2
Total manufactured inventories	397.2	390.6
LIFO reserve	(46.4)	(48.1)
Total inventory	$350.8	$342.5

The cost of certain manufactured inventories, including service parts, has been determined using the last-in-first-out (“LIFO”) method. At March 31, 2015 and December 31, 2014, 55% and 52%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

Note 8—Product Warranties

The Company provides a standard warranty on its lift trucks, generally for twelve months or 1,000 to 2,000 hours. For certain components in some series of lift trucks, the Company provides a standard warranty of two to three years or 4,000 to 6,000 hours. The Company estimates the costs which may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2015
Balance at January 1	$51.1
Current year warranty expense	8.0
Change in estimate related to pre-existing warranties	(1.2)
Payments made	(6.0)
Foreign currency effect	(1.4)
Balance at March 31	$50.5

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

Note 10—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at March 31, 2015 and December 31, 2014 were $180.2 million and $176.1 million, respectively. As of March 31, 2015, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at March 31, 2015 was approximately $203.8 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of March 31, 2015, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $43.5 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $8.5 million as of March 31, 2015. The $43.5 million is included in the $180.2 million of total amounts subject to recourse or repurchase obligations at March 31, 2015.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within GECC may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through NFS. At March 31, 2015, approximately $158.3 million of the Company's total recourse or repurchase obligations of $180.2 million related to transactions with NFS. In connection with the joint venture agreement, the Company also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that the Company would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At March 31, 2015, loans from GECC to NFS totaled $842.6 million. Although the Company’s contractual guarantee was $168.5 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which the Company guarantees $158.3 million. Excluding the NFS receivables guaranteed by the Company from NFS’ loans to GECC, the Company’s incremental obligation as a result of this guarantee to GECC is $143.8 million, which is secured by 20% of NFS' customer receivables and other secured assets of $210.7 million. NFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause NFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at March 31, 2015:

	NFS	Total
Total recourse or repurchase obligations	$158.3	$180.2
Less: exposure limited for certain dealers	43.5	43.5
Plus: 7.5% of original loan balance	8.5	8.5
	123.3	145.2
Incremental obligation related to guarantee to GECC	143.8	143.8
Total exposure related to guarantees	$267.1	$289.0

Note 11—Equity Investments

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

The Company's percentage share of the net income or loss from its equity investments in NFS and SN is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” section of the unaudited condensed consolidated statements of operations. The Company's equity investments are included on the line “Investment in Unconsolidated Affiliates” in the unaudited condensed consolidated balance sheets. At March 31, 2015 and December 31, 2014, the Company's investment in NFS was $12.2 million and $13.5 million, respectively. The Company's investment in SN was $25.8 million and $26.1 million at March 31, 2015 and December 31, 2014, respectively.

Summarized financial information for these two equity investments is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2015	2014
Revenues	$77.5	$75.9
Gross profit	$25.2	$22.0
Income from continuing operations	$5.2	$4.4
Net income	$5.2	$4.4

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of Critical Accounting Policies and Estimates as disclosed on pages 14 through 17 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Critical Accounting Policies and Estimates have not materially changed since December 31, 2014.

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)
	MARCH 31
	2015	2014	% Change
Unit Shipments (in thousands)
Americas	12.5	13.4	(6.7)%
Europe	5.7	5.6	1.8%
Asia-Pacific	1.7	1.6	6.3%
	19.9	20.6	(3.4)%
Revenues
Americas	$415.9	$456.9	(9.0)%
Europe	157.6	169.0	(6.7)%
Asia-Pacific	47.6	50.1	(5.0)%
Nuvera	1.2	—	n.m.
	$622.3	$676.0	(7.9)%
Gross profit (loss)
Americas	$67.0	$76.0	(11.8)%
Europe	29.8	30.0	(0.7)%
Asia-Pacific	6.9	5.7	21.1%
Nuvera	(0.8)	—	n.m.
	$102.9	$111.7	(7.9)%
Selling, general and administrative expenses
Americas	$49.8	$50.3	1.0%
Europe	21.1	23.7	11.0%
Asia-Pacific	5.8	6.1	4.9%
Nuvera	5.2	—	n.m.
	$81.9	$80.1	(2.2)%
Operating profit (loss)
Americas	$17.2	$25.7	(33.1)%
Europe	8.7	6.3	38.1%
Asia-Pacific	1.1	(0.4)	375.0%
Nuvera	(6.0)	—	n.m.
	$21.0	$31.6	(33.5)%

	THREE MONTHS ENDED		Favorable / (Unfavorable)
	MARCH 31
	2015	2014	% Change
Interest expense	$1.0	$0.9	(11.1)%
Other (income) expense	$0.3	$(0.9)	(133.3)%
Net income attributable to stockholders
Americas	$9.2	$17.2	(46.5)%
Europe	7.3	5.0	46.0%
Asia-Pacific	1.0	(0.1)	n.m.
Nuvera	(3.6)	—	n.m.
	$13.9	$22.1	(37.1)%
Diluted earnings per share	$0.85	$1.31	(35.1)%
Effective income tax rate	28.9%	30.1%
Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units.

	THREE MONTHS ENDED
	MARCH 31
	2015	2014
Unit backlog, beginning of period	28.1	28.2
Unit shipments	(19.9)	(20.6)
Unit bookings	23.7	21.3
Unit backlog, end of period	31.9	28.9

	MARCH 31 2015	MARCH 31 2014
Bookings, approximate sales value (in millions)	$517	$536
Backlog, approximate sales value (in millions)	$725	$715

As of March 31, 2015, substantially all of the Company's backlog is expected to be sold within the next twelve months. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

First Quarter of 2015 Compared with First Quarter of 2014

The following table identifies the components of change in revenues for the first quarter of 2015 compared with the first quarter of 2014:

Revenues
2014	$676.0
Increase (decrease) in 2015 from:
Foreign currency	(33.2)
Unit volume and product mix	(20.4)
Other	(2.3)
Parts	2.0
Unit price	0.2
2015	$622.3

Revenues decreased 7.9% to $622.3 million in the first quarter of 2015 from $676.0 million in the first quarter of 2014. The decrease was mainly due to the impact of the continued strengthening of the U.S. dollar, primarily against the euro for the translation of sales in foreign currencies to the U.S. dollar. In addition, fewer unit shipments in the Americas related to the transition from the old plant to the new plant in Brazil and a slight shift in sales to lower-priced lift trucks in the Americas also contributed to the decrease in revenues during the first quarter of 2015 compared with the first quarter of 2014. These items were partially offset by an increase in sales of higher-priced lift trucks in Europe and improved unit volumes in North America and Europe.

The following table identifies the components of change in operating profit for the first quarter of 2015 compared with the first quarter of 2014:

Operating Profit
2014	$31.6
Increase (decrease) in 2015 from:
Gross profit	(8.0)
Nuvera operations	(6.0)
Selling, general and administrative expenses	3.4
2015	$21.0

The Company recognized operating profit of $21.0 million in the first quarter of 2015 compared with $31.6 million in the first quarter of 2014, mainly as a result of a decrease in gross profit and the results of Nuvera Fuel Cells, Inc.'s ("Nuvera") operations, partially offset by lower selling, general and administrative expenses. Gross profit decreased primarily from lower unit volumes and unfavorable manufacturing variances in the Americas, mainly due to the transition from the old plant to the new plant in Brazil, weather-related U.S. plant shutdowns, higher U.S. health care costs and unfavorable foreign currency movements of $4.1 million. The decrease in gross profit was partially offset by material cost deflation in the Americas and Europe. Gross margin was 16.5% in both the first quarter of 2015 and 2014. The decrease in gross profit was partially offset by lower selling, general and administrative expenses primarily due to favorable currency movements of $2.6 million and lower incentive compensation estimates, of which $1.3 million related to non-cash equity compensation. These improvements were partially offset by $1.0 million of expenses incurred during the first quarter of 2015 as a result of the move to the new Brazil plant.

The Company recognized net income attributable to stockholders of $13.9 million in the first quarter of 2015 compared with $22.1 million in the first quarter of 2014. The decrease was primarily due to lower operating profit during the first quarter of 2015 compared with the first quarter of 2014 and a $1.0 million non-cash charge to adjust the Company's interest rate swap agreements to fair market value.

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
A reconciliation of the consolidated federal statutory and effective income tax is as follows for the three months ended March 31:

	THREE MONTHS
	2015	2014
Income before income taxes	$19.7	$31.6
Statutory taxes at 35%	$6.9	$11.1
Permanent adjustments:
Non-U.S. rate differences	(1.6)	(2.2)
State income taxes	0.4	0.6
Other	(0.2)	(0.2)
	$(1.4)	$(1.8)
Discrete items	$0.2	$0.2
Income tax provision	$5.7	$9.5
Effective income tax rate	28.9%	30.1%

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2015	2014	Change
Operating activities:
Net income	$14.0	$22.1	$(8.1)
Depreciation and amortization	7.3	7.5	(0.2)
Dividends from unconsolidated affiliates	2.5	—	2.5
Other	(0.1)	2.7	(2.8)
Working capital changes	(27.1)	(49.2)	22.1
Net cash used for operating activities	(3.4)	(16.9)	13.5

Investing activities:
Expenditures for property, plant and equipment	(9.8)	(4.9)	(4.9)
Proceeds from the sale of assets	0.9	—	0.9
Other	0.9	(0.6)	1.5
Net cash used for investing activities	(8.0)	(5.5)	(2.5)

Cash flow before financing activities	$(11.4)	$(22.4)	$11.0

Net cash used for operating activities decreased $13.5 million in the first three months of 2015 compared with the first three months of 2014. The decrease was primarily a result of the change in working capital partially offset by the decrease in net income. The change in working capital was mainly attributable to a decrease in accounts receivable during the first quarter of 2015 compared with the first quarter of 2014 primarily due to lower unit sales volume in the Americas resulting from the transition from the old plant to the new plant in Brazil and weather-related U.S. plant shutdowns.

The increase in net cash used for investing activities during the first three months of 2015 compared with the first three months of 2014 is mainly the result of improvements made to manufacturing facilities in the Americas.

	2015	2014	Change
Financing activities:
Net additions (reductions) of long-term debt and revolving credit agreements	$4.0	$(38.1)	$42.1
Cash dividends paid	(4.5)	(4.2)	(0.3)
Purchase of treasury stock	(0.1)	(3.5)	3.4
Net cash used for financing activities	$(0.6)	$(45.8)	$45.2

The change in net cash used for financing activities during the first three months of 2015 compared with the first three months of 2014 was primarily due to repayments of borrowings under the Company's revolving credit facilities during the first quarter of 2014 compared with additional borrowings in the first quarter of 2015 and lower repurchases of the Company's stock in the first three months of 2015 compared with the first three months of 2014.

Financing Activities

The Company has a $220.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in December 2018. There were no borrowings outstanding under the Facility at March 31, 2015. The excess availability under the Facility at March 31, 2015 was $213.2 million, which reflects reductions of $6.8 million for letters of credit. The Facility consists of a U.S. revolving credit facility of $120.0 million and a non-U.S. revolving credit facility of $100.0 million. The Facility can be increased up to $320.0 million over the term of the agreement in minimum increments of $25.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Facility was $500 million as of March 31, 2015.

Borrowings bear interest at a floating rate that can be a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective March 31, 2015, for U.S. domestic base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margin, effective March 31, 2015, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable LIBOR interest rates under the Facility on March 31, 2015 were 1.69% and 1.42%, respectively, for the U.S. and non-U.S. facility including the applicable floating rate margin. The Facility also requires the payment of a fee of 0.375% per annum on the unused commitment as of March 31, 2015.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the borrowers subject to certain thresholds, as defined in the Facility and limits the payment of dividends. If the minimum availability threshold, as defined in the Facility, is greater than fifteen percent for both total and U.S. revolving credit facilities, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the Facility, is greater than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the domestic revolver commitments, as defined in the Facility. At March 31, 2015, the Company was in compliance with the covenants in the Facility.

The Company had borrowings outstanding of approximately $23.4 million at March 31, 2015. In addition to the excess availability under the Facility, the Company had remaining availability of $32.9 million related to other non-U.S. revolving credit agreements.

The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in December 2018.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2014, there have been no significant changes in the total amount of the Company's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on pages 24 and 25 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Capital Expenditures

Expenditures for property, plant and equipment were $9.8 million during the first three months of 2015. Capital expenditures are estimated to be an additional $47.1 million for the remainder of 2015. Planned expenditures for the remainder of 2015 are primarily for product development, improvements at manufacturing locations, improvements to information technology infrastructure and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	MARCH 31 2015	DECEMBER 31 2014	Change
Cash and cash equivalents	$91.5	$111.4	$(19.9)
Other net tangible assets	361.6	372.0	(10.4)
Intangible assets	4.0	4.1	(0.1)
Net assets	457.1	487.5	(30.4)
Total debt	(35.1)	(31.5)	(3.6)
Total equity	$422.0	$456.0	$(34.0)
Debt to total capitalization	8%	6%	2%

OUTLOOK

Lift Truck Outlook

Although markets were generally stronger than expected in the first quarter of 2015, growth rates for the global lift truck market are expected to decelerate in the remainder of 2015, resulting in nominal growth compared with 2014. In 2015, modest growth is expected in the Western Europe and Middle East and Africa markets. The North America, Latin America, Asia-Pacific and China markets are expected to be relatively flat and declines are expected in the Brazil, Eastern Europe and Japanese markets.

Despite these market conditions, the Company expects a moderate increase in unit shipments and parts volumes. The increase in unit shipments in 2015 is expected to be driven by Europe and North America, with moderate increases in Asia-Pacific. However, due to the production shutdown for the Brazil plant move in the first quarter of 2015 and Brazil's soft economy, full year 2015 unit shipments in Brazil are expected to decline from 2014 levels. In addition, as a result of current currency headwinds and the substantial decline in unit volumes during the first quarter of 2015, and despite the continued execution of the Company's strategic initiatives and anticipated market share gains, revenues are expected to decline modestly in 2015 compared with 2014. Revenues are also expected to be negatively affected by a shift in sales mix to lower-priced lift trucks.

The Company expects material costs in 2015 to be broadly comparable to 2014 but with increasingly favorable downward pressure. Although commodity costs have been declining moderately over the past few quarters and costs are expected to remain stable, these markets, including steel in particular, remain volatile and sensitive to changes in the global economy. The Company will continue to monitor commodity costs, economic conditions, currency movements and the resulting effects on costs and pricing, and will take appropriate pricing actions, if necessary.

After excluding the $17.7 million gain on sale of the Brazil plant realized in 2014, the Company expects the 2015 lift truck segment operating profit to be similar to 2014. As previously projected, substantially lower operating profit is anticipated in the first half of 2015, primarily as a result of the lower operating profit in the first quarter of 2015 resulting from higher costs and manufacturing inefficiencies from the transition to a new plant in Brazil, primarily in the first quarter, and expected lower operating results in Europe in the second quarter driven largely by currency. These declines are expected to be partially offset by improvements in the second half of the year. Overall, anticipated increases in unit shipments and parts sales are expected to be offset by increases in employee-related expenses, including incentive compensation estimates, as well as higher manufacturing and operating costs associated with the transition to the new Brazil plant and the roll out of global manufacturing information technology systems in 2015. Excluding the gain on sale of the Brazil plant, 2015 net income in the lift truck business is expected to decline from 2014, primarily due to the reasons previously highlighted and higher income tax expense resulting from non-recurring tax benefits received in 2014 and a higher effective income tax rate in 2015 compared with 2014 attributable to an anticipated increase in the portion of the Company's income in the Americas operations, which have a higher tax rate.

Full year 2015 lift truck operating profit in the Americas segment, which includes the North America, Latin America and Brazil markets, is expected to be moderately higher in 2015 compared with 2014, excluding the gain on sale of the Brazil facility and despite the Brazil volume decline associated with the plant transition. The first half of the year is expected to be down compared with 2014, mainly as a result of the decline in the first quarter. The new plant in Brazil was officially opened in the early part of April 2015 and is expected to be in full production by the end of the second quarter of 2015. As a result of the completed transition in Brazil and anticipated favorable foreign currency effects at current currency rates in the Americas, improvements in operating profit are expected in the remainder of the year. Lift truck operating profit in the Europe segment, which includes the Middle East and Africa markets, is expected to decrease in 2015 compared with 2014 primarily as a result of substantial unfavorable foreign currency effects at current currency rates and pricing adjustments on certain series of trucks, partially offset by improved volumes. Asia-Pacific operating results are expected to increase compared with 2014 primarily as a result of the anticipated favorable effect of improved pricing and an anticipated increase in unit volumes, despite higher expenses expected from market share gain initiatives.

Cash flow before financing activities in the lift truck business is expected to improve in 2015 compared with 2014 due to moderated working capital requirements.

The Company remains focused on gaining market share over time by implementing its key strategic initiatives: (1) understanding customer needs at the product and aftermarket levels, (2) offering the lowest cost of ownership by utilizing the Company's understanding of customers' major cost drivers and developing solutions that consistently lower cost of ownership and create a differentiated competitive position, (3) enhancing independent distribution, (4) improving the Company's warehouse market position, (5) expanding in Asian markets by offering products aimed at the needs of these markets, enhancing Asia distribution and focusing on strategic alliances with local partners, (6) enhancing its Big Truck market position, (7) strengthening its sales and marketing organization in all geographic regions and (8) commercializing Nuvera’s fuel cell technology.

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

The lift truck business has begun and expects to continue to incur incremental expense as it adds sales and marketing capabilities to help further the lift truck sales opportunities associated with its acquisition of Nuvera. These costs are expected to be small in 2015 but are expected to grow as volume increases toward the end of 2015.

Nuvera Outlook

The Company believes the fuel cell market for lift trucks has significant growth opportunities but further work is needed to commercialize the Nuvera technology. As a result, the Company expects a net loss of approximately $14 to $17 million at its Nuvera business in 2015 as Nuvera focuses on commercializing its fuel cell research and technology and integrating this technology into the Company's lift truck product range. Minimal incremental revenues were realized in the first quarter of 2015 and revenues are expected to be in a similar range in the second and third quarters of 2015, although this could increase as a result of additional PowerTap® sales at approximately $750,000 per unit. Increased incremental revenues are expected to start being realized in the fourth quarter of 2015 as Nuvera expects to commercialize certain products which can be substituted for lead-acid batteries and introduce them to the market at an average selling price of between $17,500 and $35,000 depending upon the model. The Company believes its U.S. customers will qualify for the 30% Fuel Cell Federal Tax Credit which currently expires at the end of 2016 on these units, which would allow the customer to reflect a lower after-tax cost. The Company has an objective of booking approximately 250 PowerEdge® units in 2015 largely in the fourth quarter, as well as additional PowerTap® units. The Company expects to spend cumulatively up to $40 to $50 million of expense over 2015 and the next one to two years, including approximately $24 to $27 million in 2015, for additional research and development to commercialize Nuvera's technology broadly and to reach break-even.

The Company views the purchase of Nuvera as an opportunity to support many of the Company's key strategic initiatives including, in the short-term, meeting customer needs, providing lowest cost of ownership, enhancing its independent distribution and increasing its presence in the warehouse products market. Over the medium-term, Nuvera is expected to support the enhancement of the Company's Big Truck business and help the Company achieve improved revenues in Asia-Pacific. This acquisition also provides the Company with the ability to own, rather than buy, a potential key, long-term strategic component for its lift trucks. It also may provide the Company with the ability to participate actively in the growing fuel cell market and expand the Company's offering of best-in-class energy solutions to customers by integrating fuel cells with lift trucks in a way that is expected to optimize the performance and energy efficiency of the combined system. This, in conjunction with the Company's capability to provide full life cycle maintenance, service and fueling requirements, is expected to provide the Company with an opportunity to meet customers' needs and offer a low overall cost of ownership alternative. Nuvera's PowerTap® hydrogen generator appliance, which makes fuel-cell grade hydrogen, is in commercial production today and is being used on a limited basis. Nuvera will continue to sell the PowerTap® appliances, but will also focus on enhancing its Orion® fuel cell technology, which is expected to be used in its PowerEdge® battery box replacement. The PowerEdge® product is anticipated to be in production and available in late 2015 or early 2016. Nuvera is exploring a number of partnership opportunities which would be incremental to its core operating plan. Nuvera also continues to focus on plans to create an integrated fuel cell power solution to be released in future years. Also, as previously stated, the Company is growing its marketing and sales capabilities to further the Nuvera opportunities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 29, F-22 through F-24 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the Company's derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2014.

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

Changes in internal control over financial reporting: During the first quarter of 2015, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company acquired Nuvera on December 18, 2014 and is currently in the process of integrating Nuvera's processes and internal controls.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A    Risk Factors
The risk factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 are supplemented by the risk factor set forth below.
General Electric Capital Corporation ("GECC") may sell its interest in NMHG Financial Services, Inc. ("NFS") or General Electric Company ("GEC"), the parent of GECC, may sell GECC. Such a sale could negatively impact the operation of NFS and remove an option that the Company’s U.S. dealers’ and customers’ have to finance the purchase of lift trucks.

On April 10, 2015, GECC’s parent company, GEC, announced a plan to reduce the size of its financial services businesses through the sale of most of the assets of GECC over the next 24 months. If GECC’s interest in NFS is sold to a third party, there is no guarantee that the acquirer will continue to cause NFS to be operated in a manner consistent with past practice pursuant to the terms of the Company’s agreements with GECC. Furthermore, the joint venture agreement governing NFS expires in December 2018, after which it automatically renews for additional one-year terms unless written notice is given by either party at least 180 days prior to termination. Also, either party to the joint venture agreement governing NFS may terminate such agreement upon 180 days' notice. Any acquirer may seek to terminate the NFS joint venture agreement in December 2018, or seek to terminate it earlier. The Company may also seek to terminate the NFS joint venture agreement based on its experience with or other information related to any acquirer. In the event of any such termination, a substitute joint venture partner or alternative financing arrangements may not be available on comparable terms, or at all.

In the event that a party acquiring GECC interests in NFS does not cause NFS to continue to operate in a manner consistent with past practice or the joint venture agreement is terminated and the Company's dealers and customers cannot arrange for alternative financing arrangements in the U.S. on comparable terms, or at all, the Company’s sales of lift trucks could be negatively impacted and its revenues, profitability and market share could be reduced.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program
Month #1 (January 1 to 31, 2015)	—	—	—	$—
Month #2 (February 1 to 28, 2015)	1,723	$64.89	—	$—
Month #3 (March 1 to 31, 2015)	—	—	—	$—
Total	1,723	$64.89	—	$—

(1)	Consists of shares of Class A common stock surrendered to the Company by certain executives to satisfy tax withholding obligations on restricted stock issued under the Company's long-term equity plan.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
Not applicable

Item 5    Other Information
None

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 27 of this Quarterly Report on Form 10-Q for the period ended March 31, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.

Date:	April 29, 2015	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

3.1
Amended and Restated Bylaws of Hyster-Yale Materials Handling, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2015, Commission File Number 000-54799)

10.1
Third Amendment to Stockholders' Agreement, dated as of March 27, 2015, by and among the Depository, Hyster-Yale Materials Handling, Inc., the new Participating Stockholder(s) identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale Materials Handling, Inc. and the Participating Stockholders is attached hereto.

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