Form 10-Q
period 2015-06-30
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2015-07-29
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at July 24, 2015: 12,366,371
Number of shares of Class B Common Stock outstanding at July 24, 2015: 3,953,596

HYSTER-YALE MATERIALS HANDLING, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2015	DECEMBER 31 2014
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$99.1	$111.4
Accounts receivable, net	343.2	357.7
Inventories, net	342.9	342.5
Deferred income taxes	20.1	20.8
Prepaid expenses and other	37.7	34.6
Total Current Assets	843.0	867.0
Property, Plant and Equipment, Net	176.9	179.8
Intangible Assets	3.9	4.1
Long-term Deferred Income Taxes	13.3	11.4
Investment in Unconsolidated Affiliates	38.8	39.6
Other Non-current Assets	16.0	18.9
Total Assets	$1,091.9	$1,120.8
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$302.2	$331.6
Accounts payable, affiliate	14.3	18.4
Current maturities of long-term debt	34.7	19.5
Accrued payroll	37.9	57.2
Accrued warranty obligations	35.7	32.3
Other current liabilities	94.3	94.5
Total Current Liabilities	519.1	553.5
Long-term Debt	19.0	12.0
Self-insurance Liabilities	19.5	18.6
Pension and other Postretirement Obligations	21.0	24.6
Other Long-term Liabilities	55.4	56.1
Total Liabilities	634.0	664.8
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 12,362,148 shares outstanding (2014 - 12,277,148 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,954,109 shares outstanding (2014 - 3,964,082 shares outstanding)	0.1	0.1
Capital in excess of par value	320.3	324.1
Treasury stock	(43.1)	(49.1)
Retained earnings	307.8	280.4
Accumulated other comprehensive loss	(129.0)	(101.1)
Total Stockholders' Equity	456.2	454.5
Noncontrolling Interest	1.7	1.5
Total Equity	457.9	456.0
Total Liabilities and Equity	$1,091.9	$1,120.8

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2015	2014	2015	2014
	(In millions, except per share data)
Revenues	$658.7	$684.7	$1,281.0	$1,360.7
Cost of sales	548.1	577.4	1,067.5	1,141.7
Gross Profit	110.6	107.3	213.5	219.0
Operating Expenses
Selling, general and administrative expenses	83.3	77.3	165.2	157.4
Gain on sale of assets	—	(17.7)	—	(17.7)
Operating Profit	27.3	47.7	48.3	79.3
Other (income) expense
Interest expense	1.3	0.8	2.3	1.7
Income from unconsolidated affiliates	(1.4)	(1.4)	(2.5)	(2.6)
Other	—	(0.4)	1.4	(0.1)
	(0.1)	(1.0)	1.2	(1.0)
Income Before Income Taxes	27.4	48.7	47.1	80.3
Income tax provision	4.6	15.7	10.3	25.2
Net Income	22.8	33.0	36.8	55.1
Net income attributable to noncontrolling interest	(0.1)	(0.1)	(0.2)	(0.1)
Net Income Attributable to Stockholders	$22.7	$32.9	$36.6	$55.0

Basic Earnings per Share	$1.39	$1.96	$2.25	$3.28
Diluted Earnings per Share	$1.39	$1.95	$2.24	$3.26

Dividends per Share	$0.2850	$0.2750	$0.5600	$0.5250

Basic Weighted Average Shares Outstanding	16.315	16.802	16.294	16.780
Diluted Weighted Average Shares Outstanding	16.351	16.838	16.342	16.851

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2015	2014	2015	2014
	(In millions)
Net Income	$22.8	$33.0	$36.8	$55.1
Other comprehensive income (loss)
Foreign currency translation adjustment	10.2	0.4	(30.1)	3.2
Current period cash flow hedging activity	4.4	0.5	(0.2)	0.4
Reclassification of hedging activities into earnings	1.2	0.6	1.2	0.9
Reclassification of pension into earnings	0.6	1.1	1.2	2.3
Comprehensive Income (Loss)	$39.2	$35.6	$8.9	$61.9
Other comprehensive income (loss) attributable to noncontrolling interest
Net income attributable to noncontrolling interest	(0.1)	(0.1)	(0.2)	(0.1)
Comprehensive Income (Loss) Attributable to Stockholders	$39.1	$35.5	$8.7	$61.8

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2015	2014
	(In millions)
Operating Activities
Net income	$36.8	$55.1
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	14.9	14.9
Amortization of deferred financing fees	0.6	0.5
Deferred income taxes	(2.8)	4.1
Gain on sale of assets	—	(17.7)
Stock-based compensation	2.3	3.6
Dividends from unconsolidated affiliates	2.5	—
Other non-current liabilities	0.2	(0.5)
Other	(2.1)	(4.3)
Working capital changes:
Accounts receivable	(1.3)	(12.9)
Inventories	(17.5)	(29.5)
Other current assets	(1.7)	(2.9)
Accounts payable	(23.5)	(8.3)
Other current liabilities	(11.2)	(15.7)
Net cash used for operating activities	(2.8)	(13.6)

Investing Activities
Expenditures for property, plant and equipment	(18.7)	(16.9)
Proceeds from the sale of assets	8.1	8.2
Business acquisition, purchase price adjustment	0.9	—
Other	—	(0.7)
Net cash used for investing activities	(9.7)	(9.4)

Financing Activities
Additions to long-term debt	31.1	14.8
Reductions of long-term debt	(16.3)	(19.1)
Net change to revolving credit agreements	—	(31.4)
Cash dividends paid	(9.2)	(8.8)
Purchase of treasury stock	(0.1)	(9.1)
Net cash provided by (used for) financing activities	5.5	(53.6)

Effect of exchange rate changes on cash	(5.3)	(0.5)

Cash and Cash Equivalents
Decrease for the period	(12.3)	(77.1)
Balance at the beginning of the period	111.4	175.7
Balance at the end of the period	$99.1	$98.6

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In millions)
Balance, January 1, 2014	$0.1	$0.1	$(3.4)	$320.6	$188.4	$1.3	$(1.9)	$(55.4)	$449.8	$1.1	$450.9
Stock-based compensation	—	—	—	3.6	—	—	—	—	3.6	—	3.6
Stock issued under stock compensation plans	—	—	2.3	(2.3)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(9.1)	—	—	—	—	—	(9.1)	—	(9.1)
Net income attributable to stockholders	—	—	—	—	55.0	—	—	—	55.0	—	55.0
Cash dividends on Class A and Class B common stock: $0.525 per share	—	—	—		(8.8)	—	—	—	(8.8)	—	(8.8)
Current period other comprehensive income (loss)	—	—	—	—	—	3.2	0.4	—	3.6	—	3.6
Reclassification adjustment to net income	—	—	—	—	—	—	0.9	2.3	3.2	—	3.2
Net income attributable to noncontrolling interest	—	—		—	—	—	—	—	—	0.1	0.1
Balance, June 30, 2014	$0.1	$0.1	$(10.2)	$321.9	$234.6	$4.5	$(0.6)	$(53.1)	$497.3	$1.2	$498.5

Balance, January 1, 2015	$0.1	$0.1	$(49.1)	$324.1	$280.4	$(40.4)	$(2.0)	$(58.7)	$454.5	$1.5	$456.0
Stock-based compensation	—	—	—	2.3	—	—	—	—	2.3	—	2.3
Stock issued under stock compensation plans	—	—	6.1	(6.1)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Net income attributable to stockholders	—	—	—	—	36.6	—	—	—	36.6	—	36.6
Cash dividends on Class A and Class B common stock: $0.560 per share	—	—	—	—	(9.2)	—	—	—	(9.2)	—	(9.2)
Current period other comprehensive income (loss)	—	—	—	—	—	(30.1)	(0.2)	—	(30.3)	—	(30.3)
Reclassification adjustment to net income	—	—	—	—	—	—	1.2	1.2	2.4	—	2.4
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	0.2	0.2
Balance, June 30, 2015	$0.1	$0.1	$(43.1)	$320.3	$307.8	$(70.5)	$(1.0)	$(57.5)	$456.2	$1.7	$457.9

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2015 and the results of its operations for the three and six months ended June 30, 2015 and 2014 and the results of its cash flows and changes in equity for the six months ended June 30, 2015 and 2014 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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
		January 1, 2018	The Company is currently evaluating the alternative methods of adoption and the effect on its financial position, results of operations, cash flows and related disclosures.
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

On December 18, 2014, the Company acquired Nuvera, which is reported as a separate segment.

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2015	2014	2015	2014
Revenues from external customers
Americas	$463.9	$440.8	$879.8	$897.7
Europe	146.2	184.2	303.8	353.2
Asia-Pacific	48.2	59.7	95.8	109.8
Lift truck business	658.3	684.7	1,279.4	1,360.7
Nuvera	0.4	—	1.6	—
Total	$658.7	$684.7	$1,281.0	$1,360.7
Gross profit (loss)
Americas	$79.9	$67.5	$146.9	$143.5
Europe	25.1	34.9	54.9	64.9
Asia-Pacific	6.0	4.9	12.9	10.6
Lift truck business	111.0	107.3	214.7	219.0
Nuvera	(0.4)	—	(1.2)	—
Total	$110.6	$107.3	$213.5	$219.0
Operating profit (loss)
Americas	$31.2	$37.9	$48.4	$63.6
Europe	3.3	10.8	12.0	17.1
Asia-Pacific	(1.3)	(1.0)	(0.2)	(1.4)
Lift truck business	33.2	47.7	60.2	79.3
Nuvera	(5.9)	—	(11.9)	—
Total	$27.3	$47.7	$48.3	$79.3
Net income (loss) attributable to stockholders
Americas	$24.4	$24.7	$33.6	$41.9
Europe	2.6	8.8	9.9	13.8
Asia-Pacific	(0.8)	(0.6)	0.2	(0.7)
Lift truck business	26.2	32.9	43.7	55.0
Nuvera	(3.5)	—	(7.1)	—
Total	$22.7	$32.9	$36.6	$55.0

Note 4—Income Taxes

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

During the second quarter and first six months of 2015, the Company's effective tax rate of 16.8% and 21.9%, respectively, differed from the U.S. federal statutory tax rate of 35% as a result of income in non-U.S. jurisdictions being taxed at rates lower than the U.S. rate and due to a $3.7 million tax benefit recognized in the second quarter of 2015 from an internal sale of a subsidiary between consolidated companies resulting in the repatriation of non-U.S. accumulated earnings taxed at higher rates.

During the second quarter and first six months of 2014, the Company's effective tax rate of 32.2% and 31.4%, respectively, differed from the U.S. federal statutory tax rate of 35% as a result of income in non-U.S. jurisdictions being taxed at rates lower than the U.S. rate, including the tax on the sale of real estate and an operating facility in Brazil.

Note 5—Reclassifications from OCI

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI				Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2015	2014	2015	2014
Gain (loss) on cash flow hedges:
Interest rate contracts	$—	$0.8	$—	$0.8	Other
Foreign exchange contracts	(3.0)	(1.3)	(4.4)	(1.6)	Cost of sales
Total before tax	(3.0)	(0.5)	(4.4)	(0.8)	Income before income taxes
Tax (provision) benefit	1.8	(0.1)	3.2	(0.1)	Income tax provision
Net of tax	$(1.2)	$(0.6)	$(1.2)	$(0.9)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(0.9)	$(1.5)	$(1.8)	$(3.2)	(a)
Prior service credit	0.1	—	0.2	0.1	(a)
Transition liability	(0.1)	—	(0.1)	—	(a)
Total before tax	(0.9)	(1.5)	(1.7)	(3.1)	Income before income taxes
Tax benefit	0.3	0.4	0.5	0.8	Income tax provision
Net of tax	$(0.6)	$(1.1)	$(1.2)	$(2.3)	Net income

Total reclassifications for the period	$(1.8)	$(1.7)	$(2.4)	$(3.2)

(a) These OCI components are included in the computation of net pension cost (see Note 7 for additional details).

Note 6—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At June 30, 2015, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $35.6 million. At December 31, 2014, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $19.2 million.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $682.8 million at June 30, 2015, primarily denominated in euros, Japanese yen, Swedish kroner, British pounds, Mexican pesos and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $510.8 million at December 31, 2014, primarily denominated in euros, Japanese yen, Swedish kroner, British pounds, Mexican pesos and Australian dollars. The fair value of these contracts approximated a net liability of $6.1 million and $5.6 million at June 30, 2015 and December 31, 2014, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 30 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2015, $4.0 million of the amount included in OCI is expected to be reclassified as a loss into the unaudited condensed consolidated statement of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company held interest rate contracts with total notional amount of $100.0 million at June 30, 2015. The fair value of interest rate swap agreements was a net liability of $0.4 million at June 30, 2015 and a net asset $0.3 million at December 31, 2014.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	JUNE 30 2015	DECEMBER 31 2014	Balance Sheet Location	JUNE 30 2015	DECEMBER 31 2014
Derivatives designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	$8.8	$4.6	Prepaid expenses and other	$7.7	$2.4
	Other current liabilities	1.3	3.5	Other current liabilities	6.4	8.8
Long-term	Other non-current assets	1.2	0.9	Other long-term liabilities	0.9	3.1
Total derivatives designated as hedging instruments		$11.3	$9.0		$15.0	$14.3
Derivatives not designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$1.0	$1.0
Long-term	Other non-current assets	0.6	1.3	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	2.0	4.3	Prepaid expenses and other	0.8	2.7
	Other current liabilities	0.9	0.6	Other current liabilities	4.5	2.5
Total derivatives not designated as hedging instruments		$3.5	$6.2		$6.3	$6.2
Total derivatives		$14.8	$15.2		$21.3	$20.5

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty at June 30, 2015 and December 31, 2014 as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of June 30, 2015				Derivative Liabilities as of June 30, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$0.6	$(0.6)	$—	$—	$1.0	$(0.6)	$0.4	$0.4
Foreign currency exchange contracts	3.5	(3.5)	—	—	9.6	(3.5)	6.1	6.1
Total derivatives	$4.1	$(4.1)	$—	$—	$10.6	$(4.1)	$6.5	$6.5

	Derivative Assets as of December 31, 2014				Derivative Liabilities as of December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$1.3	$(1.0)	$0.3	$0.3	$1.0	$(1.0)	$—	$—
Foreign currency exchange contracts	4.7	(4.7)	—	—	10.3	(4.7)	5.6	5.6
Total derivatives	$6.0	$(5.7)	$0.3	$0.3	$11.3	$(5.7)	$5.6	$5.6

The following table summarizes the pre-tax impact of derivative instruments for the three and six months ended June 30, 2015 and 2014 as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	THREE MONTHS ENDED		SIX MONTHS ENDED			THREE MONTHS ENDED		SIX MONTHS ENDED			THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30					JUNE 30					JUNE 30
Derivatives designated as hedging instruments	2015	2014	2015	2014		2015	2014	2015	2014		2015	2014	2015	2014
Cash Flow Hedges
Interest rate swap agreements	$—	$(1.1)	$—	$(1.6)	Interest expense	$—	$—	$—	$—	Other	$—	$0.8	$—	$0.8
Foreign currency exchange contracts	8.3	1.7	(2.9)	1.9	Cost of sales	(3.0)	(1.2)	(4.4)	(1.5)	Cost of sales	—	(0.1)	—	(0.1)
	$8.3	$0.6	$(2.9)	$0.3		$(3.0)	$(1.2)	$(4.4)	$(1.5)		$—	$0.7	$—	$0.7
Net Investment Hedges
Foreign currency exchange contracts	$(0.5)	$—	$(0.5)	$0.4	N/A	$—	$—	$—	$—	N/A	$—	$—	$—	$—
Total	$7.8	$0.6	$(3.4)	$0.7		$(3.0)	$(1.2)	$(4.4)	$(1.5)		$—	$0.7	$—	$0.7

											Amount of Gain or (Loss) Recognized in Income on Derivative
											THREE MONTHS ENDED		SIX MONTHS ENDED
											JUNE 30
Derivatives Not Designated as Hedging Instruments										Location of Gain or (Loss) Recognized in Income on Derivative	2015	2014	2015	2014
Cash Flow Hedges
Interest rate swap agreements										Other	$0.4	$—	$(0.6)	$—
Foreign currency exchange contracts										Cost of sales	1.8	(1.9)	(0.3)	(4.8)
Total											$2.2	$(1.9)	$(0.9)	$(4.8)

Note 7—Retirement Benefit Plans

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

The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014 that it expected to contribute approximately $3.0 million to its non-U.S. pension plans in 2015. The Company now expects to contribute approximately $0.8 million to its non-U.S. pension plans in 2015.

The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2015	2014	2015	2014
U.S. Pension
Service cost	$—	$—	$—	$—
Interest cost	0.8	0.9	1.5	1.7
Expected return on plan assets	(1.5)	(1.5)	(2.8)	(2.9)
Amortization of actuarial loss	0.4	0.3	0.8	0.7
Amortization of prior service credit	(0.1)	—	(0.2)	(0.1)
Total	$(0.4)	$(0.3)	$(0.7)	$(0.6)
Non-U.S. Pension
Service cost	$0.1	$0.6	$0.1	$1.2
Interest cost	1.4	1.8	2.8	3.6
Expected return on plan assets	(2.5)	(2.5)	(4.8)	(5.0)
Amortization of actuarial loss	0.5	1.2	1.0	2.5
Amortization of transition liability	0.1	—	0.1	—
Total	$(0.4)	$1.1	$(0.8)	$2.3

Note 8—Inventories

Inventories are summarized as follows:

	JUNE 30 2015	DECEMBER 31 2014
Finished goods and service parts	$179.5	$179.4
Raw materials and work in process	208.9	211.2
Total manufactured inventories	388.4	390.6
LIFO reserve	(45.5)	(48.1)
Total inventory	$342.9	$342.5

The cost of certain manufactured inventories, including service parts, has been determined using the last-in-first-out (“LIFO”) method. At June 30, 2015 and December 31, 2014, 51% and 52%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

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

The Company also maintains a quality enhancement program under which it provides for specifically identified field product improvements in its warranty obligation. Accruals under this program are determined based on estimates of the potential number of claims and the cost of those claims based on historical costs.

The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim.

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2015
Balance at January 1	$51.1
Current year warranty expense	20.8
Change in estimate related to pre-existing warranties	(3.4)
Payments made	(12.2)
Foreign currency effect	(1.0)
Balance at June 30	$55.3

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

Note 11—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at June 30, 2015 and December 31, 2014 were $189.5 million and $176.1 million, respectively. As of June 30, 2015, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at June 30, 2015 was approximately $231.7 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of June 30, 2015, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $46.5 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $8.3 million as of June 30, 2015. The $46.5 million is included in the $189.5 million of total amounts subject to recourse or repurchase obligations at June 30, 2015.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within GECC may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through NFS. At June 30, 2015, approximately $166.3 million of the Company's total recourse or repurchase obligations of $189.5 million related to transactions with NFS. In connection with the joint venture agreement, the Company also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that the Company would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At June 30, 2015, loans from GECC to NFS totaled

$910.2 million. Although the Company’s contractual guarantee was $182.0 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which the Company guarantees $166.3 million. Excluding the NFS receivables guaranteed by the Company from NFS’ loans to GECC, the Company’s incremental obligation as a result of this guarantee to GECC is $156.4 million, which is secured by 20% of NFS' customer receivables and other secured assets of $224.3 million. NFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause NFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at June 30, 2015:

	NFS	Total
Total recourse or repurchase obligations	$166.3	$189.5
Less: exposure limited for certain dealers	46.5	46.5
Plus: 7.5% of original loan balance	8.3	8.3
	128.1	151.3
Incremental obligation related to guarantee to GECC	156.4	156.4
Total exposure related to guarantees	$284.5	$307.7

Note 12—Equity Investments

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

The Company's percentage share of the net income or loss from its equity investments in NFS and SN is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” section of the unaudited condensed consolidated statements of operations. The Company's equity investments are included on the line “Investment in Unconsolidated Affiliates” in the unaudited condensed consolidated balance sheets. At June 30, 2015 and December 31, 2014, the Company's investment in NFS was $12.9 million and $13.5 million, respectively. The Company's investment in SN was $25.9 million and $26.1 million at June 30, 2015 and December 31, 2014, respectively.

Summarized financial information for these two equity investments is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2015	2014	2015	2014
Revenues	$79.5	$94.3	$157.0	$170.2
Gross profit	$23.2	$29.3	$48.4	$51.3
Income from continuing operations	$4.8	$5.6	$10.0	$10.0
Net income	$4.8	$5.6	$10.0	$10.0

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

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)	SIX MONTHS ENDED		Favorable / (Unfavorable)
	JUNE 30			JUNE 30
	2015	2014	% Change	2015	2014	% Change
Unit Shipments (in thousands)
Americas	14.6	13.6	7.4%	27.1	27.0	0.4%
Europe	6.2	6.1	1.6%	11.9	11.7	1.7%
Asia-Pacific	1.6	2.0	(20.0)%	3.3	3.6	(8.3)%
	22.4	21.7	3.2%	42.3	42.3	—%
Revenues
Americas	$463.9	$440.8	5.2%	$879.8	$897.7	(2.0)%
Europe	146.2	184.2	(20.6)%	303.8	353.2	(14.0)%
Asia-Pacific	48.2	59.7	(19.3)%	95.8	109.8	(12.8)%
Nuvera	0.4	—	n.m.	1.6	—	n.m.
	$658.7	$684.7	(3.8)%	$1,281.0	$1,360.7	(5.9)%
Gross profit (loss)
Americas	$79.9	$67.5	18.4%	$146.9	$143.5	2.4%
Europe	25.1	34.9	(28.1)%	54.9	64.9	(15.4)%
Asia-Pacific	6.0	4.9	22.4%	12.9	10.6	21.7%
Nuvera	(0.4)	—	n.m.	(1.2)	—	n.m.
	$110.6	$107.3	3.1%	$213.5	$219.0	(2.5)%
Selling, general and administrative expenses
Americas	$48.7	$47.3	(3.0)%	$98.5	$97.6	(0.9)%
Europe	21.8	24.1	9.5%	42.9	47.8	10.3%
Asia-Pacific	7.3	5.9	(23.7)%	13.1	12.0	(9.2)%
Nuvera	5.5	—	n.m.	10.7	—	n.m.
	$83.3	$77.3	(7.8)%	$165.2	$157.4	(5.0)%

	THREE MONTHS ENDED		Favorable / (Unfavorable)	SIX MONTHS ENDED		Favorable / (Unfavorable)
	JUNE 30			JUNE 30
	2015	2014	% Change	2015	2014	% Change
Operating profit (loss)
Americas	$31.2	$37.9	(17.7)%	$48.4	$63.6	(23.9)%
Europe	3.3	10.8	(69.4)%	12.0	17.1	(29.8)%
Asia-Pacific	(1.3)	(1.0)	(30.0)%	(0.2)	(1.4)	(85.7)%
Nuvera	(5.9)	—	n.m.	(11.9)	—	n.m.
	$27.3	$47.7	(42.8)%	$48.3	$79.3	(39.1)%
Interest expense	$1.3	$0.8	(62.5)%	$2.3	$1.7	(35.3)%
Other (income) expense	$(1.4)	$(1.8)	(22.2)%	$(1.1)	$(2.7)	(59.3)%
Net income attributable to stockholders
Americas	$24.4	$24.7	(1.2)%	$33.6	$41.9	(19.8)%
Europe	2.6	8.8	(70.5)%	9.9	13.8	(28.3)%
Asia-Pacific	(0.8)	(0.6)	n.m.	0.2	(0.7)	n.m.
Nuvera	(3.5)	—	n.m.	(7.1)	—	n.m.
	$22.7	$32.9	(31.0)%	$36.6	$55.0	(33.5)%
Diluted earnings per share	$1.39	$1.95	(28.7)%	$2.24	$3.26	(31.3)%
Effective income tax rate	16.8%	32.2%		21.9%	31.4%
Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of June 30, 2015, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2015	2014	2015	2014
Unit backlog, beginning of period	31.9	28.9	28.1	28.2
Unit shipments	(22.4)	(21.7)	(42.3)	(42.3)
Unit bookings	21.4	21.6	45.1	42.9
Unit backlog, end of period	30.9	28.8	30.9	28.8

The following is the detail of the approximate sales value of the Company's bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2015	2014	2015	2014
Bookings, approximate sales value	$495	$560	$1,010	$1,100
Backlog, approximate sales value	$715	$745	$715	$745

Second Quarter of 2015 Compared with Second Quarter of 2014

The following table identifies the components of change in revenues for the second quarter of 2015 compared with the second quarter of 2014:

Revenues
2014	$684.7
Increase (decrease) in 2015 from:
Foreign currency	(46.2)
Unit price	(1.4)
Unit volume and product mix	15.6
Parts	4.3
Other	1.7
2015	$658.7

Revenues decreased 3.8% to $658.7 million in the second quarter of 2015 from $684.7 million in the second quarter of 2014. The decrease was mainly due to the translation of sales in non-U.S. currencies into U.S. dollars, which continued to strengthen against the euro, Brazilian real and Australian dollar during the second quarter of 2015 compared with the second quarter of 2014. The decrease was partially offset by improved unit and parts volume, primarily in the Americas and Europe during the second quarter of 2015 compared with the second quarter of 2014. Worldwide unit shipments increased during the second quarter of 2015 primarily due to a substantial increase in shipments in North America. Unit shipments in Brazil improved over the first quarter of 2015 as the new plant moved into full production during the second quarter of 2015, although volumes were lower than in 2014 primarily due to the weak economy.

The following table identifies the components of change in operating profit for the second quarter of 2015 compared with the second quarter of 2014:

Operating Profit
2014	$47.7
Gain on sale of assets	(17.7)
30.0
Increase (decrease) in 2015 from:
Nuvera operations	(5.9)
Selling, general and administrative expenses	(0.5)
Gross profit	3.7
2015	$27.3

The Company recognized operating profit of $27.3 million in the second quarter of 2015 compared with $47.7 million in the second quarter of 2014. The second quarter 2014 operating profit included a gain of $17.7 million related to the sale of the Brazil real estate and operating facility. Excluding the gain on the sale of assets, the decrease in operating profit was primarily due to the results of Nuvera's operations, partially offset by an increase in gross profit in the lift truck business. Gross profit increased primarily due to favorable material costs, primarily in the Americas and Europe, and increased unit volumes of higher-margin products in the second quarter of 2015 compared with the second quarter of 2014. These items were partially offset by unfavorable foreign currency movements of $4.9 million. Gross margin increased to 16.8% in the second quarter of 2015 from 15.7% in the second quarter of 2014. Selling, general and administrative expenses in the lift truck business increased slightly during the second quarter of 2015 over the prior year as a result of higher employee-related costs from normal inflationary increases and increased headcount in marketing to support the Company's key strategic initiatives, an increase in bad debt expense, and $0.5 million of costs for the completion of the move to the new Brazil plant. These higher operating expenses were almost completely offset by favorable foreign currency movements of $4.3 million.

The Company recognized net income attributable to stockholders of $22.7 million in the second quarter of 2015 compared with $32.9 million in the second quarter of 2014. The decrease was primarily due to lower operating profit, partially offset by a $3.7 million tax benefit recognized in the second quarter of 2015 from an internal sale of a subsidiary between consolidated companies resulting in the repatriation of non-U.S. accumulated earnings taxed at higher rates. See Note 4 to the unaudited condensed consolidated financial statements and "Income taxes" for additional information.

First Six Months of 2015 Compared with First Six Months of 2014

The following table identifies the components of change in revenues for the first six months of 2015 compared with the first six months of 2014:

Revenues
2014	$1,360.7
Increase (decrease) in 2015 from:
Foreign currency	(79.4)
Unit volume and product mix	(5.0)
Unit price	(1.1)
Other	(0.6)
Parts	6.4
2015	$1,281.0

Revenues decreased 5.9% to $1,281.0 million in the first six months of 2015 from $1,360.7 million in the first six months of 2014. The decrease was mainly due to the translation of sales in non-U.S. currencies into U.S. dollars, which continued to strengthen against the euro, Brazilian real and Australian dollar during the first six months of 2015 compared with the first six months of 2014.

The following table identifies the components of change in operating profit for the first six months of 2015 compared with the first six months of 2014:

Operating Profit
2014	$79.3
Gain on sale of assets	(17.7)
61.6
Increase (decrease) in 2015 from:
Nuvera operations	(11.9)
Gross profit	(4.3)
Selling, general and administrative expenses	2.9
2015	$48.3

The Company recognized operating profit of $48.3 million in the first six months of 2015 compared with $79.3 million in the first six months of 2014. Operating profit for the first six months of 2014 included a gain of $17.7 million related to the sale of the Brazil real estate and operating facility. Excluding the gain on the sale of assets, the decrease in operating profit was primarily due to the results of Nuvera's operations and a decrease in gross profit in the lift truck business, partially offset by lower selling, general and administrative expenses in the lift truck business. Gross profit decreased primarily from unfavorable foreign currency movements of $9.0 million and unfavorable manufacturing variances in the Americas, mainly due to the transition from the old plant to the new plant in Brazil and weather-related U.S. plant shutdowns during the first quarter of 2015, partially offset by material cost deflation in the Americas and Europe. Selling, general and administrative expenses decreased primarily due to favorable currency movements of $7.1 million and lower incentive compensation estimates, of which $1.3 million related to non-cash equity compensation. These improvements were partially offset by higher employee-related costs from normal inflationary increases and increased headcount in marketing to support the Company's key strategic initiatives, $1.5 million of expense incurred during the first six months of 2015 as a result of the move to the new Brazil plant and an increase in bad debt expense.

The Company recognized net income attributable to stockholders of $36.6 million in the first six months of 2015 compared with $55.0 million in the first six months of 2014. The decrease was primarily the result of the decrease in operating profit partially offset by a $3.7 million tax benefit recognized in the first six months of 2015 from an internal sale of a subsidiary between consolidated companies resulting in the repatriation of non-U.S. accumulated earnings taxed at higher rates. See Note 4 to the unaudited condensed consolidated financial statements and "Income taxes" for additional information.

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
A reconciliation of the consolidated federal statutory to effective income tax is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2015	2014	2015	2014
Income before income taxes	$27.4	$48.7	$47.1	$80.3
Gain on sale of assets	—	17.7	—	17.7
	$27.4	$31.0	$47.1	$62.6
Statutory taxes at 35%	$9.6	$10.9	$16.5	$21.9
Permanent adjustments:
Non-U.S. rate differences	(2.3)	(2.2)	(3.8)	(4.4)
State income taxes	0.8	0.6	1.2	1.2
Other	(0.1)	(0.4)	(0.4)	(0.4)
	$(1.6)	$(2.0)	$(3.0)	$(3.6)
Discrete items	$(3.4)	$0.6	$(3.2)	$0.7
Income tax expense on gain on sale of assets	—	6.2	—	6.2
Income tax provision	$4.6	$15.7	$10.3	$25.2
Effective income tax rate	16.8%	32.2%	21.9%	31.4%

During the second quarter of 2015, the Company recognized a discrete item for a $3.7 million tax benefit from an internal sale of a subsidiary between consolidated companies resulting in the repatriation of non-U.S. accumulated earnings taxed at higher rates.

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

The Company's effective income tax rate differed from the U.S. federal statutory tax rate of 35% primarily as a result of income taxed in non-U.S. jurisdictions as well as state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2015	2014	Change
Operating activities:
Net income	$36.8	$55.1	$(18.3)
Depreciation and amortization	14.9	14.9	—
Gain on sale of assets	—	(17.7)	17.7
Dividends from unconsolidated affiliates	2.5	—	2.5
Other	(1.8)	3.4	(5.2)
Working capital changes	(55.2)	(69.3)	14.1
Net cash used for operating activities	(2.8)	(13.6)	10.8

Investing activities:
Expenditures for property, plant and equipment	(18.7)	(16.9)	(1.8)
Proceeds from the sale of assets	8.1	8.2	(0.1)
Other	0.9	(0.7)	1.6
Net cash used for investing activities	(9.7)	(9.4)	(0.3)

Cash flow before financing activities	$(12.5)	$(23.0)	$10.5

Net cash used for operating activities decreased $10.8 million in the first six months of 2015 compared with the first six months of 2014. The increase was primarily a result of the absence of the gain on the sale of the Brazil real estate and operating facility and changes in working capital partially offset by the decrease in net income. The change in working capital was mainly attributable to a smaller increase in inventory and a smaller increase in accounts receivable due to the timing of receipts, partially offset by a decrease in accounts payable due to the timing of payments during the first six months of 2015 compared with the first six months of 2014.

The change in net cash used for investing activities during the first six months of 2015 compared with the first six months of 2014 is mainly the result of improvements made to manufacturing facilities in the Americas and Europe, of which $8.0 million were financed in 2015 through sales-leaseback transactions and are included on the line "Proceeds from the sale of assets." This was offset in the first six months of 2014 by proceeds received of $8.2 million when the sale of the Brazil real estate and operating facility was completed.

	2015	2014	Change
Financing activities:
Net additions (reductions) of long-term debt and revolving credit agreements	$14.8	$(35.7)	$50.5
Cash dividends paid	(9.2)	(8.8)	(0.4)
Purchase of treasury stock	(0.1)	(9.1)	9.0
Net cash provided by (used for) financing activities	$5.5	$(53.6)	$59.1

The change in net cash provided by (used for) financing activities during the first six months of 2015 compared with the first six months of 2014 was primarily due to repayments of borrowings under the Company's revolving credit facilities during the first six months of 2014 compared with increased debt in the first six months of 2015, mainly in Brazil, and lower repurchases of the Company's stock in the first six months of 2015 compared with the first six months of 2014.

Financing Activities

The Company has a $220.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in December 2018. There were no borrowings outstanding under the Facility at June 30, 2015. The excess availability under the Facility at June 30, 2015 was $213.6 million, which reflects reductions of $6.4 million for letters of credit. The Facility consists of a U.S. revolving credit facility of $120.0 million and a non-U.S. revolving credit facility of $100.0 million. The Facility can be increased up to $320.0 million over the term of the agreement in minimum increments of $25.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Facility was $500 million as of June 30, 2015.

Borrowings bear interest at a floating rate that can be a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective June 30, 2015, for U.S. domestic base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margin, effective June 30, 2015, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable LIBOR interest rates under the Facility on June 30, 2015 were 1.69% and 1.49%, respectively, for the U.S. and non-U.S. facility including the applicable floating rate margin. The Facility also requires the payment of a fee of 0.375% per annum on the unused commitment as of June 30, 2015.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the borrowers subject to certain thresholds, as defined in the Facility and limits the payment of dividends. If the minimum availability threshold, as defined in the Facility, is greater than fifteen percent for both total and U.S. revolving credit facilities, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the Facility, is greater than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the domestic revolver commitments, as defined in the Facility. At June 30, 2015, the Company was in compliance with the covenants in the Facility.

The Company had other debt outstanding of approximately $35.6 million at June 30, 2015. In addition to the excess availability under the Facility, the Company had remaining availability of $26.0 million related to other non-U.S. revolving credit agreements.

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

Capital Expenditures

Expenditures for property, plant and equipment were $18.7 million during the first six months of 2015. Capital expenditures are estimated to be an additional $36.0 million for the remainder of 2015. Planned expenditures for the remainder of 2015 are primarily for product development, improvements at manufacturing locations, manufacturing equipment and improvements to information technology infrastructure. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	JUNE 30 2015	DECEMBER 31 2014	Change
Cash and cash equivalents	$99.1	$111.4	$(12.3)
Other net tangible assets	408.6	372.0	36.6
Intangible assets	3.9	4.1	(0.2)
Net assets	511.6	487.5	24.1
Total debt	(53.7)	(31.5)	(22.2)
Total equity	$457.9	$456.0	$1.9
Debt to total capitalization	10%	6%	4%

OUTLOOK

Lift Truck Outlook

After stronger than expected demand in the first half of the year, the global market is expected to decline in the second half of 2015 with demand level changes mixed by region. The Americas is expected to slow in the latter half of the year after reasonably robust demand in most countries, except Brazil, in the first half. The Brazil market is expected to remain depressed in the second half of 2015. The Europe, Middle East and Africa markets are expected to decline moderately in the second half of 2015 from the levels achieved in the first half of the year, but be moderately higher than in the second half of 2014. Certain markets such as Russia and Saudi Arabia are expected to be lower in 2015 than in 2014 but most key markets are expected to show year over year growth. Asia-Pacific markets are expected to be comparable to the improved levels realized in the first half of 2015, while China is expected to continue to be soft in the second half of 2015 after its 9.5% decline in the first half of the year from the comparable period in 2014.

Despite these market conditions, the Company expects a moderate increase in unit shipments and parts volumes over the remainder of 2015 compared with the second half of 2014. The increase in unit shipments in 2015 is expected to be driven primarily by Europe and North America, with moderate increases in Asia-Pacific, partially offset by a decrease in unit shipments in Brazil as a result of Brazil's weak economy. In addition, as a result of currently weaker foreign currencies, the Company's revenues are expected to decline modestly in the second half of 2015 compared with the comparable 2014 period, but are expected to be higher than the first half of 2015. Revenues for the remainder of 2015 are also expected to be negatively affected by a shift in sales mix to lower-priced lift trucks.

The Company expects material costs in the remainder of 2015 to be modestly lower than in the second half of 2014. Although commodity costs have declined throughout the first half of 2015 and are expected to continue to be lower, these commodities, including steel in particular, remain volatile and sensitive to changes in the global economy. The Company will continue to monitor commodity costs, economic conditions, currency movements and the resulting effects on costs and pricing, and will take appropriate pricing actions, if necessary.

The Company expects the lift truck segment operating profit for the second half of 2015 to be comparable to the same period in 2014 with a weaker third quarter offset by an expected increase during the fourth quarter of 2015. Overall, anticipated increases in unit shipments and parts sales are expected to be offset by increases in employee-related expenses, as well as higher operating costs associated with the continued roll out of a global manufacturing information technology system with implementation in an additional location in 2016. Net income in the lift truck business for the second half of 2015 is expected to decline from the second half of 2014, primarily due to the reasons previously highlighted and higher income tax expense resulting from non-recurring tax benefits received in 2014 and a higher effective income tax rate in 2015 compared with 2014 attributable to an anticipated increase in the portion of the Company's income from the Americas operations, which have a higher tax rate.

Operating profit results for the second half of 2015 are expected to be higher than in the comparable 2014 period in the Americas segment, which includes the North America, Latin America and Brazil markets, as a result of anticipated increases in unit and parts margins, as well as favorable foreign currency effects at current currency rates in the Americas. Lift truck operating profit during the remainder of 2015 in the Europe segment, which includes the Middle East and Africa markets, is expected to decrease substantially from the second half of 2014 primarily as a result of significant unfavorable foreign currency effects at current currency rates, partially offset by improved unit and parts volumes. Asia-Pacific results for the second half of

2015 are expected to be lower than the second half of 2014 resulting from a shift in mix to lower-margin products and higher expenses expected from market share gain initiatives, partially offset by favorable foreign currency effects at current currency rates.

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

The lift truck business expects to continue to incur incremental expense as it adds sales and marketing capabilities to help further its key strategic initiatives and the lift truck sales opportunities associated with its acquisition of Nuvera. The latter costs are expected to be small in 2015 but are expected to grow as volume increases.

Nuvera Outlook

The Company believes the fuel cell market for lift trucks has significant growth opportunities and that further work is needed to commercialize the Nuvera technology. As a result, the Company expects a net loss of approximately $7.5 to $8.5 million at its Nuvera business during the remainder of 2015 as Nuvera focuses on commercializing its fuel cell research and technology and integrating this technology into the Company's lift truck product range. Modest incremental revenues are expected in the second half of 2015, although this could increase as a result of additional PowerTap® unit sales and as a result of incremental revenues from the sale of PowerEdge® units. PowerEdge® units, which can be substituted for lead-acid batteries in Class 1, 2 and 3 lift truck models, are expected to begin shipping in late 2015 or early 2016 as Nuvera introduces these new products to the market at an average selling price of between $17,500 and $35,000 depending upon the model. The Company believes its U.S. customers will qualify for the 30% Federal Energy Credit which currently expires at the end of 2016 on these PowerEdge® units, which would allow those customers to realize a lower after-tax cost. The Company has an objective of booking approximately 250 PowerEdge® units in 2015 largely in the fourth quarter, as well as additional PowerTap® units. The Company expects to incur cumulative operating losses of up to $40 to $50 million over 2015 and the next one to two years, including approximately $13 million in the remainder of 2015, for additional research and development to commercialize Nuvera's technology broadly with the objective of reaching a break-even running rate during 2017.

The Company views the purchase of Nuvera as an opportunity to support many of the Company's key strategic initiatives including, in the short-term, meeting customer needs, providing lowest cost of ownership, enhancing its independent distribution and increasing its presence in the warehouse products market. Over the medium-term, Nuvera is expected to support the enhancement of the Company's Big Truck business and help the Company achieve improved revenues in Asia-Pacific. This acquisition also provides the Company with the ability to own, rather than buy, a potential key long-term strategic component for its lift trucks. It also may provide the Company with the ability to participate actively in the growing fuel cell market and expand the Company's offering of best-in-class energy solutions to customers by integrating fuel cells with lift trucks in a way that is expected to optimize the performance and energy efficiency of the combined system. This, in conjunction with the Company's capability to provide full life cycle maintenance, service and fueling requirements, is expected to provide the Company with an opportunity to meet customers' needs and offer a zero-emissions, low overall cost of ownership alternative. Nuvera's PowerTap® hydrogen generator appliance, which produces fuel-cell grade hydrogen, is in commercial production today with an expanding list of customers in multiple applications. Nuvera will continue to sell the

PowerTap® appliances, but will also focus on enhancing its Orion® fuel cell technology, which is expected to be used in its PowerEdge® battery box replacement. Nuvera is exploring a number of partnership opportunities which would be complementary to its core operating plan. Nuvera is also working with the Company's product engineering group to create an integrated fuel cell power solution as an option in Hyster® and Yale® brand Class 4 and Class 5 lift trucks.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) reduction in demand for lift trucks and related aftermarket parts and service on a global basis, (2) the ability of dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (3) the political and economic uncertainties in Eastern Europe and Brazil, (4) customer acceptance of pricing, (5) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (6) exchange rate fluctuations, changes in non-U.S. import tariffs and monetary policies and other changes in the regulatory climate in the non-U.S. countries in which the Company operates and/or sells products, (7) delays in manufacturing and delivery schedules, (8) bankruptcy of or loss of major dealers, retail customers or suppliers, (9) customer acceptance of, changes in the costs of, or delays in the development of new products, (10) introduction of new products by, or more favorable product pricing offered by, competitors, (11) product liability or other litigation, warranty claims or returns of products, (12) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (13) changes mandated by federal, state and other regulation, including health, safety or environmental legislation, (14) the successful commercialization of Nuvera's technology, and (15) the introduction of a more accepted product to the market by a competitor, making the Nuvera technology less marketable.

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

Changes in internal control over financial reporting: During the second quarter of 2015, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company acquired Nuvera on December 18, 2014 and is currently in the process of integrating Nuvera's processes and internal controls.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A    Risk Factors
There have been no material changes from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 in the Section entitled "Risk Factors," as supplemented by the Section entitled "Risk Factors" in the Quarterly Report on Form 10-Q for the three months ended March 31, 2015.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
Not applicable

Item 5    Other Information
None

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 29 of this Quarterly Report on Form 10-Q for the period ended June 30, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.

Date:	July 29, 2015	/s/ Kenneth C. Schilling
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