Form 10-Q
period 2015-09-30
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2015-10-28
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at October 23, 2015: 12,375,848
Number of shares of Class B Common Stock outstanding at October 23, 2015: 3,947,968

HYSTER-YALE MATERIALS HANDLING, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2015	DECEMBER 31 2014
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$114.6	$111.4
Accounts receivable, net	351.4	357.7
Inventories, net	343.1	342.5
Deferred income taxes	16.1	20.8
Prepaid expenses and other	34.4	34.6
Total Current Assets	859.6	867.0
Property, Plant and Equipment, Net	174.4	179.8
Intangible Assets	3.7	4.1
Long-term Deferred Income Taxes	15.3	11.4
Investment in Unconsolidated Affiliates	41.0	39.6
Other Non-current Assets	17.2	18.9
Total Assets	$1,111.2	$1,120.8
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$323.5	$331.6
Accounts payable, affiliate	13.2	18.4
Current maturities of long-term debt	28.4	19.5
Accrued payroll	42.1	57.2
Accrued warranty obligations	29.8	32.3
Other current liabilities	93.9	94.5
Total Current Liabilities	530.9	553.5
Long-term Debt	18.6	12.0
Self-insurance Liabilities	17.3	18.6
Pension and other Postretirement Obligations	20.7	24.6
Other Long-term Liabilities	65.3	56.1
Total Liabilities	652.8	664.8
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 12,370,668 shares outstanding (2014 - 12,277,148 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,949,299 shares outstanding (2014 - 3,964,082 shares outstanding)	0.1	0.1
Capital in excess of par value	319.8	324.1
Treasury stock	(42.8)	(49.1)
Retained earnings	324.1	280.4
Accumulated other comprehensive loss	(144.7)	(101.1)
Total Stockholders' Equity	456.6	454.5
Noncontrolling Interest	1.8	1.5
Total Equity	458.4	456.0
Total Liabilities and Equity	$1,111.2	$1,120.8

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2015	2014	2015	2014
	(In millions, except per share data)
Revenues	$652.1	$695.8	$1,933.1	$2,056.5
Cost of sales	545.4	584.5	1,612.9	1,726.2
Gross Profit	106.7	111.3	320.2	330.3
Operating Expenses
Selling, general and administrative expenses	77.7	75.1	242.9	232.5
Gain on sale of assets	—	(0.1)	—	(17.8)
Operating Profit	29.0	36.3	77.3	115.6
Other (income) expense
Interest expense	1.3	1.6	3.6	3.3
Income from unconsolidated affiliates	(1.7)	(1.5)	(4.2)	(4.1)
Other	1.0	(0.7)	2.4	(0.8)
	0.6	(0.6)	1.8	(1.6)
Income Before Income Taxes	28.4	36.9	75.5	117.2
Income tax provision	7.4	8.4	17.7	33.6
Net Income	21.0	28.5	57.8	83.6
Net income attributable to noncontrolling interest	(0.1)	(0.1)	(0.3)	(0.2)
Net Income Attributable to Stockholders	$20.9	$28.4	$57.5	$83.4

Basic Earnings per Share	$1.28	$1.71	$3.53	$4.99
Diluted Earnings per Share	$1.28	$1.70	$3.52	$4.97

Dividends per Share	$0.2850	$0.2750	$0.8450	$0.8000

Basic Weighted Average Shares Outstanding	16.319	16.617	16.302	16.717
Diluted Weighted Average Shares Outstanding	16.360	16.667	16.347	16.782

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2015	2014	2015	2014
	(In millions)
Net Income	$21.0	$28.5	$57.8	$83.6
Other comprehensive income (loss)
Foreign currency translation adjustment	(15.8)	(25.6)	(45.9)	(22.4)
Current period cash flow hedging activity	(0.6)	1.1	(0.8)	1.5
Reclassification of hedging activities into earnings	0.7	1.2	1.9	2.1
Current period pension adjustment	(0.5)	(0.4)	(0.5)	(0.4)
Reclassification of pension into earnings	0.5	1.0	1.7	3.3
Comprehensive Income (Loss)	$5.3	$5.8	$14.2	$67.7
Other comprehensive income (loss) attributable to noncontrolling interest
Net income attributable to noncontrolling interest	(0.1)	(0.1)	(0.3)	(0.2)
Comprehensive Income (Loss) Attributable to Stockholders	$5.2	$5.7	$13.9	$67.5

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2015	2014
	(In millions)
Operating Activities
Net income	$57.8	$83.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.1	22.4
Amortization of deferred financing fees	0.9	0.9
Deferred income taxes	(3.0)	4.3
Gain on sale of assets	—	(17.8)
Stock-based compensation	2.1	4.1
Dividends from unconsolidated affiliates	2.5	—
Other non-current liabilities	1.8	(0.9)
Other	4.6	(3.3)
Working capital changes:
Accounts receivable	(20.3)	(23.2)
Inventories	(30.0)	(46.0)
Other current assets	0.4	1.3
Accounts payable	(0.9)	19.2
Other current liabilities	(6.7)	(3.4)
Net cash provided by operating activities	31.3	41.2

Investing Activities
Expenditures for property, plant and equipment	(28.9)	(31.9)
Proceeds from the sale of assets	11.0	8.4
Business acquisition, purchase price adjustment	0.9	—
Other	—	(0.7)
Net cash used for investing activities	(17.0)	(24.2)

Financing Activities
Additions to long-term debt	35.2	22.1
Reductions of long-term debt	(26.1)	(28.9)
Net change to revolving credit agreements	—	(31.3)
Cash dividends paid	(13.8)	(13.4)
Purchase of treasury stock	(0.1)	(36.8)
Other	—	(0.2)
Net cash used for financing activities	(4.8)	(88.5)

Effect of exchange rate changes on cash	(6.3)	(6.3)

Cash and Cash Equivalents
Increase (decrease) for the period	3.2	(77.8)
Balance at the beginning of the period	111.4	175.7
Balance at the end of the period	$114.6	$97.9

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In millions)
Balance, January 1, 2014	$0.1	$0.1	$(3.4)	$320.6	$188.4	$1.3	$(1.9)	$(55.4)	$449.8	$1.1	$450.9
Stock-based compensation	—	—	—	4.1	—	—	—	—	4.1	—	4.1
Stock issued under stock compensation plans	—	—	2.4	(2.4)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(36.8)	—	—	—	—	—	(36.8)	—	(36.8)
Net income attributable to stockholders	—	—	—	—	83.4	—	—	—	83.4	—	83.4
Cash dividends on Class A and Class B common stock: $0.800 per share	—	—	—		(13.4)	—	—	—	(13.4)	—	(13.4)
Current period other comprehensive income (loss)	—	—	—	—	—	(22.4)	1.5	(0.4)	(21.3)	—	(21.3)
Reclassification adjustment to net income	—	—	—	—	—	—	2.1	3.3	5.4	—	5.4
Net income attributable to noncontrolling interest	—	—		—	—	—	—	—	—	0.2	0.2
Balance, September 30, 2014	$0.1	$0.1	$(37.8)	$322.3	$258.4	$(21.1)	$1.7	$(52.5)	$471.2	$1.3	$472.5

Balance, January 1, 2015	$0.1	$0.1	$(49.1)	$324.1	$280.4	$(40.4)	$(2.0)	$(58.7)	$454.5	$1.5	$456.0
Stock-based compensation	—	—	—	2.1	—	—	—	—	2.1	—	2.1
Stock issued under stock compensation plans	—	—	6.4	(6.4)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Net income attributable to stockholders	—	—	—	—	57.5	—	—	—	57.5	—	57.5
Cash dividends on Class A and Class B common stock: $0.845 per share	—	—	—	—	(13.8)	—	—	—	(13.8)	—	(13.8)
Current period other comprehensive income (loss)	—	—	—	—	—	(45.9)	(0.8)	(0.5)	(47.2)	—	(47.2)
Reclassification adjustment to net income	—	—	—	—	—	—	1.9	1.7	3.6	—	3.6
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	0.3	0.3
Balance, September 30, 2015	$0.1	$0.1	$(42.8)	$319.8	$324.1	$(86.3)	$(0.9)	$(57.5)	$456.6	$1.8	$458.4

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

Investments in Sumitomo-NACCO Materials Handling Company, Ltd. (“SN”), a 50%-owned joint venture, and NMHG Financial Services, Inc. (“NFS”), a 20%-owned joint venture, are accounted for by the equity method. SN operates manufacturing facilities in Japan, the Philippines and Vietnam from which the Company purchases certain components, service parts and lift trucks. Sumitomo Heavy Industries, Ltd. ("Sumitomo") owns the remaining 50% interest in SN. Each stockholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo prior to a vote of SN’s board of directors. NFS is a joint venture with General Electric Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. National Account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The Company’s percentage share of the net income or loss from these equity investments is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” portion of the unaudited condensed consolidated statements of operations.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2015 and the results of its operations for the three and nine months ended September 30, 2015 and 2014 and the results of its cash flows and changes in equity for the nine months ended September 30, 2015 and 2014 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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
ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory
The guidance requires inventory to be measured at the lower of cost or net realizable value. The guidance defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

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

On December 18, 2014, the Company acquired Nuvera, which is reported as a separate segment.

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2015	2014	2015	2014
Revenues from external customers
Americas	$454.1	$479.1	$1,333.9	$1,376.8
Europe	145.1	163.5	448.9	516.7
Asia-Pacific	52.4	53.2	148.2	163.0
Lift truck business	651.6	695.8	1,931.0	2,056.5
Nuvera	0.5	—	2.1	—
Total	$652.1	$695.8	$1,933.1	$2,056.5
Gross profit (loss)
Americas	$78.8	$76.2	$225.7	$219.7
Europe	22.5	28.2	77.4	93.1
Asia-Pacific	5.6	6.9	18.5	17.5
Lift truck business	106.9	111.3	321.6	330.3
Nuvera	(0.2)	—	(1.4)	—
Total	$106.7	$111.3	$320.2	$330.3
Operating profit (loss)
Americas	$35.5	$31.1	$83.9	$94.7
Europe	0.2	4.4	12.2	21.5
Asia-Pacific	(0.1)	0.8	(0.3)	(0.6)
Lift truck business	35.6	36.3	95.8	115.6
Nuvera	(6.6)	—	(18.5)	—
Total	$29.0	$36.3	$77.3	$115.6
Net income (loss) attributable to stockholders
Americas	$24.3	$24.0	$57.9	$65.9
Europe	—	3.5	9.9	17.3
Asia-Pacific	0.6	0.9	0.8	0.2
Lift truck business	24.9	28.4	68.6	83.4
Nuvera	(4.0)	—	(11.1)	—
Total	$20.9	$28.4	$57.5	$83.4

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
A reconciliation of the consolidated federal statutory to effective income tax is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2015	2014	2015	2014
Income before income taxes	$28.4	$36.9	$75.5	$117.2
Gain on sale of assets	—	—	—	17.7
	$28.4	$36.9	$75.5	$99.5
Statutory taxes at 35%	$9.9	$12.9	$26.4	$34.8
Permanent adjustments:
Non-U.S. rate differences	(3.2)	(3.5)	(7.0)	(7.6)
State income taxes	0.8	0.9	2.0	2.1
Other	(0.1)	(0.2)	(0.5)	(0.9)
	$(2.5)	$(2.8)	$(5.5)	$(6.4)
Discrete items:
Provision to return adjustments	(0.6)	(1.9)	(0.6)	(1.9)
Repatriation	—	—	(3.7)	—
Other	0.6	0.2	1.1	0.9
Discrete items	$—	$(1.7)	$(3.2)	$(1.0)
Income tax expense on gain on sale of assets	—	—	—	6.2
Income tax provision	$7.4	$8.4	$17.7	$33.6
Effective income tax rate	26.1%	22.8%	23.4%	28.7%

During the nine months ended September 30, 2015, the Company recognized a tax benefit from an internal sale of a subsidiary between consolidated companies resulting in the repatriation of non-U.S. accumulated earnings taxed at higher rates.

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

Note 5—Reclassifications from OCI

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI				Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2015	2014	2015	2014
Gain (loss) on cash flow hedges:
Interest rate contracts	$—	$—	$—	$0.8	Other
Foreign exchange contracts	(2.1)	(2.3)	(6.5)	(3.9)	Cost of sales
Total before tax	(2.1)	(2.3)	(6.5)	(3.1)	Income before income taxes
Tax benefit	1.4	1.1	4.6	1.0	Income tax provision
Net of tax	$(0.7)	$(1.2)	$(1.9)	$(2.1)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(0.9)	$(1.4)	$(2.7)	$(4.6)	(a)
Prior service credit	—	0.1	0.2	0.2	(a)
Transition liability	—	(0.1)	(0.1)	(0.1)	(a)
Total before tax	(0.9)	(1.4)	(2.6)	(4.5)	Income before income taxes
Tax benefit	0.4	0.4	0.9	1.2	Income tax provision
Net of tax	$(0.5)	$(1.0)	$(1.7)	$(3.3)	Net income
Total reclassifications for the period	$(1.2)	$(2.2)	$(3.6)	$(5.4)

(a) These OCI components are included in the computation of net pension cost (see Note 7 for additional details).

Note 6—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At September 30, 2015, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $28.1 million. At December 31, 2014, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $19.2 million.

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

Certain of the Company's forward foreign currency contracts were designated as net investment hedges of the Company's net investment in its foreign subsidiaries. For derivative instruments that were designated and qualified as a hedge of a net investment in foreign currency, the gain or loss was reported in other comprehensive income as part of the cumulative translation adjustment to the extent it was effective. The Company utilizes the forward-rate method of assessing hedge effectiveness. Any ineffective portion of net investment hedges would be recognized in the unaudited condensed consolidated statement of operations in the same period as the change.

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

The Company measures its derivatives at fair value on a recurring basis using significant observable inputs. This valuation methodology is Level 2 as defined in the fair value hierarchy. The Company uses a present value technique that incorporates yield curves and foreign currency spot rates to value its derivatives and also incorporates the effect of the Company's and its counterparties' credit risk into the valuation.

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $651.6 million at September 30, 2015, primarily denominated in euros, Japanese yen, Swedish kroner, British pounds, Mexican pesos and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $510.8 million at December 31, 2014, primarily denominated in euros, Japanese yen, Swedish kroner, British pounds, Mexican pesos and Australian dollars. The fair value of these contracts approximated a net liability of $1.4 million and $5.6 million at September 30, 2015 and December 31, 2014, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 27 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2015, $2.6 million of the amount included in OCI is expected to be reclassified as a loss into the unaudited condensed consolidated statement of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company held interest rate contracts with a total notional amount of $100.0 million at September 30, 2015. The fair value of interest rate swap agreements was a net liability of $1.4 million at September 30, 2015 and a net asset $0.3 million at December 31, 2014.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	SEPTEMBER 30 2015	DECEMBER 31 2014	Balance Sheet Location	SEPTEMBER 30 2015	DECEMBER 31 2014
Derivatives designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	$3.7	$4.6	Prepaid expenses and other	$2.6	$2.4
	Other current liabilities	4.6	3.5	Other current liabilities	8.3	8.8
Long-term	Other non-current assets	0.8	0.9	Other long-term liabilities	1.2	3.1
Total derivatives designated as hedging instruments		$9.1	$9.0		$12.1	$14.3
Derivatives not designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$1.0	$1.0
Long-term	Other non-current assets	—	1.3	Other long-term liabilities	0.4	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	3.8	4.3	Prepaid expenses and other	0.4	2.7
	Other current liabilities	0.5	0.6	Other current liabilities	2.3	2.5
Total derivatives not designated as hedging instruments		$4.3	$6.2		$4.1	$6.2
Total derivatives		$13.4	$15.2		$16.2	$20.5

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty at September 30, 2015 and December 31, 2014 as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of September 30, 2015				Derivative Liabilities as of September 30, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$1.4	$—	$1.4	$1.4
Foreign currency exchange contracts	5.3	(5.3)	—	—	6.7	(5.3)	1.4	1.4
Total derivatives	$5.3	$(5.3)	$—	$—	$8.1	$(5.3)	$2.8	$2.8

	Derivative Assets as of December 31, 2014				Derivative Liabilities as of December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$1.3	$(1.0)	$0.3	$0.3	$1.0	$(1.0)	$—	$—
Foreign currency exchange contracts	4.7	(4.7)	—	—	10.3	(4.7)	5.6	5.6
Total derivatives	$6.0	$(5.7)	$0.3	$0.3	$11.3	$(5.7)	$5.6	$5.6

The following table summarizes the pre-tax impact of derivative instruments for the three and nine months ended September 30, 2015 and 2014 as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	THREE MONTHS ENDED		NINE MONTHS ENDED			THREE MONTHS ENDED		NINE MONTHS ENDED			THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30					SEPTEMBER 30					SEPTEMBER 30
Derivatives designated as hedging instruments	2015	2014	2015	2014		2015	2014	2015	2014		2015	2014	2015	2014
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$(1.6)	Interest expense	$—	$—	$—	$—	Other	$—	$—	$—	$0.8
Foreign currency exchange contracts	(1.1)	(1.4)	(4.1)	0.5	Cost of sales	(2.1)	(2.3)	(6.5)	(3.9)	Cost of sales	—	—	—	—
	$(1.1)	$(1.4)	$(4.1)	$(1.1)		$(2.1)	$(2.3)	$(6.5)	$(3.9)		$—	$—	$—	$0.8
Net Investment Hedges
Foreign currency exchange contracts	$—	$—	$—	$0.4	N/A	$—	$—	$—	$—	N/A	$—	$—	$—	$—
Total	$(1.1)	$(1.4)	$(4.1)	$(0.7)		$(2.1)	$(2.3)	$(6.5)	$(3.9)		$—	$—	$—	$0.8

											Amount of Gain or (Loss) Recognized in Income on Derivative
											THREE MONTHS ENDED		NINE MONTHS ENDED
											SEPTEMBER 30
Derivatives Not Designated as Hedging Instruments										Location of Gain or (Loss) Recognized in Income on Derivative	2015	2014	2015	2014
Cash Flow Hedges
Interest rate swap agreements										Other	$(1.0)	$0.6	$(1.6)	$0.6
Foreign currency exchange contracts										Cost of sales	2.7	(0.9)	2.4	(5.7)
Total											$1.7	$(0.3)	$0.8	$(5.1)

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

During the third quarter of 2015, the Company recognized a settlement loss of $1.2 million resulting from lump-sum distributions exceeding the total projected interest cost for the plan year for one of its U.S. pension plans. The Company remeasured the plan as of September 30, 2015 using a discount rate of 4.00% compared to the December 31, 2014 discount rate of 3.65%. As a result of the remeasurement, the funded status of the plan decreased by $2.0 million and accumulated other comprehensive income increased by $0.9 million ($0.5 million net of tax).

The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014 that it expected to contribute approximately $3.0 million to its non-U.S. pension plans in 2015. The Company now expects to contribute approximately $1.2 million to its non-U.S. pension plans in 2015.

The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2015	2014	2015	2014
U.S. Pension
Service cost	$—	$—	$—	$—
Interest cost	0.7	0.8	2.2	2.5
Expected return on plan assets	(1.4)	(1.4)	(4.2)	(4.3)
Settlement loss	1.2	—	1.2	—
Amortization of actuarial loss	0.4	0.4	1.2	1.1
Amortization of prior service credit	—	(0.1)	(0.2)	(0.2)
Total	$0.9	$(0.3)	$0.2	$(0.9)
Non-U.S. Pension
Service cost	$—	$0.5	$0.1	$1.7
Interest cost	1.4	1.7	4.2	5.3
Expected return on plan assets	(2.4)	(2.7)	(7.2)	(7.7)
Amortization of actuarial loss	0.5	1.0	1.5	3.5
Amortization of transition liability	—	0.1	0.1	0.1
Total	$(0.5)	$0.6	$(1.3)	$2.9

Note 8—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2015	DECEMBER 31 2014
Finished goods and service parts	$173.9	$179.4
Raw materials and work in process	212.8	211.2
Total manufactured inventories	386.7	390.6
LIFO reserve	(43.6)	(48.1)
Total inventory	$343.1	$342.5

The cost of certain manufactured inventories, including service parts, has been determined using the last-in-first-out (“LIFO”) method. At September 30, 2015 and December 31, 2014, 57% and 52%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2015
Balance at January 1	$51.1
Current year warranty expense	27.8
Change in estimate related to pre-existing warranties	(3.1)
Payments made	(18.6)
Foreign currency effect	(1.1)
Balance at September 30	$56.1

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

Note 11—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at September 30, 2015 and December 31, 2014 were $185.1 million and $176.1 million, respectively. As of September 30, 2015, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at September 30, 2015 was approximately $243.7 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of September 30, 2015, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $44.8 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $8.2 million as of September 30, 2015. The $44.8 million is included in the $185.1 million of total amounts subject to recourse or repurchase obligations at September 30, 2015.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within

GECC may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through NFS. At September 30, 2015, approximately $162.8 million of the Company's total recourse or repurchase obligations of $185.1 million related to transactions with NFS. In connection with the joint venture agreement, the Company also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that the Company would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At September 30, 2015, loans from GECC to NFS totaled $913.9 million. Although the Company’s contractual guarantee was $182.8 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which the Company guarantees $162.8 million. Excluding the NFS receivables guaranteed by the Company from NFS’ loans to GECC, the Company’s incremental obligation as a result of this guarantee to GECC is $157.6 million, which is secured by 20% of NFS' customer receivables and other secured assets of $229.9 million. NFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause NFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at September 30, 2015:

	NFS	Total
Total recourse or repurchase obligations	$162.8	$185.1
Less: exposure limited for certain dealers	44.8	44.8
Plus: 7.5% of original loan balance	8.2	8.2
	126.2	148.5
Incremental obligation related to guarantee to GECC	157.6	157.6
Total exposure related to guarantees	$283.8	$306.1

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

The Company has a 50% ownership interest in SN, a limited liability company which was formed primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. The Company purchases products from SN under agreed-upon terms. The Company's ownership in SN is also accounted for using the equity method of accounting and is included in the Asia-Pacific segment.

The Company's percentage share of the net income or loss from its equity investments in NFS and SN is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” section of the unaudited condensed consolidated statements of operations. The Company's equity investments are included on the line “Investment in Unconsolidated Affiliates” in the unaudited condensed consolidated balance sheets. At September 30, 2015 and December 31, 2014, the Company's investment in NFS was $13.7 million and $13.5 million, respectively. The Company's investment in SN was $27.3 million and $26.1 million at September 30, 2015 and December 31, 2014, respectively.

Summarized financial information for these two equity investments is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2015	2014	2015	2014
Revenues	$79.3	$84.7	$236.3	$254.9
Gross profit	$23.4	$27.0	$71.8	$78.3
Income from continuing operations	$5.6	$5.9	$15.6	$15.9
Net income	$5.6	$5.9	$15.6	$15.9

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

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)	NINE MONTHS ENDED		Favorable / (Unfavorable)
	SEPTEMBER 30			SEPTEMBER 30
	2015	2014	% Change	2015	2014	% Change
Lift truck unit shipments (in thousands)
Americas	15.2	14.7	3.4%	42.3	41.8	1.2%
Europe	5.7	5.3	7.5%	17.6	17.0	3.5%
Asia-Pacific	1.5	1.7	(11.8)%	4.8	5.3	(9.4)%
	22.4	21.7	3.2%	64.7	64.1	0.9%
Revenues
Americas	$454.1	$479.1	(5.2)%	$1,333.9	$1,376.8	(3.1)%
Europe	145.1	163.5	(11.3)%	448.9	516.7	(13.1)%
Asia-Pacific	52.4	53.2	(1.5)%	148.2	163.0	(9.1)%
Nuvera	0.5	—	n.m.	2.1	—	n.m.
	$652.1	$695.8	(6.3)%	$1,933.1	$2,056.5	(6.0)%
Gross profit (loss)
Americas	$78.8	$76.2	3.4%	$225.7	$219.7	2.7%
Europe	22.5	28.2	(20.2)%	77.4	93.1	(16.9)%
Asia-Pacific	5.6	6.9	(18.8)%	18.5	17.5	5.7%
Nuvera	(0.2)	—	n.m.	(1.4)	—	n.m.
	$106.7	$111.3	(4.1)%	$320.2	$330.3	(3.1)%
Selling, general and administrative expenses
Americas	$43.3	$45.1	4.0%	$141.8	$142.7	0.6%
Europe	22.3	23.9	6.7%	65.2	71.7	9.1%
Asia-Pacific	5.7	6.1	6.6%	18.8	18.1	(3.9)%
Nuvera	6.4	—	n.m.	17.1	—	n.m.
	$77.7	$75.1	(3.5)%	$242.9	$232.5	(4.5)%

	THREE MONTHS ENDED		Favorable / (Unfavorable)	NINE MONTHS ENDED		Favorable / (Unfavorable)
	SEPTEMBER 30			SEPTEMBER 30
	2015	2014	% Change	2015	2014	% Change
Operating profit (loss)
Americas	$35.5	$31.1	14.1%	$83.9	$94.7	(11.4)%
Europe	0.2	4.4	(95.5)%	12.2	21.5	(43.3)%
Asia-Pacific	(0.1)	0.8	(112.5)%	(0.3)	(0.6)	50.0%
Nuvera	(6.6)	—	n.m.	(18.5)	—	n.m.
	$29.0	$36.3	(20.1)%	$77.3	$115.6	(33.1)%
Interest expense	$1.3	$1.6	18.8%	$3.6	$3.3	(9.1)%
Other (income) expense	$(0.7)	$(2.2)	(68.2)%	$(1.8)	$(4.9)	(63.3)%
Net income (loss) attributable to stockholders
Americas	$24.3	$24.0	1.3%	$57.9	$65.9	(12.1)%
Europe	—	3.5	n.m.	9.9	17.3	(42.8)%
Asia-Pacific	0.6	0.9	(33.3)%	0.8	0.2	300.0%
Nuvera	(4.0)	—	n.m.	(11.1)	—	n.m.
	$20.9	$28.4	(26.4)%	$57.5	$83.4	(31.1)%
Diluted earnings per share	$1.28	$1.70	(24.7)%	$3.52	$4.97	(29.2)%
Effective income tax rate	26.1%	22.8%		23.4%	28.7%
Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of September 30, 2015, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2015	2014	2015	2014
Unit backlog, beginning of period	30.9	28.8	28.1	28.2
Unit shipments	(22.4)	(21.7)	(64.7)	(64.1)
Unit bookings	18.6	19.7	63.7	62.7
Unit backlog, end of period	27.1	26.8	27.1	26.8

The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2015	2014	2015	2014
Bookings, approximate sales value	$450	$510	$1,440	$1,600
Backlog, approximate sales value	$670	$720	$670	$720

Third Quarter of 2015 Compared with Third Quarter of 2014

The following table identifies the components of change in revenues for the third quarter of 2015 compared with the third quarter of 2014:

Revenues
2014	$695.8
Increase (decrease) in 2015 from:
Foreign currency	(46.6)
Unit volume and product mix	(10.0)
Unit price	8.7
Other	3.3
Parts	0.9
2015	$652.1

Revenues decreased 6.3% to $652.1 million in the third quarter of 2015 from $695.8 million in the third quarter of 2014. The decrease was mainly due to the strong U.S. dollar during the third quarter of 2015 compared with the third quarter of 2014. In addition, a shift in sales to lower-priced lift trucks was offset by improved unit volume and the impact of prices increases during the third quarter of 2015 compared with the third quarter of 2014.

Total shipments in the Americas increased in the third quarter of 2015 compared with the third quarter of 2014, although unit volume improvements in the Americas continue to be negatively affected by the depressed Brazil economy. Revenues in the Americas declined in the third quarter of 2015 from the third quarter of 2014 primarily as a result of a shift in trucks sold from higher-priced Class 5 trucks, including Big Trucks, to lower-priced Class 3 warehouse trucks and unfavorable currency movements of $13.5 million from the translation of sales into U.S. dollars, which strengthened against the Brazilian real. The decrease was partially offset by price increases implemented in Brazil to offset the impact of the weak Brazilian real, as well as the favorable effect of price increases announced earlier in 2015 in North America.

Europe's revenues declined in the third quarter of 2015 from the third quarter of 2014, mainly as a result of unfavorable currency movements of $26.7 million, from the translation of sales into U.S. dollars, partially offset by improved unit volume.

Revenues in Asia-Pacific declined slightly in the third quarter of 2015 compared with the third quarter of 2014. The decrease was primarily the result of unfavorable foreign currency movements of $6.4 million and the effects of lower shipments in China. These items were substantially offset by increased sales of higher-priced Big Trucks in the third quarter of 2015 compared with the third quarter of 2014.

The following table identifies the components of change in operating profit for the third quarter of 2015 compared with the third quarter of 2014:

Operating Profit
2014	$36.3
Increase (decrease) in 2015 from:
Nuvera operations	(6.6)
Gross profit	(4.4)
Selling, general and administrative expenses	3.7
2015	$29.0

The Company recognized operating profit of $29.0 million in the third quarter of 2015 compared with $36.3 million in the third quarter of 2014. The decrease in operating profit was primarily due to the results of Nuvera's operations.

The lift truck business operating profit also decreased. Lower gross profit was partially offset by a decrease in selling, general and administrative expenses. Gross profit decreased primarily due to unfavorable foreign currency movements of $8.9 million and a shift in sales to lower-margin lift trucks. Gross profit was favorably affected by price increases as well as material cost deflation and lower freight costs. Selling, general and administrative expenses decreased during the third quarter of 2015 compared to the third quarter of 2014 primarily due to favorable foreign currency movements of $4.5 million and lower incentive compensation estimates.

Operating profit in the Americas improved in the third quarter of 2015 compared with the third quarter of 2014 primarily as a result of improved gross profit, including the favorable effect of price increases announced earlier in 2015 in North America, as well as price increases in Brazil to offset the impact of the weak real, material cost deflation and lower freight costs. However, while the strength of the U.S. dollar favorably affected gross profit, this was more than offset by the weakened Brazilian real in the third quarter of 2015 compared with the third quarter of 2014. The overall improvement in the Americas gross profit was partially offset by a shift in sales to lower-margin lift trucks. In addition, operating profit was favorably affected by lower selling, general and administrative expenses in the Americas, attributable to lower incentive compensation estimates and favorable currency movements of $1.4 million. These lower expenses were partially offset by a required non-cash charge of $1.2 million recognized in the third quarter of 2015 related to the remeasurement of one of the Company's U.S. defined benefit pension plans for the settlement of a portion of this plan for lump-sum payments.

Europe's operating profit declined in the third quarter of 2015 compared with the third quarter of 2014 mainly as a result of lower gross profit from unfavorable currency movements of $8.0 million, partially offset by the effect of higher unit shipments. The decline in Europe's gross profit was partially offset by lower selling, general and administrative expenses as a result of favorable currency movements of $2.4 million, partially reduced by an increase in bad debt expense.

The Company recognized net income attributable to stockholders of $20.9 million in the third quarter of 2015 compared with $28.4 million in the third quarter of 2014. The decrease was primarily the result of the decline in operating profit.

First Nine Months of 2015 Compared with First Nine Months of 2014

The following table identifies the components of change in revenues for the first nine months of 2015 compared with the first nine months of 2014:

Revenues
2014	$2,056.5
Increase (decrease) in 2015 from:
Foreign currency	(126.0)
Unit volume and product mix	(15.0)
Unit price	7.6
Parts	7.3
Other	2.7
2015	$1,933.1

Revenues decreased 6.0% to $1,933.1 million in the first nine months of 2015 from $2,056.5 million in the first nine months of 2014. The decrease was mainly due to the strong U.S. dollar.

Total shipments in the Americas increased in the first nine months of 2015 compared with the first nine months of 2014, although unit volume improvements in the Americas continue to be reduced by the depressed Brazil economy. However, despite overall higher unit volumes, revenues in the Americas declined in the first nine months of 2015 compared with the first nine months of 2014. The revenue decline was primarily the result of a shift in trucks sold to lower-priced units and unfavorable currency movements of $26.6 million from the translation of sales into U.S. dollars, which strengthened against the Brazilian real, partially offset by the favorable effect of price increases announced earlier in 2015 in North America, as well as price increases in Brazil to offset the impact of the weak Brazilian real.

Total shipments in Europe increased in the first nine months of 2015 compared with the first nine months of 2014. Despite the increase in shipments, Europe's overall revenues declined in the first nine months of 2015 from the first nine months of 2014, mainly as a result of unfavorable currency movements of $85.6 million from the translation of sales into U.S. dollars.

Asia-Pacific’s revenues declined in the first nine months of 2015 from the first nine months of 2014 primarily as a result of unfavorable foreign currency movements of $13.8 million.

The following table identifies the components of change in operating profit for the first nine months of 2015 compared with the first nine months of 2014:

Operating Profit
2014	$115.6
Gain on sale of assets	(17.7)
97.9
Increase (decrease) in 2015 from:
Nuvera operations	(18.5)
Gross profit	(8.7)
Selling, general and administrative expenses	6.6
2015	$77.3

The Company recognized operating profit of $77.3 million in the first nine months of 2015 compared with $115.6 million in the first nine months of 2014. Operating profit for the first nine months of 2015 included the results of Nuvera’s operations. In addition, operating profit for the first nine months of 2014 included a gain of $17.7 million related to the sale of the Brazil real estate and operating facility.

The operating profit of the lift truck business decreased due to lower gross profit, partially offset by lower selling, general and administrative expenses. Gross profit decreased primarily from unfavorable foreign currency movements of $17.9 million and unfavorable manufacturing variances offset by material cost deflation and price increases in the first nine months of 2015. Selling, general and administrative expenses decreased primarily due to favorable currency movements of $11.6 million and lower incentive compensation estimates. These improvements were partially offset by higher employee-related costs and an increase in bad debt expense.

Excluding the gain of $17.7 million related to the sale of the Brazil real estate and operating facility, both gross profit and operating profit in the Americas improved in the first nine months of 2015 compared with the prior year. Gross profit was favorably impacted by the effect of price increases announced earlier in 2015 in North America and price increases in Brazil to offset the impact of the weak Brazilian real. Gross profit also improved from material cost deflation. However, while the strength of the U.S. dollar favorably affected gross profit, this was more than offset by the weakened Brazilian real in the first nine months of 2015 compared with the first nine months of 2014. The overall improvement in the Americas gross profit was partially offset by unfavorable manufacturing variances, mainly due to the transition from the old plant to the new plant in Brazil and weather-related U.S. plant shutdowns during the first quarter of 2015, as well as a shift in sales to lower-margin lift trucks. Selling, general and administrative expenses decreased primarily due to lower incentive compensation estimates and favorable currency movements of $2.9 million. These improvements were partially offset by $1.9 million of expense incurred during the first nine months of 2015 as a result of the move to the new Brazil plant and a required non-cash charge of $1.2 million recognized in the third quarter of 2015 related to the remeasurement of one of the Company's U.S. defined benefit pension plans.

The effect of currency movements significantly reduced Europe's operating profit in the first nine months of 2015 compared with the first nine months of 2014. Benefits realized in gross profit from higher shipments and material cost deflation were more than offset by unfavorable currency movements of $18.4 million. The decline in Europe's gross profit was partially offset by lower selling, general and administrative expenses as a result of favorable currency movements of $6.8 million, partially reduced by an increase in bad debt expense.

The Company recognized net income attributable to stockholders of $57.5 million in the first nine months of 2015 compared with $83.4 million in the first nine months of 2014. The decrease was primarily the result of the decrease in operating profit partially offset by a $3.7 million tax benefit recognized in the first nine months of 2015 from an internal sale of a subsidiary between consolidated companies resulting in the repatriation of non-U.S. accumulated earnings taxed at higher rates. See Note 4 to the unaudited condensed consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2015	2014	Change
Operating activities:
Net income	$57.8	$83.6	$(25.8)
Depreciation and amortization	22.1	22.4	(0.3)
Gain on sale of assets	—	(17.8)	17.8
Other	8.9	5.1	3.8
Working capital changes	(57.5)	(52.1)	(5.4)
Net cash provided by operating activities	31.3	41.2	(9.9)

Investing activities:
Expenditures for property, plant and equipment	(28.9)	(31.9)	3.0
Proceeds from the sale of assets	11.0	8.4	2.6
Other	0.9	(0.7)	1.6
Net cash used for investing activities	(17.0)	(24.2)	7.2

Cash flow before financing activities	$14.3	$17.0	$(2.7)

Net cash provided by operating activities decreased $9.9 million in the first nine months of 2015 compared with the first nine months of 2014 primarily as a result of lower net income, partially offset by the absence of the gain on the sale of the Brazil real estate and operating facility.

The change in net cash used for investing activities during the first nine months of 2015 compared with the first nine months of 2014 is mainly the result of improvements made to manufacturing facilities in the Americas and Europe, of which $10.8 million were financed in 2015 through sales-leaseback transactions and are included on the line "Proceeds from the sale of assets." This was offset in the first nine months of 2014 by proceeds received of $8.2 million when the sale of the Brazil real estate and operating facility was completed.

	2015	2014	Change
Financing activities:
Net additions (reductions) of long-term debt and revolving credit agreements	$9.1	$(38.1)	$47.2
Cash dividends paid	(13.8)	(13.4)	(0.4)
Purchase of treasury stock	(0.1)	(36.8)	36.7
Other	—	(0.2)	0.2
Net cash used for financing activities	$(4.8)	$(88.5)	$83.7

The decrease in net cash used for financing activities during the first nine months of 2015 compared with the first nine months of 2014 was primarily due to repayments of borrowings under the Company's revolving credit facilities during the first nine months of 2014 compared with increased debt in the first nine months of 2015, mainly in Brazil, and lower repurchases of the Company's stock in the first nine months of 2015 compared with the first nine months of 2014.

Financing Activities

The Company has a $220.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in December 2018. There were no borrowings outstanding under the Facility at September 30, 2015. The excess availability under the Facility at September 30, 2015 was $213.6 million, which reflects reductions of $6.4 million for letters of credit. The Facility consists of a U.S. revolving credit facility of $120.0 million and a non-U.S. revolving credit facility of $100.0 million. The Facility can be increased up to $320.0 million over the term of the agreement in minimum increments of $25.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Facility was $530 million as of September 30, 2015.

Borrowings bear interest at a floating rate that can be a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective September 30, 2015, for U.S. domestic base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margin, effective September 30, 2015, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable LIBOR interest rates under the Facility on September 30, 2015 were 1.69% and 1.34%, respectively, for the U.S. and non-U.S. facility including the applicable floating rate margin. The Facility also requires the payment of a fee of 0.375% per annum on the unused commitment as of September 30, 2015.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the borrowers subject to certain thresholds, as defined in the Facility and limits the payment of dividends. If the minimum availability threshold, as defined in the Facility, is greater than fifteen percent for both total and U.S. revolving credit facilities, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the Facility, is greater than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the domestic revolver commitments, as defined in the Facility. At September 30, 2015, the Company was in compliance with the covenants in the Facility.

The Company had other debt outstanding of approximately $28.1 million at September 30, 2015. In addition to the excess availability under the Facility, the Company had remaining availability of $25.7 million related to other non-U.S. revolving credit agreements.

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

Capital Expenditures

Expenditures for property, plant and equipment were $28.9 million during the first nine months of 2015. Capital expenditures are estimated to be an additional $24.0 million for the remainder of 2015. Planned expenditures for the remainder of 2015 are primarily for product development, improvements at manufacturing locations, manufacturing equipment and improvements to information technology infrastructure. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	SEPTEMBER 30 2015	DECEMBER 31 2014	Change
Cash and cash equivalents	$114.6	$111.4	$3.2
Other net tangible assets	387.1	372.0	15.1
Intangible assets	3.7	4.1	(0.4)
Net assets	505.4	487.5	17.9
Total debt	(47.0)	(31.5)	(15.5)
Total equity	$458.4	$456.0	$2.4
Debt to total capitalization	9%	6%	3%

OUTLOOK

Americas Outlook

The Americas market, which experienced reasonably robust demand in most countries except Brazil in the first nine months of 2015, is expected to moderate, while the Brazil market is expected to remain depressed during the fourth quarter of 2015. As a result of these market conditions, the Company anticipates unit shipments and revenues in the Americas to be lower in the fourth quarter of 2015 than in the fourth quarter of 2014, predominantly due to a substantial reduction in units expected to be shipped in Brazil and a currently weak Brazilian real compared with the U.S. dollar. Revenues are also expected to decline as a result of a shift in sales mix to lower-priced lift trucks. The Americas operating profit is also expected to be somewhat lower than in the comparable 2014 period as a result of lower unit margins and unfavorable manufacturing efficiencies mostly offset by material cost deflation.

In 2016, the Company expects the Americas market to continue to moderate compared with 2015, with Brazil declining further from its already depressed levels. Despite these market conditions, unit shipments, revenues and parts sales are expected to increase in 2016 over 2015 due to the Company's success in winning some large customer accounts in 2015. In addition, full year 2016 operating profit in the Americas segment is expected to increase compared with 2015, largely as a result of anticipated improvements in Brazil's operating results due to lower anticipated operating expenses from planned cost reductions and the absence of plant move expenses incurred in 2015.

Europe Outlook

In the fourth quarter of 2015, the overall Europe, Middle East and Africa market is expected to grow moderately compared with the prior year quarter, driven mainly by expected increases in Western Europe. Eastern Europe, Middle East and Africa markets are expected to generally decline, with the Russian market not expected to recover from its currently depressed levels. However, despite the market outlook, Europe anticipates unit shipment increases in the Western Europe and Middle East and Africa markets during the fourth quarter of 2015 compared with the fourth quarter of 2014 as a result of the implementation of the Company's strategic initiatives. Nonetheless, Europe's revenues in the fourth quarter of 2015 are expected to decline compared with the prior year period as the benefits from improved volumes are expected to be more than offset by unfavorable currency translation at current currency rates and a shift in mix to lower-priced lift trucks.

Operating profit in the Europe segment during the remainder of 2015 is expected to decrease substantially from the fourth quarter of 2014 primarily as a result of significant unfavorable foreign currency movements at current currency rates, partially offset by improved unit volumes. During 2015, Europe had currency hedges in place that have mitigated the unfavorable effect of the strengthening U.S. dollar. However, as these hedges expire, the new hedges are not expected to be as favorable, based on current currency rates, in offsetting increased U.S. dollar-based costs currently being incurred. As a result, unfavorable currency movements are expected to have a larger unfavorable impact on results in 2016.

Markets in Europe are expected to continue to grow in 2016, driven by a moderate increase in Western Europe and slight growth in Middle East and Africa, partially offset by a decline in Eastern Europe. As a result, units and parts revenues are expected to increase in 2016. However, despite these improvements, operating profit in the Europe segment is expected to decrease substantially in 2016 compared with 2015 as a result of the reduced favorability of the hedge contracts in place at current currency rates coupled with unfavorable currency movements.

Asia-Pacific Outlook

In the fourth quarter of 2015, the Asia-Pacific market is expected to be down, predominantly due to depressed demand in China and Japan, only partially offset by modest growth in the other markets. China is expected to be off its prior peak levels in the fourth quarter of 2015 following an 11.6% decline in the first nine months of 2015 from the comparable period in 2014. The Company anticipates an overall decline in unit shipments and revenues in Asia-Pacific in the fourth quarter of 2015, with unfavorable currency translation at current currency rates also contributing to the revenue decline.

Fourth-quarter 2015 Asia-Pacific results are expected to be lower than the fourth quarter of 2014 due to a shift in mix to lower-margin products, the expected unit volume decline and higher operating expenses expected as a result of market share gain initiatives.

In 2016, the Asia-Pacific market is expected to continue to weaken. However, as a result of the implementation of the Company's strategic initiatives, shipments, revenues and operating results are expected to increase compared with 2015.

Overall Lift Truck Outlook

The global market is anticipated to continue to be soft in the fourth quarter of 2015 with all markets, except Western Europe, expected to be lower than in the fourth quarter of 2014. As a result of these market conditions, the Company anticipates consolidated unit shipments in the fourth quarter of 2015 will be lower than the fourth quarter of 2014. In addition, as a result of a shift in sales mix to lower-priced lift trucks and currently weaker foreign currencies, the Company's consolidated revenues are expected to decrease in the fourth quarter of 2015 compared with 2014.

The Company expects fourth-quarter 2015 lift truck segment operating profit to be substantially lower than in the fourth quarter of 2014. Overall, anticipated decreases in unit shipments and unfavorable currency movements, as well as higher costs associated with the continued roll out of a global manufacturing information technology system now being implemented at an additional location, are expected to be partially offset by the effect of price increases earlier in the year, lower estimated incentive compensation and modestly lower material costs.

Fourth-quarter 2015 net income in the lift truck business is also expected to decline from 2014, primarily due to operating profit declines previously highlighted and to a higher effective income tax rate. The effective income tax rate is expected to be higher as a result of non-recurring tax benefits received in 2014 and a higher effective income tax rate in 2015 compared with 2014 attributable to an anticipated increase in the portion of the Company's income from the Americas operations.

Global markets are expected to remain roughly stable in 2016, driven primarily by the Western European market, with a moderating Americas market and weakening Asia-Pacific market. Despite these market conditions, and because of the Company's success in winning some large customer accounts, revenues, unit shipments and parts sales are expected to increase in 2016 compared with 2015. However, the Company expects operating profit in 2016 to be similar to 2015 as the increases in sales and parts volumes are expected to be offset by an anticipated shift in sales mix to lift trucks with lower average profit margins, as well as increased operating expenses. Net income in 2016 is expected to decline moderately from 2015 primarily as a result of a higher effective income tax rate in 2016 compared with 2015.

Commodity costs declined throughout 2015 and are expected to remain at roughly current levels in 2016. However, these commodities, including steel in particular, remain volatile and sensitive to changes in the global economy. The Company will continue to monitor commodity costs, economic conditions, currency movements and the resulting effects on costs and pricing, and will take appropriate pricing actions, if necessary.

Cash flow before financing activities in the lift truck business is expected to be positive in 2015 but down substantially compared with 2014 due to lower net income. Cash flow before financing activities is expected to improve in 2016 compared with 2015.

The Company remains focused on gaining market share in its lift truck business over time by implementing the following key strategic initiatives: (1) understanding customer needs at the product and aftermarket levels, (2) offering the lowest cost of ownership by utilizing the Company's understanding of customers' major cost drivers and developing solutions that consistently lower cost of ownership and create a differentiated competitive position, (3) enhancing independent distribution, (4) improving the Company's warehouse market position, (5) expanding in Asian markets by offering products aimed at the needs of these markets, enhancing Asia distribution and focusing on strategic alliances with local partners, (6) enhancing its Big Truck market position and (7) strengthening its sales and marketing organization in all geographic regions.

To meet the specific application needs of its customers, the Company is focusing on developing utility, standard and premium products, or adding enhancements to existing products, to meet customers’ needs. To this end, development programs or enhancements to existing products are underway for its electric-rider, warehouse, internal combustion engine and big truck product lines.

All of these new products and upgraded products are expected to help increase market share and to improve revenues and to enhance operating margins in the remainder of 2015 and in 2016.

The lift truck business expects to continue to incur moderate incremental expense as it adds sales and marketing capabilities to help further its key strategic initiatives and the lift truck sales opportunities associated with its acquisition of Nuvera. The Nuvera-related costs are expected to be small in the fourth quarter of 2015 but are expected to grow as Nuvera's volume increases in 2016.

Nuvera Outlook

The Company's acquisition of Nuvera was driven by the Company's view that the fuel cell market for lift trucks has significant growth opportunities. Accordingly, the commercialization of Nuvera's fuel cell technology is one of the Company's key strategic initiatives. As a result of Nuvera's focus on commercializing its fuel cell technology and integrating this technology into the Hyster® and Yale® lift truck product ranges, the Company expects an operating loss of approximately $5.5 million to $7.0 million at its Nuvera business during the fourth quarter of 2015. Modest revenues are expected in the fourth quarter of 2015 from sales of Nuvera's PowerTap® units. Revenues from the sale of PowerEdge® units, which can be substituted for lead-acid batteries in Class 1, 2 and 3 lift truck models, are not expected until 2016. Nuvera expects to start booking PowerEdge® units, as well as additional PowerTap® units, during the fourth quarter of 2015. Nuvera secured an agreement with its first Total Power Solutions customer in early October, and expects to begin shipping PowerEdge® units to this customer in the first half of 2016, along with lift trucks and a PowerTap® hydrogen generation system. Nuvera expects to sell the PowerEdge® products to the market at an average selling price of between $17,500 and $35,000 depending upon the model. The Company believes its U.S. customers will qualify for the 30% Federal Energy Credit on these PowerEdge® units, which would allow those customers to realize a lower after-tax cost but the tax credit currently expires at the end of 2016.

As a result of PowerEdge® unit production beginning in 2016, the Company expects to generate significant PowerEdge® unit revenues in 2016, and to increase its focus on reducing manufacturing costs per unit as production increases. Overall, Nuvera expects to generate an operating loss in 2016 of approximately $23 to $26 million primarily as a result of the costs to commercialize additional Nuvera technology and expand its product line. Nuvera has an objective of reaching a quarterly break-even operating profit by the end of 2017 or so on a run rate of approximately 700 PowerEdge® and ten PowerTap® units per quarter at target margins. Nuvera is also exploring a number of partnership opportunities which would be complementary to its core operating plan and which could potentially accelerate achievement of break-even results.

The Company expects Nuvera to support many of the Company's key strategic initiatives including, in the short-term, meeting customer needs, providing lowest cost of ownership, enhancing its independent distribution and increasing its presence in the warehouse products market. Over the medium-term, Nuvera is expected to support the enhancement of the Company's Big Truck business and help the Company achieve improved revenues in Asia-Pacific. This acquisition also provides the Company with the ability to own, rather than buy, a potential key long-term strategic component for its lift trucks. It also may provide the Company with the ability to participate actively in the growing fuel cell market and expand the Company's offering of best-in-class energy solutions to customers by integrating fuel cells with lift trucks in a way that is expected to optimize the performance and energy efficiency of the combined system. This, in conjunction with the Company's plan to provide full life cycle maintenance, service and fueling requirements, is expected to provide the Company with an opportunity to meet customers' needs and offer a zero-emissions, low overall cost of ownership alternative. Nuvera's PowerTap® hydrogen generator appliance, which produces fuel-cell grade hydrogen, is in commercial production today with an expanding list of customers in multiple applications. Nuvera is also working on enhancing its Orion® fuel cell technology and working with the Company's product engineering group to create an integrated fuel cell power solution as an option in Hyster® and Yale® brand Class 4 and Class 5 lift trucks targeted for production in late 2018.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) reduction in demand for lift trucks and related aftermarket parts and service on a global basis, (2) the ability of dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (3) the political and economic uncertainties in Eastern Europe and Brazil, (4) customer acceptance of pricing, (5) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (6) exchange rate fluctuations, changes in non-

U.S. import tariffs and monetary policies and other changes in the regulatory climate in the non-U.S. countries in which the Company operates and/or sells products, (7) delays in manufacturing and delivery schedules, (8) bankruptcy of or loss of major dealers, retail customers or suppliers, (9) customer acceptance of, changes in the costs of, or delays in the development of new products, (10) introduction of new products by, or more favorable product pricing offered by, competitors, (11) product liability or other litigation, warranty claims or returns of products, (12) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (13) changes mandated by federal, state and other regulation, including health, safety or environmental legislation, (14) the successful commercialization of Nuvera's technology and (15) the introduction of a more accepted product to the market by a competitor, making the Nuvera technology less marketable.

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

Changes in internal control over financial reporting: During the third quarter of 2015, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company acquired Nuvera on December 18, 2014 and is currently in the process of integrating Nuvera's processes and internal controls.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
Not applicable

Item 5    Other Information
None

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 30 of this Quarterly Report on Form 10-Q for the period ended September 30, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.

Date:	October 28, 2015	/s/ Kenneth C. Schilling
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