Form 10-K
period 2015-12-31
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2016-02-17
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
     YES ☐     NO ☒
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter): $770,727,807
Number of shares of Class A Common Stock outstanding at February 12, 2016: 12,384,595
Number of shares of Class B Common Stock outstanding at February 12, 2016: 3,943,521
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2016 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
Item 1. BUSINESS
General

Hyster-Yale Materials Handling, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company Hyster-Yale Group, Inc. ("HYG") formerly known as NACCO Materials Handling Group, Inc., is a leading global integrated designer, engineer, manufacturer, seller and servicer of a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, the Netherlands, the Philippines, Italy, Japan, Vietnam, Brazil and China. Hyster-Yale was incorporated as a Delaware corporation in 1999.

On December 18, 2014, the Company acquired Nuvera Fuel Cells, Inc. ("Nuvera"). Nuvera, located in Billerica, Massachusetts, is an alternative-power technology company focused on fuel-cell stacks and related systems. Nuvera is also focused on supporting on-site hydrogen production and dispensing systems that are designed to deliver clean energy solutions to customers.

As a result of the acquisition of Nuvera, the Company intends to commercialize Nuvera's research and technology to provide for the integration of this fuel-cell technology across large parts of the Company's lift truck product range. The Company expects to be able to offer its Hyster® and Yale® customers an integrated, factory-fitted fuel-cell solution, as well as associated hydrogen generation and delivery capability. In addition, the Company expects to offer aftermarket solutions designed to be used in electric powered lift truck brands in the market today.

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, www.hyster-yale.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Business Segments

The Company operates four reportable segments: the Americas, EMEA, JAPIC and Nuvera. See Note 3 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion.

Manufacturing and Assembly
The Company manufactures components, such as frames, masts and transmissions, and assembles lift trucks in the market of sale whenever practical to minimize freight cost and balance currency mix. In some instances, however, it utilizes one worldwide location to manufacture specific components or assemble specific lift trucks. Additionally, components and assembled lift trucks are exported to locations when it is advantageous to meet demand in certain markets. The Company operates twelve lift truck manufacturing and assembly facilities worldwide with five plants in the Americas, three in EMEA and four in JAPIC, including joint venture operations.
Sales of lift trucks represented approximately 82% of the Company’s annual revenues in 2015 (approximately 52% internal combustion engine units and approximately 30% electric units), and 83% and 82% in 2014 and 2013, respectively. Service, rental and other revenues were approximately 5% in 2015, 4% in 2014 and 5% in 2013.
During 2015, the Company’s retail shipments in North America by end market were approximately 23% to the manufacturing market, approximately 18% to the home centers and retail market, approximately 13% to the wholesale distribution market, approximately 12% to the food and beverage market, approximately 11% to the freight and logistics market, approximately 9% to the rental market and approximately 5% to the paper market.
Aftermarket Parts
The Company offers a line of aftermarket parts to service its large installed base of lift trucks currently in use in the industry. The Company offers online technical reference databases specifying the required aftermarket parts to service lift trucks and an aftermarket parts ordering system. Aftermarket parts sales represented approximately 13% of the Company’s annual revenues in each of 2015, 2014 and 2013.

The Company sells Hyster®- and Yale®-branded aftermarket parts to dealers for Hyster® and Yale® lift trucks. The Company also sells aftermarket parts under the UNISOURCE™ and PREMIER™ brands to Hyster® and Yale® dealers for the service of competitor lift trucks. The Company has a contractual relationship with a third-party, multi-brand, aftermarket parts wholesaler in the Americas and EMEA whereby orders from the Company's dealers for parts for lift trucks are fulfilled by the third party who then pays the Company a commission.
Marketing
The Company’s marketing organization is structured in three regional divisions: the Americas; EMEA, which includes Europe, the Middle East and Africa; and JAPIC, which includes Japan, Asia, Pacific, India and China. In each region, certain marketing support functions for the Hyster® and Yale® brands are carried out by shared services teams. These activities include sales and service training, information systems support, product launch coordination, specialized sales material development, help desks, order entry, marketing strategy and field service support.
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
Nuvera relies on a combination of trade secret protection, trademarks, copyrights, and patents to establish and protect its proprietary rights. The Company believes these intellectual property rights are well suited for industrial mobility markets such as lift trucks. The integration of these technologies into commercial solutions will require significant cooperation between HYG and Nuvera product engineering and is a key to developing commercial value from this technology.
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
Independent Dealers
The Company’s dealers, located in 129 countries, are generally independently owned and operated. In the Americas, Hyster® had 21 independent dealers and Yale® had 14 independent dealers as of December 31, 2015. In EMEA, Hyster® had 66 independent dealers and Yale® had 101 independent dealers as of December 31, 2015. In JAPIC, Hyster® had 48 independent dealers and Yale® had 14 independent dealers as of December 31, 2015. As of December 31, 2015, the Company had 26 dual-branded dealers in the Americas, three in EMEA and four in JAPIC.
National Accounts
The Company operates a National Accounts program for both Hyster® and Yale®. The National Accounts program focuses on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The National Accounts program accounted for 16%, 15% and 15% of new lift truck unit volume in 2015, 2014 and 2013, respectively. The independent dealers support the National Accounts program by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with National Accounts sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, the National Accounts program markets services, including full maintenance leases and fleet management.
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

Under the joint venture agreement with NFS, the Company’s dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, the Company provides recourse or repurchase obligations to NFS or to others. In substantially all of these transactions, a perfected security interest is maintained in the lift trucks financed, so that in the event of a default, the Company has the ability to foreclose on the leased property and sell it through the Hyster® or Yale® dealer network. Furthermore, the Company has established reserves for exposures under these agreements when required. In addition, the Company has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to guarantees for these certain eligible dealers are limited to 7.5% of their original loan balance. See Notes 16 and 17 to the Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.
Backlog
The following table outlines the Company's backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks:

	December 31, 2015	December 31, 2014	September 30, 2015
Units (in thousands)	26.9	28.1	27.1
Backlog, approximate sales value (in millions)	$660	$710	$670
As of December 31, 2015, the Company expects substantially all of its backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks to be sold during fiscal 2016. Backlog represents unfilled lift truck orders placed with the Company’s manufacturing and assembly facilities from dealers and National Accounts customers. In general, unfilled orders may be canceled at any time prior to the time of sale; however, the Company can assess cancellation penalties on dealer orders within a certain period prior to initiating production. The dollar value of backlog is calculated using the current unit backlog and the forecasted average sales price per unit.
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
A significant raw material required by the Company's manufacturing operations is steel, which is generally purchased from steel producing companies in the geographic area near each of the Company's manufacturing facilities. The other significant components for the Company's lift trucks are axles, brakes, transmissions, batteries and chargers. These components are available from numerous sources in quantities sufficient to meet the Company's requirements. The Company depends on a limited number of suppliers for some of the Company's crucial components, including diesel and gasoline engines, which are supplied by, among others, Power Solutions International, Inc., Kubota Corp., and Cummins Inc., and cast-iron counterweights used to counter balance some lift trucks, which are obtained from, among others, North Vernon Industry Corp. and Eagle Quest International Ltd. Some of these critical components are imported and subject to regulations, such as customary inspection by the U.S. Customs and Border Protection under the auspices of the U.S. Department of Homeland Security, as well as the Company's own internal controls and security procedures. The Company believes comparable alternatives are available for all suppliers.
Competition
The Company is one of the leaders in the lift truck industry with respect to market share in the Americas and worldwide. Competition in the materials handling industry is intense and based primarily on strength and quality of distribution, brand loyalty, customer service, new lift truck sales prices, availability of products and aftermarket parts, comprehensive product line offerings, product performance, product quality and features and the cost of ownership over the life of the lift truck. The Company competes with several global lift truck manufacturers that operate in all major markets, as well as other niche companies.
The lift truck industry also competes with alternative methods of materials handling, including conveyor systems and automated guided vehicle systems.
The Company's aftermarket parts offerings compete with parts manufactured by other lift truck manufacturers as well as companies that focus solely on the sale of generic parts.

The use of fuel-cell technology in industrial and commercial applications is a relatively new development. Companies implementing such technology face competitors that integrate more traditional energy technologies into their product lines, as well as competitors that have implemented or are implementing alternatives to traditional energy technologies, such as lithium batteries, fuel additives and other high efficiency or “renewable” technologies.
Cyclical Nature of Lift Truck Business
The Company’s lift truck business historically has been cyclical. Fluctuations in the rate of orders for lift trucks and fuel-cell technology reflect the capital investment decisions of the Company’s customers, which depend to a certain extent on the general level of economic activity in the various industries the lift truck customers serve. During economic downturns, customers tend to delay new lift truck and parts purchases. Consequently, the Company has experienced, and in the future may continue to experience, significant fluctuations in its revenues and net income.
Research and Development
The Company’s lift truck research and development capability is organized around four major engineering centers, all coordinated on a global basis by the Company’s global executive administrative center. Products are designed for each brand concurrently and generally each center is focused on the global requirements for a single product line. The Company’s counterbalanced development center, which has global design responsibility for several classes of lift trucks for a highly diverse customer base, is located in Fairview, Oregon. The Company’s big truck development center is located in Nijmegen, the Netherlands, adjacent to a dedicated global big truck assembly facility. Big trucks are primarily used in handling shipping containers and other specialized heavy lifting applications, including steel, concrete and energy-related industries. Warehouse trucks, which are primarily used in distribution applications, are designed based on regional differences in stacking and storage practices. The Company designs warehouse equipment for sale in the Americas market in Greenville, North Carolina, adjacent to the Americas manufacturing and assembly facility. The Company designs warehouse equipment for the European market in Masate, Italy adjacent to its manufacturing and assembly facility for warehouse equipment. The Company also has an engineering Concept Center in the United Kingdom to support advanced design activities and an engineering office in India to support its global design activities for its four major engineering centers.
The Company’s lift truck engineering centers utilize a three-dimensional CAD/CAM system and are interconnected, with all of the Company’s manufacturing and assembly facilities and certain suppliers. This allows for collaboration in technical engineering designs and collaboration with these suppliers. Additionally, the Company solicits customer feedback throughout the design phase to improve product development efforts. The Company invested $69.1 million, $71.4 million and $69.2 million on lift truck product design and development activities in 2015, 2014 and 2013, respectively.
Nuvera has two research and development locations. In the U.S., Billerica, Massachusetts is the primary location for design, development and testing of all of Nuvera’s technologies, including the generation, compression, storage and dispensing of hydrogen, in addition to fuel cells. In Europe, the operations at San Donato, Italy are primarily focused on fuel-cell systems integration and testing. The Company invested $19.2 million on product design and development activities at Nuvera in 2015.
Sumitomo-NACCO Joint Venture
The Company has a 50% ownership interest in Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a limited liability company that was formed in 1970 primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each stockholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, the Company accounts for its ownership in SN using the equity method of accounting. The Company purchases Hyster®- and Yale®-branded lift trucks and related component and aftermarket parts from SN for sale outside of Japan under agreed-upon terms. The Company also contracts with SN for engineering design services on a cost plus basis and charges SN for technology used by SN but developed by the Company. During 2015, SN sold more than 4,700 lift trucks.
Employees
As of January 31, 2016, the Company had approximately 5,500 employees. Certain employees in the Danville, Illinois parts depot operations are unionized. The Company’s contract with the Danville union expires in June 2018. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville, North Carolina are not represented by unions. In Brazil, all employees are represented by a union. The Company’s contracts with the Brazilian unions expire annually at which time salaries and certain benefits are negotiated for the following year. In Mexico, certain employees are unionized. The Company’s contract with the Mexico union expires annually in March, at which time salaries are negotiated for the following year. Benefits in Mexico are negotiated every other year.
In Europe, certain employees in the Craigavon, Northern Ireland; Masate, Italy; San Donato, Italy; and Nijmegen, the Netherlands facilities are unionized. All of the European employees are part of works councils that perform a consultative role on business and employment matters.
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
The Company’s products may also be subject to laws and regulations relating to the protection of the environment, including those governing vehicle exhaust. Regulatory agencies in the United States and Europe have issued or proposed various regulations and directives designed to reduce emissions from spark-ignited engines and diesel engines used in off-road vehicles, such as industrial lift trucks. These regulations require the Company and other lift truck manufacturers to incur costs to modify designs and manufacturing processes and to perform additional testing and reporting. While there can be no assurance, the Company believes the impact of the additional expenditures to comply with these requirements will not have a material adverse effect on its business.
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
The Company's lift truck business historically has been cyclical. Fluctuations in the rate of orders for lift trucks and fuel-cell technology reflect the capital investment decisions of the Company's customers, which depend to a certain extent on the general level of economic activity in the various industries the lift truck customers serve. During economic downturns, customers tend to delay new lift truck and parts purchases. Consequently, the Company has experienced, and in the future may continue to experience, significant fluctuations in revenues and net income. If there is a downturn in the general economy, or in the industries served by lift truck customers, the Company's revenue and profitability could decrease significantly, and the Company may not be able to sustain or grow the business.

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

•
currency risks, including those risks set forth under, “The pricing and costs of the Company's products have been and may continue to be impacted by non-U.S. currency fluctuations, which could materially increase costs and result in material exchange losses and reduce operating margins”;

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
The Company operates in various taxing jurisdictions around the world in which the tax laws, regulations and administrative practices are often subject to interpretation as well as to change. Although the Company has sought to reduce this uncertainty by obtaining rulings from the tax authorities in certain cases, the Company's positions may still be subject to challenge. If the Company were to become subject to a challenge, the outcome could have a significant negative effect on the Company's operating results and financial condition. Additionally, any challenge may unfavorably impact the Company's ability to obtain future rulings.
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
Through arrangements with GECC and others, dealers and other customers are provided financing for new lift trucks in the United States and in major countries of the world outside of the United States. Through these arrangements, the Company's dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, the Company provides recourse or repurchase obligations such that it would become obligated in the event of default by the dealer or customer. Total amounts subject to these types of obligations at December 31, 2015 and 2014 were $168.6 million and $176.1 million, respectively. Generally, the Company maintains a perfected security interest in the assets financed such that, in the event that the Company becomes obligated under the terms of the recourse or repurchase obligations, it may take title to the assets financed. The Company cannot be certain, however, that the security interest will equal or exceed the amount of the recourse or repurchase obligations. In addition, the Company cannot be certain that losses under the terms of the recourse or repurchase obligations will not exceed the reserves that have been set aside in the consolidated financial statements. The Company could incur a charge to earnings if reserves prove to be inadequate, which could have a material adverse effect on results of operations and liquidity for the period in which the charge is taken.
GECC may sell its interest in NFS or General Electric Company ("GEC"), the parent of GECC, may sell GECC. Such a sale could negatively impact the operation of NFS and remove an option that the Company’s U.S. dealers’ and customers’ have to finance the purchase of lift trucks.
On April 10, 2015, GECC’s parent company, GEC, announced a plan to reduce the size of its financial services businesses through the sale of most of the assets of GECC over the 24 months following the announcement. Further, on October 13, 2015, GEC announced it had reached an agreement to sell GE Capital's global Commercial Distribution Finance, North American Vendor Finance and Corporate Finance platforms to Wells Fargo & Co ("Wells Fargo"). If GECC’s interest in NFS is sold to Wells Fargo or another third-party, there is no guarantee that the acquirer will continue to cause NFS to be operated in a manner consistent with past practice pursuant to the terms of the Company’s agreements with GECC. Furthermore, the joint venture agreement governing NFS expires in December 2018, after which it automatically renews for additional one-year terms unless written notice is given by either party at least 180 days prior to termination. Also, either party to the joint venture agreement governing NFS may terminate such agreement upon 180 days' notice. Any acquirer may seek to terminate the NFS joint venture agreement in December 2018, or seek to terminate it earlier. The Company may also seek to terminate the NFS joint venture agreement based on its experience with or other information related to any acquirer. In the event of any such termination, a substitute joint venture partner or alternative financing arrangements may not be available on comparable terms, or at all.
In the event that Wells Fargo or another third-party acquiring GECC interests in NFS does not cause NFS to continue to operate in a manner consistent with past practice or the joint venture agreement is terminated and the Company's dealers and customers cannot arrange for alternative financing arrangements in the U.S. on comparable terms, or at all, the Company’s sales of lift trucks could be negatively impacted and its revenues, profitability and market share could be reduced.
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
The Company's products may also be subject to laws and regulations relating to the protection of the environment, including those governing vehicle exhausts. Regulatory agencies in the United States and Europe have issued or proposed various regulations and directives designed to reduce emissions from spark-ignited engines and diesel engines used in off-road vehicles, such as industrial lift trucks. These regulations require the Company and other lift truck manufacturers to incur costs to modify designs and manufacturing processes and to perform additional testing and reporting.
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
The Company is highly dependent on the skills, experience and services of key personnel, and the loss of key personnel could have a material adverse effect on its business, operating results and financial condition. Employment and retention of qualified personnel is important to the successful conduct of the Company's business. Therefore, the Company's success also depends upon its ability to recruit, hire, train and retain additional skilled and experienced management personnel. The Company's inability to hire and retain personnel with the requisite skills could impair its ability to manage and operate its business effectively and could significantly reduce profitability.

Other products may be introduced to the market by competitors, making the Nuvera technology less marketable.

The use of fuel-cell technology in industrial and commercial applications is a relatively new development. Companies implementing such technology face competition from competitors that integrate more traditional energy technologies into their product lines, as well as competitors that have implemented or are implementing alternatives to traditional energy technologies, such as lithium batteries, fuel additives and other high efficiency or “renewable” technologies. Any of these technologies may have more established or otherwise more attractive manufacturing, distribution and operating cost features, which could negatively impact customers’ preferences for product lines that incorporate fuel-cell technology and, as a result, diminish the marketability of products incorporating Nuvera technology.

The Company may encounter unexpected difficulties integrating Nuvera into its businesses.

The acquisition of Nuvera was intended to provide direct access to fuel-cell technology suitable for lift truck applications. This strategy's success will depend on the Company’s ability to commercialize Nuvera’s technology, to integrate Nuvera’s business with its own and to develop satisfactory working arrangements with Nuvera’s existing employees. Unexpected difficulties in integrating Nuvera with the Company’s operations could occur and the Company may not realize the magnitude, or timing, of benefits initially anticipated in connection with the Nuvera acquisition.

The Company may not be successful in commercializing Nuvera’s technology, which success would depend, in part, on the Company’s ability to protect Nuvera’s intellectual property.

The success of the acquisition of Nuvera will depend largely on the Company’s ability to commercialize Nuvera’s fuel-cell technologies, such that the Company may incorporate these technologies in its product lines on economically efficient terms. However, unforeseen difficulties, such as delays in development due to design defects or changes in specifications and insufficient research and development resources or cost overruns, may hinder the Company’s ability to incorporate Nuvera’s technologies into its product lines on an economically favorable basis or at all.

Furthermore, Nuvera’s commercial success will depend largely on the Company’s ability to maintain patent and other intellectual property protection covering certain of Nuvera’s technologies. Nuvera’s fuel-cell technology may not be economically viable if the Company is unable to prevent others from infringing or successfully challenging the validity of certain patents and other intellectual property rights attributable to Nuvera.

Certain members of the Company’s extended founding family own a substantial amount of its Class A and Class B common stock and, if they were to act in concert, could control the outcome of director elections and other stockholder votes on significant corporate actions.

The Company has two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock are entitled to cast one vote per share and, as of December 31, 2015, accounted for approximately 24 percent of the voting power of the Company. Holders of Class B common stock are entitled to cast ten votes per share and, as of December 31, 2015, accounted for the remaining voting power of the Company. As of December 31, 2015, certain members of the Company’s extended founding family held approximately 26 percent of the Company’s outstanding Class A common stock and approximately 84 percent of the Company’s outstanding Class B common stock. On the basis of this common stock ownership, certain members of the Company’s extended founding family could have exercised 70 percent of the Company’s total voting power. Although there is no voting agreement among such extended family members, in writing or otherwise, if they were to act in concert, they could control the outcome of director elections and other stockholder votes on significant corporate actions, such as certain amendments to the Company’s certificate of incorporation and sales of the Company or substantially all of its assets. Because certain members of the Company’s extended founding family could prevent other stockholders from exercising significant influence over significant corporate actions, the Company may be a less attractive takeover target, which could adversely affect the market price of its common stock.

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The following table presents the principal assembly, manufacturing, distribution and office facilities that the Company owns or leases:

Region	Facility Location	Owned/Leased	Function(s)
Americas	Barueri, Brazil	Leased	Marketing, sales and administrative center for Brazil
	Billerica, Massachusetts	Leased	Nuvera research and development laboratory
	Berea, Kentucky	Owned	Assembly of lift trucks and manufacture of component parts
	Cleveland, Ohio	Leased	Corporate global headquarters
	Charlotte, North Carolina	Leased	Customer experience and training center
	Danville, Illinois	Owned	Americas parts distribution center
	Greenville, North Carolina	Owned	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in Americas; Americas warehouse development center; assembly of lift trucks and manufacture of component parts
	Fairview, Oregon	Owned	Global executive administrative center; counterbalanced development center for design and testing of lift trucks, prototype equipment and component parts
	Itu, Brazil	Owned	Assembly of lift trucks and parts distribution center
	Ramos Arizpe, Mexico	Owned	Manufacture of component parts for lift trucks
	Sulligent, Alabama	Owned	Manufacture of component parts for lift trucks
Europe	Craigavon, Northern Ireland	Owned	Manufacture of lift trucks and cylinders; frame and mast fabrication for EMEA
	Frimley, Surrey, United Kingdom	Leased	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in EMEA
	Irvine, Scotland	Leased	European administrative center
	Masate, Italy	Leased	Assembly of lift trucks; European warehouse development center
	Nijmegen, The Netherlands	Owned	Big trucks development center; manufacture and assembly of big trucks and component parts; European parts distribution center
	San Donato, Italy	Leased	Nuvera integration and testing
JAPIC	Kuala Lumpur, Malaysia	Leased	Asia support office
	Shanghai, China	Owned(1)	Assembly of lift trucks by Shanghai Hyster joint venture, sale of parts and marketing operations of China
	Sydney, Australia	Leased	Divisional headquarters and sales and marketing for JAPIC; JAPIC parts distribution center
	Pune, India	Leased	Engineering design services

(1)	This facility is owned by Shanghai Hyster Forklift Ltd., the Company’s Chinese joint venture company.
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

Name	Age	Current Position	Other Positions
Alfred M. Rankin, Jr.	74	Chairman, President and Chief Executive Officer of Hyster-Yale (from September 2012), Chairman of HYG (from prior to 2011).
Colin Wilson	61	President and Chief Executive Officer, HYG of Hyster-Yale (from September 2014), President and Chief Executive Officer of HYG (from September 2014).
President and Chief Operating Officer of HYG (from November 2013 to September 2014), President, Americas of HYG (from prior to 2011 to September 2014), Vice President and Chief Operating Officer of HYG (from prior to 2011 to November 2013).

Charles A. Bittenbender	66	Senior Vice President, General Counsel and Secretary of Hyster-Yale (from September 2014), Senior Vice President, General Counsel and Secretary of HYG (from September 2014).
Vice President, General Counsel and Secretary of Hyster-Yale (from September 2012 to September 2014), Vice President, General Counsel and Secretary of HYG (from prior to 2011 to September 2014), Vice President, General Counsel and Secretary of NACCO (from prior to 2011 to September 2012).

Gregory J. Breier	50	Vice President, Tax of Hyster-Yale (from May 2014), Vice President, Tax of HYG (from January 2012).	Senior Director of Tax of Hyster-Yale (from January 2012 to May 2012), Director of Tax and Financial Analysis of NACCO (From prior to 2011 to September 2012).
Brian K. Frentzko	55	Vice President, Treasurer of Hyster-Yale (from September 2012), Vice President, Treasurer of HYG (from September 2012).	Assistant Treasurer of HYG (from prior to 2011 to September 2012).
Amy E. Gerbick	44
Associate General Counsel, Director of Corporate Compliance and Assistant Secretary of Hyster-Yale (from May 2014), Associate General Counsel, Director of Corporate Compliance and Assistant Secretary of HYG (from May 2014).
			Associate, Jones Day (a law firm) (from prior to 2011 to May 2014).
Jennifer M. Langer	42	Vice President, Controller of Hyster-Yale (from February 2013), Vice President, Controller of HYG (from February 2013).
Controller of Hyster-Yale (from September 2012 to February 2013), Controller of HYG (from January 2012 to February 2013), Director of Financial Reporting, Planning and Analysis of NACCO (from March 2011 to September 2012), Director of Financial Reporting of NACCO (from prior to 2011 to March 2011).

Lauren E. Miller	61	Senior Vice President, Chief Marketing Officer of Hyster-Yale (from January 2015), Senior Vice President, Chief Marketing Officer of HYG (from January 2015).
Senior Vice President, Marketing and Consulting of Hyster-Yale (from February 2013 to January 2015), Senior Vice President, Marketing and Consulting of HYG (from prior to 2010 to January 2015), Vice President, Consulting Services of NACCO (from prior to 2011 to September 2012).

Charles F. Pascarelli	56	Senior Vice President, President, Americas of HYG (from January 2015)
President, Sales and Marketing, Americas of HYG (from March 2013 to January 2015), President, Sales and Marketing, The Raymond Corporation (an electrical materials handling company) (from prior to 2011 to March 2013).

Rajiv K. Prasad	52	Senior Vice President, Global Product Development, Manufacturing and Supply Chain Strategy of HYG (from September 2014).	Vice President, Global Product Development and Manufacturing of HYG (from January 2012 to September 2014), Vice President, Global Product Development of HY (from prior to 2011 to January 2012).
Victoria L. Rickey	63	Senior Vice President, Business Development of HYG (from February 2016).	Senior Vice President, Asia-Pacific and Brazil of HYG (from September 2014 to February 2016), Vice President, Asia-Pacific of HYG (from prior to 2011 to September 2014).
Anthony J. Salgado	45	Senior Vice President, JAPIC of HYG (from January 2016).
Vice President, Corporate Officer, UniCarriers Corporation (an industrial company) (from April 2014 to January 2016), President, UniCarriers Americas Corporation (an industrial company) (from October 2013 to January 2016), Vice President, Manufacturing Operations, UniCarriers Americas Corporation (from prior to 2011 to October 2013).

Harry Sands	64	Senior Vice President, Managing Director, Europe, Middle East and Africa of HYG (from June 2015).	Vice President, Manufacturing EMEA of HYG (from prior to 2011 to June 2015).

Name	Age	Current Position	Other Positions
Kenneth C. Schilling	56	Senior Vice President and Chief Financial Officer of Hyster-Yale (from September 2014), Senior Vice President and Chief Financial Officer of HYG (from September 2014).
Vice President and Chief Financial Officer of Hyster-Yale (from September 2012 to September 2014), Vice President and Chief Financial Officer of HYG (from prior to 2010 to September 2014), Vice President and Controller of NACCO (from prior to 2011 to September 2012).

Gopichand Somayajula	59	Vice President, Global Product Development of HYG (from May 2013)	Vice President, Counterbalanced Engineering of HYG (from prior to 2011 to May 2013).
Suzanne S. Taylor	53	Vice President, Deputy General Counsel and Assistant Secretary of Hyster-Yale (from February 2013), Vice President, Deputy General Counsel and Assistant Secretary of HYG (from February 2013).
Deputy General Counsel and Assistant Secretary of Hyster-Yale (from September 2012 to February 2013), Deputy General Counsel and Assistant Secretary of HYG (from September 2012 to February 2013), Associate General Counsel and Assistant Secretary of Hyster-Yale (from May 2012 to September 2012), Assistant Secretary of HYG (from August 2011 to September 2012), Associate General Counsel and Assistant Secretary of NACCO (from prior to 2011 to September 2012).

Raymond C. Ulmer	52	Vice President Finance, Americas of HYG (from prior to 2011).
The information under this Item is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.There exists no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was elected. Each executive officer serves until his or her successor is elected and qualified.
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

	2015
	Market Price
	High	Low	Cash Dividend
First quarter	$74.00	$62.19	$0.275
Second quarter	$76.50	$67.58	$0.285
Third quarter	$71.46	$56.38	$0.285
Fourth quarter	$65.24	$50.72	$0.285

	2014
	Market Price
	High	Low	Cash Dividend
First quarter	$108.13	$80.64	$0.250
Second quarter	$104.56	$80.90	$0.275
Third quarter	$91.15	$71.46	$0.275
Fourth quarter	$81.15	$67.79	$0.275
At December 31, 2015, there were approximately 898 Class A common stockholders of record and approximately 954 Class B common stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program
Month #1 (October 1 to 31, 2015)	—	$—	—	$0
Month #2 (November 1 to 30, 2015)	—	$—	—	$0
Month #3 (December 1 to 31, 2015)	—	$—	—	$0
Total	—	$—	—	$0
Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2015	2014	2013	2012(1)	2011(1)
	(In millions, except per share data)
Operating Statement Data:
Revenues	$2,578.1	$2,767.2	$2,666.3	$2,469.1	$2,540.8
Operating profit	$103.5	$148.8	$134.3	$111.7	$110.0
Net income	$75.1	$110.2	$110.2	$98.1	$82.6
Net income attributable to noncontrolling interest	(0.4)	(0.4)	(0.2)	(0.1)	—
Net income attributable to stockholders	$74.7	$109.8	$110.0	$98.0	$82.6
Basic earnings per share attributable to stockholders:	$4.58	$6.61	$6.58	$5.84	$4.93
Diluted earnings per share attributable to stockholders:	$4.57	$6.58	$6.54	$5.83	$4.91
Balance Sheet Data at December 31:
Total assets	$1,095.9	$1,120.8	$1,161.3	$1,064.4	$1,117.0
Long-term debt	$19.6	$12.0	$6.7	$106.9	$54.6
Stockholders' equity	$460.8	$454.5	$449.8	$341.3	$296.3
Cash Flow Data:
Provided by operating activities	$89.4	$100.0	$152.9	$128.7	$54.6
Used for investing activities	$(31.3)	$(44.4)	$(26.1)	$(19.5)	$(15.9)
Used for financing activities	$(7.1)	$(110.5)	$(104.4)	$(144.4)	$(19.5)
Other Data:
Cash dividends paid to NACCO	$—	$—	$—	$5.0	$10.0
Per share data:
Cash dividends(2)(3)	$1.130	$1.075	$1.000	$2.250
Market value at December 31(2)	$52.45	$73.20	$93.16	$48.80
Stockholders' equity at December 31(2)	$28.23	$27.98	$26.91	$20.40
Actual shares outstanding at December 31(2)	16.324	16.241	16.714	16.732
Basic weighted average shares outstanding	16.307	16.607	16.725	16.768	16.767
Diluted weighted average shares outstanding	16.355	16.675	16.808	16.800	16.815
Total employees at December 31(4)	5,400	5,400	5,100	4,900	4,800

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
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

OVERVIEW
Hyster-Yale Materials Handling, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company Hyster-Yale Group, Inc. ("HYG") formerly known as NACCO Materials Handling Group, Inc., is a leading designer, engineer, manufacturer, seller and servicer of a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names. The materials handling business historically has been cyclical because the rate of orders for lift trucks fluctuates depending on the general level of economic activity in the various industries its customers serve.

On December 18, 2014, the Company acquired Nuvera Fuel Cells, Inc. ("Nuvera"). Nuvera is an alternative-power technology company focused on fuel-cell stacks and related systems. Nuvera is also focused on supporting on-site hydrogen production and dispensing systems that are designed to deliver clean energy solutions to customers.
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
Product discounts: The Company records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. Lift truck sales revenue is recorded net of estimated discounts. The estimated discount amount is based upon historical trends for each lift truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, the Company offers special incentives to increase market share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained. If estimates of customer programs and incentives were one percent higher than the levels offered during 2015, the reserves for product discounts would increase and revenue would be reduced by $0.1 million. The Company's past results of operations have not been materially affected by a change in the estimate of product discounts and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

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
Product warranties: The Company provides for the estimated cost of product warranties at the time revenues are recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, the warranty obligation is affected by product failure rates, labor costs and replacement component costs incurred in correcting a product failure. If actual product failure rates, labor costs or replacement component costs differ from the Company's estimates, which are based on historical failure rates and consideration of known trends, revisions to the estimate of the cost to correct product failures would be required. If the estimate of the cost to correct product failures were to increase by one percent over 2015 levels, the reserves for product warranties would increase and additional expense of $0.4 million would be incurred. The Company's past results of operations have not been materially affected by a change in the estimate of product warranties and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change the estimates in the future.
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
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

The following illustrates the sensitivity of the net periodic benefit cost and projected benefit obligation to a 1% change in the discount rate or return on plan assets (in millions):

Assumption	Change	Increase (decrease) 2016 net pension expense	Increase (decrease) 2015 projected benefit obligation
Discount rate	1% increase	$(0.4)	$(27.2)
	1% decrease	0.3	31.7
Return on plan assets	1% increase	(2.0)	N/A
	1% decrease	2.0	N/A
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
Deferred tax valuation allowances: The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. A valuation allowance has been provided against certain deferred tax assets related to non-U.S. and U.S. state jurisdictions including net operating and capital loss carryforwards. Management believes the valuation allowances are adequate after considering future taxable income, allowable carryback and carryforward periods, reversing taxable temporary differences and ongoing prudent and feasible tax planning strategies. In the event the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of the net recorded amount (including the valuation allowance), an adjustment to the valuation allowance would increase income in the period such determination was made. Conversely, should the Company determine that it would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance would be expensed in the period such determination was made. See "Financial Review - Income Taxes" and Note 6 to the Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion of the Company's income taxes.
Inventory reserves: The Company writes down inventory to the lower of cost or market, which includes an estimate for obsolescence or excess inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs. An impairment in value of one percent of net inventories would result in additional expense of approximately $3.0 million.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

Allowances for doubtful accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $3.2 million.

FINANCIAL REVIEW
The segment and geographic results of operations for the Company were as follows for the year ended December 31:

				Favorable / (Unfavorable) % Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Unit Shipments (in thousands)
Americas	56.8	57.6	56.4	(1.4)%	2.1%
EMEA	23.8	22.9	23.0	3.9%	(0.4)%
JAPIC	6.3	7.1	6.1	(11.3)%	16.4%
	86.9	87.6	85.5	(0.8)%	2.5%
Revenues
Americas	$1,775.5	$1,866.9	$1,762.3	(4.9)%	5.9%
EMEA	606.4	686.3	695.4	(11.6)%	(1.3)%
JAPIC	193.7	214.0	208.6	(9.5)%	2.6%
Nuvera	2.5	—	—	n.m.	n.m.
	$2,578.1	$2,767.2	$2,666.3	(6.8)%	3.8%
Gross profit (loss)
Americas	$308.1	$301.3	$318.1	2.3%	(5.3)%
EMEA	101.3	122.3	115.4	(17.2)%	6.0%
JAPIC	23.2	24.1	27.5	(3.7)%	(12.4)%
Nuvera	(1.8)	—	—	n.m.	n.m.
	$430.8	$447.7	$461.0	(3.8)%	(2.9)%
Selling, general and administrative expenses
Americas	$191.2	$194.1	$210.4	1.5%	7.7%
EMEA	88.3	96.2	91.6	8.2%	(5.0)%
JAPIC	25.0	24.2	24.8	(3.3)%	2.4%
Nuvera	22.8	2.2	—	n.m.	n.m.
	$327.3	$316.7	$326.8	(3.3)%	3.1%
Operating profit (loss)
Americas	$116.9	$124.9	$107.8	(6.4)%	15.9%
EMEA	13.0	26.2	23.8	(50.4)%	10.1%
JAPIC	(1.8)	(0.1)	2.7	n.m.	n.m.
Nuvera	(24.6)	(2.2)	—	n.m.	n.m.
	$103.5	$148.8	$134.3	(30.4)%	10.8%

Interest expense	$4.7	$3.9	$9.0	(20.5)%	56.7%
Other income	$(5.7)	$(5.2)	$(2.1)	9.6%	147.6%
Income before income taxes	$104.5	$150.1	$127.4	(30.4)%	17.8%
Net income attributable to stockholders	$74.7	$109.8	$110.0	(32.0)%	(0.2)%
Effective income tax rate	28.1%	26.6%	13.5%

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

2015 Compared with 2014
The following table identifies the components of change in revenues for 2015 compared with 2014:

Revenues
2014	$2,767.2
Increase (decrease) in 2015 from:
Foreign currency	(159.9)
Unit volume and product mix	(53.2)
Other	11.9
Parts	6.7
Unit price	5.4
2015	$2,578.1

Revenues decreased 6.8% to $2,578.1 million in 2015 from $2,767.2 million in 2014. The decrease was mainly due to the strong U.S. dollar during 2015 compared with 2014.

In addition, revenues in the Americas declined in 2015 from 2014 as a result of a shift in trucks sold from higher-priced Class 5 trucks, including Big Trucks, to lower-priced Class 3 warehouse trucks, the decline in unit volume and unfavorable currency movements of $36.9 million from the translation of sales into U.S. dollars, which strengthened against the Brazilian real. Total shipments in the Americas decreased slightly in 2015 compared with 2014 as unit volume improvements in North America continue to be more than offset by the effect of the depressed Brazil economy. The decrease was partially offset by the favorable effect of price increases announced earlier in 2015 in North America and price increases in Brazil to offset the impact of the weak Brazilian real, as well as an increase in other revenues.

EMEA's revenues declined in 2015 from 2014, mainly as a result of unfavorable currency movements of $106.7 million, from the translation of sales into U.S. dollars, partially offset by improved unit volume. Total shipments in EMEA increased slightly in 2015 compared with 2014.

Revenues in JAPIC declined in 2015 compared with 2014. The decrease was primarily the result of unfavorable foreign currency movements of $16.3 million and the effects of lower shipments, mainly in China.
The following table identifies the components of change in operating profit for 2015 compared with 2014:

Operating Profit
2014	$148.8
Gain on sale of assets	(17.7)
Nuvera acquisition	3.1
134.2
Increase (decrease) in 2015 from:
Nuvera operations	(24.6)
Lift truck gross profit	(15.1)
Lift truck selling, general and administrative expenses	9.0
2015	$103.5

The Company recognized operating profit of $103.5 million in 2015 compared with operating profit of $148.8 million in 2014. Operating profit for 2015 included the results of Nuvera's operations. In addition, operating profit for 2014 included a gain of $17.7 million related to the sale of the Brazil real estate and operating facility and $3.1 million of costs related to the acquisition of Nuvera in December 2014.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

The operating profit of the lift truck business decreased due to lower gross profit, partially offset by lower selling, general and administrative expenses. Gross profit decreased primarily from unfavorable foreign currency movements of $21.4 million, unfavorable manufacturing variances and lower volumes partially offset by material cost deflation and price increases in 2015 compared with 2014. Selling, general and administrative expenses decreased primarily due to foreign currency movements of $15.0 million and an increase in bad debt expense, partially offset by lower employee-related costs.

Excluding the gain of $17.7 million related to the sale of the Brazil real estate and operating facility, both gross profit and operating profit in the Americas improved in 2015 compared with the prior year. Gross profit was favorably impacted by material cost deflation and the effect of price increases announced earlier in 2015 in North America and price increases in Brazil to offset the impact of the weak Brazilian real. In addition, favorable foreign currency movements of $2.8 million improved gross profit during 2015. The overall improvement in the Americas gross profit was partially offset by unfavorable manufacturing variances, mainly due to the transition from the old plant to the new plant in Brazil and weather-related U.S. plant shutdowns during the first quarter of 2015, as well as lower volumes and a shift in sales to lower-margin lift trucks. Selling, general and administrative expenses decreased primarily due to lower employee-related costs and favorable currency movements of $4.2 million. These improvements were partially offset by $2.2 million of expense incurred during 2015, primarily as a result of the move to the new Brazil plant.

The effect of currency movements significantly reduced EMEA's operating profit in 2015 compared with 2014. Benefits realized in gross profit from higher shipments and material cost deflation were more than offset by unfavorable currency movements of $24.0 million. The decline in EMEA's gross profit was partially offset by lower selling, general and administrative expenses as a result of favorable currency movements of $8.2 million, partially reduced by an increase in bad debt expense.

The Company recognized net income attributable to stockholders of $74.7 million in 2015 compared with $109.8 million in 2014. The decrease was primarily the result of the decrease in operating profit and an increase in the effective income tax rate in 2015 compared with 2014. See "Financial Review - Income Taxes" and Note 6 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of income taxes.
Backlog
Following is a table detailing the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units.

	December 31, 2015	December 31, 2014	September 30, 2015
Unit backlog, beginning of period	28.1	28.2	28.1
Unit shipments	(86.9)	(87.6)	(64.7)
Unit bookings	85.7	87.5	63.7
Unit backlog, end of period	26.9	28.1	27.1
The following table details the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit. As of December 31, 2015, the Company expects substantially all of its backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks as of December 31, 2015 to be sold during fiscal 2016.

	December 31, 2015	December 31, 2014	September 30, 2015
Bookings, approximate sales value	$1,950	$2,190	$1,440
Backlog, approximate sales value	$660	$710	$670

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

2014 Compared with 2013
The following table identifies the components of change in revenues for 2014 compared with 2013:

Revenues
2013	$2,666.3
Increase (decrease) in 2014 from:
Unit volume and product mix	98.5
Parts	24.6
Price	2.7
Other	(13.3)
Currency	(11.6)
2014	$2,767.2

Revenues increased 3.8% to $2,767.2 million in 2014 from $2,666.3 million in 2013. The improvement was primarily as a result of an increase in unit volumes, a shift in sales to higher-priced lift trucks and an increase in parts revenue, partially offset by a decrease in other revenue and unfavorable foreign currency movements.

Revenues in the Americas increased in 2014 from 2013 primarily as a result of an increase in unit volumes and a shift in sales to higher-priced lift trucks, an increase in parts revenue and the favorable effect of unit price increases to offset the impact of weakness in the Brazilian real. Total shipments in the Americas increased slightly in 2014 compared with 2013 as unit volume improvements in North America were partially offset by a decline in Brazil. The increase was partially offset by a decrease in other revenue and unfavorable foreign currency movements of $11.0 million from the translation of sales into U.S. dollars.

EMEA's revenues declined in 2014 from 2013, mainly as a result of a shift in sales to lower-priced lift trucks and a decrease in unit volume, partially offset by favorable currency movements of $7.7 million from the translation of sales into U.S. dollars and improved parts revenue.

Revenues in JAPIC increased in 2015 compared with 2014. The increase was primarily the result of improved unit volume and a favorable shift in mix to higher-priced lift trucks, partially offset by unfavorable currency movements of $8.3 million from the translation of sales into U.S. dollars.
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

Excluding the gain on the sale of assets related to the sale of the Brazil real estate and operating facility in 2014, operating profit in the Americas declined slightly in 2014 compared with 2013. Gross profit decreased mainly as a result of unfavorable foreign currency movements of $19.7 million, higher warranty expense as favorable adjustments in 2013 did not recur in 2014

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

and higher U.S. health care costs. These items were partially offset by an improvement in parts revenue, the effect of price increases and material cost deflation. The decrease in gross profit was offset by lower selling, general and administrative expenses primarily from lower incentive compensation estimates, of which $8.2 million related to non-cash equity compensation, partially offset by increased U.S. health care costs and an increase in the required non-cash charge related to the remeasurement of the Company's U.S. defined benefit pension plans for the settlement of a portion of these plans. This increase related to lump-sum payments for the defined benefit pension plans in 2014 compared with 2013.

EMEA's operating profit increased primarily as a result of improved gross profit in 2014 compared with 2013, mainly due to $14.0 million of favorable foreign currency movements and material cost deflation, partially offset by lower pricing, the effect of a shift in sales to lower-margin lift trucks and a decrease in unit volume. Selling, general and administrative expenses increased mainly due to unfavorable foreign currency movements of $2.4 million.

Operating profit in JAPIC decreased in 2014 from 2013 primarily from lower gross profit due to unfavorable foreign currency movements of $6.0 million.

The Company recognized net income attributable to stockholders of $109.8 million in 2014 compared with $110.0 million in 2013. Net income for 2013 included the release of $12.8 million of certain portions of previously recorded income tax valuation allowances related to the Company's United Kingdom operations and a $2.8 million charge related to the write-off of deferred financing fees as a result of the repayment of the previous term loan agreement. See "Financial Review - Income Taxes" and Note 6 to the consolidated financial statements in this Annual Report on Form 10-K for additional information. Excluding these items, the change was mainly due to the items impacting operating profit noted above and lower interest expense from lower borrowings and lower interest rates.
Income taxes
The income tax provision includes U.S. federal, state and local, and non-U.S. income taxes. In determining the effective income tax rate, the Company analyzes various factors, including annual earnings, the laws of taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits, net operating loss and capital loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain items with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the effective income tax rate.
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
The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required. A valuation allowance is required where realization is determined to no longer meet the "more likely than not" standard. During 2013, the Company determined that its United Kingdom deferred tax assets met the more likely than not threshold required for realization based upon the anticipated timing of deferred temporary differences, the continuing trend of earnings, the projection of future taxable income, and the improving assessment of the economic environment affecting the Company’s European operations. Accordingly, the Company released $12.8 million of its United Kingdom valuation allowance during 2013.
During 2014 and 2015, a significant downturn was experienced in the Company's Brazilian operations. This significant decrease in operations and actions taken by management to reduce its manufacturing capacity to more appropriate levels,

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

coupled with the continued low expectations in the near term for the Brazilian lift truck market and the continuing devaluation of the Brazilian real, have caused the Company to forecast a three-year cumulative loss for its Brazilian operations. Although the Company projects earnings over the longer term for its Brazilian operations, such longer-term forecasts are not sufficient positive evidence to support the future utilization of deferred tax assets when a three-year loss is determined. Accordingly, in 2015, the Company recorded a valuation allowance adjustment of $1.9 million against its deferred tax assets in Brazil as a discrete tax adjustment. The Company also recognized $5.6 million of valuation allowance related to the 2015 pre-tax loss in Brazil included in its effective tax rate.
During 2015, the Company came to a tentative agreement in negotiating an Advance Pricing Agreement with the Australian Tax Authority that will cover the next five years. As a result of these discussions, the Company believes that it is more likely than not that deferred tax assets in the amount of $4.4 million will be utilized in the foreseeable future, as such, this portion of the Australian valuation allowance previously applied against the Company’s Australian deferred tax assets, has been released.

The establishment of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or other deferred tax assets in future periods. The tax net operating losses that comprise a substantial portion of the Australian and Brazilian deferred tax assets do not expire under local law.
A reconciliation of the consolidated federal statutory and effective income tax is as follows for the years ended December 31:

	2015	2014	2013
Income before income taxes	$104.5	$150.1	$127.4
Gain on sale of Brazil plant	—	17.7	—
	$104.5	$132.4	$127.4
Statutory taxes at 35%	$36.6	$46.3	$44.6
Permanent adjustments:
Non-U.S. rate differences	(13.3)	(9.5)	(11.8)
Valuation allowance	9.3	(0.4)	1.6
State income taxes	3.4	3.2	1.8
Other	(0.9)	(1.3)	(1.9)
	$(1.5)	$(8.0)	$(10.3)
Discrete items:
Valuation allowance	(3.4)	(1.1)	(13.7)
Provision to return adjustments	(0.2)	(2.1)	(0.4)
Repatriation	(3.7)	—	—
Other	1.6	(1.4)	(3.0)
	$(5.7)	$(4.6)	$(17.1)
Income tax expense on gain on sale of Brazil plant	—	6.2	—
Income tax provision	$29.4	$39.9	$17.2
Effective income tax rate	28.1%	26.6%	13.5%

The Company's effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of income taxed in non-U.S. jurisdictions and changes in valuation allowances primarily in non-U.S. jurisdictions.
In addition, the effect of discrete items was as follows:
During 2015, the Company recognized a discrete tax benefit from an internal sale of a subsidiary between consolidated companies resulting in the repatriation of non-U.S. accumulated earnings taxed at higher rates. The Company also established a valuation allowance in Brazil and released a valuation allowance in Australia as discussed above.
During 2014, the Company recognized discrete tax items from provision to return adjustments primarily related to certain foreign earnings and repatriations and the effect of U.S. tax deductions for manufacturing activities. In addition, during 2014,

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2015	2014	Change
Operating activities:
Net income	$75.1	$110.2	$(35.1)
Depreciation and amortization	28.9	29.7	(0.8)
Gain on sale of assets	—	(17.8)	17.8
Stock-based compensation	2.9	6.0	(3.1)
Dividends from unconsolidated affiliates	2.5	—	2.5
Other	4.6	4.0	0.6
Working capital changes, excluding the effect of business acquisitions	(24.6)	(32.1)	7.5
Net cash provided by operating activities	89.4	100.0	(10.6)

Investing activities:
Expenditures for property, plant and equipment	(46.6)	(48.5)	1.9
Proceeds from the sale of property, plant and equipment	14.4	8.7	5.7
Business acquisition	0.9	(3.9)	4.8
Other	—	(0.7)	0.7
Net cash used for investing activities	(31.3)	(44.4)	13.1

Cash flow before financing activities	$58.1	$55.6	$2.5

Net cash provided by operating activities decreased $10.6 million in 2015 compared with 2014 primarily as a result of lower net income, partially offset by the absence of the gain on the sale of the Brazil real estate and operating facility and changes in working capital. Working capital changed by $7.5 million primarily due to a decrease in accounts payable, mainly from lower than anticipated sales volumes in the Americas in 2015 compared with 2014. This was partially offset by a decrease in accounts receivable, mainly due to lower sales volumes in Brazil, and lower inventory in EMEA, primarily as a result of lower anticipated sales volumes in 2016 compared with 2015.

The decrease in net cash used for investing activities during 2015 compared with 2014 was mainly the result of improvements made to manufacturing facilities in the Americas and EMEA, of which $14.1 million were financed in 2015 through sales-leaseback transactions and are included on the line "Proceeds from the sale of assets." Proceeds from the sale of property, plant and equipment in 2014 included the $8.2 million of proceeds received related to the sale of the Brazil real estate and operating

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

facility when the sale was finalized. In addition, the effect of the acquisition of Nuvera in 2014 and related final purchase price adjustment in 2015 also contributed to the change.

	2015	2014	Change
Financing Activities:
Net addition (reduction) of long-term debt and revolving credit agreements	$11.4	$(44.3)	$55.7
Cash dividends paid	(18.4)	(17.8)	(0.6)
Purchase of treasury stock	(0.1)	(48.2)	48.1
Other	—	(0.2)	0.2
Net cash used for financing activities	$(7.1)	$(110.5)	$103.4

The decrease in net cash used for financing activities during 2015 compared with 2014 was primarily due to repayments of borrowings under the Company's U.S. revolving credit facilities during 2014 compared with increased debt in 2015, mainly in Brazil, and lower repurchases of the Company's stock in 2015 compared with 2014.
Financing Activities

The Company has a $220.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in December 2018. There were no borrowings outstanding under the facility at December 31, 2015. The excess availability under the Facility, at December 31, 2015, was $213.3 million, which reflects reductions of $6.7 million for letters of credit. The Facility consists of a U.S. revolving credit facility in the initial amount of $120.0 million and a non-U.S. revolving credit facility in the initial amount of $100.0 million. The Facility can be increased up to $320.0 million over the term of the agreement in minimum increments of $25.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Facility was $520 million as of December 31, 2015.

Borrowings bear interest at a floating rate that can be a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective December 31, 2015, for U.S. base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margins, effective December 31, 2015, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable LIBOR interest rates under the Facility on December 31, 2015 were 1.94% and 1.50% for the U.S. and non-U.S facility, respectively, including the applicable floating rate margin. The Facility also requires the payment of a fee of 0.375% per annum on the unused commitment as of December 31, 2015.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the borrowers subject to certain thresholds, as defined in the Facility, and limits the payment of dividends. If the minimum availability threshold, as defined in the Facility, is greater than fifteen percent and less than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the Facility, is greater than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the U.S. revolver commitments, as defined in the Facility. At December 31, 2015, the Company was in compliance with the covenants in the Facility.

In addition, the Company had other borrowings outstanding of approximately $32.1 million at December 31, 2015. In addition to the excess availability under the Facility, the Company had remaining availability of $29.1 million related to other non-U.S. revolving credit agreements.

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
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

Contractual Obligations, Contingent Liabilities and Commitments
Following is a table summarizing the contractual obligations as of December 31, 2015:

	Payments Due by Period
Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
Other debt	$32.1	$27.5	$1.6	$1.6	$1.4	$—	$—
Variable interest payments on other debt	1.2	0.5	0.4	0.2	0.1	—	—
Capital lease obligations including principal and interest	21.6	6.4	5.1	4.1	2.9	2.0	1.1
Operating leases	50.9	16.4	12.5	9.5	5.9	3.5	3.1
Purchase and other obligations	431.4	417.7	2.7	1.1	9.9	—	—
Total contractual cash obligations	$537.2	$468.5	$22.3	$16.5	$20.2	$5.5	$4.2

The Company has a contingent consideration arrangement which requires the Company to pay additional consideration to Nuvera's selling shareholders for payments based on future deployment of certain elements of the acquired technology. The fair value of the contingent consideration arrangement at December 31, 2015 was $1.2 million. The actual payments related to the contingent consideration arrangement can vary significantly each year due to changes in the actual results of Nuvera, as a result, the contingent consideration arrangement has not been included in the table above.
The Company has a long-term liability of approximately $4.1 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2015. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of the Company's audits.
An event of default, as defined in the agreements governing the Facility, other revolving credit facilities, and in operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated under these agreements.
The Company's interest payments are calculated based upon the anticipated payment schedule and the December 31, 2015 applicable rates and applicable margins, as defined in other debt agreements. A 1/8% increase in the LIBOR rate would increase the Company's estimated total interest payments on other debt by less than $0.1 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.

Pension funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company's funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. The Company expects to contribute approximately $3.4 million to its non-U.S. pension plans in 2016. No contributions to the Company's U.S. pension plans are expected in 2016.

In addition, the Company has recourse and repurchase obligations with a maximum undiscounted potential liability of $168.6 million at December 31, 2015. Recourse and repurchase obligations primarily represent contingent liabilities assumed by the Company to support financing agreements made between the Company's customers and third-party finance companies for the customer’s purchase of lift trucks from the Company. For these transactions, the Company or a third-party finance company retains a perfected security interest in the lift truck, such that the Company would take possession of the lift truck in the event it would become liable under the terms of the recourse and repurchase obligations. Generally, these commitments are due upon demand in the event of default by the customer. The security interest is normally expected to equal or exceed the amount of the commitment. To the extent the Company would be required to provide funding as a result of these commitments, the Company believes the value of its perfected security interest and amounts available under existing credit facilities are adequate to meet these commitments in the foreseeable future.
The amount of the recourse or repurchase obligations increases and decreases over time as obligations under existing arrangements expire and new obligations arise in the ordinary course of business. Losses anticipated under the terms of the

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

recourse or repurchase obligations were not significant at December 31, 2015 and reserves have been provided for such losses in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. See also “Related Party Transactions” below.
Capital Expenditures
Planned expenditures of $61.4 million in 2016 are primarily for product development, improvements to information technology infrastructure, improvements at manufacturing locations and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing. Actual expenditures were $46.6 million in 2015 and $48.5 million in 2014.
Capital Structure

	December 31
	2015	2014	Change
Cash and cash equivalents	$155.1	$111.4	$43.7
Other net tangible assets	357.1	372.0	(14.9)
Intangible assets	3.6	4.1	(0.5)
Net assets	515.8	487.5	28.3
Total debt	(53.1)	(31.5)	(21.6)
Total equity	$462.7	$456.0	$6.7
Debt to total capitalization	10%	6%	4%
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
Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster® and Yale® lift trucks from dealers, and directly from the Company, such that NFS could provide retail lease financing to customers, for the years ended December 31, 2015, 2014 and 2013 were $483.2 million, $465.9 million and $417.0 million, respectively. Of these amounts, $78.6 million, $94.6 million and $81.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, were invoiced directly from the Company to NFS so that the customer could obtain operating lease financing from NFS. Amounts receivable from NFS were $7.7 million and $7.9 million at December 31, 2015 and 2014, respectively.
Under the terms of the joint venture agreement with GECC, the Company provides recourse for wholesale financing provided by NFS to the Company's dealers. Additionally, the credit quality of a customer or concentration issues within GECC may require providing recourse or repurchase obligations for lift trucks purchased by customers and financed through NFS. At December 31, 2015, approximately $151.8 million of the Company’s total recourse or repurchase obligations of $168.6 million related to transactions with NFS. The Company has reserved for losses under the terms of the recourse or repurchase obligations in its consolidated financial statements. Historically, the Company has not had significant losses with respect to these obligations. During 2015, 2014 and 2013, the net losses resulting from customer defaults did not have a material impact on the Company’s results of operations or financial position.
In connection with the joint venture agreement, the Company also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that the Company would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2015, loans from GECC to NFS totaled $755.1 million. Although the Company's contractual guarantee was $151.0 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which the Company guarantees $151.8 million. Excluding the $151.8 million of NFS receivables guaranteed by the Company from NFS’ loans to GECC, the Company’s incremental obligation as a result of this guarantee to GECC is $126.0 million, which is secured by

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

20% of NFS' customer receivables and other secured assets of $229.9 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, the Company is not aware of any circumstances that would cause NFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at December 31, 2015:

	NFS	Total
Total recourse or repurchase obligations	$151.8	$168.6
Less: exposure limited for certain dealers	34.8	34.8
Plus: 7.5% of original loan balance	7.8	7.8
	124.8	141.6
Incremental obligation related to guarantee to GECC	126.0	126.0
Total exposure related to guarantees	$250.8	$267.6
In addition to providing financing to the Company’s dealers, NFS provides operating lease financing to the Company. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain customers whereby the Company sells lift trucks to NFS, leases these lift trucks back under an operating lease agreement and then subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $14.3 million and $13.3 million at December 31, 2015 and 2014, respectively. In addition, the Company provides certain subsidies to its dealers that are paid directly to NFS. Total subsidies were $2.2 million, $1.9 million and $1.7 million for 2015, 2014 and 2013, respectively.
The Company provides certain services to NFS for which it receives compensation under the terms of the joint venture agreement. These services consist primarily of administrative functions and remarketing services. Total income recorded by the Company related to these services was $14.6 million in 2015, $12.0 million in 2014 and $15.6 million in 2013. In addition, in December 2015, the Company received $5.0 million as an amendment fee, that was deferred and will be recognized over the remaining term of the agreement which expires in December 2018.
The Company has a 50% ownership interest in Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a limited liability company that was formed in 1970 primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, the Company accounts for its ownership in SN using the equity method of accounting. The Company purchases products from SN for sale outside of Japan under agreed-upon terms. In 2015, 2014 and 2013, purchases from SN were $57.1 million, $70.7 million and $78.7 million, respectively. Amounts payable to SN at December 31, 2015 and 2014 were $15.8 million and $18.4 million, respectively.
Additionally, the Company recognized income of $0.3 million, $1.1 million and $1.3 million during 2015, 2014 and 2013, respectively, for payments from SN for use of technology developed by the Company.
OUTLOOK
Americas Outlook
In 2016, the Company expects the Americas market to continue to moderate compared with 2015, driven primarily by Brazil declining further from its already depressed levels. Despite these market conditions, unit shipments, revenues and parts sales are expected to increase in 2016 over 2015 due to the Company's success in winning several large customer accounts in 2015. However, revenues in the first half of the year, and particularly the second quarter, are expected to be down compared with 2015, primarily as a result of strong North American sales in the first half of 2015 due to a very large customer order late in 2014 that was shipped primarily in the first half of the year.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

Full year 2016 operating profit in the Americas is expected to be down slightly compared with 2015. Expected benefits from currency movements at current currency rates and higher unit and parts volumes, as well as anticipated improvements in Brazil's operating results, are expected to be mostly offset by higher employee-related operating expenses and lower pricing of products. While the Americas full year 2016 operating profit is expected to be down slightly compared with the prior year, operating profit in the first half of the year is expected to be lower than the first half of 2015 primarily due to a shift in mix toward lower-priced and lower-margin products. This decline is expected to be mostly offset by operating profit improvements in the second half of the year driven by increased unit volumes, particularly in the fourth quarter.
EMEA Outlook
During 2015, EMEA had currency hedges in place that mitigated the unfavorable effect of the strengthening U.S. dollar. However, as these hedges have expired, the new hedges have not been and are not expected to be as favorable, based on current currency rates, in offsetting increased U.S. dollar-based costs currently being incurred. As a result, the strong U.S. dollar is expected to have a larger unfavorable impact on results in 2016.
Markets in EMEA are expected to continue to grow in 2016, driven by a moderate increase in Western Europe and slight growth in Middle East and Africa, partially offset by a decline in Eastern Europe. As a result, units and parts revenues are expected to increase in 2016. However, despite these improvements, operating profit in EMEA is expected to decrease substantially in 2016 compared with 2015 as a result of the reduced favorability of the hedge contracts in place at current currency rates coupled with unfavorable currency movements, and an anticipated shift in sales mix to lower-margin products.
JAPIC Outlook
The JAPIC market is expected to continue to weaken in 2016, predominantly due to lower demand in China only partially offset by modest growth in certain other markets. However, as a result of the implementation of the Company's strategic initiatives, full year shipments, as well as unit and parts revenues, are expected to increase compared with 2015. Full year operating results are also expected to improve in 2016 primarily due to the increase in revenues and improved pricing. Shipments and operating results in the first half of 2016, particularly the first quarter, are expected to be lower than the first half of 2015, but are expected to be more than offset by improvements in the second half of the year.

Overall Lift Truck Outlook
The overall global market is expected to remain roughly stable in 2016, driven positively by the Western European market, with a moderating Americas market and weakening JAPIC market. Despite these market conditions, and because of the Company's success in winning some large customer accounts, revenues, unit shipments and parts sales are expected to increase in 2016 compared with 2015. However, the Company expects operating profit and net income in 2016 to be lower than in 2015 as the increases in sales and parts volumes are expected to be offset by higher operating expenses and an anticipated shift in sales mix to lift trucks with lower average profit margins. Lower operating profit is anticipated in the first half of 2016 with improvements in the second half of the year.
Commodity costs declined throughout 2015 and are expected to continue to be favorable in 2016. However, these commodities, including steel in particular, remain volatile and sensitive to changes in the global economy.
Cash flow before financing activities is expected to be positive but decline in 2016 compared with 2015.
Hyster-Yale remains focused on gaining market share in its lift truck business over time by implementing the following key strategic initiatives: (1) understanding customer needs at the product and aftermarket levels, (2) offering the lowest cost of ownership by utilizing the Company's understanding of customers' major cost drivers and developing solutions that consistently lower cost of ownership and create a differentiated competitive position, (3) enhancing independent distribution, (4) improving the Company's warehouse market position, (5) expanding in Asian markets by offering products aimed at the needs of these markets, enhancing Asia distribution and focusing on strategic alliances with local partners, (6) enhancing its Big Truck market position and (7) strengthening its sales and marketing organization in all geographic regions.
The Company is also developing new products in many segments that are expected to support its market share growth. A key new product in the Class 5 internal combustion engine lift truck line is expected to be launched in mid-2016.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

The lift truck business expects to continue to incur moderate incremental expense as it adds sales and marketing capabilities to help further its key strategic initiatives and the lift truck sales opportunities associated with its acquisition of Nuvera. The Nuvera-related costs are expected to grow as Nuvera's volume increases in 2016.

Nuvera Outlook
The Company's acquisition of Nuvera was driven by the view that the fuel-cell market for lift trucks has significant growth opportunities. Accordingly, the commercialization of Nuvera's fuel-cell technology is one of the Company's key strategic initiatives. Substantial progress toward commercialization of Nuvera's PowerEdge® units, which can be substituted for lead-acid batteries in Class 1, 2 and 3 lift truck models, was made in 2015, and early stages of PowerEdge® unit production began in late 2015. In the fourth quarter of 2015, Nuvera secured its first total power solution agreement with a customer. Nuvera expects to begin shipping PowerEdge® units to this customer in the first half of 2016, along with lift trucks and a PowerTap® hydrogen generation system.
Production is expected to ramp up throughout 2016 as additional sales of PowerEdge® units are made. As a result, Nuvera expects to generate full year 2016 PowerEdge® unit revenues, which are expected to be modest in the first quarter but grow gradually over the course of 2016 as production accelerates and new units are sold. Nuvera expects to sell the PowerEdge® products to the market at an average selling price of between $17,500 and $35,000, depending upon the model. The Company believes its U.S. customers will qualify for the 30% Federal Energy Credit on these PowerEdge® units, which would allow those customers to realize a lower after-tax cost in 2016. The tax credit currently expires at the end of 2016.
Nuvera expects to continue to focus on commercializing its fuel-cell technology, integrating this technology into the Hyster® and Yale® lift truck product ranges and expanding its product line, while also increasing its focus on reducing manufacturing costs per unit as production increases. As a result of the costs to implement these programs, Nuvera expects to generate an operating loss in 2016 of approximately $23 to $26 million. Nuvera has an objective of reaching a quarterly break-even operating profit by the end of 2017 or early 2018 on a run rate of approximately 700 PowerEdge® and ten PowerTap® units per quarter at target margins. Nuvera is also exploring a number of partnership opportunities which would be complementary to its core operating plan and which could potentially accelerate achievement of break-even results.
Nuvera is expected to support many of Hyster-Yale's key strategic initiatives in the short-term, including, meeting customer needs, providing lowest cost of ownership, enhancing its independent distribution and increasing its presence in the warehouse products market. With the addition of fuel-cell-powered products, Hyster-Yale believes it has a market-leading complement of power solutions for lift trucks, which now include lead-acid and lithium-ion battery and hydrogen fuel-cell-powered electric trucks, as well as a range of internal combustion engine-powered products that include liquid propane gas, compressed natural gas, gasoline and diesel fuel, which meet global emissions requirements.
Over the medium-term, Nuvera is expected to support the enhancement of the Company's Big Truck business and help the Company achieve improved revenues in Asia-Pacific. With full commercialization of the Nuvera product, the Company is expected to have the ability to participate in the growing fuel-cell market and expand the Company's offering of best-in-class energy solutions to customers by integrating fuel cells with lift trucks in a way that is expected to optimize the performance and energy efficiency of the combined system. This, in conjunction with Hyster-Yale's plan to provide full life cycle maintenance, service and fueling requirements, is expected to provide the Company with an opportunity to meet customers' needs and offer a zero-emissions, low overall cost of ownership alternative. Nuvera's PowerTap® hydrogen generator appliance, which produces fuel-cell grade hydrogen, is in commercial production today with an expanding list of customers in multiple applications. Nuvera is also working on enhancing its Orion® fuel-cell technology and working with the Company's product engineering group to create an integrated fuel-cell power solution as an option in Hyster® and Yale® brand Class 4 and Class 5 lift trucks targeted for production in late 2018.

RECENTLY ISSUED ACCOUNTING STANDARDS

For information regarding recently issued accounting standards refer to Note 2 to the Consolidated Financial Statements in this Form 10-K.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

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

FORWARD-LOOKING STATEMENTS

The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) reduction in demand for lift trucks and related aftermarket parts and service on a global basis, (2) the ability of dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (3) the political and economic uncertainties in Eastern Europe and Brazil, (4) customer acceptance of pricing, (5) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (6) exchange rate fluctuations, changes in non-U.S. import tariffs and monetary policies and other changes in the regulatory climate in the non-U.S. countries in which the Company operates and/or sells products, (7) delays in manufacturing and delivery schedules, (8) bankruptcy of or loss of major dealers, retail customers or suppliers, (9) customer acceptance of, changes in the costs of, or delays in the development of new products, (10) introduction of new products by, or more favorable product pricing offered by, competitors, (11) product liability or other litigation, warranty claims or returns of products, (12) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (13) changes mandated by federal, state and other regulation, including health, safety or environmental legislation, (14) the successful commercialization of Nuvera's technology, (15) the introduction of a more accepted product to the market by a competitor, making the Nuvera technology less marketable, (16) the ability to obtain governmental approvals of the pending acquisition of Penta Holding S.p.A. (and indirectly Bolzoni S.p.A.) on the proposed terms and schedule, (17) certain conditions to the completion of the transaction will not be met, (18) competing offers may be made for Bolzoni S.p.A., (19) changes in the conditions affecting the industry in which Hyster-Yale or Bolzoni S.p.A. operate, (20) the successful integration of Bolzoni S.p.A.’s operations and employees, and (21) other factors that may affect Bolzoni S.p.A. and are described under the heading "Principal Risks and Uncertainties" in Bolzoni S.p.A.'s Annual Report for the year ended December 31, 2014 and its Quarterly Reports.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
The Company has entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. To reduce the exposure to changes in the market rate of interest, the Company has entered into interest rate swap agreements for a significant portion of its anticipated future floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. See also Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair value of the Company's interest rate swap agreements was a net liability of $0.3 million at December 31, 2015. A hypothetical 10% decrease in interest rates would cause an increase in the fair value of interest rate swap agreements and the resulting fair value would be a liability of $0.1 million.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

FOREIGN CURRENCY EXCHANGE RATE RISK
The Company operates internationally and enters into transactions denominated in foreign currencies. As such, the Company's financial results are subject to the variability that arises from exchange rate movements. The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within 36 months and require the companies to buy or sell euros, Japanese yen, British pounds, Swedish kroner, Mexican pesos, Brazilian real and Australian dollars for its functional currency at rates agreed to at the inception of the contracts. The fair value of these contracts was a net liability of $8.8 million at December 31, 2015. See also Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at December 31, 2015, the fair value of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would be decreased by $14.7 million compared with the fair value at December 31, 2015. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the revaluation of the underlying receivables and payables.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Annual Report on Form 10-K and is hereby incorporated herein by reference to such information.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2015.

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
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015. The Company's effectiveness of internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in internal control: During the fourth quarter of 2015, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. OTHER INFORMATION
None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2016 Proxy Statement under the subheadings “Part Two — Proposals to be Voted on at the 2016 Annual Meeting — Election of Directors (Proposal 1) — Director Nominee Information,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2016 Proxy Statement under the heading “Part One — Corporate Governance Information — Directors’ Meetings and Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers and holders of more than ten percent of the Company's equity securities will be set forth in the 2016 Proxy Statement under the subheading “Part Two — Proposals to be Voted on at the 2016 Annual Meeting — Election of Directors (Proposal 1) — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
Information with respect to compensation committee interlocks and insider participation in compensation decisions will be set forth in the 2016 Proxy Statement under the heading "Part Three — Other Important Information — Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2016 Proxy Statement under the subheadings “Part Two — Proposals to be Voted on at the 2016 Annual Meeting — Election of Directors (Proposal 1) — Director Compensation” and “— Executive Compensation,” which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2016 Proxy Statement under the heading “Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.

Equity Compensation Plan Information
The following table sets forth information as of December 31, 2015 with respect to our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Class A Shares:	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	N/A	668,260
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	668,260
Class B Shares:
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	—

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to director independence, certain relationships and related transactions will be set forth in the 2016 Proxy Statement under the subheadings “Part One - Corporate Governance — Directors’ Meetings and Committees,” which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2016 Proxy Statement under the heading “Part Two - Proposals to be Voted on at the 2016 Annual Meeting — Confirmation of Appointment of the Independent Registered Public Accounting Firm of the Company for the Current Fiscal Year (Proposal 3)” which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) The response to Item 15(a)(1) is set forth beginning at page F-1 of this Annual Report on Form 10-K.
(a) (2) The response to Item 15(a)(2) is set forth beginning at page F-38 of this Annual Report on Form 10-K.
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

February 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr.	Chairman, President and Chief Executive Officer (principal executive officer), Director	February 17, 2016
Alfred M. Rankin, Jr.

/s/ Kenneth C. Schilling	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 17, 2016
Kenneth C. Schilling

* J.C. Butler, Jr.	Director	February 17, 2016
J.C. Butler, Jr.

* Carolyn Corvi	Director	February 17, 2016
Carolyn Corvi

* John P. Jumper	Director	February 17, 2016
John P. Jumper

* Dennis W. LaBarre	Director	February 17, 2016
Dennis W. LaBarre

* F. Joseph Loughrey	Director	February 17, 2016
F. Joseph Loughrey

* Claiborne R. Rankin	Director	February 17, 2016
Claiborne R. Rankin

* John M. Stropki	Director	February 17, 2016
John M. Stropki

* Britton T. Taplin	Director	February 17, 2016
Britton T. Taplin

* Eugene Wong	Director	February 17, 2016
Eugene Wong

* Kenneth C. Schilling, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Kenneth C. Schilling	February 17, 2016
Kenneth C. Schilling, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2015
HYSTER-YALE MATERIALS HANDLING, INC.
CLEVELAND, OHIO

FORM 10-K
ITEM 15(a)(1) AND (2)
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
The following consolidated financial statements of Hyster-Yale Materials Handling, Inc. and Subsidiaries are incorporated by reference in Item 8:
The following consolidated financial statement schedule of Hyster-Yale Materials Handling, Inc. and Subsidiaries are included in Item 15(a):

Schedule II — Valuation and Qualifying Accounts	F-38
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Hyster-Yale Materials Handling, Inc.
We have audited the accompanying consolidated balance sheets of Hyster-Yale Materials Handling, Inc. and Subsidiaries (collectively “the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 17, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 17, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Hyster-Yale Materials Handling, Inc.
We have audited Hyster-Yale Materials Handling, Inc. and Subsidiaries' (collectively "the Company") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management's report on internal control over financial reporting in Item 9A of the Form 10-K. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2015 of the Company and our report dated February 17, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 17, 2016

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2015	2014	2013
	(In millions, except per share data)
Revenues	$2,578.1	$2,767.2	$2,666.3
Cost of sales	2,147.3	2,319.5	2,205.3
Gross Profit	430.8	447.7	461.0
Operating Expenses
Selling, general and administrative expenses	327.3	316.7	326.8
(Gain) loss on the sale of assets	—	(17.8)	(0.1)
	327.3	298.9	326.7
Operating Profit	103.5	148.8	134.3
Other (income) expense
Interest expense	4.7	3.9	9.0
Income from unconsolidated affiliates	(6.1)	(5.6)	(3.9)
Loss on debt extinguishment	—	—	2.8
Other, net	0.4	0.4	(1.0)
	(1.0)	(1.3)	6.9
Income Before Income Taxes	104.5	150.1	127.4
Income tax provision	29.4	39.9	17.2
Net Income	75.1	110.2	110.2
Net income attributable to noncontrolling interest	(0.4)	(0.4)	(0.2)
Net Income Attributable to Stockholders	$74.7	$109.8	$110.0

Basic Earnings per Share Attributable to Stockholders	$4.58	$6.61	$6.58
Diluted Earnings per Share Attributable to Stockholders	$4.57	$6.58	$6.54
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2015	2014	2013
	(In millions)
Net Income	$75.1	$110.2	$110.2
Other comprehensive income (loss)
Foreign currency translation adjustment	(49.7)	(41.7)	(11.9)
Current period cash flow hedging activity, net of $6.4 tax benefit in 2015, net of $6.4 tax benefit in 2014 and net of $0.3 tax benefit in 2013	(4.7)	(3.8)	(6.2)
Reclassification of hedging activities into earnings, net of $6.0 tax expense in 2015, net of $2.5 tax expense in 2014 and net of $1.5 tax benefit in 2013	2.7	3.7	2.8
Current period pension adjustment, net of $1.5 tax benefit in 2015, net of $3.6 tax benefit in 2014 and net of $7.1 tax expense in 2013	(3.4)	(7.0)	14.2
Reclassification of pension into earnings, net of $0.9 tax expense in 2015, net of $1.5 tax expense in 2014 and net of $1.7 tax expense in 2013	2.3	3.7	5.1
Comprehensive Income	$22.3	$65.1	$114.2
Other comprehensive income attributable to noncontrolling interest
Net income attributable to noncontrolling interest	(0.4)	(0.4)	(0.2)
Comprehensive Income Attributable to Stockholders	$21.9	$64.7	$114.0
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2015	2014
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$155.1	$111.4
Accounts receivable, net of allowances of $8.3 in 2015 and $10.9 in 2014	324.1	357.7
Inventories, net	304.6	342.5
Prepaid expenses and other	35.1	34.6
Total Current Assets	818.9	846.2
Property, Plant and Equipment, Net	184.5	179.8
Intangible Assets	3.6	4.1
Deferred Income Taxes	32.7	32.2
Investment in Unconsolidated Affiliates	42.9	39.6
Other Non-current Assets	13.3	18.9
Total Assets	$1,095.9	$1,120.8
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$279.6	$331.6
Accounts payable, affiliates	15.8	18.4
Current maturities of long-term debt	33.5	19.5
Accrued payroll	47.7	57.2
Accrued warranty obligations	29.1	32.3
Other current liabilities	99.5	93.8
Total Current Liabilities	505.2	552.8
Long-term Debt	19.6	12.0
Self-insurance Liabilities	17.5	18.6
Pension Obligations	22.3	24.6
Other Long-term Liabilities	68.6	56.8
Total Liabilities	633.2	664.8
Stockholders’ Equity
Common stock:
Class A, par value $0.01 per share, 12,377,994 shares outstanding (2014 - 12,277,148 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,945,822 shares outstanding (2014 - 3,964,082 shares outstanding)	0.1	0.1
Capital in excess of par value	320.3	324.1
Treasury stock	(42.5)	(49.1)
Retained earnings	336.7	280.4
Accumulated other comprehensive loss	(153.9)	(101.1)
Total Stockholders’ Equity	460.8	454.5
Noncontrolling Interest	1.9	1.5
Total Equity	462.7	456.0
Total Liabilities and Equity	$1,095.9	$1,120.8
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2015	2014	2013
	(In millions)
Operating Activities
Net income	$75.1	$110.2	$110.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.9	29.7	30.2
Amortization of deferred financing fees	1.2	1.2	1.9
Deferred income taxes	(1.4)	1.8	(9.6)
(Gain) loss on sale of assets	—	(17.8)	(0.1)
Stock-based compensation	2.9	6.0	14.2
Loss on debt extinguishment	—	—	2.8
Dividends from unconsolidated affiliates	2.5	—	6.8
Other non-current liabilities	3.8	0.7	8.5
Other	1.0	0.3	6.0
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	6.2	(8.5)	(42.0)
Inventories	6.2	(28.8)	(27.1)
Other current assets	(0.6)	1.0	(2.1)
Accounts payable	(39.3)	4.7	56.2
Other liabilities	2.9	(0.5)	(3.0)
Net cash provided by operating activities	89.4	100.0	152.9
Investing Activities
Expenditures for property, plant and equipment	(46.6)	(48.5)	(36.5)
Proceeds from the sale of assets	14.4	8.7	0.5
Business acquisition, purchase price adjustment	0.9	—	—
Business acquisition, net of cash acquired	—	(3.9)	—
Other	—	(0.7)	9.9
Net cash used for investing activities	(31.3)	(44.4)	(26.1)
Financing Activities
Additions to long-term debt	46.4	31.1	33.9
Reductions of long-term debt	(35.0)	(37.1)	(154.2)
Net additions (reductions) to revolving credit agreements	—	(38.3)	38.5
Cash dividends paid	(18.4)	(17.8)	(16.7)
Financing fees paid	—	—	(2.9)
Purchase of treasury stock	(0.1)	(48.2)	(3.0)
Other	—	(0.2)	—
Net cash used for financing activities	(7.1)	(110.5)	(104.4)
Effect of exchange rate changes on cash	(7.3)	(9.4)	2.0
Cash and Cash Equivalents
Increase (decrease) for the year	43.7	(64.3)	24.4
Balance at the beginning of the year	111.4	175.7	151.3
Balance at the end of the year	$155.1	$111.4	$175.7
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In millions)
Balance, January 1, 2013	$0.1	$0.1	$(2.2)	$308.2	$95.1	$13.2	$1.5	$(74.7)	$341.3	$0.9	$342.2
Stock-based compensation	—	—	—	14.2	—	—	—	—	14.2	—	14.2
Stock issued under stock compensation plans	—	—	1.8	(1.8)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(3.0)	—	—	—	—	—	(3.0)	—	(3.0)
Net income attributable to stockholders	—	—	—	—	110.0	—	—	—	110.0	—	110.0
Cash dividends on Class A and Class B common stock: $1.00 per share	—	—	—	—	(16.7)	—	—	—	(16.7)	—	(16.7)
Current period other comprehensive income (loss)	—	—	—	—	—	(11.9)	(6.2)	14.2	(3.9)	—	(3.9)
Reclassification adjustment to net income	—	—	—	—	—	—	2.8	5.1	7.9	—	7.9
Noncontrolling interest income	—	—	—	—	—	—	—	—	—	0.2	0.2
Balance, December 31, 2013	$0.1	$0.1	$(3.4)	$320.6	$188.4	$1.3	$(1.9)	$(55.4)	$449.8	$1.1	$450.9

Stock-based compensation	—	—	—	6.0	—	—	—	—	6.0	—	6.0
Stock issued under stock compensation plans	—	—	2.5	(2.5)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(48.2)	—	—	—	—	—	(48.2)	—	(48.2)
Net income attributable to stockholders	—	—	—	—	109.8	—	—	—	109.8	—	109.8
Cash dividends on Class A and Class B common stock: $1.075 per share	—	—	—	—	(17.8)	—	—	—	(17.8)	—	(17.8)
Current period other comprehensive income (loss)	—	—	—	—	—	(41.7)	(3.8)	(7.0)	(52.5)	—	(52.5)
Reclassification adjustment to net income	—	—	—	—	—	—	3.7	3.7	7.4	—	7.4
Noncontrolling interest income	—	—	—	—	—	—	—	—	—	0.4	0.4
Balance, December 31, 2014	$0.1	$0.1	$(49.1)	$324.1	$280.4	$(40.4)	$(2.0)	$(58.7)	$454.5	$1.5	$456.0

Stock-based compensation	—	—	—	2.9	—	—	—	—	2.9	—	2.9
Stock issued under stock compensation plans	—	—	6.7	(6.7)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Net income attributable to stockholders	—	—	—	—	74.7	—	—	—	74.7	—	74.7
Cash dividends on Class A and Class B common stock: $1.130 per share	—	—	—	—	(18.4)	—	—	—	(18.4)	—	(18.4)
Current period other comprehensive income (loss)	—	—	—	—	—	(49.7)	(4.7)	(3.4)	(57.8)	—	(57.8)
Reclassification adjustment to net income	—	—	—	—	—	—	2.7	2.3	5.0	—	5.0
Noncontrolling interest income	—	—	—	—	—	—	—	—	—	0.4	0.4
Balance, December 31, 2015	$0.1	$0.1	$(42.5)	$320.3	$336.7	$(90.1)	$(4.0)	$(59.8)	$460.8	$1.9	$462.7

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 1—Principles of Consolidation and Nature of Operations
The consolidated financial statements include the accounts of Hyster-Yale Materials Handling, Inc., a Delaware corporation, and its majority-owned U.S. and non-U.S. subsidiaries (“Hyster-Yale” or the “Company”). Shanghai Hyster Forklift Ltd., a 75% owned joint venture in China, is included in the consolidated financial statements. All significant intercompany accounts and transactions among the consolidated companies are eliminated in consolidation.
The Company, through its wholly owned operating subsidiary, Hyster-Yale Group, Inc. ("HYG"), formerly known as NACCO Materials Handling Group, Inc., designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, the Netherlands, the Philippines, Italy, Japan, Vietnam, Brazil and China. The sale of service parts represents approximately 13% of total revenues as reported for each of 2015, 2014 and 2013.

On December 18, 2014, the Company acquired Nuvera Fuel Cells, Inc. ("Nuvera"). Nuvera is an alternative-power technology company focused on fuel-cell stacks and related systems. Nuvera is also focused on supporting on-site hydrogen production and dispensing systems that are designated to deliver clean energy solutions to customers.
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
Advertising Costs:  Advertising costs are expensed as incurred. Total advertising expense was $11.7 million, $11.9 million and $13.7 million in 2015, 2014 and 2013, respectively.
Product Development Costs:  Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $88.3 million, $71.4 million and $69.2 million in 2015, 2014 and 2013, respectively.
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
The Company adopted Accounting Standard Update ("ASU") No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, which is reflected in the accompanying Consolidated Balance Sheets. The provisions were adopted retrospectively to simplify the presentation of deferred tax assets and liabilities. The Company previously presented current deferred income tax assets of $20.8 million, long-term deferred income tax assets of $11.4 million and current deferred income tax liabilities of $0.7 million in the line "Other current liabilities" as of December 31, 2014 in the Consolidated Balance Sheets of the Company's 2014 Annual Report on Form 10-K. Based on the new accounting guidance, all deferred tax amounts are classified as long-term.

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
Recently Issued Accounting Standards

The following table provides a brief description of recent accounting pronouncements adopted during 2015. Other than noted above, the adoption of these standards did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

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

ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes
The guidance simplifies the presentation of deferred income taxes to require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. See "Reclassification."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table provides a brief description of recent accounting pronouncements not yet adopted in 2015:

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
ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The guidance requires equity investments previously accounted for under the cost method of accounting to be measured at fair value and recognized in net income. In addition, the guidance defines measurement and presentation of financial instruments.
		January 1, 2018	The Company does not expect the adoption of the guidance to have a material effect on its financial position, results of operations, cash flows or related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 3—Business Segments
The Company’s reportable segments for the lift truck business include the following three management units: the Americas, EMEA and JAPIC. Americas includes operations in the United States, Canada, Mexico, Brazil, Latin America and its corporate headquarters. EMEA includes operations in Europe, the Middle East and Africa. JAPIC includes operations in the Asia and Pacific regions including China, as well as the equity earnings of SN operations. Certain amounts are allocated to these geographic management units and are included in the segment results presented below, including product development costs, corporate headquarter's expenses and certain information technology infrastructure costs. These allocations among geographic management units are determined by senior management and not directly incurred by the geographic operations. In addition, other costs are incurred directly by these geographic management units based upon the location of the manufacturing plant or sales units, including manufacturing variances, product liability, warranty and sales discounts, which may not be associated with the geographic management unit of the ultimate end user sales location where revenues and margins are reported. Therefore, the reported results of each segment for the lift truck business cannot be considered stand-alone entities as all segments are inter-related and integrate into a single global lift truck business. See Note 1 for a discussion of the Company’s forklift truck product lines.
On December 18, 2014, the Company acquired Nuvera, which is reported as a separate segment. The results of Nuvera have been included in the Company's consolidated financial statements since the date of acquisition. In addition, during the year ended December 31, 2015, Nuvera recorded income of $0.9 million, which was recognized in the line "Selling, general and administrative expenses" in the Consolidated Statement of Operations, related to an adjustment of contingent consideration from the acquisition.

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

	2015	2014	2013
Revenues from external customers
Americas	$1,775.5	$1,866.9	$1,762.3
EMEA	606.4	686.3	695.4
JAPIC	193.7	214.0	208.6
Lift truck business	2,575.6	2,767.2	2,666.3
Nuvera	2.5	—	—
Total	$2,578.1	$2,767.2	$2,666.3
Gross profit (loss)
Americas	$308.1	$301.3	$318.1
EMEA	101.3	122.3	115.4
JAPIC	23.2	24.1	27.5
Lift truck business	432.6	447.7	461.0
Nuvera	(1.8)	—	—
Total	$430.8	$447.7	$461.0
Selling, general and administrative expenses
Americas	$191.2	$194.1	$210.4
EMEA	88.3	96.2	91.6
JAPIC	25.0	24.2	24.8
Lift truck business	304.5	314.5	326.8
Nuvera	22.8	2.2	—
Total	$327.3	$316.7	$326.8
Operating profit (loss)
Americas	$116.9	$124.9	$107.8
EMEA	13.0	26.2	23.8
JAPIC	(1.8)	(0.1)	2.7
Lift truck business	128.1	151.0	134.3
Nuvera	(24.6)	(2.2)	—
Total	$103.5	$148.8	$134.3
Interest expense
Americas	$4.4	$3.3	$8.1
EMEA	0.1	0.1	0.3
JAPIC	0.2	0.5	0.6
Total	$4.7	$3.9	$9.0
Interest income
Americas	$(1.0)	$(1.0)	$(1.6)
EMEA	(0.3)	—	—
JAPIC	(0.2)	(0.1)	(0.2)
Total	$(1.5)	$(1.1)	$(1.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2015	2014	2013
Other (income) expense
Americas	$(2.7)	$(3.4)	$(0.2)
EMEA	1.0	1.6	1.5
JAPIC	(2.5)	(2.3)	(1.6)
Total	$(4.2)	$(4.1)	$(0.3)
Income tax provision (benefit)
Americas	$39.9	$37.4	$28.9
EMEA	1.6	4.0	(11.8)
JAPIC	(2.1)	(0.7)	0.1
Lift truck business	39.4	40.7	17.2
Nuvera	(10.0)	(0.8)	—
Total	$29.4	$39.9	$17.2
Net income (loss) attributable to stockholders
Americas	$76.3	$88.6	$72.6
EMEA	10.6	20.5	33.8
JAPIC	2.4	2.1	3.6
Lift truck business	89.3	111.2	110.0
Nuvera	(14.6)	(1.4)	—
Total	$74.7	$109.8	$110.0
Total assets
Americas	$680.7	$638.1	$654.3
EMEA	412.0	439.4	520.0
JAPIC	140.6	170.3	179.5
Eliminations	(154.8)	(144.0)	(192.5)
Lift truck business	1,078.5	1,103.8	1,161.3
Nuvera	17.4	17.0	—
Total	$1,095.9	$1,120.8	$1,161.3
Depreciation and amortization
Americas	$16.2	$16.6	$17.4
EMEA	5.9	6.3	6.2
JAPIC	5.2	6.7	6.6
Lift truck business	27.3	29.6	30.2
Nuvera	1.6	0.1	—
Total	$28.9	$29.7	$30.2
Capital expenditures
Americas	$33.5	$34.0	$24.8
EMEA	8.7	11.9	9.8
JAPIC	1.7	2.6	1.9
Lift truck business	43.9	48.5	36.5
Nuvera	2.7	—	—
Total	$46.6	$48.5	$36.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2015	2014	2013
Cash
Americas	$54.2	$26.8	$53.1
EMEA	82.2	69.9	103.6
JAPIC	18.5	13.6	19.0
Lift truck business	154.9	110.3	175.7
Nuvera	0.2	1.1	—
Total	$155.1	$111.4	$175.7
Data by Geographic Region
No single country outside of the United States comprised 10% or more of revenues from unaffiliated customers. The “Other” category below includes Canada, Mexico, South America and the Asia and Pacific regions. In addition, no single customer comprised 10% or more of revenues from unaffiliated customers.

	United States	Europe, Africa and Middle East	Other	Consolidated
2015
Revenues from unaffiliated customers, based on the customers’ location	$1,575.2	$606.5	$396.4	$2,578.1
Long-lived assets	$126.2	$39.4	$61.8	$227.4
2014
Revenues from unaffiliated customers, based on the customers’ location	$1,458.8	$686.4	$622.0	$2,767.2
Long-lived assets	$115.1	$40.8	$63.5	$219.4
2013
Revenues from unaffiliated customers, based on the customers’ location	$1,338.7	$695.5	$632.1	$2,666.3
Long-lived assets	$99.5	$40.0	$61.4	$200.9

NOTE 4—Quarterly Results of Operations (Unaudited)

A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$622.3	$658.7	$652.1	$645.0
Gross profit	$102.9	$110.6	$106.7	$110.6
Operating profit	$21.0	$27.3	$29.0	$26.2
Net income	$14.0	$22.8	$21.0	$17.3
Net income attributable to stockholders	$13.9	$22.7	$20.9	$17.2

Basic earnings per share	$0.85	$1.39	$1.28	$1.05
Diluted earnings per share	$0.85	$1.39	$1.28	$1.05

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

NOTE 5—Common Stock and Earnings per Share
The Company's Class A common stock is traded on the New York Stock Exchange under the ticker symbol “HY.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company's Class A common stock and Class B common stock have the same cash dividend rights per share. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2015 was 125 million shares and 35 million shares, respectively. Treasury shares of Class A common stock totaling 564,291 and 646,877 at December 31, 2015 and 2014, respectively, have been deducted from shares outstanding.
Stock Compensation: The Company has stock compensation plans for certain employees in the U.S. that allow the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding them for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) five years after the participant's retirement date, (ii) ten years from the award date, or (iii) the participant's death or permanent disability. Pursuant to the plans, the Company issued 49,185, 70,024 and 149,655 shares related to the years ended December 31, 2015, 2014 and 2013, respectively. After the issuance of these shares, there were 553,394 shares of Class A common stock available for issuance under these plans. Compensation expense related to these share awards was $1.9 million ($1.2 million net of tax), $5.2 million ($3.2 million net of tax) and $13.5 million ($8.8 million net of tax) for the years ended December 31, 2015, 2014 and 2013, respectively. Compensation expense at the grant date represents fair value based on the market price of the shares of Class A common stock. The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the non-employee directors’ annual retainer is paid in restricted shares of Class A common stock. For the year ended December 31, 2015, $94,000 of each non-employee director's retainer of $150,000 was paid in restricted shares of Class A common stock. For the years ended December 31, 2014 and 2013, $69,000 of $125,000 was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date on which the director has both retired from the Board of Directors and reached 70 years of age. Pursuant to this plan, the Company issued 13,683, 8,220 and 8,762 shares related to the years ended December 31, 2015, 2014 and 2013, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 2,150, 1,572 and 1,000 in 2015, 2014 and 2013, respectively. After the issuance of these shares, there were 61,381 shares of Class A common stock available for issuance under this directors' plan. Compensation expense related to these awards was $1.0 million ($0.6 million net of tax), $0.8 million ($0.5 million net of tax) and $0.7 million ($0.5 million net of tax) for the years ended December 31, 2015, 2014 and 2013, respectively. Compensation expense at the grant date represents fair value based on the market price of the shares of Class A common stock.

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

	2015	2014	2013
Basic weighted average shares outstanding	16.307	16.607	16.725
Dilutive effect of restricted stock awards	0.048	0.068	0.083
Diluted weighted average shares outstanding	16.355	16.675	16.808
Basic earnings per share	$4.58	$6.61	$6.58
Diluted earnings per share	$4.57	$6.58	$6.54

NOTE 6—Income Taxes
The components of income before income taxes and provision for income taxes for the years ended December 31 are as follows:

	2015	2014	2013
Income before income taxes
U.S.	$71.2	$69.1	$64.9
Non-U.S.	33.3	81.0	62.5
	$104.5	$150.1	$127.4
Income tax provision
Current tax provision:
Federal	$22.1	$25.0	$19.7
State	3.4	2.6	2.0
Non-U.S.	5.3	10.5	5.1
Total current	$30.8	$38.1	$26.8
Deferred tax provision (benefit):
Federal	$(0.4)	$(3.3)	$(0.4)
State	1.2	0.7	0.9
Non-U.S.	(2.2)	4.4	(10.1)
Total deferred	$(1.4)	$1.8	$(9.6)
	$29.4	$39.9	$17.2
The Company made income tax payments of $32.7 million, $34.7 million and $38.1 million during 2015, 2014 and 2013, respectively. The Company received income tax refunds of $0.2 million, $1.2 million and $3.4 million during 2015, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

A reconciliation of the federal statutory and effective income tax rate for the year ended December 31 is as follows:

	2015	2014	2013
Income before income taxes	$104.5	$150.1	$127.4
Statutory taxes at 35.0%	$36.6	$52.5	$44.6
Valuation allowance	5.9	(1.5)	(12.1)
Non-U.S. rate differences	(14.2)	(10.6)	(11.4)
Equity interest earnings	(1.9)	(1.7)	(1.2)
Unremitted Non-U.S. earnings	0.1	0.1	(1.2)
R&D and other federal credits	(1.7)	(0.9)	(2.4)
State income taxes	4.1	2.7	2.0
Tax controversy resolution	(0.2)	(0.5)	(1.8)
Other	0.7	(0.2)	0.7
Income tax provision	$29.4	$39.9	$17.2
Effective income tax rate	28.1%	26.6%	13.5%

As of December 31, 2015, the cumulative unremitted earnings of the Company's non-U.S. subsidiaries are approximately $290 million. The Company repatriated earnings of its European subsidiaries of $23.6 million, $20.3 million and $30.0 million during 2015, 2014 and 2013, respectively. The Company estimates that approximately $40 million to $50 million of its unremitted non-U.S. earnings may be repatriated in the foreseeable future. As a result of this determination, the Company has provided a deferred tax liability with respect to these earnings of $4.7 million at December 31, 2015. The Company has continued to conclude that predominantly all remaining non-U.S. earnings in excess of this amount will be indefinitely reinvested in its non-U.S. operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these permanently reinvested earnings; however, non-U.S. tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.
A detailed summary of the total deferred tax assets and liabilities in the Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2015	2014
Deferred tax assets
Accrued expenses and reserves	$17.4	$15.9
Accrued product liability	8.7	9.3
Product warranties	15.8	12.5
Accrued pension benefits	6.4	6.9
Tax attribute carryforwards	27.1	25.3
Other employee benefits	5.7	8.4
Other	2.5	2.2
Total deferred tax assets	83.6	80.5
Less: Valuation allowance	28.6	26.9
	55.0	53.6
Deferred tax liabilities
Depreciation and amortization	8.9	8.8
Inventories	8.7	7.6
Unremitted earnings	4.7	5.7
Total deferred tax liabilities	22.3	22.1
Net deferred tax asset	$32.7	$31.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2015
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$19.1	$14.7	2016-Indefinite
State net operating losses and credits	1.9	0.9	2016-2030
Non-U.S. Capital losses	6.1	6.1	2016-Indefinite
Total	$27.1	$21.7

	December 31, 2014
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$14.9	$13.4	2015-Indefinite
State net operating losses and credits	3.7	1.4	2015-2030
Non-U.S. Capital losses	6.7	6.7	2015-Indefinite
Total	$25.3	$21.5

The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required. A valuation allowance is required where realization is determined to no longer meet the "more likely than not" standard. During 2013, the Company determined that its United Kingdom deferred tax assets met the more likely than not threshold required for realization based upon the anticipated timing of deferred temporary differences, the continuing trend of earnings, the projection of future taxable income, and the improving assessment of the economic environment affecting the Company’s European operations. Accordingly, the Company released $12.8 million of its United Kingdom valuation allowance during 2013.

During 2014 and 2015, a significant downturn was experienced in the Company's Brazilian operations. This significant decrease in operations and actions taken by management to reduce its manufacturing capacity to more appropriate levels, coupled with the continued low expectations in the near term for the Brazilian lift truck market and the continuing devaluation of the Brazilian real have caused the Company to forecast a three-year cumulative loss for its Brazilian operations. Although the Company projects earnings over the longer term for its Brazilian operations, such longer-term forecasts are not sufficient positive evidence to support the future utilization of deferred tax assets when a three-year loss is determined. Accordingly, in 2015, the Company recorded a valuation allowance adjustment of $1.9 million against its deferred tax assets in Brazil as a discrete tax adjustment. The Company also recognized $5.6 million of valuation allowance related to the 2015 pre-tax loss in Brazil included in its effective tax rate.
During 2015, the Company came to a tentative agreement in negotiating an Advance Pricing Agreement with the Australian Tax Authority that will cover the next five years. As a result of these discussions, the Company believes that it is more likely than not that deferred tax assets in the amount of $4.4 million will be utilized in the foreseeable future, as such, this portion of the Australian valuation allowance previously applied against the Company’s Australian deferred tax assets, has been released.

The establishment of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or other deferred tax assets in future periods. The tax net operating losses that comprise a substantial portion of the Australian and Brazilian deferred tax assets do not expire under local law.
During 2015 and 2014, the net valuation allowance provided against certain deferred tax assets increased by $1.7 million and decreased by $4.8 million, respectively. The change in the total valuation allowance in 2015 and 2014 included a net increase in tax expense of $5.9 million and decrease of $1.5 million, respectively, a net change in the overall U.S. dollar value of valuation allowances previously recorded in non-U.S. currencies and amounts recorded directly in equity of a net decrease of $4.2 million and $2.2 million in 2015 and 2014, respectively, and a net decrease of $1.1 million for the expiration of valued state capital losses in 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Based upon a review of historical earnings and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes the valuation allowances provided are appropriate. At December 31, 2015, the Company had gross net operating loss carryforwards in non-U.S. jurisdictions of $65.3 million and U.S. state jurisdictions of $18.7 million.
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
The following is a reconciliation of total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the consolidated financial statements for the years ended December 31, 2015, 2014 and 2013. Approximately $3.8 million, $4.2 million and $5.2 million of these amounts as of December 31, 2015, 2014 and 2013, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from gross unrecognized tax benefits presented in the table below for 2014 and 2013 due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2015	2014	2013
Balance at January 1	$4.3	$5.3	$6.8
Additions for tax positions of prior years	0.1	—	0.1
Additions based on tax positions related to the current year	0.7	0.9	0.9
Reductions due to settlements with taxing authorities and the lapse of the applicable statute of limitations	(1.1)	(1.6)	(2.7)
Other changes in unrecognized tax benefits including foreign currency translation adjustments	(0.2)	(0.3)	0.2
Balance at December 31	$3.8	$4.3	$5.3
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recorded a net increase of $0.1 million during 2015 and a net decrease of $0.1 million during 2014 and 2013 in interest and penalties, respectively. The total amount of interest and penalties accrued was $0.3 million, $0.2 million and $0.3 million as of December 31, 2015, 2014 and 2013, respectively.
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
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The examination of the U.S. federal tax returns for all the years prior to 2013 have been settled with the Internal Revenue Service or otherwise have closed under the applicable statute of limitations. The Company is currently under examination in various state and non-U.S. jurisdictions and in most cases the statute of limitations has not been extended. The Company believes these examinations are routine in nature and are not expected to result in any material tax assessments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 7—Reclassifications from OCI

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Details about OCI Components	Amount Reclassified from OCI			Affected Line Item in the Statement Where Net Income Is Presented
	2015	2014	2013
Gain (loss) on cash flow hedges:
Interest rate contracts	$—	$0.8	$—	Other
Foreign exchange contracts	(8.7)	(7.0)	(1.3)	Cost of sales
Total before tax	(8.7)	(6.2)	(1.3)	Income before income taxes
Tax (expense) benefit	6.0	2.5	(1.5)	Income tax provision
Net of tax	$(2.7)	$(3.7)	$(2.8)	Net income

Amortization of defined benefit pension items:
Actuarial loss	$(3.5)	$(5.5)	$(6.2)	(a)
Prior service (cost) credit	0.3	0.3	(0.5)	(a)
Transition liability	—	—	(0.1)	(a)
Total before tax	(3.2)	(5.2)	(6.8)	Income before income taxes
Tax benefit	0.9	1.5	1.7	Income tax provision
Net of tax	$(2.3)	$(3.7)	$(5.1)	Net income

Total reclassifications for the period	$(5.0)	$(7.4)	$(7.9)

(a) These OCI components are included in the computation of net pension cost (see Note 9 for additional details).

NOTE 8—Financial Instruments and Derivative Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At December 31, 2015, the total carrying value and total fair value of revolving credit agreements and long-term debt, excluding capital leases, was $32.1 million. At December 31, 2014, the total carrying value and total fair value of revolving credit agreements and long-term debt, excluding capital leases, was $19.2 million.
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
Certain of the Company's forward foreign currency contracts were designated as net investment hedges of the Company's net investment in its foreign subsidiaries. For derivative instruments that were designated and qualified as a hedge of a net investment in foreign currency, the gain or loss was reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. The Company utilizes the forward-rate method of assessing hedge effectiveness. Any ineffective portion of net investment hedges would be recognized in the Consolidated Statements of Operations in the same period as the change.
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
Foreign Currency Derivatives:  The Company held forward foreign currency exchange contracts with a total notional amount of $634.7 million at December 31, 2015, primarily denominated in euros, Japanese yen, Swedish kroner, Mexican pesos, British pounds and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $510.8 million at December 31, 2014, primarily denominated in euros, Japanese yen, Swedish kroner, British pounds, Mexican pesos and Australian dollars. The fair value of these contracts approximated a net liability of $8.8 million and $5.6 million at December 31, 2015 and 2014, respectively.
For the years ended December 31, 2015 and 2014, there was no material ineffectiveness of forward foreign currency exchange contracts that qualify for hedge accounting. Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2015, $5.8 million of the amount of net deferred loss included in OCI at December 31, 2015 is expected to be reclassified as a loss into the Consolidated Statements of Operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: During the second quarter of 2014, the Company determined that the hedged forecasted transactions associated with its interest rate swap agreements were probable of not occurring. As such, the Company recognized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

a gain of $0.8 million in the second quarter of 2014 related to the ineffectiveness of these contracts, which began on December 31, 2014 and extend to December 31, 2018, for a notional amount of $100.0 million. Any additional changes in the fair value of these interest rate swap agreements are immediately recognized in earnings. Amounts related to interest rate swap agreements are recorded in the Consolidated Statements of Operations on the line “Other.” The fair value of interest rate swap agreements was a net liability of $0.3 million and a net asset of $0.3 million at December 31, 2015 and 2014, respectively.
The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2015	2014	Balance sheet location	2015	2014
Derivatives designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	$2.5	$4.6	Prepaid expenses and other	$0.6	$2.4
	Other current liabilities	3.2	3.5	Other current liabilities	10.9	8.8
Long-Term	Other non-current assets	—	0.9	Other long-term liabilities	2.1	3.1
Total derivatives designated as hedging instruments		$5.7	$9.0		$13.6	$14.3
Derivatives not designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$0.6	$1.0
Long-term	Other non-current assets	0.3	1.3	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	1.1	4.3	Prepaid expenses and other	0.3	2.7
	Other current liabilities	1.9	0.6	Other current liabilities	3.6	2.5
Total derivatives not designated as hedging instruments		$3.3	$6.2		$4.5	$6.2
Total derivatives		$9.0	$15.2		$18.1	$20.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty at December 31, 2015 and 2014 as recorded in the Consolidated Balance Sheets:

	Derivative Assets as of December 31, 2015				Derivative Liabilities as of December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$0.3	$(0.3)	$—	$—	$0.6	$(0.3)	$0.3	$0.3
Foreign currency exchange contracts	2.7	(2.7)	—	—	11.5	(2.7)	8.8	8.8
Total derivatives	$3.0	$(3.0)	$—	$—	$12.1	$(3.0)	$9.1	$9.1

	Derivative Assets as of December 31, 2014				Derivative Liabilities as of December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$1.3	$(1.0)	$0.3	$0.3	$1.0	$(1.0)	$—	$—
Foreign currency exchange contracts	4.7	(4.7)	—	—	10.3	(4.7)	5.6	5.6
Total derivatives	$6.0	$(5.7)	$0.3	$0.3	$11.3	$(5.7)	$5.6	$5.6
The following table summarizes the pre-tax impact of derivative instruments for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2015	2014	2013		2015	2014	2013		2015	2014	2013
Cash Flow Hedges
Interest rate swap agreements	$—	$(1.6)	$2.8	Interest expense	$—	$—	$—	Other	$—	$0.8	$—
Foreign currency exchange contracts	(11.1)	(8.6)	(9.3)	Cost of sales	(8.7)	(7.0)	(1.3)	Cost of sales	0.1	—	—
	(11.1)	(10.2)	(6.5)		(8.7)	(7.0)	(1.3)		0.1	0.8	—
Net Investment Hedges
Foreign currency exchange contracts	—	0.4	(0.8)	Cost of sales	—	—	—	N/A	—	—	—
Total	$(11.1)	$(9.8)	$(7.3)		$(8.7)	$(7.0)	$(1.3)		$0.1	$0.8	$—

Derivatives Not Designated as Hedging Instruments						Location of Gain or (Loss) Recognized in Income on Derivative			Amount of Gain or (Loss) Recognized in Income on Derivative
									2015	2014	2013
Cash flow hedges
Interest rate swap agreements						Other			$(0.5)	$(0.6)	$(0.1)
Foreign currency exchange contracts						Cost of sales			0.3	(6.8)	(1.9)
Total									$(0.2)	$(7.4)	$(2.0)

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

During the third quarter of 2015, the Company recognized a settlement loss of $1.2 million resulting from lump-sum distributions exceeding the total projected interest cost for the plan year for one of its U.S. pension plans. The Company remeasured the plan as of September 30, 2015 using a discount rate of 4.00%. An additional $0.1 million of a settlement loss was recognized for lump-sum distributions occurring during the fourth quarter of 2015 using a discount rate of 4.00%.

During the fourth quarter of 2014, the Company recognized a settlement loss of $2.6 million resulting from lump-sum distributions exceeding the total projected interest cost for the plan year for both of its U.S. pension plans.

During the third quarter of 2013, the Company recognized a settlement loss of $1.2 million resulting from lump-sum distributions exceeding the total projected interest cost for the plan year for one of its U.S. pension plans. The Company remeasured the plan as of September 30, 2013 using a discount rate of 4.30%. An additional $0.4 million of a settlement loss was recognized for lump-sum distributions occurring during the fourth quarter of 2013 using a discount rate of 4.40%.
The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2015	2014	2013
United States Plans
Weighted average discount rates	4.00%	3.65%	4.40%
Expected long-term rate of return on assets	7.50%	7.75%	7.75%
Non-U.S. Plans
Weighted average discount rates	2.10% - 3.70%	1.80% - 3.60%	3.50% - 4.40%
Rate of increase in compensation levels	2.00% - 2.50%	2.00% - 2.50%	2.50% - 3.60%
Expected long-term rate of return on assets	3.00% - 7.00%	3.00% - 7.25%	3.50% - 7.50%
Each year, the assumptions used to calculate the benefit obligation are used to calculate the net periodic pension expense for the following year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Set forth below is a detail of the net periodic pension expense for the defined benefit plans for the years ended December 31:

	2015	2014	2013
United States Plans
Service cost	$—	$—	$—
Interest cost	2.9	3.4	3.2
Expected return on plan assets	(5.5)	(5.7)	(5.5)
Amortization of actuarial loss	1.5	1.5	2.0
Amortization of prior service credit	(0.3)	(0.3)	(0.3)
Settlements	1.3	2.6	1.6
Net periodic pension expense	$(0.1)	$1.5	$1.0
Non-U.S. Plans
Service cost	$0.2	$2.2	$2.9
Interest cost	5.6	6.9	6.6
Expected return on plan assets	(9.6)	(10.3)	(8.9)
Amortization of actuarial loss	2.0	4.0	4.2
Amortization of prior service cost (credit)	—	—	0.8
Amortization of transition liability	—	—	0.1
Net periodic pension expense	$(1.8)	$2.8	$5.7
Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31:

	2015	2014	2013
United States Plans
Current year actuarial (gain) loss	$4.3	$8.4	$(13.9)
Amortization of actuarial loss	(1.5)	(1.5)	(2.0)
Amortization of prior service credit	0.3	0.3	0.3
Settlements	(1.3)	(2.6)	(1.6)
Total recognized in other comprehensive income (loss)	$1.8	$4.6	$(17.2)
Non-U.S. Plans
Current year actuarial (gain) loss	$2.0	$10.7	$(6.5)
Amortization of actuarial loss	(2.0)	(4.0)	(4.2)
Current year prior service cost	(0.1)	—	0.7
Amortization of prior service (cost) credit	—	—	(0.8)
Amortization of transition liability	—	—	(0.1)
Curtailments	—	(5.9)	—
Total recognized in other comprehensive income (loss)	$(0.1)	$0.8	$(10.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Projected benefit obligation at beginning of year	$83.4	$170.8	$80.8	$168.3
Service cost	—	0.2	—	2.2
Interest cost	2.9	5.6	3.4	6.9
Actuarial (gain) loss	(1.4)	(4.6)	8.4	16.7
Benefits paid	(4.2)	(6.9)	(4.1)	(6.5)
Employee contributions	—	0.1	—	0.6
Curtailments	—	—	—	(5.9)
Settlements	(3.4)	—	(5.1)	—
Foreign currency exchange rate changes	—	(9.1)	—	(11.5)
Projected benefit obligation at end of year	$77.3	$156.1	$83.4	$170.8
Accumulated benefit obligation at end of year	$77.3	$155.6	$83.4	$163.1
Change in plan assets
Fair value of plan assets at beginning of year	$76.3	$155.9	$79.7	$148.0
Actual return on plan assets	(0.3)	2.9	5.8	16.2
Employer contributions	—	0.8	—	8.1
Employee contributions	—	0.1	—	0.6
Benefits paid	(4.2)	(6.9)	(4.1)	(6.5)
Settlements	(3.4)	—	(5.1)	—
Foreign currency exchange rate changes	—	(8.1)	—	(10.5)
Fair value of plan assets at end of year	$68.4	$144.7	$76.3	$155.9
Funded status at end of year	$(8.9)	$(11.4)	$(7.1)	$(14.9)
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent liabilities	$(8.9)	$(11.4)	$(7.1)	$(14.9)
Components of accumulated other comprehensive income (loss) consist of:
Actuarial loss	$43.6	$40.8	$42.1	$43.2
Prior service credit	(0.9)	(0.1)	(1.2)	(0.1)
Deferred taxes	(14.6)	(6.2)	(13.9)	(7.7)
Change in statutory tax rate	(1.2)	(1.5)	(1.2)	(0.9)
Foreign currency translation adjustment	—	(0.1)	—	(1.6)
	$26.9	$32.9	$25.8	$32.9
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Expected amortization of amounts included in accumulated other comprehensive income (loss) to be recognized in net periodic benefit cost in 2016 are:

	Amount	Net of tax
Actuarial loss	$2.8	$1.8
Prior service credit	$(0.3)	$(0.2)
The Company expects to contribute $3.4 million to its non-U.S. pension plans in 2016. The Company does not expect to contribute to its U.S. pension plans in 2016.
Pension benefit payments are made from assets of the pension plans. Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plans	Non-U.S. Plans
2016	$6.3	$6.8
2017	6.2	6.9
2018	6.0	7.1
2019	6.0	7.3
2020	5.8	7.4
2021 - 2025	27.0	39.1
	$57.3	$74.6
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
The following is the actual allocation percentage and target allocation percentage for the Company's U.S. pension plan assets at December 31:

	2015 Actual Allocation	2014 Actual Allocation	Target Allocation Range
U.S. equity securities	51.9%	51.5%	41.0% - 62.0%
Non-U.S. equity securities	12.4%	12.3%	10.0% - 16.0%
Fixed income securities	35.1%	34.8%	30.0% - 40.0%
Money market	0.6%	1.5%	0.0% - 10.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following is the actual allocation percentage and target allocation percentage for the Company's U.K. pension plan assets at December 31:

	2015 Actual Allocation	2014 Actual Allocation	Target Allocation Range
U.K. equity securities	21.2%	21.1%	19.5% - 22.5%
Non-U.K. equity securities	48.3%	48.6%	35.5% - 62.5%
Fixed income securities	30.5%	30.3%	25.5% - 34.5%
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

	Level 1		Level 2
	2015	2014	2015	2014
U.S. equity securities	$35.5	$39.3	$21.1	$24.1
U.K. equity securities	—	—	28.1	30.0
Non-U.S., non-U.K. equity securities	8.5	9.4	43.0	45.2
Fixed income securities	24.0	26.5	52.5	56.6
Money market	0.4	1.1	—	—
Total	$68.4	$76.3	$144.7	$155.9

Defined Contribution Plans: The Company has defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. The Company generally matches employee contributions based on plan provisions. In addition, the Company has defined contribution retirement plans whereby the contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $23.5 million, $21.6 million and $24.4 million in 2015, 2014 and 2013, respectively.

NOTE 10—Inventories
Inventories are stated at the lower of cost or market. Cost is determined under the last-in, first-out (“LIFO”) method primarily for manufactured inventories, including service parts, in the United States. At December 31, 2015 and 2014, 58% and 52%, respectively, of total inventories were determined using the LIFO method.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Inventories are summarized as follows:

	December 31
	2015	2014
Finished goods and service parts	$153.0	$179.4
Raw materials and work in process	192.0	211.2
Total manufactured inventories	345.0	390.6
LIFO reserve	(40.4)	(48.1)
Total inventory	$304.6	$342.5

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

Property, plant and equipment, net includes the following:

	December 31
	2015	2014
Land and land improvements	$19.6	$19.6
Plant and equipment	569.3	565.1
Property, plant and equipment, at cost	588.9	584.7
Allowances for depreciation and amortization	(404.4)	(404.9)
	$184.5	$179.8
Total depreciation and amortization expense on property, plant and equipment was $28.9 million, $29.7 million and $30.2 million during 2015, 2014, and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 12—Current and Long-Term Financing
The following table summarizes available and outstanding borrowings:

	December 31
	2015	2014
Total outstanding borrowings:
Revolving credit agreements	$—	$—
Capital lease obligations and other	53.1	31.5
Total debt outstanding	$53.1	$31.5
Current portion of borrowings outstanding	$33.5	$19.5
Long-term portion of borrowings outstanding	$19.6	$12.0
Total available borrowings, net of limitations, under revolving credit agreements	$242.4	$254.9
Unused revolving credit agreements	$242.4	$254.9
Weighted average stated interest rate on total borrowings	9.1%	5.9%
Annual maturities of total debt, excluding capital leases, are as follows:

2016	$27.5
2017	1.6
2018	1.6
2019	1.4
2020	—
$32.1
Interest paid on total debt was $3.6 million, $2.7 million and $7.2 million during 2015, 2014 and 2013, respectively.

The Company has a $220.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in December 2018. There were no borrowings outstanding under the facility at December 31, 2015. The excess availability under the Facility, at December 31, 2015, was $213.3 million, which reflects reductions of $6.7 million for letters of credit. The Facility consists of a U.S. revolving credit facility in the initial amount of $120.0 million and a non-U.S. revolving credit facility in the initial amount of $100.0 million. The Facility can be increased up to $320.0 million over the term of the agreement in minimum increments of $25.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Facility was $520 million as of December 31, 2015.

Borrowings bear interest at a floating rate that can be a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective December 31, 2015, for U.S. base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margins, effective December 31, 2015, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable LIBOR interest rates under the Facility on December 31, 2015 were 1.94% and 1.50%, respectively, for the U.S. and non-U.S. facility including the applicable floating rate margin. The Facility also requires the payment of a fee of 0.375% per annum on the unused commitment as of December 31, 2015.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the borrowers subject to certain thresholds, as defined in the Facility, and limits the payment of dividends. If the minimum availability threshold, as defined in the Facility, is greater than fifteen percent and less than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the Facility, is greater than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

revolving credit facility is less than ten percent of the U.S. revolver commitments, as defined in the Facility. At December 31, 2015, the Company was in compliance with the covenants in the Facility.

During 2013, the Company incurred fees and expenses of $2.9 million related to the Facility. These fees were deferred and are being amortized as interest expense over the term of the Facility. The Company recorded a $2.8 million charge in 2013 related to the write-off of deferred financing fees as a result of the repayment of the previous term loan agreement.

The Company had other borrowings outstanding of approximately $32.1 million at December 31, 2015. In addition to the excess availability under the Facility, the Company had remaining availability of $29.1 million related to other non-U.S. revolving credit agreements.

NOTE 13—Leasing Arrangements
The Company leases certain office, manufacturing and warehouse facilities and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2023. Many leases include renewal and/or fair value purchase options.
Future minimum capital and operating lease payments at December 31, 2015 are:

	Capital Leases	Operating Leases
2016	$6.4	$16.4
2017	5.1	12.5
2018	4.1	9.5
2019	2.9	5.9
2020	2.0	3.5
Subsequent to 2020	1.1	3.1
Total minimum lease payments	21.6	$50.9
Amounts representing interest	0.6
Present value of net minimum lease payments	21.0
Current maturities	6.0
Long-term capital lease obligation	$15.0
Rental expense for all operating leases was $18.3 million, $18.4 million and $15.3 million for 2015, 2014 and 2013, respectively. The Company also recognized $2.7 million, $5.3 million and $7.2 million for 2015, 2014 and 2013, respectively, in rental income on subleases of equipment. These subleases were primarily related to lift trucks in which the Company records revenues over the term of the lease in accordance with the rental agreements with its customers. The sublease rental income for these lift trucks is included in “Revenues” and the related rent expense is included in “Cost of sales” in the Consolidated Statements of Operations for each period. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of December 31, 2015 are $20.0 million.
Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2015	2014
Plant and equipment	$30.6	$18.8
Less accumulated amortization	(7.4)	(7.2)
	$23.2	$11.6
Amortization of plant and equipment under capital leases is included in depreciation expense. Capital lease obligations of $15.2 million, $6.5 million and $9.3 million were incurred in connection with lease agreements to acquire plant and equipment during 2015, 2014 and 2013, respectively.

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

In addition, the Company sells separately-priced extended warranty agreements that generally provide a warranty for an additional two to five years or up to 2,400 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

	2015	2014
Balance at January 1	$51.1	$45.1
Current year warranty expense	34.7	37.3
Change in estimate related to pre-existing warranties	(3.1)	(3.6)
Payments made	(25.8)	(26.2)
Foreign currency effect	(1.4)	(1.5)
Balance at December 31	$55.5	$51.1

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

NOTE 16—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at December 31, 2015 and 2014 were $168.6 million and $176.1 million, respectively. As of December 31, 2015, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at December 31, 2015 was approximately $211.7 million based on Company estimates. The Company estimates the fair value of the collateral using

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of December 31, 2015, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $34.8 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $7.8 million as of December 31, 2015. The $34.8 million is included in the $168.6 million of total amounts subject to recourse or repurchase obligations at December 31, 2015.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within GECC may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through NFS. At December 31, 2015, approximately $151.8 million of the Company's total recourse or repurchase obligations of $168.6 million related to transactions with NFS. In connection with the joint venture agreement, the Company also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that the Company would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2015, loans from GECC to NFS totaled $755.1 million. Although the Company’s contractual guarantee was $151.0 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which the Company guarantees $151.8 million. Excluding the NFS receivables guaranteed by the Company from NFS’ loans to GECC, the Company’s incremental obligation as a result of this guarantee to GECC is $126.0 million, which is secured by 20% of NFS' customer receivables and other secured assets of $229.9 million. NFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause NFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at December 31, 2015:

	NFS	Total
Total recourse or repurchase obligations	$151.8	$168.6
Less: exposure limited for certain dealers	34.8	34.8
Plus: 7.5% of original loan balance	7.8	7.8
	124.8	141.6
Incremental obligation related to guarantee to GECC	126.0	126.0
Total exposure related to guarantees	$250.8	$267.6

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
Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster® and Yale® lift trucks from dealers, and directly from the Company such that NFS could provide retail lease financing to customers for the years ended December 31, 2015, 2014 and 2013 were $483.2 million, $465.9 million and $417.0 million, respectively. Of these amounts, $78.6 million, $94.6 million and $81.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, were invoiced directly from the Company to NFS so that the customer could obtain operating lease financing from NFS. Amounts receivable from NFS at December 31, 2015 and 2014 were $7.7 million and $7.9 million, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

In addition to providing financing to dealers, NFS provides operating lease financing to the Company. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain customers whereby the Company sells lift trucks to NFS, leases these lift trucks back under an operating lease agreement and then subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $14.3 million and $13.3 million at December 31, 2015 and 2014, respectively. In addition, the Company provides certain subsidies to its dealers that are paid directly to NFS. Total subsidies were $2.2 million, $1.9 million and $1.7 million for 2015, 2014 and 2013, respectively.

The Company provides certain services to NFS for which it receives compensation under the terms of the joint venture agreement. The services consist primarily of administrative functions and remarketing services. Total income recorded by the Company related to these services was $14.6 million in 2015, $12.0 million in 2014 and $15.6 million in 2013. In addition, in December 2015, the Company received $5.0 million as an amendment fee, that was deferred and will be recognized over the remaining term of the agreement which expires in December 2018.
The Company has a 50% ownership interest in SN, a limited liability company which was formed primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®- branded lift trucks and related components and service parts outside of Japan. The Company purchases products from SN under agreed-upon terms. The Company’s ownership in SN is also accounted for using the equity method of accounting and is included in the JAPIC segment. The Company purchases products from SN under normal trade terms based on current market prices. In 2015, 2014 and 2013, purchases from SN were $57.1 million, $70.7 million and $78.7 million, respectively. Amounts payable to SN at December 31, 2015 and 2014 were $15.8 million and $18.4 million, respectively.
The Company recognized income of $0.3 million, $1.1 million and $1.3 million for payments from SN for use of technology developed by the Company that is included in “Revenues” in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, respectively.
Summarized unaudited financial information for both equity investments is as follows:

	2015	2014	2013
Statement of Operations
Revenues	$315.0	$361.9	$379.3
Gross profit	$98.7	$108.3	$102.2
Income from continuing operations	$23.1	$21.7	$14.4
Net income	$23.1	$21.7	$14.4
Balance Sheet
Current assets	$103.2	$106.3
Non-current assets	$1,148.0	$1,163.6
Current liabilities	$138.0	$132.5
Non-current liabilities	$985.1	$1,010.3
At December 31, 2015 and 2014, the investment in NFS was $14.8 million and $13.5 million, respectively, and the investment in SN was $28.1 million and $26.1 million, respectively. The investments are included in “Investment in Unconsolidated Affiliates” in the Consolidated Balance Sheets. The Company received dividends of $2.3 million and $6.8 million from NFS in 2015 and 2013, respectively. The Company received dividends of $0.2 million from SN in 2015. No dividends were received from NFS in 2014 and from SN in 2014 and 2013. The Company contributed $0.7 million to NFS in 2014, no contributions were made in 2015 or 2013.

NOTE 18—Other Events and Transactions

In June 2014, NACCO Materials Handling Group Brasil Ltda. (“NMHG Brasil”), an indirect, wholly-owned subsidiary of the Company, completed the sale of real estate and an operating facility to Synergy Empreendimentos E Participacoes Ltda. During the second quarter of 2014, NMHG Brasil received $8.2 million related to the sale and recognized a gain of $17.7 million, which is included on the line “Gain on sale of assets” in the Consolidated Statements of Operations. The proceeds from the sale are included in the Investing Activities section of the Consolidated Statements of Cash Flows and have been used for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

construction of a new facility in Brazil. An upfront payment of $9.9 million was received in the second quarter of 2013, when the sale agreement was executed. In addition, $0.8 million was deposited into an escrow account which will be released to NMHG Brasil upon conclusion of certain environmental remediation activities.

NOTE 19—Subsequent Events

On February 14, 2016, Hyster-Yale entered into a Share Purchase Agreement (the “Agreement”) with the shareholders of Penta Holding S.p.A. (“Penta”), pursuant to which the Company or its designee will acquire all of the outstanding shares of Penta for an aggregate cash purchase price of approximately EUR 53.5 million (which is inclusive of the value of the majority stake of Bolzoni S.p.A. (“Bolzoni”) owned by Penta and consideration for the non-compete undertakings of the selling shareholders (the “Sellers”), as well as the other assets and liabilities of Penta) (the “Acquisition”). Penta is the holder of 13,109,066 shares, or approximately 50.4%, of Bolzoni (the "Bolzoni Majority Stake"), which is publicly traded on the STAR segment of the Italian stock exchange, operated and managed by Borsa Italiana S.p.A.

The closing of the Acquisition is expected to occur during the second quarter of 2016, subject to the satisfaction of customary closing conditions. Following the closing, Bolzoni will become a subsidiary of the Company, but is expected to continue to operate as a stand-alone business, with its own management team and board of directors.

Following the closing of the Acquisition, the Company will cause an indirect, wholly-owned subsidiary to launch a mandatory tender offer for all of the remaining outstanding shares of Bolzoni at a cash price of EUR 4.30 per share (which value reflects the valuation of the Bolzoni Majority Stake agreed upon by the Company and the Sellers in the Agreement and which is inclusive of Bolzoni’s 2015 consolidated net income) (the “Tender Offer”). In the event that Bolzoni’s board of directors recommends that a dividend be paid to Bolzoni’s shareholders in connection with approving Bolzoni’s financial statements as of December 31, 2015, depending on the circumstances, the price per Bolzoni share in the Tender Offer may be reduced proportionately. The Company intends to pursue the delisting of Bolzoni following completion of the Tender Offer.

The Acquisition and the Tender Offer are expected to be financed using the Company’s cash on hand and borrowings under the Company’s existing credit facility.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2015, 2014 AND 2013

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe (A)	Deductions — Describe		Balance at End of Period (B)
	(In millions)
2015
Reserves deducted from asset accounts:
Allowance for doubtful accounts (C)	$16.3	$4.9	$(2.1)	$6.3	(D)	$12.8
2014
Reserves deducted from asset accounts:
Allowance for doubtful accounts (C)	$15.4	$2.1	$(0.7)	$0.5	(D)	$16.3
2013
Reserves deducted from asset accounts:
Allowance for doubtful accounts (C)	$15.9	$3.9	$0.5	$4.9	(D)	$15.4

(A)	Foreign currency translation adjustments and other.

(B)	Balances which are not required to be presented and those which are immaterial have been omitted.

(C)	Includes allowance of receivables classified as long-term of $4.5 million, $5.4 million and $5.2 million in 2015, 2014 and 2013, respectively.

(D)	Write-offs, net of recoveries.

EXHIBIT INDEX
(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1
Separation Agreement, dated as of September 28, 2012, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling, Inc. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 4, 2012, Commission File No. 1-35646.

2.2
Purchase Agreement, dated February 14, 2016, by and among Hyster-Yale Materials Handling, Inc., as Purchaser, and Emilio Bolzoni, Roberto Scotti, Franco Bolzoni, Paolo Mazzoni and Pier Luigi Magnelli, as Sellers is incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 17, 2016, Commission File Number 000-54799.

(3) Articles of Incorporation and By-laws.

3.1(i)
Second Amended and Restated Certificate of Incorporation of Hyster-Yale Materials Handling, Inc. is incorporated by reference to Exhibit 3.1 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 5 to the Registration Statement on Form S-1, dated September 26, 2012, Commission File No. 333-182388.

3.1(ii)
Amended and Restated By-laws of Hyster-Yale Materials Handling, Inc. are incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated February 17, 2015, Commission File No. 000-54799.

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

10.9
Third Amendment to Stockholders' Agreement, dated as of March 27, 2015, by and among the Depository, Hyster-Yale Materials Handling, Inc., the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale Materials Handling, Inc. and the Participating Stockholders is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on April 29, 2015, Commission File Number 000-54799.

10.10
Fourth Amendment to Stockholders' Agreement, dated as of December 29, 2015, by and among the Depository, Hyster-Yale Materials Handling, Inc., the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale Materials Handling, Inc. and the Participating Stockholders is incorporated by reference to Exhibit 10 filed with Amendment No. 4 to the Statement on Schedule 13D, filed by the Reporting Persons named therein on February 16, 2016, Commission File Number 005-87003.

10.11*
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

10.13*
Form Award Agreement for the Hyster-Yale Materials Handling, Inc. Long-Term Equity Incentive Plan (Effective as of the Spin-Off Date) is incorporated by reference to Exhibit 10.66 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File Number 333-182388.

10.14*
Form Award Agreement for the Hyster-Yale Materials Handling, Inc. Long-Term Equity Incentive Plan (Effective as of the Spin-Off Date) is incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2015, Commission File Number 000-54799.

10.15*
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

10.17*
Hyster-Yale Materials Handling, Inc. Non-Employee Directors' Equity Compensation Plan is incorporated by reference to Exhibit 10.69 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File Number 333-182388.

10.18*
Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2013) is incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2013, Commission File Number 000-54799.

10.19*
Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2015) is incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2015, Commission File Number 000-54799.

10.20*	Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2016) is attached hereto.
10.21*
NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated as of March 1, 2012) is incorporated by reference to NACCO's Definitive Proxy Statement, filed by NACCO on March 16, 2012, Commission File Number 1-9172.

10.22*
Form Award Agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated as of March 1, 2012) is incorporated by reference to Exhibit 10.2 to NACCO's Current Report on Form 8-K, dated May 9, 2012, Commission File Number 1-9172.

10.23*
The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated April 24, 2009) is incorporated by reference to Exhibit 10.1 to NACCO’s Quarterly Report on Form 10-Q, dated May 5, 2009, Commission File Number 1-9172.

10.24*
Amendment No. 1 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated Effective April 24, 2009) is incorporated by reference to Exhibit 10.86 to NACCO's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission File Number 1-9172.

10.25*
Amendment No. 2 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated Effective as of April 24, 2009) is incorporated by reference to Exhibit 10.5 to NACCO's Quarterly Report on Form 10-Q, filed by NACCO on May 5, 2010, Commission File Number 1-9172.

10.26*
Amendment No. 3 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated Effective as of April 24, 2009) is incorporated by reference to Exhibit 10.18 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File No. 333-182388.

10.27*
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

10.29*
NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (Amended and Restated Effective as of January 1, 2014) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 29, 2014, Commission File No. 000-54799.

10.30*
The NACCO Materials Handling Group, Inc. 2010 Annual Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to NACCO's Current Report on Form 8-K, dated March 30, 2010, Commission File Number 1-9172.

10.31*
The NACCO Materials Handling Group, Inc. 2011 Annual Incentive Compensation Plan is incorporated by reference to Exhibit 10.2 to NACCO's Current Report on Form 8-K, dated March 9, 2011, Commission File Number 1-9172.

10.32*
NACCO Materials Handling, Group Inc. Annual Incentive Compensation Plan (Amended and Restated Effective March 1, 2013) (incorporated by reference to Appendix A to Hyster-Yale Materials Handling, Inc.'s Definitive Proxy Statement, filed with the Securities and Exchange Commission on March 18, 2013, Commission File No. 000-54799).

10.33*
The NACCO Materials Handling Group, Inc. Excess Retirement Plan (Effective January 1, 2012) is incorporated by reference to Exhibit 10.1 to NACCO’s Current Report on Form 8-K, dated November 16, 2011, Commission File Number 1-9172.

10.34*
Amendment No. 1 to the NACCO Material Handling Group, Inc. Excess Retirement Plan (Effective January 1, 2012) is incorporated by reference to Exhibit 10.30 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File No. 333-182388.

10.35*	Amended and Restated NACCO Material Handling Group, Inc. Excess Retirement Plan (Effective January 1, 2016) is attached hereto.
10.36*
NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (As Amended and Restated Effective November 11, 2008) is incorporated by reference to Exhibit 10.81 to NACCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File Number 1-9172.

10.37*
Amendment No. 1 to the NACCO Material Handling Group, Inc. Excess Plan for UK Transferees (As Amended and Restated as of November 11, 2008) is incorporated by reference to Exhibit 10.32 to Hyster-Yale Materials Handling, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File No. 333-182388.

10.38*
Agreement for Services between NMHG Oregon, LLC and Reginald R. Eklund, Effective July 1, 2006 is incorporated by reference to Exhibit 10.1 to NACCO’s Current Report on Form 8-K, dated September 6, 2006, Commission File Number 1-9172.

10.39*
Offer Letter, dated January 13, 2006, between Ralf A. Mock and NACCO Materials Handling Group is incorporated herein by reference to Exhibit 10.29 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1, dated June 28, 2012, Commission File No. 333-182388.

10.40*	Agreement and Deed, dated July 22, 2015, between Ralf Mock and NACCO Materials Handling Ltd is attached hereto.
10.41
Amendment, dated as of January 1, 1994, to the Third Amendment and Restated Operating Agreement dated as of November 7, 1991, between NACCO Materials Handling Group and AT&T Commercial Finance Corporation is incorporated by reference to Exhibit 10(c) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 33-28812.

10.42
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

10.45
Amendment to Second Amended and Restated Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc., dated November 21, 2013 is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on December 29, 2015, Commission File Number 000-54799.

10.46
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

10.48
Guaranty Agreement, dated November 21, 2013, by Hyster-Yale Materials Handling, Inc. to General Electric Capital Corporation is incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2014, Commission File Number 000-54799.

10.49
Guaranty Agreement, dated November 21, 2013, by NACCO Materials Handling Group, Inc. to General Electric Capital Corporation is incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2014, Commission File Number 000-54799.

10.50
Amendment No. 1 to the International Operating Agreement, dated as of October 21, 1998 is incorporated by reference to Exhibit 10.8 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.51
Amendment No. 2 to the International Operating Agreement, dated as of December 1, 1999, is incorporated by reference to Exhibit 10.9 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.52
Amendment No. 3 to the International Operating Agreement, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.10 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.53
Letter agreement, dated November 22, 2000, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated by reference to Exhibit 10.11 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.54
A$ Facility Agreement, dated November 22, 2000, between GE Capital Australia and National Fleet Network Pty Limited is incorporated by reference to Exhibit 10.12 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.55
Letter Agreement, dated March 12, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated by reference to Exhibit 10.36 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.

10.56
Letter Agreement, dated December 15, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, dated February 18, 2005, Commission File Number 333-89248.

10.57
Letter Agreement, dated February 14, 2005, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated by reference to Exhibit 10.2 to NMHG Holding Co.’s Current Report on Form 8-K, dated February 18, 2005, Commission File Number 333-89248.

10.58
Letter Agreement, dated March 28, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated by reference to Exhibit 10.1 to NACCO’s Current Report on Form 8-K, dated April 1, 2005, Commission File Number 1-9172.

10.59
Letter Agreement, dated May 31, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated by reference to Exhibit 10.1 to NACCO’s Current Report on Form 8-K, dated June 6, 2005, Commission File Number 1-9172.

10.60
Amendment No. 5, dated September 29, 2005, to the International Operating Agreement between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, dated October 4, 2005, Commission File Number 333-89248.

10.61
Amendment No. 7, effective as of July 1, 2008, to the International Operating Agreement, dated as of April 15, 1998, by and between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation, is incorporated by reference to Exhibit 10.2 to NACCO’s Current Report on Form 8-K, dated August 1, 2008, Commission File Number 1-9172.

10.62
Amendment No. 2, effective as of July 1, 2008, to the Recourse and Indemnity Agreement, dated as of October 21, 1998, by and among NACCO Materials Handling Group, Inc., NMHG Financial Services, Inc. and General Electric Capital Corporation, is incorporated by reference to Exhibit 10.3 to NACCO’s Current Report on Form 8-K, dated August 1, 2008, Commission File Number 1-9172.

10.63
Letter Agreement executed October 15, 2008 by and between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated by reference to Exhibit 10.1 to NACCO’s Current Report on Form 8-K, dated October 20, 2008, Commission File Number 1-9172.

10.64
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

10.65
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

10.66
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

10.67
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

10.68
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

10.69
Credit Amendment dated June 22, 2012 among NACCO Materials Handling Group, Inc., as Borrower, Certain Subsidiaries and Affiliates of Borrower identified therein, as the Guarantors, Bank of America, N.A., as Administrative Agent, Citibank, N.A. as Syndication Agent and the other lenders party thereto; Bank of America Merrill Lynch and Citigroup Global Markets, Inc. as Joint Lead Arrangers and Joint Book Managers, is incorporated by reference to Exhibit 10.1 to NACCO's Current Report on Form 8-K, dated June 26, 2012, Commission File Number 1-9172.

10.70
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

10.71
Operating Agreement, dated July 31, 1979, among Eaton Corporation and Sumitomo Heavy Industries, Ltd. is incorporated by reference to Exhibit 10.2 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.72
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

10.73
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

10.74
Commitment Agreement for the Purchase and Sale of Real Estate and Other Covenants, dated May 23, 2013, by and between NACCO Materials Handling Group Brasil Ltda. and Synergy Empreendimentos E Participacoes Ltda. is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, Commission File Number 000-54799.

10.75
Amendment to the Commitment Agreement for the Purchase and Sale of Real Estate and Other Covenants, dated May 23, 2013, by and between NACCO Materials Handling Group Brasil Ltda. and Synergy Empreendimentos E Participacoes Ltda. is incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, Commission File Number 000-54799.

10.76
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

10.77
Construction Agreement, dated October 31, 2013, between NACCO Materials Handling Group Brasil Ltda. and Constructora Toda Do Brasil S/A is incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2014, Commission File Number 000-54799.

10.78*
Consulting Agreement, dated August 29, 2014, by and between NMHG and Michael P. Brogan is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 5, 2014, Commission File Number 000-54799.

(21) Subsidiaries. A list of the subsidiaries of the Company is attached hereto.
(23) Consents of experts and counsel.

23.1	Consents of experts and counsel.
(24) Powers of Attorney.

24.1	A copy of a power of attorney for John C. Butler Jr. is attached hereto.
24.2	A copy of a power of attorney for Carolyn Corvi is attached hereto.
24.3	A copy of a power of attorney for John P. Jumper is attached hereto.
24.4	A copy of a power of attorney for Dennis W. LaBarre is attached hereto.
24.5	A copy of a power of attorney for F. Joseph Loughrey is attached hereto.
24.6	A copy of a power of attorney for Claiborne R. Rankin is attached hereto.
24.7	A copy of a power of attorney for John M. Stropki is attached hereto.
24.8	A copy of a power of attorney for Britton T. Taplin is attached hereto.
24.9	A copy of a power of attorney for Eugene Wong is attached hereto.

(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto.
31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto.
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