Form 10-Q
period 2016-03-31
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2016-04-27
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at April 22, 2016: 12,444,801
Number of shares of Class B Common Stock outstanding at April 22, 2016: 3,937,047

HYSTER-YALE MATERIALS HANDLING, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2016	DECEMBER 31 2015
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$138.5	$155.1
Accounts receivable, net	347.7	324.1
Inventories, net	301.2	304.6
Prepaid expenses and other	47.7	35.1
Total Current Assets	835.1	818.9
Property, Plant and Equipment, Net	187.6	184.5
Intangible Assets	3.5	3.6
Deferred Income Taxes	28.7	32.7
Investment in Unconsolidated Affiliates	41.2	42.9
Other Non-current Assets	20.3	13.3
Total Assets	$1,116.4	$1,095.9
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$295.4	$279.6
Accounts payable, affiliate	16.8	15.8
Current maturities of long-term debt	38.1	33.5
Accrued payroll	28.0	47.7
Accrued warranty obligations	30.1	29.1
Other current liabilities	86.0	99.5
Total Current Liabilities	494.4	505.2
Long-term Debt	24.9	19.6
Self-insurance Liabilities	18.3	17.5
Pension Obligations	18.2	22.3
Other Long-term Liabilities	64.7	68.6
Total Liabilities	620.5	633.2
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 12,439,295 shares outstanding (2015 - 12,377,994 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,937,856 shares outstanding (2015 - 3,945,822 shares outstanding)	0.1	0.1
Capital in excess of par value	317.7	320.3
Treasury stock	(38.0)	(42.5)
Retained earnings	342.0	336.7
Accumulated other comprehensive loss	(127.8)	(153.9)
Total Stockholders' Equity	494.1	460.8
Noncontrolling Interest	1.8	1.9
Total Equity	495.9	462.7
Total Liabilities and Equity	$1,116.4	$1,095.9

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2016	2015
	(In millions, except per share data)
Revenues	$604.2	$622.3
Cost of sales	506.3	519.4
Gross Profit	97.9	102.9
Operating Expenses
Selling, general and administrative expenses	88.2	81.9
Operating Profit	9.7	21.0
Other (income) expense
Interest expense	1.1	1.0
Income from unconsolidated affiliates	(1.3)	(1.1)
Other	1.0	1.4
	0.8	1.3
Income Before Income Taxes	8.9	19.7
Income tax provision (benefit)	(1.0)	5.7
Net Income	9.9	14.0
Net (income) loss attributable to noncontrolling interest	0.1	(0.1)
Net Income Attributable to Stockholders	$10.0	$13.9

Basic Earnings per Share	$0.61	$0.85
Diluted Earnings per Share	$0.61	$0.85

Dividends per Share	$0.2850	$0.2750

Basic Weighted Average Shares Outstanding	16.352	16.277
Diluted Weighted Average Shares Outstanding	16.399	16.331

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED
	MARCH 31
	2016	2015
	(In millions)
Net Income	$9.9	$14.0
Other comprehensive income (loss)
Foreign currency translation adjustment	17.3	(40.3)
Current period cash flow hedging activity	7.7	(4.6)
Reclassification of hedging activities into earnings	0.5	—
Reclassification of pension into earnings	0.6	0.6
Comprehensive Income (Loss)	$36.0	$(30.3)
Other comprehensive (income) loss attributable to noncontrolling interest
Net (income) loss attributable to noncontrolling interest	0.1	(0.1)
Comprehensive Income (Loss) Attributable to Stockholders	$36.1	$(30.4)

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2016	2015
	(In millions)
Operating Activities
Net income	$9.9	$14.0
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	6.9	7.3
Amortization of deferred financing fees	0.3	0.3
Deferred income taxes	(1.9)	(0.6)
Stock-based compensation	1.9	0.9
Dividends from unconsolidated affiliates	5.1	2.5
Other non-current liabilities	(2.8)	1.3
Other	(1.3)	(2.0)
Working capital changes:
Accounts receivable	(15.4)	25.2
Inventories	11.2	(32.0)
Other current assets	(4.7)	(6.3)
Accounts payable	11.7	8.8
Other current liabilities	(39.2)	(22.8)
Net cash used for operating activities	(18.3)	(3.4)

Investing Activities
Expenditures for property, plant and equipment	(6.6)	(9.8)
Proceeds from the sale of assets	8.4	0.9
Business acquisition, purchase price adjustment	—	0.9
Net cash provided by (used for) investing activities	1.8	(8.0)

Financing Activities
Additions to long-term debt	8.4	12.3
Reductions of long-term debt	(8.8)	(8.3)
Cash dividends paid	(4.7)	(4.5)
Purchase of treasury stock	—	(0.1)
Net cash used for financing activities	(5.1)	(0.6)

Effect of exchange rate changes on cash	5.0	(7.9)

Cash and Cash Equivalents
Decrease for the period	(16.6)	(19.9)
Balance at the beginning of the period	155.1	111.4
Balance at the end of the period	$138.5	$91.5

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In millions)
Balance, January 1, 2015	$0.1	$0.1	$(49.1)	$324.1	$280.4	$(40.4)	$(2.0)	$(58.7)	$454.5	$1.5	$456.0
Stock-based compensation	—	—	—	0.9	—	—	—	—	0.9	—	0.9
Stock issued under stock compensation plans	—	—	5.8	(5.8)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Net income attributable to stockholders	—	—	—	—	13.9	—	—	—	13.9	—	13.9
Cash dividends on Class A and Class B common stock: $0.275 per share	—	—	—		(4.5)	—	—	—	(4.5)	—	(4.5)
Current period other comprehensive income (loss)	—	—	—	—	—	(40.3)	(4.6)	—	(44.9)	—	(44.9)
Reclassification adjustment to net income	—	—	—	—	—	—	—	0.6	0.6	—	0.6
Net income attributable to noncontrolling interest	—	—		—	—	—	—	—	—	0.1	0.1
Balance, March 31, 2015	$0.1	$0.1	$(43.4)	$319.2	$289.8	$(80.7)	$(6.6)	$(58.1)	$420.4	$1.6	$422.0

Balance, January 1, 2016	$0.1	$0.1	$(42.5)	$320.3	$336.7	$(90.1)	$(4.0)	$(59.8)	$460.8	$1.9	$462.7
Stock-based compensation	—	—	—	1.9	—	—	—	—	1.9	—	1.9
Stock issued under stock compensation plans	—	—	4.5	(4.5)	—	—	—	—	—	—	—
Net income attributable to stockholders	—	—	—	—	10.0	—	—	—	10.0	—	10.0
Cash dividends on Class A and Class B common stock: $0.285 per share	—	—	—	—	(4.7)	—	—	—	(4.7)	—	(4.7)
Current period other comprehensive income (loss)	—	—	—	—	—	17.3	7.7	—	25.0	—	25.0
Reclassification adjustment to net income	—	—	—	—	—	—	0.5	0.6	1.1	—	1.1
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, March 31, 2016	$0.1	$0.1	$(38.0)	$317.7	$342.0	$(72.8)	$4.2	$(59.2)	$494.1	$1.8	$495.9

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
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

The Company, through its wholly-owned subsidiary, Hyster-Yale Group, Inc. ("HYG"), designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, the Netherlands, the Philippines, Italy, Japan, Vietnam, Brazil and China.

The Company also operates Nuvera Fuel Cells, LLC. ("Nuvera"). Nuvera is an alternative-power technology company focused on fuel-cell stacks and related systems. Nuvera is also focused on supporting on-site hydrogen production and dispensing systems that are designed to deliver clean energy solutions to customers.

On April 1, 2016, the Company completed the indirect acquisition of the majority interest in Bolzoni S.p.A. ("Bolzoni"). Bolzoni, an Italian company whose shares are listed and traded on the STAR segment of the Italian stock Exchange ("Mercato Telematico Azionario") operated and managed by Borsa Italiana S.p.A., is a leading worldwide producer of attachments, forks and lift tables under the Bolzoni Auramo and Meyer brand names. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift-truck attachments and industrial material handling. See Note 13 to the unaudited condensed consolidated financial statements for additional information.

Investments in Sumitomo NACCO Forklift Co., Ltd. (“SN”), formerly known as Sumitomo-NACCO Materials Handling Company, Ltd., a 50%-owned joint venture, and HYG Financial Services, Inc. ("HYGFS"), formerly known as NMHG Financial Services, Inc., a 20%-owned joint venture, are accounted for by the equity method. SN operates manufacturing facilities in Japan, the Philippines and Vietnam from which the Company purchases certain components, service parts and lift trucks. Sumitomo Heavy Industries, Ltd. ("Sumitomo") owns the remaining 50% interest in SN. Each stockholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo prior to a vote of SN’s board of directors. HYGFS is a joint venture with Wells Fargo Financial Leasing, Inc. (“WF”), formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. National Account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The Company’s percentage share of the net income or loss from these equity investments is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” portion of the unaudited condensed consolidated statements of operations.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2016 and the results of its operations for the three months ended March 31, 2016 and 2015 and the results of its cash flows and changes in equity for the three months ended March 31, 2016 and 2015 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying unaudited condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.

Note 2—Recently Issued Accounting Standards
Recently Issued Accounting Standards

The following table provides a brief description of recent accounting pronouncements adopted January 1, 2016. The adoption of these standards did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

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

ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments
The guidance requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance requires the acquirer to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, the guidance requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition.

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
		January 1, 2017	The Company does not expect the adoption of the guidance to have a material effect on its financial position, results of operations, cash flows or related disclosures.
ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323)
The guidance eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. In addition, the guidance requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.
		January 1, 2017	The Company is currently evaluating the adoption and the effect on its financial position, results of operations, cash flows and related disclosures.
ASU No. 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.
		January 1, 2017	The Company is currently evaluating the adoption and the effect on its financial position, results of operations, cash flows and related disclosures.

Standard	Description	Date of Adoption	Effect on the financial statements or other significant matters
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
ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships
The guidance clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship, provided that all other hedge accounting criteria continue to be met.
		January 1, 2018	The Company does not expect the adoption of the guidance to have a material effect on its financial position, results of operations, cash flows or related disclosures.
ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)	The guidance clarifies the implementation guidance on principal versus agent considerations.	January 1, 2018	The Company is currently evaluating the alternative methods of adoption and the effect on its financial position, results of operations, cash flows and related disclosures.
ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing	The guidance clarifies Topic 606 for identifying performance obligations and the licensing implementation guidance.	January 1, 2018	The Company is currently evaluating the alternative methods of adoption and the effect on its financial position, results of operations, cash flows and related disclosures.
ASU No. 2016-02, Leases (Topic 842)
The guidance creates Topic 842, "Leases", and supersedes the lease requirements in Topic 840, "Leases." The guidance requires lessees (with the exception of short-term leases) to recognize, at the commencement date, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

		January 1, 2019	The Company is currently evaluating the alternative methods of adoption and the effect on its financial position, results of operations, cash flows and related disclosures.

Note 3—Business Segments

The Company’s reportable segments for the lift truck business include the following three management units: the Americas, EMEA and JAPIC. Americas includes operations in the United States, Canada, Mexico, Brazil, Latin America and the corporate headquarters. EMEA includes operations in Europe, the Middle East and Africa. JAPIC includes operations in the Asia-Pacific region including China, as well as the equity earnings of SN operations. Certain amounts are allocated to these geographic management units and are included in the segment results presented below, including product development costs, corporate headquarter's expenses and certain information technology infrastructure costs. These allocations among geographic management units are determined by senior management and not directly incurred by the geographic operations. In addition, other costs are incurred directly by these geographic management units based upon the location of the manufacturing plant or sales units, including manufacturing variances, product liability, warranty and sales discounts, which may not be associated with the geographic management unit of the ultimate end user sales location where revenues and margins are reported.

Therefore, the reported results of each segment for the lift truck business cannot be considered stand-alone entities as all segments are inter-related and integrate into a single global lift truck business.

The Company reports the results of Nuvera as a separate segment.

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED
	MARCH 31
	2016	2015
Revenues from external customers
Americas	$417.2	$415.9
EMEA	147.0	157.6
JAPIC	39.7	47.6
Lift truck business	603.9	621.1
Nuvera	0.3	1.2
Total	$604.2	$622.3
Gross profit (loss)
Americas	$72.2	$67.0
EMEA	22.1	29.8
JAPIC	4.2	6.9
Lift truck business	98.5	103.7
Nuvera	(0.6)	(0.8)
Total	$97.9	$102.9
Operating profit (loss)
Americas	$15.4	$17.2
EMEA	2.0	8.7
JAPIC	(1.6)	1.1
Lift truck business	15.8	27.0
Nuvera	(6.1)	(6.0)
Total	$9.7	$21.0
Net income (loss) attributable to stockholders
Americas	$13.1	$9.2
EMEA	1.4	7.3
JAPIC	(0.8)	1.0
Lift truck business	13.7	17.5
Nuvera	(3.7)	(3.6)
Total	$10.0	$13.9

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

A reconciliation of the consolidated federal statutory to effective income tax is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2016	2015
Income before income taxes	$8.9	$19.7
Statutory taxes at 35%	$3.1	$6.9
Permanent adjustments:
Non-U.S. rate differences	(0.8)	(1.6)
State income taxes	0.2	0.4
Other	—	(0.2)
	$(0.6)	$(1.4)
Discrete items	$(3.5)	$0.2
Income tax provision (benefit)	$(1.0)	$5.7
Effective income tax rate	n.m.	28.9%

During the first quarter of 2016, the Company recognized a discrete tax benefit of $4.0 million. As a result of the acquisition of Bolzoni, the Company changed its previous reinvestment assertion. As a result of this change, all of the earnings of its European operations are now considered permanently reinvested and the previously provided deferred tax liability is no longer required.

Note 5—Reclassifications from OCI

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI		Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED
	MARCH 31
	2016	2015
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$(1.6)	$(1.4)	Cost of sales
Total before tax	(1.6)	(1.4)	Income before income taxes
Tax benefit	1.1	1.4	Income tax provision (benefit)
Net of tax	$(0.5)	$—	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(0.8)	$(0.9)	(a)
Prior service credit	0.1	0.1	(a)
Total before tax	(0.7)	(0.8)	Income before income taxes
Tax benefit	0.1	0.2	Income tax provision (benefit)
Net of tax	$(0.6)	$(0.6)	Net income
Total reclassifications for the period	$(1.1)	$(0.6)

(a) These OCI components are included in the computation of net pension cost (see Note 7 for additional details).

Note 6—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At March 31, 2016, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $34.5 million. At December 31, 2015, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $32.1 million.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $583.2 million at March 31, 2016, primarily denominated in euros, Japanese yen, Swedish kroner, British pounds and Mexican pesos. The Company held forward foreign currency exchange contracts with total notional amounts of $634.7 million at December 31, 2015, primarily denominated in euros, Japanese yen, Swedish kroner, British pounds, Mexican pesos and Australian dollars. The fair value of these contracts approximated a net asset of $6.2 million and a net liability of $8.8 million at March 31, 2016 and December 31, 2015, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2016, $1.4 million of the amount included in OCI is expected to be reclassified as a gain into the unaudited condensed consolidated statement of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company held interest rate contracts with a total notional amount of $100.0 million at March 31, 2016. The fair value of interest rate swap agreements was a net liability of $1.5 million and $0.3 million at March 31, 2016 and December 31, 2015, respectively.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	MARCH 31 2016	DECEMBER 31 2015	Balance Sheet Location	MARCH 31 2016	DECEMBER 31 2015
Derivatives designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	$2.5	$2.5	Prepaid expenses and other	$2.2	$0.6
	Other current liabilities	3.1	3.2	Other current liabilities	2.4	10.9
Long-term	Other non-current assets	5.5	—	Other long-term liabilities	—	2.1
Total derivatives designated as hedging instruments		$11.1	$5.7		$4.6	$13.6
Derivatives not designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$0.7	$0.6
Long-term	Other non-current assets	—	0.3	Other long-term liabilities	0.8	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	2.3	1.1	Prepaid expenses and other	1.1	0.3
	Other current liabilities	0.3	1.9	Other current liabilities	1.8	3.6
Total derivatives not designated as hedging instruments		$2.6	$3.3		$4.4	$4.5
Total derivatives		$13.7	$9.0		$9.0	$18.1

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of March 31, 2016				Derivative Liabilities as of March 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$1.5	$—	$1.5	$1.5
Foreign currency exchange contracts	7.0	(0.8)	6.2	6.2	0.8	(0.8)	—	—
Total derivatives	$7.0	$(0.8)	$6.2	$6.2	$2.3	$(0.8)	$1.5	$1.5

	Derivative Assets as of December 31, 2015				Derivative Liabilities as of December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$0.3	$(0.3)	$—	$—	$0.6	$(0.3)	$0.3	$0.3
Foreign currency exchange contracts	2.7	(2.7)	—	—	11.5	(2.7)	8.8	8.8
Total derivatives	$3.0	$(3.0)	$—	$—	$12.1	$(3.0)	$9.1	$9.1

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	THREE MONTHS ENDED			THREE MONTHS ENDED			THREE MONTHS ENDED
	MARCH 31			MARCH 31			MARCH 31
Derivatives designated as hedging instruments	2016	2015		2016	2015		2016	2015
Cash Flow Hedges
Foreign currency exchange contracts	$13.0	$(11.2)	Cost of sales	$(1.6)	$(1.4)	Cost of sales	$—	$—

							Amount of Gain or (Loss) Recognized in Income on Derivative
							THREE MONTHS ENDED
							MARCH 31
Derivatives Not Designated as Hedging Instruments						Location of Gain or (Loss) Recognized in Income on Derivative	2016	2015
Cash Flow Hedges
Interest rate swap agreements						Other	$(1.5)	$(1.0)
Foreign currency exchange contracts						Cost of sales	0.4	(2.1)
Total							$(1.1)	$(3.1)

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

The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2016	2015
U.S. Pension
Service cost	$—	$—
Interest cost	0.7	0.7
Expected return on plan assets	(1.2)	(1.3)
Amortization of actuarial loss	0.4	0.4
Amortization of prior service credit	(0.1)	(0.1)
Total	$(0.2)	$(0.3)
Non-U.S. Pension
Service cost	$—	$—
Interest cost	1.3	1.4
Expected return on plan assets	(2.3)	(2.3)
Amortization of actuarial loss	0.4	0.5
Total	$(0.6)	$(0.4)

Note 8—Inventories

Inventories are summarized as follows:

	MARCH 31 2016	DECEMBER 31 2015
Finished goods and service parts	$154.2	$153.0
Raw materials and work in process	185.4	192.0
Total manufactured inventories	339.6	345.0
LIFO reserve	(38.4)	(40.4)
Total inventory	$301.2	$304.6

The cost of certain manufactured inventories, including service parts, has been determined using the last-in-first-out (“LIFO”) method. At March 31, 2016 and December 31, 2015, 55% and 58%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

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

In addition, the Company sells separately-priced extended warranty agreements, which generally provide a warranty for an additional two to five years or up to 2,400 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2016
Balance at January 1	$55.5
Current year warranty expense	8.6
Change in estimate related to pre-existing warranties	(2.0)
Payments made	(8.0)
Foreign currency effect	0.6
Balance at March 31	$54.7

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

Note 11—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at March 31, 2016 and December 31, 2015 were $159.3 million and $168.6 million, respectively. As of March 31, 2016, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at March 31, 2016 was approximately $200.0 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of March 31, 2016, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $34.6 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $7.2 million as of March 31, 2016. The $34.6 million is included in the $159.3 million of total amounts subject to recourse or repurchase obligations at March 31, 2016.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At March 31, 2016, approximately $141.5 million of the Company's total recourse or repurchase obligations of $159.3 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At March 31, 2016, loans from WF to HYGFS totaled $1.0 billion. Although the Company’s contractual guarantee was $200.6 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $141.5 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to

WF is $177.8 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $211.3 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at March 31, 2016:

	HYGFS	Total
Total recourse or repurchase obligations	$141.5	$159.3
Less: exposure limited for certain dealers	34.6	34.6
Plus: 7.5% of original loan balance	7.2	7.2
	114.1	131.9
Incremental obligation related to guarantee to WF	177.8	177.8
Total exposure related to guarantees	$291.9	$309.7

Note 12—Equity Investments

The Company maintains an interest in one variable interest entity, HYGFS. HYGFS is a joint venture with WF formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States and is included in the Americas segment. The Company does not have a controlling financial interest or have the power to direct the activities that most significantly affect the economic performance of HYGFS. Therefore, the Company has concluded that the Company is not the primary beneficiary and uses the equity method to account for its 20% interest in HYGFS. The Company does not consider its variable interest in HYGFS to be significant.

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

The Company's percentage share of the net income or loss from its equity investments in HYGFS and SN is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” section of the unaudited condensed consolidated statements of operations. The Company's equity investments are included on the line “Investment in Unconsolidated Affiliates” in the unaudited condensed consolidated balance sheets. At March 31, 2016 and December 31, 2015, the Company's investment in HYGFS was $10.9 million and $14.8 million, respectively. The Company's investment in SN was $30.3 million and $28.1 million at March 31, 2016 and December 31, 2015, respectively.

Summarized financial information for these two equity investments is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2016	2015
Revenues	$84.2	$77.5
Gross profit	$25.3	$25.2
Income from continuing operations	$5.4	$5.2
Net income	$5.4	$5.2

Note 13—Subsequent Events

On April 1, 2016, the Company's indirect wholly-owned subsidiary, Hyster-Yale Capital Holding Italy S.r.l. (“HY Italy”), acquired 100% of the outstanding shares of Penta Holding S.p.A. ("Penta") from its shareholders for an aggregate cash purchase price of €53.5 million (approximately $60.9 million as of April 1, 2016), which is inclusive of the value of the majority stake (50.43%) of Bolzoni owned by Penta, as increased by the amount of Penta's assets other than the Bolzoni majority stake, and reduced by the amount of Penta's liabilities.

Subsequent to the completion of the acquisition of Penta, HY Italy, in compliance with Italian law and CONSOB regulations, commenced the steps to launch a mandatory tender offer in Italy for all of the remaining outstanding shares of Bolzoni, with the intention to achieve the delisting of Bolzoni following completion of the mandatory tender offer and the processes related thereto.

On April 26, 2016, HY Italy purchased an additional 11.96% of Bolzoni's outstanding stock at a total aggregate price of €13.4 million (approximately $15.1 million as of April 26, 2016), bringing its total ownership in Bolzoni to 62.39%.

There can be no assurance HY Italy will be able to acquire 100% ownership of Bolzoni in the mandatory tender offer. The mandatory tender offer in Italy will not be made, directly or indirectly, in the United States of America, or by use of the mails, or any means or instrumentality (including, without limitation, facsimile transmission, telephone and internet) of interstate or foreign commerce of, or any facilities of any national securities exchange of, the United States.

This Quarterly Report on Form 10-Q does not constitute an extension into the United States of any offer mentioned in this Quarterly Report on Form 10-Q, nor does this Quarterly Report on Form 10-Q constitute nor form part of an offer to buy securities or the solicitation of an offer to sell securities in the United States or any other jurisdiction in which, or to any persons to whom, such offer or solicitation would be unlawful.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Hyster-Yale Materials Handling, Inc. and its subsidiaries ("Hyster-Yale" or the "Company"), including its operating company, Hyster-Yale Group, Inc. ("HYG"), is a leading designer, engineer, manufacturer, seller and servicer of a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, the Netherlands, the Philippines, Italy, Japan, Vietnam, Brazil and China.

The Company also operates Nuvera Fuel Cells, LLC. ("Nuvera"). Nuvera is an alternative-power technology company focused on fuel-cell stacks and related systems. Nuvera is also focused on supporting on-site hydrogen production and dispensing systems that are designed to deliver clean energy solutions to customers.

On April 1, 2016, the Company completed the indirect acquisition of the majority interest in Bolzoni S.p.A. ("Bolzoni"). Bolzoni, an Italian company whose shares are listed and traded on the STAR segment of the Italian stock Exchange ("Mercato Telematico Azionario") operated and managed by Borsa Italiana S.p.A., is a leading worldwide producer of attachments, forks and lift tables under the Bolzoni Auramo and Meyer brand names. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift-truck attachments and industrial material handling.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of Critical Accounting Policies and Estimates as disclosed on pages 14 through 17 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Critical Accounting Policies and Estimates have not materially changed since December 31, 2015.

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)
	MARCH 31
	2016	2015	% Change
Lift truck unit shipments (in thousands)
Americas	13.3	12.5	6.4%
EMEA	5.9	5.7	3.5%
JAPIC	1.3	1.7	(23.5)%
	20.5	19.9	3.0%
Revenues
Americas	$417.2	$415.9	0.3%
EMEA	147.0	157.6	(6.7)%
JAPIC	39.7	47.6	(16.6)%
Nuvera	0.3	1.2	(75.0)%
	$604.2	$622.3	(2.9)%
Gross profit (loss)
Americas	$72.2	$67.0	7.8%
EMEA	22.1	29.8	(25.8)%
JAPIC	4.2	6.9	(39.1)%
Nuvera	(0.6)	(0.8)	(25.0)%
	$97.9	$102.9	(4.9)%

	THREE MONTHS ENDED		Favorable / (Unfavorable)
	MARCH 31
	2016	2015	% Change
Selling, general and administrative expenses
Americas	$56.8	$49.8	(14.1)%
EMEA	20.1	21.1	4.7%
JAPIC	5.8	5.8	—%
Nuvera	5.5	5.2	(5.8)%
	$88.2	$81.9	(7.7)%
Operating profit (loss)
Americas	$15.4	$17.2	(10.5)%
EMEA	2.0	8.7	(77.0)%
JAPIC	(1.6)	1.1	(245.5)%
Nuvera	(6.1)	(6.0)	(1.7)%
	$9.7	$21.0	(53.8)%
Interest expense	$1.1	$1.0	(10.0)%
Other (income) expense	$(0.3)	$0.3	200.0%
Net income (loss) attributable to stockholders
Americas	$13.1	$9.2	42.4%
EMEA	1.4	7.3	(80.8)%
JAPIC	(0.8)	1.0	(180.0)%
Nuvera	(3.7)	(3.6)	(2.8)%
	$10.0	$13.9	(28.1)%
Diluted earnings per share	$0.61	$0.85	(28.2)%
Effective income tax rate	n.m.	28.9%
Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of March 31, 2016, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED
	MARCH 31
	2016	2015
Unit backlog, beginning of period	26.9	28.1
Unit shipments	(20.5)	(19.9)
Unit bookings	23.5	23.7
Unit backlog, end of period	29.9	31.9

The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED
	MARCH 31
	2016	2015
Bookings, approximate sales value	$490	$500
Backlog, approximate sales value	$670	$730

First Quarter of 2016 Compared with First Quarter of 2015

The following table identifies the components of change in revenues for the first quarter of 2016 compared with the first quarter of 2015:

Revenues
2015	$622.3
Increase (decrease) in 2016 from:
Foreign currency	(15.9)
Unit price	(4.1)
Unit volume and product mix	(1.2)
Other	1.9
Parts	1.2
2016	$604.2

Revenues decreased 2.9% to $604.2 million in the first quarter of 2016 from $622.3 million in the first quarter of 2015. The decrease was mainly due to the strong U.S. dollar during the first quarter of 2016 compared with the first quarter of 2015. Revenues were also unfavorably affected by lower deal-specific selling prices and a shift in sales to lower-priced lift trucks during the first quarter of 2016 compared with the first quarter of 2015. The decrease in revenues was partially offset by higher unit volume and favorable parts and other revenues during the first quarter of 2016.

Total shipments in the Americas increased in the first quarter of 2016 compared with the first quarter of 2015, although unit volume improvements in the Americas continue to be negatively affected by the depressed Brazil economy. Revenues in the Americas increased in the first quarter of 2016 from the first quarter of 2015 primarily as a result of the improvement in unit volumes, partially offset by a shift in trucks sold from higher-priced Class 5 trucks, including Big Trucks, to lower-priced Class 3 warehouse trucks and Class 4 internal combustion trucks and unfavorable currency movements of $5.9 million from the translation of sales into U.S. dollars, which strengthened against the Brazilian real. In addition, lower deal-specific pricing in North America, partially offset by price increases implemented in Brazil to offset the impact of the weak Brazilian real, also offset the increase in revenues.

EMEA's revenues declined in the first quarter of 2016 from the first quarter of 2015 mainly as a result of unfavorable currency movements of $8.7 million from the translation of sales into U.S. dollars, a shift in sales to lower-capacity lift trucks and the unfavorable effect of lower pricing of trucks. The decrease was partially offset by higher unit and parts volume in the first quarter of 2016 compared with the first quarter of 2015.

Revenues in JAPIC declined in the first quarter of 2016 compared with the first quarter of 2015. The decrease was primarily the result of lower unit shipments, a shift in sales to lower-priced products and unfavorable foreign currency movements of $1.3 million in the first quarter of 2016 compared with the first quarter of 2015.

The following table identifies the components of change in operating profit for the first quarter of 2016 compared with the first quarter of 2015:

Operating Profit
2015	$21.0
Decrease in 2016 from:
Selling, general and administrative expenses	(6.0)
Gross profit	(5.2)
Nuvera operations	(0.1)
2016	$9.7

The Company recognized operating profit of $9.7 million in the first quarter of 2016 compared with $21.0 million in the first quarter of 2015. The decrease in the lift truck business operating profit was primarily due to higher selling, general and administrative expenses, including acquisition-related costs, an estimated loss on recovery of assets for recourse obligations and higher employee-related expenses, including higher incentive compensation estimates and increased U.S. health care costs. Favorable foreign currency movements of $2.8 million partially offset the increase in selling, general and administrative expenses during the first quarter of 2016 compared with the first quarter of 2015. Gross profit decreased mainly as a result of unfavorable manufacturing variances, unfavorable foreign currency movements of $4.7 million, a shift in sales mix to lower-

margin lift trucks and the effect of lower pricing in the first quarter of 2016 compared with the first quarter of 2015. The decrease in gross profit was partially offset by continued material cost deflation of $10.5 million during the first quarter of 2016 compared with the first quarter of 2015.

Operating profit in the Americas decreased in the first quarter of 2016 compared with the first quarter of 2015 primarily as a result of higher selling, general and administrative expenses in the Americas primarily from $2.8 million of acquisition-related costs, a $2.8 million estimated loss on recovery of assets for recourse obligations and higher employee-related expenses, including higher incentive compensation estimates and increased U.S. health care costs. The increase in selling, general and administrative expenses was partially offset by improved gross profit in the Americas, including continued material cost deflation, foreign currency movements of $4.5 million and improved unit sales volume. These items were partially offset by unfavorable manufacturing variances, a shift in sales to lower-margin lift trucks and lower product pricing during the first quarter of 2016 compared with the first quarter of 2015.

Operating profit in EMEA and JAPIC declined in the first quarter of 2016 compared with the first quarter of 2015 mainly as a result of lower gross profit from unfavorable currency movements of $8.0 million and $1.2 million, respectively.

The Company recognized net income attributable to stockholders of $10.0 million in the first quarter of 2016 compared with $13.9 million in the first quarter of 2015. The decrease was primarily the result of the decline in operating profit, partially offset by a tax benefit of $4.0 million recognized in the first quarter of 2016 as a result of the acquisition of Bolzoni, for which the Company changed its previous reinvestment assertion. As a result of this change, all of the earnings of its European operations are now considered permanently reinvested and the previously provided deferred tax liability is no longer required. See Note 4 to the unaudited condensed consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2016	2015	Change
Operating activities:
Net income	$9.9	$14.0	$(4.1)
Depreciation and amortization	6.9	7.3	(0.4)
Other	1.3	2.4	(1.1)
Working capital changes	(36.4)	(27.1)	(9.3)
Net cash used for operating activities	(18.3)	(3.4)	(14.9)

Investing activities:
Expenditures for property, plant and equipment	(6.6)	(9.8)	3.2
Proceeds from the sale of assets	8.4	0.9	7.5
Other	—	0.9	(0.9)
Net cash provided by (used for) investing activities	1.8	(8.0)	9.8

Cash flow before financing activities	$(16.5)	$(11.4)	$(5.1)

Net cash used for operating activities increased $14.9 million in the first quarter of 2016 compared with the first quarter of 2015 primarily as a result of the change in working capital and lower net income. The change in working capital is mainly due to higher accounts receivable from a change in the timing of customer payments and a receivable recorded in the first quarter of 2016 related to recovery of assets for recourse obligations. This was partially offset by lower inventory levels from lower expected sales volume.

The change in net cash provided by (used for) investing activities during the first quarter of 2016 compared with the first quarter of 2015 is mainly the result of improvements made to manufacturing facilities in the Americas, of which $8.3 million were financed in 2016 through sales-leaseback transactions and are included on the line "Proceeds from the sale of assets."

	2016	2015	Change
Financing activities:
Net additions (reductions) of long-term debt and revolving credit agreements	$(0.4)	$4.0	$(4.4)
Cash dividends paid	(4.7)	(4.5)	(0.2)
Other	—	(0.1)	0.1
Net cash used for financing activities	$(5.1)	$(0.6)	$(4.5)

The increase in net cash used for financing activities during the first quarter of 2016 compared with the first quarter of 2015 was primarily due to lower borrowings under debt arrangements during the first quarter of 2016 compared with the first quarter of 2015.

Financing Activities

The Company has a $220.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in December 2018. There were no borrowings outstanding under the Facility at March 31, 2016. The excess availability under the Facility at March 31, 2016 was $214.0 million, which reflects reductions of $6.0 million for letters of credit. The Facility consists of a U.S. revolving credit facility of $120.0 million and a non-U.S. revolving credit facility of $100.0 million. The Facility can be increased up to $320.0 million over the term of the agreement in minimum increments of $25.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Facility was $490 million as of March 31, 2016.

Borrowings bear interest at a floating rate that can be a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective March 31, 2016, for U.S. base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margin, effective March 31, 2016, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable LIBOR interest rates under the Facility on March 31, 2016 were 1.94% and 1.50%, respectively, for the U.S. and non-U.S. facility including the applicable floating rate margin. The Facility also requires the payment of a fee of 0.375% per annum on the unused commitment as of March 31, 2016.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the borrowers subject to certain thresholds, as defined in the Facility and limits the payment of dividends. If the minimum availability threshold, as defined in the Facility, is greater than fifteen percent for both total and U.S. revolving credit facilities, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the Facility, is greater than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the domestic revolver commitments, as defined in the Facility. At March 31, 2016, the Company was in compliance with the covenants in the Facility.

The Company had other debt outstanding of approximately $34.5 million at March 31, 2016. In addition to the excess availability under the Facility, the Company had remaining availability of $31.1 million related to other non-U.S. revolving credit agreements.

The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in December 2018.

Contractual Obligations, Contingent Liabilities and Commitments

On April 1, 2016, the Company's indirect wholly-owned subsidiary, Hyster-Yale Capital Holding Italy S.r.l. (“HY Italy”), acquired 100% of the outstanding shares of Penta Holding S.p.A. ("Penta") from its shareholders for an aggregate cash purchase price of €53.5 million (approximately $60.9 million as of April 1, 2016), which is inclusive of the value of the majority stake (50.43%) of Bolzoni owned by Penta, as increased by the amount of Penta's assets other than the Bolzoni majority stake, and reduced by the amount of Penta's liabilities.

Subsequent to the completion of the acquisition of Penta, HY Italy, in compliance with Italian law and CONSOB regulations, commenced the steps to launch a mandatory tender offer in Italy for all of the remaining outstanding shares of Bolzoni, with the intention to achieve the delisting of Bolzoni following completion of the mandatory tender offer and the processes related thereto. The maximum amount to be paid pursuant to the applicable agreement, in the event that the remaining outstanding shares are tendered in Italy pursuant to the mandatory tender offer, will be €41.9 million. The mandatory tender offer is expected to be funded using cash on hand and borrowings under the Company’s credit facility.

On April 26, 2016, HY Italy purchased an additional 3,107,794 shares, or 11.96%, of Bolzoni's outstanding stock at a total aggregate price of €13.4 million (approximately $15.1 million as of April 26, 2016), bringing its total ownership in Bolzoni to 62.39%.

There can be no assurance HY Italy will be able to acquire 100% ownership of Bolzoni in the mandatory tender offer. The mandatory tender offer in Italy will not be made, directly or indirectly, in the United States of America, or by use of the mails, or any means or instrumentality (including, without limitation, facsimile transmission, telephone and internet) of interstate or foreign commerce of, or any facilities of any national securities exchange of, the United States.
This Quarterly Report on Form 10-Q does not constitute an extension into the United States of any offer mentioned in this Quarterly Report on Form 10-Q, nor does this Quarterly Report on Form 10-Q constitute nor form part of an offer to buy securities or the solicitation of an offer to sell securities in the United States or any other jurisdiction in which, or to any persons to whom, such offer or solicitation would be unlawful.
Since December 31, 2015, there have been no other significant changes in the total amount of the Company's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on pages 25 and 26 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Capital Expenditures

Expenditures for property, plant and equipment were $6.6 million during the first quarter of 2016. Capital expenditures are estimated to be an additional $49.2 million for the remainder of 2016. Planned expenditures for the remainder of 2016 are primarily for improvements at manufacturing locations, product development, manufacturing equipment and improvements to information technology infrastructure. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	MARCH 31 2016	DECEMBER 31 2015	Change
Cash and cash equivalents	$138.5	$155.1	$(16.6)
Other net tangible assets	416.9	357.1	59.8
Intangible assets	3.5	3.6	(0.1)
Net assets	558.9	515.8	43.1
Total debt	(63.0)	(53.1)	(9.9)
Total equity	$495.9	$462.7	$33.2
Debt to total capitalization	11%	10%	1%

OUTLOOK

Americas Outlook

In 2016, the Company expects the Americas market to decline moderately compared with 2015, including substantially reduced volumes in Brazil due to depressed market conditions. Along with an anticipated shift in sales to lower-priced units, these market conditions are expected to result in a modest decline in overall unit shipments and revenues in the Americas in 2016 compared with 2015. This decline in unit shipments is expected to be partially offset by an increase in North America and Latin America shipments from market share gains. Revenues in the first half of the year, and particularly the second quarter, are expected to decrease compared with 2015, primarily as a result of strong North America sales in the first half of 2015 due to a very large customer order secured in late 2014 that was shipped primarily in the second and third quarters of 2015.

Full-year 2016 operating profit in the Americas segment is expected to decrease compared with 2015. Expected benefits from favorable currency relationships based on current currency rates and anticipated improvements in Brazil's operating results are expected to be offset by higher employee-related operating expenses, increased professional fees related to the Bolzoni transaction and lower pricing of products. Operating profit in the first half of 2016 is expected to be substantially lower than the first half of 2015. This decline is expected to be partially offset by operating profit improvements in the second half of the year driven by increased unit volumes, particularly in the fourth quarter.

EMEA Outlook

During 2015, EMEA had currency hedges in place that mitigated the unfavorable effect of the strengthening U.S. dollar. However, as these hedges have expired, the new hedges have not been and are not expected to be as favorable, based on current currency rates, in offsetting increased U.S. dollar-based costs incurred. As a result, the strong U.S. dollar is expected to have a larger unfavorable impact on results in the remainder of 2016.

Markets in the EMEA segment are expected to continue to grow modestly in 2016 as moderate increases in Western Europe are expected to be partially offset by a decline in the Middle East and Africa market. Despite these anticipated market conditions, the Company expects unit shipments and revenues in EMEA to grow more favorably than the market as a result of market share gains. Parts revenues are also expected to increase for the 2016 full year. Nevertheless, operating profit in the EMEA segment is expected to decrease substantially in 2016 compared with 2015 as a result of the reduced favorability of the hedge contracts in place at current currency rates coupled with unfavorable currency movements, an anticipated shift in sales mix to lower-margin products and lower pricing of products.

JAPIC Outlook

The JAPIC segment market is expected to continue to weaken in 2016, predominantly due to lower demand in China and Japan partially offset by modest growth in certain other markets. Despite these anticipated market conditions and as a result of the continued execution of the Company's strategic initiatives, full-year shipments, as well as unit and parts revenues, are expected to increase compared with 2015. Shipments and operating results in the first half of 2016 are expected to be lower than the first half of 2015, particularly as a result of the weak first quarter, but are expected to be offset by improvements in the second half of the year, resulting in full year 2016 operating results comparable to 2015.

Overall Lift Truck Outlook

The overall global market is expected to decline modestly in 2016. Market growth in EMEA is expected to be more than offset by declines in the Americas and JAPIC markets. Despite these market conditions, unit shipments, revenues and parts sales are expected to increase in the remainder of 2016 compared with 2015. However, as a result of the lower first quarter 2016 revenues, which are not expected to be recouped in future quarters, revenues for full-year 2016 are expected to be down modestly compared with full-year 2015. In addition, the Company expects operating profit and net income in 2016 to be lower than in 2015 as the increases in unit and parts volumes are expected to be offset by higher operating expenses, lower pricing of products and an anticipated shift in sales mix to lift trucks with lower average profit margins. Substantially lower operating profit is anticipated in the first half of 2016, primarily as a result of the lower operating profit in the first quarter of 2016 combined with the previously projected second quarter decline, with improvements anticipated in the second half of the year as a result of healthy backlog levels.

Commodity costs declined throughout 2015 and in the first quarter of 2016 and are expected to continue to be favorable in the remainder of 2016. However, these commodities, including steel in particular, remain volatile and sensitive to changes in the global economy.

Cash flow before financing activities, excluding the impact of the Bolzoni transaction, is expected to be positive but substantially decline in 2016 compared with 2015.

The Company remains focused on gaining market share in its lift truck business over time by implementing the following key strategic initiatives: (1) enhancing its understanding of customer needs at the product and aftermarket levels, (2) driving for the lowest cost of ownership by utilizing the Company's understanding of customers' major cost drivers and developing solutions that consistently lower cost of ownership and create a differentiated competitive position, (3) strengthening independent distribution, (4) improving the Company's warehouse market position, (5) focusing on increased success in the Asia markets by offering products aimed at the needs of these markets, enhancing Asia distribution and focusing on strategic alliances with local partners, (6) enhancing its Big Truck market position and (7) strengthening its sales and marketing organization in all geographic regions.

The Company is also developing new products in many segments that are expected to support its market share growth. The new standard 2.0-3.0 ton Class 5 internal combustion engine lift truck line was introduced to the market in early April 2016 and is expected to be in production later this year.

Nuvera Outlook

Hyster-Yale believes that the fuel-cell market for lift trucks has significant growth potential. Accordingly, the commercialization of Nuvera's fuel-cell technology is one of the Company's key strategic initiatives. Early stages of production of Nuvera's PowerEdge® units, which can be substituted for lead-acid batteries in Class 1, 2 and 3 lift truck models, began in late 2015 and progress toward commercialization is expected to continue in 2016.

Nuvera expects to begin shipping PowerEdge® units in the first half of 2016. Customer interest in these products is high and production is expected to ramp up throughout 2016 as additional sales of PowerEdge® units are made. As a result, Nuvera expects to generate modest PowerEdge® unit revenues in the first half of 2016, which are expected to grow gradually over the course of the year as production accelerates and new units are sold. The Company believes its U.S. customers will qualify for the 30% Federal Energy Credit on these PowerEdge® units, which would allow those customers to realize a lower after-tax cost in 2016. The tax credit currently expires at the end of 2016. Political support to extend this credit has improved recently but is uncertain given the current political and federal budget environment.

Nuvera expects to continue to focus on commercializing its fuel-cell technology, integrating this technology into the Hyster® and Yale® lift truck product ranges and expanding its product line, while also increasing its focus on reducing manufacturing costs per unit as production increases. As a result of the costs to implement these programs, Nuvera expects to generate an operating loss in 2016 of approximately $24 to $27 million. Nuvera has an objective of reaching a quarterly break-even operating profit by the end of 2017 or early 2018 on a run rate of approximately 700 PowerEdge® and ten PowerTap® units per quarter at target margins. Nuvera is also exploring a number of partnership opportunities which would be complementary to its core operating plan and which could potentially accelerate achievement of break-even results.

The Company believes the commercialization of the Nuvera fuel-cell-related technologies is an investment that will reinforce the Company’s core strategies and help drive further lift truck unit market share growth, as well as meet customer needs. It also provides the Company with the ability to expand its offering of best-in-class energy solutions to customers by integrating fuel cells with lift trucks in a way that is expected to optimize the performance and energy efficiency of the combined system. This also adds another power solution to what Hyster-Yale already believes is a market-leading complement of power solutions for lift trucks, which now includes lead-acid and lithium-ion battery and hydrogen fuel-cell-powered electric trucks, as well as a range of internal combustion engine-powered products. This, in conjunction with the Company's capability to provide full life cycle maintenance, service and fueling requirements, is expected to provide the Company with an opportunity to meet customers' needs, drive market share, enhance margins and offer a low overall cost of ownership alternative.

Nuvera's PowerTap® hydrogen generator appliance, which produces fuel-cell grade hydrogen, is in commercial production and has an expanding list of customers in several applications.

The Company believes the combination of Nuvera’s technology and innovative culture with the lift truck business’ supply chain, manufacturing and distribution expertise will help ensure the rapid commercialization and production ramp-up of Nuvera’s products, as well as help reduce the manufacturing costs per unit as production increases.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) reduction in demand for lift trucks and related aftermarket parts and service on a global basis, (2) the ability of dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (3) the political and economic uncertainties in Eastern Europe and Brazil, (4) customer acceptance of pricing, (5) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (6) exchange rate fluctuations, changes in non-U.S. import tariffs and monetary policies and other changes in the regulatory climate in the non-U.S. countries in which the Company operates and/or sells products, (7) delays in manufacturing and delivery schedules, (8) bankruptcy of or loss of major dealers, retail customers or suppliers, (9) customer acceptance of, changes in the costs of, or delays in the development of new products, (10) introduction of new products by, or more favorable product pricing offered by, competitors, (11) product liability or other litigation, warranty claims or returns of products, (12) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (13) changes mandated by federal, state and other regulation, including health, safety or environmental legislation, (14) the successful commercialization of Nuvera's technology, (15) the introduction of a more accepted product to the market by a competitor, making the Nuvera technology less marketable, (16) competing offers for Bolzoni, (17) changes in the conditions affecting the industries in which the Company or Bolzoni operate, (18) the successful integration of Bolzoni’s operations and employees, and (19) other factors that may affect Bolzoni and are described under the heading "Principal Risks and Uncertainties" in Bolzoni's Annual Report for the year ended December 31, 2015 and its Quarterly Reports.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 30, 31 and F-23 through F-26 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the Company's derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2015.

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

Changes in internal control over financial reporting: During the first quarter of 2016, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A    Risk Factors
There have been no material changes from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 in the Section entitled "Risk Factors."

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
Not applicable

Item 5    Other Information
None

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 30 of this Quarterly Report on Form 10-Q for the period ended March 31, 2016.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.

Date:	April 27, 2016	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

2.1
Purchase Agreement, dated February 14, 2016, by and among Hyster-Yale Materials Handling, Inc., as Purchaser, and Emilio Bolzoni, Roberto Scotti, Franco Bolzoni, Paolo Mazzoni and Pier Luigi Magnelli, as Sellers is incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 14, 2016.

2.2
Amendment Agreement, dated April 1, 2016, by and among Hyster-Yale Capital Holding Italy S.r.l., as Purchaser, and Emilio Bolzoni, Roberto Scotti, Franco Bolzoni, Paolo Mazzoni and Pier Luigi Magnelli, as Sellers is incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated April 1, 2016.

10.1
Guarantee Agreement, dated March 1, 2016, by Hyster-Yale Materials Handling, Inc. in favor of Wells Fargo Financial Leasing, Inc. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 1, 2016.

10.2
Guarantee Agreement, dated March 1, 2016, by Hyster-Yale Group, Inc. in favor of Wells Fargo Financial Leasing, Inc. is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated March 1, 2016.

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