Form 10-Q
period 2016-06-30
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2016-08-08
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at August 4, 2016: 12,455,338
Number of shares of Class B Common Stock outstanding at August 4, 2016: 3,930,810

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2016	DECEMBER 31 2015
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$51.5	$155.1
Accounts receivable, net	360.0	324.1
Inventories, net	345.8	304.6
Prepaid expenses and other	57.0	35.1
Total Current Assets	814.3	818.9
Property, Plant and Equipment, Net	232.7	184.5
Intangible Assets, Net	60.0	3.6
Goodwill	61.4	—
Deferred Income Taxes	26.4	32.7
Investment in Unconsolidated Affiliates	46.2	42.9
Other Non-current Assets	26.6	13.3
Total Assets	$1,267.6	$1,095.9
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$322.3	$279.6
Accounts payable, affiliate	16.4	15.8
Revolving credit facilities	13.1	—
Current maturities of long-term debt	51.0	33.5
Accrued payroll	33.3	47.7
Accrued warranty obligations	31.6	29.1
Other current liabilities	94.9	99.5
Total Current Liabilities	562.6	505.2
Long-term Debt	86.5	19.6
Self-insurance Liabilities	18.5	17.5
Pension Obligations	19.3	22.3
Deferred Income Taxes	12.6	—
Other Long-term Liabilities	66.7	68.6
Total Liabilities	766.2	633.2
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 12,450,068 shares outstanding (2015 - 12,377,994 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,931,879 shares outstanding (2015 - 3,945,822 shares outstanding)	0.1	0.1
Capital in excess of par value	318.1	320.3
Treasury stock	(37.6)	(42.5)
Retained earnings	345.5	336.7
Accumulated other comprehensive loss	(133.0)	(153.9)
Total Stockholders' Equity	493.2	460.8
Noncontrolling Interests	8.2	1.9
Total Equity	501.4	462.7
Total Liabilities and Equity	$1,267.6	$1,095.9

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2016	2015	2016	2015
	(In millions, except per share data)
Revenues	$645.6	$658.7	$1,249.8	$1,281.0
Cost of sales	531.6	548.1	1,037.9	1,067.5
Gross Profit	114.0	110.6	211.9	213.5
Operating Expenses
Selling, general and administrative expenses	102.6	83.3	190.8	165.2
Operating Profit	11.4	27.3	21.1	48.3
Other (income) expense
Interest expense	2.0	1.3	3.1	2.3
Income from unconsolidated affiliates	(1.7)	(1.4)	(3.0)	(2.5)
Other	(0.7)	—	0.3	1.4
	(0.4)	(0.1)	0.4	1.2
Income Before Income Taxes	11.8	27.4	20.7	47.1
Income tax provision	3.5	4.6	2.5	10.3
Net Income	8.3	22.8	18.2	36.8
Net (income) loss attributable to noncontrolling interests	—	(0.1)	0.1	(0.2)
Net Income Attributable to Stockholders	$8.3	$22.7	$18.3	$36.6

Basic Earnings per Share	$0.51	$1.39	$1.12	$2.25
Diluted Earnings per Share	$0.51	$1.39	$1.12	$2.24

Dividends per Share	$0.2950	$0.2850	$0.5800	$0.5600

Basic Weighted Average Shares Outstanding	16.381	16.315	16.365	16.294
Diluted Weighted Average Shares Outstanding	16.420	16.351	16.410	16.342

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2016	2015	2016	2015
	(In millions)
Net Income	$8.3	$22.8	$18.2	$36.8
Other comprehensive income (loss)
Foreign currency translation adjustment	(2.7)	10.2	14.6	(30.1)
Current period cash flow hedging activity	(2.2)	4.4	5.5	(0.2)
Reclassification of hedging activities into earnings	(0.7)	1.2	(0.2)	1.2
Reclassification of pension into earnings	0.4	0.6	1.0	1.2
Comprehensive Income (Loss)	$3.1	$39.2	$39.1	$8.9
Other comprehensive (income) loss attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests	—	(0.1)	0.1	(0.2)
Foreign currency translation adjustment attributable to noncontrolling interests	(1.0)	—	(1.0)	—
Comprehensive Income (Loss) Attributable to Stockholders	$2.1	$39.1	$38.2	$8.7

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2016	2015
	(In millions)
Operating Activities
Net income	$18.2	$36.8
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	17.1	14.9
Amortization of deferred financing fees	0.5	0.6
Deferred income taxes	1.1	(2.8)
Stock-based compensation	2.7	2.3
Dividends from unconsolidated affiliates	5.1	2.5
Other non-current liabilities	(2.2)	0.2
Other	(11.5)	(2.1)
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	(11.3)	(1.3)
Inventories	(5.4)	(17.5)
Other current assets	(9.2)	(1.7)
Accounts payable	9.0	(23.5)
Other current liabilities	(37.0)	(11.2)
Net cash used for operating activities	(22.9)	(2.8)

Investing Activities
Expenditures for property, plant and equipment	(17.2)	(18.7)
Proceeds from the sale of assets	8.7	8.1
Business acquisitions, net of cash acquired	(107.7)	—
Other	—	0.9
Net cash used for investing activities	(116.2)	(9.7)

Financing Activities
Additions to long-term debt	19.2	31.1
Reductions of long-term debt	(20.2)	(16.3)
Net change to revolving credit agreements	43.3	—
Cash dividends paid	(9.5)	(9.2)
Cash dividends paid to noncontrolling interest	(0.2)	—
Financing fees paid	(1.6)	—
Purchase of treasury stock	—	(0.1)
Net cash provided by financing activities	31.0	5.5

Effect of exchange rate changes on cash	4.5	(5.3)

Cash and Cash Equivalents
Decrease for the period	(103.6)	(12.3)
Balance at the beginning of the period	155.1	111.4
Balance at the end of the period	$51.5	$99.1

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance, January 1, 2015	$0.1	$0.1	$(49.1)	$324.1	$280.4	$(40.4)	$(2.0)	$(58.7)	$454.5	$1.5	$456.0
Stock-based compensation	—	—	—	2.3	—	—	—	—	2.3	—	2.3
Stock issued under stock compensation plans	—	—	6.1	(6.1)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	36.6	—	—	—	36.6	0.2	36.8
Cash dividends on common stock	—	—	—	—	(9.2)	—	—	—	(9.2)	—	(9.2)
Current period other comprehensive income (loss)	—	—	—	—	—	(30.1)	(0.2)	—	(30.3)	—	(30.3)
Reclassification adjustment to net income	—	—	—	—	—	—	1.2	1.2	2.4	—	2.4
Balance, June 30, 2015	$0.1	$0.1	$(43.1)	$320.3	$307.8	$(70.5)	$(1.0)	$(57.5)	$456.2	$1.7	$457.9

Balance, January 1, 2016	$0.1	$0.1	$(42.5)	$320.3	$336.7	$(90.1)	$(4.0)	$(59.8)	$460.8	$1.9	$462.7
Stock-based compensation	—	—	—	2.7	—	—	—	—	2.7	—	2.7
Stock issued under stock compensation plans	—	—	4.9	(4.9)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	18.3	—	—	—	18.3	(0.1)	18.2
Cash dividends on common stock	—	—	—	—	(9.5)	—	—	—	(9.5)	—	(9.5)
Current period other comprehensive income (loss)	—	—	—	—	—	14.6	5.5	—	20.1	—	20.1
Reclassification adjustment to net income	—	—	—	—	—	—	(0.2)	1.0	0.8	—	0.8
Acquisition of Bolzoni	—	—	—	—	—	—	—	—	—	69.8	69.8
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	(62.2)	(62.2)
Cash dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Balance, June 30, 2016	$0.1	$0.1	$(37.6)	$318.1	$345.5	$(75.5)	$1.3	$(58.8)	$493.2	$8.2	$501.4

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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

The Company also operates Nuvera Fuel Cells, LLC ("Nuvera"). Nuvera is an alternative-power technology company focused on fuel-cell stacks and related systems. Nuvera is also focused on supporting on-site hydrogen production and dispensing systems that are designed to deliver clean energy solutions to customers.

On April 1, 2016, the Company completed the indirect acquisition of the majority interest in Bolzoni S.p.A. ("Bolzoni"). On July 6, 2016, the Company completed the acquisition of the remaining outstanding interest in Bolzoni. Bolzoni is a leading worldwide producer of attachments, forks and lift tables under the Bolzoni Auramo and Meyer brand names. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift-truck attachments and industrial material handling. See Note 14 to the unaudited condensed consolidated financial statements for additional information.

Investments in Sumitomo NACCO Forklift Co., Ltd. (“SN”), a 50%-owned joint venture, and HYG Financial Services, Inc. ("HYGFS"), a 20%-owned joint venture, are accounted for by the equity method. SN operates manufacturing facilities in Japan, the Philippines and Vietnam from which the Company purchases certain components, service parts and lift trucks. Sumitomo Heavy Industries, Ltd. ("Sumitomo") owns the remaining 50% interest in SN. Each stockholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo prior to a vote of SN’s board of directors. HYGFS is a joint venture with Wells Fargo Financial Leasing, Inc. (“WF”), formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. National Account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The Company’s percentage share of the net income or loss from these equity investments is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” portion of the unaudited condensed consolidated statements of operations.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2016 and the results of its operations for the three and six months ended June 30, 2016 and 2015 and the results of its cash flows and changes in equity for the six months ended June 30, 2016 and 2015 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (Subsequent ASUs have been issued in 2016 to update or clarify this guidance)
The new guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. (Subsequent ASUs have been issued in 2016 to update or clarify this guidance).
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
		January 1, 2018	The Company is currently evaluating the adoption and the effect on its financial position, results of operations, cash flows and related disclosures.
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
		January 1, 2018	The Company is currently evaluating the adoption and the effect on its financial position, results of operations, cash flows and related disclosures.
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
ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326)
The guidance eliminates the probable initial recognition threshold and requires an entity to reflect it's current estimate of all expected credit losses. The guidance also requires additional disclosures in certain circumstances.
		January 1, 2020	The Company is currently evaluating the alternative methods of adoption and the effect on its financial position, results of operations, cash flows and related disclosures.

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

The Company reports the results of Nuvera as a separate segment. In addition, on April 1, 2016, the Company acquired a majority interest in Bolzoni, which is also reported as a separate segment. Given the timing and complexity of the acquisition, the presentation of Bolzoni in the financial statements, including the allocation of the purchase price, is preliminary and will likely change in future periods, perhaps significantly as fair value estimates of the assets acquired and liabilities assumed are refined during the measurement period. The Company will complete the purchase price allocation no later than the first quarter of 2017. See Note 14 to the unaudited condensed consolidated financial statements for additional information.

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2016	2015	2016	2015
Revenues from external customers
Americas	$411.8	$463.9	$829.0	$879.8
EMEA	155.6	146.2	302.6	303.8
JAPIC	39.1	48.2	78.8	95.8
Lift truck business	606.5	658.3	1,210.4	1,279.4
Bolzoni	38.9	—	38.9	—
Nuvera	0.2	0.4	0.5	1.6
Total	$645.6	$658.7	$1,249.8	$1,281.0
Gross profit (loss)
Americas	$72.8	$79.9	$145.0	$146.9
EMEA	24.3	25.1	46.4	54.9
JAPIC	4.5	6.0	8.7	12.9
Lift truck business	101.6	111.0	200.1	214.7
Bolzoni	12.8	—	12.8	—
Nuvera	(0.4)	(0.4)	(1.0)	(1.2)
Total	$114.0	$110.6	$211.9	$213.5
Operating profit (loss)
Americas	$16.3	$31.2	$31.7	$48.4
EMEA	3.6	3.3	5.6	12.0
JAPIC	(0.9)	(1.3)	(2.5)	(0.2)
Lift truck business	19.0	33.2	34.8	60.2
Bolzoni	0.7	—	0.7	—
Nuvera	(8.3)	(5.9)	(14.4)	(11.9)
Total	$11.4	$27.3	$21.1	$48.3
Net income (loss) attributable to stockholders
Americas	$9.9	$24.4	$23.0	$33.6
EMEA	3.1	2.6	4.5	9.9
JAPIC	0.1	(0.8)	(0.7)	0.2
Lift truck business	13.1	26.2	26.8	43.7
Bolzoni	0.1	—	0.1	—
Nuvera	(4.9)	(3.5)	(8.6)	(7.1)
Total	$8.3	$22.7	$18.3	$36.6

	JUNE 30 2016		DECEMBER 31 2015
Total assets
Americas	$816.2		$680.7
EMEA	434.9		412.0
JAPIC	126.6		140.6
Eliminations	(199.0)		(130.9)
Lift truck business	1,178.7		1,102.4
Bolzoni	228.9		—
Nuvera	27.2		17.4
Eliminations	(167.2)		(23.9)
Total	$1,267.6		$1,095.9

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

A reconciliation of the consolidated federal statutory to effective income tax is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2016	2015	2016	2015
Income before income taxes	$11.8	$27.4	$20.7	$47.1
Statutory taxes at 35%	$4.1	$9.6	$7.2	$16.5
Permanent adjustments:
Non-U.S. rate differences	(1.9)	(2.3)	(2.7)	(3.8)
Equity interest earnings	(0.5)	(0.3)	(0.7)	(0.6)
Valuation allowance	0.3	—	0.5	—
Federal tax credits	(0.4)	—	(0.5)	—
State income taxes	—	0.8	0.2	1.2
Other	0.1	0.2	0.2	0.2
	$(2.4)	$(1.6)	$(3.0)	$(3.0)
Discrete items	$1.8	$(3.4)	$(1.7)	$(3.2)
Income tax provision	$3.5	$4.6	$2.5	$10.3
Effective income tax rate	29.7%	16.8%	12.1%	21.9%

During the second quarter of 2016, the Company recognized a discrete tax expense of $1.6 million related to non-deductible acquisition expenses.

In addition, during the first quarter of 2016, the Company recognized a discrete tax benefit of $4.0 million. As a result of the acquisition of Bolzoni, the Company changed its previous reinvestment assertion. As a result of this change, all of the earnings of its European operations are now considered permanently reinvested and the previously provided deferred tax liability is no longer required.

During the second quarter of 2015, the Company recognized a discrete tax benefit of $3.7 million from an internal sale of a subsidiary between consolidated companies resulting in the repatriation of non-U.S. accumulated earnings taxed at higher rates.

In August 2016, the Company received a notice of approval from the Italian Tax Authority, and now believes it is more likely than not that deferred tax assets of approximately $3.0 million to $3.5 million will be realized in the foreseeable future. Accordingly, the valuation allowance previously applied against the Company's Italian deferred tax assets is expected to be released in the third quarter of 2016.

Note 5—Reclassifications from OCI

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI				Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2016	2015	2016	2015
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$0.7	$(3.0)	$(0.9)	$(4.4)	Cost of sales
Total before tax	0.7	(3.0)	(0.9)	(4.4)	Income before income taxes
Tax benefit	—	1.8	1.1	3.2	Income tax provision
Net of tax	$0.7	$(1.2)	$0.2	$(1.2)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(0.8)	$(0.9)	$(1.6)	$(1.8)	(a)
Prior service credit	0.1	0.1	0.2	0.2	(a)
Transition liability	—	(0.1)	—	(0.1)	(a)
Total before tax	(0.7)	(0.9)	(1.4)	(1.7)	Income before income taxes
Tax benefit	0.3	0.3	0.4	0.5	Income tax provision
Net of tax	$(0.4)	$(0.6)	$(1.0)	$(1.2)	Net income
Total reclassifications for the period	$0.3	$(1.8)	$(0.8)	$(2.4)
(a) These OCI components are included in the computation of net pension cost (see Note 7 for additional details).

Note 6—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At June 30, 2016, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $124.2 million. At December 31, 2015, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $32.1 million.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $652.0 million at June 30, 2016, primarily denominated in euros, U.S. dollars, Japanese yen, Swedish kroner, British pounds and Mexican pesos. The Company held forward foreign currency exchange contracts with total notional amounts of $634.7 million at December 31, 2015, primarily denominated in euros, U.S. dollars, Japanese yen, Swedish kroner, British pounds, Mexican pesos and Australian dollars. The fair value of these contracts approximated a net asset of $1.0 million and a net liability of $8.8 million at June 30, 2016 and December 31, 2015, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2016, $1.2 million of the amount included in OCI is expected to be reclassified as a gain into the unaudited condensed consolidated statement of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company held interest rate contracts with a total notional amount of $100.0 million at June 30, 2016. The fair value of interest rate swap agreements was a net liability of $2.1 million and $0.3 million at June 30, 2016 and December 31, 2015, respectively.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	JUNE 30 2016	DECEMBER 31 2015	Balance Sheet Location	JUNE 30 2016	DECEMBER 31 2015
Derivatives designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	$6.3	$2.5	Prepaid expenses and other	$4.9	$0.6
	Other current liabilities	0.9	3.2	Other current liabilities	1.3	10.9
Long-term	Other non-current assets	1.2	—	Other long-term liabilities	1.4	2.1
Total derivatives designated as hedging instruments		$8.4	$5.7		$7.6	$13.6
Derivatives not designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$0.8	$0.6
Long-term	Other non-current assets	—	0.3	Other long-term liabilities	1.3	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	2.7	1.1	Prepaid expenses and other	1.1	0.3
	Other current liabilities	0.7	1.9	Other current liabilities	2.1	3.6
Total derivatives not designated as hedging instruments		$3.4	$3.3		$5.3	$4.5
Total derivatives		$11.8	$9.0		$12.9	$18.1

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of June 30, 2016				Derivative Liabilities as of June 30, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$2.1	$—	$2.1	$2.1
Foreign currency exchange contracts	4.2	(3.2)	1.0	1.0	3.2	(3.2)	—	—
Total derivatives	$4.2	$(3.2)	$1.0	$1.0	$5.3	$(3.2)	$2.1	$2.1

	Derivative Assets as of December 31, 2015				Derivative Liabilities as of December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$0.3	$(0.3)	$—	$—	$0.6	$(0.3)	$0.3	$0.3
Foreign currency exchange contracts	2.7	(2.7)	—	—	11.5	(2.7)	8.8	8.8
Total derivatives	$3.0	$(3.0)	$—	$—	$12.1	$(3.0)	$9.1	$9.1

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	THREE MONTHS ENDED		SIX MONTHS ENDED			THREE MONTHS ENDED		SIX MONTHS ENDED			THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30					JUNE 30					JUNE 30
Derivatives designated as hedging instruments	2016	2015	2016	2015		2016	2015	2016	2015		2016	2015	2016	2015
Cash Flow Hedges
Foreign currency exchange contracts	$(4.6)	$8.3	$8.4	$(2.9)	Cost of sales	$0.7	$(3.0)	$(0.9)	$(4.4)	Cost of sales	$(0.1)	$—	$(0.1)	$—
Total	$(4.6)	$8.3	$8.4	$(2.9)		$0.7	$(3.0)	$(0.9)	$(4.4)		$(0.1)	$—	$(0.1)	$—

											Amount of Gain or (Loss) Recognized in Income on Derivative
											THREE MONTHS ENDED		SIX MONTHS ENDED
											JUNE 30
Derivatives Not Designated as Hedging Instruments										Location of Gain or (Loss) Recognized in Income on Derivative	2016	2015	2016	2015
Cash Flow Hedges
Interest rate swap agreements										Other	$—	$0.4	$(1.5)	$(0.6)
Foreign currency exchange contracts										Cost of sales	0.1	1.8	0.5	(0.3)
Total											$0.1	$2.2	$(1.0)	$(0.9)

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

The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2016	2015	2016	2015
U.S. Pension
Service cost	$—	$—	$—	$—
Interest cost	0.8	0.8	1.5	1.5
Expected return on plan assets	(1.2)	(1.5)	(2.4)	(2.8)
Amortization of actuarial loss	0.4	0.4	0.8	0.8
Amortization of prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Total	$(0.1)	$(0.4)	$(0.3)	$(0.7)
Non-U.S. Pension
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	1.3	1.4	2.6	2.8
Expected return on plan assets	(2.3)	(2.5)	(4.6)	(4.8)
Amortization of actuarial loss	0.4	0.5	0.8	1.0
Amortization of transition liability	—	0.1	—	0.1
Total	$(0.5)	$(0.4)	$(1.1)	$(0.8)

Note 8—Inventories

Inventories are summarized as follows:

	JUNE 30 2016	DECEMBER 31 2015
Finished goods and service parts	$179.7	$153.0
Raw materials and work in process	205.5	192.0
Total manufactured inventories	385.2	345.0
LIFO reserve	(39.4)	(40.4)
Total inventory	$345.8	$304.6

The cost of certain manufactured inventories, including service parts, has been determined using the last-in-first-out (“LIFO”) method. At June 30, 2016 and December 31, 2015, 51% and 58%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

Note 9—Current and Long-Term Financing

On April 28, 2016, the Company amended and restated its revolving credit facility to provide for a $240.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in April 2021. There was $43.0 million outstanding under the facility at June 30, 2016. The excess availability under the Facility, at June 30, 2016, was $185.5 million, which reflects reductions of $11.5 million for letters of credit and other restrictions. The Facility consists of a U.S. revolving credit facility in the initial amount of $140.0 million and a non-U.S. revolving credit facility in the initial amount of $100.0 million. The Facility can be increased up to $340.0 million over the term of the agreement in minimum increments of $10.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Facility was $510 million as of June 30, 2016.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective June 30, 2016, for U.S. base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margins, effective June 30, 2016, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable LIBOR interest rates under the Facility on June 30, 2016 were 1.94% and 1.50%, respectively, for the U.S. and non-U.S. facility including the applicable floating rate margin. The interest rate under the Facility on June 30, 2016 was 2.85% including the applicable floating rate margin. The Facility also requires the payment of a fee of 0.350% per annum on the unused commitment as of June 30, 2016.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as defined in the Facility, and limits the payment of dividends. If the minimum availability threshold, as defined in the Facility, is greater than fifteen percent and less than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the Facility, is greater than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the U.S. revolver commitments, as defined in the Facility. At June 30, 2016, the Company was in compliance with the covenants in the Facility.

The Company had other debt outstanding, excluding capital leases, of approximately $81.2 million at June 30, 2016, which includes the outstanding debt of Bolzoni.

During 2016, the Company incurred fees and expenses of $1.6 million related to the Facility. These fees were deferred and are being amortized as interest expense over the term of the Facility.

Note 10—Product Warranties

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

In addition, the Company sells separately-priced extended warranty agreements for its lift trucks, which generally provide a warranty for an additional two to five years or up to 2,400 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2016
Balance at January 1	$55.5
Current year warranty expense	18.7
Change in estimate related to pre-existing warranties	(3.8)
Payments made	(16.1)
Foreign currency effect	0.2
Balance at June 30	$54.5

Note 11—Contingencies

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

Note 12—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at June 30, 2016 and December 31, 2015 were $150.6 million and $168.6 million, respectively. As of June 30, 2016, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at June 30, 2016 was approximately $191.1 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of June 30, 2016, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $34.3 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $8.3 million as of June 30, 2016. The $34.3 million is included in the $150.6 million of total amounts subject to recourse or repurchase obligations at June 30, 2016.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At June 30, 2016, approximately $134.6 million of the Company's total recourse or repurchase obligations of $150.6 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At June 30, 2016, loans from WF to HYGFS totaled $1.0 billion. Although the Company’s contractual guarantee was $204.8 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $134.6 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $183.1 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $218.0 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at June 30, 2016:

	HYGFS	Total
Total recourse or repurchase obligations	$134.6	$150.6
Less: exposure limited for certain dealers	34.3	34.3
Plus: 7.5% of original loan balance	8.3	8.3
	108.6	124.6
Incremental obligation related to guarantee to WF	183.1	183.1
Total exposure related to guarantees	$291.7	$307.7

Note 13—Equity Investments

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

The Company's percentage share of the net income or loss from its equity investments in HYGFS and SN is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” section of the unaudited condensed consolidated statements of operations. The Company's equity investments are included on the line “Investment in Unconsolidated Affiliates” in the unaudited condensed consolidated balance sheets. At June 30, 2016 and December 31, 2015, the Company's investment in HYGFS was $11.8 million and $14.8 million, respectively. The Company's investment in SN was $34.0 million and $28.1 million at June 30, 2016 and December 31, 2015, respectively.

Summarized financial information for these two equity investments is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2016	2015	2016	2015
Revenues	$85.6	$79.5	$169.8	$157.0
Gross profit	$26.5	$23.2	$51.8	$48.4
Income from continuing operations	$5.7	$4.8	$11.1	$10.0
Net income	$5.7	$4.8	$11.1	$10.0

Note 14—Acquisitions

On April 1, 2016, the Company's indirect wholly-owned subsidiary, Hyster-Yale Capital Holding Italy S.r.l. (“HY Italy”), acquired 100% of the outstanding shares of Penta Holding S.p.A. ("Penta") from its shareholders for an aggregate cash purchase price of €53.5 million (approximately $60.9 million as of April 1, 2016), which includes the value of the majority stake (approximately 50.5%) of Bolzoni owned by Penta, as well as Penta's other assets and other liabilities.

Subsequent to the completion of the acquisition of Penta, HY Italy, in compliance with Italian law and CONSOB regulations, commenced the steps to launch a mandatory tender offer in Italy for all of the remaining outstanding shares of Bolzoni, with the intention to achieve the delisting of Bolzoni following completion of the mandatory tender offer and the processes related thereto.

On April 26, 2016, HY Italy purchased approximately 12.0% of additional Bolzoni outstanding stock at a total aggregate price of €13.4 million (approximately $15.1 million as of April 26, 2016), bringing its total ownership in Bolzoni to approximately 62.5%.

During the regular tender period of the mandatory tender offer, HY Italy acquired approximately 31.5% of additional Bolzoni share capital for an aggregate cash price of €35.2 million (approximately $39.5 million at June 3, 2016, the payment date), bringing its total ownership in Bolzoni to approximately 94.0%.

During the procedure to fulfill the obligation to purchase the remaining shares, HY Italy acquired approximately 3.0% of additional Bolzoni share capital for €3.4 million (approximately $3.8 million on July 1, 2016), bringing its total ownership in Bolzoni to approximately 97.0%.

Since HY Italy’s stake in Bolzoni was greater than 95%, HY Italy, pursuant to Italian law and CONSOB regulations, exercised its right to purchase all of the remaining outstanding Bolzoni shares. On July 6, 2016, HY Italy acquired the remaining outstanding shares of Bolzoni for €3.4 million (approximately $3.8 million on July 6, 2016) and Bolzoni was delisted from the Italian stock exchange. The acquisition of Bolzoni was funded using cash on hand and borrowings under the Facility.

The acquisition of Bolzoni adds a broader range of forklift truck attachments, forks and lift tables to the Company's suite of products and provides an important platform for additional growth. The acquisition of Bolzoni has been accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. Acquisition accounting is dependent upon certain valuations and other studies that have yet to progress to a stage where there is sufficient information for a definitive measurement. The process of estimating the fair values of intangible assets and certain tangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates.

Given the timing and complexity of the Bolzoni acquisition, the allocation of the purchase price is preliminary and will likely change in future periods, perhaps significantly as fair value estimates of the assets acquired and liabilities assumed are refined during the measurement period. The Company will complete the purchase price allocation no later than the first quarter of 2017.

The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed of Bolzoni as of April 1, 2016:

Cash	$8.0
Accounts receivable	34.0
Inventories	29.3
Property, plant and equipment	44.1
Intangible Assets	51.4
Other assets	0.5
Total assets acquired	$167.3
Accounts payable	32.7
Total debt	44.3
Long-term deferred tax liabilities	13.3
Other liabilities	6.6
Total liabilities assumed	$96.9
Noncontrolling interest	6.6
Net assets acquired	$63.8
Initial purchase price	$60.9
Interest acquired in mandatory tender offer	$63.2
Goodwill	$60.3

Acquired intangible assets were based on the estimated fair value of customer relationships, trademarks, engineering drawings, patents and non-compete agreements on the acquisition date. The allocation of the purchase price is preliminary and will likely change in future periods, perhaps significantly as fair value estimates of the assets acquired and liabilities assumed are refined during the measurement period. In addition, the assignment of acquired goodwill to reporting units has not been determined. The results of Bolzoni’s operations have been included in the consolidated financial statements since the acquisition date and are reflected in the Bolzoni segment.

The Company also recognized $5.7 million of acquisition-related costs during 2016, which is included in the Americas segment. These costs are included in the line “Selling, general and administrative expenses” in the Consolidated Statement of Operations.

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

On April 1, 2016, the Company completed the indirect acquisition of the majority interest in Bolzoni S.p.A. ("Bolzoni"). On July 6, 2016, the Company completed the acquisition of the remaining outstanding interest in Bolzoni. Bolzoni is a leading worldwide producer of attachments, forks and lift tables under the Bolzoni Auramo and Meyer brand names. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift-truck attachments and industrial material handling. See Note 14 to the unaudited condensed consolidated financial statements for additional information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of Critical Accounting Policies and Estimates as disclosed on pages 14 through 17 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Except as noted below, Critical Accounting Policies and Estimates have not materially changed since December 31, 2015.

Intangible assets, including Goodwill: The Company is required to test indefinite-lived intangibles, including goodwill for impairment at least annually. To test for impairment, the Company is required to perform a qualitative assessment that requires management judgment and the use of estimates to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, the Company proceeds to a two-step process to test indefinite-lived assets including goodwill for impairment, including comparing the estimate of the fair value of each of its reporting units to its carrying value. Fair value is estimated using standard valuation methodologies (principally the income approach) incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Estimates used by management can significantly affect the outcome of the impairment test. Changes in forecasted operating results and other assumptions could materially affect these estimates.

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)	SIX MONTHS ENDED		Favorable / (Unfavorable)
	JUNE 30			JUNE 30
	2016	2015	% Change	2016	2015	% Change
Lift truck unit shipments (in thousands)
Americas	13.3	14.6	(8.9)%	26.6	27.1	(1.8)%
EMEA	6.5	6.2	4.8%	12.4	11.9	4.2%
JAPIC	1.3	1.6	(18.8)%	2.6	3.3	(21.2)%
	21.1	22.4	(5.8)%	41.6	42.3	(1.7)%
Revenues
Americas	$411.8	$463.9	(11.2)%	$829.0	$879.8	(5.8)%
EMEA	155.6	146.2	6.4%	302.6	303.8	(0.4)%
JAPIC	39.1	48.2	(18.9)%	78.8	95.8	(17.7)%
Lift truck business	606.5	658.3	(7.9)%	1,210.4	1,279.4	(5.4)%
Bolzoni	38.9	—	n.m.	38.9	—	n.m.
Nuvera	0.2	0.4	(50.0)%	0.5	1.6	(68.8)%
	$645.6	$658.7	(2.0)%	$1,249.8	$1,281.0	(2.4)%
Gross profit (loss)
Americas	$72.8	$79.9	(8.9)%	$145.0	$146.9	(1.3)%
EMEA	24.3	25.1	(3.2)%	46.4	54.9	(15.5)%
JAPIC	4.5	6.0	(25.0)%	8.7	12.9	(32.6)%
Lift truck business	101.6	111.0	(8.5)%	200.1	214.7	(6.8)%
Bolzoni	12.8	—	n.m.	12.8	—	n.m.
Nuvera	(0.4)	(0.4)	—%	(1.0)	(1.2)	(16.7)%
	$114.0	$110.6	3.1%	$211.9	$213.5	(0.7)%
Selling, general and administrative expenses
Americas	$56.5	$48.7	(16.0)%	$113.3	$98.5	(15.0)%
EMEA	20.7	21.8	5.0%	40.8	42.9	4.9%
JAPIC	5.4	7.3	26.0%	11.2	13.1	14.5%
Lift truck business	82.6	77.8	(6.2)%	165.3	154.5	(7.0)%
Bolzoni	12.1	—	n.m.	12.1	—	n.m.
Nuvera	7.9	5.5	(43.6)%	13.4	10.7	(25.2)%
Eliminations	—	—	n.m.	—	—	n.m.
	$102.6	$83.3	(23.2)%	$190.8	$165.2	(15.5)%
Operating profit (loss)
Americas	$16.3	$31.2	(47.8)%	$31.7	$48.4	(34.5)%
EMEA	3.6	3.3	9.1%	5.6	12.0	(53.3)%
JAPIC	(0.9)	(1.3)	(30.8)%	(2.5)	(0.2)	1,150.0%
Lift truck business	19.0	33.2	(42.8)%	34.8	60.2	(42.2)%
Bolzoni	0.7	—	n.m.	0.7	—	n.m.
Nuvera	(8.3)	(5.9)	(40.7)%	(14.4)	(11.9)	(21.0)%
Eliminations	—	—	n.m.	—	—	n.m.
	$11.4	$27.3	(58.2)%	$21.1	$48.3	(56.3)%
Interest expense	$2.0	$1.3	(53.8)%	$3.1	$2.3	(34.8)%
Other (income) expense	$(2.4)	$(1.4)	71.4%	$(2.7)	$(1.1)	145.5%

	THREE MONTHS ENDED		Favorable / (Unfavorable)	SIX MONTHS ENDED		Favorable / (Unfavorable)
	JUNE 30			JUNE 30
	2016	2015	% Change	2016	2015	% Change
Net income (loss) attributable to stockholders
Americas	$9.9	$24.4	(59.4)%	$23.0	$33.6	(31.5)%
EMEA	3.1	2.6	19.2%	4.5	9.9	(54.5)%
JAPIC	0.1	(0.8)	112.5%	(0.7)	0.2	(450.0)%
Lift truck business	13.1	26.2	(50.0)%	26.8	43.7	(38.7)%
Bolzoni	0.1	—	n.m.	0.1	—	n.m.
Nuvera	(4.9)	(3.5)	(40.0)%	(8.6)	(7.1)	(21.1)%
	$8.3	$22.7	(63.4)%	$18.3	$36.6	(50.0)%
Diluted earnings per share	$0.51	$1.39	(63.3)%	$1.12	$2.24	(50.0)%
Effective income tax rate	29.7%	16.8%		12.1%	21.9%
Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of June 30, 2016, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2016	2015	2016	2015
Unit backlog, beginning of period	29.9	31.9	26.9	28.1
Unit shipments	(21.1)	(22.4)	(41.6)	(42.3)
Unit bookings	21.7	21.4	45.2	45.1
Unit backlog, end of period	30.5	30.9	30.5	30.9

The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2016	2015	2016	2015
Bookings, approximate sales value	$500	$495	$990	$1,010
Backlog, approximate sales value	$715	$715	$715	$715

Second Quarter of 2016 Compared with Second Quarter of 2015

The following table identifies the components of change in revenues for the second quarter of 2016 compared with the second quarter of 2015:

Revenues
2015	$658.7
Increase (decrease) in 2016 from:
Unit volume and product mix	(48.1)
Unit price	(6.6)
Foreign currency	(0.1)
Other	1.9
Parts	0.9
Bolzoni revenues	38.9
2016	$645.6

Revenues decreased 2.0% to $645.6 million in the second quarter of 2016 from $658.7 million in the second quarter of 2015. The decrease in the lift truck business was mainly due to lower unit volume during the second quarter of 2016 compared with the second quarter of 2015. Revenues were also unfavorably affected by a shift in sales to lower-priced lift trucks and the unfavorable effect of deal-specific selling prices during the second quarter of 2016 compared with the second quarter of 2015.

Revenues in the Americas declined in the second quarter of 2016 from the second quarter of 2015 primarily as a result of the reduction in unit volumes and a shift in trucks sold from higher-priced Class 5 trucks, including Big Trucks, to lower-priced Class 3 warehouse trucks and Class 4 internal combustion trucks. In addition, the unfavorable effect of deal-specific pricing in North America and unfavorable currency movements of $2.7 million from the translation of Brazilian sales into U.S. dollars, which strengthened against the Brazilian real, contributed to the lower revenues in the second quarter of 2016 compared to the second quarter of 2015.

EMEA's revenues increased in the second quarter of 2016 from the second quarter of 2015 mainly as a result of increased unit volumes and favorable currency movements of $2.7 million from the translation of sales into U.S. dollars.

Revenues in JAPIC declined in the second quarter of 2016 compared with the second quarter of 2015. The decrease was primarily the result of fewer unit shipments, a shift in sales from higher-priced lift trucks, including Big Trucks in certain markets, to lower-priced products and the effect of deal-specific pricing in the second quarter of 2016 compared with the second quarter of 2015.

The following table identifies the components of change in operating profit for the second quarter of 2016 compared with the second quarter of 2015:

Operating Profit
2015	$27.3
Decrease in 2016 from:
Gross profit	(9.4)
Selling, general and administrative expenses	(4.8)
Nuvera operations	(2.4)
Bolzoni operations	0.7
2016	$11.4

The Company recognized operating profit of $11.4 million in the second quarter of 2016 compared with $27.3 million in the second quarter of 2015. The decrease in operating profit was primarily due to lower gross profit, higher selling, general and administrative expenses and an increase in Nuvera's operating loss. Gross profit decreased mainly as a result of the unfavorable effect of lower pricing in the second quarter of 2016 compared with the second quarter of 2015, lower volumes, increased U.S. health care costs and unfavorable foreign currency movements of $1.7 million. The decrease in gross profit was partially offset by the benefits from continued material cost deflation in the second quarter of 2016 compared with the second quarter of 2015. The increase in selling, general and administrative expenses was primarily due to acquisition-related costs of $2.9 million, increased marketing-related expenses and higher U.S. health care costs. Lower incentive compensation estimates and favorable foreign currency movements of $0.7 million partially offset the increase in selling, general and administrative expenses during the second quarter of 2016 compared with the second quarter of 2015. Bolzoni operating profit of $0.7 million included $1.9 million of post-acquisition expenses related to the purchase and amortization of intangibles.

Operating profit in the Americas decreased in the second quarter of 2016 compared with the second quarter of 2015 primarily as a result of higher selling, general and administrative expenses and lower gross profit. Selling, general and administrative expenses increased primarily from $2.9 million of acquisition-related costs, higher marketing-related expenses and increased U.S. health care costs, partially offset by lower incentive compensation estimates. In addition, gross profit in the Americas decreased primarily due to lower product pricing, reduced sales volumes, which led to higher manufacturing variances, increased U.S. health care costs of $3.1 million and adverse mix during the second quarter of 2016 compared with the second quarter of 2015. These items were partially offset by continued material cost deflation and favorable foreign currency movements of $1.1 million.

Operating profit in EMEA increased modestly in the second quarter of 2016 compared with the second quarter of 2015 mainly as a result of lower selling, general and administrative expenses. Lower gross profit from higher warranty-related expenses of $2.5 million and unfavorable foreign currency movements of $2.2 million in the second quarter of 2016 compared with the second quarter of 2015 was partially offset by continued material cost deflation and an increase in shipments of higher-margin products.

The operating loss in JAPIC declined in the second quarter of 2016 compared with the second quarter of 2015 mainly as a result of lower selling, general and administrative expenses primarily from lower bad debt expense, partially offset by lower gross profit from reduced sales volumes of lower-priced products and unfavorable foreign currency movements.

Nuvera's operating loss increased in the second quarter of 2016 primarily due to higher operating costs largely due to the start-up of production, continued product development and increased marketing costs as Nuvera began transitioning from product development to commercialization and production of its PowerEdge® units.

The Company recognized net income attributable to stockholders of $8.3 million in the second quarter of 2016 compared with $22.7 million in the second quarter of 2015. The decrease was primarily the result of the decline in operating profit, $1.6 million of discrete tax expense in the second quarter of 2016 related to the accumulated non-deductible acquisition costs and the absence of a $3.7 million tax benefit recognized in the second quarter of 2015 from an internal sale of a subsidiary between consolidated companies resulting in the repatriation of non-U.S. accumulated earnings taxed at higher rates. See Note 4 to the unaudited condensed consolidated financial statements for additional information.

First Six Months of 2016 Compared with First Six Months of 2015

The following table identifies the components of change in revenues for the first six months of 2016 compared with the first six months of 2015:

Revenues
2015	$1,281.0
Increase (decrease) in 2016 from:
Unit volume and product mix	(49.3)
Foreign currency	(16.0)
Unit price	(10.7)
Bolzoni revenues	38.9
Other	3.8
Parts	2.1
2016	$1,249.8
Revenues decreased 2.4% to $1,249.8 million in the first six months of 2016 from $1,281.0 million in the first six months of 2015. The decrease in the lift truck business was mainly due to a shift in sales to lower-priced lift trucks, lower unit volumes and the unfavorable effect of deal-specific selling prices during the first six months of 2016 compared with the first six months of 2015. Revenues were also unfavorably affected by the strong U.S. dollar during the first six months of 2016 compared with the first six months of 2015.

Total shipments in the Americas decreased in the first six months of 2016 compared with the first six months of 2015 as unit volume improvements in the Americas continue to be negatively affected by the depressed Brazil economy. Revenues in the Americas decreased in the first six months of 2016 from the first six months of 2015 primarily as a result of a shift in trucks sold from higher-priced Class 5 trucks, including Big Trucks, to lower-priced Class 3 warehouse trucks and Class 4 internal combustion trucks and unfavorable currency movements of $8.6 million from the translation of Brazilian sales into U.S. dollars, which strengthened against the Brazilian real. In addition, the unfavorable effect of deal-specific pricing in North America, partially offset by price increases implemented in Brazil to offset the impact of the weak Brazilian real, contributed to the decline in revenues. The decrease was partially offset by an increase in fleet service revenues in the first six months of 2016 compared with the first six months of 2015.

EMEA's revenues declined slightly in the first six months of 2016 from the first six months of 2015 mainly as a result of a shift in sales to lower-capacity lift trucks, unfavorable currency movements of $6.0 million from the translation of sales into U.S. dollars and the unfavorable effect of lower pricing of trucks. The decline in revenues was offset by higher unit and parts volume in the first six months of 2016 compared with the first six months of 2015.

Revenues in JAPIC declined in the first six months of 2016 compared with the first six months of 2015. The decrease was primarily the result of fewer unit shipments, a shift in sales to lower-priced products, lower fleet service revenue and unfavorable foreign currency movements of $1.4 million in the first six months of 2016 compared with the first six months of 2015.

The following table identifies the components of change in operating profit for the first six months of 2016 compared with the first six months of 2015:

Operating Profit
2015	$48.3
Decrease in 2016 from:
Gross profit	(14.6)
Selling, general and administrative expenses	(10.8)
Nuvera operations	(2.5)
Bolzoni operations	0.7
2016	$21.1

The Company recognized operating profit of $21.1 million in the first six months of 2016 compared with $48.3 million in the first six months of 2015. The decrease in the lift truck business operating profit was primarily due to lower gross profit and higher selling, general and administrative expenses. Gross profit decreased mainly as a result of the unfavorable effect of lower pricing, unfavorable manufacturing variances, unfavorable foreign currency movements of $6.4 million, a shift in sales mix to lower-margin lift trucks and increased U.S. health care costs in the first six months of 2016 compared with the first six months of 2015. The decrease in gross profit was partially offset by continued material cost deflation of $21.5 million during the first six months of 2016 compared with the first six months of 2015. Selling, general and administrative expenses increased mainly due to acquisition-related costs of $5.7 million, an estimated loss on recovery of assets for recourse obligations, higher marketing-related expenses and increased U.S. health care costs. Favorable foreign currency movements of $3.6 million partially offset the increase in selling, general and administrative expenses during the first six months of 2016 compared with the first six months of 2015. Bolzoni operating profit of $0.7 million included $1.9 million of post-acquisition expenses related to the purchase and amortization of intangibles.

Operating profit in the Americas decreased in the first six months of 2016 compared with the first six months of 2015 primarily as a result of higher selling, general and administrative expenses in the Americas predominantly from $5.7 million of acquisition-related costs, a $2.8 million estimated loss on recovery of assets for recourse obligations, increased marketing-related expenses and increased U.S. health care costs. Gross profit also decreased mainly as a result of the effect of lower pricing, unfavorable manufacturing variances, a shift in sales mix to lower-margin lift trucks and increased U.S. health care costs in the first six months of 2016 compared with the first six months of 2015. The decrease in gross profit was partially offset by continued material cost deflation of $16.6 million and favorable foreign currency movements of $5.6 million during the first six months of 2016 compared with the first six months of 2015.

Operating profit in EMEA declined in the first six months of 2016 compared with the first six months of 2015 mainly as a result of lower gross profit from unfavorable currency movements of $10.2 million, a shift in sales mix to lower-margin lift trucks and higher warranty-related expenses of $2.5 million. The decrease in gross profit was partially offset by material cost deflation and higher units and parts volumes in the first six months of 2016 compared with the first six months of 2015.

Operating profit in JAPIC declined in the first six months of 2016 compared with the first six months of 2015 mainly as a result of lower gross profit from unfavorable currency movements of $2.0 million, lower unit shipments and a shift in sales to lower-priced products.

Nuvera's operating loss increased in the first six months of 2016 from the first six months of 2015 primarily due to higher operating costs largely due to the start-up of production, continued product development and increased marketing costs, as Nuvera began transitioning from product development to commercialization and production of its PowerEdge® units.

The Company recognized net income attributable to stockholders of $18.3 million in the first six months of 2016 compared with $36.6 million in the first six months of 2015. The decrease was primarily the result of the decline in operating profit and the absence of a $3.7 million tax benefit recognized in the first six months of 2015 from an internal sale of a subsidiary between consolidated companies resulting in the repatriation of non-U.S. accumulated earnings taxes at higher rates. The decrease was partially offset by a tax benefit of $4.0 million recognized in the first six months of 2016 as a result of the acquisition of Bolzoni, for which the Company changed its previous reinvestment assertion. As a result of this change, all of the earnings of its European operations are now considered permanently reinvested and the previously provided deferred tax liability is no longer required. See Note 4 to the unaudited condensed consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2016	2015	Change
Operating activities:
Net income	$18.2	$36.8	$(18.6)
Depreciation and amortization	17.1	14.9	2.2
Other	(4.3)	0.7	(5.0)
Working capital changes, excluding the effect of business acquisitions	(53.9)	(55.2)	1.3
Net cash used for operating activities	(22.9)	(2.8)	(20.1)

Investing activities:
Expenditures for property, plant and equipment	(17.2)	(18.7)	1.5
Proceeds from the sale of assets	8.7	8.1	0.6
Business acquisitions, net of cash acquired	(107.7)	—	(107.7)
Other	—	0.9	(0.9)
Net cash used for investing activities	(116.2)	(9.7)	(106.5)

Cash flow before financing activities	$(139.1)	$(12.5)	$(126.6)

Net cash used for operating activities increased $20.1 million in the first six months of 2016 compared with the first six months of 2015 primarily as a result of lower net income.

The change in net cash used for investing activities during the first six months of 2016 compared with the first six months of 2015 is mainly the result of the acquisition of Bolzoni in the second quarter of 2016.

	2016	2015	Change
Financing activities:
Net additions of long-term debt and revolving credit agreements	$42.3	$14.8	$27.5
Cash dividends paid	(9.5)	(9.2)	(0.3)
Financing fees paid	(1.6)	—	(1.6)
Other	(0.2)	(0.1)	(0.1)
Net cash provided by financing activities	$31.0	$5.5	$25.5

The increase in net cash provided by financing activities during the first six months of 2016 compared with the first six months of 2015 was primarily due to borrowings under the Facility (as defined below) during the first six months of 2016.

Financing Activities

The Company has a $240.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires April 28, 2021. There were $43.0 million borrowings outstanding under the Facility at June 30, 2016. The excess availability under the Facility at June 30, 2016 was $185.5 million, which reflects reductions of $11.5 million for letters of credit and other restrictions. The Facility consists of a U.S. revolving credit facility of $140.0 million and a non-U.S. revolving credit facility of $100.0 million. The Facility can be increased up to $340.0 million over the term of the agreement in minimum increments of $10.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Facility was $510 million as of June 30, 2016.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective June 30, 2016, for U.S. base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margin, effective June 30, 2016, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable LIBOR interest rates under the Facility on June 30, 2016 were 1.94% and 1.50%, respectively, for the U.S. and non-

U.S. facility including the applicable floating rate margin. The interest rate under the Facility on June 30, 2016 was 2.85% including the applicable floating rate margin. The Facility also requires the payment of a fee of 0.350% per annum on the unused commitment as of June 30, 2016.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as defined in the Facility, and limits the payment of dividends. If the minimum availability threshold, as defined in the Facility, is greater than fifteen percent and less than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the Facility, is greater than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the U.S. revolver commitments, as defined in the Facility. At June 30, 2016, the Company was in compliance with the covenants in the Facility.

The Company had other debt outstanding, excluding capital leases, of approximately $81.2 million at June 30, 2016, which includes the outstanding debt of Bolzoni. In addition to the excess availability under the Facility, the Company had remaining availability of $52.7 million related to other non-U.S. revolving credit agreements.

The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in December 2021.

Contractual Obligations, Contingent Liabilities and Commitments

On July 1, 2016, during the process of purchasing the remaining shares of Bolzoni, HY Italy acquired approximately 3.0% of additional Bolzoni’s share capital for €3.4 million (approximately $3.8 million on July 1, 2016), bringing its total ownership in Bolzoni to approximately 97.0%. Since HY Italy’s stake in Bolzoni was greater than 95%, HY Italy, pursuant to Italian law and CONSOB regulations, exercised its right to purchase all of the remaining outstanding Bolzoni shares. On July 6, 2016, the remaining outstanding shares of Bolzoni were acquired for €3.4 million (approximately $3.8 million on July 6, 2016) and Bolzoni was delisted from the Italian stock exchange. The acquisition of Bolzoni was funded using cash on hand and borrowings under the Facility.
Following is a table summarizing the contractual obligations of Bolzoni as of June 30, 2016:

	Payments Due by Period
Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
Total debt	$43.2	$19.3	$8.0	$7.2	$7.3	$1.3	$0.1

Since December 31, 2015, there have been no other significant changes in the total amount of the Company's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on pages 25 and 26 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Capital Expenditures

Expenditures for property, plant and equipment were $17.2 million during the first six months of 2016. Capital expenditures are estimated to be an additional $34.7 million for the remainder of 2016. Planned expenditures for the remainder of 2016 are primarily for improvements at manufacturing locations, product development, manufacturing equipment and improvements to information technology infrastructure. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	JUNE 30 2016	DECEMBER 31 2015	Change
Cash and cash equivalents	$51.5	$155.1	$(103.6)
Other net tangible assets	479.1	357.1	122.0
Intangible assets	60.0	3.6	56.4
Goodwill	61.4	—	61.4
Net assets	652.0	515.8	136.2
Total debt	(150.6)	(53.1)	(97.5)
Total equity	$501.4	$462.7	$38.7
Debt to total capitalization	23%	10%	13%

OUTLOOK

Americas Outlook

In the remainder of 2016, the Company expects the Americas market to decline moderately compared with the same period in 2015, especially in the Big Truck and higher capacity internal combustion engine truck markets due to decreased demand from industrial customers, which is expected to lead to a shift in sales to lower-priced, lower-margin units. These market conditions are expected to result in a decline in overall unit shipments, revenues and operating profit in the Americas in the second half of 2016 compared with the second half of 2015. Expected benefits from favorable currency relationships based on current currency rates and anticipated improvements in Brazil's operating results are expected to be more than offset by unfavorable manufacturing variances, lower pricing of products, higher employee-related operating expenses and increased professional fees. In addition, net income in the second half of 2015 included the unfavorable effect of a $7.5 million valuation allowance adjustment related to Brazil.

EMEA Outlook

As a global company, the Company is affected by changing market conditions in the various countries in which it does business. The United Kingdom's recent decision to leave the European Union has created concern and uncertainty in many of the Company's EMEA markets as this process unfolds. While the Company's European headquarters and one of its larger European manufacturing facilities are located in the United Kingdom, the Company believes that as a global manufacturing structure, this separation is not expected to have a material economic impact on the Company's overall operations. However, the Company plans to monitor the situation closely, with particular regard to its effect on global currencies and trade policies, and make adjustments accordingly.

During 2015, EMEA had currency hedges in place that mitigated the unfavorable effect of the strengthening U.S. dollar. However, as these hedges have expired, the new hedges have not been and are not expected to be as favorable, based on current currency rates, in offsetting increased non-Euro-based costs incurred. As a result, the strong U.S. dollar is expected to have a larger unfavorable impact on results in the remainder of 2016.

Markets in the EMEA segment are expected to continue to grow modestly in the second half of 2016 as increases in Eastern and Western Europe are expected to be partially offset by a decline in the Middle East and Africa markets. Despite these anticipated market conditions, the Company expects EMEA unit shipments and revenues, as well as parts revenues, to grow more favorably than the overall EMEA market in the second half of 2016, primarily in the fourth quarter, as a result of anticipated market share improvements. Nevertheless, operating profit in the EMEA segment is expected to decrease substantially in the second half of 2016 compared with 2015 as a result of the reduced favorability of the hedge contracts in place at current currency rates coupled with unfavorable currency movements, an anticipated shift in sales mix to lower-margin products and expected lower pricing of products.

JAPIC Outlook

The JAPIC market is expected to be down modestly in the second half of 2016 compared with the second half of 2015 as lower demand in China is expected to be mostly offset by modest growth in the other JAPIC markets. Despite these anticipated market conditions and as a result of the continued execution of the Company's strategic initiatives, shipments in the second half of 2016, as well as unit and parts revenues and operating profit, are expected to increase compared with the second half of 2015, primarily in the fourth quarter.

Overall Lift Truck Outlook

The overall global market in the second half of 2016 is expected to be comparable to the second half of 2015. Market growth in EMEA is expected to be offset by declines in the Americas market. Despite these market conditions, unit shipments and parts sales are expected to increase, but a shift in mix to lower-priced products is expected to mostly offset this increase resulting in revenues for the second half of 2016 comparable with the second half of 2015. As a result of the lower revenues in the first half of 2016, which are not expected to be recouped in future quarters, revenues for full-year 2016 are expected to be down modestly compared with full-year 2015. In addition, the Company expects operating profit and net income in the second half of 2016, and in the third quarter in particular, to be lower than comparable periods in 2015 as the anticipated increases in unit and parts volumes are expected to be more than offset by an anticipated shift in sales mix to lift trucks with lower average profit margins, higher operating expenses and unfavorable manufacturing variances.

Commodity costs declined throughout 2015 and in the first half of 2016 and are expected to continue to be favorable in the remainder of 2016. However, these commodities, including steel in particular, remain volatile and sensitive to changes in the global economy.

In August 2016, the Company received a favorable tax ruling which is expected to result in the Company releasing an approximately $3.0 million to $3.5 million valuation allowance previously applied against the Company's Italian deferred tax assets.

Cash flow before financing activities is expected to be positive but decline substantially in the second half of 2016 compared with the second half of 2015.

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

The Company is also developing new products in many segments that are expected to support its market share growth. The new standard 2.0-3.0 ton Class 5 internal combustion engine lift truck line was introduced to the market in early April 2016 and is expected to be in production late in the third quarter of 2016.

Bolzoni Outlook

The acquisition of Bolzoni is expected to add a wider spectrum of products to the Company's suite of products and provide an important platform for additional growth. Bolzoni will continue to operate as a stand-alone business, with its own management team and board of directors to ensure that the integrity of OEM, dealer and customer information is maintained. However, now that the Company owns 100% of Bolzoni, work has started on identifying additional opportunities for Bolzoni to increase revenue and profitability.

Bolzoni's primary market is attachments for Class 1 and Class 5 products. The majority of Bolzoni's revenues are generated in the EMEA market, primarily Eastern and Western Europe, with a solid secondary presence in North America. In this context, Bolzoni's revenues in the second half of 2016 are expected to be comparable to the revenues of €69.2 million reported by Bolzoni in the second half of 2015.

Excluding the immediate costs of the acquisition, estimated integration costs and non-recurring purchase accounting adjustments, the addition of Bolzoni is expected to be accretive to consolidated earnings. The implementation of anticipated cost reduction and sales enhancement programs are expected to generate gradual growth in Bolzoni's operating profit and net income. Overall Bolzoni's net income is expected to gradually increase in the third and fourth quarters of 2016 compared with the second quarter of 2016 as programs are implemented and a complete quarter of Bolzoni's results are reported.

The Company believes this acquisition enhances the combined company’s capacity to invest in solutions to benefit all customers.

Nuvera Outlook

The Company believes that the fuel-cell market for lift trucks has significant growth potential. Accordingly, the commercialization of Nuvera's fuel-cell technology is Nuvera's key focus. Early stages of production of Nuvera's PowerEdge® units, which can be substituted for lead-acid batteries in Class 1, 2 and 3 lift truck models, began in late 2015 and shipments of the first Class 1 and 3 PowerEdge® units began in early July 2016. Nuvera expects to begin shipping Class 2 products later in the third quarter of 2016. Nuvera's progress toward full commercialization is expected to continue throughout the remainder of 2016 and in 2017.

Customer interest in these products is high and production is ramping up for sales of additional PowerEdge® units. Negotiations for several large orders are nearing completion and several successful customer demonstrations have been completed. Additional demonstrations are planned and are expected to provide many opportunities for both the Company's dealers and the Company's National Accounts sales team to work with existing and new customers. As a result, Nuvera expects to generate modest PowerEdge® unit revenues in the second half of 2016, with new unit sales expected to grow gradually over the third and fourth quarters as production accelerates.

Nuvera expects to continue to focus on commercializing its fuel-cell technology by expanding its product line and integrating this technology into the Hyster® and Yale® lift truck product ranges. As a part of this process, Nuvera is increasing its focus on reducing manufacturing costs per unit as production increases and greater economies of scale are achieved. As part of the process of ramping up production and transitioning from product development to commercialization, engineering, employee-related and marketing expenses are expected to reach moderately higher levels in the second half of 2016 than in the second half of 2015. As a result, Nuvera expects to generate an operating loss in the second half of 2016 of approximately $14 million to $16 million. Nuvera's objective is to reach a quarterly break-even operating profit by the end of 2017 or early 2018 on a run rate of approximately 700 PowerEdge® and ten PowerTap® units per quarter at target margins. Nuvera is also exploring a number of partnership and OEM supply opportunities which would be complementary to its core operating plan that may result in higher short term costs but which could potentially accelerate achievement of break-even results.

The Company believes the commercialization of Nuvera fuel-cell-related technologies is an investment that will reinforce the Company’s core strategies and help drive further lift truck unit market share growth, as well as meet customer needs. It also provides the Company with the ability to expand its offering of best-in-class energy solutions to customers by integrating fuel cells with lift trucks in ways that are expected to optimize the performance and energy efficiency of the total lift truck system. This also adds another power solution to what the Company already believes is a market-leading complement of power solutions for lift trucks which now includes lead-acid and lithium-ion battery and hydrogen fuel-cell-powered electric trucks, as well as a range of internal combustion engine-powered products. In conjunction with the Company's capability to provide full life cycle maintenance, service and fueling requirements, this initiative is expected to provide the Company with an opportunity to meet customers' needs, drive market share, enhance the Company's margins and offer a low overall cost of ownership alternative.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) reduction in demand for lift trucks and related aftermarket parts and service on a global basis, (2) the ability of dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (3) the political and economic uncertainties in Europe and Brazil, (4) customer acceptance of pricing, (5) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (6) exchange rate fluctuations, changes in non-U.S. import tariffs and monetary policies and other changes in the regulatory climate in the non-U.S. countries in which the Company operates and/or sells products, (7) delays in manufacturing and delivery schedules, (8) bankruptcy of or loss of major dealers, retail customers or suppliers, (9) customer acceptance of, changes in the costs of, or delays in the development of new products, (10) introduction of new products by, or more favorable product pricing offered by, competitors, (11) product liability or other litigation, warranty claims or returns of products, (12) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (13) changes mandated by federal, state and other regulation, including health, safety or environmental legislation, (14) the successful commercialization of Nuvera's technology, (15) the introduction of a more accepted product to the market by a competitor, making the Nuvera technology less marketable, (16) the successful integration of Bolzoni’s operations and employees, and (17) unfavorable effects of the United Kingdom's exit from the European Union on the Company's global operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 30, 31 and F-23 through F-26 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the Company's derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2015.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of the Company's management, including the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. Management has excluded Bolzoni from its assessment of the Company's disclosure controls and procedures because the Company acquired a majority interest in Bolzoni on April 1, 2016. As of June 30, 2016, Bolzoni constituted 18% of the Company's total assets.

Changes in internal control over financial reporting: During the second quarter of 2016, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company acquired a majority interest in Bolzoni on April 1, 2016 and is currently in the process of integrating Bolzoni's processes and internal controls.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A     Risk Factors
There have been no material changes from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 in the Section entitled "Risk Factors."

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
Not applicable

Item 5    Other Information
None

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 35 of this Quarterly Report on Form 10-Q for the period ended June 30, 2016.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.

Date:	August 8, 2016	/s/ Kenneth C. Schilling
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

10.1
Loan, Security and Guaranty Agreement dated as of April 28, 2016 among Hyster-Yale Materials Handling, Inc. and Hyster-Yale Group, Inc., as U.S. Borrowers, Hyster-Yale Nederland B.V., Hyster-Yale International B.V., Hyster-Yale Holding B.V. and Hyster-Yale Capital Holding B.V., as Dutch Borrowers, Hyster-Yale UK Limited and Hyster-Yale Capital UK Limited, as UK Borrowers, any other Borrowers party thereto from time to time and certain Persons party thereto from time to time as Guarantors, certain financial institutions, as Lenders, Bank of America, N.A., as Administrative Agent and Security Trustee, Merrill Lynch, Pierce, Fenner & Smith Incorporated and CitiGroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers, and CitiBank, N.A., as Syndication Agent is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated April 28, 2016.

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