Form 10-Q
period 2016-09-30
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2016-11-01
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at October 28, 2016: 12,461,484
Number of shares of Class B Common Stock outstanding at October 28, 2016: 3,929,270

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2016	DECEMBER 31 2015
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$84.8	$155.1
Accounts receivable, net	339.4	324.1
Inventories, net	376.0	304.6
Prepaid expenses and other	47.9	35.1
Total Current Assets	848.1	818.9
Property, Plant and Equipment, Net	234.8	184.5
Intangible Assets, Net	60.3	3.6
Goodwill	53.1	—
Deferred Income Taxes	25.8	32.7
Investment in Unconsolidated Affiliates	48.6	42.9
Other Non-current Assets	25.8	13.3
Total Assets	$1,296.5	$1,095.9
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$331.9	$279.6
Accounts payable, affiliate	17.9	15.8
Revolving credit facilities	21.1	—
Current maturities of long-term debt	47.6	33.5
Accrued payroll	38.8	47.7
Accrued warranty obligations	29.3	29.1
Other current liabilities	96.0	99.5
Total Current Liabilities	582.6	505.2
Long-term Debt	84.1	19.6
Self-insurance Liabilities	18.4	17.5
Pension Obligations	17.4	22.3
Deferred Income Taxes	11.7	—
Other Long-term Liabilities	69.3	68.6
Total Liabilities	783.5	633.2
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 12,456,291 shares outstanding (2015 - 12,377,994 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,929,857 shares outstanding (2015 - 3,945,822 shares outstanding)	0.1	0.1
Capital in excess of par value	319.0	320.3
Treasury stock	(37.2)	(42.5)
Retained earnings	353.0	336.7
Accumulated other comprehensive loss	(129.0)	(153.9)
Total Stockholders' Equity	506.0	460.8
Noncontrolling Interests	7.0	1.9
Total Equity	513.0	462.7
Total Liabilities and Equity	$1,296.5	$1,095.9

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2016	2015	2016	2015
	(In millions, except per share data)
Revenues	$629.3	$652.1	$1,879.1	$1,933.1
Cost of sales	524.7	545.4	1,562.6	1,612.9
Gross Profit	104.6	106.7	316.5	320.2
Operating Expenses
Selling, general and administrative expenses	99.2	77.7	290.0	242.9
Operating Profit	5.4	29.0	26.5	77.3
Other (income) expense
Interest expense	1.9	1.3	5.0	3.6
Income from unconsolidated affiliates	(1.8)	(1.7)	(4.8)	(4.2)
Other	(1.6)	1.0	(1.3)	2.4
	(1.5)	0.6	(1.1)	1.8
Income Before Income Taxes	6.9	28.4	27.6	75.5
Income tax provision (benefit)	(5.1)	7.4	(2.6)	17.7
Net Income	12.0	21.0	30.2	57.8
Net (income) loss attributable to noncontrolling interests	0.3	(0.1)	0.4	(0.3)
Net Income Attributable to Stockholders	$12.3	$20.9	$30.6	$57.5

Basic Earnings per Share	$0.75	$1.28	$1.87	$3.53
Diluted Earnings per Share	$0.75	$1.28	$1.86	$3.52

Dividends per Share	$0.2950	$0.2850	$0.8750	$0.8450

Basic Weighted Average Shares Outstanding	16.385	16.319	16.371	16.302
Diluted Weighted Average Shares Outstanding	16.439	16.360	16.420	16.347

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2016	2015	2016	2015
	(In millions)
Net Income	$12.0	$21.0	$30.2	$57.8
Other comprehensive income (loss)
Foreign currency translation adjustment	3.7	(15.8)	18.3	(45.9)
Current period cash flow hedging activity	(0.6)	(0.6)	4.9	(0.8)
Reclassification of hedging activities into earnings	0.4	0.7	0.2	1.9
Current period pension adjustment	—	(0.5)	—	(0.5)
Reclassification of pension into earnings	0.5	0.5	1.5	1.7
Comprehensive Income (Loss)	$16.0	$5.3	$55.1	$14.2
Other comprehensive (income) loss attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests	0.3	(0.1)	0.4	(0.3)
Foreign currency translation adjustment attributable to noncontrolling interests	0.9	—	1.9	—
Comprehensive Income (Loss) Attributable to Stockholders	$17.2	$5.2	$57.4	$13.9

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2016	2015
	(In millions)
Operating Activities
Net income	$30.2	$57.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.7	22.1
Amortization of deferred financing fees	0.8	0.9
Deferred income taxes	(0.3)	(3.0)
Stock-based compensation	4.0	2.1
Dividends from unconsolidated affiliates	5.1	2.5
Other non-current liabilities	(6.0)	1.8
Other	(9.1)	4.6
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	17.3	(20.3)
Inventories	(29.2)	(30.0)
Other current assets	—	0.4
Accounts payable	18.3	(0.9)
Other current liabilities	(36.9)	(6.7)
Net cash provided by operating activities	22.9	31.3

Investing Activities
Expenditures for property, plant and equipment	(28.3)	(28.9)
Proceeds from the sale of assets	9.5	11.0
Business acquisitions, net of cash acquired	(107.7)	—
Other	—	0.9
Net cash used for investing activities	(126.5)	(17.0)

Financing Activities
Additions to long-term debt	24.8	35.2
Reductions of long-term debt	(40.1)	(26.1)
Net change to revolving credit agreements	59.4	—
Cash dividends paid	(14.3)	(13.8)
Cash dividends paid to noncontrolling interest	(0.2)	—
Financing fees paid	(1.6)	—
Purchase of treasury stock	—	(0.1)
Net cash provided by (used for) financing activities	28.0	(4.8)

Effect of exchange rate changes on cash	5.3	(6.3)

Cash and Cash Equivalents
Increase (decrease) for the period	(70.3)	3.2
Balance at the beginning of the period	155.1	111.4
Balance at the end of the period	$84.8	$114.6

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance, January 1, 2015	$0.1	$0.1	$(49.1)	$324.1	$280.4	$(40.4)	$(2.0)	$(58.7)	$454.5	$1.5	$456.0
Stock-based compensation	—	—	—	2.1	—	—	—	—	2.1	—	2.1
Stock issued under stock compensation plans	—	—	6.4	(6.4)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	57.5	—	—	—	57.5	0.3	57.8
Cash dividends on common stock	—	—	—	—	(13.8)	—	—	—	(13.8)	—	(13.8)
Current period other comprehensive income (loss)	—	—	—	—	—	(45.9)	(0.8)	(0.5)	(47.2)	—	(47.2)
Reclassification adjustment to net income	—	—	—	—	—	—	1.9	1.7	3.6	—	3.6
Balance, September 30, 2015	$0.1	$0.1	$(42.8)	$319.8	$324.1	$(86.3)	$(0.9)	$(57.5)	$456.6	$1.8	$458.4

Balance, January 1, 2016	$0.1	$0.1	$(42.5)	$320.3	$336.7	$(90.1)	$(4.0)	$(59.8)	$460.8	$1.9	$462.7
Stock-based compensation	—	—	—	4.0	—	—	—	—	4.0	—	4.0
Stock issued under stock compensation plans	—	—	5.3	(5.3)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	30.6	—	—	—	30.6	(0.4)	30.2
Cash dividends on common stock	—	—	—	—	(14.3)	—	—	—	(14.3)	—	(14.3)
Current period other comprehensive income (loss)	—	—	—	—	—	18.3	4.9	—	23.2	—	23.2
Reclassification adjustment to net income	—	—	—	—	—	—	0.2	1.5	1.7	—	1.7
Acquisition of Bolzoni	—	—	—	—	—	—	—	—	—	69.8	69.8
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	(62.2)	(62.2)
Cash dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Balance, September 30, 2016	$0.1	$0.1	$(37.2)	$319.0	$353.0	$(71.8)	$1.1	$(58.3)	$506.0	$7.0	$513.0

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Hyster-Yale Materials Handling, Inc., a Delaware corporation, and the accounts of Hyster-Yale's wholly owned domestic and international subsidiaries and majority-owned joint ventures (collectively, "Hyster-Yale" or the "Company"). All intercompany accounts and transactions among the consolidated companies are eliminated in consolidation.

The Company, through its wholly owned subsidiary, Hyster-Yale Group, Inc. ("HYG"), designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, the Netherlands, the Philippines, Italy, Japan, Vietnam, Brazil and China.

The Company also operates Nuvera Fuel Cells, LLC ("Nuvera"). Nuvera is an alternative-power technology company focused on fuel-cell stacks and related systems. Nuvera is also focused on supporting on-site hydrogen production and dispensing systems that are designed to deliver clean energy solutions to customers.

On April 1, 2016, the Company completed the indirect acquisition of the majority interest in Bolzoni S.p.A. ("Bolzoni"). On July 6, 2016, the Company completed the acquisition of the remaining outstanding interest in Bolzoni. Bolzoni is a leading worldwide producer of attachments, forks and lift tables under the Bolzoni Auramo and Meyer brand names. Bolzoni products are manufactured in Italy, Germany, Finland, China and the United States. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift-truck attachments and industrial material handling. See Note 14 to the unaudited condensed consolidated financial statements for additional information.

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2016 and the results of its operations for the three and nine months ended September 30, 2016 and 2015 and the results of its cash flows and changes in equity for the nine months ended September 30, 2016 and 2015 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (Subsequent ASUs have been issued in 2015 and 2016 to update or clarify this guidance)
The new guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.
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
ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
The guidance clarifies the classification of certain types of cash receipts and cash payments. In addition, the guidance provides for the application of the predominance principle when certain cash receipts and payments have aspects of more than one class of cash flows.
		January 1, 2018	The Company is currently evaluating the adoption and the effect on its financial position, results of operations, cash flows and related disclosures.
ASU No. 2016-16, Income Taxes (Topic 740)
The guidance allows for recognition of current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The guidance allows for more accurate representation of the economics of an intra-entity asset transfer which will require income tax consequences of the transfer, including income taxes payable or paid.
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
ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326)
The guidance eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The guidance also requires additional disclosures in certain circumstances.
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

The Company reports the results of Nuvera as a separate segment. In addition, on April 1, 2016, the Company acquired a majority interest in Bolzoni, which is also reported as a separate segment. Given the timing and complexity of the acquisition, the presentation of Bolzoni in the financial statements, including the allocation of the purchase price, is preliminary and may be refined during the measurement period. See Note 14 to the unaudited condensed consolidated financial statements for additional information.

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2016	2015	2016	2015
Revenues from external customers
Americas	$408.4	$454.1	$1,237.4	$1,333.9
EMEA	137.1	145.1	439.7	448.9
JAPIC	46.2	52.4	125.0	148.2
Lift truck business	591.7	651.6	1,802.1	1,931.0
Bolzoni	36.2	—	75.1	—
Nuvera	1.4	0.5	1.9	2.1
Total	$629.3	$652.1	$1,879.1	$1,933.1
Gross profit (loss)
Americas	$72.8	$78.8	$217.8	$225.7
EMEA	18.7	22.5	65.1	77.4
JAPIC	4.2	5.6	12.9	18.5
Lift truck business	95.7	106.9	295.8	321.6
Bolzoni	9.2	—	22.0	—
Nuvera	(0.3)	(0.2)	(1.3)	(1.4)
Total	$104.6	$106.7	$316.5	$320.2
Operating profit (loss)
Americas	$23.4	$35.5	$55.1	$83.9
EMEA	(1.4)	0.2	4.2	12.2
JAPIC	(1.5)	(0.1)	(4.0)	(0.3)
Lift truck business	20.5	35.6	55.3	95.8
Bolzoni	(2.5)	—	(1.8)	—
Nuvera	(12.6)	(6.6)	(27.0)	(18.5)
Total	$5.4	$29.0	$26.5	$77.3
Net income (loss) attributable to stockholders
Americas	$20.2	$24.3	$43.2	$57.9
EMEA	1.9	—	6.4	9.9
JAPIC	(0.2)	0.6	(0.9)	0.8
Lift truck business	21.9	24.9	48.7	68.6
Bolzoni	(2.0)	—	(1.9)	—
Nuvera	(7.6)	(4.0)	(16.2)	(11.1)
Total	$12.3	$20.9	$30.6	$57.5

	SEPTEMBER 30 2016	DECEMBER 31 2015
Total assets
Americas	$848.0	$680.7
EMEA	430.9	412.0
JAPIC	138.3	140.6
Eliminations	(188.3)	(130.9)
Lift truck business	1,228.9	1,102.4
Bolzoni	212.9	—
Nuvera	33.0	17.4
Eliminations	(178.3)	(23.9)
Total	$1,296.5	$1,095.9

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

A reconciliation of the consolidated federal statutory to effective income tax rate is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2016	2015	2016	2015
Income before income taxes	$6.9	$28.4	$27.6	$75.5
Statutory taxes at 35%	$2.4	$9.9	$9.7	$26.4
Permanent adjustments:
Non-U.S. rate differences	(1.9)	(3.2)	(4.6)	(7.0)
Equity interest earnings	(0.4)	(0.4)	(1.1)	(1.0)
Valuation allowance	0.5	—	1.0	—
Federal tax credits	(0.6)	—	(1.1)	—
State income taxes	(0.1)	0.8	0.1	2.0
Other	0.1	0.3	0.3	0.5
	$(2.4)	$(2.5)	$(5.4)	$(5.5)
Discrete items:
Valuation allowance	(3.2)	—	(3.2)	—
Provision to return adjustments	(2.0)	(0.6)	(2.0)	(0.6)
Other	0.1	0.6	(1.7)	(2.6)
Discrete items	$(5.1)	$—	$(6.9)	$(3.2)
Income tax provision (benefit)	$(5.1)	$7.4	$(2.6)	$17.7
Effective income tax rate	(73.9)%	26.1%	(9.4)%	23.4%

During the third quarter of 2016, the Company received a notice from the Italian Tax Authority approving the transfer of certain tax losses as part of an internal restructuring. As a result, the Company believes it is more likely than not that deferred tax assets for such losses of approximately $3.2 million will be realized in the foreseeable future, and has released the valuation allowance previously provided. In addition, the Company recognized a discrete tax benefit of $2.0 million, primarily for a U.S.

tax benefit for manufacturing activities, adjustments for certain foreign earnings and repatriations, and the research and development credit.

Other discrete items during the first nine months of 2016 include a discrete tax benefit of $4.0 million, as a result of the acquisition of Bolzoni, the Company changed its previous reinvestment assertion; consequently, all of the earnings of its European operations are now considered permanently reinvested and the previously provided deferred tax liability is no longer required. In addition, the Company recognized a discrete tax expense of $1.6 million related to non-deductible acquisition expenses.

Other discrete items during the nine months ended September 30, 2015 include a discrete tax benefit of $3.7 million from an internal sale of a subsidiary between consolidated companies resulting in the repatriation of non-U.S. accumulated earnings taxed at higher rates.

Note 5—Reclassifications from OCI

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI				Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2016	2015	2016	2015
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$(0.9)	$(2.1)	$(1.8)	$(6.5)	Cost of sales
Total before tax	(0.9)	(2.1)	(1.8)	(6.5)	Income before income taxes
Tax benefit	0.5	1.4	1.6	4.6	Income tax provision (benefit)
Net of tax	$(0.4)	$(0.7)	$(0.2)	$(1.9)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(0.7)	$(0.9)	$(2.3)	$(2.7)	(a)
Prior service credit	—	—	0.2	0.2	(a)
Transition liability	—	—	—	(0.1)	(a)
Total before tax	(0.7)	(0.9)	(2.1)	(2.6)	Income before income taxes
Tax benefit	0.2	0.4	0.6	0.9	Income tax provision (benefit)
Net of tax	$(0.5)	$(0.5)	$(1.5)	$(1.7)	Net income
Total reclassifications for the period	$(0.9)	$(1.2)	$(1.7)	$(3.6)
(a) These OCI components are included in the computation of net pension cost (see Note 7 for additional details).

Note 6—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At September 30, 2016, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $127.8 million. At December 31, 2015, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $32.1 million.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $591.7 million at September 30, 2016, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner and Mexican pesos. The Company held forward foreign currency exchange contracts with total notional amounts of $634.7 million at December 31, 2015, primarily denominated in euros, U.S. dollars, Japanese yen, Swedish kroner, British pounds, Mexican pesos and Australian dollars. The fair value of these contracts approximated a net liability of $0.1 million and $8.8 million at September 30, 2016 and December 31, 2015, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2016, $2.2 million of the amount included in OCI is expected to be reclassified as a gain into the unaudited condensed consolidated statement of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company held interest rate contracts with a total notional amount of $100.0 million at September 30, 2016. The fair value of interest rate swap agreements was a net liability of $1.3 million and $0.3 million at September 30, 2016 and December 31, 2015, respectively.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	SEPTEMBER 30 2016	DECEMBER 31 2015	Balance Sheet Location	SEPTEMBER 30 2016	DECEMBER 31 2015
Derivatives designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	$6.7	$2.5	Prepaid expenses and other	$5.1	$0.6
	Other current liabilities	0.9	3.2	Other current liabilities	0.3	10.9
Long-term	Other non-current assets	0.8	—	Other long-term liabilities	1.7	2.1
Total derivatives designated as hedging instruments		$8.4	$5.7		$7.1	$13.6
Derivatives not designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$0.5	$0.6
Long-term	Other non-current assets	—	0.3	Other long-term liabilities	0.8	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.6	1.1	Prepaid expenses and other	0.3	0.3
	Other current liabilities	1.2	1.9	Other current liabilities	2.9	3.6
Total derivatives not designated as hedging instruments		$1.8	$3.3		$4.5	$4.5
Total derivatives		$10.2	$9.0		$11.6	$18.1

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of September 30, 2016				Derivative Liabilities as of September 30, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$1.3	$—	$1.3	$1.3
Foreign currency exchange contracts	2.7	(2.7)	—	—	2.8	(2.7)	0.1	0.1
Total derivatives	$2.7	$(2.7)	$—	$—	$4.1	$(2.7)	$1.4	$1.4

	Derivative Assets as of December 31, 2015				Derivative Liabilities as of December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$0.3	$(0.3)	$—	$—	$0.6	$(0.3)	$0.3	$0.3
Foreign currency exchange contracts	2.7	(2.7)	—	—	11.5	(2.7)	8.8	8.8
Total derivatives	$3.0	$(3.0)	$—	$—	$12.1	$(3.0)	$9.1	$9.1

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	THREE MONTHS ENDED		NINE MONTHS ENDED			THREE MONTHS ENDED		NINE MONTHS ENDED			THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30					SEPTEMBER 30					SEPTEMBER 30
Derivatives designated as hedging instruments	2016	2015	2016	2015		2016	2015	2016	2015		2016	2015	2016	2015
Cash Flow Hedges
Foreign currency exchange contracts	$(0.7)	$(1.1)	$7.7	$(4.1)	Cost of sales	$(0.9)	$(2.1)	$(1.8)	$(6.5)	Cost of sales	$(0.1)	$—	$(0.2)	$—
Total	$(0.7)	$(1.1)	$7.7	$(4.1)		$(0.9)	$(2.1)	$(1.8)	$(6.5)		$(0.1)	$—	$(0.2)	$—

											Amount of Gain or (Loss) Recognized in Income on Derivative
											THREE MONTHS ENDED		NINE MONTHS ENDED
											SEPTEMBER 30
Derivatives Not Designated as Hedging Instruments										Location of Gain or (Loss) Recognized in Income on Derivative	2016	2015	2016	2015
Cash Flow Hedges
Interest rate swap agreements										Other	$0.5	$(1.0)	$(1.2)	$(1.6)
Foreign currency exchange contracts										Cost of sales	(0.2)	2.7	0.3	2.4
Total											$0.3	$1.7	$(0.9)	$0.8

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

The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2016	2015	2016	2015
U.S. Pension
Service cost	$—	$—	$—	$—
Interest cost	0.7	0.7	2.2	2.2
Expected return on plan assets	(1.3)	(1.4)	(3.7)	(4.2)
Settlement loss	—	1.2	—	1.2
Amortization of actuarial loss	0.4	0.4	1.2	1.2
Amortization of prior service credit	—	—	(0.2)	(0.2)
Total	$(0.2)	$0.9	$(0.5)	$0.2
Non-U.S. Pension
Service cost	$—	$—	$0.1	$0.1
Interest cost	1.2	1.4	3.8	4.2
Expected return on plan assets	(2.1)	(2.4)	(6.7)	(7.2)
Amortization of actuarial loss	0.3	0.5	1.1	1.5
Amortization of transition liability	—	—	—	0.1
Total	$(0.6)	$(0.5)	$(1.7)	$(1.3)

Note 8—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2016	DECEMBER 31 2015
Finished goods and service parts	$184.3	$153.0
Raw materials and work in process	230.8	192.0
Total manufactured inventories	415.1	345.0
LIFO reserve	(39.1)	(40.4)
Total inventory	$376.0	$304.6

The cost of certain manufactured inventories, including service parts, has been determined using the last-in-first-out (“LIFO”) method. At September 30, 2016 and December 31, 2015, 53% and 58%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

Note 9—Current and Long-Term Financing

On April 28, 2016, the Company amended and restated its revolving credit facility to provide for a $240.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in April 2021. There was $54.0 million outstanding under the facility at September 30, 2016. The excess availability under the Facility, at September 30, 2016, was $168.9 million, which reflects reductions of $17.1 million for letters of credit and other restrictions. The Facility consists of a U.S. revolving credit facility in the initial amount of $140.0 million and a non-U.S. revolving credit facility in the initial amount of $100.0 million. The Facility can be increased up to $340.0 million over the term of the agreement in minimum increments of $10.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Facility was $495 million as of September 30, 2016.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective September 30, 2016, for U.S. base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margins, effective September 30, 2016, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable LIBOR interest rates under the Facility on September 30, 2016 were 2.00% and 1.50%, respectively, for the U.S. and non-U.S. facility including the applicable floating rate margin. The interest rate under the Facility on September 30, 2016 was 2.00% including the applicable floating rate margin. The Facility also requires the payment of a fee of 0.350% per annum on the unused commitment as of September 30, 2016.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as defined in the Facility, and limits the payment of dividends. If the minimum availability threshold, as defined in the Facility, is greater than fifteen percent and less than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the Facility, is greater than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the U.S. revolver commitments, as defined in the Facility. At September 30, 2016, the Company was in compliance with the covenants in the Facility.

The Company had other debt outstanding, excluding capital leases, of approximately $73.8 million at September 30, 2016, which includes the outstanding debt of Bolzoni.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2016
Balance at January 1	$55.5
Current year warranty expense	25.2
Change in estimate related to pre-existing warranties	(5.9)
Payments made	(22.2)
Foreign currency effect	0.3
Balance at September 30	$52.9

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

Note 12—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at September 30, 2016 and December 31, 2015 were $165.3 million and $179.8 million, respectively. As of September 30, 2016, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at September 30, 2016 was approximately $210.4 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of September 30, 2016, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $34.4 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $7.5 million as of September 30, 2016. The $34.4 million is included in the $165.3 million of total amounts subject to recourse or repurchase obligations at September 30, 2016.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At September 30, 2016, approximately $135.7 million of the Company's total recourse or repurchase obligations of $165.3 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At September 30, 2016, loans from WF to HYGFS totaled $1.0 billion. Although the Company’s contractual guarantee was $205.7 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $135.7 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $183.9 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $221.2 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at September 30, 2016:

	HYGFS	Total
Total recourse or repurchase obligations	$135.7	$165.3
Less: exposure limited for certain dealers	34.4	34.4
Plus: 7.5% of original loan balance	7.5	7.5
	108.8	138.4
Incremental obligation related to guarantee to WF	183.9	183.9
Total exposure related to guarantees	$292.7	$322.3

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

The Company's percentage share of the net income or loss from its equity investments in HYGFS and SN is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” section of the unaudited condensed consolidated statements of operations. The Company's equity investments are included on the line “Investment in Unconsolidated Affiliates” in the unaudited condensed consolidated balance sheets. At September 30, 2016 and December 31, 2015, the Company's investment in HYGFS was $12.6 million and $14.8 million, respectively. The Company's investment in SN was $35.5 million and $28.1 million at September 30, 2016 and December 31, 2015, respectively. Bolzoni's investment in unconsolidated affiliates was $0.5 million at September 30, 2016.

Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2016	2015	2016	2015
Revenues	$89.3	$79.3	$259.1	$236.3
Gross profit	$27.8	$23.4	$79.6	$71.8
Income from continuing operations	$6.0	$5.6	$17.1	$15.6
Net income	$6.0	$5.6	$17.1	$15.6

Note 14—Acquisitions

On April 1, 2016, the Company's indirect wholly owned subsidiary, Hyster-Yale Capital Holding Italy S.r.l. (“HY Italy”), acquired 100% of the outstanding shares of Penta Holding S.p.A. ("Penta") from its shareholders for an aggregate cash purchase price of €53.5 million (approximately $60.9 million as of April 1, 2016), which includes the value of the majority stake (approximately 50.5%) of Bolzoni owned by Penta, as well as Penta's other assets and other liabilities.

Subsequent to the completion of the acquisition of Penta, HY Italy, in compliance with Italian law and CONSOB regulations, commenced the steps to launch a mandatory tender offer in Italy for all of the remaining outstanding shares of Bolzoni, with the intention to achieve the delisting of Bolzoni following completion of the mandatory tender offer and the processes related thereto.

During the second and third quarters of 2016, HY Italy acquired the remaining outstanding interest in Bolzoni for €55.4 million or approximately $62.2 million, which was funded using cash on hand and borrowings under the Facility. On July 6, 2016, Bolzoni was delisted from the Italian stock exchange.

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

Given the timing and complexity of the Bolzoni acquisition, the allocation of the purchase price is preliminary and may be further refined during the measurement period.

The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed of Bolzoni as of April 1, 2016:

Acquired Assets and Liabilities	Preliminary Fair Value
Cash	$8.0
Accounts receivable	34.0
Inventories	31.5
Property, plant and equipment	43.3
Intangible Assets	54.8
Other assets	0.5
Total assets acquired	$172.1
Accounts payable	32.7
Total debt	44.3
Long-term deferred tax liabilities	11.5
Other liabilities	8.0
Total liabilities assumed	$96.5
Noncontrolling interest	5.7
Net assets acquired	$69.9
Initial purchase price	$60.9
Interest acquired in mandatory tender offer	$63.2
Goodwill	$54.2

Acquired Intangible Assets	Preliminary Fair Value	Weighted-Average Useful Lives (Years)
Customer relationships	$22.1	13
Trademarks	17.1	Indefinite
Engineering drawings	12.5	10
Patents	2.1	10
Non-compete agreement	1.0	3
Total	$54.8

In addition, the assignment of acquired goodwill to reporting units has not been determined. The $54.2 million of goodwill was assigned to the Bolzoni segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Bolzoni. None of the goodwill is expected to be deductible for income tax purposes. The results of Bolzoni’s operations have been included in the consolidated financial statements since the acquisition date and are reflected in the Bolzoni segment.

Subsequent to the filing of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, the Company received a revised valuation report from a third-party valuation firm. After considering the results of that valuation report and other information, the Company estimated the following changes to assets acquired and liabilities assumed due to this new information with a corresponding decrease to goodwill.

Acquired Assets and Liabilities	Increase/(Decrease) in Fair Value
Inventory	$2.2
Property, plant and equipment	(0.8)
Intangible assets	3.4
Other liabilities	0.4
Noncontrolling interest	0.9
Goodwill	(6.1)

In addition, the change to the estimated fair value of acquired tangible and intangible assets resulted in an increase in depreciation and amortization expense and accumulated depreciation and amortization of $2.3 million, of which $0.4 million relates to the second quarter of 2016. The change to the estimated value of inventory resulted in an increase in cost of sales of $2.2 million, which all relates to the second quarter of 2016.

In April 2016, the Company entered into a non-cash working capital transaction to acquire a telematics installation and distribution business with intangibles of approximately $8.1 million. The results of operations of this acquired business have been included in the America's segment since the date of acquisition and are not material to the Company's results of operations, financial position or cash flows.

The Company also recognized $6.1 million of acquisition-related costs during 2016, which is included in the Americas segment. These costs are included in the line “Selling, general and administrative expenses” in the Consolidated Statement of Operations.

Note 15—Goodwill and Intangible Assets

The following table summarizes intangible assets, other than goodwill, recorded in the unaudited condensed consolidated balance sheets:

September 30, 2016	Gross Carrying Amount	Accumulated Amortization	Net Balance
Intangible assets not subject to amortization
Trademarks	$16.8	$—	$16.8
Intangible assets subject to amortization
Customer and contractual relationships	29.1	(2.1)	27.0
Patents and technology	17.0	(1.6)	15.4
Trademarks	1.2	(0.1)	1.1
Total	$64.1	$(3.8)	$60.3

December 31, 2015	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer and contractual relationships	$0.1	$—	$0.1
Patents and technology	2.8	(0.4)	2.4
Trademarks	1.2	(0.1)	1.1
Total	$4.1	$(0.5)	$3.6

The following table summarizes goodwill by segment, recorded in the unaudited condensed consolidated balance sheets:

	Carrying Amount of Goodwill
	Americas	Bolzoni	Total
Balance at January 1, 2016	$—	$—	$—
Additions	1.7	54.2	55.9
Foreign currency translation	—	(2.8)	(2.8)
Balance at September 30, 2016	$1.7	$51.4	$53.1

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

On April 1, 2016, the Company completed the indirect acquisition of the majority interest in Bolzoni S.p.A. ("Bolzoni"). On July 6, 2016, the Company completed the acquisition of the remaining outstanding interest in Bolzoni. Bolzoni is a leading worldwide producer of attachments, forks and lift tables under the Bolzoni Auramo and Meyer brand names. Bolzoni products are manufactured in Italy, Germany, Finland, China and the United States. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift-truck attachments and industrial material handling. See Note 14 to the unaudited condensed consolidated financial statements for additional information.

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

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)	NINE MONTHS ENDED		Favorable / (Unfavorable)
	SEPTEMBER 30			SEPTEMBER 30
	2016	2015	% Change	2016	2015	% Change
Lift truck unit shipments (in thousands)
Americas	13.7	15.2	(9.9)%	40.3	42.3	(4.7)%
EMEA	5.1	5.7	(10.5)%	17.5	17.6	(0.6)%
JAPIC	1.5	1.5	—%	4.1	4.8	(14.6)%
	20.3	22.4	(9.4)%	61.9	64.7	(4.3)%
Revenues
Americas	$408.4	$454.1	(10.1)%	$1,237.4	$1,333.9	(7.2)%
EMEA	137.1	145.1	(5.5)%	439.7	448.9	(2.0)%
JAPIC	46.2	52.4	(11.8)%	125.0	148.2	(15.7)%
Lift truck business	591.7	651.6	(9.2)%	1,802.1	1,931.0	(6.7)%
Bolzoni	36.2	—	n.m.	75.1	—	n.m.
Nuvera	1.4	0.5	n.m.	1.9	2.1	n.m.
	$629.3	$652.1	(3.5)%	$1,879.1	$1,933.1	(2.8)%
Gross profit (loss)
Americas	$72.8	$78.8	(7.6)%	$217.8	$225.7	(3.5)%
EMEA	18.7	22.5	(16.9)%	65.1	77.4	(15.9)%
JAPIC	4.2	5.6	(25.0)%	12.9	18.5	(30.3)%
Lift truck business	95.7	106.9	(10.5)%	295.8	321.6	(8.0)%
Bolzoni	9.2	—	n.m.	22.0	—	n.m.
Nuvera	(0.3)	(0.2)	n.m.	(1.3)	(1.4)	n.m.
	$104.6	$106.7	(2.0)%	$316.5	$320.2	(1.2)%
Selling, general and administrative expenses
Americas	$49.4	$43.3	(14.1)%	$162.7	$141.8	(14.7)%
EMEA	20.1	22.3	9.9%	60.9	65.2	6.6%
JAPIC	5.7	5.7	—%	16.9	18.8	10.1%
Lift truck business	75.2	71.3	(5.5)%	240.5	225.8	(6.5)%
Bolzoni	11.7	—	n.m.	23.8	—	n.m.
Nuvera	12.3	6.4	(92.2)%	25.7	17.1	(50.3)%
	$99.2	$77.7	(27.7)%	$290.0	$242.9	(19.4)%
Operating profit (loss)
Americas	$23.4	$35.5	(34.1)%	$55.1	$83.9	(34.3)%
EMEA	(1.4)	0.2	n.m.	4.2	12.2	(65.6)%
JAPIC	(1.5)	(0.1)	n.m.	(4.0)	(0.3)	n.m.
Lift truck business	20.5	35.6	(42.4)%	55.3	95.8	(42.3)%
Bolzoni	(2.5)	—	n.m.	(1.8)	—	n.m.
Nuvera	(12.6)	(6.6)	(90.9)%	(27.0)	(18.5)	(45.9)%
	$5.4	$29.0	(81.4)%	$26.5	$77.3	(65.7)%
Interest expense	$1.9	$1.3	(46.2)%	$5.0	$3.6	(38.9)%
Other (income) expense	$(3.4)	$(0.7)	(385.7)%	$(6.1)	$(1.8)	(238.9)%

	THREE MONTHS ENDED		Favorable / (Unfavorable)	NINE MONTHS ENDED		Favorable / (Unfavorable)
	SEPTEMBER 30			SEPTEMBER 30
	2016	2015	% Change	2016	2015	% Change
Net income (loss) attributable to stockholders
Americas	$20.2	$24.3	(16.9)%	$43.2	$57.9	(25.4)%
EMEA	1.9	—	n.m.	6.4	9.9	(35.4)%
JAPIC	(0.2)	0.6	n.m.	(0.9)	0.8	n.m.
Lift truck business	21.9	24.9	(12.0)%	48.7	68.6	(29.0)%
Bolzoni	(2.0)	—	n.m.	(1.9)	—	n.m.
Nuvera	(7.6)	(4.0)	(90.0)%	(16.2)	(11.1)	(45.9)%
	$12.3	$20.9	(41.1)%	$30.6	$57.5	(46.8)%
Diluted earnings per share	$0.75	$1.28	(41.4)%	$1.86	$3.52	(47.2)%
Effective income tax rate	n.m.	26.1%		n.m.	23.4%
Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of September 30, 2016, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2016	2015	2016	2015
Unit backlog, beginning of period	30.5	30.9	26.9	28.1
Unit shipments	(20.3)	(22.4)	(61.9)	(64.7)
Unit bookings	20.4	18.6	65.6	63.7
Unit backlog, end of period	30.6	27.1	30.6	27.1

The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2016	2015	2016	2015
Bookings, approximate sales value	$480	$450	$1,470	$1,440
Backlog, approximate sales value	$730	$670	$730	$670

Third Quarter of 2016 Compared with Third Quarter of 2015

The following table identifies the components of change in revenues for the third quarter of 2016 compared with the third quarter of 2015:

Revenues
2015	$652.1
Increase (decrease) in 2016 from:
Unit volume and product mix	(43.2)
Unit price	(8.1)
Other	(4.1)
Foreign currency	(1.9)
Parts	(1.7)
Bolzoni revenues	36.2
2016	$629.3

Revenues decreased 3.5% to $629.3 million in the third quarter of 2016 from $652.1 million in the third quarter of 2015. The decrease in the lift truck business was mainly due to lower unit volume during the third quarter of 2016 compared with the third quarter of 2015. Revenues also declined due to the unfavorable effect of deal-specific selling prices and a shift in sales to lower-priced lift trucks during the third quarter of 2016 compared with the third quarter of 2015. The lift truck revenue decline was partially offset by Bolzoni revenues during the third quarter of 2016.

Revenues in the Americas declined in the third quarter of 2016 from the third quarter of 2015 primarily as a result of the reduction in unit shipments, the unfavorable effect of deal-specific pricing in North America and lower parts sales.

EMEA's revenues decreased in the third quarter of 2016 from the third quarter of 2015 mainly as a result of unfavorable currency movements of $3.3 million from the translation of sales into U.S. dollars and reduced sales of Class 3 warehouse trucks and Class 5 internal combustion trucks, partially offset by higher sales of Class 1 electric rider trucks and Class 5 Big Trucks.

Revenues in JAPIC declined in the third quarter of 2016 compared with the third quarter of 2015. The decrease was primarily the result of a decrease in revenues from higher-priced, higher-capacity lift trucks, primarily Class 5 Big Trucks, in the Pacific market and the effect of deal-specific pricing in the third quarter of 2016 compared with the third quarter of 2015. This decrease was partially offset by an increase in revenues from lower-priced lift trucks in China.

The following table identifies the components of change in operating profit for the third quarter of 2016 compared with the third quarter of 2015:

Operating Profit
2015	$29.0
Decrease in 2016 from:
Lift truck gross profit	(11.2)
Nuvera operations	(6.0)
Lift truck selling, general and administrative expenses	(3.9)
Bolzoni operations	(2.5)
2016	$5.4

The Company recognized operating profit of $5.4 million in the third quarter of 2016 compared with $29.0 million in the third quarter of 2015. The decrease in operating profit was primarily due to lower gross profit, an increase in Nuvera's operating loss and higher selling, general and administrative expenses. In addition, the Bolzoni operating loss of $2.5 million in the third quarter of 2016 included $2.6 million of purchase accounting adjustments related to the second quarter of 2016, based on the revised valuation of the assets acquired and liabilities assumed in the Bolzoni acquisition. Lift truck gross profit decreased mainly as a result of the unfavorable effect of lower pricing in the third quarter of 2016 compared with the third quarter of 2015, lower volumes and unfavorable foreign currency movements of $4.4 million. The decrease in gross profit was partially offset by the benefits from continued material cost deflation in the third quarter of 2016 compared with the third quarter of 2015. The increase in lift truck selling, general and administrative expenses was primarily due to the absence of favorable adjustments made to incentive compensation estimates in the third quarter of 2015, acquisition-related costs of $0.4 million and increased marketing-related expenses. Favorable foreign currency movements of $1.2 million partially offset the increase in selling, general and administrative expenses during the third quarter of 2016 compared with the third quarter of 2015.

Operating profit in the Americas decreased in the third quarter of 2016 compared with the third quarter of 2015 primarily as a result of higher selling, general and administrative expenses and lower gross profit. Selling, general and administrative expenses increased in the third quarter of 2016 compared with the third quarter of 2015 primarily due to the absence of favorable adjustments made to incentive compensation estimates in the third quarter of 2015, higher marketing-related expenses and $0.4 million of acquisition-related costs. In addition, gross profit in the Americas decreased primarily due to deal-specific pricing and reduced unit shipments, which led to higher manufacturing variances during the third quarter of 2016 compared with the third quarter of 2015. These items were partially offset by favorable foreign currency movements of $3.2 million and continued material cost deflation.

Operating profit in EMEA decreased in the third quarter of 2016 compared with the third quarter of 2015 mainly as a result of lower gross profit from unfavorable currency movements of $6.1 million, partially offset by continued material cost deflation. Lower gross profit was partially offset by lower selling, general and administrative expenses, primarily as a result of favorable currency movements of $1.3 million and lower bad debt expense in the third quarter of 2016 compared with the third quarter of 2015.

The operating loss in JAPIC increased in the third quarter of 2016 compared with the third quarter of 2015 mainly as a result of lower gross profit, primarily from unfavorable foreign currency movements of $1.5 million.

Nuvera's operating loss increased in the third quarter of 2016 primarily due to an increase of $5.6 million in development and production start-up expenses mainly resulting from unfavorable inventory adjustments due to higher initial costs of components compared with expected selling prices as Nuvera began transitioning from product development to commercialization and production of its fuel cell system.

The Company recognized net income attributable to stockholders of $12.3 million in the third quarter of 2016 compared with $20.9 million in the third quarter of 2015. The decrease was primarily the result of the decline in operating profit, partially offset by favorable tax adjustments in the third quarter of 2016, including a $3.2 million release of the valuation allowance previously applied against the Company's Italian deferred tax assets as the Company believes it is more likely than not that these deferred tax assets will be realized in the foreseeable future and $2.0 million of adjustments for a U.S. tax benefit for manufacturing activities, certain foreign earnings and repatriations, and the research and development credit. See Note 4 to the unaudited condensed consolidated financial statements for additional information.

First Nine Months of 2016 Compared with First Nine Months of 2015

The following table identifies the components of change in revenues for the first nine months of 2016 compared with the first nine months of 2015:

Revenues
2015	$1,933.1
Increase (decrease) in 2016 from:
Unit volume and product mix	(93.0)
Unit price	(18.3)
Foreign currency	(17.9)
Other	(0.3)
Bolzoni revenues	75.1
Parts	0.4
2016	$1,879.1

Revenues decreased 2.8% to $1,879.1 million in the first nine months of 2016 from $1,933.1 million in the first nine months of 2015. The decrease in the lift truck business was mainly due to lower unit volumes, the unfavorable effect of deal-specific selling prices and a shift in sales to lower-priced lift trucks during the first nine months of 2016 compared with the first nine months of 2015. Revenues were also unfavorably affected by the strong U.S. dollar during the first nine months of 2016 compared with the first nine months of 2015. The decline in lift truck revenue was partially offset by Bolzoni revenues since the acquisition on April 1, 2016.

Revenues in the Americas declined in the first nine months of 2016 from the first nine months of 2015 primarily as a result of the reduction in unit shipments and the unfavorable effect of deal-specific pricing in North America. In addition, unfavorable currency movements of $7.7 million from the translation of Brazilian sales into U.S. dollars, which strengthened against the Brazilian real, contributed to the decline in revenues.

EMEA's revenues declined slightly in the first nine months of 2016 from the first nine months of 2015 mainly as a result of unfavorable currency movements of $9.3 million from the translation of sales into U.S. dollars, a shift in sales to lower-capacity lift trucks and the unfavorable effect of lower pricing of trucks.

Revenues in JAPIC declined in the first nine months of 2016 compared with the first nine months of 2015. The decrease was primarily the result of fewer unit shipments, the unfavorable effect of lower pricing of trucks and a shift in sales to lower-priced products in the first nine months of 2016 compared with the first nine months of 2015.

The following table identifies the components of change in operating profit for the first nine months of 2016 compared with the first nine months of 2015:

Operating Profit
2015	$77.3
Decrease in 2016 from:
Lift truck gross profit	(25.8)
Lift truck selling, general and administrative expenses	(14.7)
Nuvera operations	(8.5)
Bolzoni operations	(1.8)
2016	$26.5

The Company recognized operating profit of $26.5 million in the first nine months of 2016 compared with $77.3 million in the first nine months of 2015. The decrease in the lift truck business operating profit was primarily due to lower gross profit and higher selling, general and administrative expenses. Gross profit decreased mainly as a result of the unfavorable effect of lower pricing, reduced sales volumes, which led to higher manufacturing variances, unfavorable foreign currency movements of $10.8 million, and increased U.S. health care costs in the first nine months of 2016 compared with the first nine months of 2015. The decrease in gross profit was partially offset by continued material cost deflation of $25.6 million during the first nine months of 2016 compared with the first nine months of 2015. Selling, general and administrative expenses increased mainly due to acquisition-related costs of $6.1 million, higher marketing-related expenses and increased U.S. health care costs. Favorable foreign currency movements of $4.8 million partially offset the increase in selling, general and administrative expenses during the first nine months of 2016 compared with the first nine months of 2015.

Operating profit in the Americas decreased in the first nine months of 2016 compared with the first nine months of 2015 primarily as a result of higher selling, general and administrative expenses mainly from $6.1 million of acquisition-related costs, increased marketing-related expenses and a $3.0 million estimated loss on recovery of assets for recourse obligations. Gross profit also decreased mainly as a result of the effect of lower product pricing and reduced sales volumes, which led to higher manufacturing variances, and increased U.S. health care costs in the first nine months of 2016 compared with the first nine months of 2015. The decrease in gross profit was partially offset by continued material cost deflation of $18.9 million and favorable foreign currency movements of $8.8 million during the first nine months of 2016 compared with the first nine months of 2015.

Operating profit in EMEA declined in the first nine months of 2016 compared with the first nine months of 2015 mainly as a result of lower gross profit partially offset by lower selling, general and administrative expenses. Gross profit declined primarily from unfavorable currency movements of $16.3 million, lower product pricing and higher warranty-related expenses. The decrease in gross profit was partially offset by material cost deflation of $10.1 million and higher parts and units volumes in the first nine months of 2016 compared with the first nine months of 2015. Selling, general and administrative expenses decreased primarily due to favorable foreign currency movements of $2.4 million and lower bad debt expense in the first nine months of 2016 compared with the first nine months of 2015.

Operating profit in JAPIC declined in the first nine months of 2016 compared with the first nine months of 2015 mainly as a result of lower gross profit from unfavorable currency movements of $3.3 million and lower product pricing.

Nuvera's operating loss increased in the first nine months of 2016 from the first nine months of 2015 primarily due to higher development expenses mainly resulting from unfavorable inventory adjustments due to higher initial costs of components compared with expected selling prices as Nuvera began transitioning from product development to commercialization and production of its fuel cell system.

The Company recognized net income attributable to stockholders of $30.6 million in the first nine months of 2016 compared with $57.5 million in the first nine months of 2015. The decrease was primarily the result of the decline in operating profit, partially offset by discrete tax adjustments during the first nine months of 2016 compared with the first nine months of 2015. The first nine months of 2016 included discrete tax adjustments for a $3.2 million release of the valuation allowance previously applied against the Company's Italian deferred tax assets, $2.0 million of adjustments for a U.S. tax benefit for manufacturing activities, certain foreign earnings and repatriations and the research and development credit, and a tax benefit of $4.0 million as a result of the acquisition of Bolzoni, for which the Company changed its previous reinvestment assertion. As a result of this change, all of the earnings of its European operations are now considered permanently reinvested and the previously provided deferred tax liability is no longer required. The first nine months of 2015 included a $3.7 million tax benefit from an internal sale of a subsidiary between consolidated companies resulting in the repatriation of non-U.S. accumulated earnings taxes at higher rates. See Note 4 to the unaudited condensed consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2016	2015	Change
Operating activities:
Net income	$30.2	$57.8	$(27.6)
Depreciation and amortization	28.7	22.1	6.6
Other	(5.5)	8.9	(14.4)
Working capital changes, excluding the effect of business acquisitions	(30.5)	(57.5)	27.0
Net cash provided by operating activities	22.9	31.3	(8.4)

Investing activities:
Expenditures for property, plant and equipment	(28.3)	(28.9)	0.6
Proceeds from the sale of assets	9.5	11.0	(1.5)
Business acquisitions, net of cash acquired	(107.7)	—	(107.7)
Other	—	0.9	(0.9)
Net cash used for investing activities	(126.5)	(17.0)	(109.5)

Cash flow before financing activities	$(103.6)	$14.3	$(117.9)

Net cash provided by operating activities decreased $8.4 million in the first nine months of 2016 compared with the first nine months of 2015 primarily as a result of lower net income and changes in other operating activities, partially offset by the change in working capital items. The change in working capital was mainly due to a decrease in accounts receivable, primarily in EMEA, from a change in the timing of receipts from customers and an increase in accounts payable, primarily in the Americas, from higher forecasted inventory purchases and a change in the timing of payments. These items were partially offset by a larger decrease in other liabilities mainly from higher payments of amounts accrued in the first nine months of 2016 compared with the first nine months of 2015.

The change in net cash used for investing activities during the first nine months of 2016 compared with the first nine months of 2015 is mainly the result of the acquisition of Bolzoni in the second quarter of 2016.

	2016	2015	Change
Financing activities:
Net additions of long-term debt and revolving credit agreements	$44.1	$9.1	$35.0
Cash dividends paid	(14.3)	(13.8)	(0.5)
Financing fees paid	(1.6)	—	(1.6)
Other	(0.2)	(0.1)	(0.1)
Net cash provided by (used for) financing activities	$28.0	$(4.8)	$32.8

The change in net cash provided by (used for) financing activities during the first nine months of 2016 compared with the first nine months of 2015 was primarily due to borrowings under the Facility (as defined below) during the first nine months of 2016.

Financing Activities

The Company has a $240.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires April 28, 2021. There were $54.0 million borrowings outstanding under the Facility at September 30, 2016. The excess availability under the Facility at September 30, 2016 was $168.9 million, which reflects reductions of $17.1 million for letters of credit and other restrictions. The Facility consists of a U.S. revolving credit facility of $140.0 million and a non-U.S. revolving credit facility of

$100.0 million. The Facility can be increased up to $340.0 million over the term of the agreement in minimum increments of $10.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Facility was $495 million as of September 30, 2016.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective September 30, 2016, for U.S. base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margin, effective September 30, 2016, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable LIBOR interest rates under the Facility on September 30, 2016 were 2.00% and 1.50%, respectively, for the U.S. and non-U.S. facility including the applicable floating rate margin. The interest rate under the Facility on September 30, 2016 was 2.00% including the applicable floating rate margin. The Facility also requires the payment of a fee of 0.350% per annum on the unused commitment as of September 30, 2016.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as defined in the Facility, and limits the payment of dividends. If the minimum availability threshold, as defined in the Facility, is greater than fifteen percent and less than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the Facility, is greater than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the U.S. revolver commitments, as defined in the Facility. At September 30, 2016, the Company was in compliance with the covenants in the Facility.

The Company had other debt outstanding, excluding capital leases, of approximately $73.8 million at September 30, 2016, which includes the outstanding debt of Bolzoni. In addition to the excess availability under the Facility, the Company had remaining availability of $50.8 million related to other non-U.S. revolving credit agreements.

The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in April 2021.

Contractual Obligations, Contingent Liabilities and Commitments
Following is a table summarizing the contractual obligations of Bolzoni as of September 30, 2016:

	Payments Due by Period
Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
Total debt	$41.9	$21.8	$8.4	$6.9	$4.7	$0.1	$—

Since December 31, 2015, there have been no other significant changes in the total amount of the Company's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on pages 25 and 26 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Capital Expenditures

Expenditures for property, plant and equipment were $28.3 million during the first nine months of 2016. Capital expenditures are estimated to be an additional $19.6 million for the remainder of 2016. Planned expenditures for the remainder of 2016 are primarily for improvements at manufacturing locations, product development, manufacturing equipment and improvements to information technology infrastructure. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	SEPTEMBER 30 2016	DECEMBER 31 2015	Change
Cash and cash equivalents	$84.8	$155.1	$(70.3)
Other net tangible assets	467.6	357.1	110.5
Intangible assets	60.3	3.6	56.7
Goodwill	53.1	—	53.1
Net assets	665.8	515.8	150.0
Total debt	(152.8)	(53.1)	(99.7)
Total equity	$513.0	$462.7	$50.3
Debt to total capitalization	23%	10%	13%

OUTLOOK

Americas Outlook

In the fourth quarter of 2016, the Company expects the overall Americas market to be comparable to the same period in 2015. Overall revenues in the fourth quarter of 2016 are expected to be comparable to the fourth quarter of 2015, with expected increased sales of counter-balanced and warehouse trucks offset by lower sales of Big Trucks. Operating profit in the Americas in the fourth quarter of 2016 is expected to decrease compared with 2015. Expected improvements in operating profit from higher parts sales, favorable currency relationships based on current currency rates and anticipated improvements in Brazil's operating results are expected to be more than offset by higher employee-related operating expenses and lower pricing of products. In addition, net income in the fourth quarter of 2015 included the unfavorable effect of a $7.5 million valuation allowance adjustment related to Brazil.

In 2017, the Company expects the Americas market to moderate compared with 2016, primarily as a result of a slightly weaker North America market, partially offset by an anticipated partial market recovery from very low levels in Brazil. Despite these market conditions, revenues and parts sales are expected to increase modestly in 2017 over 2016 due to anticipated market share increases. Full-year 2017 operating profit in the Americas segment is expected to decrease compared with 2016, largely as a result of an increase in sales of lower-margin units, material cost inflation and higher operating expenses.

EMEA Outlook

During 2015, EMEA had currency hedges in place that mitigated the unfavorable effect of the strengthening U.S. dollar. As these hedges have expired, realized currency rates have been less favorable. Further, the strong U.S. dollar is expected to continue to have a larger unfavorable impact on the EMEA results in the fourth quarter of 2016 and in 2017. However, over the longer term, the decline in the British pound is expected to improve the competitive position of the Company's plant in Northern Ireland.

During the fourth quarter of 2016, the Company expects EMEA revenues to increase more than the overall EMEA market rate. Operating profit in the EMEA segment is also expected to increase in the fourth quarter of 2016 from a very low level in 2015 primarily as a result of improved unit and parts revenues and lower material costs, partially offset by unfavorable currency movements as certain hedge contracts expire.

In 2017, moderate overall growth in the EMEA markets is expected to be driven by strength in Eastern and Western Europe partially offset by continued lower demand in the Middle East and Africa market. As a result of these market conditions and anticipated market share gains, units and parts revenues are expected to increase modestly in 2017. Operating profit in the EMEA segment is expected to increase in 2017 compared with 2016 as a result of the increased sales volumes.

JAPIC Outlook

For the fourth quarter of 2016, the JAPIC market is expected to increase modestly compared with the fourth quarter of 2015. As a result of these market conditions and the continued execution of the Company's strategic initiatives, revenues and operating results are expected to increase compared with the fourth quarter of 2015.

In 2017, the JAPIC market is expected to be comparable to 2016. However, as a result of the continued implementation of the Company's strategic initiatives, revenues and operating results are expected to increase compared with 2016.

Overall Lift Truck Outlook

In the fourth quarter of 2016, the overall global lift truck market is expected to increase slightly compared with the fourth quarter of 2015 primarily as a result of market growth in Eastern and Western Europe and China. In the context of these market conditions, and as a result of the Company's share gain programs, unit and parts revenues are expected to increase in the fourth quarter of 2016 compared with the fourth quarter of 2015.

The Company expects the lift truck segment operating profit in the fourth quarter of 2016 to be lower than the fourth quarter of 2015 as anticipated increases from parts and unit revenues are expected to be more than offset by lower product pricing and higher operating expenses. In addition, fourth-quarter 2016 net income is expected to decline compared with the fourth quarter of 2015, after excluding the unfavorable $7.5 million valuation allowance adjustment related to Brazil taken in the fourth quarter of 2015.

Global markets in 2017 are expected to be comparable to 2016 but because of anticipated market share gains, unit and parts revenues and operating profit are expected to increase in 2017 compared with 2016. However, net income in 2017 is expected to decrease modestly from 2016 as a result of a higher effective income tax rate and the absence of tax benefits recognized in 2016 that are not expected to reoccur.

Commodity costs declined throughout 2016 but are expected to remain at current levels in the remainder of 2016 and into 2017. However, commodities, including steel in particular, remain volatile and sensitive to changes in the global economy.

Cash flow before financing activities is expected to be positive but decline substantially in the fourth quarter of 2016 compared with the fourth quarter of 2015. Excluding the cash paid for the Bolzoni acquisition, cash flow before financing activities is expected to improve in 2017 compared with 2016.

The Company remains focused on gaining market share in its lift truck business over time by implementing key strategic initiatives focused on understanding customer needs, providing the lowest cost of ownership over the life-cycle of the truck, enhancing its independent distribution, increasing its warehouse market position, increasing the Company's success in the Asia markets, increasing its Big Truck market position, strengthening its sales and marketing organization, and leveraging its solutions and technology drivers.

The Company is also developing new products in many segments that are expected to support its market share growth. Production began on the new standard 2.0-3.0 ton Class 5 internal combustion engine lift truck line late in the third quarter of 2016, and shipments began early in the fourth quarter. Production also began on the Company's new European 1-1.6 ton Pedestrian Pallet Stacker during the third quarter and shipments are expected to begin later in the fourth quarter. These new products are expected to help increase market share, improve revenues and enhance operating margins for the remainder of 2016 and in 2017.

Bolzoni Outlook

Attachments for Class 1 and Class 5 lift truck products are Bolzoni's primary market. The majority of Bolzoni's revenues are generated in the strengthening EMEA market, primarily Eastern and Western Europe, and, to a lesser degree, in the North America market. In this context, Bolzoni's revenues in the fourth quarter of 2016 are expected to be comparable to the revenues of €36.2 million, or approximately $40 million at current exchange rates, reported by Bolzoni for the fourth quarter of 2015.

Excluding the costs of the acquisition, estimated integration costs and purchase accounting adjustments, Bolzoni's fourth quarter 2016 operating profit and net income are expected to be accretive and slightly higher than the third quarter of 2016. The implementation of anticipated cost reduction and sales enhancement programs are expected to generate gradual growth in Bolzoni's revenues, operating profit and net income, with 2017 quarterly income gradually increasing as more operating leverage is gained from sales growth.

Nuvera Outlook

Nuvera's progress toward full commercialization is expected to continue throughout the remainder of 2016 and in 2017 following shipments of the first Class 1, 2 and 3 Nuvera® Fuel Cell System units, which began in the third quarter. Customer interest in these products is higher than initially projected and production is ramping up for sales of an increased number of Nuvera® Fuel Cell System units. New orders are being received and negotiations for several large orders are expected to reach completion following several successful customer demonstrations. Further demonstrations are planned and are expected to provide additional sales opportunities. As a result, Nuvera® Fuel Cell System unit shipments and related revenues are expected to increase modestly in the fourth quarter of 2016 compared with 2015 and increase significantly in 2017 over 2016.

Nuvera expects to continue to focus on commercializing its fuel-cell technology by expanding its product line and integrating its technology into the Hyster® and Yale® lift truck product ranges. As part of this process, Nuvera is focusing on reducing manufacturing costs per unit as production increases and greater economies of scale are achieved through the combination of its technology and innovation with the lift truck business' supply chain, manufacturing and distribution expertise. However, this cost reduction process is expected to continue during Nuvera's rapid production ramp up and transition from product development to full commercialization. Until the lower cost structure is fully in place and the supply chain and manufacturing efficiencies are fully realized, development and inventory costs are expected to result in continued inventory adjustments to reflect current selling prices, but at a decreasing rate. In 2017, as Nuvera continues to generate additional revenue and works to reduce manufacturing costs per unit, it expects a moderately lower net loss than in 2016, including significant inventory adjustments, especially in the first half of 2017. Nuvera's objective is to reach a quarterly break-even operating profit sometime in 2018.

Nuvera's hydrogen generator appliance, which produces fuel cell-grade hydrogen has an expanding list of customers in several applications. Nuvera also expects to continue to focus on cost reductions and full commercialization of this product line.

The Company believes the commercialization of Nuvera fuel cell-related technologies is an investment that will reinforce the Company’s core strategies and help drive further lift truck unit market share growth, as well as meet customer needs. It also provides the Company with the ability to expand its power solutions offerings, as well as its offering of best-in-class energy solutions to customers, by integrating fuel cells with lift trucks in ways that are expected to optimize the performance and energy efficiency of the total lift truck system.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, (2) the ability of dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (3) the political and economic uncertainties in Europe and Brazil, (4) customer acceptance of pricing, (5) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (6) exchange rate fluctuations, changes in non-U.S. import tariffs and monetary policies and other changes in the regulatory climate in the non-U.S. countries in which the Company operates and/or sells products, (7) delays in manufacturing and delivery schedules, (8) bankruptcy of or loss of major dealers, retail customers or suppliers, (9) customer acceptance of, changes in the costs of, or delays in the development of new products, (10) introduction of new products by, or more favorable product pricing offered by, competitors, (11) product liability or other litigation, warranty claims or returns of products, (12) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (13) changes mandated by federal, state and other regulation, including health, safety or environmental legislation, (14) the successful commercialization of Nuvera's technology, (15) the introduction of a more accepted product to the market by a competitor, making the Nuvera technology less marketable, (16) the successful integration of Bolzoni’s operations and employees, and (17) unfavorable effects of the United Kingdom's exit from the European Union on Hyster-Yale's global operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 30, 31 and F-23 through F-26 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the Company's derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2015.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of the Company's management, including the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. Management has excluded Bolzoni from its assessment of the Company's disclosure controls and procedures because the Company acquired a majority interest in Bolzoni on April 1, 2016. As of September 30, 2016, Bolzoni constituted 16% of the Company's total assets.

Changes in internal control over financial reporting: During the third quarter of 2016, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company acquired a majority interest in Bolzoni on April 1, 2016 and is currently in the process of integrating Bolzoni's processes and internal controls.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A     Risk Factors
There have been no material changes from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 in the Section entitled "Risk Factors."

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
Not applicable

Item 5    Other Information
None

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 36 of this Quarterly Report on Form 10-Q for the period ended September 30, 2016.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.

Date:	November 1, 2016	/s/ Kenneth C. Schilling
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