Form 10-K
period 2016-12-31
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2017-02-28
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
     YES ☐     NO ☒
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter): $670,667,892
Number of shares of Class A Common Stock outstanding at February 24, 2017: 12,474,264
Number of shares of Class B Common Stock outstanding at February 24, 2017: 3,920,764
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2017 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
Item 1. BUSINESS
General

Hyster-Yale Materials Handling, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company Hyster-Yale Group, Inc. ("HYG"), is a leading, globally integrated, full-line lift truck manufacturer. The Company offers a broad array of solutions aimed at meeting the specific materials handling needs of its customers, including attachments and hydrogen fuel cell power products, telematics, automation and fleet management services, as well as an array of other power options for its lift trucks. The Company, headquartered in Cleveland, Ohio, through HYG designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, Italy, the Netherlands, Vietnam, Japan, the Philippines, Brazil and China. Hyster-Yale was incorporated as a Delaware corporation in 1999.

The Company also operates Nuvera Fuel Cells, LLC ("Nuvera"). Nuvera is an alternative-power technology company focused on fuel-cell stacks and related systems. Nuvera also supports on-site hydrogen production and dispensing systems that are designed to deliver clean energy solutions to customers.

As a result of the acquisition of Nuvera, the Company intends to commercialize Nuvera's research and technology to provide for the integration of this fuel-cell technology across large parts of the Company's lift truck product range. The Company expects to be able to offer its Hyster® and Yale® customers an integrated, factory-fitted fuel-cell solution, as well as associated hydrogen generation and delivery capability. In addition, the Company expects to offer aftermarket solutions designed to be used in electric-powered lift truck brands in the market today.

On April 1, 2016, the Company completed the acquisition of the majority interest in Bolzoni S.p.A. ("Bolzoni"). On July 6, 2016, the Company completed the acquisition of the remaining outstanding interest in Bolzoni. Bolzoni is a leading worldwide producer of attachments, forks and lift tables marketed under the Bolzoni Auramo and Meyer brand names. The acquisition allows the Company to provide integrated solutions for attachments and lift trucks and expand market reach while leveraging Bolzoni’s manufacturing capacity. Bolzoni products are manufactured in Italy, China, Germany, Finland and the United States. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift-truck attachments and industrial material handling.

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, www.hyster-yale.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Business Segments

The Company operates five reportable segments: the Americas, EMEA, JAPIC, Bolzoni and Nuvera. See Note 3 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion.

Manufacturing and Assembly
The Company manufactures components, such as frames, masts and transmissions, and assembles lift trucks in the market of sale whenever practical to minimize freight cost and balance currency mix. In some instances, however, it utilizes one worldwide location to manufacture specific components or assemble specific lift trucks. Additionally, components and assembled lift trucks are exported to locations when it is advantageous to meet demand in certain markets. The Company operates twelve lift truck manufacturing and assembly facilities worldwide with five plants in the Americas, three in EMEA and four in JAPIC, including joint venture operations. In addition, the Company operates seven Bolzoni manufacturing facilities worldwide.
Sales of lift trucks represented approximately 77% of the Company’s annual revenues in 2016 (approximately 50% internal combustion engine units and approximately 27% electric units), and 82% and 83% in 2015 and 2014, respectively. Service, rental and other revenues were approximately 6% in 2016, 5% in 2015 and 4% in 2014. Bolzoni's revenues were approximately 4% in 2016.
During 2016, the Company’s retail shipments of lift trucks in North America by end market were approximately 21% to the manufacturing market, approximately 18% to the wholesale distribution market, approximately 14% to the home centers and retail market, approximately 13% to the freight and logistics market, approximately 12% to the food and beverage market, approximately 10% to the rental market and approximately 3% to the paper market.

Aftermarket Parts
The Company offers a line of aftermarket parts to service its large installed base of lift trucks currently in use in the industry. The Company offers online technical reference databases specifying the required aftermarket parts to service lift trucks and an aftermarket parts ordering system. Aftermarket parts sales represented approximately 13% of the Company’s annual revenues in each of 2016, 2015 and 2014.

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
Patents, Trademarks and Licenses
The Company relies on a combination of trade secret protection, trademarks, copyrights, and patents to establish and protect the Company's proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of the Company's technology to which they relate or competitors may design around the patents. The Company is not materially dependent upon patents or patent protection; however, as materials handling equipment has become more technologically advanced, the Company and its competitors have increasingly sought patent protection for inventions incorporated into their respective products. The Company owns the Hyster®,Yale®, Bolzoni Auramo and Meyer trademarks and believes these trademarks are material to its business.
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
Distribution Network
The Company distributes lift trucks and attachments primarily through two channels: independent dealers and a National Accounts program. In addition, the Company distributes aftermarket parts and service for its lift trucks through its independent dealers. The Company’s end-user base is diverse and fragmented, including, among others, light and heavy manufacturers, trucking and automotive companies, rental companies, building materials and paper suppliers, lumber, metal products, warehouses, retailers, food distributors, container handling companies and U.S. and non-U.S. governmental agencies.
Independent Dealers
The Company’s dealers, located in 129 countries, are generally independently owned and operated. In the Americas, Hyster® had 20 independent dealers and Yale® had 30 independent dealers as of December 31, 2016. In EMEA, Hyster® had 67 independent dealers and Yale® had 99 independent dealers as of December 31, 2016. In JAPIC, Hyster® had 50 independent dealers and Yale® had 13 independent dealers as of December 31, 2016. As of December 31, 2016, the Company had 27 dual-branded dealers in the Americas, three in EMEA and three in JAPIC.
National Accounts
The Company operates a National Accounts program for both Hyster® and Yale®. The National Accounts program focuses on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The National Accounts program accounted for 17%, 16% and 15% of new lift truck unit volume in 2016, 2015 and 2014, respectively. The independent dealers support the National Accounts program by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with National Accounts sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, the National Accounts program markets services, including full maintenance leases and fleet management.

Financing of Sales
The Company is engaged in a joint venture with Wells Fargo Financial Leasing, Inc. (“WF”) to provide dealer and customer financing of new lift trucks in the United States. The Company owns 20% of the joint venture entity, HYG Financial Services, Inc. ("HYGFS"), and receives fees and remarketing profits under a joint venture agreement. This agreement has a base term of five years and automatically renews for additional one-year terms unless written notice is given by either party at least 180 days prior to termination. The expiration of the base term is December 2018. The Company accounts for its ownership of HYGFS using the equity method of accounting.

Under the joint venture agreement with HYGFS, the Company’s dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, the Company provides recourse or repurchase obligations to HYGFS or to others. In substantially all of these transactions, a perfected security interest is maintained in the lift trucks financed, so that in the event of a default, the Company has the ability to foreclose on the leased property and sell it through the Hyster® or Yale® dealer network. Furthermore, the Company has established reserves for exposures under these agreements when required. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to guarantees for these certain eligible dealers are limited to 7.5% of their original loan balance. See Notes 17 and 18 to the Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.
Backlog
The following table outlines the Company's backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks:

	December 31, 2016	September 30, 2016	December 31, 2015
Units (in thousands)	29.6	30.6	26.9
Backlog, approximate sales value (in millions)	$710	$730	$660
As of December 31, 2016, the Company expects substantially all of its backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks to be sold during fiscal 2017. Backlog represents unfilled lift truck orders placed with the Company’s manufacturing and assembly facilities from dealers and National Accounts customers. In general, unfilled orders may be canceled at any time prior to the time of sale; however, the Company can assess cancellation penalties on dealer orders within a certain period prior to initiating production. The dollar value of backlog is calculated using the current unit backlog and the forecasted average sales price per unit.
Key Suppliers and Raw Materials
At times, the Company has experienced significant increases in material costs, primarily as a result of global increases in industrial metals including steel, lead and copper and other commodity products, such as rubber, as a result of increased demand and limited supply. While the Company attempts to pass these increased costs along to its customers in the form of higher prices for its products, it may not be able to fully offset the increased costs of industrial metals and other commodities, due to overall market conditions and the lag time involved in implementing price increases for its products.
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
Competition
The Company is one of the leaders in the lift truck industry with respect to market share in the Americas and worldwide. Competition in the materials handling industry is intense and based primarily on strength and quality of dealers, brand loyalty, customer service, new lift truck sales prices, availability of products and aftermarket parts, comprehensive product line offerings, product performance, product quality and features and the cost of ownership over the life of the lift truck. The Company competes with several global lift truck manufacturers that operate in all major markets, as well as other niche companies. The lift truck industry also competes with alternative methods of materials handling, including conveyor systems and automated guided vehicles and systems.
The Company's aftermarket parts offerings compete with parts manufactured by other lift truck manufacturers, as well as companies that focus solely on the sale of generic parts.

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
The Company’s lift truck engineering centers utilize a three-dimensional CAD/CAM system and are interconnected, with all of the Company’s manufacturing and assembly facilities and certain suppliers. This allows for collaboration in technical engineering designs and collaboration with these suppliers. Additionally, the Company solicits customer feedback throughout the design phase to improve product development efforts. The Company invested $74.1 million, $69.1 million and $71.4 million on lift truck product and attachment design and development activities in 2016, 2015 and 2014, respectively.
Nuvera has two research and development locations. In the U.S., Billerica, Massachusetts is the primary location for design, development and testing of all of Nuvera’s technologies, including the generation, compression, storage and dispensing of hydrogen, in addition to fuel cells. In Europe, the operations at San Donato, Italy are primarily focused on fuel-cell systems integration and testing. The Company invested $32.9 million and $19.2 million on product design and development activities at Nuvera in 2016 and 2015, respectively.
Sumitomo-NACCO Joint Venture
The Company has a 50% ownership interest in Sumitomo NACCO Forklift Co., Ltd. (“SN”), a limited liability company that was formed in 1970 primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each stockholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, the Company accounts for its ownership in SN using the equity method of accounting. The Company purchases Hyster®- and Yale®-branded lift trucks and related component and aftermarket parts from SN for sale outside of Japan under agreed-upon terms. The Company also contracts with SN for engineering design services on a cost plus basis and charges SN for technology used by SN but developed by the Company. During 2016, SN sold approximately 6,300 lift trucks.

Employees
As of January 31, 2017, the Company had approximately 6,500 employees. Certain employees in the Danville, Illinois parts depot operations are unionized. The Company’s contract with the Danville union expires in June 2018. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville, North Carolina are not represented by unions. In Brazil, all employees are represented by a union. The Company’s contracts with the Brazilian unions expire annually at which time salaries and certain benefits are negotiated for the following year. In Mexico, certain employees are unionized. The Company’s contract with the Mexico union expires annually in March, at which time salaries are negotiated for the following year. Benefits in Mexico are negotiated every other year.
In Europe, certain employees in the Helsinki, Finland; Salzgitter, Germany; Craigavon, Northern Ireland; Masate, Italy; Piacenza, Italy; San Donato, Italy; and Nijmegen, the Netherlands facilities are unionized. All of the European employees are part of works councils that perform a consultative role on business and employment matters.
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
Environmental Matters
The Company’s manufacturing operations are subject to laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous substances. The Company’s policies stress compliance, and the Company believes it is currently in substantial compliance with existing environmental laws. If the Company fails to comply with these laws or its environmental permits, it could incur substantial costs, including cleanup costs, fines and civil and criminal sanctions. In addition, future changes to environmental laws could require the Company to incur significant additional expense or restrict operations. Based on current information, the Company does not expect compliance with environmental requirements to have a material adverse effect on the Company’s financial condition or results of operations.
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
The pricing and costs of the Company's products have been and may continue to be impacted by currency fluctuations, which could materially increase costs, and result in material exchange losses and reduce operating margins.
Because the Company conducts transactions in various currencies, including the euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner and Mexican peso, lift truck pricing is subject to the effects of fluctuations in the value of these currencies and fluctuations in the related currency exchange rates. As a result, the Company's sales have historically been affected by, and may continue to be affected by, these fluctuations. In addition, exchange rate movements between currencies in which the Company purchases materials and components and manufactures certain products and the currencies in which the Company sells those products have been affected by and may continue to result in exchange losses that could materially reduce operating margins. Furthermore, the Company's hedging contracts may not fully offset risks from changes in currency exchange rates.
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
Non-U.S. operations represent a significant portion of the Company's business. The Company expects revenue from non-U.S. markets to continue to represent a significant portion of total revenue. The Company owns or leases manufacturing facilities in Brazil, Italy, Mexico, the Netherlands, Northern Ireland, Finland, Germany and China, and owns interests in joint ventures with facilities in China, Japan, the Philippines and Vietnam. The Company also sells U.S. produced products to non-U.S. customers and sells non-U.S. produced products to U.S. customers. The Company's non-U.S. operations are subject to additional risks, which include:

•	potential political, economic and social instability in the non-U.S. countries in which the Company operates;

•
currency risks, including those risks set forth under, “The pricing and costs of the Company's products have been and may continue to be impacted by currency fluctuations, which could materially increase costs and result in material exchange losses and reduce operating margins”;

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
Economic and political conditions in the United States and abroad may lead to significant changes in tax rules and regulations and/or lead to the adoption of restrictions on international trade. For example, recent proposed measures to reform U.S. and non-U.S. tax laws could significantly impact how multinational corporations are taxed. Although the Company cannot predict the final form of any proposal, if adopted at all, such proposals could, if enacted, have a material adverse impact on the Company's profitability.
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
Through arrangements with WF and others, dealers and other customers are provided financing for new lift trucks in the United States and in major countries of the world outside of the United States. Through these arrangements, the Company's dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, the Company provides recourse or repurchase obligations such that it would become obligated in the event of default by the dealer or customer. Total amounts subject to these types of obligations at December 31, 2016 and 2015 were $149.3 million and $179.8 million, respectively. Generally, the Company maintains a perfected security interest in the assets financed such that, in the event that the Company becomes obligated under the terms of the recourse or repurchase obligations, it may take title to the assets financed. The Company cannot be certain, however, that the security interest will equal or exceed the amount of the recourse or repurchase obligations. In addition, the Company cannot be certain that losses under the terms of the recourse or repurchase obligations will not exceed the reserves that have been set aside in the consolidated financial statements. The Company could incur a charge to earnings if reserves prove to be inadequate, which could have a material adverse effect on results of operations and liquidity for the period in which the charge is taken.
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
In connection with any acquisition the Company has made, it could, under some circumstances, be held financially liable for or suffer other adverse effects due to environmental violations or contamination caused by prior owners of businesses the Company acquired. In addition, under some of the agreements through which the Company has sold businesses or assets, it has retained responsibility for certain contingent environmental liabilities arising from pre-closing operations. These liabilities may not arise, if at all, until years later and could require the Company to incur significant additional expenses, which could materially adversely affect the results of operations and financial condition.
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
The Company has two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock are entitled to cast one vote per share and, as of December 31, 2016, accounted for approximately 24 percent of the voting power of the Company. Holders of Class B common stock are entitled to cast ten votes per share and, as of December 31, 2016, accounted for the remaining voting power of the Company. As of December 31, 2016, certain members of the Company’s extended founding family held approximately 27 percent of the Company’s outstanding Class A common stock and approximately 84 percent of the Company’s outstanding Class B common stock. On the basis of this common stock ownership, certain members of the Company’s extended founding family could have exercised 70 percent of the Company’s total voting power. Although there is no voting agreement among such extended family members, in writing or otherwise, if they were to act in concert, they could control the outcome of director elections and other stockholder votes on significant corporate actions, such as certain amendments to the Company’s certificate of incorporation and sales of the Company or substantially all of its assets. Because certain members of the Company’s extended founding family could prevent other stockholders from exercising significant influence over significant corporate actions, the Company may be a less attractive takeover target, which could adversely affect the market price of its common stock.

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The following table presents the principal assembly, manufacturing, distribution and office facilities that the Company owns or leases:

Segment	Facility Location	Owned/Leased	Function(s)
Lift Truck
Americas	Barueri, Brazil	Leased	Marketing, sales and administrative center for Brazil
	Berea, Kentucky	Owned	Assembly of lift trucks and manufacture of component parts
	Charlotte, North Carolina	Leased	Customer experience and training center
	Cleveland, Ohio	Leased	Global headquarters
	Danville, Illinois	Owned	Americas parts distribution center
	Fairview, Oregon	Owned	Global executive administrative center; counterbalanced development center for design and testing of lift trucks, prototype equipment and component parts
	Greenville, North Carolina	Owned	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in Americas; Americas warehouse development center; assembly of lift trucks and manufacture of component parts
	Itu, Brazil	Owned	Assembly of lift trucks and parts distribution center
	Ramos Arizpe, Mexico	Owned	Manufacture of component parts for lift trucks
	Sulligent, Alabama	Owned	Manufacture of component parts for lift trucks
EMEA	Craigavon, Northern Ireland	Owned	Manufacture of lift trucks and cylinders; frame and mast fabrication for EMEA
	Frimley, Surrey, United Kingdom	Leased	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in EMEA
	Irvine, Scotland	Leased	European administrative center
	Masate, Italy	Leased	Assembly of lift trucks; European warehouse development center
	Nijmegen, The Netherlands	Owned	Big trucks development center; manufacture and assembly of big trucks and component parts; European parts distribution center
JAPIC	Shanghai, China	Owned(1)	Assembly of lift trucks by Shanghai Hyster joint venture, sale of parts and marketing operations of China
	Sydney, Australia	Leased	Divisional headquarters and sales and marketing for JAPIC; JAPIC parts distribution center
	Pune, India	Leased	Engineering design services
Bolzoni	Helsinki, Finland	Leased	Manufacture and distribution of Bolzoni products
	Heibei, China	Owned	Manufacture and distribution of Bolzoni products
	Homewood, Illinois	Owned	Manufacture and distribution of Bolzoni products
	Piacenza, Italy	Owned	Bolzoni headquarters; manufacture and distribution of Bolzoni products
	Prato, Italy	Owned	Manufacture and distribution of Bolzoni products
	Salzgitter, Germany	Owned	Manufacture and distribution of Bolzoni products
	Wuxi, China	Owned	Manufacture and distribution of Bolzoni products
Nuvera	Billerica, Massachusetts	Leased	Nuvera research and development laboratory
	San Donato, Italy	Leased	Nuvera integration and testing

(1)	This facility is owned by Shanghai Hyster Forklift Ltd., the Company’s Chinese joint venture company.
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

Name	Age	Current Position	Other Positions
Alfred M. Rankin, Jr.	75	Chairman, President and Chief Executive Officer of Hyster-Yale (from September 2012), Chairman of HYG (from prior to 2012).
Colin Wilson	62	President and Chief Executive Officer, HYG of Hyster-Yale (from September 2014), President and Chief Executive Officer of HYG (from September 2014).
President and Chief Operating Officer of HYG (from November 2013 to September 2014), President, Americas of HYG (from prior to 2012 to September 2014), Vice President and Chief Operating Officer of HYG (from prior to 2012 to November 2013).

Gregory J. Breier	51	Vice President, Tax of Hyster-Yale (from May 2014), Vice President, Tax of HYG (from January 2012).
Senior Director of Tax of Hyster-Yale (from January 2012 to May 2012), Director of Tax and Financial Analysis of NACCO Industries, Inc. (the Company's former parent company) (From prior to 2012 to September 2012).

Brian K. Frentzko	56	Vice President, Treasurer of Hyster-Yale (from September 2012), Vice President, Treasurer of HYG (from September 2012).	Assistant Treasurer of HYG (from prior to 2012 to September 2012).
Amy E. Gerbick	45
Associate General Counsel, Director of Corporate Compliance and Assistant Secretary of Hyster-Yale (from May 2014), Associate General Counsel, Director of Corporate Compliance and Assistant Secretary of HYG (from May 2014).
			Associate, Jones Day (a law firm) (from prior to 2012 to May 2014).
Jennifer M. Langer	43	Vice President, Controller of Hyster-Yale (from February 2013), Vice President, Controller of HYG (from February 2013).
Controller of Hyster-Yale (from September 2012 to February 2013), Controller of HYG (from January 2012 to February 2013), Director of Financial Reporting, Planning and Analysis of NACCO Industries, Inc. (the Company's former parent company) (from prior to 2012 to September 2012).

Lauren E. Miller	62	Senior Vice President, Chief Marketing Officer of Hyster-Yale (from January 2015), Senior Vice President, Chief Marketing Officer of HYG (from January 2015).
Senior Vice President, Marketing and Consulting of Hyster-Yale (from February 2013 to January 2015), Senior Vice President, Marketing and Consulting of HYG (from prior to 2012 to January 2015), Vice President, Consulting Services of NACCO Industries, Inc. (the Company's former parent company) (from prior to 2012 to September 2012).

Charles F. Pascarelli	57	Senior Vice President, President, Americas of HYG (from January 2015)
President, Sales and Marketing, Americas of HYG (from March 2013 to January 2015), President, Sales and Marketing, The Raymond Corporation (an electrical materials handling company) (from prior to 2012 to March 2013).

Rajiv K. Prasad	53	Senior Vice President, Global Product Development, Manufacturing and Supply Chain Strategy of HYG (from September 2014).	Vice President, Global Product Development and Manufacturing of HYG (from January 2012 to September 2014), Vice President, Global Product Development of HYG (from prior to 2012 to January 2012).
Anthony J. Salgado	46	Senior Vice President, JAPIC of HYG (from January 2016).
Vice President, Corporate Officer, UniCarriers Corporation (an industrial company) (from April 2014 to January 2016), President, UniCarriers Americas Corporation (an industrial company) (from October 2013 to January 2016), Vice President, Manufacturing Operations, UniCarriers Americas Corporation (from prior to 2012 to October 2013).

Harry Sands	65	Senior Vice President, Managing Director, Europe, Middle East and Africa of HYG (from June 2015).	Vice President, Manufacturing EMEA of HYG (from prior to 2012 to June 2015).
Kenneth C. Schilling	57	Senior Vice President and Chief Financial Officer of Hyster-Yale (from September 2014), Senior Vice President and Chief Financial Officer of HYG (from September 2014).
Vice President and Chief Financial Officer of Hyster-Yale (from September 2012 to September 2014), Vice President and Chief Financial Officer of HYG (from prior to 2012 to September 2014), Vice President and Controller of NACCO Industries, Inc. (the Company's former parent company) (from prior to 2012 to September 2012).

Gopichand Somayajula	60	Vice President, Global Product Development of HYG (from May 2013)	Vice President, Counterbalanced Engineering of HYG (from prior to 2012 to May 2013).

Name	Age	Current Position	Other Positions
Suzanne S. Taylor	54	Senior Vice President, General Counsel and Secretary of Hyster-Yale (from May 2016), Senior Vice President, General Counsel and Secretary of HYG (from May 2016).
Vice President, Deputy General Counsel and Assistant Secretary of Hyster-Yale (from February 2013 to May 2016), Vice President, Deputy General Counsel and Assistant Secretary of HYG (from February 2013 to May 2016), Deputy General Counsel and Assistant Secretary of Hyster-Yale (from September 2012 to February 2013), Deputy General Counsel and Assistant Secretary of HYG (from September 2012 to February 2013), Associate General Counsel and Assistant Secretary of Hyster-Yale (from May 2012 to September 2012), Assistant Secretary of HYG (from prior to 2012 to September 2012), Associate General Counsel and Assistant Secretary of NACCO Industries, Inc. (the Company's former parent company) (from prior to 2012 to September 2012).

Mark H. Trivett	47	Vice President Finance, Europe, Middle East and Africa of HYG (from prior to 2012).
Raymond C. Ulmer	53	Vice President Finance, Americas of HYG (from prior to 2012).
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

	2016
	Market Price
	High	Low	Cash Dividend
First quarter	$68.21	$44.41	$0.285
Second quarter	$70.19	$55.80	$0.295
Third quarter	$66.43	$47.25	$0.295
Fourth quarter	$68.75	$49.84	$0.295

	2015
	Market Price
	High	Low	Cash Dividend
First quarter	$74.00	$62.19	$0.275
Second quarter	$76.50	$67.58	$0.285
Third quarter	$71.46	$56.38	$0.285
Fourth quarter	$65.24	$50.72	$0.285
At December 31, 2016, there were approximately 868 Class A common stockholders of record and approximately 925 Class B common stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program
Month #1 (October 1 to 31, 2016)	—	$—	—	$0
Month #2 (November 1 to 30, 2016)	—	$—	—	$0
Month #3 (December 1 to 31, 2016)	—	$—	—	$0
Total	—	$—	—	$0
Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2016	2015	2014	2013	2012(1)
	(In millions, except per share data)
Operating Statement Data:
Revenues	$2,569.7	$2,578.1	$2,767.2	$2,666.3	$2,469.1
Operating profit	$34.9	$103.5	$148.8	$134.3	$111.7
Net income	$42.3	$75.1	$110.2	$110.2	$98.1
Net (income) loss attributable to noncontrolling interest	0.5	(0.4)	(0.4)	(0.2)	(0.1)
Net income attributable to stockholders	$42.8	$74.7	$109.8	$110.0	$98.0
Basic earnings per share attributable to stockholders:	$2.61	$4.58	$6.61	$6.58	$5.84
Diluted earnings per share attributable to stockholders:	$2.61	$4.57	$6.58	$6.54	$5.83
Balance Sheet Data at December 31:
Total assets	$1,287.1	$1,095.9	$1,120.8	$1,161.3	$1,064.4
Long-term debt	$82.2	$19.6	$12.0	$6.7	$106.9
Stockholders' equity	$463.8	$460.8	$454.5	$449.8	$341.3
Cash Flow Data:
Provided by (used for) operating activities	$(48.9)	$89.4	$100.0	$152.9	$128.7
Used for investing activities	$(145.1)	$(31.3)	$(44.4)	$(26.1)	$(19.5)
Provided by (used for) financing activities	$77.9	$(7.1)	$(110.5)	$(104.4)	$(144.4)
Other Data:
Cash dividends paid to NACCO Industries, Inc.	$—	$—	$—	$—	$5.0
Per share data:
Cash dividends(2)(3)	$1.170	$1.130	$1.075	$1.000	$2.250
Market value at December 31	$63.77	$52.45	$73.20	$93.16	$48.80
Stockholders' equity at December 31	$28.30	$28.23	$27.98	$26.91	$20.40
Actual shares outstanding at December 31	16.391	16.324	16.241	16.714	16.732
Basic weighted average shares outstanding	16.376	16.307	16.607	16.725	16.768
Diluted weighted average shares outstanding	16.427	16.355	16.675	16.808	16.800
Total employees at December 31(4)	6,500	5,400	5,400	5,100	4,900

(1)
As a result of the distribution of one share of Class A common stock and one share of Class B common stock for each share of NACCO Industries, Inc. ("NACCO") Class A common stock or NACCO Class B common stock on September 28, 2012, the earnings per share amounts and the weighted average shares outstanding for the Company have been calculated based upon doubling the relative historical basic and diluted weighted average shares outstanding of NACCO.

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
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

OVERVIEW
Hyster-Yale Materials Handling, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company Hyster-Yale Group, Inc. ("HYG"), is a leading, globally integrated, full-line lift truck manufacturer. The Company offers a broad array of solutions aimed at meeting the specific materials handling needs of its customers, including attachments and hydrogen fuel cell power products, telematics, automation and fleet management services, as well as an array of other power options for its lift trucks. The Company, through HYG designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. The materials handling business historically has been cyclical because the rate of orders for lift trucks fluctuates depending on the general level of economic activity in the various industries its customers serve.

The Company also operates Nuvera Fuel Cells, LLC ("Nuvera"). Nuvera is an alternative-power technology company focused on fuel-cell stacks and related systems. Nuvera also supports on-site hydrogen production and dispensing systems that are designed to deliver clean energy solutions to customers.

On April 1, 2016, the Company completed the acquisition of the majority interest in Bolzoni S.p.A. ("Bolzoni"). On July 6, 2016, the Company completed the acquisition of the remaining outstanding interest in Bolzoni. Bolzoni is a leading worldwide producer of attachments, forks and lift tables under the Bolzoni Auramo and Meyer brand names. The acquisition allows the Company to provide integrated solutions for attachments and lift trucks and expand market reach while leveraging Bolzoni’s manufacturing capacity. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift-truck attachments and industrial material handling. See Note 19 to the Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.

Competition in the materials handling industry is intense and is based primarily on strength and quality of distribution, brand loyalty, customer service, new lift truck sales prices, availability of products and aftermarket parts, comprehensive product line offerings, product performance, product quality and features and the cost of ownership over the life of the lift truck. The Company competes with several global lift truck manufacturers that operate in all major markets, as well as other niche companies. The lift truck industry also competes with alternative methods of materials handling, including conveyor systems and automated guided vehicle systems. The Company's aftermarket parts offerings compete with parts manufactured by other lift truck manufacturers, as well as companies that focus solely on the sale of generic parts.

The Company's mission is to be a leading globally integrated designer, manufacturer and marketer of a complete range of solutions leveraging its high-quality, application-tailored lift trucks, attachments and power solutions that offer the lowest cost of ownership and the best overall value. During 2016, the Company continued to invest in its strategic initiatives and made substantial progress in many areas. The foundation has been laid for more rapid market share gains and profitable growth in the years ahead, including through acquisitions made of Bolzoni and certain distribution businesses of Speedshield Technology, a leading provider of telemetry solutions. The Company also continued to invest in Nuvera as it moves closer to high volume manufacturing of fuel cell engines and associated systems. The Company’s core competency is lift truck manufacturing, but its goal is to become the lift truck solutions partner to the materials handling market, one customer and one industry at a time. With this singular focus, the Company invested heavily in businesses and technologies during 2016. The addition of Bolzoni added a wider offering to the Company’s suite of products and enhanced the Company’s ability to better meet the needs of its customers. It is also expected to expand the Company’s market reach, while fully leveraging Bolzoni’s manufacturing capacity.

The Company’s objective is generating profitable growth through increasing volumes, primarily by being a solutions provider to its customers, which will in turn generate market share gains and drive improved margins. The Company plans to accomplish these objectives by implementing core strategic initiatives: enhancing understanding of customer needs; driving for lowest cost of ownership; strengthening independent distribution; improving the Company's warehouse position; focusing on increased success in Asia; enhancing the Company’s Big Truck market position; strengthening the sales and marketing organization and leveraging solutions and technology drivers.

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
Product discounts: The Company records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. Lift truck sales revenue is recorded net of estimated discounts. The estimated discount amount is based upon historical trends for each lift truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, the Company offers special incentives to increase market share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained. If estimates of customer programs and incentives were one percent higher than the levels offered during 2016, the reserves for product discounts would increase and revenue would be reduced by $0.2 million. The Company's past results of operations have not been materially affected by a change in the estimate of product discounts and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.
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
Product warranties: The Company provides for the estimated cost of product warranties at the time revenues are recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, the warranty obligation is affected by product failure rates, labor costs and replacement component costs incurred in correcting a product failure. If actual product failure rates, labor costs or replacement component costs differ from the Company's estimates, which are based on historical failure rates and consideration of known trends, revisions to the estimate of the cost to correct product failures would be required. If the estimate of the cost to correct product failures were to increase by one percent over 2016 levels, the reserves for product warranties would increase and additional expense of $0.3 million would be incurred. The Company's past results of operations have not been materially affected by a change in the estimate of product warranties and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change the estimates in the future.
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

The following illustrates the sensitivity of the net periodic benefit cost and projected benefit obligation to a 1% change in the discount rate or return on plan assets (in millions):

Assumption	Change	Increase (decrease) 2017 net pension expense	Increase (decrease) 2016 projected benefit obligation
Discount rate	1% increase	$0.3	$(29.4)
	1% decrease	(0.3)	35.1
Return on plan assets	1% increase	(1.9)	N/A
	1% decrease	1.9	N/A
See Note 9 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of the retirement benefit plans.
Goodwill and intangible assets: The Company has goodwill and intangible assets including customer and contractual relationships, patents and technology, and trademarks. The Company evaluates the carrying amount of goodwill and indefinite-lived intangible assets for impairment annually as of May 1st and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. The Company uses either a qualitative or quantitative analysis to determine whether fair value exceeds carrying value. Goodwill impairment testing for 2016 was performed using a qualitative analysis by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. Indefinite lived intangible asset testing was performed for 2016 using a qualitative analysis.
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
Inventory reserves: The Company writes down inventory to the lower of cost or market, which includes an estimate for obsolescence or excess inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs. An impairment in value of one percent of net inventories would result in additional expense of approximately $3.5 million.
Allowances for doubtful accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $3.8 million.

CONSOLIDATED FINANCIAL REVIEW
The following table identifies the components of change for 2016 compared with 2015 by segment:

	Revenues	Gross Profit	Operating Profit	Net Income Attributable to Stockholders
2015	$2,578.1	$430.8	$103.5	$74.7
Increase (decrease) in 2016
Americas	(106.3)	(20.2)	(43.2)	(16.7)
EMEA	6.5	(11.8)	(5.4)	(1.2)
JAPIC	(24.2)	(6.1)	(4.9)	(4.5)
Lift truck business	(124.0)	(38.1)	(53.5)	(22.4)
Bolzoni	115.6	35.7	(0.1)	(0.3)
Nuvera	—	(0.9)	(15.0)	(9.2)
2016	$2,569.7	$427.5	$34.9	$42.8

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

FINANCIAL REVIEW
The segment and geographic results of operations for the Company were as follows for the year ended December 31:

				Favorable / (Unfavorable) % Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Lift truck unit shipments (in thousands)
Americas	54.4	56.8	57.6	(4.2)%	(1.4)%
EMEA	24.6	23.8	22.9	3.4%	3.9%
JAPIC	5.8	6.3	7.1	(7.9)%	(11.3)%
	84.8	86.9	87.6	(2.4)%	(0.8)%
Revenues
Americas	$1,669.2	$1,775.5	$1,866.9	(6.0)%	(4.9)%
EMEA	612.9	606.4	686.3	1.1%	(11.6)%
JAPIC	169.5	193.7	214.0	(12.5)%	(9.5)%
Lift truck business	2,451.6	2,575.6	2,767.2	(4.8)%	(6.9)%
Bolzoni (1)	115.6	—	—	n.m.	n.m.
Nuvera (2)	2.5	2.5	—	—%	n.m.
	$2,569.7	$2,578.1	$2,767.2	(0.3)%	(6.8)%
Gross profit (loss)
Americas	$287.9	$308.1	$301.3	(6.6)%	2.3%
EMEA	89.5	101.3	122.3	(11.6)%	(17.2)%
JAPIC	17.1	23.2	24.1	(26.3)%	(3.7)%
Lift truck business	394.5	432.6	447.7	(8.8)%	(3.4)%
Bolzoni (1)	35.7	—	—	n.m.	n.m.
Nuvera (2)	(2.7)	(1.8)	—	50.0%	n.m.
	$427.5	$430.8	$447.7	(0.8)%	(3.8)%
Selling, general and administrative expenses
Americas	$214.1	$191.2	$194.1	(12.0)%	1.5%
EMEA	81.9	88.3	96.2	7.2%	8.2%
JAPIC	24.1	25.0	24.2	3.6%	(3.3)%
Lift truck business	320.1	304.5	314.5	(5.1)%	3.2%
Bolzoni (1)	35.9	—	—	n.m.	n.m.
Nuvera (2)	36.9	22.8	2.2	(61.8)%	n.m.
	$392.9	$327.3	$316.7	(20.0)%	(3.3)%
Operating profit (loss)
Americas	$73.7	$116.9	$124.9	(37.0)%	(6.4)%
EMEA	7.6	13.0	26.2	(41.5)%	(50.4)%
JAPIC	(6.7)	(1.8)	(0.1)	n.m.	n.m.
Lift truck business	74.6	128.1	151.0	(41.8)%	(15.2)%
Bolzoni (1)	(0.1)	—	—	n.m.	n.m.
Nuvera (2)	(39.6)	(24.6)	(2.2)	(61.0)%	n.m.
	$34.9	$103.5	$148.8	(66.3)%	(30.4)%

Interest expense	$6.7	$4.7	$3.9	(42.6)%	(20.5)%
Other income	$(10.1)	$(5.7)	$(5.2)	77.2%	9.6%
Income before income taxes	$38.3	$104.5	$150.1	(63.3)%	(30.4)%

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

				Favorable / (Unfavorable) % Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net income (loss) attributable to stockholders
Americas	$59.6	$76.3	$88.6	(21.9)%	(13.9)%
EMEA	9.4	10.6	20.5	(11.3)%	(48.3)%
JAPIC	(2.1)	2.4	2.1	(187.5)%	14.3%
Lift truck business	66.9	89.3	111.2	(25.1)%	(19.7)%
Bolzoni (1)	(0.3)	—	—	n.m.	n.m.
Nuvera (2)	(23.8)	(14.6)	(1.4)	(63.0)%	n.m.
	$42.8	$74.7	$109.8	(42.7)%	(32.0)%
Diluted earnings per share	$2.61	$4.57	$6.58	(42.9)%	(30.5)%
Reported income tax rate	n.m.	28.1%	26.6%
(1) Bolzoni was acquired on April 1, 2016 and results of operations have been included since the acquisition date.
(2) Nuvera was acquired on December 18, 2014 and results of operations have been included since the acquisition date.
n.m. - not meaningful
Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of December 31, 2016, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	December 31, 2016	September 30, 2016	December 31, 2015
Unit backlog, beginning of period	26.9	26.9	28.1
Unit shipments	(84.8)	(61.9)	(86.9)
Unit bookings	87.5	65.6	85.7
Unit backlog, end of period	29.6	30.6	26.9
The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	December 31, 2016	September 30, 2016	December 31, 2015
Bookings, approximate sales value	$2,000	$1,470	$1,950
Backlog, approximate sales value	$710	$730	$660
2016 Compared with 2015
The following table identifies the components of change in revenues for 2016 compared with 2015:

Revenues
2015	$2,578.1
Increase (decrease) in 2016 from:
Unit volume and product mix	(84.1)
Unit price	(27.3)
Foreign currency	(20.1)
Bolzoni revenues	115.6
Other	5.6
Parts	1.9
2016	$2,569.7

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

Revenues decreased slightly to $2,569.7 million in 2016 from $2,578.1 million in 2015. The decrease in the lift truck business was mainly due to lower unit volumes, the unfavorable effect of deal-specific selling prices and a shift in sales to lower-priced lift trucks during 2016 compared with 2015. Revenues at non-U.S. locations were also unfavorably affected by the strong U.S. dollar during 2016 compared with 2015. The decline in lift truck revenue was partially offset by Bolzoni revenues since the acquisition on April 1, 2016.

Revenues in the Americas declined in 2016 from 2015 primarily as a result of the reduction in unit shipments and the unfavorable effect of deal-specific pricing in North America. In addition, unfavorable currency movements of $4.4 million from the translation of Brazilian sales into U.S. dollars, which strengthened against the Brazilian real, contributed to the decline in revenues.

EMEA's revenues increased in 2016 from 2015 mainly as a result of higher lift truck volumes, partially offset by unfavorable currency movements of $15.5 million from the translation of sales into U.S. dollars.

Revenues in JAPIC declined in 2016 compared with 2015. The decrease was primarily the result of fewer unit shipments, the unfavorable effect of lower pricing of trucks and a shift in sales to lower-priced products in 2016 compared with 2015.
The following table identifies the components of change in operating profit for 2016 compared with 2015:

Operating Profit
2015	$103.5
Decrease in 2016 from:
Lift truck gross profit	(38.1)
Lift truck selling, general and administrative expenses	(15.4)
Nuvera operations	(15.0)
Bolzoni operations	(0.1)
2016	$34.9

The Company recognized operating profit of $34.9 million in 2016 compared with operating profit of $103.5 million in 2015.

The overall decrease in the lift truck business operating profit was primarily due to lower gross profit and higher selling, general and administrative expenses. Gross profit decreased mainly as a result of the unfavorable effect of lower pricing, reduced sales volumes, which led to higher manufacturing variances, unfavorable foreign currency movements of $15.9 million and increased U.S. health care costs. The decrease in gross profit was partially offset by continued material cost deflation of $28.6 million during 2016 compared with 2015. Selling, general and administrative expenses increased in 2016 compared with 2015 mainly due to acquisition-related costs of $6.6 million, higher product development and marketing-related expenses, and increased U.S. health care costs. Favorable foreign currency movements of $5.5 million and lower incentive compensation estimates partially offset the increase in selling, general and administrative expenses.

Operating profit in the Americas decreased in 2016 compared with 2015 primarily as a result of higher selling, general and administrative expenses mainly from $6.6 million of acquisition-related costs, increased marketing-related expenses, a $3.1 million estimated loss on recovery of assets for recourse obligations, increased product development expenses and increased U.S. health care costs. Gross profit also decreased primarily as a result of the effect of lower product pricing, reduced sales volumes, which led to higher manufacturing variances, and increased U.S. health care costs. The decrease in gross profit was partially offset by continued material cost deflation of $20.5 million and favorable foreign currency movements of $8.3 million during 2016 compared with 2015.

Operating profit in EMEA declined in 2016 compared with 2015 mainly as a result of lower gross profit partially offset by lower selling, general and administrative expenses. Gross profit declined primarily from unfavorable currency movements of $20.3 million, lower product pricing and higher warranty-related expenses. The decrease in gross profit was partially offset by material cost deflation of $8.6 million, a shift in sales to higher-margin products and higher units and parts volumes. Selling, general and administrative expenses decreased primarily due to favorable foreign currency movements of $3.4 million and lower marketing and bad debt expense in 2016 compared with 2015.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

The operating loss in JAPIC increased in 2016 compared with 2015 mainly as a result of lower gross profit from unfavorable currency movements of $3.9 million and lower product pricing.

Nuvera's operating loss increased in 2016 from 2015 primarily due to an increase of $13.7 million in development and production start-up expenses, including unfavorable inventory adjustments to reflect current selling prices. Nuvera's costs associated with producing prototype and early production components at low volumes also contributed to the higher development expenses during 2016. In addition, Nuvera had increased marketing and employee-related costs as it continues transitioning from product development to commercialization and production.

The Company recognized net income attributable to stockholders of $42.8 million in 2016 compared with $74.7 million in 2015. The decrease was primarily the result of the decrease in operating profit, partially offset by a decrease in the reported income tax rate in 2016 compared with 2015. See "Financial Review - Income Taxes" and Note 6 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of income taxes.

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

Revenues in the Americas declined in 2015 from 2014 as a result of a shift in trucks sold from higher-priced Class 5 trucks, including Big Trucks, to lower-priced Class 3 warehouse trucks, a decline in unit volume and unfavorable currency movements of $36.9 million from the translation of sales into U.S. dollars, which strengthened against the Brazilian real. Total shipments in the Americas decreased slightly in 2015 compared with 2014 as unit volume improvements in North America were more than offset by the effect of the depressed Brazil economy. The decrease was partially offset by the favorable effect of price increases announced earlier in 2015 in North America and price increases in Brazil to offset the impact of the weak Brazilian real, as well as an increase in other revenues.

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

The operating profit of the lift truck business decreased due to lower gross profit, partially offset by lower selling, general and administrative expenses. Gross profit decreased primarily from unfavorable foreign currency movements of $21.4 million, unfavorable manufacturing variances and lower volumes partially offset by material cost deflation and price increases in 2015. Selling, general and administrative expenses decreased primarily due to foreign currency movements of $15.0 million and lower employee-related costs, partially offset by an increase in bad debt expense.

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

The Company recognized net income attributable to stockholders of $74.7 million in 2015 compared with $109.8 million in 2014. The decrease was primarily the result of the decrease in operating profit and an increase in the reported income tax rate in 2015 compared with 2014. See "Financial Review - Income Taxes" and Note 6 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of income taxes.

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
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

tax rates, and certain items with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur.
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
A reconciliation of the consolidated federal statutory and reported income tax is as follows for the years ended December 31:

	2016	2015	2014
Income before income taxes	$38.3	$104.5	$150.1
Gain on sale of Brazil plant	—	—	17.7
	$38.3	$104.5	$132.4
Statutory taxes at 35%	$13.4	$36.6	$46.3
Permanent adjustments:
Non-U.S. rate differences	(9.0)	(13.3)	(9.5)
Equity interest earnings	(2.2)	(1.9)	(1.7)
Federal income tax credits	(1.7)	—	—
Valuation allowance	2.4	9.3	(0.4)
Other	0.6	1.0	0.4
State income taxes	0.1	3.4	3.2
	$(9.8)	$(1.5)	$(8.0)
Discrete items:
Valuation allowance	(2.6)	(3.4)	(1.1)
Provision to return adjustments	(1.9)	(0.2)	(2.1)
Sale of non-U.S. investment	(1.9)	(3.7)	—
Other	(1.2)	1.6	(1.4)
	$(7.6)	$(5.7)	$(4.6)
Income tax expense on gain on sale of Brazil plant	—	—	6.2
Income tax provision	$(4.0)	$29.4	$39.9
Reported income tax rate	n.m.	28.1%	26.6%
n.m. - not meaningful
The Company's effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of income taxed in non-U.S. jurisdictions and changes in valuation allowances primarily in non-U.S. jurisdictions.
In addition, the effect of discrete items on the reported income tax rate was as follows:

During 2016, the Company received a notice from the Italian Tax Authority approving the transfer of certain tax losses as part of an internal restructuring. As a result, the Company believes it is more likely than not that deferred tax assets for such losses will be realized in the foreseeable future, and has released the valuation allowance previously provided. The Company also

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

recognized discrete tax benefits from provision to return adjustments primarily related to a U.S. tax deduction for manufacturing activities and adjustments for the taxation of certain foreign earnings and a tax benefit from an internal sale of a subsidiary between affiliated companies resulting in the repatriation of non-U.S. accumulated earnings which triggered a currency loss for U.S. tax purposes.

Other discrete items during 2016 include a discrete tax benefit of $4.0 million. As a result of the Bolzoni acquisition, the Company changed its previous reinvestment assertion; and consequently, all of the earnings of its European operations are now considered permanently reinvested and the previously provided deferred tax liability is no longer required. In addition, the Company recognized a discrete tax expense of $1.6 million related to non-deductible acquisition expenses and a discrete tax expense of $2.1 million for net additions for unrecognized tax benefits.

During 2014 and 2015, a significant downturn was experienced in the Company's Brazilian operations. This significant decrease in operations and actions taken by management to reduce its manufacturing activity to more appropriate levels, coupled with the continued low expectations in the near term for the Brazilian lift truck market and the continuing devaluation of the Brazilian real, caused the Company in 2015 to forecast a three-year cumulative loss for its Brazilian operations. Although the Company projects earnings over the longer term for its Brazilian operations, such longer-term forecasts are not sufficient positive evidence to support the future utilization of deferred tax assets when a three-year loss is determined. Accordingly, in 2015, the Company recorded a valuation allowance adjustment of $1.9 million against its deferred tax assets in Brazil as a discrete tax adjustment. The Company also recognized $2.4 million and $5.6 million in 2016 and 2015, respectively, of valuation allowances related to pre-tax losses in Brazil included in its effective tax rate.

During 2015, the Company came to a tentative agreement in negotiating an Advance Pricing Agreement with the Australian Tax Authority. The terms of the agreement were finalized in 2016 and will extend through 2020. As a result of this agreement, in 2015, the Company released a portion of the valuation allowance of $4.4 million, related to the deferred tax asset that it expected would be utilized in the foreseeable future. In 2015, the Company also recognized a discrete tax benefit from an internal sale of a subsidiary between consolidated companies resulting in the repatriation of non-U.S. accumulated earnings taxed at higher rates.

During 2014, the Company recognized discrete tax items from provision to return adjustments primarily related to certain foreign earnings and repatriations and the effect of U.S. tax deductions for manufacturing activities. In addition, during 2014, the Company recognized a gain on the sale of real estate and an operating facility in Brazil of $17.7 million, and related income tax expense of $6.2 million. The income tax expense related to the gain was considered an unusual and non-recurring transaction and excluded from the computation of the effective income tax rate.

See Note 6 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of income taxes.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2016	2015	Change
Operating activities:
Net income	$42.3	$75.1	$(32.8)
Depreciation and amortization	39.1	28.9	10.2
Stock-based compensation	4.9	2.9	2.0
Dividends from unconsolidated affiliates	5.1	2.5	2.6
Other	(27.7)	4.6	(32.3)
Working capital changes, excluding the effect of business acquisitions	(112.6)	(24.6)	(88.0)
Net cash provided by (used for) operating activities	(48.9)	89.4	(138.3)

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

	2016	2015	Change
Investing activities:
Expenditures for property, plant and equipment	(42.7)	(46.6)	3.9
Proceeds from the sale of property, plant and equipment	13.7	14.4	(0.7)
Business acquisitions, net of cash acquired	(116.1)	0.9	(117.0)
Net cash used for investing activities	(145.1)	(31.3)	(113.8)

Cash flow before financing activities	$(194.0)	$58.1	$(252.1)

The change in net cash provided by (used for) operating activities in 2016 compared with 2015 was primarily the result of changes in working capital items, lower net income and changes in other operating activities. The change in working capital was mainly due to an increase in inventory at Nuvera, accounts receivable in the Americas and a decrease in accounts payable primarily in the Americas and Bolzoni. The decrease in accounts payable was primarily due to an unplanned systems-related acceleration of supplier payments in December 2016 in the Americas.

The change in net cash used for investing activities during 2016 compared with 2015 is mainly the result of the acquisition of Bolzoni in the second quarter of 2016.

	2016	2015	Change
Financing Activities:
Net addition of long-term debt and revolving credit agreements	$99.0	$11.4	$87.6
Cash dividends paid	(19.2)	(18.4)	(0.8)
Cash dividends paid to noncontrolling interest	(0.2)	—	(0.2)
Financing fees paid	(1.7)	—	(1.7)
Purchase of treasury stock	—	(0.1)	0.1
Net cash provided by (used for) financing activities	$77.9	$(7.1)	$85.0

The change in net cash provided by (used for) financing activities during 2016 compared with 2015 was primarily due to borrowings under the Facility (as defined below) during 2016, mainly as a result of the decrease in accounts payable in the Americas in December 2016 and the acquisition of Bolzoni.
Financing Activities

The Company has a $240.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in April 2021. There were $106.0 million borrowings outstanding under the facility at December 31, 2016. The excess availability under the Facility, at December 31, 2016, was $127.7 million, which reflects reductions of $6.3 million for letters of credit. The Facility consists of a U.S. revolving credit facility of $140.0 million and a non-U.S. revolving credit facility of $100.0 million. The Facility can be increased up to $340.0 million over the term of the agreement in minimum increments of $10.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Facility was $530 million as of December 31, 2016.

Borrowings bear interest at a floating rate that can be a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective December 31, 2016, for U.S. base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margins, effective December 31, 2016, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable LIBOR interest rates under the Facility on December 31, 2016 were 2.25% and 1.50% for the U.S. and non-U.S facility, respectively, including the applicable floating rate margin. The Facility also requires the payment of a fee on the unused commitments. As of December 31, 2016, the applicable unused fee was 0.350% per annum.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as defined in the Facility, and limits the payment of dividends. If the minimum availability threshold, as defined in the Facility, is greater than fifteen percent and less than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the Facility, is greater than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the U.S. revolver commitments, as defined in the Facility. At December 31, 2016, the Company was in compliance with the covenants in the Facility.

In addition, the Company had other borrowings outstanding, excluding capital leases, of approximately $78.5 million at December 31, 2016. In addition to the excess availability under the Facility, the Company had remaining availability of $47.5 million related to other non-U.S. revolving credit agreements.

The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in April 2021.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table summarizing the contractual obligations as of December 31, 2016:

	Payments Due by Period
Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
Facility	$106.0	$69.0	$37.0	$—	$—	$—	$—
Variable interest payments on Facility	3.1	2.4	0.7	—	—	—	—
Other Revolving Facilities	10.0	10.0	—	—	—	—	—
Variable interest payments on other revolving facilities	0.1	0.1	—	—	—	—	—
Other debt	68.5	42.5	13.0	9.0	3.8	0.2	—
Variable interest payments on other debt	1.5	1.1	0.3	0.1	—	—	—
Capital lease obligations including principal and interest	27.6	8.0	7.2	5.6	4.6	2.2	—
Operating leases	48.4	18.4	14.2	7.6	4.5	1.7	2.0
Purchase and other obligations	391.0	386.6	1.1	1.0	0.9	—	1.4
Total contractual cash obligations	$656.2	$538.1	$73.5	$23.3	$13.8	$4.1	$3.4

The Company has a contingent consideration arrangement which requires the Company to pay additional consideration to Nuvera's selling shareholders for payments based on future deployment of certain elements of the acquired technology through 2029. The fair value of the contingent consideration arrangement at December 31, 2016 was $0.6 million. The actual payments related to the contingent consideration arrangement can vary significantly each year due to changes in the actual results of Nuvera, as a result, the contingent consideration arrangement has not been included in the table above. No payments have been made under this arrangement.
The Company has a long-term liability of approximately $6.4 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2016. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of the Company's audits.
An event of default, as defined in the agreements governing the Facility, other debt agreements, and in operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated under these agreements.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

The Company's interest payments are calculated based upon the anticipated payment schedule and the December 31, 2016 applicable rates and applicable margins as described in the Facility and other debt agreements. A 1/8% increase in the LIBOR rate would increase the Company's estimated total interest payments on debt by less than $0.1 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.

Pension funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company's funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. The Company expects to contribute approximately $3.0 million to its non-U.S. pension plans in 2017. No contributions to the Company's U.S. pension plans are expected in 2017.

In addition, the Company has recourse and repurchase obligations with a maximum undiscounted potential liability of $149.3 million at December 31, 2016. Recourse and repurchase obligations primarily represent contingent liabilities assumed by the Company to support financing agreements made between the Company's customers and third-party finance companies for the customer’s purchase of lift trucks from the Company. For these transactions, the Company or a third-party finance company retains a perfected security interest in the lift truck, such that the Company would take possession of the lift truck in the event it would become liable under the terms of the recourse and repurchase obligations. Generally, these commitments are due upon demand in the event of default by the customer. The security interest is normally expected to equal or exceed the amount of the commitment. To the extent the Company would be required to provide funding as a result of these commitments, the Company believes the value of its perfected security interest and amounts available under existing credit facilities are adequate to meet these commitments in the foreseeable future.
The amount of the recourse or repurchase obligations increases and decreases over time as obligations under existing arrangements expire and new obligations arise in the ordinary course of business. Losses anticipated under the terms of the recourse or repurchase obligations were not significant at December 31, 2016 and reserves have been provided for such losses in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. See also “Related Party Transactions” below.
Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Planned 2017	Actual 2016	Actual 2015
Lift truck business	$40.4	$36.5	$43.9
Bolzoni	5.0	4.0	—
Nuvera	4.1	2.2	2.7
	$49.5	$42.7	$46.6
Planned expenditures in 2017 are primarily for product development, improvements to information technology infrastructure, improvements at manufacturing locations and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

Capital Structure

	December 31
	2016	2015	Change
Cash and cash equivalents	$43.2	$155.1	$(111.9)
Other net tangible assets	531.5	357.1	174.4
Intangible assets	56.2	3.6	52.6
Goodwill	50.7	—	50.7
Net assets	681.6	515.8	165.8
Total debt	(211.2)	(53.1)	(158.1)
Total equity	$470.4	$462.7	$7.7
Debt to total capitalization	31%	10%	21%
RELATED PARTY TRANSACTIONS

The Company has a 20% ownership interest in HYG Financial Services, Inc. ("HYGFS"), a joint venture with Wells Fargo Financial Leasing, Inc. (“WF”), formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. The Company’s ownership in HYGFS is accounted for using the equity method of accounting.
Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt financing to dealers and lease financing to both dealers and customers. HYGFS’ total purchases of Hyster® and Yale® lift trucks from dealers, and directly from the Company, such that HYGFS could provide retail lease financing to customers, for the years ended December 31, 2016, 2015 and 2014 were $438.8 million, $483.2 million and $465.9 million, respectively. Of these amounts, $69.4 million, $78.6 million and $94.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, were invoiced directly from the Company to HYGFS so that the customer could obtain operating lease financing from HYGFS. Amounts receivable from HYGFS were $12.1 million and $7.7 million at December 31, 2016 and 2015, respectively.
Under the terms of the joint venture agreement with WF, the Company provides recourse for wholesale financing provided by HYGFS to the Company's dealers. Additionally, the credit quality of a customer or concentration issues within WF may require providing recourse or repurchase obligations for lift trucks purchased by customers and financed through HYGFS. At December 31, 2016, approximately $130.3 million of the Company’s total recourse or repurchase obligations of $149.3 million related to transactions with HYGFS. The Company has reserved for losses under the terms of the recourse or repurchase obligations in its consolidated financial statements. Historically, the Company has not had significant losses with respect to these obligations. During 2016, 2015 and 2014, the net losses resulting from customer defaults did not have a material impact on the Company’s results of operations or financial position.
In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At December 31, 2016, loans from WF to HYGFS totaled $860.7 million. Although the Company's contractual guarantee was $172.1 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $130.3 million. Excluding the $130.3 million of HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $151.4 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $229.7 million. HYGFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

The following table includes the exposure amounts related to the Company's guarantees at December 31, 2016:

	HYGFS	Total
Total recourse or repurchase obligations	$130.3	$149.3
Less: exposure limited for certain dealers	33.5	33.5
Plus: 7.5% of original loan balance	7.1	7.1
	103.9	122.9
Incremental obligation related to guarantee to WF	151.4	151.4
Total exposure related to guarantees	$255.3	$274.3
In addition to providing financing to the Company’s dealers, HYGFS provides operating lease financing to the Company. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain customers whereby the Company sells lift trucks to HYGFS, leases these lift trucks back under an operating lease agreement and then subleases those lift trucks to customers under an operating lease agreement. Total obligations to HYGFS under the operating lease agreements were $17.2 million and $14.3 million at December 31, 2016 and 2015, respectively. In addition, the Company provides certain subsidies to its dealers that are paid directly to HYGFS. Total subsidies were $2.8 million, $2.8 million and $3.0 million for 2016, 2015 and 2014, respectively.
The Company provides certain services to HYGFS for which it receives compensation under the terms of the joint venture agreement. These services consist primarily of administrative functions and remarketing services. Total income recorded by the Company related to these services was $9.8 million in 2016, $14.6 million in 2015 and $12.0 million in 2014. In addition, in December 2015, the Company received $5.0 million as an amendment fee that was deferred and will be recognized over the remaining term of the agreement which expires in December 2018.
The Company has a 50% ownership interest in Sumitomo NACCO Forklift Co., Ltd. (“SN”), a limited liability company that was formed in 1970 primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, the Company accounts for its ownership in SN using the equity method of accounting. The Company purchases products from SN for sale outside of Japan under agreed-upon terms. In 2016, 2015 and 2014, purchases from SN were $55.0 million, $57.1 million and $70.7 million, respectively. Amounts payable to SN at December 31, 2016 and 2015 were $16.5 million and $15.8 million, respectively.

Additionally, the Company recognized income of $0.5 million, $0.3 million and $1.1 million during 2016, 2015 and 2014, respectively, for payments from SN for use of technology developed by the Company.

OUTLOOK

Americas Outlook

After a stronger than expected market in 2016, the Company expects the Americas market to moderate in 2017, primarily as a result of a modestly weaker North America market, partly offset by an anticipated partial market recovery in Brazil. Despite these market conditions, unit shipments, revenues and parts sales are expected to increase in 2017 over 2016 due to an increase in sales of higher-priced Class 2 and Class 5 internal combustion engine trucks and anticipated market share increases. Revenues are expected to increase in each 2017 quarter over the prior year comparable quarter, with the strongest growth in the second half of the year.
Full-year 2017 operating profit in the Americas segment is also expected to increase compared with 2016, largely as a result of an increase in sales of higher-margin units and an increase in product pricing, partially offset by material cost inflation and higher operating expenses.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

EMEA Outlook
During 2015, EMEA had currency hedges in place that mitigated the unfavorable effect of the strengthening U.S. dollar. As these hedges have expired, they have been replaced with contracts with less favorable currency rates. Further, the strong U.S. dollar is expected to continue to have an unfavorable impact on the EMEA results in 2017. However, over the longer term, the decline in the British pound is expected to improve the competitive position of the Company's plant in Northern Ireland.
In 2017, moderate overall growth in the EMEA markets is expected to be driven by strength in Eastern and Western Europe partially offset by continued lower demand in the Middle East and Africa market, as well as moderating market demand for Class 5 Big Trucks. As a result of these market conditions, anticipated market share gains and product price increases, units and parts revenues are expected to increase in 2017, with greater revenue growth anticipated in the first half of the year, particularly the first quarter, against lower 2016 comparable revenues.
Full-year 2017 operating profit in the EMEA segment is expected to decrease compared with 2016. Operating profit in the first half of 2017 is anticipated to be comparable to the first half of 2016 as improved unit and parts revenues are expected to be offset by higher operating expenses and material cost inflation. However, as the revenue improvements moderate in the second half of the year, operating profit is expected to decrease compared with the second half of 2016.
JAPIC Outlook
In 2017, the JAPIC market is expected to be comparable to 2016, with improvements in the Asia and China markets mostly offset by moderating Japan and Pacific markets. However, as a result of the continued implementation of the Company's strategic initiatives, revenues and operating results are expected to improve compared with 2016. Operating results in the first half of 2017 are expected to be lower than the first half of 2016, but are expected to be more than offset by improvements in the second half of the year.
Overall Lift Truck Outlook
Full-year 2016 lift truck results were significantly affected by up-front investments made to move forward the Company's share gain initiatives. Overall, full-year lift truck net income declined as a result of the unfavorable effect of lower pricing, including deal-specific pricing, at less than target margins and reduced sales volumes, which led to lower absorption of fixed costs and higher manufacturing variances. Increased selling, general and administrative expenses, including acquisition-related costs and higher marketing-related expenses also contributed to the decrease in net income as the Company invested to position itself to achieve its targeted objectives.
In contrast, in 2017, progress toward achieving these targeted objectives is expected due to the continued focus on gaining market share, the development of new products and the 2016 investments made in the share gain initiatives. The global lift truck market in 2017 is expected to be comparable to 2016. Despite this market environment, the Company expects these activities to result in increasing sales volumes and enhanced margins through pricing, while maintaining headcount near current levels.
More specifically, unit and parts revenues and operating profit are expected to increase in 2017 compared with 2016 as a result of the anticipated market share gains. Net income in 2017 is also expected to increase modestly from 2016 as benefits from the improvement in operating profit are expected to be partially offset by a higher income tax rate and the absence of tax benefits recognized in 2016.
Commodity costs declined throughout 2016, but are expected to increase in 2017 from the low 2016 levels. Commodities, including steel in particular, remain volatile and sensitive to changes in the global economy and the Company will continue to monitor these closely.
The Company remains focused on implementing its key strategic initiatives of understanding customer needs, providing the lowest cost of ownership over the life-cycle of the truck, enhancing its independent distribution, increasing its warehouse market position, increasing the Company's success in the Asia markets, increasing its Big Truck market position, strengthening its sales and marketing organization, and leveraging its solutions and technology drivers.
The Company is also developing new products in many segments that are expected to support its market share growth. Production began on the new standard 2.0-3.0 ton Class 5 internal combustion engine lift truck late in the third quarter of

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

2016, and shipments began early in the fourth quarter. Production also began on the Company's new European 1-1.6 ton pedestrian pallet stacker during the third quarter of 2016 and shipments began late in the fourth quarter. Early in the second quarter of 2017, the Company expects to launch a new economy ReachStacker Big Truck dedicated to high volume container handling applications in defined markets. As these new products gain traction and other new products in the pipeline are introduced, these new products are expected to help increase market share, improve revenues and enhance operating margins in 2017 and in the long term.
Bolzoni Outlook
The majority of Bolzoni's revenues are generated in the EMEA market, primarily Eastern and Western Europe, and, to a lesser degree, in the North America market. As a result of anticipated growth in the EMEA markets, recent OEM commitments and the implementation of sales enhancement programs, Bolzoni expects 2017 revenues to increase compared with its full-year 2016 revenues and be comparable to the annualized fourth quarter 2016 revenues.
In addition to the increase in revenues, the implementation of integrated lift truck and Bolzoni programs are expected to generate growth in operating profit and net income and generate more operating leverage from sales growth. In addition, the absence of one-time purchase accounting adjustments recognized in 2016 will contribute to the improvement in results.
Nuvera Outlook
With initial commercialization now underway, Nuvera is being reorganized to focus on its core competencies of fuel cell stack and engine manufacturing while continuing development of its hydrogen generation appliance and its electro-chemical compressor. Consistent with the Company's original acquisition plan, responsibility for the next generation of battery-box replacements, as well as the integration of Nuvera's fuel cell engines directly into the lift truck product range, will be shifted to the lift truck business during 2017. Nuvera will continue, for now, to manufacture its current generation battery-box replacements but as a manufacturer for the lift truck business and will provide ongoing design assistance to the lift truck business development group. This structure will permit Nuvera to focus on its core intellectual property in developing fuel cells and on commercialization of the fuel cell stacks and engines as a fuel cell engine supplier to the lift truck business. In turn, the lift truck business will focus on its core competency of integrating engines of all types into forklift trucks, using its established expertise in product development, supply chain, manufacturing and end-product and aftermarket sales.
The first shipments of Nuvera's battery-box replacement product began just before the two-year anniversary of the acquisition of Nuvera. While initial commercialization took longer than anticipated, the Company is pleased with the design innovation Nuvera has shown in its core technologies, as well as in its current generation of battery-box replacements. However, production costs for these units are currently higher than target costs. Nuvera and the Company are focused on reducing manufacturing costs per unit as production increases and greater economies of scale are achieved through the combination of Nuvera's technology and innovation with the lift truck business' supply chain, manufacturing and distribution expertise. After Nuvera’s success of delivering to its launch customer and successful trials and demonstrations at other customers, the Company has confidence there is adequate demand to begin volume production of the battery-box replacements and integrated solutions at its Greenville, North Carolina manufacturing plant during the second half of 2017.
While transition plans continue, new orders are being received and further demonstrations are planned, which are expected to provide additional sales opportunities. As a result, Nuvera® Fuel Cell System unit shipments and related revenues are expected to increase significantly in 2017 over 2016, most substantially in the second half of the year.
Nuvera plans to build out its current generation inventory prior to transitioning production to Greenville. Until the target cost structure is in place and the supply chain and manufacturing efficiencies are realized, development and inventory costs are expected to result in continued inventory adjustments to reflect current selling prices, but at a decreasing rate. In 2017, as additional revenues are generated and the Company and Nuvera work to reduce manufacturing costs per unit, Nuvera expects a lower net loss than in 2016, including inventory adjustments, especially in the first half of 2017. Nuvera's objective is to reach a quarterly break-even operating profit during 2018.
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

FORWARD-LOOKING STATEMENTS

The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, (2) the ability of dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (3) the political and economic uncertainties in the countries where the Company does business, (4) customer acceptance of pricing, (5) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (6) exchange rate fluctuations, changes in import tariffs and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (7) delays in manufacturing and delivery schedules, (8) bankruptcy of or loss of major dealers, retail customers or suppliers, (9) customer acceptance of, changes in the costs of, or delays in the development of new products, (10) introduction of new products by, or more favorable product pricing offered by, competitors, (11) product liability or other litigation, warranty claims or returns of products, (12) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (13) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (14) the successful commercialization of Nuvera's technology, (15) the successful integration of Bolzoni’s operations and employees, and (16) unfavorable effects of the United Kingdom's exit from the European Union on global operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
The Company has entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. The Company has entered into interest rate swap agreements to reduce the exposure to changes in the market rate of interest. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. See also Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair value of the Company's interest rate swap agreements was a net liability of $0.3 million at December 31, 2016.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

A hypothetical 10% decrease in interest rates would cause a decrease in the fair value of interest rate swap agreements and the resulting fair value would be a liability of $0.5 million.
FOREIGN CURRENCY EXCHANGE RATE RISK
The Company operates internationally and enters into transactions denominated in foreign currencies. As such, the Company's financial results are subject to the variability that arises from exchange rate movements. The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within 36 months and require the companies to buy or sell euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner and Mexican pesos for its functional currency at rates agreed to at the inception of the contracts. The fair value of these contracts was a net liability of $22.7 million at December 31, 2016. See also Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at December 31, 2016, the fair value of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would be decreased by $40.1 million compared with the fair value at December 31, 2016. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the revaluation of the underlying receivables and payables.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Annual Report on Form 10-K and is hereby incorporated herein by reference to such information.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2016.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of the Company's management, including the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures were effective. Management has excluded Bolzoni from its assessment of the Company's disclosure controls and procedures because the Company acquired a majority interest in Bolzoni on April 1, 2016. As of December 31, 2016, Bolzoni constituted 16% of the Company's total assets.
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016. As noted above in our evaluation of disclosure controls and procedures, management has excluded Bolzoni from its assessment of the effectiveness of the Company's internal control over financial reporting. Bolzoni represented 16% of the Company's total assets as of December 31, 2016. Bolzoni's revenues were $115.6 million for the year ended December 31, 2016. The Company's effectiveness of internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in internal control: During the fourth quarter of 2016, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. OTHER INFORMATION
None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2017 Proxy Statement under the subheadings “Part Two — Proposals to be Voted on at the 2017 Annual Meeting — Election of Directors (Proposal 1) — Director Nominee Information,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2017 Proxy Statement under the heading “Part One — Corporate Governance Information — Directors’ Meetings and Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers and holders of more than ten percent of the Company's equity securities will be set forth in the 2017 Proxy Statement under the subheading “Part Two — Proposals to be Voted on at the 2017 Annual Meeting — Election of Directors (Proposal 1) — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
Information with respect to compensation committee interlocks and insider participation in compensation decisions will be set forth in the 2017 Proxy Statement under the heading "Part Three — Compensation Discussion and Analysis — Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2017 Proxy Statement under the subheadings “Part Two — Proposals to be Voted on at the 2017 Annual Meeting — Election of Directors (Proposal 1) — Director Compensation” and “Part Three — Executive Compensation Information,” which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2017 Proxy Statement under the heading “Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.

Equity Compensation Plan Information
The following table sets forth information as of December 31, 2016 with respect to our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Class A Shares:	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	N/A	601,271
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	601,271
Class B Shares:
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	—

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to director independence, certain relationships and related transactions will be set forth in the 2017 Proxy Statement under the subheadings “Part One - Corporate Governance Information — Directors’ Meetings and Committees,” which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2017 Proxy Statement under the heading “Part Two - Proposals to be Voted on at the 2017 Annual Meeting — Confirmation of Appointment of Ernst & Young, LLP, the Independent Registered Public Accounting Firm of the Company for the Current Fiscal Year (Proposal 2)” which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) The response to Item 15(a)(1) is set forth beginning at page F-1 of this Annual Report on Form 10-K.
(a) (2) The response to Item 15(a)(2) is set forth beginning at page F-41 of this Annual Report on Form 10-K.
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

February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr.	Chairman, President and Chief Executive Officer (principal executive officer), Director	February 28, 2017
Alfred M. Rankin, Jr.

/s/ Kenneth C. Schilling	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 28, 2017
Kenneth C. Schilling

* J.C. Butler, Jr.	Director	February 28, 2017
J.C. Butler, Jr.

* Carolyn Corvi	Director	February 28, 2017
Carolyn Corvi

* John P. Jumper	Director	February 28, 2017
John P. Jumper

* Dennis W. LaBarre	Director	February 28, 2017
Dennis W. LaBarre

* F. Joseph Loughrey	Director	February 28, 2017
F. Joseph Loughrey

* Claiborne R. Rankin	Director	February 28, 2017
Claiborne R. Rankin

* John M. Stropki	Director	February 28, 2017
John M. Stropki

* Britton T. Taplin	Director	February 28, 2017
Britton T. Taplin

* Eugene Wong	Director	February 28, 2017
Eugene Wong

* Kenneth C. Schilling, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Kenneth C. Schilling	February 28, 2017
Kenneth C. Schilling, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2016
HYSTER-YALE MATERIALS HANDLING, INC.
CLEVELAND, OHIO

FORM 10-K
ITEM 15(a)(1) AND (2)
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
The following consolidated financial statements of Hyster-Yale Materials Handling, Inc. and Subsidiaries are incorporated by reference in Item 8:
The following consolidated financial statement schedule of Hyster-Yale Materials Handling, Inc. and Subsidiaries are included in Item 15(a):

Schedule II — Valuation and Qualifying Accounts	F-41
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Hyster-Yale Materials Handling, Inc.

We have audited the accompanying consolidated balance sheets of Hyster-Yale Materials Handling, Inc. and Subsidiaries (collectively “the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 28, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Hyster-Yale Materials Handling, Inc.

We have audited Hyster-Yale Materials Handling, Inc. and Subsidiaries' (collectively "the Company") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A of the Form 10-K. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Bolzoni, which is included in the 2016 consolidated financial statements of the Company and constituted 16% of total assets as of December 31, 2016 and 4% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Bolzoni.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 28, 2017

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2016	2015	2014
	(In millions, except per share data)
Revenues	$2,569.7	$2,578.1	$2,767.2
Cost of sales	2,142.2	2,147.3	2,319.5
Gross Profit	427.5	430.8	447.7
Operating Expenses
Selling, general and administrative expenses	392.9	327.3	316.7
Gain on the sale of assets	(0.3)	—	(17.8)
	392.6	327.3	298.9
Operating Profit	34.9	103.5	148.8
Other (income) expense
Interest expense	6.7	4.7	3.9
Income from unconsolidated affiliates	(7.1)	(6.1)	(5.6)
Other, net	(3.0)	0.4	0.4
	(3.4)	(1.0)	(1.3)
Income Before Income Taxes	38.3	104.5	150.1
Income tax provision (benefit)	(4.0)	29.4	39.9
Net Income	42.3	75.1	110.2
Net (income) loss attributable to noncontrolling interest	0.5	(0.4)	(0.4)
Net Income Attributable to Stockholders	$42.8	$74.7	$109.8

Basic Earnings per Share Attributable to Stockholders	$2.61	$4.58	$6.61
Diluted Earnings per Share Attributable to Stockholders	$2.61	$4.57	$6.58
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2016	2015	2014
	(In millions)
Net Income	$42.3	$75.1	$110.2
Other comprehensive income (loss)
Foreign currency translation adjustment	(1.9)	(49.7)	(41.7)
Current period cash flow hedging activity, net of $6.5 tax benefit in 2016, net of $6.4 tax benefit in 2015 and net of $6.4 tax benefit in 2014	(9.0)	(4.7)	(3.8)
Reclassification of hedging activities into earnings, net of $2.2 tax expense in 2016, net of $6.0 tax expense in 2015 and net of $2.5 tax expense in 2014	0.8	2.7	3.7
Current period pension adjustment, net of $3.8 tax benefit in 2016, net of $1.5 tax benefit in 2015 and net of $3.6 tax benefit in 2014	(17.4)	(3.4)	(7.0)
Reclassification of pension into earnings, net of $0.7 tax expense in 2016, net of $0.9 tax expense in 2015 and net of $1.5 tax expense in 2014	2.0	2.3	3.7
Comprehensive Income	$16.8	$22.3	$65.1
Other comprehensive income (loss) attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests	0.5	(0.4)	(0.4)
Foreign currency translation adjustment attributable to noncontrolling interests	2.2	—	—
Comprehensive Income Attributable to Stockholders	$19.5	$21.9	$64.7
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2016	2015
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$43.2	$155.1
Accounts receivable, net of allowances of $10.3 in 2016 and $8.3 in 2015	375.3	324.1
Inventories, net	352.2	304.6
Prepaid expenses and other	39.3	35.1
Total Current Assets	810.0	818.9
Property, Plant and Equipment, Net	255.1	184.5
Intangible Assets	56.2	3.6
Goodwill	50.7	—
Deferred Income Taxes	43.9	32.7
Investment in Unconsolidated Affiliates	45.9	42.9
Other Non-current Assets	25.3	13.3
Total Assets	$1,287.1	$1,095.9
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$242.4	$279.6
Accounts payable, affiliates	16.5	15.8
Revolving credit facilities	79.0	—
Current maturities of long-term debt	50.0	33.5
Accrued payroll	43.7	47.7
Accrued warranty obligations	27.8	29.1
Other current liabilities	117.1	99.5
Total Current Liabilities	576.5	505.2
Long-term Debt	82.2	19.6
Self-insurance Liabilities	19.7	17.5
Pension Obligations	37.2	22.3
Deferred Income Taxes	11.4	—
Other Long-term Liabilities	89.7	68.6
Total Liabilities	816.7	633.2
Stockholders’ Equity
Common stock:
Class A, par value $0.01 per share, 12,466,463 shares outstanding (2015 - 12,377,994 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,924,291 shares outstanding (2015 - 3,945,822 shares outstanding)	0.1	0.1
Capital in excess of par value	319.6	320.3
Treasury stock	(36.9)	(42.5)
Retained earnings	360.3	336.7
Accumulated other comprehensive loss	(179.4)	(153.9)
Total Stockholders’ Equity	463.8	460.8
Noncontrolling Interest	6.6	1.9
Total Equity	470.4	462.7
Total Liabilities and Equity	$1,287.1	$1,095.9
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2016	2015	2014
	(In millions)
Operating Activities
Net income	$42.3	$75.1	$110.2
Adjustments to reconcile net income to net cash provided (used for) by operating activities:
Depreciation and amortization	39.1	28.9	29.7
Amortization of deferred financing fees	1.1	1.2	1.2
Deferred income taxes	(7.4)	(1.4)	1.8
Gain on sale of assets	(0.3)	—	(17.8)
Stock-based compensation	4.9	2.9	6.0
Dividends from unconsolidated affiliates	5.1	2.5	—
Other non-current liabilities	(6.0)	3.8	0.7
Other	(15.1)	1.0	0.3
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	(27.5)	6.2	(8.5)
Inventories	(14.9)	6.2	(28.8)
Other current assets	(3.2)	(0.6)	1.0
Accounts payable	(53.8)	(39.3)	4.7
Other liabilities	(13.2)	2.9	(0.5)
Net cash provided by (used for) operating activities	(48.9)	89.4	100.0
Investing Activities
Expenditures for property, plant and equipment	(42.7)	(46.6)	(48.5)
Proceeds from the sale of assets	13.7	14.4	8.7
Business acquisition, net of cash acquired	(116.1)	0.9	(3.9)
Other	—	—	(0.7)
Net cash used for investing activities	(145.1)	(31.3)	(44.4)
Financing Activities
Additions to long-term debt	40.1	46.4	31.1
Reductions of long-term debt	(56.5)	(35.0)	(37.1)
Net additions (reductions) to revolving credit agreements	115.4	—	(38.3)
Cash dividends paid	(19.2)	(18.4)	(17.8)
Cash dividends paid to noncontrolling interest	(0.2)	—	—
Financing fees paid	(1.7)	—	—
Purchase of treasury stock	—	(0.1)	(48.2)
Other	—	—	(0.2)
Net cash provided by (used for) financing activities	77.9	(7.1)	(110.5)
Effect of exchange rate changes on cash	4.2	(7.3)	(9.4)
Cash and Cash Equivalents
Increase (decrease) for the year	(111.9)	43.7	(64.3)
Balance at the beginning of the year	155.1	111.4	175.7
Balance at the end of the year	$43.2	$155.1	$111.4
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In millions)
Balance, January 1, 2014	$0.1	$0.1	$(3.4)	$320.6	$188.4	$1.3	$(1.9)	$(55.4)	$449.8	$1.1	$450.9
Stock-based compensation	—	—	—	6.0	—	—	—	—	6.0	—	6.0
Stock issued under stock compensation plans	—	—	2.5	(2.5)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(48.2)	—	—	—	—	—	(48.2)	—	(48.2)
Net income	—	—	—	—	109.8	—	—	—	109.8	0.4	110.2
Cash dividends on common stock: $1.075 per share	—	—	—	—	(17.8)	—	—	—	(17.8)	—	(17.8)
Current period other comprehensive income (loss)	—	—	—	—	—	(41.7)	(3.8)	(7.0)	(52.5)	—	(52.5)
Reclassification adjustment to net income	—	—	—	—	—	—	3.7	3.7	7.4	—	7.4
Balance, December 31, 2014	$0.1	$0.1	$(49.1)	$324.1	$280.4	$(40.4)	$(2.0)	$(58.7)	$454.5	$1.5	$456.0

Stock-based compensation	—	—	—	2.9	—	—	—	—	2.9	—	2.9
Stock issued under stock compensation plans	—	—	6.7	(6.7)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	74.7	—	—	—	74.7	0.4	75.1
Cash dividends on common stock: $1.130 per share	—	—	—	—	(18.4)	—	—	—	(18.4)	—	(18.4)
Current period other comprehensive income (loss)	—	—	—	—	—	(49.7)	(4.7)	(3.4)	(57.8)	—	(57.8)
Reclassification adjustment to net income	—	—	—	—	—	—	2.7	2.3	5.0	—	5.0
Balance, December 31, 2015	$0.1	$0.1	$(42.5)	$320.3	$336.7	$(90.1)	$(4.0)	$(59.8)	$460.8	$1.9	$462.7

Stock-based compensation	—	—	—	4.9	—	—	—	—	4.9	—	4.9
Stock issued under stock compensation plans	—	—	5.6	(5.6)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	42.8	—	—	—	42.8	(0.5)	42.3
Cash dividends on common stock: $1.170 per share	—	—	—	—	(19.2)	—	—	—	(19.2)	—	(19.2)
Current period other comprehensive income (loss)	—	—	—	—	—	(1.9)	(9.0)	(17.4)	(28.3)	—	(28.3)
Reclassification adjustment to net income	—	—	—	—	—	—	0.8	2.0	2.8	—	2.8
Acquisition of Bolzoni	—	—	—	—	—	—	—	—	—	69.8	69.8
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	(62.2)	(62.2)
Cash dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	(2.2)	(2.2)
Balance, December 31, 2016	$0.1	$0.1	$(36.9)	$319.6	$360.3	$(92.0)	$(12.2)	$(75.2)	$463.8	$6.6	$470.4

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

The Company, through its wholly owned operating subsidiary, Hyster-Yale Group, Inc. ("HYG"), designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, Italy, the Netherlands, Vietnam, Japan, the Philippines, Brazil and China. The sale of service parts represents approximately 13% of total revenues as reported for each of 2016, 2015 and 2014.

The Company also operates Nuvera Fuel Cells, LLC ("Nuvera"). Nuvera is an alternative-power technology company focused on fuel-cell stacks and related systems. Nuvera also supports on-site hydrogen production and dispensing systems that are designed to deliver clean energy solutions to customers.

On April 1, 2016, the Company completed the acquisition of the majority interest in Bolzoni S.p.A. ("Bolzoni"). On July 6, 2016, the Company completed the acquisition of the remaining outstanding interest in Bolzoni. Bolzoni is a leading worldwide producer of attachments, forks and lift tables under the Bolzoni Auramo and Meyer brand names. The acquisition allows the Company to provide integrated solutions for attachments and lift trucks and expand market reach while leveraging Bolzoni’s manufacturing capacity. Bolzoni products are manufactured in Italy, China, Germany, Finland and the United States. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift-truck attachments and industrial material handling. See Note 15 to the consolidated financial statements for additional information.
Investments in Sumitomo NACCO Forklift Co., Ltd. (“SN”), a 50% owned joint venture, and HYG Financial Services, Inc. ("HYGFS"), a 20% owned joint venture, are accounted for by the equity method. SN operates manufacturing facilities in Japan, the Philippines and Vietnam from which the Company purchases certain components, service parts and lift trucks. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each stockholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. HYGFS is a joint venture with Wells Fargo Financial Leasing, Inc. (“WF”), formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. National Account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The Company’s percentage share of the net income or loss from these equity investments is reported on the line “Income from unconsolidated affiliates” in the “Other income (expense)” portion of the Consolidated Statements of Operations.

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
Advertising Costs:  Advertising costs are expensed as incurred. Total advertising expense was $10.8 million, $11.7 million and $11.9 million in 2016, 2015 and 2014, respectively.
Product Development Costs:  Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $107.0 million, $88.3 million and $71.4 million in 2016, 2015 and 2014, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table includes other significant accounting policies that are described in other notes to the consolidated financial statements, including the footnote number:

Significant Accounting Policy	Note
Reportable segments	Business Segments (Note 3)
Stock-based compensation	Common Stock and Earnings per Share (Note 5)
Income taxes	Income Taxes (Note 6)
Derivatives and hedging activities	Financial Instruments and Derivative Financial Instruments (Note 8)
Fair value of financial instruments	Financial Instruments and Derivative Financial Instruments (Note 8) and Retirement Benefit Plans (Note 9)
Pension	Retirement Benefit Plans (Note 9)
Inventories	Inventories (Note 10)
Property, plant and equipment	Property, Plant and Equipment, Net (Note 11)
Impairment or disposal of long-lived assets	Property, Plant and Equipment, Net (Note 11)
Goodwill and intangible assets	Goodwill and Intangible Assets (Note 12)
Contingencies	Contingencies (Note 16)
Recently Issued Accounting Standards

The following table provides a brief description of recent accounting pronouncements adopted during 2016. The adoption of these standards did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table provides a brief description of recent accounting pronouncements not yet adopted:

Standard	Description	Required Date of Adoption	Effect on the financial statements or other significant matters
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
January 1, 2018
The Company is currently evaluating the impact of the new standard and subsequently issued clarifications. As part of the assessment work, the Company has formed an implementation work team, completed training of the new ASU's revenue recognition model and begun contract review and documentation. The Company's evaluation process includes, but is not limited to, identifying contracts within the scope of the guidance, reviewing and documenting the accounting for these contracts and identifying and determining the accounting for any related contract costs. The Company has substantially completed the review of a sample of contracts within the scope of the guidance and is currently evaluating the impact of the new standard on its financial statements, business processes and internal controls over financial reporting. At this time, the Company has not identified its method of adoption.

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
		January 1, 2018	The Company is currently evaluating the adoption and the effect on its financial position, results of operations, cash flows and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Standard	Description	Required Date of Adoption	Effect on the financial statements or other significant matters
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
ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash
The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.
		January 1, 2018	The Company is currently evaluating the adoption and the effect on its financial position, results of operations, cash flows and related disclosures.
ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business	The guidance clarifies the definition of a business to assist entities in evaluating whether transactions should be accounted for as acquisitions or disposals of businesses.	January 1, 2018	The Company is currently evaluating the adoption and the effect on its financial position, results of operations, cash flows and related disclosures.
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
		January 1, 2020	The Company is currently evaluating the alternative methods of adoption and the effect on its financial position, results of operations, cash flows and related disclosures.
ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	The guidance removes the second step of the two-step test for the measurement of goodwill impairment. The guidance allows for early adoption for impairment testing dates after January 1, 2017.	January 1, 2020	The Company is currently evaluating the timing of adoption and the effect on its current impairment testing process.

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

The Company reports the results of Nuvera as a separate segment. Nuvera was acquired on December 18, 2014 and results of operations have been included since the acquisition date. In addition, Nuvera recorded income of $0.6 million and $0.9 million in 2016 and 2015, respectively, which was recognized in the line "Selling, general and administrative expenses" in the Consolidated Statement of Operations, related to an adjustment of contingent consideration from the acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

On April 1, 2016, the Company acquired a majority interest in Bolzoni, which is also reported as a separate segment. Bolzoni's results of operations have been included since the acquisition date. See Note 19 to the consolidated financial statements for additional information.

Financial information for each of the reportable segments is presented in the following table. See Note 1 for a discussion of the Company’s product lines. Refer to Note 2 for a description of the accounting policies of the reportable segments as well as a reference table for the remaining accounting policies described in the accompanying footnotes.

	2016	2015	2014
Revenues from external customers
Americas	$1,669.2	$1,775.5	$1,866.9
EMEA	612.9	606.4	686.3
JAPIC	169.5	193.7	214.0
Lift truck business	2,451.6	2,575.6	2,767.2
Bolzoni	115.6	—	—
Nuvera	2.5	2.5	—
Total	$2,569.7	$2,578.1	$2,767.2
Gross profit (loss)
Americas	$287.9	$308.1	$301.3
EMEA	89.5	101.3	122.3
JAPIC	17.1	23.2	24.1
Lift truck business	394.5	432.6	447.7
Bolzoni	35.7	—	—
Nuvera	(2.7)	(1.8)	—
Total	$427.5	$430.8	$447.7
Selling, general and administrative expenses
Americas	$214.1	$191.2	$194.1
EMEA	81.9	88.3	96.2
JAPIC	24.1	25.0	24.2
Lift truck business	320.1	304.5	314.5
Bolzoni	35.9	—	—
Nuvera	36.9	22.8	2.2
Total	$392.9	$327.3	$316.7
Operating profit (loss)
Americas	$73.7	$116.9	$124.9
EMEA	7.6	13.0	26.2
JAPIC	(6.7)	(1.8)	(0.1)
Lift truck business	74.6	128.1	151.0
Bolzoni	(0.1)	—	—
Nuvera	(39.6)	(24.6)	(2.2)
Total	$34.9	$103.5	$148.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2016	2015	2014
Interest expense
Americas	$5.4	$4.4	$3.3
EMEA	0.4	0.1	0.1
JAPIC	0.1	0.2	0.5
Lift truck business	5.9	4.7	3.9
Bolzoni	0.8	—	—
Nuvera	—	—	—
Total	$6.7	$4.7	$3.9
Interest income
Americas	$(1.0)	$(1.0)	$(1.0)
EMEA	(0.5)	(0.3)	—
JAPIC	(0.5)	(0.2)	(0.1)
Lift truck business	(2.0)	(1.5)	(1.1)
Bolzoni	—	—	—
Nuvera	—	—	—
Total	$(2.0)	$(1.5)	$(1.1)
Other (income) expense
Americas	$(5.7)	$(2.7)	$(3.4)
EMEA	1.0	1.0	1.6
JAPIC	(3.2)	(2.5)	(2.3)
Total	(7.9)	(4.2)	(4.1)
Bolzoni	(0.2)	—	—
Nuvera	—	—	—
Total	$(8.1)	$(4.2)	$(4.1)
Income tax provision (benefit)
Americas	$15.4	$39.9	$37.4
EMEA	(2.7)	1.6	4.0
JAPIC	(0.5)	(2.1)	(0.7)
Lift truck business	12.2	39.4	40.7
Bolzoni	(0.4)	—	—
Nuvera	(15.8)	(10.0)	(0.8)
Total	$(4.0)	$29.4	$39.9
Net income (loss) attributable to stockholders
Americas	$59.6	$76.3	$88.6
EMEA	9.4	10.6	20.5
JAPIC	(2.1)	2.4	2.1
Lift truck business	66.9	89.3	111.2
Bolzoni	(0.3)	—	—
Nuvera	(23.8)	(14.6)	(1.4)
Total	$42.8	$74.7	$109.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2016	2015	2014
Total assets
Americas	$831.9	$680.7	$638.1
EMEA	462.3	412.0	439.4
JAPIC	127.0	140.6	170.3
Eliminations	(185.3)	(130.9)	(144.0)
Lift truck business	1,235.9	1,102.4	1,103.8
Bolzoni	206.9	—	—
Nuvera	36.9	17.4	17.0
Eliminations	(192.6)	(23.9)	—
Total	$1,287.1	$1,095.9	$1,120.8
Depreciation and amortization
Americas	$18.5	$16.2	$16.6
EMEA	6.5	5.9	6.3
JAPIC	3.1	5.2	6.7
Lift truck business	28.1	27.3	29.6
Bolzoni	9.5	—	—
Nuvera	1.5	1.6	0.1
Total	$39.1	$28.9	$29.7
Capital expenditures
Americas	$27.6	$33.5	$34.0
EMEA	7.3	8.7	11.9
JAPIC	1.6	1.7	2.6
Lift truck business	36.5	43.9	48.5
Bolzoni	4.0	—	—
Nuvera	2.2	2.7	—
Total	$42.7	$46.6	$48.5
Cash
Americas	$10.4	$54.2	$26.8
EMEA	14.4	82.2	69.9
JAPIC	8.2	18.5	13.6
Lift truck business	33.0	154.9	110.3
Bolzoni	10.2	—	—
Nuvera	—	0.2	1.1
Total	$43.2	$155.1	$111.4

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

	United States	Europe, Africa and Middle East	Other	Consolidated
2016
Revenues from unaffiliated customers, based on the customers’ location	$1,437.6	$701.9	$430.2	$2,569.7
Long-lived assets	$159.1	$59.8	$82.1	$301.0
2015
Revenues from unaffiliated customers, based on the customers’ location	$1,575.2	$606.5	$396.4	$2,578.1
Long-lived assets	$126.2	$39.4	$61.8	$227.4
2014
Revenues from unaffiliated customers, based on the customers’ location	$1,458.8	$686.4	$622.0	$2,767.2
Long-lived assets	$115.1	$40.8	$63.5	$219.4

NOTE 4—Quarterly Results of Operations (Unaudited)

A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$604.2	$645.6	$629.3	$690.6
Gross profit	$97.9	$114.0	$104.6	$111.0
Operating profit	$9.7	$11.4	$5.4	$8.4
Net income	$9.9	$8.3	$12.0	$12.1
Net income attributable to stockholders	$10.0	$8.3	$12.3	$12.2

Basic earnings per share	$0.61	$0.51	$0.75	$0.74
Diluted earnings per share	$0.61	$0.51	$0.75	$0.74

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$622.3	$658.7	$652.1	$645.0
Gross profit	$102.9	$110.6	$106.7	$110.6
Operating profit	$21.0	$27.3	$29.0	$26.2
Net income	$14.0	$22.8	$21.0	$17.3
Net income attributable to stockholders	$13.9	$22.7	$20.9	$17.2

Basic earnings per share	$0.85	$1.39	$1.28	$1.05
Diluted earnings per share	$0.85	$1.39	$1.28	$1.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 5—Common Stock and Earnings per Share
The Company's Class A common stock is traded on the New York Stock Exchange under the ticker symbol “HY.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company's Class A common stock and Class B common stock have the same cash dividend rights per share. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2016 was 125 million shares and 35 million shares, respectively. Treasury shares of Class A common stock totaling 497,353 and 564,291 at December 31, 2016 and 2015, respectively, have been deducted from shares outstanding.
Stock Compensation: The Company has stock compensation plans for certain employees in the U.S. that allow the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding them for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) five years after the participant's retirement date, (ii) ten years from the award date, or (iii) the participant's death or permanent disability. Pursuant to the plans, the Company issued 56,002, 49,185 and 70,024 shares related to the years ended December 31, 2016, 2015 and 2014, respectively. After the issuance of these shares, there were 497,392 shares of Class A common stock available for issuance under these plans. Compensation expense related to these share awards was $3.8 million ($2.3 million net of tax), $1.9 million ($1.2 million net of tax) and $5.2 million ($3.2 million net of tax) for the years ended December 31, 2016, 2015 and 2014, respectively. Compensation expense at the grant date represents fair value based on the market price of the shares of Class A common stock. The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the non-employee directors’ annual retainer is paid in restricted shares of Class A common stock. For the year ended December 31, 2016, $102,000 of each non-employee director's retainer of $158,000 was paid in restricted shares of Class A common stock. For the year ended December 31, 2015, $94,000 of each non-employee director's retainer of $150,000 was paid in restricted shares of Class A common stock. For the year ended December 31, 2014, $69,000 of $125,000 was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date on which the director has both retired from the Board of Directors and reached 70 years of age. Pursuant to this plan, the Company issued 15,426, 13,683 and 8,220 shares related to the years ended December 31, 2016, 2015 and 2014, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 2,352, 2,150 and 1,572 in 2016, 2015 and 2014, respectively. After the issuance of these shares, there were 43,603 shares of Class A common stock available for issuance under this directors' plan. Compensation expense related to these awards was $1.1 million ($0.7 million net of tax), $1.0 million ($0.6 million net of tax) and $0.8 million ($0.5 million net of tax) for the years ended December 31, 2016, 2015 and 2014, respectively. Compensation expense at the grant date represents fair value based on the market price of the shares of Class A common stock.
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

	2016	2015	2014
Basic weighted average shares outstanding	16.376	16.307	16.607
Dilutive effect of restricted stock awards	0.051	0.048	0.068
Diluted weighted average shares outstanding	16.427	16.355	16.675
Basic earnings per share	$2.61	$4.58	$6.61
Diluted earnings per share	$2.61	$4.57	$6.58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 6—Income Taxes
The components of income before income taxes and provision for income taxes for the years ended December 31 are as follows:

	2016	2015	2014
Income before income taxes
U.S.	$(1.2)	$71.2	$69.1
Non-U.S.	39.5	33.3	81.0
	$38.3	$104.5	$150.1
Income tax provision (benefit)
Current tax provision:
Federal	$(1.3)	$22.1	$25.0
State	(0.3)	3.4	2.6
Non-U.S.	5.0	5.3	10.5
Total current	$3.4	$30.8	$38.1
Deferred tax provision (benefit):
Federal	$(5.8)	$(0.4)	$(3.3)
State	0.8	1.2	0.7
Non-U.S.	(2.4)	(2.2)	4.4
Total deferred	$(7.4)	$(1.4)	$1.8
	$(4.0)	$29.4	$39.9
The Company made income tax payments of $19.3 million, $32.7 million and $34.7 million during 2016, 2015 and 2014, respectively. The Company received income tax refunds of $11.1 million, $0.2 million and $1.2 million during 2016, 2015 and 2014, respectively.
A reconciliation of the federal statutory and reported income tax rate for the year ended December 31 is as follows:

	2016	2015	2014
Income before income taxes	$38.3	$104.5	$150.1
Statutory taxes at 35.0%	$13.4	$36.6	$52.5
Non-U.S. rate differences	(9.6)	(10.5)	(10.6)
Unremitted Non-U.S. earnings	(3.9)	0.1	0.1
Equity interest earnings	(2.2)	(1.9)	(1.7)
Sale of non-U.S. investment	(1.9)	(3.7)	—
R&D and other federal credits	(1.8)	(1.7)	(0.9)
State income taxes	(0.6)	4.1	2.7
Valuation allowance	(0.2)	5.9	(1.5)
Tax controversy resolution	2.1	(0.2)	(0.5)
Other	0.7	0.7	(0.2)
Income tax provision (benefit)	$(4.0)	$29.4	$39.9
Reported income tax rate	n.m.	28.1%	26.6%
n.m. - not meaningful

The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required. A valuation allowance is required where realization is determined to no longer meet the "more likely than not" standard. During 2014 and 2015, a significant downturn was experienced in the Company's Brazilian operations. This significant decrease in operations and actions taken by management to reduce its manufacturing activity to more appropriate levels, coupled with the continued low expectations in the near term for the Brazilian lift truck market and the continuing devaluation of the Brazilian real, caused the Company in 2015 to forecast a three-year cumulative loss for its Brazilian operations. Although the Company projects

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

earnings over the longer term for its Brazilian operations, such longer-term forecasts are not sufficient positive evidence to support the future utilization of deferred tax assets when a three-year loss is determined. Accordingly, in 2015, the Company recorded a valuation allowance adjustment of $1.9 million against its deferred tax assets in Brazil as a discrete tax adjustment. The Company also recognized $2.4 million and $5.6 million in 2016 and 2015, respectively, of valuation allowances related to pre-tax losses in Brazil included in its effective tax rate.

During 2016, the Company received a notice from the Italian Tax Authority approving the transfer of certain tax losses as part of an internal restructuring. As a result, the Company believes it is more likely than not that deferred tax assets for such losses of approximately $3.2 million will be realized in the foreseeable future, and has released the valuation allowance previously provided.

During 2015, the Company came to a tentative agreement in negotiating an Advance Pricing Agreement with the Australian Tax Authority. The terms of the agreement were finalized in 2016 and will extend through 2020. As a result of this agreement, in 2015, the Company released a portion of the valuation allowance of $4.4 million, related to the deferred tax asset that it expected would be utilized in the foreseeable future.

As of December 31, 2016, the cumulative unremitted earnings of the Company's non-U.S. subsidiaries are approximately $310 million. The Company repatriated earnings of its European subsidiaries of $25.1 million, $23.6 million and $20.3 million during 2016, 2015 and 2014, respectively. As a result of the Bolzoni acquisition, the Company changed its previous reinvestment assertion; and consequently, all of the earnings of its European operations are now considered permanently reinvested and the previously provided deferred tax liability of $4.0 million is no longer required. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these permanently reinvested earnings; however, non-U.S. tax credits would be available to partially reduce the U.S. income taxes in the event of a distribution.

The Company has continued to provide a deferred tax liability on unremitted non-U.S. earnings for which no reinvestment plan has been identified and that may be repatriated in the foreseeable future. As such, the Company has provided a deferred tax liability with respect to these earnings of $0.4 million at December 31, 2016.
A detailed summary of the total deferred tax assets and liabilities in the Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2016	2015
Deferred tax assets
Tax attribute carryforwards	$31.6	$27.1
Accrued expenses and reserves	23.2	17.4
Product warranties	13.7	15.8
Accrued product liability	9.3	8.7
Accrued pension benefits	8.2	6.4
Other employee benefits	5.2	5.7
Other	2.2	2.5
Total deferred tax assets	93.4	83.6
Less: Valuation allowance	29.3	28.6
	64.1	55.0
Deferred tax liabilities
Depreciation and amortization	25.4	8.9
Inventories	5.8	8.7
Unremitted earnings	0.4	4.7
Total deferred tax liabilities	31.6	22.3
Net deferred tax asset	$32.5	$32.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2016
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$25.2	$15.7	2017 - Indefinite
Non-U.S. capital losses	5.9	5.9	2017 - Indefinite
State net operating losses and credits	2.8	2.0	2017 - 2031
U.S. foreign tax credit	2.5	—	2017 - 2026
U.S. net operating loss	0.8	—	2017 - 2036
Less: Unrecognized tax benefits	(5.6)	—
Total	$31.6	$23.6

	December 31, 2015
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$19.1	$14.7	2016-Indefinite
Non-U.S. capital losses	6.1	6.1	2016-Indefinite
State net operating losses and credits	1.9	0.9	2016-2030
Total	$27.1	$21.7

The establishment of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or other deferred tax assets in future periods. The tax net operating losses attributable to Brazil and Australia comprise a substantial portion of the deferred tax assets and do not expire under local law.
During 2016 and 2015, the net valuation allowance provided against certain deferred tax assets increased by $0.7 million and $1.7 million, respectively. The change in the total valuation allowance in 2016 and 2015 included a net decrease in tax expense of $0.2 million and a net increase of $5.9 million, respectively, a net change in the overall U.S. dollar value of valuation allowances previously recorded in non-U.S. currencies and amounts recorded directly in equity of a net increase of $0.9 million and net decrease of $4.2 million in 2016 and 2015, respectively.
Based upon a review of historical earnings and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes the valuation allowances provided are appropriate. At December 31, 2016, the Company had gross net operating loss carryforwards in U.S. jurisdictions of $2.4 million, U.S. state jurisdictions of $32.6 million and non-U.S. jurisdictions of $85.9 million
The following is a reconciliation of total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the consolidated financial statements for the years ended December 31, 2016, 2015 and 2014. Approximately $11.1 million, $3.8 million and $4.2 million of these amounts as of December 31, 2016, 2015 and 2014, respectively, relate to permanent items that, if recognized, would impact the reported income tax rate. This amount differs from gross unrecognized tax benefits presented in the table below for December 31, 2016 and 2014 due to the increase in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2016	2015	2014
Balance at January 1	$3.8	$4.3	$5.3
Additions for business acquisitions	6.3	—	—
Additions based on tax positions related to the current year	2.8	0.7	0.9
Additions for tax positions of prior years	0.1	0.1	—
Reductions due to settlements with taxing authorities and the lapse of the applicable statute of limitations	(0.9)	(1.1)	(1.6)
Other changes in unrecognized tax benefits including foreign currency translation adjustments	(0.9)	(0.2)	(0.3)
Balance at December 31	$11.2	$3.8	$4.3
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recorded a net increase of $0.1 million during 2016 and 2015 and a net decrease of $0.1 million during 2014 in interest and penalties. In addition, during 2016, the balance of accrued interest and penalty was increased for uncertain tax positions related to business acquisitions by $0.5 million. The total amount of interest and penalties accrued was $0.9 million, $0.3 million and $0.2 million as of December 31, 2016, 2015 and 2014, respectively.
The Company expects the amount of unrecognized tax benefits will change within the next twelve months; however, the change in unrecognized tax benefits which is reasonably possible within the next twelve months, is not expected to have a significant effect on the Company's financial position or results of operations. It is reasonably possible the Company will record unrecognized tax benefits within the next twelve months in the range of zero to $1.0 million resulting from the possible expiration of certain statutes of limitation and settlement of audits. If recognized, the previously unrecognized tax benefits will be recorded as discrete tax benefits in the quarter in which the items are effectively settled.
The tax returns of the Company and its non-U.S. subsidiaries are routinely examined by various taxing authorities. The Company has not been informed of any material assessment for which an accrual has not been previously provided and the Company would vigorously contest any material assessment. Management believes any potential adjustment would not materially affect the Company's financial condition or results of operations.
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The examination of U.S. federal tax returns for all years prior to 2013 have been settled with the Internal Revenue Service or otherwise have essentially closed under the applicable statute of limitations. The Company is currently under examination in various state and non-U.S. jurisdictions and in most cases the statute of limitations has not been extended. The Company believes these examinations are routine in nature and are not expected to result in any material tax assessments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 7—Reclassifications from OCI

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Details about OCI Components	Amount Reclassified from OCI			Affected Line Item in the Statement Where Net Income Is Presented
	2016	2015	2014
Gain (loss) on cash flow hedges:
Interest rate contracts	$—	$—	$0.8	Other
Foreign exchange contracts	(3.0)	(8.7)	(7.0)	Cost of sales
Total before tax	(3.0)	(8.7)	(6.2)	Income before income taxes
Tax benefit	2.2	6.0	2.5	Income tax provision (benefit)
Net of tax	$(0.8)	$(2.7)	$(3.7)	Net income

Amortization of defined benefit pension items:
Actuarial loss	$(3.0)	$(3.5)	$(5.5)	(a)
Prior service (cost) credit	0.3	0.3	0.3	(a)
Total before tax	(2.7)	(3.2)	(5.2)	Income before income taxes
Tax benefit	0.7	0.9	1.5	Income tax provision (benefit)
Net of tax	$(2.0)	$(2.3)	$(3.7)	Net income

Total reclassifications for the period	$(2.8)	$(5.0)	$(7.4)
(a) These OCI components are included in the computation of net pension cost (see Note 9 for additional details).

NOTE 8—Financial Instruments and Derivative Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At December 31, 2016, the total carrying value and total fair value of revolving credit agreements and long-term debt, excluding capital leases, was $184.5 million. At December 31, 2015, the total carrying value and total fair value of revolving credit agreements and long-term debt, excluding capital leases, was $32.1 million.
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
The Company has interest rate swap agreements that do not meet the criteria for hedge accounting. The terms of the interest rate swap agreements require the Company to receive a variable interest rate based upon the three-month LIBOR and pay a fixed interest rate. Changes in the fair value of interest rate swap agreements are immediately recognized in earnings and included on the line “Other” in the “Other (income) expense” section of the consolidated statements of operations.
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
Foreign Currency Derivatives:  The Company held forward foreign currency exchange contracts with a total notional amount of $592.9 million at December 31, 2016, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner and Mexican pesos. The Company held forward foreign currency exchange contracts with total notional amounts of $634.7 million at December 31, 2015, primarily denominated in euros, U.S. dollars, Japanese yen, Swedish kroner, British pounds, Mexican pesos and Australian dollars. The fair value of these contracts approximated a net liability of $22.7 million and $8.8 million at December 31, 2016 and 2015, respectively.
For the years ended December 31, 2016 and 2015, there was no material ineffectiveness of forward foreign currency exchange contracts that qualify for hedge accounting. Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2016, $10.3 million of the amount of net deferred loss included in OCI at December 31, 2016 is expected to be reclassified as a loss into the Consolidated Statements of Operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: During the second quarter of 2014, the Company determined that the hedged forecasted transactions associated with its interest rate swap agreements were probable of not occurring. As such, the Company recognized a gain of $0.8 million in the second quarter of 2014 related to the ineffectiveness of these contracts, which began on December 31, 2014 and extend to December 31, 2018, for a notional amount of $100.0 million. Any additional changes in the fair value of these interest rate swap agreements are immediately recognized in earnings. Amounts related to interest rate swap agreements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

are recorded in the Consolidated Statements of Operations on the line “Other.” The fair value of interest rate swap agreements was a net liability of $0.3 million at December 31, 2016 and 2015, respectively.
The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2016	2015	Balance sheet location	2016	2015
Derivatives designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	$—	$2.5	Prepaid expenses and other	$—	$0.6
	Other current liabilities	3.7	3.2	Other current liabilities	14.0	10.9
Long-Term	Other non-current assets	—	—	Other long-term liabilities	10.1	2.1
Total derivatives designated as hedging instruments		$3.7	$5.7		$24.1	$13.6
Derivatives not designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$0.3	$0.6
Long-term	Other non-current assets	0.2	0.3	Other long-term liabilities	0.2	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	—	1.1	Prepaid expenses and other	—	0.3
	Other current liabilities	1.6	1.9	Other current liabilities	3.9	3.6
Total derivatives not designated as hedging instruments		$1.8	$3.3		$4.4	$4.5
Total derivatives		$5.5	$9.0		$28.5	$18.1

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty at December 31, 2016 and 2015 as recorded in the Consolidated Balance Sheets:

	Derivative Assets as of December 31, 2016				Derivative Liabilities as of December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$0.2	$(0.2)	$—	$—	$0.5	$(0.2)	$0.3	$0.3
Foreign currency exchange contracts	—	—	—	—	22.7	—	22.7	22.7
Total derivatives	$0.2	$(0.2)	$—	$—	$23.2	$(0.2)	$23.0	$23.0

	Derivative Assets as of December 31, 2015				Derivative Liabilities as of December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$0.3	$(0.3)	$—	$—	$0.6	$(0.3)	$0.3	$0.3
Foreign currency exchange contracts	2.7	(2.7)	—	—	11.5	(2.7)	8.8	8.8
Total derivatives	$3.0	$(3.0)	$—	$—	$12.1	$(3.0)	$9.1	$9.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table summarizes the pre-tax impact of derivative instruments for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2016	2015	2014		2016	2015	2014		2016	2015	2014
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$(1.6)	Interest expense	$—	$—	$—	Other	$—	$—	$0.8
Foreign currency exchange contracts	(15.5)	(11.1)	(8.6)	Cost of sales	(3.0)	(8.7)	(7.0)	Cost of sales	(0.2)	0.1	—
	(15.5)	(11.1)	(10.2)		(3.0)	(8.7)	(7.0)		(0.2)	0.1	0.8
Net Investment Hedges
Foreign currency exchange contracts	—	—	0.4	Cost of sales	—	—	—	N/A	—	—	—
Total	$(15.5)	$(11.1)	$(9.8)		$(3.0)	$(8.7)	$(7.0)		$(0.2)	$0.1	$0.8

Derivatives Not Designated as Hedging Instruments						Location of Gain or (Loss) Recognized in Income on Derivative			Amount of Gain or (Loss) Recognized in Income on Derivative
									2016	2015	2014
Cash flow hedges
Interest rate swap agreements						Other			$(0.6)	$(0.5)	$(0.6)
Foreign currency exchange contracts						Cost of sales			(2.8)	0.3	(6.8)
Total									$(3.4)	$(0.2)	$(7.4)

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

During 2016, 2015 and 2014, the Company recognized a settlement loss of $0.9 million, $1.3 million and $2.6 million, respectively, resulting from lump-sum distributions exceeding the total projected interest cost for the plan year for its U.S. pension plans.
The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2016	2015	2014
United States Plans
Weighted average discount rates	3.75%	4.00%	3.65%
Expected long-term rate of return on assets	7.50%	7.50%	7.75%
Non-U.S. Plans
Weighted average discount rates	0.86% - 2.50%	2.10% - 3.70%	1.80% - 3.60%
Rate of increase in compensation levels	1.50% - 2.50%	2.00% - 2.50%	2.00% - 2.50%
Expected long-term rate of return on assets	3.00% - 7.00%	3.00% - 7.00%	3.00% - 7.25%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Each year, the assumptions used to calculate the benefit obligation are used to calculate the net periodic pension expense for the following year.
Set forth below is a detail of the net periodic pension expense for the defined benefit plans for the years ended December 31:

	2016	2015	2014
United States Plans
Service cost	$—	$—	$—
Interest cost	3.0	2.9	3.4
Expected return on plan assets	(5.0)	(5.5)	(5.7)
Amortization of actuarial loss	1.6	1.5	1.5
Amortization of prior service credit	(0.3)	(0.3)	(0.3)
Settlements	0.9	1.3	2.6
Net periodic pension expense (benefit)	$0.2	$(0.1)	$1.5
Non-U.S. Plans
Service cost	$0.2	$0.2	$2.2
Interest cost	5.0	5.6	6.9
Expected return on plan assets	(8.8)	(9.6)	(10.3)
Amortization of actuarial loss	1.4	2.0	4.0
Net periodic pension expense (benefit)	$(2.2)	$(1.8)	$2.8
Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31:

	2016	2015	2014
United States Plans
Current year actuarial loss	$1.6	$4.3	$8.4
Amortization of actuarial loss	(1.6)	(1.5)	(1.5)
Amortization of prior service credit	0.3	0.3	0.3
Settlements	(0.9)	(1.3)	(2.6)
Total recognized in other comprehensive income (loss)	$(0.6)	$1.8	$4.6
Non-U.S. Plans
Current year actuarial loss	$20.5	$2.0	$10.7
Amortization of actuarial loss	(1.4)	(2.0)	(4.0)
Current year prior service cost	—	(0.1)	—
Curtailments	—	—	(5.9)
Total recognized in other comprehensive income (loss)	$19.1	$(0.1)	$0.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Projected benefit obligation at beginning of year	$77.3	$156.1	$83.4	$170.8
Service cost	—	0.2	—	0.2
Interest cost	3.0	5.0	2.9	5.6
Actuarial (gain) loss	1.2	34.6	(1.4)	(4.6)
Benefits paid	(4.2)	(5.4)	(4.2)	(6.9)
Employee contributions	—	0.1	—	0.1
Settlements	(1.6)	—	(3.4)	—
Business combination benefit obligation	—	2.5	—	—
Foreign currency exchange rate changes	—	(27.9)	—	(9.1)
Projected benefit obligation at end of year	$75.7	$165.2	$77.3	$156.1
Accumulated benefit obligation at end of year	$75.7	$164.7	$77.3	$155.6
Change in plan assets
Fair value of plan assets at beginning of year	$68.4	$144.7	$76.3	$155.9
Actual return on plan assets	4.6	21.1	(0.3)	2.9
Employer contributions	—	3.2	—	0.8
Employee contributions	—	0.1	—	0.1
Benefits paid	(4.2)	(5.4)	(4.2)	(6.9)
Settlements	(1.6)	—	(3.4)	—
Foreign currency exchange rate changes	—	(24.8)	—	(8.1)
Fair value of plan assets at end of year	$67.2	$138.9	$68.4	$144.7
Funded status at end of year	$(8.5)	$(26.3)	$(8.9)	$(11.4)
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent liabilities	$(8.5)	$(26.3)	$(8.9)	$(11.4)
Components of accumulated other comprehensive income (loss) consist of:
Actuarial loss	$42.7	$53.3	$43.6	$40.8
Prior service credit	(0.6)	(0.1)	(0.9)	(0.1)
Deferred taxes	(14.4)	(9.0)	(14.6)	(6.2)
Change in statutory tax rate	(1.2)	(1.6)	(1.2)	(1.5)
Foreign currency translation adjustment	—	6.1	—	(0.1)
	$26.5	$48.7	$26.9	$32.9
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Expected amortization of amounts included in accumulated other comprehensive income (loss) to be recognized in net periodic benefit cost in 2017 are:

	Amount	Net of tax
Actuarial loss	$4.1	$2.7
Prior service credit	$(0.3)	$(0.2)
The Company expects to contribute $3.0 million to its non-U.S. pension plans in 2017. The Company does not expect to contribute to its U.S. pension plans in 2017.
Pension benefit payments are made from assets of the pension plans. Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plans	Non-U.S. Plans
2017	$6.5	$5.3
2018	6.2	5.4
2019	6.2	6.2
2020	5.8	6.0
2021	5.7	6.2
2021 - 2025	25.4	34.4
	$55.8	$63.5
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
The following is the actual allocation percentage and target allocation percentage for the Company's U.S. pension plan assets at December 31:

	2016 Actual Allocation	2015 Actual Allocation	Target Allocation Range
U.S. equity securities	45.4%	51.9%	36.0% - 54.0%
Non-U.S. equity securities	19.7%	12.4%	16.0% - 24.0%
Fixed income securities	33.9%	35.1%	30.0% - 40.0%
Money market	1.0%	0.6%	0.0% - 10.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following is the actual allocation percentage and target allocation percentage for the Company's U.K. pension plan assets at December 31:

	2016 Actual Allocation	2015 Actual Allocation	Target Allocation
U.K. equity securities	21.2%	21.2%	21.0%
Non-U.K. equity securities	48.8%	48.3%	49.0%
Fixed income securities	30.0%	30.5%	30.0%
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

	Level 1		Level 2
	2016	2015	2016	2015
U.S. equity securities	$30.5	$35.5	$20.4	$21.1
U.K. equity securities	—	—	26.7	28.1
Non-U.S., non-U.K. equity securities	13.3	8.5	42.0	43.0
Fixed income securities	22.7	24.0	49.8	52.5
Money market	0.7	0.4	—	—
Total	$67.2	$68.4	$138.9	$144.7

Defined Contribution Plans: The Company has defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. The Company generally matches employee contributions based on plan provisions. In addition, the Company has defined contribution retirement plans whereby the contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $21.2 million, $23.5 million and $21.6 million in 2016, 2015 and 2014, respectively.

NOTE 10—Inventories
Inventories are stated at the lower of cost or market. Cost is determined under the last-in, first-out (“LIFO”) method primarily for manufactured inventories, including service parts, in the United States. At December 31, 2016 and 2015, 54% and 58%, respectively, of total inventories were determined using the LIFO method.
The first-in, first-out (“FIFO”) method is used with respect to all other inventories. Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Inventories are summarized as follows:

	December 31
	2016	2015
Finished goods and service parts	$171.9	$153.0
Work in process	26.1	7.2
Raw materials	191.4	184.8
Total manufactured inventories	389.4	345.0
LIFO reserve	(37.2)	(40.4)
Total inventory	$352.2	$304.6

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
The Company periodically evaluates long-lived assets, including intangible assets with finite lives, for impairment when changes in circumstances or the occurrence of certain events indicate the carrying amount of an asset may not be recoverable. Upon identification of indicators of impairment, the Company evaluates the carrying value of the asset by comparing the estimated future undiscounted cash flows generated from the use of the asset and its eventual disposition with the asset’s net carrying value. If the carrying value of an asset is considered impaired, an impairment charge is recorded for the amount that the carrying value of the long-lived asset exceeds its fair value. Fair value is estimated as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Property, plant and equipment, net includes the following:

	December 31
	2016	2015
Land and land improvements	$26.3	$19.6
Plant and equipment	645.1	569.3
Property, plant and equipment, at cost	671.4	588.9
Allowances for depreciation and amortization	(416.3)	(404.4)
	$255.1	$184.5
Total depreciation and amortization expense on property, plant and equipment was $34.5 million, $28.4 million and $29.7 million during 2016, 2015, and 2014, respectively.

NOTE 12—Goodwill and Intangible Assets

The Company evaluates the carrying amount of goodwill and indefinite-lived intangible assets for impairment annually as of May 1st and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. The Company uses either a qualitative or quantitative analysis to determine whether fair value exceeds carrying value. Goodwill impairment testing for 2016 was performed using a qualitative analysis by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. Indefinite lived intangible asset testing was performed for 2016 using a qualitative analysis. The results of the testing indicated goodwill and indefinite-lived intangible assets were not impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table summarizes intangible assets, other than goodwill, recorded in the consolidated balance sheets:

December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Net Balance
Intangible assets not subject to amortization
Trademarks	$15.8	$—	$15.8
Intangible assets subject to amortization
Customer and contractual relationships	27.9	(2.9)	25.0
Patents and technology	16.3	(2.0)	14.3
Trademarks	1.2	(0.1)	1.1
Total	$61.2	$(5.0)	$56.2

December 31, 2015	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer and contractual relationships	$0.1	$—	$0.1
Patents and technology	2.8	(0.4)	2.4
Trademarks	1.2	(0.1)	1.1
Total	$4.1	$(0.5)	$3.6

Amortization expense for intangible assets, which is recognized on a straight-line basis over the estimated useful life of the related asset, was $4.6 million and $0.5 million in 2016 and 2015, respectively. Expected annual amortization expense of other intangible assets, based upon December 31, 2016 U.S. dollar values, for the next five years is as follows: $5.0 million in 2017, $5.0 million in 2018, $4.7 million in 2019, $4.6 million in 2020 and $3.7 million in 2021. The weighted-average amortization period for intangible assets is as follows:

Intangible assets subject to amortization	Weighted-Average Useful Lives (Years)
Customer relationships	11
Engineering drawings	10
Non-compete agreement	3
Patents	8
Trademarks	20

The following table summarizes goodwill by segment as of December 31, 2016:

	Carrying Amount of Goodwill
	Americas	Bolzoni	Total
Balance at January 1, 2016	$—	$—	$—
Additions	1.7	54.2	55.9
Foreign currency translation	—	(5.2)	(5.2)
Balance at December 31, 2016	$1.7	$49.0	$50.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 13—Current and Long-Term Financing
The following table summarizes available and outstanding borrowings:

	December 31
	2016	2015
Total outstanding borrowings:
Revolving credit agreements	$116.0	$—
Other debt	68.5	32.1
Capital lease obligations	26.7	21.0
Total debt outstanding	$211.2	$53.1
Current portion of borrowings outstanding	$129.0	$33.5
Long-term portion of borrowings outstanding	$82.2	$19.6
Total available borrowings, net of limitations, under revolving credit agreements	$291.2	$242.4
Unused revolving credit agreements	$175.2	$242.4
Weighted average stated interest rate on total borrowings	4.4%	9.1%
Annual maturities of total debt, excluding capital leases, are as follows:

2017	$121.5
2018	50.0
2019	9.0
2020	3.8
2021	0.2
$184.5
Interest paid on total debt was $5.6 million, $3.6 million and $2.7 million during 2016, 2015 and 2014, respectively.

The Company has a $240.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in April 2021. There were $106.0 million borrowings outstanding under the facility at December 31, 2016. The excess availability under the Facility, at December 31, 2016, was $127.7 million, which reflects reductions of $6.3 million for letters of credit. The Facility consists of a U.S. revolving credit facility of $140.0 million and a non-U.S. revolving credit facility of $100.0 million. The Facility can be increased up to $340.0 million over the term of the agreement in minimum increments of $10.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Facility was $530 million as of December 31, 2016.

Borrowings bear interest at a floating rate that can be a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective December 31, 2016, for U.S. base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margins, effective December 31, 2016, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable LIBOR interest rates under the Facility on December 31, 2016 were 2.25% and 1.50%, respectively, for the U.S. and non-U.S. facility including the applicable floating rate margin. The interest rate under the Facility on December 31, 2016 was 2.25% including the applicable floating rate margin. The Facility also requires the payment of a fee on the unused commitments. As of December 31, 2016, the applicable unused fee was 0.350% per annum.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as defined in the Facility, and limits the payment of dividends. If the minimum availability threshold, as defined in the Facility, is greater than fifteen percent and less than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the minimum availability threshold, as defined in the Facility, is greater than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the U.S. revolver commitments, as defined in the Facility. At December 31, 2016, the Company was in compliance with the covenants in the Facility.

As part of the acquisition of Bolzoni, the Company acquired debt with the fair value of $44.3 million as of April 1, 2016. The debt acquired included short-term and long-term borrowings with variable rates based on the Euribor. The variable rates range from 0.60% to 7.00% with maturities from 2017 to 2020.

The Company had other borrowings outstanding, excluding capital leases, of approximately $78.5 million at December 31, 2016, including $38.6 million relating to Bolzoni. In addition to the excess availability under the Facility, the Company had remaining availability of $47.5 million related to other non-U.S. revolving credit agreements.

NOTE 14—Leasing Arrangements
The Company leases certain office, manufacturing and warehouse facilities and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2023. Many leases include renewal and/or fair value purchase options.
Future minimum capital and operating lease payments at December 31, 2016 are:

	Capital Leases	Operating Leases
2017	$8.0	$18.4
2018	7.2	14.2
2019	5.6	7.6
2020	4.6	4.5
2021	2.2	1.7
Subsequent to 2021	—	2.0
Total minimum lease payments	27.6	$48.4
Amounts representing interest	0.9
Present value of net minimum lease payments	26.7
Current maturities	7.5
Long-term capital lease obligation	$19.2
Rental expense for all operating leases was $17.3 million, $18.3 million and $18.4 million for 2016, 2015 and 2014, respectively. The Company also recognized $5.3 million, $2.7 million and $5.3 million for 2016, 2015 and 2014, respectively, in rental income on subleases of equipment. These subleases were primarily related to lift trucks in which the Company records revenues over the term of the lease in accordance with the rental agreements with its customers. The sublease rental income for these lift trucks is included in “Revenues” and the related rent expense is included in “Cost of sales” in the Consolidated Statements of Operations for each period. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of December 31, 2016 are $21.8 million.
Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2016	2015
Plant and equipment	$37.5	$30.6
Less accumulated amortization	(8.1)	(7.4)
	$29.4	$23.2
Amortization of plant and equipment under capital leases is included in depreciation expense. Capital lease obligations of $12.8 million, $15.2 million and $6.5 million were incurred in connection with lease agreements to acquire machinery and equipment during 2016, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 15—Product Warranties

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

	2016	2015
Balance at January 1	$55.5	$51.1
Current year warranty expense	35.4	34.7
Change in estimate related to pre-existing warranties	(10.1)	(3.1)
Payments made	(27.9)	(25.8)
Foreign currency effect	(0.6)	(1.4)
Balance at December 31	$52.3	$55.5

NOTE 16—Contingencies

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

NOTE 17—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at December 31, 2016 and 2015 were $149.3 million and $179.8 million, respectively. As of December 31, 2016, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at December 31, 2016 was approximately $195.6 million based on Company estimates. The Company estimates the fair value of the collateral using

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of December 31, 2016, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $33.5 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $7.1 million as of December 31, 2016. The $33.5 million is included in the $149.3 million of total amounts subject to recourse or repurchase obligations at December 31, 2016.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At December 31, 2016, approximately $130.3 million of the Company's total recourse or repurchase obligations of $149.3 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At December 31, 2016, loans from WF to HYGFS totaled $860.7 million. Although the Company’s contractual guarantee was $172.1 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $130.3 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $151.4 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $229.7 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at December 31, 2016:

	HYGFS	Total
Total recourse or repurchase obligations	$130.3	$149.3
Less: exposure limited for certain dealers	33.5	33.5
Plus: 7.5% of original loan balance	7.1	7.1
	103.9	122.9
Incremental obligation related to guarantee to WF	151.4	151.4
Total exposure related to guarantees	$255.3	$274.3

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
Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt financing to dealers and lease financing to both dealers and customers. HYGFS’ total purchases of Hyster® and Yale® lift trucks from dealers, and directly from the Company such that HYGFS could provide retail lease financing to customers for the years ended December 31, 2016, 2015 and 2014 were $438.8 million, $483.2 million and $465.9 million, respectively. Of these amounts, $69.4 million, $78.6 million and $94.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, were invoiced directly from the Company to HYGFS so that the customer could obtain operating lease financing from HYGFS. Amounts receivable from HYGFS at December 31, 2016 and 2015 were $12.1 million and $7.7 million, respectively. The Company provides recourse for certain financing provided by HYGFS to its dealers and customers. In addition, the Company also provides a guarantee to WF for their portion of HYGFS' debt. Refer to Note 17 for additional details relating to the guarantees provided to WF.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

In addition to providing financing to dealers, HYGFS provides operating lease financing to the Company. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain customers whereby the Company sells lift trucks to HYGFS, leases these lift trucks back under an operating lease agreement and then subleases those lift trucks to customers under an operating lease agreement. Total obligations to HYGFS under the operating lease agreements were $17.2 million and $14.3 million at December 31, 2016 and 2015, respectively. In addition, the Company provides certain subsidies to its dealers that are paid directly to HYGFS. Total subsidies were $2.8 million, $2.8 million and $3.0 million for 2016, 2015 and 2014, respectively.

The Company provides certain services to HYGFS for which it receives compensation under the terms of the joint venture agreement. The services consist primarily of administrative functions and remarketing services. Total income recorded by the Company related to these services was $9.8 million in 2016, $14.6 million in 2015 and $12.0 million in 2014. In addition, in December 2015, the Company received $5.0 million as an amendment fee, that was deferred and is being recognized over the remaining term of the agreement which expires in December 2018.
The Company has a 50% ownership interest in SN, a limited liability company which was formed primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®- branded lift trucks and related components and service parts outside of Japan. The Company purchases products from SN under agreed-upon terms. The Company’s ownership in SN is also accounted for using the equity method of accounting and is included in the JAPIC segment. The Company purchases products from SN under normal trade terms based on current market prices. In 2016, 2015 and 2014, purchases from SN were $55.0 million, $57.1 million and $70.7 million, respectively. Amounts payable to SN at December 31, 2016 and 2015 were $16.5 million and $15.8 million, respectively.
The Company recognized income of $0.5 million, $0.3 million and $1.1 million for payments from SN for use of technology developed by the Company that is included in “Revenues” in the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, respectively.
Summarized unaudited financial information for equity investments is as follows:

	2016	2015	2014
Statement of Operations
Revenues	$326.7	$315.0	$361.9
Gross profit	$103.4	$98.7	$108.3
Income from continuing operations	$25.5	$23.1	$21.7
Net income	$25.5	$23.1	$21.7
Balance Sheet
Current assets	$115.5	$103.2
Non-current assets	$1,272.2	$1,148.0
Current liabilities	$117.2	$138.0
Non-current liabilities	$1,138.0	$985.1
At December 31, 2016 and 2015, the investment in HYGFS was $13.8 million and $14.8 million, respectively, and the investment in SN was $31.6 million and $28.1 million, respectively. Bolzoni's investment in unconsolidated affiliates was $0.5 million at December 31, 2016. The investments are included in “Investment in Unconsolidated Affiliates” in the Consolidated Balance Sheets. The Company received dividends of $4.8 million and $2.3 million from HYGFS in 2016 and 2015, respectively. The Company received dividends of $0.3 million and $0.2 million from SN in 2016 and 2015, respectively. No dividends were received from HYGFS or SN in 2014. The Company contributed $0.7 million to HYGFS in 2014. No contributions were made in 2016 or 2015.

NOTE 19—Acquisitions

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

The acquisition of Bolzoni adds a broader range of forklift truck attachments, forks and lift tables to the Company's suite of products and provides an important platform for additional growth. The acquisition of Bolzoni has been accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The process of estimating the fair values of intangible assets and certain tangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The allocation of the purchase price is preliminary as the Company has not yet finalized its analysis of the fair value of contingent obligations and income taxes.

The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed of Bolzoni as of April 1, 2016:

Acquired Assets and Liabilities	Preliminary Fair Value
Cash	$8.0
Accounts receivable	34.0
Inventories	31.5
Property, plant and equipment	43.3
Intangible Assets	54.8
Other assets	0.5
Total assets acquired	$172.1
Accounts payable	32.7
Total debt	44.3
Long-term deferred tax liabilities	11.5
Other liabilities	8.0
Total liabilities assumed	$96.5
Noncontrolling interest	5.7
Net assets acquired	$69.9
Initial purchase price	$60.9
Interest acquired in mandatory tender offer	$63.2
Goodwill	$54.2

Acquired Intangible Assets	Fair Value	Weighted-Average Useful Lives (Years)	Valuation Method
Customer relationships	$22.1	13	Excess Earnings
Trademarks	17.1	Indefinite	Relief from Royalty
Engineering drawings	12.5	10	Reproduction Cost
Patents	2.1	10	Relief from Royalty
Non-compete agreement	1.0	3	Lost Profit
Total	$54.8

The fair value of accounts receivable acquired was $34.0 million with the gross contractual amount being $34.0 million. At the time of the acquisition, the Company expected to collect all accounts receivable. The $54.2 million of goodwill was assigned to the Bolzoni segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Bolzoni. None of the goodwill is expected to be deductible for income tax purposes. The results of Bolzoni’s operations have been included in the consolidated financial statements since the acquisition date and are reflected in the Bolzoni segment. Pro forma information has not been presented as it would not be materially different from historical reported results of operations.

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

The Company recognized $6.6 million of acquisition-related costs during 2016, which is included in the Americas segment. These costs are included in the line “Selling, general and administrative expenses” in the Consolidated Statement of Operations.

NOTE 20—Other Events and Transactions

In June 2014, Hyster-Yale Brasil Empilhadeiras Ltda. (“HYG Brasil”), an indirect, wholly-owned subsidiary of the Company, completed the sale of real estate and an operating facility to Synergy Empreendimentos E Participacoes Ltda. During 2014, HYG Brasil received $8.2 million related to the sale and recognized a gain of $17.7 million, which is included on the line “Gain on sale of assets” in the Consolidated Statements of Operations. The proceeds from the sale are included in the Investing Activities section of the Consolidated Statements of Cash Flows and were used for the construction of a new facility in Brazil. An upfront payment of $9.9 million was received in 2013, when the sale agreement was executed. In addition, $0.8 million was deposited into an escrow account which will be released to HYG Brasil upon conclusion of certain environmental remediation activities.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2016, 2015 AND 2014

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe (A)	Deductions — Describe		Balance at End of Period (B)
	(In millions)
2016
Reserves deducted from asset accounts:
Allowance for doubtful accounts (C)	$12.8	$6.3	$(2.7)	$1.5	(D)	$14.9
2015
Reserves deducted from asset accounts:
Allowance for doubtful accounts (C)	$16.3	$4.9	$(2.1)	$6.3	(D)	$12.8
2014
Reserves deducted from asset accounts:
Allowance for doubtful accounts (C)	$15.4	$2.1	$(0.7)	$0.5	(D)	$16.3

(A)	Foreign currency translation adjustments and other.

(B)	Balances which are not required to be presented and those which are immaterial have been omitted.

(C)	Includes allowance of receivables classified as long-term of $4.6 million, $4.5 million and $5.4 million in 2016, 2015 and 2014, respectively.

(D)	Write-offs, net of recoveries.

EXHIBIT INDEX
(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1
Separation Agreement, dated as of September 28, 2012, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling, Inc. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 4, 2012, Commission File No. 1-35646.

2.2
Purchase Agreement, dated February 14, 2016, by and among Hyster-Yale Materials Handling, Inc., as Purchaser, and Emilio Bolzoni, Roberto Scotti, Franco Bolzoni, Paolo Mazzoni and Pier Luigi Magnelli, as Sellers is incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 14, 2016, Commission File Number 000-54799.

2.3
Amendment Agreement, dated April 1, 2016, by and among Hyster-Yale Capital Holding Italy S.r.l., as Purchaser, and Emilio Bolzoni, Roberto Scotti, Franco Bolzoni, Paolo Mazzoni and Pier Luigi Magnelli, as Sellers is incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated April 1, 2016, Commission File Number 000-54799.

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

10.11
Fifth Amendment to Stockholders' Agreement, dated as of December 2, 2016, by and among the Depository, Hyster-Yale Materials Handling, Inc., the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale Materials Handling, Inc. and the Participating Stockholders is incorporated by reference to Exhibit No. 11 filed with Amendment No. 5 to the Statement on Schedule 13D, filed by the reporting persons named therein on February 14, 2017, Commission File Number 005-38001.

10.12
Sixth Amendment to Stockholders' Agreement, dated as of December 22, 2016, by and among the Depository, Hyster-Yale Materials Handling, Inc., the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale Materials Handling, Inc. and the Participating Stockholders is incorporated by reference to Exhibit No. 12 filed with Amendment No. 5 to the Statement on Schedule 13D, filed by the reporting persons named therein on February 14, 2017, Commission File Number 005-38001.

10.13*	The Hyster-Yale Group, Inc. Executive Excess Retirement Plan (Effective as of January 1, 2016) is filed herewith.
10.14*
Hyster-Yale Materials Handling, Inc. Long-Term Equity Incentive Plan (Effective September 28, 2012) (incorporated by reference to Appendix C to Hyster-Yale Materials Handling, Inc.'s Definitive Proxy Statement, filed with the Securities and Exchange Commission on March 18, 2013, Commission File No. 000-54799).

10.15*
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

10.17*
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

10.19*
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

10.21*
Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2016) is incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K, filed by the Company on February 17, 2016, Commission File Number 000-54799.

10.22*	Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2017) is filed herewith.
10.23*	The Hyster-Yale Group, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2016) is filed herewith.
10.24*	The Hyster-Yale Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective as of January 1, 2016) is filed herewith.

10.25*	The Hyster-Yale Group Inc. Annual Incentive Compensation Plan (Amended and Restated Effective as of January 1, 2016) is filed herewith.
10.26*
Hyster-Yale Group, Inc. Excess Retirement Plan (Amended and Restated Effective January 1, 2016) is incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K, filed by the Company on February 17, 2016, Commission File Number 000-54799.

10.27*
Offer Letter, dated January 13, 2006, between Ralf A. Mock and NACCO Materials Handling Group is incorporated herein by reference to Exhibit 10.29 to Hyster-Yale Materials Handling, Inc.'s Registration Statement on Form S-1, dated June 28, 2012, Commission File No. 333-182388.

10.28*
Agreement and Deed, dated July 22, 2015, between Ralf Mock and NACCO Materials Handling Ltd is incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K, filed by the Company on February 17, 2016, Commission File Number 000-54799.

10.29
Amendment, dated as of January 1, 1994, to the Third Amendment and Restated Operating Agreement dated as of November 7, 1991, between NACCO Materials Handling Group and AT&T Commercial Finance Corporation is incorporated by reference to Exhibit 10(c) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 33-28812.

10.30
Equity joint venture contract, dated November 27, 1997, between Shanghai Perfect Jinqiao United Development Company Ltd., People’s Republic of China, NACCO Materials Handling Group, Inc., USA, and Sumitomo-Yale Company Ltd., Japan is incorporated by reference to Exhibit 10.3 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.31
First Amended and Restated Recourse and Indemnity Agreement, dated November 21, 2013, by and among General Electric Capital Corporation, NMHG Financial Services, Inc, and NACCO Materials Handling Group, Inc. is incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2014, Commission File Number 000-54799.

10.32
Second Amended and Restated Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc., dated November 21, 2013 is incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2014, Commission File Number 000-54799.

10.33
Amendment to Second Amended and Restated Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc., dated November 21, 2013 is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on December 29, 2015, Commission File Number 000-54799.

10.34
International Operating Agreement, dated April 15, 1998, between NACCO Materials Handling Group, Inc. and General Electric Capital Corp. (the “International Operating Agreement”) is incorporated by reference to Exhibit 10.7 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.35
Guaranty Agreement, dated November 21, 2013, by NACCO Materials Handling Group, Inc. to General Electric Capital Corporation is incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2014, Commission File Number 000-54799.

10.36
Amendment No. 1 to the International Operating Agreement, dated as of October 21, 1998 is incorporated by reference to Exhibit 10.8 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.37
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

10.42
Letter Agreement, dated December 15, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, dated February 18, 2005, Commission File Number 333-89248.

10.43
Letter Agreement, dated February 14, 2005, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated by reference to Exhibit 10.2 to NMHG Holding Co.’s Current Report on Form 8-K, dated February 18, 2005, Commission File Number 333-89248.

10.44
Letter Agreement, dated March 28, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated by reference to Exhibit 10.1 to NACCO’s Current Report on Form 8-K, dated April 1, 2005, Commission File Number 1-9172.

10.45
Letter Agreement, dated May 31, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated by reference to Exhibit 10.1 to NACCO’s Current Report on Form 8-K, dated June 6, 2005, Commission File Number 1-9172.

10.46
Amendment No. 5, dated September 29, 2005, to the International Operating Agreement between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, dated October 4, 2005, Commission File Number 333-89248.

10.47
Amendment No. 7, effective as of July 1, 2008, to the International Operating Agreement, dated as of April 15, 1998, by and between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation, is incorporated by reference to Exhibit 10.2 to NACCO’s Current Report on Form 8-K, dated August 1, 2008, Commission File Number 1-9172.

10.48
Amendment No. 2, effective as of July 1, 2008, to the Recourse and Indemnity Agreement, dated as of October 21, 1998, by and among NACCO Materials Handling Group, Inc., NMHG Financial Services, Inc. and General Electric Capital Corporation, is incorporated by reference to Exhibit 10.3 to NACCO’s Current Report on Form 8-K, dated August 1, 2008, Commission File Number 1-9172.

10.49
Letter Agreement executed October 15, 2008 by and between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated by reference to Exhibit 10.1 to NACCO’s Current Report on Form 8-K, dated October 20, 2008, Commission File Number 1-9172.

10.50
Guarantee Agreement, dated March 1, 2016, by Hyster-Yale Materials Handling, Inc. in favor of Wells Fargo Financial Leasing, Inc. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 1, 2016.

10.51
Guarantee Agreement, dated March 1, 2016, by Hyster-Yale Group, Inc. in favor of Wells Fargo Financial Leasing, Inc. is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated March 1, 2016.

10.52
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

10.53
Commitment Agreement for the Purchase and Sale of Real Estate and Other Covenants, dated May 23, 2013, by and between NACCO Materials Handling Group Brasil Ltda. and Synergy Empreendimentos E Participacoes Ltda. is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, Commission File Number 000-54799.

10.54
Amendment to the Commitment Agreement for the Purchase and Sale of Real Estate and Other Covenants, dated May 23, 2013, by and between NACCO Materials Handling Group Brasil Ltda. and Synergy Empreendimentos E Participacoes Ltda. is incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, Commission File Number 000-54799.

10.55
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

10.56
Construction Agreement, dated October 31, 2013, between NACCO Materials Handling Group Brasil Ltda. and Constructora Toda Do Brasil S/A is incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2014, Commission File Number 000-54799.

10.57*
Consulting Agreement, dated August 29, 2014, by and between NMHG and Michael P. Brogan is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 5, 2014, Commission File Number 000-54799.

(21) Subsidiaries. A list of the subsidiaries of the Company is attached hereto.
(23) Consents of experts and counsel.

23.1	Consent of Ernst & Young LLP.
(24) Powers of Attorney.

24.1	A copy of a power of attorney for John C. Butler Jr. is attached hereto.
24.2	A copy of a power of attorney for Carolyn Corvi is attached hereto.
24.3	A copy of a power of attorney for John P. Jumper is attached hereto.
24.4	A copy of a power of attorney for Dennis W. LaBarre is attached hereto.
24.5	A copy of a power of attorney for F. Joseph Loughrey is attached hereto.
24.6	A copy of a power of attorney for Claiborne R. Rankin is attached hereto.
24.7	A copy of a power of attorney for John M. Stropki is attached hereto.
24.8	A copy of a power of attorney for Britton T. Taplin is attached hereto.
24.9	A copy of a power of attorney for Eugene Wong is attached hereto.
(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto.
31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto.
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