Form 10-Q
period 2017-03-31
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2017-05-02
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at April 28, 2017: 12,536,592
Number of shares of Class B Common Stock outstanding at April 28, 2017: 3,917,437

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2017	DECEMBER 31 2016
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$65.3	$43.2
Accounts receivable, net	398.2	375.3
Inventories, net	358.8	352.2
Prepaid expenses and other	42.2	39.3
Total Current Assets	864.5	810.0
Property, Plant and Equipment, Net	250.8	255.1
Intangible Assets, Net	55.6	56.2
Goodwill	52.5	50.7
Deferred Income Taxes	38.7	43.9
Investment in Unconsolidated Affiliates	46.7	45.9
Other Non-current Assets	25.9	25.3
Total Assets	$1,334.7	$1,287.1
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$353.9	$242.4
Accounts payable, affiliates	15.5	16.5
Revolving credit facilities	18.7	79.0
Current maturities of long-term debt	50.4	50.0
Accrued payroll	28.4	43.7
Accrued warranty obligations	29.2	27.8
Other current liabilities	116.9	117.1
Total Current Liabilities	613.0	576.5
Long-term Debt	74.0	82.2
Self-insurance Liabilities	23.0	19.7
Pension Obligations	33.8	37.2
Deferred Income Taxes	12.4	11.4
Other Long-term Liabilities	80.2	89.7
Total Liabilities	836.4	816.7
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 12,530,925 shares outstanding (2016 - 12,466,463 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,918,310 shares outstanding (2016 - 3,924,291 shares outstanding)	0.1	0.1
Capital in excess of par value	316.5	319.6
Treasury stock	(32.5)	(36.9)
Retained earnings	373.5	360.3
Accumulated other comprehensive loss	(166.6)	(179.4)
Total Stockholders' Equity	491.1	463.8
Noncontrolling Interests	7.2	6.6
Total Equity	498.3	470.4
Total Liabilities and Equity	$1,334.7	$1,287.1

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2017	2016
	(In millions, except per share data)
Revenues	$713.1	$604.2
Cost of sales	587.0	506.3
Gross Profit	126.1	97.9
Operating Expenses
Selling, general and administrative expenses	102.7	88.2
Operating Profit	23.4	9.7
Other (income) expense
Interest expense	1.8	1.1
Income from unconsolidated affiliates	(2.1)	(1.3)
Other	(0.6)	1.0
	(0.9)	0.8
Income Before Income Taxes	24.3	8.9
Income tax provision (benefit)	6.2	(1.0)
Net Income	18.1	9.9
Net loss attributable to noncontrolling interests	—	0.1
Net Income Attributable to Stockholders	$18.1	$10.0

Basic Earnings per Share	$1.10	$0.61
Diluted Earnings per Share	$1.10	$0.61

Dividends per Share	$0.2950	$0.2850

Basic Weighted Average Shares Outstanding	16.421	16.352
Diluted Weighted Average Shares Outstanding	16.474	16.399

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED
	MARCH 31
	2017	2016
	(In millions)
Net Income	$18.1	$9.9
Other comprehensive income (loss)
Foreign currency translation adjustment	7.5	17.3
Current period cash flow hedging activity	4.5	7.7
Reclassification of hedging activities into earnings	0.1	0.5
Reclassification of pension into earnings	0.7	0.6
Comprehensive Income	$30.9	$36.0
Other comprehensive (income) loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests	—	0.1
Foreign currency translation adjustment attributable to noncontrolling interests	(0.3)	—
Comprehensive Income Attributable to Stockholders	$30.6	$36.1

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2017	2016
	(In millions)
Operating Activities
Net income	$18.1	$9.9
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	10.5	6.9
Amortization of deferred financing fees	0.3	0.3
Deferred income taxes	1.7	(1.9)
Stock-based compensation	1.3	1.9
Dividends from unconsolidated affiliates	2.8	5.1
Other non-current liabilities	(2.8)	(2.8)
Other	(1.2)	(1.3)
Working capital changes
Accounts receivable	(17.8)	(15.4)
Inventories	(2.7)	11.2
Other current assets	(4.1)	(4.7)
Accounts payable	107.2	11.7
Other current liabilities	(11.3)	(39.2)
Net cash provided by (used for) operating activities	102.0	(18.3)

Investing Activities
Expenditures for property, plant and equipment	(6.4)	(6.6)
Proceeds from the sale of assets	0.3	8.4
Other	(1.0)	—
Net cash provided by (used for) investing activities	(7.1)	1.8

Financing Activities
Additions to long-term debt	7.6	8.4
Reductions of long-term debt	(10.8)	(8.8)
Net reductions of revolving credit agreements	(65.4)	—
Cash dividends paid	(4.9)	(4.7)
Other	(0.1)	—
Net cash used for financing activities	(73.6)	(5.1)

Effect of exchange rate changes on cash	0.8	5.0

Cash and Cash Equivalents
Increase (decrease) for the period	22.1	(16.6)
Balance at the beginning of the period	43.2	155.1
Balance at the end of the period	$65.3	$138.5

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance, January 1, 2016	$0.1	$0.1	$(42.5)	$320.3	$336.7	$(90.1)	$(4.0)	$(59.8)	$460.8	$1.9	$462.7
Stock-based compensation	—	—	—	1.9	—	—	—	—	1.9	—	1.9
Stock issued under stock compensation plans	—	—	4.5	(4.5)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	10.0	—	—	—	10.0	(0.1)	9.9
Cash dividends on common stock	—	—	—	—	(4.7)	—	—	—	(4.7)	—	(4.7)
Current period other comprehensive income	—	—	—	—	—	17.3	7.7	—	25.0	—	25.0
Reclassification adjustment to net income	—	—	—	—	—	—	0.5	0.6	1.1	—	1.1
Balance, March 31, 2016	$0.1	$0.1	$(38.0)	$317.7	$342.0	$(72.8)	$4.2	$(59.2)	$494.1	$1.8	$495.9

Balance, January 1, 2017	$0.1	$0.1	$(36.9)	$319.6	$360.3	$(92.0)	$(12.2)	$(75.2)	$463.8	$6.6	$470.4
Stock-based compensation	—	—	—	1.3	—	—	—	—	1.3	—	1.3
Stock issued under stock compensation plans	—	—	4.4	(4.4)	—	—	—	—	—	—	—
Net income	—	—	—	—	18.1	—	—	—	18.1	—	18.1
Cash dividends on common stock	—	—	—	—	(4.9)	—	—	—	(4.9)	—	(4.9)
Current period other comprehensive income	—	—	—	—	—	7.5	4.5	—	12.0	—	12.0
Reclassification adjustment to net income	—	—	—	—	—	—	0.1	0.7	0.8	—	0.8
Acquisition of business	—	—	—	—	—	—	—	—	—	0.3	0.3
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	0.3	0.3
Balance, March 31, 2017	$0.1	$0.1	$(32.5)	$316.5	$373.5	$(84.5)	$(7.6)	$(74.5)	$491.1	$7.2	$498.3

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
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

The Company also operates Nuvera Fuel Cells, LLC ("Nuvera"). Nuvera is an alternative-power technology company focused on fuel-cell stacks and engines. Nuvera also supports on-site hydrogen production and dispensing systems that are designed to deliver clean energy solutions to customers.

The Company also operates Bolzoni S.p.A. ("Bolzoni"). Bolzoni is a leading worldwide producer of attachments, forks and lift tables under the Bolzoni Auramo and Meyer brand names. Bolzoni products are manufactured in Italy, China, Germany, Finland and the United States. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift-truck attachments and industrial material handling.

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2017 and the results of its operations for the three months ended March 31, 2017 and 2016 and the results of its cash flows and changes in equity for the three months ended March 31, 2017 and 2016 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying unaudited condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.

Note 2—Recently Issued Accounting Standards

The following table provides a brief description of recent accounting pronouncements adopted January 1, 2017. The adoption of these standards did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

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
January 1, 2018
The Company is currently evaluating the impact of the standard and subsequently issued clarifications. The Company's evaluation process includes, but is not limited to, identifying contracts within the scope of the guidance, reviewing and documenting the accounting for these contracts and identifying and determining the accounting for any related contract costs. The Company has identified relevant revenue streams and substantially completed the review of a sample of contracts for the lift truck business within the scope of the guidance and is currently evaluating the impact of the new standard on its financial statements, business processes and internal controls over financial reporting. The Company will begin evaluation of revenue streams and contracts at Bolzoni in the second quarter of 2017. At this time, the Company has not identified its method of adoption. In addition, the standard requires new substantial disclosures and the Company continues to evaluate these requirements.

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
ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition
The guidance clarifies the scope and accounting of a financial asset that meets the definition of an "in-substance nonfinancial asset" and defines the term, "in-substance nonfinancial asset," in addition to partial sales of nonfinancial assets.
		January 1, 2018	The Company is currently evaluating the adoption and the effect on its financial position, results of operations, cash flows and related disclosures.
ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement
The guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations.
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

Note 3—Business Segments

The Company’s reportable segments for the lift truck business include the following three management units: the Americas, EMEA and JAPIC. Americas includes operations in the United States, Canada, Mexico, Brazil, Latin America and its corporate headquarters. EMEA includes operations in Europe, the Middle East and Africa. JAPIC includes operations in the Asia and Pacific regions, including China, as well as the equity earnings of SN operations. Certain amounts are allocated to these geographic management units and are included in the segment results presented below, including product development costs, corporate headquarter's expenses and certain information technology infrastructure costs. These allocations among geographic management units are determined by senior management and not directly incurred by the geographic operations. In addition, other costs are incurred directly by these geographic management units based upon the location of the manufacturing plant or sales units, including manufacturing variances, product liability, warranty and sales discounts, which may not be associated with the geographic management unit of the ultimate end user sales location where revenues and margins are reported. Therefore, the reported results of each segment for the lift truck business cannot be considered stand-alone entities as all segments are inter-related and integrate into a single global lift truck business.

The Company reports the results of both Nuvera and Bolzoni as separate segments. Intercompany sales between Nuvera, Bolzoni and the lift truck business have been eliminated. Bolzoni was acquired on April 1, 2016 and its results of operations have been included since the acquisition date.

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED
	MARCH 31
	2017	2016
Revenues from external customers
Americas	$466.0	$417.2
EMEA	162.4	147.0
JAPIC	43.8	39.7
Lift truck business	672.2	603.9
Bolzoni	41.6	—
Nuvera	2.6	0.3
Eliminations	(3.3)	—
Total	$713.1	$604.2
Gross profit (loss)
Americas	$84.9	$72.2
EMEA	22.5	22.1
JAPIC	5.5	4.2
Lift truck business	112.9	98.5
Bolzoni	13.8	—
Nuvera	(0.6)	(0.6)
Total	$126.1	$97.9
Operating profit (loss)
Americas	$29.8	$15.4
EMEA	1.5	2.0
JAPIC	(0.7)	(1.6)
Lift truck business	30.6	15.8
Bolzoni	2.3	—
Nuvera	(9.5)	(6.1)
Total	$23.4	$9.7
Net income (loss) attributable to stockholders
Americas	$20.5	$13.1
EMEA	1.1	1.4
JAPIC	0.7	(0.8)
Lift truck business	22.3	13.7
Bolzoni	1.5	—
Nuvera	(5.7)	(3.7)
Total	$18.1	$10.0
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

A reconciliation of the consolidated federal statutory to reported income tax rate is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2017	2016
Income before income taxes	$24.3	$8.9
Statutory taxes at 35%	$8.5	$3.1
Permanent adjustments:
Non-U.S. rate differences	(2.4)	(0.8)
Other	(0.5)	0.2
	$(2.9)	$(0.6)
Discrete items	$0.6	$(3.5)
Income tax provision (benefit)	$6.2	$(1.0)
Reported income tax rate	25.5%	n.m.

During the first quarter of 2016, the Company recognized a discrete tax benefit of $4.0 million. As a result of the acquisition of Bolzoni, the Company changed its previous reinvestment assertion; and consequently, all of the earnings of its European operations were considered permanently reinvested and the previously provided deferred tax liability was no longer required.

Note 5—Reclassifications from OCI

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI		Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED
	MARCH 31
	2017	2016
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$(0.2)	$(1.6)	Cost of sales
Total before tax	(0.2)	(1.6)	Income before income taxes
Tax benefit	0.1	1.1	Income tax provision (benefit)
Net of tax	$(0.1)	$(0.5)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(1.0)	$(0.8)	(a)
Prior service credit	0.1	0.1	(a)
Total before tax	(0.9)	(0.7)	Income before income taxes
Tax benefit	0.2	0.1	Income tax provision (benefit)
Net of tax	$(0.7)	$(0.6)	Net income
Total reclassifications for the period	$(0.8)	$(1.1)
(a) These OCI components are included in the computation of net pension cost (see Note 7 for additional details).

Note 6—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At March 31, 2017, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $118.5 million. At December 31, 2016, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $184.5 million.

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

The Company periodically enters into forward foreign currency contracts that are designated as net investment hedges of the Company's net investment in its foreign subsidiaries. For derivative instruments that are designated and qualified as a hedge of a net investment in foreign currency, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. The Company utilizes the forward-rate method of assessing hedge effectiveness. Any ineffective portion of net investment hedges would be recognized in the unaudited condensed consolidated statement of operations in the same period as the change.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $596.6 million at March 31, 2017, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner, Mexican pesos and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $592.9 million at December 31, 2016, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner and Mexican pesos. The fair value of these contracts approximated a net liability of $13.9 million and $22.7 million at March 31, 2017 and December 31, 2016, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2017, $3.9 million of the amount of net deferred loss included in OCI at March 31, 2017 is expected to be reclassified as a loss into the unaudited condensed consolidated statement of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company held interest rate contracts with a total notional amount of $100.0 million at March 31, 2017. The fair value of interest rate swap agreements was a net liability of $0.1 million and $0.3 million at March 31, 2017 and December 31, 2016, respectively.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	MARCH 31 2017	DECEMBER 31 2016	Balance Sheet Location	MARCH 31 2017	DECEMBER 31 2016
Derivatives designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	$—	$—	Prepaid expenses and other	$—	$—
	Other current liabilities	3.9	3.7	Other current liabilities	12.8	14.0
Long-term	Other non-current assets	0.2	—	Other non-current assets	0.1	—
	Other long-term liabilities	0.6	—	Other long-term liabilities	5.3	10.1
Total derivatives designated as hedging instruments		$4.7	$3.7		$18.2	$24.1
Derivatives not designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$0.1	$0.3
Long-term	Other non-current assets	0.2	0.2	Other long-term liabilities	0.2	0.2
Foreign currency exchange contracts
Current	Prepaid expenses and other	—	—	Prepaid expenses and other	—	—
	Other current liabilities	0.4	1.6	Other current liabilities	0.8	3.9
Total derivatives not designated as hedging instruments		$0.6	$1.8		$1.1	$4.4
Total derivatives		$5.3	$5.5		$19.3	$28.5

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of March 31, 2017				Derivative Liabilities as of March 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$0.2	$(0.2)	$—	$—	$0.3	$(0.2)	$0.1	$0.1
Foreign currency exchange contracts	0.1	(0.1)	—	—	14.0	(0.1)	13.9	13.9
Total derivatives	$0.3	$(0.3)	$—	$—	$14.3	$(0.3)	$14.0	$14.0

	Derivative Assets as of December 31, 2016				Derivative Liabilities as of December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$0.2	$(0.2)	$—	$—	$0.5	$(0.2)	$0.3	$0.3
Foreign currency exchange contracts	—	—	—	—	22.7	—	22.7	22.7
Total derivatives	$0.2	$(0.2)	$—	$—	$23.2	$(0.2)	$23.0	$23.0

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	THREE MONTHS ENDED			THREE MONTHS ENDED			THREE MONTHS ENDED
	MARCH 31			MARCH 31			MARCH 31
Derivatives designated as hedging instruments	2017	2016		2017	2016		2017	2016
Cash Flow Hedges
Foreign currency exchange contracts	$7.0	$13.0	Cost of sales	$(0.2)	$(1.6)	Cost of sales	$—	$—
Total	$7.0	$13.0		$(0.2)	$(1.6)		$—	$—

							Amount of Gain or (Loss) Recognized in Income on Derivative
							THREE MONTHS ENDED
							MARCH 31
Derivatives Not Designated as Hedging Instruments						Location of Gain or (Loss) Recognized in Income on Derivative	2017	2016
Cash Flow Hedges
Interest rate swap agreements						Other	$0.1	$(1.5)
Foreign currency exchange contracts						Cost of sales	(0.7)	0.4
Total							$(0.6)	$(1.1)

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

The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2017	2016
U.S. Pension
Interest cost	$0.7	$0.7
Expected return on plan assets	(1.2)	(1.2)
Amortization of actuarial loss	0.4	0.4
Amortization of prior service credit	(0.1)	(0.1)
Total	$(0.2)	$(0.2)
Non-U.S. Pension
Service cost	$0.1	$—
Interest cost	1.0	1.3
Expected return on plan assets	(2.2)	(2.3)
Amortization of actuarial loss	0.6	0.4
Total	$(0.5)	$(0.6)

Note 8—Inventories

Inventories are summarized as follows:

	MARCH 31 2017	DECEMBER 31 2016
Finished goods and service parts	$177.3	$171.9
Work in process	26.5	26.1
Raw materials	191.9	191.4
Total manufactured inventories	395.7	389.4
LIFO reserve	(36.9)	(37.2)
Total inventory	$358.8	$352.2

The cost of certain manufactured inventories, including service parts, has been determined using the last-in-first-out (“LIFO”) method. At March 31, 2017 and December 31, 2016, 53% and 54%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

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

The Company also maintains a quality enhancement program under which it provides for specifically identified field product improvements in its warranty obligation. Accruals under this program are determined based on estimates of the potential number of claims and the cost of those claims based on historical and anticipated costs.

The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim.

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2017
Balance at January 1	$52.3
Current year warranty expense	10.9
Change in estimate related to pre-existing warranties	(1.5)
Payments made	(7.4)
Foreign currency effect	0.3
Balance at March 31	$54.6

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

Note 11—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at March 31, 2017 and December 31, 2016 were $144.7 million and $149.3 million, respectively. As of March 31, 2017, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at March 31, 2017 was approximately $189.5 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of March 31, 2017, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $28.0 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $6.7 million as of March 31, 2017. The $28.0 million is included in the $144.7 million of total amounts subject to recourse or repurchase obligations at March 31, 2017.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At March 31, 2017, approximately $126.7 million of the Company's total recourse or repurchase obligations of $144.7 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At March 31, 2017, loans from WF to HYGFS totaled $899.4 million. Although the Company’s contractual guarantee was $179.9 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $126.7 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $158.8 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $237.3 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at March 31, 2017:

	HYGFS	Total
Total recourse or repurchase obligations	$126.7	$144.7
Less: exposure limited for certain dealers	28.0	28.0
Plus: 7.5% of original loan balance	6.7	6.7
	105.4	123.4
Incremental obligation related to guarantee to WF	158.8	158.8
Total exposure related to guarantees	$264.2	$282.2

Note 12—Equity Investments

The Company maintains an interest in one variable interest entity, HYGFS. HYGFS is a joint venture with WF formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States and is included in the Americas segment. The Company does not have a controlling financial interest or have the power to direct the activities that most significantly affect the economic performance of HYGFS. Therefore, the Company is not the primary beneficiary and uses the equity method to account for its 20% interest in HYGFS. The Company does not consider its variable interest in HYGFS to be significant.

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

The Company's percentage share of the net income or loss from its equity investments in HYGFS and SN is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” section of the unaudited condensed consolidated statements of operations. The Company's equity investments are included on the line “Investment in Unconsolidated Affiliates” in the unaudited condensed consolidated balance sheets. At March 31, 2017 and December 31, 2016, the Company's investment in HYGFS was $12.3 million and $13.8 million, respectively. The Company's investment in SN was $33.9 million and $31.6 million at March 31, 2017 and December 31, 2016, respectively. Bolzoni's investment in unconsolidated affiliates was $0.5 million and $0.5 million at March 31, 2017 and December 31, 2016, respectively.

Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2017	2016
Revenues	$85.1	$84.2
Gross profit	$27.0	$25.3
Income from continuing operations	$6.5	$5.4
Net income	$6.5	$5.4

Note 13—Acquisitions

Subsequent to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company finalized its analysis of the fair value of contingent obligations and income taxes for the Bolzoni acquisition on April 1, 2016. As a result of this analysis, the Company recorded a decrease to deferred tax assets and a corresponding increase to goodwill of $1.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Hyster-Yale Materials Handling, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company Hyster-Yale Group, Inc. ("HYG"), is a leading, globally integrated, full-line lift truck manufacturer. The Company offers a broad array of solutions aimed at meeting the specific materials handling needs of its customers, including attachments and hydrogen fuel-cell power products, telematics, automation and fleet management services, as well as an array of other power options for its lift trucks. The Company, through HYG, designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. The materials handling business historically has been cyclical because the rate of orders for lift trucks fluctuates depending on the general level of economic activity in the various industries its customers serve. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, Italy, the Netherlands, Vietnam, Japan, the Philippines, Brazil and China.

The Company also operates Nuvera Fuel Cells, LLC ("Nuvera"). Nuvera is an alternative-power technology company focused on fuel-cell stacks and engines. Nuvera also supports on-site hydrogen production and dispensing systems that are designed to deliver clean energy solutions to customers.

The Company also operates Bolzoni S.p.A. ("Bolzoni"). Bolzoni is a leading worldwide producer of attachments, forks and lift tables under the Bolzoni Auramo and Meyer brand names. Bolzoni products are manufactured in Italy, China, Germany, Finland and the United States. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift-truck attachments and industrial material handling.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of Critical Accounting Policies and Estimates as disclosed on pages 15 through 17 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. Critical Accounting Policies and Estimates have not materially changed since December 31, 2016.

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)
	MARCH 31
	2017	2016	% Change
Lift truck unit shipments (in thousands)
Americas	14.9	13.3	12.0%
EMEA	7.0	5.9	18.6%
JAPIC	1.4	1.3	7.7%
	23.3	20.5	13.7%
Revenues
Americas	$466.0	$417.2	11.7%
EMEA	162.4	147.0	10.5%
JAPIC	43.8	39.7	10.3%
Lift truck business	672.2	603.9	11.3%
Bolzoni (1)	41.6	—	n.m.
Nuvera	2.6	0.3	n.m.
Eliminations	(3.3)	—	n.m.
	$713.1	$604.2	18.0%

	THREE MONTHS ENDED		Favorable / (Unfavorable)
	MARCH 31
	2017	2016	% Change
Gross profit (loss)
Americas	$84.9	$72.2	17.6%
EMEA	22.5	22.1	1.8%
JAPIC	5.5	4.2	31.0%
Lift truck business	112.9	98.5	14.6%
Bolzoni (1)	13.8	—	n.m.
Nuvera	(0.6)	(0.6)	n.m.
	$126.1	$97.9	28.8%
Selling, general and administrative expenses
Americas	$55.1	$56.8	3.0%
EMEA	21.0	20.1	(4.5)%
JAPIC	6.2	5.8	(6.9)%
Lift truck business	82.3	82.7	0.5%
Bolzoni (1)	11.5	—	n.m.
Nuvera	8.9	5.5	(61.8)%
	$102.7	$88.2	(16.4)%
Operating profit (loss)
Americas	$29.8	$15.4	93.5%
EMEA	1.5	2.0	(25.0)%
JAPIC	(0.7)	(1.6)	56.3%
Lift truck business	30.6	15.8	93.7%
Bolzoni (1)	2.3	—	n.m.
Nuvera	(9.5)	(6.1)	(55.7)%
	$23.4	$9.7	141.2%
Interest expense	$1.8	$1.1	(63.6)%
Other (income) expense	$(2.7)	$(0.3)	n.m.
Net income (loss) attributable to stockholders
Americas	$20.5	$13.1	56.5%
EMEA	1.1	1.4	(21.4)%
JAPIC	0.7	(0.8)	n.m.
Lift truck business	22.3	13.7	62.8%
Bolzoni (1)	1.5	—	n.m.
Nuvera	(5.7)	(3.7)	(54.1)%
	$18.1	$10.0	81.0%
Diluted earnings per share	$1.10	$0.61	80.3%
Reported income tax rate	25.5%	n.m.
(1) Bolzoni was acquired on April 1, 2016 and its results of operations have been included since the acquisition date.

Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of March 31, 2017, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED
	MARCH 31
	2017	2016
Unit backlog, beginning of period	29.6	26.9
Unit shipments	(23.3)	(20.5)
Unit bookings	23.7	23.5
Unit backlog, end of period	30.0	29.9
The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED
	MARCH 31
	2017	2016
Bookings, approximate sales value	$550	$490
Backlog, approximate sales value	$710	$670

First Quarter of 2017 Compared with First Quarter of 2016

The following table identifies the components of change in revenues for the first quarter of 2017 compared with the first quarter of 2016:

Revenues
2016	$604.2
Increase (decrease) in 2017 from:
Unit volume and product mix	59.5
Bolzoni revenues	41.6
Parts	7.0
Nuvera revenues	2.3
Other	1.7
Price	1.4
Foreign currency	(4.6)
2017	$713.1

Revenues increased 18.0% to $713.1 million in the first quarter of 2017 from $604.2 million in the first quarter of 2016. The increase was mainly due to higher unit and parts volume in the lift truck business during the first quarter of 2017 compared with the first quarter of 2016 and Bolzoni revenues of $41.6 million during the first quarter of 2017. In the first quarter of 2017, Nuvera shipped 29 fuel cell system units but revenue on these units will be recognized in a later period.

Revenues in the Americas increased in the first quarter of 2017 compared with the first quarter of 2016 primarily as a result of increased unit shipments. Unit shipments increased primarily from shipments of the Company's new Class 5 internal combustion engine standard truck and increased shipments of higher-capacity, 3.5 to 8 ton, Class 5 trucks, as well as Class 1 and Class 2 trucks, partly offset by fewer shipments of Class 5 Big Trucks. An increase in parts sales and favorable foreign currency movements also contributed to the revenue increase in the Americas.

EMEA's revenues increased in the first quarter of 2017 compared with the first quarter of 2016 mainly as a result of increased unit shipments, partially offset by unfavorable currency movements of $6.8 million from the translation of sales into U.S. dollars. The increase in unit shipments in EMEA primarily related to shipments of the new Class 5 internal combustion engine standard truck and an increase in shipments of Class 1 electric-rider trucks, partially offset by fewer shipments of Class 5 Big Trucks.

Revenues in JAPIC increased in the first quarter of 2017 compared with the first quarter of 2016, mainly as a result of an increase in unit shipments, primarily in Class 5 internal combustion engine trucks, including Big Trucks, and higher-priced Class 2 electric trucks.

The following table identifies the components of change in operating profit for the first quarter of 2017 compared with the first quarter of 2016:

Operating Profit
2016	$9.7
Increase (decrease) in 2017 from:
Lift truck gross profit	14.4
Bolzoni operations	2.3
Lift truck selling, general and administrative expenses	0.4
Nuvera operations	(3.4)
2017	$23.4

The Company recognized operating profit of $23.4 million in the first quarter of 2017 compared with $9.7 million in the first quarter of 2016. The increase in operating profit was primarily due to higher lift truck gross profit and the inclusion of Bolzoni's operating profit in the first quarter of 2017, partially offset by the increase in Nuvera's operating loss.

Operating profit in the Americas increased in the first quarter of 2017 compared with the first quarter of 2016 primarily as a result of improved gross profit mainly due to higher unit shipments and related production efficiencies, favorable foreign currency movements of $3.8 million and improved pricing. The increase in gross profit was partially offset by modest increases in material costs.

Operating profit in EMEA declined in the first quarter of 2017 compared with the first quarter of 2016 as an increase in operating expenses, primarily due to higher marketing costs, more than offset modestly improved gross profit. Benefits realized in gross profit from higher shipments and related production efficiencies were almost fully offset by unfavorable currency movements of $3.1 million.

The operating loss in JAPIC decreased in the first quarter of 2017 compared with the first quarter of 2016. The improvement was primarily the result of higher gross profit attributable to favorable currency movements of $0.6 million, increased unit sales volumes of higher-margin lift trucks and improved pricing, partly offset by higher material costs.

Nuvera's operating loss increased in the first quarter of 2017 compared with the first quarter of 2016 primarily due to an increase of $1.7 million in development and production start-up expenses as Nuvera began transitioning from product development to production and sales of its fuel-cell system. In addition, Nuvera had increased marketing and employee-related costs as it continues to transition from product development to commercialization.

The Company recognized net income attributable to stockholders of $18.1 million in the first quarter of 2017 compared with $10.0 million in the first quarter of 2016. The increase was primarily the result of the increase in operating profit, partially offset by the absence of a tax benefit of $4.0 million recognized in the first quarter of 2016 associated with the acquisition of Bolzoni. See Note 4 to the unaudited condensed consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2017	2016	Change
Operating activities:
Net income	$18.1	$9.9	$8.2
Depreciation and amortization	10.5	6.9	3.6
Other	2.1	1.3	0.8
Working capital changes	71.3	(36.4)	107.7
Net cash provided by (used for) operating activities	102.0	(18.3)	120.3

	2017	2016	Change
Investing activities:
Expenditures for property, plant and equipment	(6.4)	(6.6)	0.2
Proceeds from the sale of assets	0.3	8.4	(8.1)
Other	(1.0)	—	(1.0)
Net cash provided by (used for) investing activities	(7.1)	1.8	(8.9)

Cash flow before financing activities	$94.9	$(16.5)	$111.4

Net cash provided by (used for) operating activities increased $120.3 million in the first three months of 2017 compared with the first three months of 2016 primarily as a result of the change in working capital items and the increase in net income. The change in working capital was mainly due to accounts payable in the Americas returning to normalized levels as of March 31, 2017 following an unplanned systems-related acceleration of supplier payments in December 2016 and lower payments of amounts accrued in the first three months of 2017 compared with the first three months of 2016.

The change in net cash provided by (used for) investing activities during the first three months of 2017 compared with the first three months of 2016 is mainly the result of lower proceeds from the sale of assets related to improvements made to manufacturing facilities in the Americas, of which $8.3 million were financed in 2016 through sales-leaseback transactions.

	2017	2016	Change
Financing activities:
Net reductions of long-term debt and revolving credit agreements	$(68.6)	$(0.4)	$(68.2)
Cash dividends paid	(4.9)	(4.7)	(0.2)
Other	(0.1)	—	(0.1)
Net cash used for financing activities	$(73.6)	$(5.1)	$(68.5)

The increase in net cash used for financing activities during the first three months of 2017 compared with the first three months of 2016 was primarily due to repayments of borrowings under the Facility (as defined below) outstanding as of December 31, 2016 during the first quarter of 2017, primarily due to the unplanned systems-related acceleration of supplier payments in December 2016.

Financing Activities

The Company has a $240.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in April 2021. There were $46.2 million of borrowings outstanding under the Facility at March 31, 2017. The excess availability under the Facility at March 31, 2017 was $187.9 million, which reflects reductions of $5.9 million for letters of credit and other restrictions. The Facility consists of a U.S. revolving credit facility of $140.0 million and a non-U.S. revolving credit facility of $100.0 million. The Facility can be increased up to $340.0 million over the term of the agreement in minimum increments of $10.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Facility was $540 million as of March 31, 2017.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective March 31, 2017, for U.S. base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margin, effective March 31, 2017, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable LIBOR interest rates under the Facility on March 31, 2017 were 2.50% and 1.50%, respectively, for the U.S. and non-U.S. facility including the applicable floating rate margin. The interest rate under the Facility on March 31, 2017 was 2.68% including the applicable floating rate margin. The Facility also requires the payment of a fee of 0.350% per annum on the unused commitment as of March 31, 2017.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as defined in the Facility, and limits the payment of dividends. If the minimum availability threshold, as defined in the Facility, is greater than fifteen percent and less than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the

Facility. If the minimum availability threshold, as defined in the Facility, is greater than twenty percent for both total and U.S. revolving credit facilities, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the U.S. revolver commitments, as defined in the Facility. At March 31, 2017, the Company was in compliance with the covenants in the Facility.

The Company had other debt outstanding, excluding capital leases, of approximately $72.3 million at March 31, 2017, which includes the outstanding debt of Bolzoni. In addition to the excess availability under the Facility, the Company had remaining availability of $48.2 million related to other non-U.S. revolving credit agreements.

The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in April 2021.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2016, there have been no significant changes in the total amount of the Company's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on pages 26 and 27 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Three Months Ended March 31, 2017	Planned for Remainder of 2017	Planned 2017 Total	Actual 2016
Lift truck business	$4.9	$35.4	$40.3	$36.5
Bolzoni	1.0	4.0	5.0	4.0
Nuvera	0.5	3.6	4.1	2.2
	$6.4	$43.0	$49.4	$42.7

Planned expenditures for the remainder of 2017 are primarily for product development, improvements at manufacturing locations, manufacturing equipment and improvements to information technology infrastructure. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	MARCH 31 2017	DECEMBER 31 2016	Change
Cash and cash equivalents	$65.3	$43.2	$22.1
Other net tangible assets	468.0	531.5	(63.5)
Intangible assets	55.6	56.2	(0.6)
Goodwill	52.5	50.7	1.8
Net assets	641.4	681.6	(40.2)
Total debt	(143.1)	(211.2)	68.1
Total equity	$498.3	$470.4	$27.9
Debt to total capitalization	22%	31%	(9)%

OUTLOOK

Americas Outlook

The Company expects the Americas market in 2017 to be comparable to the strong market experienced in 2016. As a result of these market conditions, as well as anticipated market share increases, unit shipments, revenues and parts sales are expected to increase over the remainder of 2017 compared with the same period in 2016 due to an increase in sales of higher-priced Class 1, 2 and 3 electric trucks and Class 5 internal combustion engine trucks. Revenues are expected to increase in each of the remaining 2017 quarters over the prior year comparable quarter, with a much smaller improvement expected in the second quarter.

Operating profit in the Americas segment is also expected to increase over the remainder of 2017 compared with 2016. This improvement is largely due to an expected increase in sales volumes of higher-margin units and the new Class 5 internal combustion engine standard truck, as well as an expected increase in product pricing, higher parts volume and favorable currency movements, partially offset by material cost inflation and higher operating expenses.

EMEA Outlook

The strong U.S. dollar is expected to continue to have an unfavorable, but moderating, impact on the EMEA results in 2017.

In 2017, moderate overall growth in the EMEA market is expected to be driven by strength in the Eastern and Western Europe and Middle East and Africa markets. Units and parts revenues are expected to increase over the remainder of 2017 due to the expected stronger overall market conditions and anticipated market share gains, driven by sales of higher-priced electric trucks and Class 5 internal combustion engine trucks. Greater revenue growth is anticipated in the 2017 second quarter compared with the prior year, with an anticipated moderation in growth during the second half of the year compared with the strong second half of 2016.

Operating profit in the EMEA segment is expected to decrease over the remainder of 2017 compared with the same period in 2016 as the anticipated favorable impact of improvements in unit and parts revenues and improved pricing is expected to be more than offset by higher operating expenses and material cost inflation. During the remaining 2017 quarters, the operating profit decreases are expected to be substantially larger than in the first quarter.

JAPIC Outlook

Despite a large increase in the China market in the first quarter of 2017, the overall JAPIC market for full-year 2017 is expected to be comparable to 2016, with moderate improvements in all but the Japan and Pacific markets. As a result of the continued implementation of the Company's strategic initiatives, revenues and operating results are expected to improve during the remainder of 2017, particularly in the second half, compared with the same period in 2016, driven by increased unit and parts volumes and improved pricing.

Overall Lift Truck Outlook

The Company remains focused on gaining market share in its lift truck business through the continued implementation of its key strategic initiatives of understanding customer needs, providing the lowest cost of ownership over the life-cycle of the truck, enhancing its independent distribution, increasing its warehouse market position, increasing the Company's success in the Asia markets, increasing its Big Truck market position, strengthening its sales and marketing organization, and leveraging its solutions and technology drivers.

To meet customer needs, the Company is developing new products in many segments that are expected to support its market share growth. Shipments began on the new standard 2.0-3.0 ton Class 5 internal combustion engine lift truck and the Company's new European 1-1.6 ton pedestrian pallet stacker late in the fourth quarter of 2016. In April 2017, the Company launched its new economy ReachStacker Big Truck dedicated to high-volume, container-handling applications in defined markets. As these new products gain traction and other new products in the pipeline are introduced, these new products are expected to help increase market share, improve revenues and enhance operating margins in 2017 and in the long term.

In 2017, the global lift truck market is expected to grow modestly compared with 2016. Sales volumes and unit and parts revenues in the Lift Truck business are expected to increase during the remainder of 2017 compared with the same period in 2016. The full-year increase is expected to be more than the anticipated market growth rate due to anticipated market share gains resulting from the Company's new products and the continued implementation of its other share gain initiatives.

However, as a result of the strong first quarter, revenue growth in the second quarter is expected to be more modest, with growth expected to increase again in the second half of the year.

Operating profit is expected to increase in 2017 over 2016 as a result of enhanced margins through pricing, net of material cost increases, while maintaining headcount near current levels. However, a more modest operating profit improvement is anticipated in the second half of 2017 compared with 2016, primarily as a result of the substantial operating profit increase in the first quarter of 2017 combined with an anticipated softer third quarter. Overall, full-year 2017 net income is expected to increase moderately over 2016 as anticipated benefits from the improvement in operating profit are expected to be partially offset by a higher income tax rate and the absence of tax benefits recognized in 2016.

Commodity costs declined throughout 2016, but are expected to increase in 2017 from the low 2016 levels. Commodities, particularly steel, remain volatile and sensitive to changes in the global economy and the Company will continue to monitor these closely.

Bolzoni Outlook

The majority of Bolzoni's revenues are generated in the EMEA market, primarily Eastern and Western Europe, and, to a lesser degree, in the North America market. As a result of anticipated growth in the EMEA markets, recent major customer commitments and the implementation of sales enhancement programs, Bolzoni's full-year 2017 revenues are expected to increase modestly over its revenues for the twelve months ended March 31, 2017.

In addition to the anticipated increase in revenues and the expected operating leverage resulting from the sales growth, the implementation of several, key strategic programs are expected to generate substantial growth in Bolzoni's operating profit and net income in 2017 compared with operating profit and net income for the twelve months ended March 31, 2017. In addition, the absence of one-time purchase accounting adjustments recognized in 2016 will contribute to the improvement in results. However, acquisition-related amortization costs are ongoing and expected to be approximately $1.5 million each quarter based on currency conversion rates.

Nuvera Outlook

Considerable progress was made at Nuvera in 2016. Given the progress made, the Company concluded in early 2017 that fully integrating Nuvera and the Lift Truck business was appropriate, with each focusing on its respective strengths through a new organizational alignment designed to enhance the overall strategic positioning and operational effectiveness of the Company's fuel-cell business.

Going forward, Nuvera will focus its efforts on leadership and excellence in the technology, manufacturing, sale and service support of fuel-cell stacks and engines. Nuvera will become a supplier of fuel-cell stacks and engines, providing service support to the Lift Truck business in the same manner as an internal combustion engine (ICE) supplier. Nuvera expects to develop a full range of fuel-cell engines for lift trucks and consider joint ventures or other structures for non-lift truck applications. Nuvera will also continue to be responsible for its hydrogen-generation appliances and its electro-chemical compressor programs.

The Lift Truck business will have full design and manufacturing responsibility for integrating fuel-cell engines into lift trucks, either in fully integrated solutions or battery box replacement solutions, in a similar manner to the integration of ICE engines and electric motors into Hyster® and Yale® lift trucks. The Lift Truck business will also have responsibility for sales and service of lift trucks powered by fuel cells, just as it does with other lift truck power solutions. Finally, the Lift Truck business will have a specialized sales support group for fuel cell powered trucks similar to other specialized groups supporting telematics, automation, warehouse and Big Trucks.

The integration of Nuvera and the Lift Truck business is currently being implemented. New, integrated and battery box replacement product development packaging solutions are now the responsibility of the Lift Truck business. Nuvera’s product development team is now focused on developing a full range of new generation, two-stack and engine solutions for lift trucks. Nuvera will have strengthened in-depth expertise in all specialized technical areas required. Sales responsibility for fuel cell powered lift trucks is currently being moved to the Lift Truck business' sales units around the world, with Nuvera sales efforts focused on being an outstanding supplier of fuel-cell engines. Basic service responsibility is also in the process of moving from Nuvera to the Lift Truck business, initially to the existing fleet management group. Over time, day-to-day service will be provided by the over 4,700 dealer field service representatives in North America. The Lift Truck business will also provide sales support activities, including financing solutions, for fuel cell powered lift trucks.

The Lift Truck business expects to integrate fuel-cell manufacturing, whether for fully integrated, fuel-cell solutions or battery box replacement solutions, into its existing manufacturing plants, initially in North America and eventually to its other plants over the long term. Nuvera expects to manufacture fuel-cell engines and phase out of battery box replacement production during 2018. Nuvera will have additional support for its fuel-cell engine business from the Lift Truck business' supply chain and quality enhancement units. Until Nuvera’s target cost structure for its fuel-cell engines is in place through supply chain and manufacturing efficiencies, inventory costs are expected to result in continued inventory adjustments to reflect current selling prices, but at a decreasing rate. Nuvera’s losses are expected to progressively decrease over 2017 and 2018. The net impact of added operational expenses on the Lift Truck business is expected to be modest as existing resources are re-deployed to focus on the sale, development and manufacture of battery box replacements and integrated solutions.

This organizational alignment of Nuvera and the Lift Truck business, based on their respective strengths, is designed to enhance the Company's strategic fuel-cell position, particularly against competitors who lack a lift truck platform, and strengthen the fuel-cell business profitability position more effectively and more quickly. Nuvera is focused on lowering the costs of manufacturing the fuel-cell engines and enhancing their reliability increasingly over future quarters, with the objective of reaching quarterly break-even during 2018 by achieving target costs and target fuel-cell engine volumes. The Lift Truck business expects to reach the sales levels of fuel cell-powered lift trucks in 2018 that will position Nuvera to achieve its volume objective.

Customers are increasingly seeing the benefit of fuel-cell power. The Company believes that demand for Nuvera solutions will increase significantly in 2017/2018 and beyond. The Company also believes that the commercialization of Nuvera fuel cell-related technologies will reinforce the Company’s core strategies and help drive further lift truck unit market share growth, as well as meet core customer needs. It also provides the Lift Truck business with the ability to expand its power solutions offerings to provide best-in-class energy solutions to its customers by integrating fuel cells with lift trucks in ways that are expected to optimize the performance and energy efficiency of the total lift truck system.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, (2) the ability of dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (3) the political and economic uncertainties in the countries where the Company does business, (4) customer acceptance of pricing, (5) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (6) exchange rate fluctuations, changes in import tariffs and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (7) delays in manufacturing and delivery schedules, (8) bankruptcy of or loss of major dealers, retail customers or suppliers, (9) customer acceptance of, changes in the costs of, or delays in the development of new products, (10) introduction of new products by, or more favorable product pricing offered by, competitors, (11) product liability or other litigation, warranty claims or returns of products, (12) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (13) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (14) the successful commercialization of Nuvera's technology and (15) unfavorable effects of the United Kingdom's exit from the European Union on global operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 32, 33 and F-24 through F-27 of the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the Company's derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2016.

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

Changes in internal control over financial reporting: During the first quarter of 2017, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A     Risk Factors
There have been no material changes from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 in the Section entitled "Risk Factors."

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
Not applicable

Item 5    Other Information
None

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 29 of this Quarterly Report on Form 10-Q for the period ended March 31, 2017.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.

Date:	May 2, 2017	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1
Seventh Amendment to Stockholders' Agreement, dated as of February 6, 2017, by and among the Depository, Hyster-Yale Materials Handling, Inc., the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale Materials Handling, Inc. and the Participating Stockholders is attached hereto.

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