Form 10-Q
period 2017-06-30
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2017-08-01
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
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

Number of shares of Class A Common Stock outstanding at July 28, 2017: 12,544,343
Number of shares of Class B Common Stock outstanding at July 28, 2017: 3,913,971

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2017	DECEMBER 31 2016
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$239.9	$43.2
Accounts receivable, net	386.8	375.3
Inventories, net	382.5	352.2
Prepaid expenses and other	41.0	39.3
Total Current Assets	1,050.2	810.0
Property, Plant and Equipment, Net	253.7	255.1
Intangible Assets, Net	57.4	56.2
Goodwill	55.7	50.7
Deferred Income Taxes	38.0	43.9
Investment in Unconsolidated Affiliates	55.3	45.9
Other Non-current Assets	27.3	25.3
Total Assets	$1,537.6	$1,287.1
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$355.2	$242.4
Accounts payable, affiliates	19.7	16.5
Revolving credit facilities	3.9	79.0
Current maturities of long-term debt	66.1	50.0
Accrued payroll	36.6	43.7
Accrued warranty obligations	27.4	27.8
Other current liabilities	119.5	117.1
Total Current Liabilities	628.4	576.5
Long-term Debt	230.4	82.2
Self-insurance Liabilities	19.3	19.7
Pension Obligations	33.5	37.2
Deferred Income Taxes	12.6	11.4
Other Long-term Liabilities	83.2	89.7
Total Liabilities	1,007.4	816.7
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 12,537,912 shares outstanding (2016 - 12,466,463 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,916,117 shares outstanding (2016 - 3,924,291 shares outstanding)	0.1	0.1
Capital in excess of par value	318.6	319.6
Treasury stock	(32.2)	(36.9)
Retained earnings	384.9	360.3
Accumulated other comprehensive loss	(148.4)	(179.4)
Total Stockholders' Equity	523.1	463.8
Noncontrolling Interests	7.1	6.6
Total Equity	530.2	470.4
Total Liabilities and Equity	$1,537.6	$1,287.1

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2017	2016	2017	2016
	(In millions, except per share data)
Revenues	$685.5	$645.6	$1,398.6	$1,249.8
Cost of sales	563.8	531.6	1,150.8	1,037.9
Gross Profit	121.7	114.0	247.8	211.9
Operating Expenses
Selling, general and administrative expenses	103.4	102.6	206.1	190.8
Operating Profit	18.3	11.4	41.7	21.1
Other (income) expense
Interest expense	2.6	2.0	4.4	3.1
Income from unconsolidated affiliates	(1.9)	(1.7)	(4.0)	(3.0)
Other	(0.7)	(0.7)	(1.3)	0.3
	—	(0.4)	(0.9)	0.4
Income Before Income Taxes	18.3	11.8	42.6	20.7
Income tax provision	1.9	3.5	8.1	2.5
Net Income	16.4	8.3	34.5	18.2
Net loss attributable to noncontrolling interests	—	—	—	0.1
Net Income Attributable to Stockholders	$16.4	$8.3	$34.5	$18.3

Basic Earnings per Share	$1.00	$0.51	$2.10	$1.12
Diluted Earnings per Share	$0.99	$0.51	$2.09	$1.12

Dividends per Share	$0.3025	$0.2950	$0.5975	$0.5800

Basic Weighted Average Shares Outstanding	16.453	16.381	16.435	16.365
Diluted Weighted Average Shares Outstanding	16.503	16.420	16.490	16.410

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2017	2016	2017	2016
	(In millions)
Net Income	$16.4	$8.3	$34.5	$18.2
Other comprehensive income (loss)
Foreign currency translation adjustment	13.0	(2.7)	20.5	14.6
Unrealized gain on available for sale securities	1.4	—	1.4	—
Current period cash flow hedging activity	2.5	(2.2)	7.0	5.5
Reclassification of hedging activities into earnings	0.6	(0.7)	0.7	(0.2)
Reclassification of pension into earnings	0.7	0.4	1.4	1.0
Comprehensive Income	$34.6	$3.1	$65.5	$39.1
Other comprehensive (income) loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests	—	—	—	0.1
Foreign currency translation adjustment attributable to noncontrolling interests	(0.1)	1.0	(0.4)	1.0
Comprehensive Income Attributable to Stockholders	$34.5	$4.1	$65.1	$40.2

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2017	2016
	(In millions)
Operating Activities
Net income	$34.5	$18.2
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	21.3	17.1
Amortization of deferred financing fees	0.6	0.5
Deferred income taxes	(1.1)	1.1
Stock-based compensation	3.7	2.7
Dividends from unconsolidated affiliates	2.8	5.1
Other non-current liabilities	(4.5)	(2.2)
Other	1.3	(11.5)
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	1.7	(11.3)
Inventories	(19.1)	(5.4)
Other current assets	0.9	(9.2)
Accounts payable	103.9	9.0
Other current liabilities	(5.7)	(37.0)
Net cash provided by (used for) operating activities	140.3	(22.9)

Investing Activities
Expenditures for property, plant and equipment	(16.9)	(17.2)
Proceeds from the sale of assets	0.8	8.7
Investments in equity securities	(5.6)	—
Business acquisitions, net of cash acquired	(1.0)	(107.7)
Net cash used for investing activities	(22.7)	(116.2)

Financing Activities
Additions to long-term debt	236.3	19.2
Reductions of long-term debt	(31.7)	(20.2)
Net change to revolving credit agreements	(113.4)	43.3
Cash dividends paid	(9.9)	(9.5)
Cash dividends paid to noncontrolling interest	(0.2)	(0.2)
Financing fees paid	(5.0)	(1.6)
Other	(0.1)	—
Net cash provided by financing activities	76.0	31.0

Effect of exchange rate changes on cash	3.1	4.5

Cash and Cash Equivalents
Increase (decrease) for the period	196.7	(103.6)
Balance at the beginning of the period	43.2	155.1
Balance at the end of the period	$239.9	$51.5

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain on AFS Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance, January 1, 2016	$0.1	$0.1	$(42.5)	$320.3	$336.7	$(90.1)	$—	$(4.0)	$(59.8)	$460.8	$1.9	$462.7
Stock-based compensation	—	—	—	2.7	—	—	—	—	—	2.7	—	2.7
Stock issued under stock compensation plans	—	—	4.9	(4.9)	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	18.3	—	—	—	—	18.3	(0.1)	18.2
Cash dividends on common stock	—	—	—	—	(9.5)	—	—	—	—	(9.5)	—	(9.5)
Current period other comprehensive income	—	—	—	—	—	14.6	—	5.5	—	20.1	—	20.1
Reclassification adjustment to net income	—	—	—	—	—	—	—	(0.2)	1.0	0.8	—	0.8
Acquisition of Bolzoni	—	—	—	—	—	—	—	—	—	—	69.8	69.8
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(62.2)	(62.2)
Cash dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Balance, June 30, 2016	$0.1	$0.1	$(37.6)	$318.1	$345.5	$(75.5)	$—	$1.3	$(58.8)	$493.2	$8.2	$501.4

Balance, January 1, 2017	$0.1	$0.1	$(36.9)	$319.6	$360.3	$(92.0)	$—	$(12.2)	$(75.2)	$463.8	$6.6	$470.4
Stock-based compensation	—	—	—	3.7	—	—	—	—	—	3.7	—	3.7
Stock issued under stock compensation plans	—	—	4.7	(4.7)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	34.5	—	—	—	—	34.5	—	34.5
Cash dividends on common stock	—	—	—	—	(9.9)	—	—	—	—	(9.9)	—	(9.9)
Current period other comprehensive income	—	—	—	—	—	20.5	1.4	7.0	—	28.9	—	28.9
Reclassification adjustment to net income	—	—	—	—	—	—	—	0.7	1.4	2.1	—	2.1
Acquisition of business	—	—	—	—	—	—	—	—	—	—	0.3	0.3
Cash dividends paid to noncontrolling interest	—	—	—	—	—	—		—	—	—	(0.2)	(0.2)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.4	0.4
Balance, June 30, 2017	$0.1	$0.1	$(32.2)	$318.6	$384.9	$(71.5)	$1.4	$(4.5)	$(73.8)	$523.1	$7.1	$530.2

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2017 and the results of its operations for the three and six months ended June 30, 2017 and 2016 and the results of its cash flows and changes in equity for the six months ended June 30, 2017 and 2016 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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
January 1, 2018
The Company's evaluation process of the new standard includes, but is not limited to, identifying contracts within the scope of the guidance, reviewing and documenting the accounting for these contracts and identifying and determining the accounting for any related contract costs. The Company has identified relevant revenue streams and substantially completed the review of a sample of contracts for the lift truck business within the scope of the guidance. The Company's evaluation of revenue streams and contracts at Bolzoni will continue in the third quarter of 2017. The Company plans to adopt the standard for the first quarter of 2018 using the modified retrospective approach and will record a cumulative adjustment to equity for open contracts as of January 1, 2018. The Company is continuing to evaluate the impact of the standard on its financial statements, business processes and internal controls over financial reporting. At this time, an estimate of the impact to the consolidated financial statements cannot be made. In addition, the standard requires new substantial disclosures and the Company continues to evaluate these requirements.

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
January 1, 2018
The Company is currently evaluating the adoption and the effect on its financial position, results of operations, cash flows and related disclosures. The Company anticipates the adoption will increase the volatility of other (income) expense as a result of applying the guidance for available-for-sale equity securities.

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
January 1, 2019
The Company is currently evaluating the alternative methods of adoption and the effect on its financial position, results of operations, cash flows and related disclosures. The Company anticipates the adoption will materially affect the consolidated balance sheets and will require changes to the Company's systems and processes.

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

The Company reports the results of both Bolzoni and Nuvera as separate segments. Intercompany sales between Nuvera, Bolzoni and the lift truck business have been eliminated. Bolzoni was acquired on April 1, 2016 and its results of operations have been included since the acquisition date.

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2017	2016	2017	2016
Revenues from external customers
Americas	$432.9	$414.9	$898.9	$832.1
EMEA	172.6	155.6	335.0	302.6
JAPIC	42.2	39.1	86.0	78.8
Lift truck business	647.7	609.6	1,319.9	1,213.5
Bolzoni	41.9	38.9	83.5	38.9
Nuvera	0.4	0.2	3.0	0.5
Eliminations	(4.5)	(3.1)	(7.8)	(3.1)
Total	$685.5	$645.6	$1,398.6	$1,249.8
Gross profit (loss)
Americas	$82.7	$72.8	$167.6	$145.0
EMEA	23.6	24.3	46.1	46.4
JAPIC	4.2	4.5	9.7	8.7
Lift truck business	110.5	101.6	223.4	200.1
Bolzoni	12.4	12.8	26.2	12.8
Nuvera	(0.9)	(0.4)	(1.5)	(1.0)
Eliminations	(0.3)	—	(0.3)	—
Total	$121.7	$114.0	$247.8	$211.9
Operating profit (loss)
Americas	$27.9	$16.3	$57.7	$31.7
EMEA	2.9	3.6	4.4	5.6
JAPIC	(2.2)	(0.9)	(2.9)	(2.5)
Lift truck business	28.6	19.0	59.2	34.8
Bolzoni	0.5	0.7	2.8	0.7
Nuvera	(10.5)	(8.3)	(20.0)	(14.4)
Eliminations	(0.3)	—	(0.3)	—
Total	$18.3	$11.4	$41.7	$21.1

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2017	2016	2017	2016
Net income (loss) attributable to stockholders
Americas	$23.8	$9.9	$44.3	$23.0
EMEA	2.2	3.1	3.3	4.5
JAPIC	(2.2)	0.1	(1.5)	(0.7)
Lift truck business	23.8	13.1	46.1	26.8
Bolzoni	(0.1)	0.1	1.4	0.1
Nuvera	(6.3)	(4.9)	(12.0)	(8.6)
Eliminations	(1.0)	—	(1.0)	—
Total	$16.4	$8.3	$34.5	$18.3

Note 4—Income Taxes

The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter's year-to-date pre-tax income or loss. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company's annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the
Company's ability to use tax credits and net operating loss carryforwards and capital loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates and certain circumstances with respect to valuation allowances or the tax effect of other unusual or non-recurring transactions or adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated effective annual income tax rate. Additionally, the Company's interim effective income tax rate is computed and applied without regard to pre-tax losses where such losses are not expected to generate a current-year tax benefit, as reflected in the interim adjustment line in the table below.

A reconciliation of the consolidated federal statutory to reported income tax rate is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2017	2016	2017	2016
Income before income taxes	$18.3	$11.8	$42.6	$20.7
Statutory taxes at 35%	$6.4	$4.1	$14.9	$7.2
Interim adjustment	0.3	—	0.3	—
Permanent adjustments:
Non-U.S. rate differences	(2.4)	(1.9)	(4.8)	(2.7)
Other	—	(0.5)	(0.5)	(0.3)
	$(2.4)	$(2.4)	$(5.3)	$(3.0)
Discrete items	$(2.4)	$1.8	$(1.8)	$(1.7)
Income tax provision	$1.9	$3.5	$8.1	$2.5
Reported income tax rate	10.4%	29.7%	19.0%	12.1%

During the second quarter of 2017, the Company recognized a net discrete tax benefit of $4.4 million from an internal sale of a subsidiary between consolidated companies resulting in the repatriation of non-U.S. accumulated earnings taxed at higher rates, partially offset by a $1.6 million valuation allowance provided against deferred tax assets in China where the Company has determined that such deferred tax assets no longer meet the more likely than not standard for realization.

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

Note 5—Reclassifications from OCI

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI				Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2017	2016	2017	2016
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$(1.3)	$0.7	$(1.5)	$(0.9)	Cost of sales
Total before tax	(1.3)	0.7	(1.5)	(0.9)	Income before income taxes
Tax benefit	0.7	—	0.8	1.1	Income tax provision (benefit)
Net of tax	$(0.6)	$0.7	$(0.7)	$0.2	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(1.2)	$(0.8)	$(2.2)	$(1.6)	(a)
Prior service credit	0.1	0.1	0.2	0.2	(a)
Total before tax	(1.1)	(0.7)	(2.0)	(1.4)	Income before income taxes
Tax benefit	0.4	0.3	0.6	0.4	Income tax provision (benefit)
Net of tax	$(0.7)	$(0.4)	$(1.4)	$(1.0)	Net income
Total reclassifications for the period	$(1.3)	$0.3	$(2.1)	$(0.8)
(a) These OCI components are included in the computation of net pension cost (see Note 7 for additional details).

Note 6—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At June 30, 2017, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $277.2 million. At December 31, 2016, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $184.5 million.

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

During 2017, the Company entered into cross-currency swaps which hedge the variability of expected future cash flows that are attributable to foreign currency risk of certain intercompany loans. These agreements include initial and final exchanges of principal and associated interest payments from fixed euro denominated to fixed U.S.-denominated amounts. Changes in the fair value of cross-currency swaps that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the unaudited condensed consolidated statements of operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in other (income) expense and interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and is also generally recognized in other (income) expense.

The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company's interest rate swap agreements and its variable rate financings are predominately based upon the one or three-month LIBOR. Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the unaudited condensed consolidated statements of operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and included on the line "Other" in the "Other (income) expense" section of the unaudited condensed consolidated statements of operations.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $768.5 million at June 30, 2017, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner and Mexican pesos. The Company held forward foreign currency exchange contracts with total notional amounts of $592.9 million at December 31, 2016, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner and Mexican pesos. The fair value of these contracts approximated a net liability of $5.9 million and $22.7 million at June 30, 2017 and December 31, 2016, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2017, $3.5 million of the amount of net deferred loss included in OCI at June 30, 2017 is expected to be reclassified as a loss into the unaudited condensed consolidated statement of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on the Term Loan (as defined below) borrowings and one and three-month LIBOR borrowings. The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at June 30, 2017 and December 31, 2016:

Notional Amount		Average Fixed Rate
June 30	December 31	June 30	December 31
2017	2016	2017	2016	Term at June 30, 2017
$100.0	$100.0	1.47%	1.47%	Extending to December 2018
56.5	—	1.94%	—	November 2017 to November 2022
83.5	—	2.20%	—	December 2018 to May 2023

The Company does not apply hedge accounting to the interest rate derivatives which expire December 2018. The fair value of all interest rate swap agreements was a net liability of $0.5 million and $0.3 million at June 30, 2017 and December 31, 2016, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2017, $0.1 million of the amount included in OCI is expected to be reclassified as expense in the unaudited condensed consolidated statement of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	JUNE 30 2017	DECEMBER 31 2016	Balance Sheet Location	JUNE 30 2017	DECEMBER 31 2016
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$0.2	$—
Long-term	Other long-term liabilities	0.2	—	Other long-term liabilities	0.4	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	$1.3	$—	Prepaid expenses and other	$0.9	$—
	Other current liabilities	3.3	3.7	Other current liabilities	7.4	14.0
Long-term	Other non-current assets	3.1	—	Other non-current assets	0.9	—
	Other long-term liabilities	0.1	—	Other long-term liabilities	3.0	10.1
Total derivatives designated as hedging instruments		$8.0	$3.7		$12.8	$24.1
Derivatives not designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$—	$0.3
Long-term	Other non-current assets	—	0.2	Other non-current assets	—	—
	Other long-term liabilities	0.1	—	Other long-term liabilities	0.2	0.2
Foreign currency exchange contracts
Current	Prepaid expenses and other	—	—	Prepaid expenses and other	—	—
	Other current liabilities	0.8	1.6	Other current liabilities	2.3	3.9
Total derivatives not designated as hedging instruments		$0.9	$1.8		$2.5	$4.4
Total derivatives		$8.9	$5.5		$15.3	$28.5

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of June 30, 2017				Derivative Liabilities as of June 30, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$0.5	$—	$0.5	$0.5
Foreign currency exchange contracts	2.6	(2.6)	—	—	8.5	(2.6)	5.9	5.9
Total derivatives	$2.6	$(2.6)	$—	$—	$9.0	$(2.6)	$6.4	$6.4

	Derivative Assets as of December 31, 2016				Derivative Liabilities as of December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$0.2	$(0.2)	$—	$—	$0.5	$(0.2)	$0.3	$0.3
Foreign currency exchange contracts	—	—	—	—	22.7	—	22.7	22.7
Total derivatives	$0.2	$(0.2)	$—	$—	$23.2	$(0.2)	$23.0	$23.0

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	THREE MONTHS ENDED		SIX MONTHS ENDED			THREE MONTHS ENDED		SIX MONTHS ENDED			THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30					JUNE 30					JUNE 30
Derivatives designated as hedging instruments	2017	2016	2017	2016		2017	2016	2017	2016		2017	2016	2017	2016
Cash Flow Hedges
Interest rate swap agreements	$(0.4)	$—	$(0.4)	$—	Interest expense	$—	$—	$—	$—	Other	$—	$—	$—	$—
Foreign currency exchange contracts	$6.7	$(4.6)	$13.7	$8.4	Cost of sales	$(1.3)	$0.7	$(1.5)	$(0.9)	Cost of sales	$—	$(0.1)	$—	$(0.1)
Total	$6.3	$(4.6)	$13.3	$8.4		$(1.3)	$0.7	$(1.5)	$(0.9)		$—	$(0.1)	$—	$(0.1)

											Amount of Gain or (Loss) Recognized in Income on Derivative
											THREE MONTHS ENDED		SIX MONTHS ENDED
											JUNE 30
Derivatives Not Designated as Hedging Instruments										Location of Gain or (Loss) Recognized in Income on Derivative	2017	2016	2017	2016
Cash Flow Hedges
Interest rate swap agreements										Other	$(0.2)	$—	$(0.1)	$(1.5)
Foreign currency exchange contracts										Cost of sales	2.4	0.1	1.7	0.5
Total											$2.2	$0.1	$1.6	$(1.0)

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

The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016 that it expected to make no contributions to its U.S. pension plans and contribute approximately $3.0 million to its non-U.S. pension plans in 2017. The Company now expects to contribute approximately $0.5 million and $9.3 million to its U.S. and non-U.S. pension plans, respectively, in 2017.

The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2017	2016	2017	2016
U.S. Pension
Interest cost	$0.7	$0.8	$1.4	$1.5
Expected return on plan assets	(1.3)	(1.2)	(2.5)	(2.4)
Amortization of actuarial loss	0.5	0.4	0.9	0.8
Amortization of prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Total	$(0.2)	$(0.1)	$(0.4)	$(0.3)
Non-U.S. Pension
Service cost	$—	$0.1	$0.1	$0.1
Interest cost	1.0	1.3	2.0	2.6
Expected return on plan assets	(2.3)	(2.3)	(4.5)	(4.6)
Amortization of actuarial loss	0.7	0.4	1.3	0.8
Total	$(0.6)	$(0.5)	$(1.1)	$(1.1)

Note 8—Inventories

Inventories are summarized as follows:

	JUNE 30 2017	DECEMBER 31 2016
Finished goods and service parts	$185.5	$171.9
Work in process	18.1	26.1
Raw materials	217.8	191.4
Total manufactured inventories	421.4	389.4
LIFO reserve	(38.9)	(37.2)
Total inventory	$382.5	$352.2

The cost of certain manufactured inventories, including service parts, has been determined using the last-in-first-out (“LIFO”) method. At June 30, 2017 and December 31, 2016, 48% and 54%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

Note 9—Current and Long-Term Financing

The Company has a $200.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in April 2022. On May 30, 2017, the Company amended the Facility to, among other things, permit term loans and related liens, reduce the availability from $240.0 million and extend the expiration of the Facility from April 2021. There were no borrowings outstanding under the Facility at June 30, 2017. The excess availability under the Facility, at June 30, 2017, was $194.0 million, which reflects reductions of $6.0 million for letters of credit and other restrictions. The Facility consists of a U.S. revolving credit facility in the maximum initial amount of $120.0 million and a non-U.S. revolving credit facility in the maximum initial amount of $80.0 million. The Facility can be increased up to the total aggregate amount of $300.0 million over the term of the agreement in minimum increments of $10.0 million subject to certain conditions. The obligations under the Facility are generally secured by a first priority lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory and a second priority lien on the Term Loan Collateral (defined below). The approximate book value of assets held as collateral under the Facility was $950 million as of June 30, 2017.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective June 30, 2017, for U.S. base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margins, effective June 30, 2017, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable LIBOR interest rates under the Facility on June 30, 2017 were 2.75% and 1.50%, respectively, for the U.S. and non-U.S. facility including the applicable floating rate margin. The Facility also required the payment of a fee of 0.350% per annum on the unused commitment as of June 30, 2017.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as defined in the Facility, and limits the payment of dividends. If availability for both total and U.S. revolving credit facilities on a pro forma basis, is greater than fifteen percent and less than or equal to twenty percent, the Company may pay dividends subject to achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the availability is greater than twenty percent for both total and U.S. revolving credit facilities on a pro forma basis, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the U.S. revolver commitments, as defined in the Facility. At June 30, 2017, the Company was in compliance with the covenants in the Facility.

On May 30, 2017, the Company entered into an agreement for a $200.0 million term loan (the “Term Loan”), which matures on May 30, 2023. The Term Loan requires quarterly principal payments on the last day of each March, June, September and December commencing September 30, 2017 in an amount equal to $2.5 million and the final principal repayment due on the May 30, 2023. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At June 30, 2017, there was $200.0 million of principal outstanding under the Term Loan which has been reduced by $4.8 million of discounts and unamortized deferred financing fees in the unaudited condensed consolidated balance sheet.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property (collectively, the "Term Loan Collateral") and a second priority lien on the remaining collateral of the U.S. borrowers in the Facility. The approximate book value of assets held as collateral under the Term Loan was $650 million as of June 30, 2017, which includes the book value of the assets securing the Facility.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin is based on the consolidated leverage ratio, as provided in the Term Loan, and ranges from 2.75% to 3.00% for U.S. base rate loans and 3.75% to 4.00% for Eurodollar loans. The weighted average interest rate on the amount outstanding under the Term Loan at June 30, 2017 was 5.23%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of regularly scheduled dividends and other restricted payments to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 1.75 to 1.00 at the time of the payment. The Term Loan also contains a provision requiring a premium to be paid in the event of a repricing of the borrowings under the Term Loan, whether by amendment or entry into new loans, within the six month period following entry into the Term Loan. At June 30, 2017, the Company was in compliance with the covenants in the Term Loan.

The Company incurred fees and expenses of $5.0 million in 2017 related to the amendment to the Facility and entry into the Term Loan. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.

The Company had other debt outstanding, excluding capital leases, of approximately $82.0 million at June 30, 2017.

Note 10—Product Warranties

The Company provides a standard warranty on its lift trucks, generally for twelve months or 1,000 to 2,000 hours. For certain series of lift trucks, the Company provides a standard warranty of one to two years or 2,000 or 4,000 hours. For certain components in some series of lift trucks, the Company provides a standard warranty of two to three years or 4,000 to 6,000 hours. The Company estimates the costs which may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2017
Balance at January 1	$52.3
Current year warranty expense	18.6
Change in estimate related to pre-existing warranties	(4.2)
Payments made	(13.8)
Foreign currency effect	1.1
Balance at June 30	$54.0

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

Note 12—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at June 30, 2017 and December 31, 2016 were $148.2 million and $149.3 million, respectively. As of June 30, 2017, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at June 30, 2017 was approximately $194.2 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of June 30, 2017, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $33.8 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $7.8 million as of June 30, 2017. The $33.8 million is included in the $148.2 million of total amounts subject to recourse or repurchase obligations at June 30, 2017.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At June 30, 2017, approximately $128.3 million of the Company's total recourse or repurchase obligations of $148.2 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At June 30, 2017, loans from WF to HYGFS totaled $943.3 million. Although the Company’s contractual guarantee was $188.7 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $128.3 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $168.2 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $247.8 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at June 30, 2017:

	HYGFS	Total
Total recourse or repurchase obligations	$128.3	$148.2
Less: exposure limited for certain dealers	33.8	33.8
Plus: 7.5% of original loan balance	7.8	7.8
	102.3	122.2
Incremental obligation related to guarantee to WF	168.2	168.2
Total exposure related to guarantees	$270.5	$290.4

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

The Company's percentage share of the net income or loss from its equity investments in HYGFS and SN is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” section of the unaudited condensed consolidated statements of operations. The Company's equity investments are included on the line “Investment in Unconsolidated Affiliates” in the unaudited condensed consolidated balance sheets. At June 30, 2017 and December 31, 2016, the Company's investment in HYGFS was $13.2 million and $13.8 million, respectively. The Company's investment in SN was $34.3 million and $31.6 million at June 30, 2017 and December 31, 2016, respectively. Bolzoni's investment in unconsolidated affiliates was $0.4 million and $0.5 million at June 30, 2017 and December 31, 2016, respectively.

During the second quarter of 2017, the Company acquired an equity investment in a third party for $5.6 million. This investment is accounted for as an available-for-sale security and valued using a quoted market price in an active market, or Level 1 in the fair value hierarchy. The Company's investment as of June 30, 2017 was $7.4 million, which includes a $1.8 million unrealized gain that was recorded in OCI in the unaudited condensed consolidated balance sheet.

Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2017	2016	2017	2016
Revenues	$92.9	$85.6	$178.0	$169.8
Gross profit	$28.1	$26.5	$55.1	$51.8
Income from continuing operations	$6.7	$5.7	$13.2	$11.1
Net income	$6.7	$5.7	$13.2	$11.1

Note 14—Acquisitions

Subsequent to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company finalized its analysis of the fair value of contingent obligations and income taxes for the Bolzoni acquisition on April 1, 2016. As a result of this analysis, the Company recorded a decrease to deferred tax assets and a corresponding increase to goodwill of $1.0 million in the first quarter of 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Hyster-Yale Materials Handling, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company Hyster-Yale Group, Inc. ("HYG"), is a leading, globally integrated, full-line lift truck manufacturer. The Company offers a broad array of solutions aimed at meeting the specific materials handling needs of its customers, including attachments and hydrogen fuel-cell power products, telematics, automation and fleet management services, as well as an array of other power options for its lift trucks. The Company, through HYG, designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. The materials handling business historically has been cyclical because the rate of orders for lift trucks fluctuates depending on the general level of economic activity in the various industries and countries its customers serve. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, Italy, the Netherlands, Vietnam, Japan, the Philippines, Brazil and China.

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

The Company also operates Nuvera Fuel Cells, LLC ("Nuvera"). Nuvera is an alternative-power technology company focused on fuel cell stacks and engines. Nuvera also supports on-site hydrogen production and dispensing systems that are designed to deliver clean energy solutions to customers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of Critical Accounting Policies and Estimates as disclosed on pages 15 through 17 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. Critical Accounting Policies and Estimates have not materially changed since December 31, 2016.

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)	SIX MONTHS ENDED		Favorable / (Unfavorable)
	JUNE 30			JUNE 30
	2017	2016	% Change	2017	2016	% Change
Lift truck unit shipments (in thousands)
Americas	13.4	13.3	0.8%	28.3	26.6	6.4%
EMEA	7.3	6.5	12.3%	14.3	12.4	15.3%
JAPIC	1.5	1.3	15.4%	2.9	2.6	11.5%
	22.2	21.1	5.2%	45.5	41.6	9.4%
Revenues
Americas	$432.9	$414.9	4.3%	$898.9	$832.1	8.0%
EMEA	172.6	155.6	10.9%	335.0	302.6	10.7%
JAPIC	42.2	39.1	7.9%	86.0	78.8	9.1%
Lift truck business	647.7	609.6	6.3%	1,319.9	1,213.5	8.8%
Bolzoni (1)	41.9	38.9	7.7%	83.5	38.9	n.m.
Nuvera	0.4	0.2	n.m.	3.0	0.5	n.m.
Eliminations	(4.5)	(3.1)	45.2%	(7.8)	(3.1)	151.6%
	$685.5	$645.6	6.2%	$1,398.6	$1,249.8	11.9%
Gross profit (loss)
Americas	$82.7	$72.8	13.6%	$167.6	$145.0	15.6%
EMEA	23.6	24.3	(2.9)%	46.1	46.4	(0.6)%
JAPIC	4.2	4.5	(6.7)%	9.7	8.7	11.5%
Lift truck business	110.5	101.6	8.8%	223.4	200.1	11.6%
Bolzoni (1)	12.4	12.8	(3.1)%	26.2	12.8	n.m.
Nuvera	(0.9)	(0.4)	n.m.	(1.5)	(1.0)	n.m.
Eliminations	(0.3)	—	n.m.	(0.3)	—	n.m.
	$121.7	$114.0	6.8%	$247.8	$211.9	16.9%
Selling, general and administrative expenses
Americas	$54.8	$56.5	3.0%	$109.9	$113.3	3.0%
EMEA	20.7	20.7	—%	41.7	40.8	(2.2)%
JAPIC	6.4	5.4	(18.5)%	12.6	11.2	(12.5)%
Lift truck business	81.9	82.6	0.8%	164.2	165.3	0.7%
Bolzoni (1)	11.9	12.1	1.7%	23.4	12.1	n.m.
Nuvera	9.6	7.9	(21.5)%	18.5	13.4	(38.1)%
	$103.4	$102.6	(0.8)%	$206.1	$190.8	(8.0)%

	THREE MONTHS ENDED		Favorable / (Unfavorable)	SIX MONTHS ENDED		Favorable / (Unfavorable)
	JUNE 30			JUNE 30
	2017	2016	% Change	2017	2016	% Change
Operating profit (loss)
Americas	$27.9	$16.3	71.2%	$57.7	$31.7	82.0%
EMEA	2.9	3.6	(19.4)%	4.4	5.6	(21.4)%
JAPIC	(2.2)	(0.9)	(144.4)%	(2.9)	(2.5)	n.m.
Lift truck business	28.6	19.0	50.5%	59.2	34.8	70.1%
Bolzoni (1)	0.5	0.7	(28.6)%	2.8	0.7	n.m.
Nuvera	(10.5)	(8.3)	(26.5)%	(20.0)	(14.4)	(38.9)%
Eliminations	(0.3)	—	n.m.	(0.3)	—	n.m.
	$18.3	$11.4	60.5%	$41.7	$21.1	97.6%
Interest expense	$2.6	$2.0	(30.0)%	$4.4	$3.1	(41.9)%
Other (income) expense	$(2.6)	$(2.4)	n.m.	$(5.3)	$(2.7)	n.m.
Net income (loss) attributable to stockholders
Americas	$23.8	$9.9	140.4%	$44.3	$23.0	92.6%
EMEA	2.2	3.1	(29.0)%	3.3	4.5	(26.7)%
JAPIC	(2.2)	0.1	n.m.	(1.5)	(0.7)	n.m.
Lift truck business	23.8	13.1	81.7%	46.1	26.8	72.0%
Bolzoni (1)	(0.1)	0.1	n.m.	1.4	0.1	n.m.
Nuvera	(6.3)	(4.9)	(28.6)%	(12.0)	(8.6)	(39.5)%
Eliminations	(1.0)	—	n.m.	(1.0)	—	n.m.
	$16.4	$8.3	97.6%	$34.5	$18.3	88.5%
Diluted earnings per share	$0.99	$0.51	94.1%	$2.09	$1.12	86.6%
Reported income tax rate	10.4%	29.7%		19.0%	12.1%
(1) Bolzoni was acquired on April 1, 2016 and its results of operations have been included since the acquisition date.
Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of June 30, 2017, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2017	2016	2017	2016
Unit backlog, beginning of period	32.2	29.9	30.7	26.9
Unit shipments	(22.2)	(21.1)	(45.5)	(41.6)
Unit bookings	25.3	21.7	50.1	45.2
Unit backlog, end of period	35.3	30.5	35.3	30.5

The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2017	2016	2017	2016
Bookings, approximate sales value	$575	$500	$1,125	$990
Backlog, approximate sales value	$820	$715	$820	$715

Second Quarter of 2017 Compared with Second Quarter of 2016

The following table identifies the components of change in revenues for the second quarter of 2017 compared with the second quarter of 2016:

Revenues
2016	$645.6
Increase (decrease) in 2017 from:
Unit volume and product mix	34.8
Price	9.1
Parts	3.3
Bolzoni revenues	3.0
Foreign currency	(6.3)
Other	(4.0)
2017	$685.5

Revenues increased 6.2% to $685.5 million in the second quarter of 2017 from $645.6 million in the second quarter of 2016. The increase was mainly due to higher unit volume in the lift truck business during the second quarter of 2017 compared with the second quarter of 2016.

Revenues in the Americas increased in the second quarter of 2017 compared with the second quarter of 2016 primarily as a result of increased unit shipments of higher-priced trucks, less deal-specific pricing and increased part sales. Unit shipments increased slightly over the second quarter of 2016 driven primarily by an increase in shipments in Brazil as that market has begun to recover. Revenues increased from sales of higher-capacity, 3.5 to 8 ton Class 5 trucks, the new Class 5 internal combustion engine standard truck and Class 1 and Class 2 trucks. This increase was partly offset by fewer sales of Class 5 Big Trucks as a result of the timing of shipments.

EMEA's revenues increased in the second quarter of 2017 compared with the second quarter of 2016 mainly as a result of increased unit shipments, partially offset by unfavorable currency movements of $6.6 million from the translation of sales into U.S. dollars. The increase in unit shipments in EMEA primarily related to shipments of the new Class 5 internal combustion engine standard truck and an increase in shipments of Class 1 electric-rider trucks, partially offset by fewer shipments of Class 3 warehouse trucks.

Revenues in JAPIC increased in the second quarter of 2017 compared with the second quarter of 2016, mainly as a result of an increase in unit shipments primarily of higher-priced Class 5 internal combustion engine trucks.

The following table identifies the components of change in operating profit for the second quarter of 2017 compared with the second quarter of 2016:

Operating Profit
2016	$11.4
Increase (decrease) in 2017 from:
Lift truck gross profit	8.6
Lift truck selling, general and administrative expenses	0.7
Nuvera operations	(2.2)
Bolzoni operations	(0.2)
2017	$18.3

The Company recognized operating profit of $18.3 million in the second quarter of 2017 compared with $11.4 million in the second quarter of 2016. The increase in operating profit was primarily due to higher lift truck gross profit, partially offset by the increase in Nuvera's operating loss. The increase in the lift truck gross profit was primarily attributable to improved pricing and higher unit shipments, partially offset by modest increases in material costs.

Operating profit in the Americas increased in the second quarter of 2017 compared with the second quarter of 2016 primarily as a result of improved gross profit mainly due to improved pricing, net of material cost inflation and production efficiencies driven by higher unit volumes. The increase in gross profit was partially offset by a shift in sales mix to lower-margin products.

Operating profit in EMEA declined in the second quarter of 2017 compared with the second quarter of 2016 as a result of lower gross profit, mainly due to higher material costs, a shift in sales mix to lower-margin products, unfavorable manufacturing variances from increased spending and unfavorable currency movements of $1.1 million, which offset the effect of higher unit shipments and lower warranty expense.

The operating loss in JAPIC increased in the second quarter of 2017 compared with the second quarter of 2016, primarily as a result of higher selling, general and administrative expenses as the Company continues to execute its strategic initiatives.

Bolzoni's operating profit decreased in the second quarter of 2017 from the second quarter of 2016 primarily due to lower gross profit, mainly from unfavorable foreign currency movements of $1.7 million, which was almost completely offset by improved product margins and the absence of $0.5 million of one-time purchase accounting adjustments recorded in the second quarter of 2016.

Nuvera's operating loss increased in the second quarter of 2017 compared with the second quarter of 2016 primarily due to increased professional fees and other general operating expenses.

The Company recognized net income attributable to stockholders of $16.4 million in the second quarter of 2017 compared with $8.3 million in the second quarter of 2016. The increase was primarily the result of the increase in operating profit and by the change in discrete tax adjustments in the second quarter of 2017 compared with the second quarter of 2016. See Note 4 to the unaudited condensed consolidated financial statements for additional information.

First Six Months of 2017 Compared with First Six Months of 2016

The following table identifies the components of change in revenues for the first six months of 2017 compared with the first six months of 2016:

Revenues
2016	$1,249.8
Increase (decrease) in 2017 from:
Unit volume and product mix	93.2
Bolzoni revenues	44.6
Unit price	10.5
Parts	10.3
Other	1.1
Foreign currency	(10.9)
2017	$1,398.6

Revenues increased 11.9% to $1,398.6 million in the first six months of 2017 from $1,249.8 million in the first six months of 2016. The increase was mainly attributable to the lift truck business from higher unit and parts volumes and the favorable effect of a decrease in deal-specific pricing during the first six months of 2017 compared with the first six months of 2016. Revenues for the first six months of 2017 included Bolzoni revenues of $83.5 million compared with $38.9 million from April 1, 2016 through June 30, 2016. The increase in lift truck revenues was partially offset by unfavorable foreign currency translation.

Revenues in the Americas increased in the first six months of 2017 from the first six months of 2016 primarily as a result of increased unit shipments. Unit shipments increased primarily from shipments of the Company's new Class 5 internal combustion engine standard truck and increased shipments of higher-capacity, 3.5 to 8 ton, Class 5 trucks, as well as Class 1 and Class 2 trucks, partly offset by fewer shipments of Class 5 Big Trucks. In addition, a decrease in deal-specific pricing and an increase in parts sales also contributed to the increase in revenues in the first six months of 2017 compared with the first six months of 2016.

EMEA's revenues improved in the first six months of 2017 from the first six months of 2016 mainly as a result of increased unit shipments, partially offset by unfavorable currency movements of $13.4 million from the translation of sales into U.S. dollars. The increase in unit shipments in EMEA primarily related to shipments of the new Class 5 internal combustion engine standard truck and an increase in shipments of Class 1 electric-rider trucks.

Revenues in JAPIC increased in the first six months of 2017 compared with the first six months of 2016, mainly as a result of an increase in unit shipments, primarily related to the new Class 5 internal combustion engine standard truck.

The following table identifies the components of change in operating profit for the first six months of 2017 compared with the first six months of 2016:

Operating Profit
2016	$21.1
Increase (decrease) in 2017 from:
Lift truck gross profit	23.0
Bolzoni operations	2.1
Lift truck selling, general and administrative expenses	1.1
Nuvera operations	(5.6)
2017	$41.7

The Company recognized operating profit of $41.7 million in the first six months of 2017 compared with $21.1 million in the first six months of 2016. The increase in operating profit was primarily due to higher lift truck gross profit, partially offset by the increase in Nuvera's operating loss. The increase in the lift truck gross profit was primarily due to higher unit shipments and related production efficiencies in addition to improved pricing, partially offset by material cost inflation.

Operating profit in the Americas increased in the first six months of 2017 compared with the first six months of 2016 primarily as a result of improved gross profit mainly due to higher unit shipments and related production efficiencies in addition to improved pricing. The increase in gross profit was partially offset by material cost inflation. In addition to higher gross profit, Americas selling, general and administrative expenses declined in the first six months of 2017 compared with the first six months of 2016 primarily due to the absence of $5.7 million of prior period acquisition-related costs.

Operating profit in EMEA declined in the first six months of 2017 compared with the first six months of 2016 mainly as a result of an increase in selling, general and administrative expenses primarily from higher marketing costs which were partially offset by favorable foreign currency movements of $2.6 million. In addition, gross profit declined primarily from unfavorable currency movements of $4.2 million and material cost inflation, which offset the effect of higher unit shipments.

Operating profit in JAPIC declined in the first six months of 2017 compared with the first six months of 2016 mainly as a result of increased selling, general and administrative expenses partly offset by higher unit sales volumes and improved pricing.

Nuvera's operating loss increased in the first six months of 2017 from the first six months of 2016 primarily due to an increase of development and production start-up expenses as Nuvera began transitioning from product development to production and sales of its fuel-cell system in the second half of 2016. In addition, Nuvera had increased marketing and employee-related costs as it continued to transition from product development to commercialization and increased professional fees and other general operating expenses.

The Company recognized net income attributable to stockholders of $34.5 million in the first six months of 2017 compared with $18.3 million in the first six months of 2016. The increase was primarily the result of the increase in operating profit, partially offset by the change in discrete tax adjustments in the first six months of 2017 compared with the first six months of 2016. See Note 4 to the unaudited condensed consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2017	2016	Change
Operating activities:
Net income	$34.5	$18.2	$16.3
Depreciation and amortization	21.3	17.1	4.2
Other	2.8	(4.3)	7.1
Working capital changes	81.7	(53.9)	135.6
Net cash provided by (used for) operating activities	140.3	(22.9)	163.2
Investing activities:
Expenditures for property, plant and equipment	(16.9)	(17.2)	0.3
Proceeds from the sale of assets	0.8	8.7	(7.9)
Investments in equity securities	(5.6)	—	(5.6)
Business acquisitions, net of cash acquired	(1.0)	(107.7)	106.7
Net cash used for investing activities	(22.7)	(116.2)	93.5
Cash flow before financing activities	$117.6	$(139.1)	$256.7

Net cash provided by (used for) operating activities increased $163.2 million in the first six months of 2017 compared with the first six months of 2016 primarily as a result of the change in working capital items and the increase in net income. The change in working capital was mainly due to accounts payable in the Americas returning to normalized levels as of June 30, 2017 following an unplanned systems-related acceleration of supplier payments in December 2016 and lower payments of amounts accrued, primarily in the Americas, in the first six months of 2017 compared with the first six months of 2016.

The change in net cash used for investing activities during the first six months of 2017 compared with the first six months of 2016 is mainly the result of the acquisition of Bolzoni in the second quarter of 2016.

	2017	2016	Change
Financing activities:
Net increases of long-term debt and revolving credit agreements	$91.2	$42.3	$48.9
Cash dividends paid	(9.9)	(9.5)	(0.4)
Financing fees paid	(5.0)	(1.6)	(3.4)
Other	(0.3)	(0.2)	(0.1)
Net cash provided by financing activities	$76.0	$31.0	$45.0

Net cash provided by financing activities increased $45.0 million during the first six months of 2017 compared with the first six months of 2016. The increase in the first six months of 2017 was due to borrowings under the Term Loan (as defined below), partially offset by repayments of borrowings under the Facility (as defined below) during the first six months of 2017, primarily due to the unplanned systems-related acceleration of supplier payments in December 2016. The increase in the first six months of 2016 was due to borrowings under the Facility (as defined below) related to the acquisition of Bolzoni.

Financing Activities

The Company has a $200.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in April 2022. On May 30, 2017, the Company amended the Facility to, among other things, permit term loans and related liens, reduce the availability from $240.0 million and extend the expiration of the Facility from April 2021. There were no borrowings outstanding under the Facility at June 30, 2017. The excess availability under the Facility at June 30, 2017 was $194.0 million, which reflects reductions of $6.0 million for letters of credit and other restrictions. The Facility consists of a U.S. revolving credit facility of $120.0 million and a non-U.S. revolving credit facility of $80.0 million. The Facility can be increased up to $300.0 million over the term of the agreement in minimum increments of $10.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory and a second lien on the

Term Loan Collateral (defined below). The approximate book value of assets held as collateral under the Facility was $950 million as of June 30, 2017.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective June 30, 2017, for U.S. base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margin, effective June 30, 2017, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable LIBOR interest rates under the Facility on June 30, 2017 were 2.75% and 1.50%, respectively, for the U.S. and non-U.S. facility including the applicable floating rate margin. The Facility also required the payment of a fee of 0.350% per annum on the unused commitment as of June 30, 2017.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as defined in the Facility, and limits the payment of dividends. If availability for both total and U.S. revolving credit facilities on a pro forma basis, is greater than fifteen percent and less than or equal to twenty percent, the Company may pay dividends subject to achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the availability is greater than twenty percent for both total and U.S. revolving credit facilities on a pro forma basis, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the U.S. revolver commitments, as defined in the Facility. At June 30, 2017, the Company was in compliance with the covenants in the Facility.

On May 30, 2017, the Company entered into an agreement for a $200.0 million term loan (the “Term Loan”), which matures on May 30, 2023. The Term Loan requires quarterly principal payments on the last day of each March, June, September and December commencing September 30, 2017 in an amount equal to $2.5 million and the final principal repayment due on the May 30, 2023. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At June 30, 2017, there was $200.0 million of principle outstanding under the Term Loan which has been reduced by $4.8 million of discounts and unamortized deferred financing fees in the unaudited condensed consolidated balance sheet.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property (collectively, the "Term Loan Collateral") and a second priority lien on the remaining collateral of the U.S. borrowers in the Facility. The approximate book value of assets held as collateral under the Term Loan was $650 million as of June 30, 2017, which includes the book value of the assets securing the Facility.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin is based on the consolidated leverage ratio, as provided in the Term Loan, and ranges from 2.75% to 3.00% for U.S. base rate loans and 3.75% to 4.00% for Eurodollar loans. The weighted average interest rate on the amount outstanding under the Term Loan at June 30, 2017 was 5.23%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of regularly scheduled dividends and other restricted payments to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 1.75 to 1.00 at the time of the payment. The Term Loan also contains a provision requiring a premium to be paid in the event of a repricing of the borrowings under the Term Loan, whether by amendment or entry into new loans, within the six month period following entry into the Term Loan. At June 30, 2017, the Company was in compliance with the covenants in the Term Loan.

The Company incurred fees and expenses of $5.0 million in 2017 related to the amendment of the Facility and entry into the Term Loan. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.

The Company had other debt outstanding, excluding capital leases, of approximately $82.0 million at June 30, 2017. In addition to the excess availability under the Facility, the Company had remaining availability of $43.6 million related to other non-U.S. revolving credit agreements.

The Company believes funds available from cash on hand, Term Loan, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in April 2022.

Contractual Obligations, Contingent Liabilities and Commitments

On May 30, 2017, the Company entered into the Term Loan which matures on May 30, 2023. The Company used the borrowings under the Term Loan to repay borrowings under the Facility and plans to use the remaining proceeds from the Term Loan to fund any future acquisitions and strategic investments and for general corporate purposes. In addition, the Company also entered into an amendment to the Facility during the second quarter of 2017.

Following is a table summarizing the Term Loan and the Facility, as amended, as of June 30, 2017:

	Payments Due by Period
Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
Term Loan	$200.0	$5.0	$10.0	$10.0	$10.0	$10.0	$155.0
Interest payments on Term Loan	51.2	5.0	9.7	9.2	8.7	8.2	10.4
Total debt	$251.2	$10.0	$19.7	$19.2	$18.7	$18.2	$165.4

Since December 31, 2016, there have been no other significant changes in the total amount of the Company's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on pages 26 and 27 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Six Months Ended June 30, 2017	Planned for Remainder of 2017	Planned 2017 Total	Actual 2016
Lift truck business	$12.9	$27.5	$40.4	$36.5
Bolzoni	3.1	4.5	7.6	4.0
Nuvera	0.9	3.0	3.9	2.2
	$16.9	$35.0	$51.9	$42.7

Planned expenditures for the remainder of 2017 are primarily for product development, improvements to information technology infrastructure, improvements at manufacturing locations and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	JUNE 30 2017	DECEMBER 31 2016	Change
Cash and cash equivalents	$239.9	$43.2	$196.7
Other net tangible assets	477.6	531.5	(53.9)
Intangible assets	57.4	56.2	1.2
Goodwill	55.7	50.7	5.0
Net assets	830.6	681.6	149.0
Total debt	(300.4)	(211.2)	(89.2)
Total equity	$530.2	$470.4	$59.8
Debt to total capitalization	36%	31%	5%

OUTLOOK

Americas Outlook

Growth in the Americas market in the first half of 2017 has been stronger than anticipated. In the remainder of 2017, the Company expects the Americas market to improve modestly from the strong market experienced in the second half of 2016 and in the first half of 2017. Unit shipments and revenues are expected to increase in the second half of 2017 compared with the same period in 2016 and compared with the first half of 2017 as a result of the strong market and an increase in sales of higher-priced Class 1 electric trucks and Class 5 internal combustion engine trucks, including Big Trucks.

Despite the revenue increase, second-half 2017 operating profit in the Americas segment is expected to be comparable to the second half of 2016 and down from the strong first half of 2017. An anticipated substantial decrease in the third quarter is expected to be offset by improvements in the fourth quarter on anticipated volume increases. The decrease in the third quarter operating profit is expected to be driven primarily by an increase in selling, general and administrative expenses and higher material costs, which are expected to offset benefits of increased sales of higher-priced trucks. The anticipated fourth-quarter 2017 improvement is largely due to an expected increase in sales volumes of higher-priced Class 5 internal combustion engine trucks, including Big Trucks, as well as an expected improvement in product pricing, partially offset by material cost inflation and higher operating expenses.

EMEA Outlook

All markets in EMEA are expected to continue to grow in the second half of 2017 but at a more moderate rate than in the strong second half of 2016 and first half of 2017. Unit and parts revenues are expected to increase in the second half of 2017 as a result of the overall market conditions, an increase in sales of lower-priced Class 2 electric trucks and lower-range, 1 to 3.5 ton Class 5 internal combustion engine trucks. In addition, anticipated benefits from favorable current currency rates are expected to contribute to the revenue increase. The revenue improvements are expected to be partially offset by a shift in mix away from higher-priced Class 5 Big Trucks to these lower-priced units.

EMEA is expected to generate an operating loss in the second half of 2017, which is expected to fully offset the operating income from the first half of 2017, and result in a substantial decrease from the prior year. The anticipated favorable impact of improvements in unit and parts revenues and benefits expected from the weakening U.S. dollar are anticipated to be more than offset by material cost inflation, higher operating expenses and the shift in sales to lower-priced, lower-margin products. A substantial decline is expected in the third quarter, with results improving in the fourth quarter.

JAPIC Outlook

The JAPIC market is expected to continue to grow in the second half of 2017, driven primarily by China, but at a more moderate rate than in the prior year and first half of 2017. The JAPIC region, excluding China, is expected to have modest growth in the second half of 2017 compared with the second half of 2016. As a result of the continued implementation of the Company's strategic initiatives, revenues and operating results are expected to improve during the second half of 2017, primarily in the fourth quarter, compared with the same period in 2016. This improvement is expected to be driven by increased unit and parts volumes and a shift in mix to higher-margin Class 5 internal combustion engine trucks.

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

To meet customer needs, the Company is developing new products in many segments that are expected to support its market share growth. Shipments of the new standard 2.0-3.0 ton Class 5 internal combustion engine lift truck and the Company's new European 1-1.6 ton pedestrian pallet stacker began late in the fourth quarter of 2016. In April 2017, the Company launched its new ReachStacker model dedicated solely to container-handling applications in defined markets. All of these products have been well-received and are gaining traction. These new products, as well as the introduction of other new products in the pipeline, are expected to help increase market share, improve revenues and enhance operating margins in the remainder of 2017 and in the long term.

In the first half of 2017, the global lift truck market remained strong and, with this stronger than expected market, the Company has focused on a carefully paced ramp up in production and achievement of price goals, while maintaining a healthy backlog to manage production efficiencies. In the remainder of 2017, the global lift truck market is expected to maintain its strength but the pace of growth is expected to moderate compared with both the second half of 2016 and the first half of 2017.

Unit shipments and unit and parts revenues in the Lift Truck business are expected to increase during the second half of 2017 compared with the same period in 2016.

Despite an increase in revenues, Lift Truck operating profit is expected to decrease in the second half of 2017 compared with the second half of 2016, driven primarily by an anticipated significant decrease in the third quarter of 2017, as higher unit volumes and anticipated benefits from favorable current currency rates are expected to be more than offset by higher operating costs and material cost inflation, net of price increases. Overall, full-year 2017 net income is expected to increase modestly over 2016 as anticipated benefits from the improvement in full-year operating profit are expected to be partially offset by a higher income tax rate and the absence of tax benefits recognized in 2016.

Commodity costs are expected to continue to increase in the remainder of 2017 from the low 2016 levels. Commodities, particularly steel, remain volatile and sensitive to changes in the global economy and the Company will continue to monitor these closely and adjust pricing accordingly.

Bolzoni Outlook

The majority of Bolzoni's revenues are generated in the EMEA market, primarily Western and Eastern Europe, and, to a lesser degree, in the North America market. As a result of anticipated strong growth in the EMEA markets, recent major customer commitments and the implementation of sales enhancement programs, Bolzoni expects revenues in the second half of 2017 to increase over the second half of 2016.

In addition to the anticipated increase in revenues and the expected operating leverage resulting from the sales growth, the implementation of several key strategic programs are expected to generate substantial growth in Bolzoni's operating profit and net income in the remainder of 2017 compared with the second half of 2016, excluding the effect of one-time purchase accounting adjustments of $2.6 million recognized in the third quarter of 2016.

Nuvera Outlook

Progress continues to be made at Nuvera with a gradual build-up of orders of first-generation battery box replacements, growing customer interest and engagement of the dealer network. During the second quarter of 2017, Nuvera received additional orders for first-generation battery box replacements from both end users and Hyster-Yale dealers. As a result of a shipment hold on a key supplier component, no shipments of the battery box replacements were made during the second quarter, but are expected to commence in the third quarter now that the supplier's shipment issues have been resolved. Nuvera's backlog is expected to grow during the third quarter of 2017 as dealer training and ongoing customer demonstrations are completed.

The Company previously announced an organizational realignment designed to enhance the overall strategic positioning and operational effectiveness of the fuel cell business, with Nuvera focused on fuel cell stacks, engines and associated components and the Lift Truck business focused on battery box replacements and integrated engine solutions. The realignment is progressing as expected and improvements in the process are being realized. Design responsibility for the next generation of battery box replacements has fully transitioned to the Lift Truck business' development center and design work is progressing on 14- and 18-inch battery box designs, which are necessary for many high density warehouse applications, and which are expected to be launched in the first half of 2018. The dedicated design team is also expected to implement a design review of existing products to increase quality and reliability to industry best levels, which include development of the supplier base. The Lift Truck business expects to integrate fuel cell manufacturing, whether for battery box replacement solutions or fully integrated fuel cell solutions, into existing manufacturing plants, initially in North America and eventually into other plants over the long term.

The transition of sales responsibility for the battery box replacements from Nuvera to the Lift Truck business has been completed. At this time, the Lift Truck business' sales team is focused on applications for the current range of battery box replacements that meet the needs of its core industry segment. Demand is expected to accelerate in 2018 as new products are launched.

Nuvera expects to phase out of battery box replacement production and focus solely on the manufacture of fuel cell engines during 2018. Nuvera will have additional support for its fuel cell engine business from the Lift Truck business' supply chain and quality enhancement units. Plans for the European launch of battery box replacements are advancing and work continues on the development of the next generation of fuel cell stacks, an electrochemical compressor and the Nuvera® Hydrogen Generator. Discussions with several third parties are encouraging and fuel cell engine orders from certain OEM’s are in process. Nuvera is seeing increased interest from China. Shipments of a modest number of these engines are expected to start in the third quarter of 2017.

Until Nuvera’s target cost structure for its fuel cell engines is in place through supply chain and manufacturing efficiencies, inventory costs are expected to result in continued inventory adjustments to reflect current selling prices, but at a decreasing rate. Nuvera’s losses are expected to progressively decrease over the second half of 2017 and in 2018. The net impact of added operational expenses on the Lift Truck business is expected to be modest as existing resources are re-deployed to focus on the sale, development and manufacture of battery box replacements and integrated engine solutions.

Nuvera continues to focus on lowering the costs of manufacturing its fuel cell engines and enhancing their reliability increasingly over future quarters, with the objective of reaching quarterly break-even during 2018 by achieving target costs and target fuel cell engine volumes. To achieve this will require a significant ramp up in volume. An assessment will be made during the third quarter about whether the target for 2018 is achievable or if 2019 is more realistic given the slower pace of product introduction as Nuvera focuses on developing superior solutions at target costs. Securing one or more of the third-party deals under discussion would accelerate achievement of the break-even goal.

Customers are increasingly seeing the benefit of fuel cell power. The Company believes that demand for Nuvera solutions will continue to increase. The Company also believes that the commercialization of Nuvera fuel cell-related technologies will reinforce the Company’s core strategies and help drive further lift truck unit market share growth, as well as meet core customer needs. It also provides the Lift Truck business with the ability to expand its power solutions offerings to provide best-in-class energy solutions to its customers by integrating fuel cells with lift trucks in ways that are expected to optimize the performance and energy efficiency of the total lift truck system.

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

Changes in internal control over financial reporting: During the second quarter of 2017, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A     Risk Factors
There have been no material changes from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 in the Section entitled "Risk Factors."

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
Not applicable

Item 5    Other Information
None

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 34 of this Quarterly Report on Form 10-Q for the period ended June 30, 2017.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.

Date:	August 1, 2017	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1	Term Loan Credit Agreement dated as of May 30, 2017 among Hyster-Yale Group, Inc. as the Borrower, Hyster-Yale Materials Handling, Inc., Bank of America, N.A., as Administrative Agent
10.2
First Amendment to Amended and Restated Loan, Security and Guaranty Agreement dated as of May 30, 2017 among Hyster-Yale Materials Handling, Inc. and Hyster-Yale Group, Inc., as U.S. Borrowers, Hyster-Yale Nederland B.V., Hyster-Yale International B.V., Hyster-Yale Holding B.V. and Bolzoni Capital Holding B.V., as Dutch Borrowers, Hyster-Yale UK Limited and Bolzoni Capital UK Limited, as UK Borrowers, any other Borrowers party thereto from time to time and certain Persons party thereto from time to time as Guarantors, certain financial institutions, as Lenders, Bank of America, N.A., as Administrative Agent and Security Trustee

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