Form 10-Q
period 2017-09-30
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2017-11-03
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Number of shares of Class A Common Stock outstanding at October 27, 2017: 12,561,017
Number of shares of Class B Common Stock outstanding at October 27, 2017: 3,901,303

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2017	DECEMBER 31 2016
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$238.2	$43.2
Accounts receivable, net	403.0	375.3
Inventories, net	419.9	352.2
Prepaid expenses and other	41.6	39.3
Total Current Assets	1,102.7	810.0
Property, Plant and Equipment, Net	256.6	255.1
Intangible Assets, Net	57.7	56.2
Goodwill	57.4	50.7
Deferred Income Taxes	35.1	43.9
Investment in Unconsolidated Affiliates	59.0	45.9
Other Non-current Assets	38.2	25.3
Total Assets	$1,606.7	$1,287.1
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$384.3	$242.4
Accounts payable, affiliates	16.1	16.5
Revolving credit facilities	4.9	79.0
Current maturities of long-term debt	65.0	50.0
Accrued payroll	44.2	43.7
Accrued warranty obligations	28.9	27.8
Other current liabilities	128.2	117.1
Total Current Liabilities	671.6	576.5
Long-term Debt	224.2	82.2
Self-insurance Liabilities	30.8	19.7
Pension Obligations	24.5	37.2
Deferred Income Taxes	12.6	11.4
Other Long-term Liabilities	85.3	89.7
Total Liabilities	1,049.0	816.7
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 12,548,549 shares outstanding (2016 - 12,466,463 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,909,765 shares outstanding (2016 - 3,924,291 shares outstanding)	0.1	0.1
Capital in excess of par value	320.1	319.6
Treasury stock	(31.8)	(36.9)
Retained earnings	396.5	360.3
Accumulated other comprehensive loss	(134.6)	(179.4)
Total Stockholders' Equity	550.4	463.8
Noncontrolling Interests	7.3	6.6
Total Equity	557.7	470.4
Total Liabilities and Equity	$1,606.7	$1,287.1

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2017	2016	2017	2016
	(In millions, except per share data)
Revenues	$691.1	$629.3	$2,089.7	$1,879.1
Cost of sales	569.7	524.7	1,720.5	1,562.6
Gross Profit	121.4	104.6	369.2	316.5
Operating Expenses
Selling, general and administrative expenses	103.5	99.2	309.6	290.0
Operating Profit	17.9	5.4	59.6	26.5
Other (income) expense
Interest expense	6.2	1.9	10.6	5.0
Income from unconsolidated affiliates	(2.0)	(1.8)	(6.0)	(4.8)
Other	(2.2)	(1.6)	(3.5)	(1.3)
	2.0	(1.5)	1.1	(1.1)
Income Before Income Taxes	15.9	6.9	58.5	27.6
Income tax provision (benefit)	(0.8)	(5.1)	7.3	(2.6)
Net Income	16.7	12.0	51.2	30.2
Net (income) loss attributable to noncontrolling interests	(0.2)	0.3	(0.2)	0.4
Net Income Attributable to Stockholders	$16.5	$12.3	$51.0	$30.6

Basic Earnings per Share	$1.00	$0.75	$3.10	$1.87
Diluted Earnings per Share	$1.00	$0.75	$3.09	$1.86

Dividends per Share	$0.3025	$0.2950	$0.9000	$0.8750

Basic Weighted Average Shares Outstanding	16.457	16.385	16.442	16.371
Diluted Weighted Average Shares Outstanding	16.526	16.439	16.502	16.420

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2017	2016	2017	2016
	(In millions)
Net Income	$16.7	$12.0	$51.2	$30.2
Other comprehensive income (loss)
Foreign currency translation adjustment	10.0	3.7	30.5	18.3
Unrealized gain on available-for-sale securities	1.4	—	2.8	—
Current period cash flow hedging activity	—	(0.6)	7.0	4.9
Reclassification of hedging activities into earnings	0.6	0.4	1.3	0.2
Current period pension adjustment	1.1	—	1.1	—
Reclassification of pension into earnings	0.7	0.5	2.1	1.5
Comprehensive Income	$30.5	$16.0	$96.0	$55.1
Other comprehensive (income) loss attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests	(0.2)	0.3	(0.2)	0.4
Foreign currency translation adjustment attributable to noncontrolling interests	(0.1)	0.9	(0.5)	1.9
Comprehensive Income Attributable to Stockholders	$30.2	$17.2	$95.3	$57.4

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2017	2016
	(In millions)
Operating Activities
Net income	$51.2	$30.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.7	28.7
Amortization of deferred financing fees	1.0	0.8
Deferred income taxes	(5.1)	(0.3)
Stock-based compensation	5.6	4.0
Dividends from unconsolidated affiliates	2.8	5.1
Other non-current liabilities	(12.9)	(6.0)
Other	3.1	(9.1)
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	(0.8)	17.3
Inventories	(52.7)	(29.2)
Other current assets	1.7	—
Accounts payable	124.3	18.3
Other current liabilities	7.4	(36.9)
Net cash provided by operating activities	157.3	22.9

Investing Activities
Expenditures for property, plant and equipment	(25.1)	(28.3)
Proceeds from the sale of assets	1.1	9.5
Investments in equity securities	(5.6)	—
Business acquisitions, net of cash acquired	(1.0)	(107.7)
Net cash used for investing activities	(30.6)	(126.5)

Financing Activities
Additions to long-term debt	246.2	24.8
Reductions of long-term debt	(50.7)	(40.1)
Net change to revolving credit agreements	(112.6)	59.4
Cash dividends paid	(14.8)	(14.3)
Cash dividends paid to noncontrolling interest	(0.3)	(0.2)
Financing fees paid	(4.8)	(1.6)
Other	(0.1)	—
Net cash provided by financing activities	62.9	28.0

Effect of exchange rate changes on cash	5.4	5.3

Cash and Cash Equivalents
Increase (decrease) for the period	195.0	(70.3)
Balance at the beginning of the period	43.2	155.1
Balance at the end of the period	$238.2	$84.8

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain on AFS Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance, January 1, 2016	$0.1	$0.1	$(42.5)	$320.3	$336.7	$(90.1)	$—	$(4.0)	$(59.8)	$460.8	$1.9	$462.7
Stock-based compensation	—	—	—	4.0	—	—	—	—	—	4.0	—	4.0
Stock issued under stock compensation plans	—	—	5.3	(5.3)	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	30.6	—	—	—	—	30.6	(0.4)	30.2
Cash dividends on common stock	—	—	—	—	(14.3)	—	—	—	—	(14.3)	—	(14.3)
Current period other comprehensive income	—	—	—	—	—	18.3	—	4.9	—	23.2	—	23.2
Reclassification adjustment to net income	—	—	—	—	—	—	—	0.2	1.5	1.7	—	1.7
Acquisition of Bolzoni	—	—	—	—	—	—	—	—	—	—	69.8	69.8
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(62.2)	(62.2)
Cash dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Balance, September 30, 2016	$0.1	$0.1	$(37.2)	$319.0	$353.0	$(71.8)	$—	$1.1	$(58.3)	$506.0	$7.0	$513.0

Balance, January 1, 2017	$0.1	$0.1	$(36.9)	$319.6	$360.3	$(92.0)	$—	$(12.2)	$(75.2)	$463.8	$6.6	$470.4
Stock-based compensation	—	—	—	5.6	—	—	—	—	—	5.6	—	5.6
Stock issued under stock compensation plans	—	—	5.1	(5.1)	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	51.0	—	—	—	—	51.0	0.2	51.2
Cash dividends on common stock	—	—	—	—	(14.8)	—	—	—	—	(14.8)	—	(14.8)
Current period other comprehensive income	—	—	—	—	—	30.5	2.8	7.0	1.1	41.4	—	41.4
Reclassification adjustment to net income	—	—	—	—	—	—	—	1.3	2.1	3.4	—	3.4
Acquisition of business	—	—	—	—	—	—	—	—	—	—	0.3	0.3
Cash dividends paid to noncontrolling interest	—	—	—	—	—	—		—	—	—	(0.3)	(0.3)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.5	0.5
Balance, September 30, 2017	$0.1	$0.1	$(31.8)	$320.1	$396.5	$(61.5)	$2.8	$(3.9)	$(72.0)	$550.4	$7.3	$557.7

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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

The Company also operates Bolzoni S.p.A. ("Bolzoni"). Bolzoni is a leading worldwide producer of attachments, forks and lift tables marketed under the Bolzoni Auramo® and Meyer® brand names. Bolzoni products are manufactured in Italy, China, Germany, Finland and the United States. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift-truck attachments and industrial material handling.

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2017 and the results of its operations for the three and nine months ended September 30, 2017 and 2016 and the results of its cash flows and changes in equity for the nine months ended September 30, 2017 and 2016 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (Subsequent ASUs have been issued in 2015, 2016 and 2017 to update or clarify this guidance)
The new guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.
January 1, 2018
The Company's evaluation process of the new standard includes, but is not limited to, identifying contracts and revenue streams within the scope of the guidance, reviewing and documenting the accounting and identifying and determining the accounting for any related contract costs. The Company continues to document this evaluation and has begun to implement processes and controls for certain revenue streams as warranted by the guidance. The Company's evaluation of revenue streams and contracts at Bolzoni will continue in the fourth quarter of 2017. The Company plans to adopt the standard for the first quarter of 2018 using the modified retrospective approach and expects to record a cumulative adjustment to equity for open contracts as of January 1, 2018. At this time, the Company does not expect the impact of the standard on its financial statements, business processes and internal controls over financial reporting to be material. In addition, the standard requires new disclosures which the Company continues to evaluate, and which will first be required in the Company's March 31, 2018 Quarterly Report on Form 10-Q.

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
January 1, 2018
The Company anticipates the adoption will increase the volatility of other (income) expense as a result of applying the guidance. The Company expects to record a cumulative adjustment to equity for deferred gains or losses related to an equity investment in a third-party as of January 1, 2018. Subsequent changes in the fair value of this investment will be recognized directly in earnings.

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
January 1, 2018
The Company expects to present the components of net benefit cost, other than service cost, in other (income) expense for its U.S. and non-U.S. pension plans as of January 1, 2018. Service cost for the Company's U.S. and non-U.S. pension plans will continue to be reported in operating profit.

Standard	Description	Required Date of Adoption	Effect on the financial statements or other significant matters
ASU No. 2016-02, Leases (Topic 842)(Subsequent ASUs have been issued in 2017 to update or clarify this guidance)
The guidance requires lessees (with the exception of short-term leases) to recognize, at the commencement date, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.
January 1, 2019
The Company's evaluation process of the new standard includes, but is not limited to, evaluating its current lease portfolio, identifying relevant contracts and attributes affected by the standard and determining the required accounting upon adoption. In addition, the Company expects to implement new processes and controls regarding asset financing transactions and financial reporting. The Company continues to evaluate its global leasing portfolio and has initiated training of relevant personnel. This evaluation will continue in the fourth quarter of 2017 and throughout 2018. While the Company's evaluation of the alternative methods of adoption and the effect on its financial position, results of operations, cash flows and related disclosures is ongoing; the Company anticipates the adoption will materially affect the consolidated balance sheets and will require changes to the Company's systems and processes.

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
The guidance makes targeted changes to the hedge accounting model intended to facilitate financial reporting that more closely reflects an entity’s risk management activities and to simplify the application of hedge accounting. Changes include expanding the types of risk management strategies eligible for hedge accounting, easing the documentation and effectiveness assessment requirements, changing how ineffectiveness is measured and changing the presentation and disclosure requirements for hedge accounting activities.

		January 1, 2019	The Company is currently evaluating the adoption and the effect on its financial position, results of operations, cash flows and related disclosures.
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

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2017	2016	2017	2016
Revenues from external customers
Americas	$447.8	$410.7	$1,346.7	$1,241.9
EMEA	165.6	138.0	500.6	441.5
JAPIC	38.9	46.2	124.9	125.0
Lift truck business	652.3	594.9	1,972.2	1,808.4
Bolzoni	44.3	36.2	127.8	75.1
Nuvera	0.3	1.4	3.3	1.9
Eliminations	(5.8)	(3.2)	(13.6)	(6.3)
Total	$691.1	$629.3	$2,089.7	$1,879.1
Gross profit (loss)
Americas	$83.6	$72.8	$251.2	$217.8
EMEA	20.5	18.7	66.6	65.1
JAPIC	4.4	4.2	14.1	12.9
Lift truck business	108.5	95.7	331.9	295.8
Bolzoni	13.5	9.2	39.7	22.0
Nuvera	(0.4)	(0.3)	(1.9)	(1.3)
Eliminations	(0.2)	—	(0.5)	—
Total	$121.4	$104.6	$369.2	$316.5
Operating profit (loss)
Americas	$27.8	$23.4	$85.5	$55.1
EMEA	(1.1)	(1.4)	3.3	4.2
JAPIC	(2.6)	(1.5)	(5.5)	(4.0)
Lift truck business	24.1	20.5	83.3	55.3
Bolzoni	2.1	(2.5)	4.9	(1.8)
Nuvera	(8.1)	(12.6)	(28.1)	(27.0)
Eliminations	(0.2)	—	(0.5)	—
Total	$17.9	$5.4	$59.6	$26.5
Net income (loss) attributable to stockholders
Americas	$22.7	$20.2	$67.0	$43.2
EMEA	(1.7)	1.9	1.6	6.4
JAPIC	(1.3)	(0.2)	(2.8)	(0.9)
Lift truck business	19.7	21.9	65.8	48.7
Bolzoni	1.9	(2.0)	3.3	(1.9)
Nuvera	(4.9)	(7.6)	(16.9)	(16.2)
Eliminations	(0.2)	—	(1.2)	—
Total	$16.5	$12.3	$51.0	$30.6

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

A reconciliation of the consolidated federal statutory to reported income tax rate is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2017	2016	2017	2016
Income before income taxes	$15.9	$6.9	$58.5	$27.6
Statutory taxes at 35%	$5.6	$2.4	$20.5	$9.7
Interim adjustment	(0.1)	—	0.2	—
Permanent adjustments:
Non-U.S. rate differences	(1.9)	(1.9)	(6.7)	(4.6)
Equity interest earnings	(0.4)	(0.4)	(1.8)	(1.1)
Valuation allowance	1.0	0.5	2.2	1.0
Federal tax credits	(0.3)	(0.6)	(1.4)	(1.1)
State income taxes	0.3	(0.1)	0.8	0.1
Other	(0.1)	0.1	0.2	0.3
	$(1.4)	$(2.4)	$(6.7)	$(5.4)
Discrete items	$(4.9)	$(5.1)	$(6.7)	$(6.9)
Income tax provision	$(0.8)	$(5.1)	$7.3	$(2.6)
Reported income tax rate	(5.0)%	(73.9)%	12.5%	(9.4)%

During the third quarter of 2017, the Company settled various federal obligations in Brazil through the utilization of its federal net operating loss carryforwards for which a valuation allowance was previously provided. As a result of the utilization of deferred tax assets, the Company released the associated valuation allowance previously provided of $4.7 million.

In addition, during the first nine months of 2017, the Company recognized a net discrete tax benefit of $4.4 million from an internal sale of a subsidiary between consolidated companies resulting in the repatriation of non-U.S. accumulated earnings taxed at higher rates, partially offset by a $1.6 million valuation allowance provided against deferred tax assets in China where the Company has determined that such deferred tax assets no longer meet the more likely than not standard for realization.

During the third quarter of 2016, the Company received a notice from the Italian Tax Authority approving the transfer of certain tax losses as part of an internal restructuring. As a result, the Company believed it is more likely than not that deferred tax assets for such losses of approximately $3.2 million will be realized in the foreseeable future and released the valuation allowance previously provided. In addition, the Company recognized a discrete tax benefit of $2.0 million, related to provision-to-return items, primarily for a U.S. tax benefit for manufacturing activities, adjustments for certain foreign earnings and repatriations, and the research and development credit.

Other discrete items during the first nine months of 2016 include a discrete tax benefit of $4.0 million. As a result of the acquisition of Bolzoni, the Company changed its previous reinvestment assertion; consequently, all of the earnings of its European operations were considered permanently reinvested and the previously provided deferred tax liability was no longer required. In addition, the Company recognized a discrete tax expense of $1.6 million in the first nine months of 2016 related to non-deductible acquisition expenses.

Note 5—Reclassifications from OCI

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI				Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2017	2016	2017	2016
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$(0.5)	$(0.9)	$(2.0)	$(1.8)	Cost of sales
Total before tax	(0.5)	(0.9)	(2.0)	(1.8)	Income before income taxes
Tax benefit	(0.1)	0.5	0.7	1.6	Income tax provision (benefit)
Net of tax	$(0.6)	$(0.4)	$(1.3)	$(0.2)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(1.1)	$(0.7)	$(3.3)	$(2.3)	(a)
Prior service credit	—	—	0.2	0.2	(a)
Total before tax	(1.1)	(0.7)	(3.1)	(2.1)	Income before income taxes
Tax benefit	0.4	0.2	1.0	0.6	Income tax provision (benefit)
Net of tax	$(0.7)	$(0.5)	$(2.1)	$(1.5)	Net income
Total reclassifications for the period	$(1.3)	$(0.9)	$(3.4)	$(1.7)
(a) These OCI components are included in the computation of net pension cost (see Note 7 for additional details).

Note 6—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At September 30, 2017, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $274.6 million and $272.5 million, respectively. At December 31, 2016, the fair value and book value of revolving credit agreements and long-term debt, excluding capital leases, was $184.5 million.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $850.7 million at September 30, 2017, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner and Mexican pesos. The Company held forward foreign currency exchange contracts with total notional amounts of $592.9 million at December 31, 2016, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner and Mexican pesos. The fair value of these contracts approximated a net liability of $7.3 million and $22.7 million at September 30, 2017 and December 31, 2016, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2017, $1.9 million of the amount of net deferred loss included in OCI at September 30, 2017 is expected to be reclassified as a loss into the unaudited condensed consolidated statement of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on the Term Loan borrowings and one and three-month LIBOR borrowings. The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at September 30, 2017 and December 31, 2016:

Notional Amount		Average Fixed Rate
September 30	December 31	September 30	December 31
2017	2016	2017	2016	Term at September 30, 2017
$100.0	$100.0	1.47%	1.47%	Extending to December 2018
56.5	—	1.94%	—%	November 2017 to November 2022
83.5	—	2.20%	—%	December 2018 to May 2023

The Company does not apply hedge accounting to the interest rate derivatives which expire December 2018. The fair value of all interest rate swap agreements was a net liability of $0.7 million and $0.3 million at September 30, 2017 and December 31, 2016, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2017, $0.1 million of the amount included in OCI is expected to be reclassified as expense in the unaudited condensed consolidated statement of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	SEPTEMBER 30 2017	DECEMBER 31 2016	Balance Sheet Location	SEPTEMBER 30 2017	DECEMBER 31 2016
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$0.2	$—
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	0.4	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	2.9	$—	Prepaid expenses and other	0.7	$—
	Other current liabilities	6.5	3.7	Other current liabilities	7.5	14.0
Long-term	Other non-current assets	4.3	—	Other non-current assets	1.1	—
	Other long-term liabilities	0.3	—	Other long-term liabilities	6.3	10.1
Total derivatives designated as hedging instruments		$14.0	$3.7		$16.2	$24.1
Derivatives not designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Other current liabilities	$0.1	$—	Other current liabilities	$—	$0.3
Long-term	Other non-current assets	0.1	0.2	Other non-current assets	—	—
	Other long-term liabilities	—	—	Other long-term liabilities	0.3	0.2
Foreign currency exchange contracts
Current	Prepaid expenses and other	—	—	Prepaid expenses and other	—	—
	Other current liabilities	0.6	1.6	Other current liabilities	6.3	3.9
Total derivatives not designated as hedging instruments		$0.8	$1.8		$6.6	$4.4
Total derivatives		$14.8	$5.5		$22.8	$28.5

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of September 30, 2017				Derivative Liabilities as of September 30, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$0.1	$(0.1)	$—	$—	$0.8	$(0.1)	$0.7	$0.7
Foreign currency exchange contracts	5.4	(5.4)	—	—	12.7	(5.4)	7.3	7.3
Total derivatives	$5.5	$(5.5)	$—	$—	$13.5	$(5.5)	$8.0	$8.0

	Derivative Assets as of December 31, 2016				Derivative Liabilities as of December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$0.2	$(0.2)	$—	$—	$0.5	$(0.2)	$0.3	$0.3
Foreign currency exchange contracts	—	—	—	—	22.7	—	22.7	22.7
Total derivatives	$0.2	$(0.2)	$—	$—	$23.2	$(0.2)	$23.0	$23.0

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	THREE MONTHS ENDED		NINE MONTHS ENDED			THREE MONTHS ENDED		NINE MONTHS ENDED			THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30					SEPTEMBER 30					SEPTEMBER 30
Derivatives designated as hedging instruments	2017	2016	2017	2016		2017	2016	2017	2016		2017	2016	2017	2016
Cash Flow Hedges
Interest rate swap agreements	$(0.2)	$—	$(0.6)	$—	Interest expense	$—	$—	$—	$—	Other	$—	$—	$—	$—
Foreign currency exchange contracts	$1.5	$(0.7)	$15.2	$7.7	Cost of sales	$(0.5)	$(0.9)	$(2.0)	$(1.8)	Cost of sales	$(0.1)	$(0.1)	$(0.1)	$(0.2)
Total	$1.3	$(0.7)	$14.6	$7.7		$(0.5)	$(0.9)	$(2.0)	$(1.8)		$(0.1)	$(0.1)	$(0.1)	$(0.2)

											Amount of Gain or (Loss) Recognized in Income on Derivative
											THREE MONTHS ENDED		NINE MONTHS ENDED
											SEPTEMBER 30
Derivatives Not Designated as Hedging Instruments										Location of Gain or (Loss) Recognized in Income on Derivative	2017	2016	2017	2016
Cash Flow Hedges
Interest rate swap agreements										Other	$0.1	$0.5	$—	$(1.2)
Foreign currency exchange contracts										Cost of sales	(0.2)	(0.2)	1.5	0.3
Total											$(0.1)	$0.3	$1.5	$(0.9)

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

During the third quarter of 2017, the Company recognized a settlement loss of $1.0 million resulting from lump-sum distributions exceeding the total projected interest cost for the plan year for one of its U.S. pension plans. The Company remeasured the plan as of September 30, 2017 using a discount rate of 3.50% compared to the December 31, 2016 discount rate of 3.75%. As a result of the remeasurement, the funded status of the plan increased by $0.8 million and accumulated other comprehensive income increased by $1.8 million ($1.2 million net of tax).

The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016 that it expected to make no contributions to its U.S. pension plans and contribute approximately $3.0 million to its non-U.S. pension plans in 2017. The Company now expects to contribute approximately $0.5 million and $9.2 million to its U.S. and non-U.S. pension plans, respectively, in 2017.

The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2017	2016	2017	2016
U.S. Pension
Interest cost	$0.6	$0.7	$2.0	$2.2
Expected return on plan assets	(1.2)	(1.3)	(3.7)	(3.7)
Settlement loss	1.0	—	1.0	—
Amortization of actuarial loss	0.4	0.4	1.3	1.2
Amortization of prior service credit	—	—	(0.2)	(0.2)
Total	$0.8	$(0.2)	$0.4	$(0.5)
Non-U.S. Pension
Service cost	$—	$—	$0.1	$0.1
Interest cost	1.0	1.2	3.0	3.8
Expected return on plan assets	(2.3)	(2.1)	(6.8)	(6.7)
Amortization of actuarial loss	0.7	0.3	2.0	1.1
Total	$(0.6)	$(0.6)	$(1.7)	$(1.7)

Note 8—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2017	DECEMBER 31 2016
Finished goods and service parts	$208.3	$171.9
Work in process	21.2	26.1
Raw materials	231.1	191.4
Total manufactured inventories	460.6	389.4
LIFO reserve	(40.7)	(37.2)
Total inventory	$419.9	$352.2

The cost of certain manufactured inventories, including service parts, has been determined using the last-in-first-out (“LIFO”) method. At September 30, 2017 and December 31, 2016, 49% and 54%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

Note 9—Current and Long-Term Financing

The Company has a $200.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in April 2022. On May 30, 2017, the Company amended the Facility to, among other things, permit term loans and related liens, reduce the availability from $240.0 million and extend the expiration of the Facility from April 2021. There were no borrowings outstanding under the Facility at September 30, 2017. The excess availability under the Facility, at September 30, 2017, was $196.0 million, which reflects reductions of $4.0 million for letters of credit and other restrictions. The Facility consists of a U.S. revolving credit facility in the maximum initial amount of $120.0 million and a non-U.S. revolving credit facility in the maximum initial amount of $80.0 million. The Facility can be increased up to the total aggregate amount of $300.0 million over the term of the agreement in minimum increments of $10.0 million subject to certain conditions. The obligations under the Facility are generally secured by a first priority lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory and a second priority lien on the Term Loan Collateral (defined below). The approximate book value of assets held as collateral under the Facility was $1.0 billion as of September 30, 2017.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective September 30, 2017, for U.S. base rate loans and LIBOR loans were 0.25% and 1.25%, respectively. The applicable margins, effective September 30, 2017, for non-U.S. base rate loans and LIBOR loans was 1.25%. The applicable LIBOR interest rates under the Facility on September 30, 2017 were 2.48% and 1.25%, respectively, for the U.S. and non-U.S. facility including the applicable floating rate margin. The Facility also required the payment of a fee of 0.350% per annum on the unused commitment as of September 30, 2017.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as defined in the Facility, and limits the payment of dividends. If availability for both total and U.S. revolving credit facilities on a pro forma basis, is greater than fifteen percent and less than or equal to twenty percent, the Company may pay dividends subject to achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the availability is greater than twenty percent for both total and U.S. revolving credit facilities on a pro forma basis, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the U.S. revolver commitments, as defined in the Facility. At September 30, 2017, the Company was in compliance with the covenants in the Facility.

On May 30, 2017, the Company entered into an agreement for a $200.0 million term loan (the “Term Loan”), which matures on May 30, 2023. The Term Loan requires quarterly principal payments on the last day of each March, June, September and December commencing September 30, 2017 in an amount equal to $2.5 million and the final principal repayment due on the May 30, 2023. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At September 30, 2017, there was $197.5 million of principal outstanding under the Term Loan which has been reduced in the unaudited condensed consolidated balance sheet by $4.3 million of discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property (collectively, the "Term Loan Collateral") and a second priority lien on the remaining collateral of the U.S. borrowers in the Facility. The approximate book value of assets held as collateral under the Term Loan was $690 million as of September 30, 2017.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin is based on the consolidated leverage ratio, as provided in the Term Loan, and ranges from 2.75% to 3.00% for U.S. base rate loans and 3.75% to 4.00% for Eurodollar loans. The weighted average interest rate on the amount outstanding under the Term Loan at September 30, 2017 was 5.24%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of regularly scheduled dividends and other restricted payments to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 1.75 to 1.00 at the time of the payment. The Term Loan also contains a provision requiring a premium to be paid in the event of a repricing of the borrowings under the Term Loan, whether by amendment or entry into new loans, within the six month period following entry into the Term Loan. At September 30, 2017, the Company was in compliance with the covenants in the Term Loan.

The Company incurred fees and expenses of $4.8 million in 2017 related to the amendment to the Facility and entry into the Term Loan. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.

The Company had other debt outstanding, excluding capital leases, of approximately $79.3 million at September 30, 2017.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2017
Balance at January 1	$52.3
Current year warranty expense	25.3
Change in estimate related to pre-existing warranties	(4.9)
Payments made	(19.7)
Foreign currency effect	1.7
Balance at September 30	$54.7

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

Note 12—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at September 30, 2017 and December 31, 2016 were $151.0 million and $149.3 million, respectively. As of September 30, 2017, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at September 30, 2017 was approximately $194.6 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of September 30, 2017, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $32.1 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $7.3 million as of September 30, 2017. The $32.1 million is included in the $151.0 million of total amounts subject to recourse or repurchase obligations at September 30, 2017.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At September 30, 2017, approximately $128.5 million of the Company's total recourse or repurchase obligations of $151.0 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At September 30, 2017, loans from WF to HYGFS totaled $954.2 million. Although the Company’s contractual guarantee was $190.8 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $128.5 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $170.1 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $255.8 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at September 30, 2017:

	HYGFS	Total
Total recourse or repurchase obligations	$128.5	$151.0
Less: exposure limited for certain dealers	32.1	32.1
Plus: 7.5% of original loan balance	7.3	7.3
	103.7	126.2
Incremental obligation related to guarantee to WF	170.1	170.1
Total exposure related to guarantees	$273.8	$296.3

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

The Company's percentage share of the net income or loss from its equity investments in HYGFS and SN is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” section of the unaudited condensed consolidated statements of operations. The Company's equity investments are included on the line “Investment in Unconsolidated Affiliates” in the unaudited condensed consolidated balance sheets. At September 30, 2017 and December 31, 2016, the Company's investment in HYGFS was $14.4 million and $13.8 million, respectively. The Company's investment in SN was $34.9 million and $31.6 million at September 30, 2017 and December 31, 2016, respectively. Bolzoni's investment in unconsolidated affiliates was $0.4 million and $0.5 million at September 30, 2017 and December 31, 2016, respectively.

During the first nine months of 2017, the Company acquired an equity investment in a third party for $5.6 million. This investment is accounted for as an available-for-sale security and valued using a quoted market price in an active market, or Level 1 in the fair value hierarchy. The Company's investment as of September 30, 2017 was $9.3 million, which includes a $3.7 million unrealized gain ($2.8 million net of tax) that was recorded in OCI in the unaudited condensed consolidated balance sheet.

Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2017	2016	2017	2016
Revenues	$94.1	$89.3	$272.1	$259.1
Gross profit	$29.5	$27.8	$84.6	$79.6
Income from continuing operations	$7.5	$6.0	$20.7	$17.1
Net income	$7.5	$6.0	$20.7	$17.1

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

The Company also operates Bolzoni S.p.A. ("Bolzoni"). Bolzoni is a leading worldwide producer of attachments, forks and lift tables marketed under the Bolzoni Auramo® and Meyer® brand names. Bolzoni products are manufactured in Italy, China, Germany, Finland and the United States. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift-truck attachments and industrial material handling.

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

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)	NINE MONTHS ENDED		Favorable / (Unfavorable)
	SEPTEMBER 30			SEPTEMBER 30
	2017	2016	% Change	2017	2016	% Change
Lift truck unit shipments (in thousands)
Americas	14.0	13.7	2.2%	42.3	40.3	5.0%
EMEA	6.5	5.1	27.5%	20.8	17.5	18.9%
JAPIC	1.5	1.5	—%	4.4	4.1	7.3%
	22.0	20.3	8.4%	67.5	61.9	9.0%
Revenues
Americas	$447.8	$410.7	9.0%	$1,346.7	$1,241.9	8.4%
EMEA	165.6	138.0	20.0%	500.6	441.5	13.4%
JAPIC	38.9	46.2	(15.8)%	124.9	125.0	(0.1)%
Lift truck business	652.3	594.9	9.6%	1,972.2	1,808.4	9.1%
Bolzoni (1)	44.3	36.2	22.4%	127.8	75.1	n.m.
Nuvera	0.3	1.4	n.m.	3.3	1.9	n.m.
Eliminations	(5.8)	(3.2)	81.3%	(13.6)	(6.3)	115.9%
	$691.1	$629.3	9.8%	$2,089.7	$1,879.1	11.2%
Gross profit (loss)
Americas	$83.6	$72.8	14.8%	$251.2	$217.8	15.3%
EMEA	20.5	18.7	9.6%	66.6	65.1	2.3%
JAPIC	4.4	4.2	4.8%	14.1	12.9	9.3%
Lift truck business	108.5	95.7	13.4%	331.9	295.8	12.2%
Bolzoni (1)	13.5	9.2	46.7%	39.7	22.0	n.m.
Nuvera	(0.4)	(0.3)	n.m.	(1.9)	(1.3)	n.m.
Eliminations	(0.2)	—	n.m.	(0.5)	—	n.m.
	$121.4	$104.6	16.1%	$369.2	$316.5	16.7%
Selling, general and administrative expenses
Americas	$55.8	$49.4	(13.0)%	$165.7	$162.7	(1.8)%
EMEA	21.6	20.1	(7.5)%	63.3	60.9	(3.9)%
JAPIC	7.0	5.7	(22.8)%	19.6	16.9	(16.0)%
Lift truck business	84.4	75.2	(12.2)%	248.6	240.5	(3.4)%
Bolzoni (1)	11.4	11.7	2.6%	34.8	23.8	n.m.
Nuvera	7.7	12.3	37.4%	26.2	25.7	(1.9)%
	$103.5	$99.2	(4.3)%	$309.6	$290.0	(6.8)%

	THREE MONTHS ENDED		Favorable / (Unfavorable)	NINE MONTHS ENDED		Favorable / (Unfavorable)
	SEPTEMBER 30			SEPTEMBER 30
	2017	2016	% Change	2017	2016	% Change
Operating profit (loss)
Americas	$27.8	$23.4	18.8%	$85.5	$55.1	55.2%
EMEA	(1.1)	(1.4)	(21.4)%	3.3	4.2	(21.4)%
JAPIC	(2.6)	(1.5)	(73.3)%	(5.5)	(4.0)	n.m.
Lift truck business	24.1	20.5	17.6%	83.3	55.3	50.6%
Bolzoni (1)	2.1	(2.5)	n.m.	4.9	(1.8)	n.m.
Nuvera	(8.1)	(12.6)	35.7%	(28.1)	(27.0)	(4.1)%
Eliminations	(0.2)	—	n.m.	(0.5)	—	n.m.
	$17.9	$5.4	231.5%	$59.6	$26.5	124.9%
Interest expense	$6.2	$1.9	(226.3)%	$10.6	$5.0	(112.0)%
Other (income) expense	$(4.2)	$(3.4)	23.5%	$(9.5)	$(6.1)	55.7%
Net income (loss) attributable to stockholders
Americas	$22.7	$20.2	12.4%	$67.0	$43.2	55.1%
EMEA	(1.7)	1.9	n.m.	1.6	6.4	(75.0)%
JAPIC	(1.3)	(0.2)	n.m.	(2.8)	(0.9)	n.m.
Lift truck business	19.7	21.9	(10.0)%	65.8	48.7	35.1%
Bolzoni (1)	1.9	(2.0)	n.m.	3.3	(1.9)	n.m.
Nuvera	(4.9)	(7.6)	35.5%	(16.9)	(16.2)	(4.3)%
Eliminations	(0.2)	—	n.m.	(1.2)	—	n.m.
	$16.5	$12.3	34.1%	$51.0	$30.6	66.7%
Diluted earnings per share	$1.00	$0.75	33.3%	$3.09	$1.86	66.1%
Reported income tax rate	n.m.	n.m.		12.5%	n.m.
(1) Bolzoni was acquired on April 1, 2016 and its results of operations have been included since the acquisition date.
Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of September 30, 2017, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2017	2016	2017	2016
Unit backlog, beginning of period	35.3	30.5	30.7	26.9
Unit shipments	(22.0)	(20.3)	(67.5)	(61.9)
Unit bookings	21.8	20.4	71.9	65.6
Unit backlog, end of period	35.1	30.6	35.1	30.6

The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2017	2016	2017	2016
Bookings, approximate sales value	$520	$480	$1,645	$1,470
Backlog, approximate sales value	$860	$730	$860	$730

Third Quarter of 2017 Compared with Third Quarter of 2016

The following table identifies the components of change in revenues for the third quarter of 2017 compared with the third quarter of 2016:

Revenues
2016	$629.3
Increase (decrease) in 2017 from:
Unit volume and product mix	33.8
Bolzoni revenues	8.1
Foreign currency	7.6
Price	7.5
Parts	4.9
Other	(0.1)
2017	$691.1

Revenues increased 9.8% to $691.1 million in the third quarter of 2017 from $629.3 million in the third quarter of 2016. The increase was mainly due to higher unit and parts volume, favorable foreign currency movements and improved pricing in the lift truck business. In addition, increased Bolzoni revenues contributed to the improvement in revenues during the third quarter of 2017 compared with the third quarter of 2016.

Revenues in the Americas increased in the third quarter of 2017 compared with the third quarter of 2016 primarily as a result of increased unit shipments of higher-priced trucks, less deal-specific pricing and increased part sales. Revenues increased from sales of Class 5 internal combustion engine lift trucks, including the new standard truck and big trucks and Class 1 and Class 2 electric trucks, partially offset by lower sales of Class 4 trucks.

EMEA's revenues increased in the third quarter of 2017 compared with the third quarter of 2016 mainly as a result of increased unit shipments and favorable currency movements of $7.3 million from the translation of sales into U.S. dollars. The increase in unit shipments and revenues in EMEA primarily related to Class 1 electric-rider trucks and Class 3 warehouse trucks, as well as the new Class 5 internal combustion engine standard truck.

Revenues in JAPIC decreased in the third quarter of 2017 compared with the third quarter of 2016, mainly as a result of fewer shipments of higher-priced, higher-capacity lift trucks, predominantly big trucks.

The following table identifies the components of change in operating profit for the third quarter of 2017 compared with the third quarter of 2016:

Operating Profit
2016	$5.4
Increase (decrease) in 2017 from:
Lift truck gross profit	12.6
Bolzoni operations	4.6
Nuvera operations	4.5
Lift truck selling, general and administrative expenses	(9.2)
2017	$17.9

The Company recognized operating profit of $17.9 million in the third quarter of 2017 compared with $5.4 million in the third quarter of 2016. The increase in operating profit was primarily due to higher lift truck gross profit and favorable Nuvera and Bolzoni operations, partially offset by the increase in lift truck's selling, general and administrative expenses. The increase in the lift truck gross profit was primarily attributable to improved pricing, higher unit shipments and favorable currency movements of $7.2 million, partially offset by material cost inflation.

Operating profit in the Americas increased in the third quarter of 2017 compared with the third quarter of 2016 primarily as a result of improved gross profit mainly due to higher unit shipments and improved pricing, net of material cost inflation. The increase in gross profit was partially offset by higher selling, general and administrative expenses mainly from higher employee-related costs and for development and marketing of new products.

EMEA recognized an operating loss of $1.1 million in the third quarter of 2017 compared with $1.4 million in the third quarter of 2016. Higher gross profit from favorable currency movements of $6.7 million and higher unit shipments was mainly offset by higher material costs, a shift in sales mix to lower-priced, lower-margin products and an increase in selling, general and administrative expenses.

The operating loss in JAPIC increased in the third quarter of 2017 compared with the third quarter of 2016, primarily as a result of higher selling, general and administrative expenses as the Company continues to execute its strategic initiatives.

Bolzoni's operating profit increased in the third quarter of 2017 from the third quarter of 2016 primarily due to the absence of $2.6 million of one-time purchase accounting adjustments recorded in the third quarter of 2016 and higher gross profit from increased sales and higher productivity.

Nuvera's operating loss decreased in the third quarter of 2017 compared with the third quarter of 2016 primarily due to lower product development and production startup expenses which was partially offset by higher selling, general and administrative expenses, including employee-related costs and other general operating expenses.

The Company recognized net income attributable to stockholders of $16.5 million in the third quarter of 2017 compared with $12.3 million in the third quarter of 2016. The increase was primarily the result of the increase in operating profit, partially offset by higher interest expense in the third quarter of 2017 compared with the third quarter of 2016.

First Nine Months of 2017 Compared with First Nine Months of 2016

The following table identifies the components of change in revenues for the first nine months of 2017 compared with the first nine months of 2016:

		Revenues
2016		$1,879.1
Increase (decrease) in 2017 from:
Unit volume and product mix		133.8
Bolzoni revenues
First quarter 2017	$41.6
Increase in second and third quarter 2017 revenues	11.1	52.7
Unit price		18.0
Parts		15.2
Other		(5.8)
Foreign currency		(3.3)
2017		$2,089.7

Revenues increased 11.2% to $2,089.7 million in the first nine months of 2017 from $1,879.1 million in the first nine months of 2016. The increase was mainly attributable to the lift truck business from higher unit and parts volumes and the favorable effect of a decrease in deal-specific pricing during the first nine months of 2017 compared with the first nine months of 2016.

Revenues in the Americas increased in the first nine months of 2017 from the first nine months of 2016 primarily as a result of increased unit shipments of higher-priced trucks. Revenues increased primarily from sales of the Company's new Class 5 internal combustion engine standard truck and increased sales of higher-capacity, 3.5 to 8 ton, Class 5 trucks, as well as Class 1 and Class 2 trucks. In addition, a decrease in deal-specific pricing and an increase in parts sales also contributed to the increase in revenues in the first nine months of 2017 compared with the first nine months of 2016.

EMEA's revenues improved in the first nine months of 2017 from the first nine months of 2016 mainly as a result of increased unit shipments primarily related to shipments of the new Class 5 internal combustion engine standard truck and an increase in shipments of Class 1 electric-rider trucks.

The following table identifies the components of change in operating profit for the first nine months of 2017 compared with the first nine months of 2016:

Operating Profit
2016	$26.5
Increase (decrease) in 2017 from:
Lift truck gross profit	35.6
Bolzoni operations	6.7
Lift truck selling, general and administrative expenses	(8.1)
Nuvera operations	(1.1)
2017	$59.6

The Company recognized operating profit of $59.6 million in the first nine months of 2017 compared with $26.5 million in the first nine months of 2016. The increase in operating profit was primarily due to higher lift truck gross profit, partially offset by an increase in selling, general and administrative expenses. The increase in the lift truck gross profit was primarily due to higher unit shipments and related production efficiencies in addition to improved pricing, partially offset by material cost inflation.

Operating profit in the Americas increased in the first nine months of 2017 compared with the first nine months of 2016 primarily as a result of improved gross profit mainly due to higher unit shipments and related production efficiencies in addition to improved pricing. The increase in gross profit was partially offset by material cost inflation. In addition, selling, general and administrative expenses in the Americas increased in the first nine months of 2017 compared with the first nine months of 2016 primarily due to higher employee-related costs and for development and marketing of new products, offset by the absence of $6.1 million of prior period acquisition-related costs.

Operating profit in EMEA declined in the first nine months of 2017 compared with the first nine months of 2016 mainly as a result of an increase in selling, general and administrative expenses partially offset by higher gross profit. Gross profit improved primarily from higher unit shipments, partially offset by material cost inflation.

The operating loss in JAPIC increased in the first nine months of 2017 compared with the first nine months of 2016 mainly as a result of increased selling, general and administrative expenses partly offset by improved pricing.

Bolzoni's operating profit improved in the first nine months of 2017 from the first nine months of 2016 primarily due to the absence of $2.7 million of one-time purchase accounting adjustments recorded in 2016 and higher gross profit from higher sales in the comparable second and third quarters of 2017 compared with 2016. Gross profit in the first quarter of 2017 was $2.3 million.

During the first nine months of 2017, Nuvera's operating loss increased $1.1 million compared with the first nine months of 2016. In the first nine months of 2017, Nuvera had lower product development and production start-up expenses as the Company began transitioning from product development to production of its fuel-cell system in the second half of 2016. This decrease was more than offset by increased marketing, employee-related costs, professional fees and other general operating expenses.

The Company recognized net income attributable to stockholders of $51.0 million in the first nine months of 2017 compared with $30.6 million in the first nine months of 2016. The increase was primarily the result of the increase in operating profit, partially offset by higher interest expense in the first nine months of 2017 compared with the first nine months of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2017	2016	Change
Operating activities:
Net income	$51.2	$30.2	$21.0
Depreciation and amortization	31.7	28.7	3.0
Other	(5.5)	(5.5)	—
Working capital changes	79.9	(30.5)	110.4
Net cash provided by operating activities	157.3	22.9	134.4
Investing activities:
Expenditures for property, plant and equipment	(25.1)	(28.3)	3.2
Proceeds from the sale of assets	1.1	9.5	(8.4)
Investments in equity securities	(5.6)	—	(5.6)
Business acquisitions, net of cash acquired	(1.0)	(107.7)	106.7
Net cash used for investing activities	(30.6)	(126.5)	95.9
Cash flow before financing activities	$126.7	$(103.6)	$230.3

Net cash provided by operating activities increased $134.4 million in the first nine months of 2017 compared with the first nine months of 2016 primarily as a result of the change in working capital items and the increase in net income. The change in working capital was mainly due to accounts payable in the Americas returning to normalized levels during 2017 following an unplanned systems-related acceleration of supplier payments in December 2016, and lower payments of amounts accrued, primarily in the Americas, in the first nine months of 2017 compared with the first nine months of 2016.

The change in net cash used for investing activities during the first nine months of 2017 compared with the first nine months of 2016 is mainly the result of the acquisition of Bolzoni in the second quarter of 2016.

	2017	2016	Change
Financing activities:
Net increases of long-term debt and revolving credit agreements	$82.9	$44.1	$38.8
Cash dividends paid	(14.8)	(14.3)	(0.5)
Financing fees paid	(4.8)	(1.6)	(3.2)
Other	(0.4)	(0.2)	(0.2)
Net cash provided by financing activities	$62.9	$28.0	$34.9
Net cash provided by financing activities increased $34.9 million during the first nine months of 2017 compared with the first nine months of 2016. The increase in the first nine months of 2017 was due to borrowings under the Term Loan (as defined below), partially offset by repayments of borrowings under the Facility (as defined below) during the first nine months of 2017, primarily due to the unplanned systems-related acceleration of supplier payments in December 2016. The increase in the first nine months of 2016 was due to borrowings under the Facility (as defined below) related to the acquisition of Bolzoni.

Financing Activities

The Company has a $200.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in April 2022. On May 30, 2017, the Company amended the Facility to, among other things, permit term loans and related liens, reduce the availability from $240.0 million and extend the expiration of the Facility from April 2021. There were no borrowings outstanding under the Facility at September 30, 2017. The excess availability under the Facility at September 30, 2017 was $196.0 million, which reflects reductions of $4.0 million for letters of credit and other restrictions. The Facility consists of a U.S. revolving credit facility of $120.0 million and a non-U.S. revolving credit facility of $80.0 million. The Facility can be increased up to $300.0 million over the term of the agreement in minimum increments of $10.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory and a second lien on the Term Loan Collateral (defined below). The approximate book value of assets held as collateral under the Facility was $1.0 billion as of September 30, 2017.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective September 30, 2017, for U.S. base rate loans and LIBOR loans were 0.25% and 1.25%, respectively. The applicable margin, effective September 30, 2017, for non-U.S. base rate loans and LIBOR loans was 1.25%. The applicable LIBOR interest rates under the Facility on September 30, 2017 were 2.48% and 1.25%, respectively, for the U.S. and non-U.S. facility including the applicable floating rate margin. The Facility also required the payment of a fee of 0.350% per annum on the unused commitment as of September 30, 2017.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as defined in the Facility, and limits the payment of dividends. If availability for both total and U.S. revolving credit facilities on a pro forma basis, is greater than fifteen percent and less than or equal to twenty percent, the Company may pay dividends subject to achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the availability is greater than twenty percent for both total and U.S. revolving credit facilities on a pro forma basis, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the U.S. revolver commitments, as defined in the Facility. At September 30, 2017, the Company was in compliance with the covenants in the Facility.

On May 30, 2017, the Company entered into an agreement for a $200.0 million term loan (the “Term Loan”), which matures on May 30, 2023. The Term Loan requires quarterly principal payments on the last day of each March, June, September and December commencing September 30, 2017 in an amount equal to $2.5 million and the final principal repayment due on the May 30, 2023. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At September 30, 2017, there was $197.5 million of principle outstanding under the Term Loan which has been reduced in the unaudited condensed consolidated balance sheet by $4.3 million of discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property (collectively, the "Term Loan Collateral") and a second priority lien on the remaining collateral of the U.S. borrowers in the Facility. The approximate book value of assets held as collateral under the Term Loan was $690 million as of September 30, 2017.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin is based on the consolidated leverage ratio, as provided in the Term Loan, and ranges from 2.75% to 3.00% for U.S. base rate loans and 3.75% to 4.00% for Eurodollar loans. The weighted average interest rate on the amount outstanding under the Term Loan at September 30, 2017 was 5.24%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of regularly scheduled dividends and other restricted payments to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 1.75 to 1.00 at the time of the payment. The Term Loan also contains a provision requiring a premium to be paid in the event of a repricing of the borrowings under the Term Loan, whether by amendment or entry into new loans, within the six month period following entry into the Term Loan. At September 30, 2017, the Company was in compliance with the covenants in the Term Loan.

The Company incurred fees and expenses of $4.8 million in 2017 related to the amendment of the Facility and entry into the Term Loan. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.

The Company had other debt outstanding, excluding capital leases, of approximately $79.3 million at September 30, 2017. In addition to the excess availability under the Facility, the Company had remaining availability of $46.6 million related to other non-U.S. revolving credit agreements.

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

Following is a table summarizing the Term Loan and the Facility, as amended, as of September 30, 2017:

	Payments Due by Period
Contractual Obligations	Total	Year 1	Year 2	Year 3	Year 4	Year 5	After Year 5
Term Loan	$197.5	$10.0	$10.0	$10.0	$10.0	$10.0	$147.5
Interest payments on Term Loan	51.2	10.1	9.6	9.1	8.6	8.1	5.7
	$248.7	$20.1	$19.6	$19.1	$18.6	$18.1	$153.2

Since December 31, 2016, there have been no other significant changes in the total amount of the Company's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on pages 26 and 27 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Nine Months Ended September 30, 2017	Planned for Remainder of 2017	Planned 2017 Total	Actual 2016
Lift truck business	$19.9	$17.7	$37.6	$36.5
Bolzoni	4.1	2.5	6.6	4.0
Nuvera	1.1	1.3	2.4	2.2
	$25.1	$21.5	$46.6	$42.7

Planned expenditures for the remainder of 2017 are primarily for product development, improvements to information technology infrastructure, improvements at manufacturing locations and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	SEPTEMBER 30 2017	DECEMBER 31 2016	Change
Cash and cash equivalents	$238.2	$43.2	$195.0
Other net tangible assets	498.5	531.5	(33.0)
Intangible assets	57.7	56.2	1.5
Goodwill	57.4	50.7	6.7
Net assets	851.8	681.6	170.2
Total debt	(294.1)	(211.2)	(82.9)
Total equity	$557.7	$470.4	$87.3
Debt to total capitalization	35%	31%	4%

OUTLOOK

Americas Outlook

As it was in the first half of the year, growth in the Americas market in the third quarter of 2017 continued to be stronger than originally anticipated, and that growth is expected to continue in the fourth quarter of 2017. Unit shipments and unit and parts revenues are expected to increase in the fourth quarter of 2017 compared with the fourth quarter of 2016 as a result of the strong 2017 market and an increase in sales of higher-priced Class 5 internal combustion engine trucks, Class 1 electric trucks and Class 3 warehouse trucks.

Fourth-quarter 2017 operating profit in the Americas is expected to increase substantially compared with the fourth quarter of 2016. This anticipated improvement is expected to be driven by an increase in sales volumes of higher-priced Class 5 internal combustion engine trucks, including Big Trucks, as well as an expected improvement in product pricing, partially offset by material cost inflation and higher operating expenses.

In 2018, the Company expects the Americas market to continue to grow but at a more moderate rate than in 2017. In this market environment, 2018 revenues and parts sales are expected to increase over 2017 more than the market due to anticipated market share gains. Full-year 2018 operating profit is expected to be comparable to 2017. An increase in sales of higher-priced units, as well as the favorable effect of anticipated price increases, net of material cost inflation, are expected to be offset by higher operating expenses and an increase in costs associated with the marketing and sale of battery box replacement units along with the start of manufacturing of the 14- and 18-inch BBRs at the Greenville, North Carolina plant in the second half of 2018. These new BBR models are being developed to be used in many high-density warehouse applications.

EMEA Outlook

Markets in EMEA are expected to continue to grow in the fourth quarter of 2017 compared with the prior year period, but at a more moderate rate than in the fourth quarter of 2016 and first nine months of 2017. Unit revenues are expected to increase substantially in the fourth quarter of 2017 primarily as a result of the overall market conditions, as well as an expected increase in sales of Class 1 electric counterbalanced trucks and Class 2 and 3 electric warehouse trucks. In addition, anticipated benefits from favorable current currency rates are expected to contribute to the revenue increase.

Operating profit in the fourth quarter of 2017 is expected to be comparable to 2016. The anticipated favorable impact of improvements in unit revenues and related production efficiencies from the higher units, as well as benefits expected from the weakening U.S. dollar are anticipated to be offset by material cost inflation and higher operating expenses.

In 2018, the EMEA markets are expected to grow modestly. As a result of these market conditions, anticipated market share gains and the favorable effect of anticipated price increases, unit revenues are expected to increase in 2018. Anticipated benefits from favorable current currency rates are also expected to contribute to the revenue increase. Operating profit in the EMEA segment is also expected to increase in 2018 compared with 2017 as a result of benefits expected from currency movements, specifically the weakening U.S. dollar, higher sales volumes and favorable pricing, net of moderating material costs, partially offset by higher operating expenses.

JAPIC Outlook

For the fourth quarter of 2017, JAPIC is expected to continue to grow, driven primarily by China, but at a more moderate rate than in the prior year and first nine months of 2017. In this market environment, revenues and operating results are expected to improve during the fourth quarter of 2017 compared with the fourth quarter of 2016. This improvement is expected to be driven by increased unit volumes and a shift in mix to higher-margin Class 5 internal combustion engine trucks, including Big Trucks, Class 1 counter-balanced electric trucks and Class 2 warehouse trucks.

In 2018, the JAPIC market is expected to decline modestly, driven by China. However, as a result of the continued implementation of the Company's strategic initiatives, revenues and operating results are expected to improve compared with 2017, with higher employee-related expenses expected to partly offset the improvement in operating results.

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

To meet customer needs, the Company is developing new products in many segments that are expected to support its market share growth. In April 2017, the Company launched its new ReachStacker Big Truck model dedicated solely to container-handling applications in defined markets. This product has been well-received and is gaining traction. In October 2017, production began on a new 11-ton empty container handler Big Truck with a taller mast for higher stacking capabilities. The Company is also working with a customer to test a 52-ton Big Truck powered by a lithium-ion battery. In EMEA, the Company launched a new Class 3 electric stacker, warehouse truck with a platform for the driver in the 2017 third quarter, and, in early 2018, expects to introduce new Class 3 warehouse products in the Americas and new Class 1 electric counterbalanced trucks in EMEA. In addition to the lithium-ion Big Truck, the Company is testing an 8-9 ton high-performance, lithium-ion counterbalanced truck in EMEA. These new products, as well as those recently launched and the introduction of other new products in the pipeline, including trucks with new Nuvera BBRs, are expected to help increase market share, improve revenues and enhance operating margins.

The global lift truck market has remained strong throughout 2017 and is expected to continue to be strong through the end of the year. With this stronger than expected market, the Company has focused on a carefully paced ramp up in production and achievement of price goals, while maintaining a healthy backlog to manage production efficiencies.

Unit shipments and unit and parts revenues in the Lift Truck business are expected to increase during the fourth quarter of 2017 compared with the same period in 2016. Lift Truck operating profit is also expected to increase in the fourth quarter of 2017 compared with the fourth quarter of 2016, but net income is expected to be comparable to 2016. The increase in operating profit is primarily driven by higher revenues and anticipated benefits from favorable current currency rates, partly offset by higher operating costs and material cost inflation, net of price increases. Higher interest expense and a higher effective income tax rate are expected to offset the fourth quarter operating profit improvements.

The Company anticipates that commodity costs will continue to increase in the fourth quarter of 2017 from 2016 levels, but will moderate in 2018, although these markets, particularly steel, remain volatile and sensitive to changes in the global economy. The Company will continue to monitor these closely and adjust pricing accordingly.

Global markets in 2018 are expected to be comparable to 2017. The Company anticipates that benefits from expected unit and parts revenue increases driven by continued investments in the Company's strategic initiatives will be partially offset by higher operating expenses and moderating material cost inflation, resulting in a moderate increase in operating profit in 2018 compared with 2017. However, net income in 2018 is expected to decrease modestly from 2017 as a result of higher interest expense and a higher effective income tax rate, as well as the absence of tax benefits recognized in 2017 that are not expected to reoccur.

Bolzoni Outlook

The majority of Bolzoni's revenues are generated in the EMEA market, primarily Western and Eastern Europe, and, to a lesser degree, in the North America market. As a result of anticipated strong growth in both the EMEA and Americas markets and the continued implementation of sales enhancement programs, Bolzoni expects revenues in the fourth quarter of 2017 to increase compared with the prior year fourth quarter.

In addition to the anticipated increase in revenues and the expected operating leverage resulting from the sales growth, the implementation of several key strategic programs are expected to generate substantial growth in Bolzoni's operating profit and net income in the fourth quarter of 2017 compared with the prior year.

Continued improvements in revenues, operating profit and net income are expected in 2018 compared with 2017.

Nuvera Outlook

Progress continues to be made on the organizational realignment designed to enhance the overall strategic positioning and operational effectiveness of the fuel cell business, with Nuvera focused on fuel cell stacks, engines and associated components and the Lift Truck business focused on battery box replacements and integrated engine solutions. As mentioned above, the transition of the design, sales, marketing and product support responsibilities for the BBRs from Nuvera to the Lift Truck business has been completed. However, the manufacturing of the current range of BBRs remains at Nuvera's Billerica facility at the present time.

Due to the relatively high cost position and limited product range of currently available BBRs, the Company is taking a measured approach to developing its customer base by building relationships with customers that are willing to pay a premium for the high power density of the Nuvera BBR solution and the product support now offered through the Lift Truck business. During the 2017 third quarter, a number of additional units were built for further testing and development applications by the Lift Truck business, and sales of BBRs are increasing, with production slots filled through the end of the year. Nuvera expects a ramp-up of shipments during the fourth quarter from third quarter levels, with shipments expected to continue to increase in the first quarter of 2018. As the supply chain matures and volumes increase, costs for BBR components are expected to decrease, and as new, cost-reduced BBR models are introduced, including new 14- and 18-inch BBRs, the target customer portfolio is anticipated to expand. By the second half of 2018, production of the new 14- and 18-inch BBRs is expected to begin at the Lift Truck business' manufacturing plant in Greenville, North Carolina, with a steady ramp up in demand anticipated. In addition, BBR manufacturing at Nuvera's Billerica facility is expected to be phased out and transferred to the Lift Truck business by the end of 2018.

With the phase out of battery box replacement production in Billerica, Nuvera will focus on the design, manufacture and sales and marketing of fuel cell stacks and engines. In addition to growing demand for engines for BBRs, Nuvera is seeing significant interest for its stacks and fuel cell engines for applications outside of the BBR market and believes this can be a significant and profitable growth opportunity.

During the third quarter, the Company's fuel cell engines and BBRs reached a sufficient level of maturity that the Company could perform a detailed review of the most likely forward financial projection for the Nuvera business, taking into account the status and timing of engineering projects currently underway to cost reduce current products (stacks, engines and BBRs), the timing of the introduction of new products, the projected trajectory of sales by product type, including development activities and sales of fuel cell stacks and engines for application outside of the BBR market, and the level of operating expenses required at full commercialization. As a result of this exercise and based on the Company's revised business model, the Company believes it has better visibility of the future costs and actions required to reach profitable commercialization. The Company's current target is to achieve break-even in a late 2019 period, although this target could be achieved earlier or later depending on sales volumes for fuel cell powered lift trucks, as well as sales in other markets. The expected path is for moderating losses over the next two years.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, (2) the ability of dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (3) the political and economic uncertainties in the countries where the Company does business, (4) customer acceptance of pricing, (5) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (6) exchange rate fluctuations and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (7) delays in manufacturing and delivery schedules, (8) bankruptcy of or loss of major dealers, retail customers or suppliers, (9) customer acceptance of, changes in the costs of, or delays in the development of new products, (10) introduction of new products by, or more favorable product pricing offered by, competitors, (11) product liability or other litigation, warranty claims or returns of products, (12) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (13) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (14) the successful commercialization of Nuvera's technology, and (15) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation, the United Kingdom's exit from the European Union, the entry into new trade agreements and the imposition of tariffs.

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

Changes in internal control over financial reporting: During the third quarter of 2017, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following exhibits are filed as part of this report:

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

Hyster-Yale Materials Handling, Inc.

Date:	November 3, 2017	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)