Form 10-K
period 2017-12-31
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2018-02-27
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         YES ☒    NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES ☐     NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒     NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒     NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter): $783,867,203
Number of shares of Class A Common Stock outstanding at February 23, 2018: 12,566,715
Number of shares of Class B Common Stock outstanding at February 23, 2018: 3,899,006
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2018 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
Item 1. BUSINESS
General

Hyster-Yale Materials Handling, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company Hyster-Yale Group, Inc. ("HYG"), is a leading, globally integrated, full-line lift truck manufacturer. The Company offers a broad array of solutions aimed at meeting the specific materials handling needs of its customers, including attachments and hydrogen fuel cell power products, telematics, automation and fleet management services, as well as a variety of other power options for its lift trucks. The Company, headquartered in Cleveland, Ohio, through HYG designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, the Netherlands, Italy, Vietnam, the Philippines, Japan, Brazil and China. Hyster-Yale was incorporated as a Delaware corporation in 1999.

The Company operates Bolzoni S.p.A. ("Bolzoni"). Bolzoni is a leading worldwide producer of attachments, forks and lift tables marketed under the Bolzoni Auramo® and Meyer® brand names. Bolzoni products are manufactured in Italy, China, Germany, Finland and the United States. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift-truck attachments and industrial material handling.

The Company operates Nuvera Fuel Cells, LLC ("Nuvera"). Nuvera is an alternative-power technology company focused on fuel cell stacks and engines. Nuvera also supports on-site hydrogen production and dispensing systems that are designed to deliver clean energy solutions to customers.

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

Manufacturing and Assembly
The Company manufactures components, such as frames, masts and transmissions, and assembles lift trucks in the market of sale whenever practical to minimize freight cost and balance currency mix. In some instances, however, it utilizes one worldwide location to manufacture specific components or assemble specific lift trucks. Additionally, components and assembled lift trucks are exported when it is advantageous to meet demand in certain markets. The Company operates twelve lift truck manufacturing and assembly facilities worldwide with five plants in the Americas, three in EMEA and four in JAPIC, including joint venture operations. In addition, the Company operates seven Bolzoni manufacturing facilities worldwide.
Sales of lift trucks represented approximately 77% of the Company’s annual revenues in 2017 (approximately 48% internal combustion engine units and approximately 29% electric units), and 77% and 82% in 2016 and 2015, respectively. Service, rental and other revenues were approximately 5% in 2017, 6% in 2016 and 5% in 2015. Bolzoni's revenues were approximately 5% in 2017 and 4% in 2016.
During 2017, the Company’s retail shipments of lift trucks in North America by end market were approximately 23% to the food and beverage market, approximately 14% to the logistics market, approximately 14% to the natural resource and materials market, approximately 13% to the consumer and business trade market, approximately 13% to the manufacturing market, approximately 12% to the rental market and approximately 11% to the durable goods market.
Aftermarket Parts
The Company offers a line of aftermarket parts to service its large installed base of lift trucks currently in use in the industry. The Company offers online technical reference databases specifying the required aftermarket parts to service lift trucks and an aftermarket parts ordering system. Aftermarket parts sales represented approximately 13% of the Company’s annual revenues in each of 2017, 2016 and 2015.

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
Marketing
The Company’s marketing organization is structured in three regional divisions: the Americas; EMEA, which includes Europe, the Middle East and Africa; and JAPIC, which includes Japan, Asia, Pacific, India and China. In each region, certain marketing support functions for the Hyster® and Yale® brands are carried out by shared-services teams. These activities include sales and service training, information systems support, product launch coordination, specialized sales material development, help desks, order entry, marketing strategy and field service support.
Patents, Trademarks and Licenses
The Company relies on a combination of trade secret protection, trademarks, copyrights, and patents to establish and protect the Company's proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of the Company's technology to which they relate or competitors may design around the patents. The Company is not materially dependent upon patents or patent protection; however, as materials handling equipment has become more technologically advanced, the Company and its competitors have increasingly sought patent protection for inventions incorporated into their respective products. The Company owns the Hyster®,Yale®, Bolzoni Auramo®, Meyer® and Nuvera® trademarks and believes these trademarks are material to its business.
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
Independent Dealers
The Company’s dealers, located in 129 countries, are generally independently owned and operated. As of December 31, 2017, Hyster® had 20 independent dealers and Yale® had 32 independent dealers in the Americas. Hyster® had 66 independent dealers and Yale® had 94 independent dealers in EMEA and Hyster® had 43 independent dealers and Yale® had 13 independent dealers in JAPIC. As of December 31, 2017, the Company had 26 dual-branded dealers in the Americas, four in EMEA and three in JAPIC.
National Accounts
The Company operates a National Accounts program for both Hyster® and Yale®. The National Accounts program focuses on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The National Accounts program accounted for 17%, 17% and 16% of new lift truck unit volume in 2017, 2016 and 2015, respectively. The independent dealers support the National Accounts program by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with National Accounts sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, the National Accounts program markets services, including full maintenance leases and fleet management.
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
Under the joint venture agreement with HYGFS, the Company’s dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, the Company provides recourse or repurchase obligations to HYGFS or to others. In substantially all of these transactions, a perfected security interest is maintained in the lift trucks financed, so that in the event of a default, the Company has the ability to take title to the assets financed and sell it through the Hyster® or Yale® dealer network. Furthermore, the Company has established reserves for exposures under these agreements when required. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to guarantees for these certain eligible dealers are limited to 7.5% of their original loan balance. See Notes 17 and 18 to the Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.
Backlog
The following table outlines the Company's backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks:

	December 31, 2017	September 30, 2017	December 31, 2016
Units (in thousands)	33.8	35.1	30.7
Backlog, approximate sales value (in millions)	$860	$860	$740
As of December 31, 2017, the Company expects substantially all of its backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks to be sold during fiscal 2018. Backlog represents unfilled lift truck orders placed with the Company’s manufacturing and assembly facilities from dealers and National Account customers. In general, unfilled orders may be canceled at any time prior to the time of sale; however, the Company can assess cancellation penalties on dealer orders within a certain period prior to initiating production. The dollar value of backlog is calculated using the current unit backlog and the forecasted average sales price per unit.
Key Suppliers and Raw Materials
At times, the Company has experienced significant increases in material costs, primarily as a result of global price increases in industrial metals including steel, lead and copper and other commodity products, such as rubber, as a result of increased demand and limited supply. While the Company attempts to pass these increased costs along to its customers in the form of higher prices for its products, it may not be able to fully offset the increased costs of industrial metals and other commodities, due to overall market conditions and the lag time involved in implementing price increases for its products.
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

Cyclical Nature of Lift Truck Business
The Company’s lift truck business historically has been cyclical. Fluctuations in the rate of orders for lift trucks, attachments and fuel-cell technology reflect the capital investment decisions of the Company’s customers, which depend to a certain extent on the general level of economic activity in the various industries the lift truck customers serve. During economic downturns, customers tend to delay new lift truck and parts purchases. Consequently, the Company has experienced, and in the future may continue to experience, significant fluctuations in its revenues and net income.
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
The Company’s lift truck engineering centers utilize a three-dimensional CAD/CAM system and are interconnected, with each of the Company’s manufacturing and assembly facilities and certain suppliers. This allows for collaboration in technical engineering designs and collaboration with these suppliers. Additionally, the Company solicits customer feedback throughout the design phase to improve product development efforts. The Company invested $80.8 million, $74.1 million and $69.1 million on lift truck product and attachment design and development activities in 2017, 2016 and 2015, respectively.
Nuvera has two research and development locations. In the U.S., Billerica, Massachusetts is the primary location for design, development and testing of fuel-cell stacks and engines. In Europe, the operations at San Donato, Italy are primarily focused on fuel-cell systems integration and testing. The Company invested $23.7 million, $32.9 million and $19.2 million on product design and development activities at Nuvera in 2017, 2016 and 2015, respectively.
Sumitomo-NACCO Joint Venture
The Company has a 50% ownership interest in Sumitomo NACCO Forklift Co., Ltd. (“SN”), a limited liability company that was formed in 1970 primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each stockholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, the Company accounts for its ownership in SN using the equity method of accounting. The Company purchases Hyster®- and Yale®-branded lift trucks and related component and aftermarket parts from SN for sale outside of Japan under agreed-upon terms. The Company also contracts with SN for engineering design services on a cost plus basis and charges SN for technology used by SN but developed by the Company. During 2017, SN sold approximately 6,900 lift trucks.
Employees
As of January 31, 2018, the Company had approximately 6,800 employees. Certain employees in the Danville, Illinois parts depot operations are unionized. The Company’s contract with the Danville union expires in June 2018. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville, North Carolina are not represented by unions. In Brazil, all employees are represented by a union. The Company’s contracts with the Brazilian unions expire annually at which time salaries and certain benefits are negotiated for the following year. In Mexico, certain employees are unionized. The Company’s contract with the Mexico union expires annually in March, at which time salaries are negotiated for the following year. Benefits in Mexico are negotiated every other year.
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
Government and Trade Regulations
In the past, the Company’s business has been affected by trade disputes between the United States and Europe. In the future, to the extent the Company is affected by trade disputes with other foreign jurisdictions, and increased tariffs are levied on its goods, its results of operations may be materially adversely affected.
Item 1A. RISK FACTORS
The lift truck business is cyclical. Any downturn in the general economy could result in significant decreases in the Company's revenue and profitability and an inability to sustain or grow the business.
The Company's lift truck business historically has been cyclical. Fluctuations in the rate of orders for lift trucks, attachments and fuel-cell technology reflect the capital investment decisions of the Company's customers, which depend to a certain extent on the general level of economic activity in the various industries the lift truck customers serve. During economic downturns, customers tend to delay new lift truck and parts purchases. Consequently, the Company has experienced, and in the future may continue to experience, significant fluctuations in revenues and net income. If there is a downturn in the general economy, or in the industries served by lift truck customers, the Company's revenue and profitability could decrease significantly, and the Company may not be able to sustain or grow the business.
The cost of raw materials used by the Company's products has fluctuated and may continue to fluctuate, which could materially reduce the Company's profitability.
At times, the Company has experienced significant increases in materials costs, primarily as a result of global increases in industrial metals including steel, lead and copper and other commodity prices, such as rubber, as a result of increased demand and limited supply. The Company manufactures products that include raw materials that consist of steel, rubber, copper, lead, castings and counterweights. The Company also purchases parts provided by suppliers that are manufactured from castings and steel or contain lead. The cost of these parts is affected by the same economic conditions that impact the cost of the parts the

Company manufactures. The cost to manufacture lift trucks and related service parts has been and will continue to be affected by fluctuations in prices for these raw materials. If costs of these raw materials increase, the Company's profitability could be materially reduced.
The pricing and costs of the Company's products have been and may continue to be impacted by currency fluctuations, which could materially increase costs, and result in material exchange losses and reduce operating margins.
Because the Company conducts transactions in various currencies, including euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner, Mexican peso, Brazilian real and Chinese renminbi, lift truck pricing is subject to the effects of fluctuations in the value of these currencies and fluctuations in the related currency exchange rates. As a result, the Company's sales have historically been affected by, and may continue to be affected by, these fluctuations. In addition, exchange rate movements between currencies in which the Company purchases materials and components and manufactures certain products and the currencies in which the Company sells those products have been affected by and may continue to result in exchange losses that could materially reduce operating margins. Furthermore, the Company's hedging contracts may not fully offset risks from changes in currency exchange rates.
The Company is subject to risks relating to its non-U.S. operations.
Non-U.S. operations represent a significant portion of the Company's business. The Company expects revenue from non-U.S. markets to continue to represent a significant portion of total revenue. The Company owns or leases manufacturing facilities in Brazil, Italy, Mexico, the Netherlands, Northern Ireland, Finland, Germany and China, and owns interests in joint ventures with facilities in Japan, the Philippines and Vietnam. The Company also sells U.S. produced products to non-U.S. customers and sells non-U.S. produced products to U.S. customers. The Company's non-U.S. operations are subject to additional risks, which include:

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
Economic and political conditions in the United States and abroad may lead to significant changes in tax rules and regulations and/or lead to the adoption of restrictions on international trade. For example, recent measures to reform U.S. tax laws and proposals to reform non-U.S. tax laws or other regulations could significantly impact how multinational corporations are taxed. Although the Company cannot predict the final form of any regulation, if adopted at all, such regulations could, if enacted, have a material adverse impact on the Company's profitability.
The Company relies primarily on its network of independent dealers to sell lift trucks and aftermarket parts and the Company has no direct control over sales by those dealers to customers. Ineffective or poor performance by these independent dealers could result in a significant decrease in revenues and profitability and the inability to sustain or grow the business.
The Company relies primarily on independent dealers for sales of lift trucks and aftermarket parts. Sales of the Company's products are therefore subject to the quality and effectiveness of the dealers, who are not subject to the Company's direct control. As a result, ineffective or poorly performing dealers could result in a significant decrease in revenues and profitability and the Company may not be able to sustain or grow its business.

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

The Company may not be able to commercialize Nuvera’s fuel-cell technologies on economically efficient terms. Unforeseen difficulties, such as delays in development due to design defects or changes in specifications and insufficient research and development resources or cost overruns, may hinder the Company’s ability to incorporate Nuvera’s technologies into its product lines on an economically favorable basis or at all.

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
Through arrangements with WF and others, dealers and other customers are provided financing for new lift trucks in the United States and in major countries of the world outside of the United States. Through these arrangements, the Company's dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, the Company provides recourse or repurchase obligations such that it would become obligated in the event of default by the dealer or customer. Total amounts subject to these types of obligations were $203.5 million and $149.3 million at December 31, 2017 and 2016 , respectively. Generally, the Company maintains a perfected security interest in the assets financed such that, in the event that the Company becomes obligated under the terms of the recourse or repurchase obligations, it may take title to the assets financed. The Company cannot be certain, however, that the security interest will equal or exceed the amount of the recourse or repurchase obligations. In addition, the Company cannot be certain that losses under the terms of the recourse or repurchase obligations will not exceed the reserves that have been set aside in the consolidated financial statements. The Company could incur a charge to earnings if reserves prove to be inadequate, which could have a material adverse effect on results of operations and liquidity for the period in which the charge is taken.
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
The Company is subject to import and export controls, which could subject the Company to liability or impair the Company's ability to compete in international markets.
Due to the international scope of the Company's operations, the Company is subject to a complex system of import- and export-related laws and regulations, including U.S. export control and customs regulations and customs regulations of other countries. These regulations are complex and vary among the legal jurisdictions in which the Company operates. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions laws prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities. Any alleged or actual failure to comply with such laws and regulations may subject the Company to government scrutiny, investigation, and civil and criminal penalties, and may limit the Company's ability to import or export products or to provide services outside the United States. Depending on severity, any of these penalties could have a material impact on the Company's business, financial condition and results of operations. There can be no assurance that laws and regulations will not be changed in ways which will require the Company to modify its business models and objectives or affect the Company's returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright.
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
The Company may be subject to risks relating to increasing cash requirements of certain employee benefits plans which may affect its financial position.
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
The Company has two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock are entitled to cast one vote per share and, as of December 31, 2017, accounted for approximately 24 percent of the voting power of the Company. Holders of Class B common stock are entitled to cast ten votes per share and, as of December 31, 2017, accounted for the remaining voting power of the Company. As of December 31, 2017, certain members of the Company’s extended founding family held approximately 27 percent of the Company’s outstanding Class A common stock and approximately 85 percent of the Company’s outstanding Class B common stock. On the basis of this common stock ownership, certain members of the Company’s extended founding family could have exercised 71 percent of the Company’s total voting power. Although there is no voting agreement among such extended family members, in writing or otherwise, if they were to act in concert, they could control the outcome of director elections and other stockholder votes on significant corporate actions, such as certain amendments to the Company’s certificate of incorporation and sales of the Company or substantially all of its assets. Because certain members of the Company’s extended founding family could prevent other stockholders from exercising significant influence over significant corporate actions, the Company may be a less attractive takeover target, which could adversely affect the market price of its common stock.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The following table presents the principal assembly, manufacturing, distribution and office facilities that the Company owns or leases:

Segment	Facility Location	Owned/Leased	Function(s)
Lift Truck
Americas	Berea, Kentucky	Owned	Assembly of lift trucks and manufacture of component parts
	Charlotte, North Carolina	Leased	Customer experience and training center
	Cleveland, Ohio	Leased	Global headquarters
	Danville, Illinois	Owned	Americas parts distribution center
	Fairview, Oregon	Owned	Global executive administrative center; counterbalanced development center for design and testing of lift trucks, prototype equipment and component parts
	Greenville, North Carolina	Owned	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in Americas; Americas warehouse development center; assembly of lift trucks and manufacture of component parts
	Itu, Brazil	Owned	Assembly of lift trucks and parts distribution center
	Ramos Arizpe, Mexico	Owned	Manufacture of component parts for lift trucks
	Sulligent, Alabama	Owned	Manufacture of component parts for lift trucks
EMEA	Craigavon, Northern Ireland	Owned	Manufacture of lift trucks and cylinders; frame and mast fabrication for EMEA
	Frimley, Surrey, United Kingdom	Leased	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in EMEA
	Irvine, Scotland	Leased	European administrative center
	Masate, Italy	Leased	Assembly of lift trucks; European warehouse development center
	Nijmegen, The Netherlands	Owned	Big trucks development center; manufacture and assembly of big trucks and component parts; European parts distribution center
JAPIC	Shanghai, China	Owned	Assembly of lift trucks by Shanghai Hyster joint venture, sale of parts and marketing operations of China
	Sydney, Australia	Leased	Divisional headquarters and sales and marketing for JAPIC; JAPIC parts distribution center
	Pune, India	Leased	Engineering design services
Bolzoni	Helsinki, Finland	Leased	Manufacture and distribution of Bolzoni products
	Heibei, China	Owned	Manufacture and distribution of Bolzoni products
	Homewood, Illinois	Owned	Manufacture and distribution of Bolzoni products
	Piacenza, Italy	Owned	Bolzoni headquarters; manufacture and distribution of Bolzoni products
	Prato, Italy	Owned	Manufacture and distribution of Bolzoni products
	Salzgitter, Germany	Owned	Manufacture and distribution of Bolzoni products
	Wuxi, China	Owned	Manufacture and distribution of Bolzoni products
Nuvera	Billerica, Massachusetts	Leased	Nuvera research and development laboratory
	San Donato, Italy	Leased	Nuvera integration and testing
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

Name	Age	Current Position	Other Positions
Alfred M. Rankin, Jr.	76	Chairman, President and Chief Executive Officer of Hyster-Yale (from prior to 2013), Chairman of HYG (from prior to 2013).
Colin Wilson	63	President and Chief Executive Officer, HYG of Hyster-Yale (from September 2014), President and Chief Executive Officer of HYG (from September 2014).
President and Chief Operating Officer of HYG (from November 2013 to September 2014), President, Americas of HYG (from prior to 2013 to September 2014), Vice President and Chief Operating Officer of HYG (from prior to 2013 to November 2013).

Gregory J. Breier	52	Vice President, Tax of Hyster-Yale (from May 2014), Vice President, Tax of HYG (from prior to 2013).
Brian K. Frentzko	57	Vice President, Treasurer of Hyster-Yale (from prior to 2013), Vice President, Treasurer of HYG (from prior to 2013).
Amy E. Gerbick	46
Associate General Counsel, Director of Corporate Compliance and Assistant Secretary of Hyster-Yale (from May 2014), Associate General Counsel, Director of Corporate Compliance and Assistant Secretary of HYG (from May 2014).
			Associate, Jones Day (a law firm) (from prior to 2013 to May 2014).
Jennifer M. Langer	44	Vice President, Controller of Hyster-Yale (from February 2013), Vice President, Controller of HYG (from February 2013).	Controller of Hyster-Yale (from prior to 2013 to February 2013), Controller of HYG (from prior to 2013 to February 2013).
Lauren E. Miller	63	Senior Vice President, Chief Marketing Officer of Hyster-Yale (from January 2015), Senior Vice President, Chief Marketing Officer of HYG (from January 2015).	Senior Vice President, Marketing and Consulting of Hyster-Yale (from prior to 2013 to January 2015), Senior Vice President, Marketing and Consulting of HYG (from prior to 2013 to January 2015).
Charles F. Pascarelli	58	Senior Vice President, President, Americas of HYG (from January 2015)
President, Sales and Marketing, Americas of HYG (from March 2013 to January 2015), President, Sales and Marketing, The Raymond Corporation (an electrical materials handling company) (from prior to 2013 to March 2013).

Rajiv K. Prasad	54	Chief Product and Operations Officer of HYG (from February 2018).
Senior Vice President, Global Product Development, Manufacturing and Supply Chain Strategy of HYG (from September 2014 to February 2018). Vice President, Global Product Development and Manufacturing of HYG (from prior to 2013 to September 2014).

Anthony J. Salgado	47	Senior Vice President, JAPIC of HYG (from January 2016).
Vice President, Corporate Officer, UniCarriers Corporation (an industrial company) (from April 2014 to January 2016), President, UniCarriers Americas Corporation (from October 2013 to January 2016), Vice President, Manufacturing Operations, UniCarriers Americas Corporation (from prior to 2013 to October 2013).

Harry Sands	66	Senior Vice President, Managing Director, Europe, Middle East and Africa of HYG (from June 2015).	Vice President, Manufacturing EMEA of HYG (from prior to 2013 to June 2015).
Kenneth C. Schilling	58	Senior Vice President and Chief Financial Officer of Hyster-Yale (from September 2014), Senior Vice President and Chief Financial Officer of HYG (from September 2014).	Vice President and Chief Financial Officer of Hyster-Yale (from prior to 2013 to September 2014), Vice President and Chief Financial Officer of HYG (from prior to 2013 to September 2014).
Gopichand Somayajula	61	Vice President, Global Product Development of HYG (from May 2013)	Vice President, Counterbalanced Engineering of HYG (from prior to 2013 to May 2013).
Suzanne S. Taylor	55	Senior Vice President, General Counsel and Secretary of Hyster-Yale (from May 2016), Senior Vice President, General Counsel and Secretary of HYG (from May 2016).
Vice President, Deputy General Counsel and Assistant Secretary of Hyster-Yale (from February 2013 to May 2016), Vice President, Deputy General Counsel and Assistant Secretary of HYG (from February 2013 to May 2016), Deputy General Counsel and Assistant Secretary of Hyster-Yale (from prior to 2013 to February 2013), Deputy General Counsel and Assistant Secretary of HYG (from prior to 2013 to February 2013).

Mark H. Trivett	48	Vice President Finance, Europe, Middle East and Africa of HYG (from prior to 2013).
Raymond C. Ulmer	54	Vice President Finance, Americas of HYG (from prior to 2013).
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

	2017
	Market Price
	High	Low	Cash Dividend
First quarter	$69.00	$54.07	$0.2950
Second quarter	$76.50	$53.50	$0.3025
Third quarter	$77.07	$62.62	$0.3025
Fourth quarter	$93.90	$76.10	$0.3025

	2016
	Market Price
	High	Low	Cash Dividend
First quarter	$68.21	$44.41	$0.2850
Second quarter	$70.19	$55.80	$0.2950
Third quarter	$66.43	$47.25	$0.2950
Fourth quarter	$68.75	$49.84	$0.2950
At December 31, 2017, there were approximately 846 Class A common stockholders of record and approximately 891 Class B common stockholders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program
Month #1 (October 1 to 31, 2017)	—	$—	—	$0
Month #2 (November 1 to 30, 2017)	—	$—	—	$0
Month #3 (December 1 to 31, 2017)	—	$—	—	$0
Total	—	$—	—	$0

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2017 (1)	2016	2015	2014	2013
	(In millions, except per share data)
Operating Statement Data:
Revenues	$2,885.2	$2,569.7	$2,578.1	$2,767.2	$2,666.3
Operating profit	$76.0	$34.9	$103.5	$148.8	$134.3
Net income	$48.9	$42.3	$75.1	$110.2	$110.2
Net (income) loss attributable to noncontrolling interest	(0.3)	0.5	(0.4)	(0.4)	(0.2)
Net income attributable to stockholders	$48.6	$42.8	$74.7	$109.8	$110.0
Basic earnings per share attributable to stockholders:	$2.95	$2.61	$4.58	$6.61	$6.58
Diluted earnings per share attributable to stockholders:	$2.94	$2.61	$4.57	$6.58	$6.54
Balance Sheet Data at December 31:
Total assets	$1,647.9	$1,287.1	$1,095.9	$1,120.8	$1,161.3
Long-term debt	$216.2	$82.2	$19.6	$12.0	$6.7
Stockholders' equity	$565.5	$463.8	$460.8	$454.5	$449.8
Cash Flow Data:
Provided by (used for) operating activities	$164.7	$(48.9)	$89.4	$100.0	$152.9
Used for investing activities	$(47.3)	$(145.1)	$(31.3)	$(44.4)	$(26.1)
Provided by (used for) financing activities	$53.1	$77.9	$(7.1)	$(110.5)	$(104.4)
Other Data:
Per share data:
Cash dividends	$1.2025	$1.1700	$1.1300	$1.0750	$1.0000
Market value at December 31	$85.16	$63.77	$52.45	$73.20	$93.16
Stockholders' equity at December 31	$34.35	$28.30	$28.23	$27.98	$26.91
Actual shares outstanding at December 31	16.462	16.391	16.324	16.241	16.714
Basic weighted average shares outstanding	16.447	16.376	16.307	16.607	16.725
Diluted weighted average shares outstanding	16.514	16.427	16.355	16.675	16.808
Total employees at December 31(2)	6,800	6,500	5,400	5,400	5,100

(1)
During 2017, the Company recognized $19.8 million of equity income from HYGFS and $38.2 million of income tax expense as a result of the Tax Cuts and Jobs Act (the “Tax Reform Act”), which was signed into law on December 22, 2017. Further information on the impacts of the Tax Reform Act is discussed in Note 6 to the consolidated financial statements.

(2)	Excludes temporary employees.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The Company's mission is to be a leading, globally integrated designer, manufacturer and marketer of a complete range of lift-truck solutions by leveraging its high-quality, application-tailored lift trucks, attachments and power solutions to offer the lowest cost of ownership and the best overall value. The Company’s core competency is lift truck manufacturing, but its goal is to become the lift truck solutions partner to the materials handling market, one customer and one industry at a time.

The Company’s objective is to provide a wide-range of solutions to its customers to generate profitable growth through increasing volumes, which in turn are expected to generate market share gains and drive improved margins. The Company plans to accomplish these objectives by implementing its core strategic initiatives to: be the leader in the delivery of industry- and customer-focused solutions; provide the lowest cost of ownership, while enhancing productivity for customers; be the leader in independent distribution; grow in emerging markets; be the leader in the attachments business and be a leader in fuel cells and their applications.
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
Product discounts: The Company records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. Lift truck sales revenue is recorded net of estimated discounts. The estimated discount amount is based upon historical trends for each lift truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, the Company offers special incentives to increase market share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained. If estimates of customer programs and incentives were one percent higher than the levels offered during 2017, the reserves for product discounts would increase and revenue would be reduced by $4.7 million. The Company's past results of operations have not been materially affected by a change in the estimate of product discounts and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.
Product returns: Products generally are not sold with the right of return with the exception of a small percentage of aftermarket parts. Based on historical experience, a portion of these aftermarket parts are estimated to be returned which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues at the time of sale based on this historical experience and the limited right of return provided to certain customers. If future trends were to change significantly from those experienced in the past, incremental reductions to revenues may result based on this new experience. If the estimate of average return rates for these aftermarket parts were to increase by one percent over historical levels, the reserves for product returns would increase and revenues would be reduced by $0.2 million. The Company's past results of operations have not been materially affected by a change in the estimate of product returns and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.
Product warranties: The Company provides for the estimated cost of product warranties at the time revenues are recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, the warranty obligation is affected by product failure rates, labor costs and replacement component costs incurred in correcting a product failure. If actual product failure rates, labor costs or replacement component costs differ from the Company's estimates, which are based on historical failure rates and consideration of known trends, revisions to the estimate of the cost to correct product failures would be required. If the estimate of the cost to correct product failures were to increase by one percent over 2017 levels, the reserves for product warranties would increase and additional expense of $0.2 million would be incurred. The Company's past results of operations have not been materially affected by a change in the estimate of product warranties and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change the estimates in the future.
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

The following illustrates the sensitivity of the net periodic benefit cost and projected benefit obligation to a 1% change in the discount rate or return on plan assets (in millions):

Assumption	Change	Increase (decrease) 2018 net pension expense	Increase (decrease) 2017 projected benefit obligation
Discount rate	1% increase	$0.1	$(6.1)
	1% decrease	(0.3)	6.7
Return on plan assets	1% increase	(1.0)	N/A
	1% decrease	1.0	N/A
See Note 9 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of the retirement benefit plans.
Long-lived assets, goodwill and intangible assets: Net property, plant and equipment, goodwill and net intangible assets at December 31, 2017 were $265.4 million, $59.1 million and $56.1 million, respectively. The Company makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based on a change in the expected use of the asset or performance of the related asset group.
The Company periodically evaluates long-lived assets, including intangible assets with finite lives, for impairment when changes in circumstances or the occurrence of certain events indicate the carrying amount of an asset may not be recoverable. Upon identification of indicators of impairment, assets and liabilities are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets or liabilities. The asset group would be considered impaired when the estimated future undiscounted cash flows generated by the asset group are less than carrying value. If the carrying value of an asset group is considered impaired, an impairment charge is recorded for the amount that the carrying value of the asset group exceeds its fair value. Fair value is estimated as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The determination of asset groups and the underlying cash flows requires the use of significant judgment.
The Company has intangible assets, including customer and contractual relationships, patents and technology, and trademarks. Intangible assets with a definite life are amortized over a period ranging from one to thirteen years on a systematic and rational basis (generally straight line) that is representative of the asset’s use. Costs related to internally developed intangible assets, such as patents, are expensed as incurred and included in selling, general and administrative expenses.
During the fourth quarter of 2017, in connection with the preparation of the Company's annual operating plan for 2018 and longer-term forecast, the Company identified indicators of impairment at Nuvera due to the extension of time expected to commercialize Nuvera's products and the related length of time needed to achieve break-even operating results and positive cash flows. Accordingly, the Company performed an impairment analysis during the fourth quarter of 2017 of Nuvera's long-lived assets, including property, plant and equipment and intangible assets with finite lives. Based on this analysis, it was determined that the fair value of these assets was less than the respective carrying amounts of such assets, and accordingly, the Company recognized an impairment charge of $4.9 million in the Nuvera segment, which is included in selling, general and administrative expenses in the consolidated statement of operations. The impairment charge reduced property, plant, and

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

equipment by $3.7 million and intangible assets by $1.2 million. See Note 11 and Note 12 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of the impairment charge.

Intangible assets with an indefinite life, including certain trademarks, are not amortized. Indefinite-lived intangible assets are tested for impairment annually, and are tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. An impairment loss generally would be recognized when the fair value is less than the carrying value of the indefinite-lived intangible asset.

Of the $56.1 million of net intangible assets, $18.0 million relates to indefinite-lived trademarks, related to the acquisition of Bolzoni. The primary valuation technique used in estimating the fair value of indefinite-lived intangible assets is the present value of discounted cash flows. Specifically, a relief of royalty rate is applied to estimated sales, with the resulting amounts discounted using an appropriate discount rate of a market participant. The relief of royalty rate is the estimated royalty rate a market participant would pay to acquire the right to market and produce the product. If the resulting discounted cash flows are less than book value of the indefinite-lived intangible asset, an impairment exists and the asset would be adjusted to fair value. Based on impairment testing as of May 1, 2017, no impairment was identified.

Goodwill is tested for impairment annually as of May 1 and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company completed the annual testing of impairment of goodwill as of May 1, 2017 at the reporting unit level for the related goodwill. The Company uses either a qualitative or quantitative analysis to determine whether fair value exceeds carrying value. An estimate of the fair value of the reporting unit is determined through a combination of comparable market values for similar businesses and discounted cash flows. These estimates can change significantly based on such factors as the reporting unit's financial performance, economic conditions, interest rates, growth rates, pricing, changes in business strategies and competition. Based on this testing, the fair value of each reporting unit was in excess of its carrying value and no impairment exists.
Factors which could result in future impairment charges include, but are not limited to, changes in worldwide economic conditions, changes in competitive conditions and customer preferences. These risk factors are discussed in Item 1A, "Risk Factors," of this Form 10-K. In addition, changes in the weighted average cost of capital could also impact impairment testing results. The Company will continue to monitor its reporting units and asset groups for any indicators of impairment.
Product liabilities: The Company provides for the estimated cost of personal and property damage relating to its products based on a review of historical experience and consideration of any known trends. Reserves are recorded for estimates of the costs for known claims and estimates of the costs of incidents that have occurred but for which a claim has not yet been reported, up to the stop-loss insurance coverage. While the Company engages in extensive product quality reviews and customer education programs, the product liability provision is affected by the number and magnitude of claims of alleged product-related injury and property damage and the cost to defend those claims. In addition, the estimates regarding the magnitude of claims are affected by changes in assumptions regarding medical costs, inflation rates and trends in damages awarded by juries. Changes in the assumptions regarding any one of these factors could result in a change in the estimate of the magnitude of claims. A one percent increase in the estimate of the number of claims or the magnitude of claims would increase the product liability reserve and reduce operating profit by approximately $0.2 million to $0.4 million. Although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change the estimates in the future.
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
Inventory reserves: The Company writes down inventory to the lower of cost or net realizable value, which includes an estimate for obsolescence or excess inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs. An impairment in value of one percent of net inventories would result in additional expense of approximately $4.1 million.
Allowances for doubtful accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $4.6 million.

CONSOLIDATED FINANCIAL REVIEW
The following table identifies the components of change for 2017 compared with 2016 by segment:

	Revenues	Gross Profit	Operating Profit	Net Income Attributable to Stockholders
2016	$2,569.7	$427.5	$34.9	$42.8
Increase (decrease) in 2017
Americas	158.4	46.7	35.6	8.8
EMEA	100.1	6.2	1.4	(4.1)
JAPIC	4.4	3.1	0.6	0.2
Lift truck business	262.9	56.0	37.6	4.9
Bolzoni	61.6	19.1	6.5	4.2
Nuvera	1.2	0.6	(2.4)	(2.9)
Eliminations	(10.2)	(0.6)	(0.6)	(0.4)
2017	$2,885.2	$502.6	$76.0	$48.6

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

FINANCIAL REVIEW
The segment and geographic results of operations for the Company were as follows for the year ended December 31:

				Favorable / (Unfavorable) % Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Lift truck unit shipments (in thousands)
Americas	58.4	54.4	56.8	7.4%	(4.2)%
EMEA	28.9	24.6	23.8	17.5%	3.4%
JAPIC	6.1	5.8	6.3	5.2%	(7.9)%
	93.4	84.8	86.9	10.1%	(2.4)%
Revenues
Americas	$1,834.1	$1,675.7	$1,775.5	9.5%	(5.6)%
EMEA	715.8	615.7	606.4	16.3%	1.5%
JAPIC	173.9	169.5	193.7	2.6%	(12.5)%
Lift truck business	2,723.8	2,460.9	2,575.6	10.7%	(4.5)%
Bolzoni (1)	177.2	115.6	—	53.3%	n.m.
Nuvera	3.7	2.5	2.5	48.0%	n.m.
Eliminations	(19.5)	(9.3)	—	n.m.	n.m.
	$2,885.2	$2,569.7	$2,578.1	12.3%	(0.3)%
Gross profit (loss)
Americas	$334.6	$287.9	$308.1	16.2%	(6.6)%
EMEA	95.7	89.5	101.3	6.9%	(11.6)%
JAPIC	20.2	17.1	23.2	18.1%	(26.3)%
Lift truck business	450.5	394.5	432.6	14.2%	(8.8)%
Bolzoni (1)	54.8	35.7	—	53.5%	n.m.
Nuvera	(2.1)	(2.7)	(1.8)	(22.2)%	n.m.
Eliminations	(0.6)	—	—	n.m.	n.m.
	$502.6	$427.5	$430.8	17.6%	(0.8)%
Selling, general and administrative expenses
Americas	$225.3	$214.2	$191.2	(5.2)%	(12.0)%
EMEA	86.7	81.9	88.3	(5.9)%	7.2%
JAPIC	26.3	23.8	25.0	(10.5)%	4.8%
Lift truck business	338.3	319.9	304.5	(5.8)%	(5.1)%
Bolzoni (1)	48.4	35.8	—	(35.2)%	n.m.
Nuvera	39.9	36.9	22.8	(8.1)%	n.m.
	$426.6	$392.6	$327.3	(8.7)%	(20.0)%

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

				Favorable / (Unfavorable) % Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Operating profit (loss)
Americas	$109.3	$73.7	$116.9	48.3%	(37.0)%
EMEA	9.0	7.6	13.0	18.4%	(41.5)%
JAPIC	(6.1)	(6.7)	(1.8)	9.0%	n.m.
Lift truck business	112.2	74.6	128.1	50.4%	(41.8)%
Bolzoni (1)	6.4	(0.1)	—	n.m.	n.m.
Nuvera	(42.0)	(39.6)	(24.6)	(6.1)%	n.m.
Eliminations	(0.6)	—	—	n.m.	n.m.
	$76.0	$34.9	$103.5	117.8%	(66.3)%

Interest expense	$14.6	$6.7	$4.7	(117.9)%	(42.6)%
Other income	$(32.4)	$(10.1)	$(5.7)	220.8%	77.2%
Income before income taxes	$93.8	$38.3	$104.5	144.9%	(63.3)%
Net income (loss) attributable to stockholders
Americas	$68.4	$59.6	$76.3	14.8%	(21.9)%
EMEA	5.3	9.4	10.6	(43.6)%	(11.3)%
JAPIC	(1.9)	(2.1)	2.4	9.5%	(187.5)%
Lift truck business	71.8	66.9	89.3	7.3%	(25.1)%
Bolzoni (1)	3.9	(0.3)	—	n.m.	n.m.
Nuvera	(26.7)	(23.8)	(14.6)	(12.2)%	n.m.
Eliminations	(0.4)	—	—	n.m.	n.m.
	$48.6	$42.8	$74.7	13.6%	(42.7)%
Diluted earnings per share	$2.94	$2.61	$4.57	12.6%	(42.9)%
Reported income tax rate	47.9%	n.m.	28.1%
(1) Bolzoni was acquired on April 1, 2016 and results of operations have been included since the acquisition date.
n.m. - not meaningful
Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of December 31, 2017, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	YEAR ENDED	NINE MONTHS ENDED	YEAR ENDED
	December 31, 2017	September 30, 2017	December 31, 2016
Unit backlog, beginning of period	30.7	30.7	26.9
Unit shipments	(93.4)	(67.5)	(84.8)
Unit bookings	96.5	71.9	88.6
Unit backlog, end of period	33.8	35.1	30.7

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

	YEAR ENDED	NINE MONTHS ENDED	YEAR ENDED
	December 31, 2017	September 30, 2017	December 31, 2016
Bookings, approximate sales value	$2,260	$1,645	$2,000
Backlog, approximate sales value	$860	$860	$740
2017 Compared with 2016
The following table identifies the components of change in revenues for 2017 compared with 2016:

		Revenues
2016		$2,569.7
Increase (decrease) in 2017 from:
Unit volume and product mix		206.5
Bolzoni revenues
First quarter 2017	$41.6
Increase in comparable periods	20.0	61.6
Parts		25.7
Unit price		23.1
Foreign currency		12.4
Nuvera revenues		1.2
Other		(15.0)
2017		$2,885.2

Revenues increased 12.3% to $2,885.2 million in 2017 from $2,569.7 million in 2016. The increase was mainly attributable to higher unit and parts volumes and a decrease in deal-specific pricing in the lift truck business in 2017 compared with 2016.

Revenues in the Americas increased in 2017 from 2016 primarily as a result of increased unit shipments of higher-priced trucks. Revenues increased primarily from sales of the Company's new Class 5 internal combustion engine standard truck and increased sales of higher-capacity, 3.5 to 8 ton, Class 5 trucks, as well as Class 1 and Class 2 electric trucks. In addition, a decrease in deal-specific pricing and an increase in parts sales also contributed to the increase in revenues in 2017 compared with 2016.

EMEA's revenues improved in 2017 from 2016 mainly as a result of increased unit shipments primarily related to shipments of the new Class 5 internal combustion engine standard truck and an increase in shipments of Class 1 electric-rider trucks.
The following table identifies the components of change in operating profit for 2017 compared with 2016:

Operating Profit
2016	$34.9
Increase (decrease) in 2017 from:
Lift truck gross profit	55.4
Bolzoni operations	6.5
Nuvera operations	(2.4)
Lift truck selling, general and administrative expenses	(18.4)
2017	$76.0

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

The Company recognized operating profit of $76.0 million in 2017 compared with $34.9 million in 2016. The increase in operating profit was primarily due to higher lift truck gross profit, partially offset by an increase in selling, general and administrative expenses. The increase in the lift truck gross profit was primarily due to higher unit shipments and related production efficiencies as well as improved pricing, net of material cost inflation.

Operating profit in the Americas increased in 2017 compared with 2016 primarily as a result of improved gross profit mainly due to higher unit shipments of higher-priced lift trucks and related production efficiencies, as well as improved pricing, net of material cost inflation. In addition, selling, general and administrative expenses in the Americas increased in 2017 compared with the 2016 primarily due to higher employee-related costs and increased costs for development and marketing of new products, partially offset by lower acquisition-related costs.

Operating profit in EMEA increased in 2017 compared with 2016 as a result of improved gross profit partially offset by higher selling, general and administrative expenses mainly from higher marketing and employee-related costs. Gross profit improved primarily from higher unit shipments and the favorable impact of foreign currency movements of $4.4 million. The improvement was partially offset by material cost inflation.

Bolzoni's operating profit improved in 2017 from 2016 primarily due to the absence of $2.7 million of one-time purchase accounting adjustments recorded in 2016 and higher gross profit from higher sales in the comparable second, third and fourth quarters of 2017 compared with 2016. Operating profit in the first quarter of 2017 was $2.3 million.

During 2017, Nuvera's operating loss increased $2.4 million compared with 2016, mainly due to an impairment charge of $4.9 million recorded in 2017 on Nuvera's long-lived assets. Increased employee-related costs, professional fees and other general operating expenses also contributed to the increase in operating loss. These items were partially offset by lower product development and production start-up expenses. See Note 11 and Note 12 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of the impairment charge.

The Company recognized net income attributable to stockholders of $48.6 million in 2017 compared with $42.8 million in 2016. The increase was primarily the result of the increase in lift truck operating profit and $19.8 million of favorable HYGFS equity income in 2017 related to the Tax Cuts and Jobs Act (the “Tax Reform Act”), which is reflected in “Income from Unconsolidated Affiliates” in the Consolidated Statement of Operations. These items were partially offset by income tax expense of $38.2 million in 2017 due to the Tax Reform Act. See "Financial Review - Income Taxes" and Note 6 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of income taxes.

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

Income taxes
The income tax provision includes U.S. federal, state and local, and non-U.S. income taxes. In determining the effective income tax rate, the Company analyzes various factors, including annual earnings, the laws of taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits, net operating loss and capital loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain items with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the interim period in which they occur.
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
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, repealing the deduction for domestic production activities, allowing the immediate expensing of certain qualified capital expenditures, implementing a territorial tax system and imposing a one-time transition tax on certain unremitted earnings of non-U.S. subsidiaries. As a result of the Tax Reform Act, the Company recorded the provisional tax effects of $38.2 million, comprised of $33.1 million of tax expense due to the transition tax on the unremitted earnings and profits of non-U.S. subsidiaries and $5.1 million of tax expense due to the effects on the Company’s deferred tax assets and liabilities. The final amounts recorded in subsequent financial statements may materially differ from these provisional amounts due to among other things, additional analysis, changes in interpretations of the Tax Reform Act including interpretations by state and local taxing authorities and related assumptions of the Company, and additional regulatory guidance that may be issued which could potentially effect the measurement of these provisional tax amounts. The provisional amounts are expected to be finalized when the U.S. corporate income tax return for 2017 is filed in 2018, but in no event later than one year from the enactment date.

The one-time transition tax is based on the post-1986 unremitted earnings and profits of non-U.S. subsidiaries which have been previously deferred from U.S. income taxes including such earnings through the measurement date as determined by the Tax Reform Act. The amount of transition tax also depends on the amount of earnings and profits held in cash or other specified assets. The Company had an estimated $310 million of undistributed non-U.S. earnings and profits subject to the transition tax and recognized a provisional $33.1 million of income tax expense in the fourth quarter of 2017. After the utilization of existing tax credits, the Company expects to pay cash taxes, including state income taxes, of an estimated $22.5 million with respect to the transition tax payable over eight years. These amounts may change upon the issuance of additional regulatory guidance or when the Company finalizes its calculation of earnings and profits, including the amounts held in cash

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

or other specified assets and its calculation of available foreign tax credits. The Company intends that future distributions will be from earnings which would otherwise qualify for the one hundred percent dividends received deduction provided in the Tax Reform Act and earnings which would not result in any significant foreign taxes. As a result, no additional income taxes have been provided for any undistributed foreign earnings not subject to the transition tax, nor any additional outside basis differences inherent in these entities, as these amounts continue to be indefinitely reinvested in non-U.S. operations. See Note 6 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of income taxes.
A reconciliation of the consolidated federal statutory and reported income tax is as follows for the years ended December 31:

	2017	2016	2015
Income before income taxes	$93.8	$38.3	$104.5
Statutory taxes at 35%	$32.8	$13.4	$36.6
Permanent adjustments:
Equity interest earnings	(8.1)	(2.2)	(1.9)
Non-U.S. rate differences	(7.8)	(9.0)	(13.3)
Federal income tax credits	(1.6)	(1.7)	—
State income taxes	1.1	0.1	3.4
Valuation allowance	3.4	2.4	9.3
Other	(0.2)	0.6	1.0
	$(13.2)	$(9.8)	$(1.5)
Discrete items:
Tax Reform Act	38.2	—	—
Provision to return adjustments	0.6	(1.9)	(0.2)
Valuation allowance	(3.3)	(2.6)	(3.4)
Sale of non-U.S. investment	(9.1)	(1.9)	(3.7)
Other	(1.1)	(1.2)	1.6
	$25.3	$(7.6)	$(5.7)
Income tax provision (benefit)	$44.9	$(4.0)	$29.4
Reported income tax rate	47.9%	n.m.	28.1%
n.m. - not meaningful
The Company's effective income tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of equity interest earnings, income taxed in non-U.S. jurisdictions and changes in valuation allowances primarily in non-U.S. jurisdictions.
In addition, the effect of discrete items on the reported income tax rate was as follows:

During 2017, the Company recognized a tax benefit of $9.1 million and a tax expense of $1.4 million for unrecognized tax benefits from an internal sale of a subsidiary between consolidated companies resulting in the repatriation of non-U.S. accumulated earnings taxed at higher rates. In addition, the Company settled various federal obligations in Brazil through the utilization of its federal net operating loss carryforwards for which a valuation allowance was previously provided. As a result of the utilization of the underlying deferred tax assets, the Company released the associated valuation allowance previously provided of $4.7 million. This was partly offset by a $1.6 million valuation allowance provided against deferred tax assets in China where the Company has determined that such deferred tax assets no longer meet the more likely than not standard for realization.

During 2016, the Company received a notice from the Italian Tax Authority approving the transfer of certain tax losses as part of an internal restructuring. As a result, the Company believes it is more likely than not that deferred tax assets for such losses will be realized in the foreseeable future, and has released the valuation allowance previously provided. The Company also recognized tax benefits from provision to return adjustments primarily related to a U.S. tax deduction for manufacturing

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

Other items during 2016 include a tax benefit of $4.0 million. As a result of the Bolzoni acquisition, the Company changed its previous reinvestment assertion; and consequently, all of the earnings of its European operations are now considered permanently reinvested and the previously provided deferred tax liability is no longer required. In addition, the Company recognized tax expense of $1.6 million related to non-deductible acquisition expenses and tax expense of $2.1 million for net additions for unrecognized tax benefits.

During 2015, a significant downturn was experienced in the Company's Brazilian operations. This significant decrease in operations and actions taken by management to reduce its manufacturing activity to more appropriate levels, coupled with the continued low expectations in the near term for the Brazilian lift truck market and the continuing devaluation of the Brazilian real, caused the Company in 2015 to forecast a three-year cumulative loss for its Brazilian operations. Although the Company projects earnings over the longer term for its Brazilian operations, such longer-term forecasts are not sufficient positive evidence to support the future utilization of deferred tax assets when a three-year loss is determined. Accordingly, in 2015, the Company recorded a valuation allowance adjustment of $1.9 million against its deferred tax assets in Brazil. The Company also recognized $2.7 million, $2.4 million and $5.6 million in 2017, 2016 and 2015, respectively, of valuation allowances related to pre-tax losses in Brazil included in its effective tax rate.

During 2015, the Company came to a tentative agreement in negotiating an Advance Pricing Agreement with the Australian Tax Authority. The terms of the agreement were finalized in 2016 and will extend through 2020. As a result of this agreement, in 2015, the Company released a portion of the valuation allowance of $4.4 million, related to the deferred tax asset that it expected would be utilized in the foreseeable future. In 2015, the Company also recognized a tax benefit from an internal sale of a subsidiary between consolidated companies resulting in the repatriation of non-U.S. accumulated earnings taxed at higher rates.

See Note 6 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of income taxes.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2017	2016	Change
Operating activities:
Net income	$48.9	$42.3	$6.6
Depreciation and amortization	42.8	39.1	3.7
Stock-based compensation	8.8	4.9	3.9
Impairment of long-lived assets	4.9	—	4.9
Dividends from unconsolidated affiliates	2.8	5.1	(2.3)
Other	0.7	(27.7)	28.4
Working capital changes, excluding the effect of business acquisitions	55.8	(112.6)	168.4
Net cash provided by (used for) operating activities	164.7	(48.9)	213.6

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

	2017	2016	Change
Investing activities:
Expenditures for property, plant and equipment	(41.0)	(42.7)	1.7
Proceeds from the sale of property, plant and equipment	1.3	13.7	(12.4)
Investments in equity securities	(5.6)	—	(5.6)
Business acquisitions, net of cash acquired	(1.0)	(116.1)	115.1
Purchase of noncontrolling interest	(1.0)	—	(1.0)
Net cash used for investing activities	(47.3)	(145.1)	97.8

Cash flow before financing activities	$117.4	$(194.0)	$311.4

Net cash provided by operating activities increased $213.6 million in 2017 compared with 2016 primarily as a result of the change in working capital items and other operating activities. The change in working capital was mainly due to accounts payable in the Americas returning to normalized levels during 2017 following an unplanned systems-related acceleration of supplier payments in December 2016, and lower payments of amounts accrued, primarily in the Americas, in 2017 compared with 2016. The change in net cash used for investing activities during 2017 compared with 2016 is mainly the result of the acquisition of Bolzoni in the second quarter of 2016.

	2017	2016	Change
Financing Activities:
Net addition of long-term debt and revolving credit agreements	$78.0	$99.0	$(21.0)
Cash dividends paid	(19.8)	(19.2)	(0.6)
Financing fees paid	(4.7)	(1.7)	(3.0)
Other	(0.4)	(0.2)	(0.2)
Net cash provided by financing activities	$53.1	$77.9	$(24.8)

Net cash provided by financing activities decreased $24.8 million in 2017 compared with 2016. The decrease in 2017 was due to borrowings under the Term Loan (as defined below), being used to repay borrowings under the Facility (as defined below) during 2017.
Financing Activities

The Company has a $200.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in April 2022. There were no borrowings outstanding under the Facility at December 31, 2017. The excess availability under the Facility at December 31, 2017 was $195.9 million, which reflects reductions of $4.1 million for letters of credit and other restrictions. The Facility consists of a U.S. revolving credit facility in the amount of $120.0 million and a non-U.S. revolving credit facility in the amount of $80.0 million. The Facility can be increased up to the total aggregate amount of $300.0 million over the term of the agreement in minimum increments of $10.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory and a second lien on the Term Loan Collateral (defined below). The approximate book value of assets held as collateral under the Facility was $1.0 billion as of December 31, 2017.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, as of December 31, 2017, for U.S. base rate loans and LIBOR loans were 0.25% and 1.25%, respectively. The applicable margin, as of December 31, 2017, for non-U.S. base rate loans and LIBOR loans was 1.25%. The applicable LIBOR interest rates under the Facility on December 31, 2017 were 2.73% and 1.25%, respectively, for the U.S. and non-U.S. facility including the applicable floating rate margin. The Facility also required the payment of a fee of 0.350% per annum on the unused commitment as of December 31, 2017.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as defined in the Facility, and limits the payment of dividends. If availability for both total and U.S. revolving credit facilities on a pro forma basis, is greater than fifteen percent and less than or equal to twenty percent, the Company may pay dividends subject to achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the availability is greater than twenty percent for both total and U.S. revolving credit facilities on a pro forma basis, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the U.S. revolver commitments, as defined in the Facility. At December 31, 2017, the Company was in compliance with the covenants in the Facility.

During 2017, the Company entered into an agreement for a $200.0 million term loan (the “Term Loan”), which matures in May 2023. The Term Loan requires quarterly principal payments on the last day of each March, June, September and December commencing September 30, 2017 in an amount equal to $2.5 million and the final principal repayment due on the May 30, 2023. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At December 31, 2017, there was $195.0 million of principle outstanding under the Term Loan which has been reduced in the consolidated balance sheet by $4.1 million of discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property (collectively, the "Term Loan Collateral") and a second priority lien on the remaining collateral of the U.S. borrowers in the Facility. The approximate book value of assets held as collateral under the Term Loan was $710 million as of December 31, 2017.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin is based on the consolidated leverage ratio, as provided in the Term Loan, and ranges from 2.75% to 3.00% for U.S. base rate loans and 3.75% to 4.00% for Eurodollar loans. The weighted average interest rate on the amount outstanding under the Term Loan at December 31, 2017 was 5.57%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of regularly scheduled dividends and other restricted payments to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 1.75 to 1.00 at the time of the payment. At December 31, 2017, the Company was in compliance with the covenants in the Term Loan.

The Company incurred fees and expenses of $4.7 million in 2017 related to the amendment of the Facility and entry into the Term Loan. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.

The Company had other debt outstanding, excluding capital leases, of approximately $80.0 million at December 31, 2017. In addition to the excess availability under the Facility, the Company had remaining availability of $16.8 million related to other non-U.S. revolving credit agreements.

The Company believes funds available from cash on hand, the Term Loan, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in April 2022.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

Contractual Obligations, Contingent Liabilities and Commitments
Following is a table summarizing the contractual obligations as of December 31, 2017:

	Payments Due by Period
Contractual Obligations	Total	2018	2019	2020	2021	2022	Thereafter
Term Loan	$195.0	$10.0	$10.0	$10.0	$10.0	$10.0	$145.0
Variable interest payments on Term Loan	50.1	10.6	10.0	9.5	8.9	8.4	2.7
Revolving credit agreements	6.1	6.1	—	—	—	—	—
Variable interest payments on revolving credit agreements	0.1	0.1	—	—	—	—	—
Other debt	73.9	52.4	21.3	0.1	0.1	—	—
Variable interest payments on other debt	2.7	1.8	0.6	0.2	0.1	—	—
Capital lease obligations including principal and interest	20.3	7.1	5.9	4.9	2.4	—	—
Operating leases	74.9	20.2	13.9	10.3	7.4	6.1	17.0
Tax Reform Act transition tax liability	22.5	2.1	1.8	1.8	1.8	1.8	13.2
Purchase and other obligations	564.3	557.8	1.0	1.0	2.0	—	2.5
Total contractual cash obligations	$1,009.9	$668.2	$64.5	$37.8	$32.7	$26.3	$180.4
The Tax Reform Act provides for a one-time transition tax on the deemed repatriation of all of the post-1986 undistributed non-U.S. earnings and profits including such earnings through the measurement date as determined by the Act. The Company had an estimated $310 million of undistributed non-U.S. earnings and profits subject to the transition tax and recognized a provisional $33.1 million of income tax expense in the fourth quarter of 2017. After the utilization of existing tax credits, the Company expects to pay cash taxes, including state income taxes, of $22.5 million with respect to the transition toll tax payable over eight years.
The Company has a long-term liability of approximately $7.8 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2017. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of the Company's audits.
An event of default, as defined in the agreements governing the Facility, the Term Loan, other debt agreements, and in operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated under these agreements.
The Company's interest payments are calculated based upon the anticipated payment schedule and the December 31, 2017 applicable rates and applicable margins as described in the Facility and other debt agreements. A 1/8% increase in the LIBOR rate would increase the Company's estimated total interest payments on debt by $0.2 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.

Pension funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company's funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. The Company expects to contribute approximately $0.5 million to its non-U.S. pension plans in 2018. No contributions to the Company's U.S. pension plans are expected in 2018.

In addition, the Company has recourse and repurchase obligations with a maximum undiscounted potential liability of $203.5 million at December 31, 2017. Recourse and repurchase obligations primarily represent contingent liabilities assumed by the Company to support financing agreements made between the Company's customers and third-party finance companies for the customer’s purchase of lift trucks from the Company. For these transactions, the Company or a third-party finance company retains a perfected security interest in the lift truck, such that the Company would take possession of the lift truck in the event

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
The amount of the recourse or repurchase obligations changes over time as obligations under existing arrangements expire and new obligations arise in the ordinary course of business. Losses anticipated under the terms of the recourse or repurchase obligations were not significant at December 31, 2017 and reserves have been provided for such losses in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. See also “Related Party Transactions” below.
Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Planned 2018	Actual 2017	Actual 2016
Lift truck business	$42.4	$35.3	$36.5
Bolzoni	6.6	4.7	4.0
Nuvera	6.0	1.0	2.2
	$55.0	$41.0	$42.7
Planned expenditures in 2018 are primarily for product development, improvements at manufacturing locations, improvements to information technology infrastructure and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.
Capital Structure

	December 31
	2017	2016	Change
Cash and cash equivalents	$220.1	$43.2	$176.9
Other net tangible assets	527.8	531.5	(3.7)
Intangible assets	56.1	56.2	(0.1)
Goodwill	59.1	50.7	8.4
Net assets	863.1	681.6	181.5
Total debt	(290.7)	(211.2)	(79.5)
Total equity	$572.4	$470.4	$102.0
Debt to total capitalization	34%	31%	3%
RELATED PARTY TRANSACTIONS

The Company has a 20% ownership interest in HYGFS, a joint venture with Wells Fargo Financial Leasing, Inc. (“WF”), formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. The Company’s ownership in HYGFS is accounted for using the equity method of accounting.
Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt financing to dealers and lease financing to both dealers and customers. HYGFS’ total purchases of Hyster® and Yale® lift trucks from dealers, and directly from the Company, such that HYGFS could provide retail lease financing to customers, for the years ended December 31, 2017, 2016 and 2015 were $475.9 million, $438.8 million and $483.2 million, respectively. Of these amounts, $71.1 million, $69.4 million and $78.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, were invoiced directly from the Company to HYGFS so that the customer could obtain operating lease financing

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

from HYGFS. Amounts receivable from HYGFS were $10.4 million and $12.1 million at December 31, 2017 and 2016, respectively.
Under the terms of the joint venture agreement with WF, the Company provides recourse for wholesale financing provided by HYGFS to the Company's dealers. Additionally, the credit quality of a customer or concentration issues within WF may require providing recourse or repurchase obligations for lift trucks purchased by customers and financed through HYGFS. At December 31, 2017, approximately $174.2 million of the Company’s total recourse or repurchase obligations of $203.5 million related to transactions with HYGFS. The Company has reserved for losses under the terms of the recourse or repurchase obligations in its consolidated financial statements. Historically, the Company has not had significant losses with respect to these obligations. During 2017, 2016 and 2015, the net losses resulting from customer defaults did not have a material impact on the Company’s results of operations or financial position.
In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At December 31, 2017, loans from WF to HYGFS totaled $1.0 billion. Although the Company's contractual guarantee was $205.9 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $174.2 million. Excluding the $174.2 million of HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $179.6 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $272.3 million. HYGFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at December 31, 2017:

	HYGFS	Total
Total recourse or repurchase obligations	$174.2	$203.5
Less: exposure limited for certain dealers	54.3	54.3
Plus: 7.5% of original loan balance	12.0	12.0
	131.9	161.2
Incremental obligation related to guarantee to WF	179.6	179.6
Total exposure related to guarantees	$311.5	$340.8
In addition to providing financing to the Company’s dealers, HYGFS provides operating lease financing to the Company. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain customers whereby the Company sells lift trucks to HYGFS, leases these lift trucks back under an operating lease agreement and then subleases those lift trucks to customers under an operating lease agreement. Total obligations to HYGFS under the operating lease agreements were $15.8 million and $17.2 million at December 31, 2017 and 2016, respectively. In addition, the Company provides certain subsidies to its dealers that are paid directly to HYGFS. Total subsidies were $3.3 million, $2.8 million and $2.8 million for 2017, 2016 and 2015, respectively.
The Company provides certain services to HYGFS for which it receives compensation under the terms of the joint venture agreement. These services consist primarily of administrative functions and remarketing services. Total income recorded by the Company related to these services was $9.5 million in 2017, $9.8 million in 2016 and $14.6 million in 2015. In addition, in December 2015, the Company received $5.0 million as an amendment fee that was deferred and is being recognized over the remaining term of the agreement, which expires in December 2018.
The Company has a 50% ownership interest in Sumitomo NACCO Forklift Co., Ltd. (“SN”), a limited liability company that was formed in 1970 primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each stockholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, the Company accounts for its ownership in SN using the equity method of accounting. The Company purchases products from SN for sale outside of Japan under agreed-upon terms. In 2017, 2016 and 2015, purchases from SN were $46.8 million, $55.0

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

million and $57.1 million, respectively. Amounts payable to SN at December 31, 2017 and 2016 were $18.1 million and $16.5 million, respectively.

Additionally, the Company recognized income of $0.4 million, $0.5 million and $0.3 million during 2017, 2016 and 2015, respectively, for payments from SN for use of technology developed by the Company.

OUTLOOK

Americas Outlook

In 2018, the Company expects the Americas market to continue to grow but at a more moderate rate than the double digit growth experienced in 2017, primarily as a result of moderate growth in North America and significantly higher growth in the smaller Brazil market as the economic climate in that country is expected to continue to improve. In this market environment, and as share gain initiatives mature, 2018 unit shipments, revenues and parts sales are expected to increase over 2017. Full-year 2018 operating profit is also expected to increase moderately as a result of benefits anticipated from an increase in sales of higher-priced, higher-margin Class 1, Class 2 and Class 5 units, partially offset by higher spending levels as further investment is made to fund growth initiatives. The Company expects to continue to implement pricing actions to help recover anticipated material cost inflation. Operating profit in the first half of 2018 is expected to be modestly lower than the first half of 2017, but is expected to be more than offset by improvements in the second half of the year.

EMEA Outlook

While 2017 growth in EMEA was very strong, the EMEA markets are expected to grow moderately in 2018. As a result of these market conditions, anticipated market share gains and the favorable effect of anticipated price increases and current currency rates, unit shipments, revenues and operating profit are expected to continue to increase in 2018. EMEA expects an increase in shipments of Class 2 and Class 3 warehouse trucks and lower-capacity Class 5 internal combustion engine trucks. Higher operating expenses are expected to partially offset the benefits from the anticipated revenue increase. Results in the first half of 2018 are anticipated to be down from the first half of 2017 due to the timing of pricing and material cost increases, with improvements in operating profit returning in the second half of the year as price increases go into effect.

JAPIC Outlook

In 2018, the JAPIC market is expected to decline moderately, driven by China. However, as a result of the continued implementation of the Company's strategic initiatives, revenues and operating results are expected to improve, with higher employee-related expenses expected to partly offset the improvement in operating results. Operating results in the first half of 2018 are expected to be lower than the first half of 2017, but are expected to be more than offset by improvements in the second half of the year.

Overall Lift Truck Outlook

The Company ended 2017 with strong fourth quarter and full-year operating results, as well as strong bookings and backlog, both of which exceeded the Company's expectations. However, the increase in bookings did not correspond to the unexpectedly large increase in the lift truck market as the Company maintained its focus on a carefully paced ramp up in production and achievement of price goals through sales of a richer product mix, while maintaining a healthy backlog to achieve production efficiencies.

The Company has realigned its sales and marketing teams and is increasing resources to execute more effectively the Company's specific industry strategies. The Company remains focused on increasing unit volumes and market share in its Lift Truck business in 2018 and beyond through the continued implementation of its key strategic initiatives, which include delivering industry- and customer-focused solutions, providing low cost of ownership and enhanced productivity for customers, enhancing independent distribution, growing in emerging markets, maintaining leadership in the attachments business and providing leadership in fuel cells and their applications.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

To meet customer needs, the Company is developing new products in many segments that are expected to support its increased market share objectives. In April 2017, the Company launched its new ReachStacker Big Truck model dedicated solely to container-handling applications in defined markets. This product has been well-received and is gaining traction. In October 2017, production began on a new 11-ton empty container handler Big Truck with a taller mast for higher stacking and double container handling. The Company is also working with a customer to test a 52-ton Big Truck powered by a lithium-ion battery. The Company launched new versions of the Class 3 electric-stacker, warehouse truck in the 2017 third quarter in EMEA, and, in the first half of 2018, expects to introduce new Class 3 warehouse products in the Americas and new Class 1 electric counterbalanced trucks in EMEA. In addition to the lithium-ion-powered Big Truck, the Company is testing an 8-9 ton high-performance, lithium-ion counterbalanced truck in EMEA and has other plans to expand its Big Truck product line. These new products, as well as those recently launched and the introduction of other new products in the pipeline, including trucks with new Nuvera fuel cell battery box replacements ("BBRs"), are expected to contribute to market share gains, improve revenues and enhance operating margins.

After a much stronger than expected market in 2017, which set new industry records in many regions, the overall global lift truck market in 2018 is expected to be comparable to 2017, with an anticipated modest decrease in the China market offset by moderate growth in the Americas, EMEA and Asia-Pacific markets. The Company anticipates that benefits from expected unit and parts revenue increases driven by continued investments in the Company's strategic initiatives will be partially offset by higher operating expenses and moderating material cost inflation, resulting in an increase in operating profit in 2018 compared with 2017. However, net income in 2018 is expected to increase substantially over 2017 as a result of the absence of the tax adjustments made in 2017 for the tax reform legislation. As a result of the U.S. tax reform legislation, the Company expects its global Lift Truck effective income tax rate to be in the range of 21% to 24% in 2018 based on its expected mix of earnings.

The Company anticipates that commodity costs will continue to increase in the beginning of 2018, but will moderate as the year progresses, although these markets, particularly steel, remain volatile and sensitive to changes in the global economy. The Company will continue to monitor these closely and adjust pricing accordingly.

Bolzoni Outlook

The majority of Bolzoni's revenues are generated in the EMEA market, primarily Western and Eastern Europe, and, to a lesser degree, in North America. As a result of anticipated growth in both the Americas and EMEA and the continued implementation of sales enhancement programs, Bolzoni expects revenues in 2018 to increase compared with 2017.

In addition to the anticipated increase in revenues and the expected operating leverage resulting from the sales growth, the continued implementation of several key strategic programs is expected to generate substantial growth in Bolzoni's 2018 operating profit and net income compared with 2017.

Nuvera Outlook

The organizational realignment designed to enhance the overall strategic positioning and operational effectiveness of the fuel cell business, with Nuvera focused on fuel cell stacks, engines and associated components and the Lift Truck business focused on battery box replacements and integrated engine solutions, was complete as of December 31, 2017, with the exception of the transition of manufacturing of current BBRs from Nuvera to the Lift Truck business.

Due to the relatively high cost position and limited product range of currently available BBRs, the Company is taking a measured approach to developing its customer base by building relationships with customers that are willing to pay a premium for the high power density of the current Nuvera BBR solution and the product support now offered through the Lift Truck business. In addition, the federal fuel cell tax credit was recently extended for a five-year term retroactive to January 1, 2017, which makes the economics of fuel cell-driven forklifts more competitive.

During the 2017 fourth quarter, a number of additional units were built for further testing and development by the Lift Truck business, and demand for BBRs continued to increase. The backlog for Nuvera units was just over 300 as of December 31, 2017. Nuvera expects demand to continue to increase in the first quarter of 2018 and gradually grow throughout the year. As the supply chain matures and volumes increase, costs for BBR components are expected to decrease. By early 2019, production is expected to begin at the Lift Truck business' manufacturing plant in Greenville, North Carolina, with a steady

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

ramp up in demand anticipated. In addition, in that same time frame, BBR manufacturing at Nuvera's Billerica facility is expected to be phased out and transferred to the Lift Truck business.

With the phase out of BBR production in Billerica, Nuvera will focus on the design, manufacture and sales and marketing of fuel cell stacks and engines. In addition to growing demand for BBR engines, Nuvera is seeing significant interest for its stacks and fuel cell engines for applications outside of the BBR market and believes this could be a significant and profitable growth opportunity.

The Company's current target is to achieve break-even within the next two years, although this target could be achieved earlier or later depending on sales volumes for fuel cell powered lift trucks, as well as sales in other markets. Operating losses in 2018 are expected to modestly decrease compared with 2017, moderating more substantially over 2019. The net loss in 2018 is expected to be comparable to 2017 because a smaller tax benefit is expected to be realized on Nuvera's losses due to a lower effective income tax rate under the new U.S. tax reform legislation.

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

FORWARD-LOOKING STATEMENTS

The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, (2) the ability of dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (3) the political and economic uncertainties in the countries where the Company does business, (4) customer acceptance of pricing, (5) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (6) exchange rate fluctuations and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (7) delays in manufacturing and delivery schedules, (8) bankruptcy of or loss of major dealers, retail customers or suppliers, (9) customer acceptance of, changes in the costs of, or delays in the development of new products, (10) introduction of new products by, or more favorable product pricing offered by, competitors, (11) product liability or other litigation, warranty claims or returns of products, (12) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (13) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (14) the successful commercialization of Nuvera's technology, (15) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation, the United Kingdom's exit from the European Union, the entry into new trade agreements and the imposition of tariffs, (16) the ability to obtain governmental approvals of the pending Maximal transaction on the proposed terms and schedule, (17) the possibility that certain conditions to the completion of the Maximal transaction will not be met, (18) the possibility that competing offers may be made for Maximal, (19) conditions affecting the industries in which the Company or Maximal operate may change, (20) the Company

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

may not be able to successfully integrate Maximal’s operations and employees, and (21) the possibility that the final impact of the U.S. Tax Cuts and Jobs Act on the 2018 financial results could be more unfavorable than current estimates.

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
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair value of the Company's interest rate swap agreements was a net asset of $0.8 million at December 31, 2017.
A hypothetical 10% decrease in interest rates would cause a decrease in the fair value of interest rate swap agreements and the resulting fair value would be a liability of $0.4 million.
FOREIGN CURRENCY EXCHANGE RATE RISK
The Company operates internationally and enters into transactions denominated in foreign currencies. As such, the Company's financial results are subject to the variability that arises from exchange rate movements. The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within 36 months and require the companies to buy or sell euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner, Mexican pesos and Australian dollars for its functional currency at rates agreed to at the inception of the contracts. The fair value of these contracts was a net liability of $2.1 million at December 31, 2017. See also Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at December 31, 2017, the fair value of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would be decreased by $19.3 million compared with the fair value at December 31, 2017. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the revaluation of the underlying receivables and payables.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Annual Report on Form 10-K and is hereby incorporated herein by reference to such information.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2017.

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

Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017. The Company's effectiveness of internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in internal control: During the fourth quarter of 2017, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. OTHER INFORMATION
None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2018 Proxy Statement under the subheadings “Part Two — Proposals to be Voted on at the 2018 Annual Meeting — Election of Directors (Proposal 1) — Director Nominee Information,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2018 Proxy Statement under the subheading “Part One — Corporate Governance Information — Directors’ Meetings and Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers and holders of more than ten percent of the Company's equity securities will be set forth in the 2018 Proxy Statement under the subheading “Part Two — Proposals to be Voted on at the 2018 Annual Meeting — Election of Directors (Proposal 1) — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
Information with respect to compensation committee interlocks and insider participation in compensation decisions will be set forth in the 2018 Proxy Statement under the subheading "Part Three — Executive Compensation Information — Compensation Discussion and Analysis — Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2018 Proxy Statement under the subheadings “Part Two — Proposals to be Voted on at the 2018 Annual Meeting — Election of Directors (Proposal 1) — Director Compensation” and “Part Three — Executive Compensation Information,” which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2018 Proxy Statement under the heading “Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.

Equity Compensation Plan Information
The following table sets forth information as of December 31, 2017 with respect to our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Class A Shares:	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	N/A	527,910
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	527,910
Class B Shares:
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	—

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to director independence, certain relationships and related transactions will be set forth in the 2018 Proxy Statement under the subheading “Part One - Corporate Governance Information — Directors’ Meetings and Committees,” which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2018 Proxy Statement under the subheading “Part Two - Proposals to be Voted on at the 2018 Annual Meeting — Confirmation of Appointment of Ernst & Young, LLP, the Independent Registered Public Accounting Firm of the Company, for the Current Fiscal Year (Proposal 2)” which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) The response to Item 15(a)(1) is set forth beginning at page F-1 of this Annual Report on Form 10-K.
(a) (2) The response to Item 15(a)(2) is set forth beginning at page F-45 of this Annual Report on Form 10-K.
(a) (3) Listing of Exhibits — See the exhibit index beginning at page 38 of this Annual Report on Form 10-K.
(b) The response to Item 15(b) is set forth beginning at page 38 of this Annual Report on Form 10-K.

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

10.13
Seventh Amendment to Stockholders' Agreement, dated as of February 6, 2017, by and among the Depository, Hyster-Yale Materials Handling, Inc., the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale Materials Handling, Inc. and the Participating Stockholders is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on May 2, 2017, Commission File Number 000-54799.

10.14*
The Hyster-Yale Group, Inc. Executive Excess Retirement Plan (Effective as of January 1, 2016) is incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K, filed by the Company on February 28, 2017, Commission File Number 000-54799.

10.15*	Hyster-Yale Materials Handling, Inc. Long-Term Equity Incentive Plan (Effective September 28, 2012), is attached hereto.
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

10.18*
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

10.22*
Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2017) is incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K, filed by the Company on February 28, 2017, Commission File Number 000-54799.

10.23*	Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2018) is attached hereto.
10.24*
The Hyster-Yale Group, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2016) is incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K, filed by the Company on February 28, 2017, Commission File Number 000-54799.

10.25*
The Hyster-Yale Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective as of January 1, 2016) is incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K, filed by the Company on February 28, 2017, Commission File Number 000-54799.

10.26*
The Hyster-Yale Group Inc. Annual Incentive Compensation Plan (Amended and Restated Effective as of January 1, 2016) is incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K, filed by the Company on February 28, 2017, Commission File Number 000-54799.

10.27*
Hyster-Yale Group, Inc. Excess Retirement Plan (Amended and Restated Effective January 1, 2016) is incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K, filed by the Company on February 17, 2016, Commission File Number 000-54799.

10.28
Amendment, dated as of January 1, 1994, to the Third Amendment and Restated Operating Agreement dated as of November 7, 1991, between NACCO Materials Handling Group and AT&T Commercial Finance Corporation is attached hereto.

10.29
Equity joint venture contract, dated November 27, 1997, between Shanghai Perfect Jinqiao United Development Company Ltd., People’s Republic of China, NACCO Materials Handling Group, Inc., USA, and Sumitomo-Yale Company Ltd., Japan is incorporated by reference to Exhibit 10.3 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.30
First Amended and Restated Recourse and Indemnity Agreement, dated November 21, 2013, by and among General Electric Capital Corporation, NMHG Financial Services, Inc, and NACCO Materials Handling Group, Inc. is incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2014, Commission File Number 000-54799.

10.31
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

10.33
International Operating Agreement, dated April 15, 1998, between NACCO Materials Handling Group, Inc. and General Electric Capital Corp. (the “International Operating Agreement”) is incorporated by reference to Exhibit 10.7 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.34
Guaranty Agreement, dated November 21, 2013, by NACCO Materials Handling Group, Inc. to General Electric Capital Corporation is incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2014, Commission File Number 000-54799.

10.35
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

10.41
Letter Agreement, dated December 15, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, dated February 18, 2005, Commission File Number 333-89248.

10.42
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

10.44
Letter Agreement, dated May 31, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated by reference to Exhibit 10.1 to NACCO’s Current Report on Form 8-K, dated June 6, 2005, Commission File Number 1-9172.

10.45
Amendment No. 5, dated September 29, 2005, to the International Operating Agreement between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, dated October 4, 2005, Commission File Number 333-89248.

10.46
Amendment No. 7, effective as of July 1, 2008, to the International Operating Agreement, dated as of April 15, 1998, by and between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation, is incorporated by reference to Exhibit 10.2 to NACCO’s Current Report on Form 8-K, dated August 1, 2008, Commission File Number 1-9172.

10.47
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

10.49
Guarantee Agreement, dated March 1, 2016, by Hyster-Yale Materials Handling, Inc. in favor of Wells Fargo Financial Leasing, Inc. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 1, 2016.

10.50
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

10.52
Term Loan Credit Agreement dated as of May 30, 2017 among Hyster-Yale Group, Inc. as the Borrower, Hyster-Yale Materials Handling, Inc., Bank of America, N.A., as Administrative Agent is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Commission File Number 000-54799.

10.53
First Amendment to Amended and Restated Loan, Security and Guaranty Agreement dated as of May 30, 2017 among Hyster-Yale Materials Handling, Inc. and Hyster-Yale Group, Inc., as U.S. Borrowers, Hyster-Yale Nederland B.V., Hyster-Yale International B.V., Hyster-Yale Holding B.V. and Bolzoni Capital Holding B.V., as Dutch Borrowers, Hyster-Yale UK Limited and Bolzoni Capital UK Limited, as UK Borrowers, any other Borrowers party thereto from time to time and certain Persons party thereto from time to time as Guarantors, certain financial institutions, as Lenders, Bank of America, N.A., as Administrative Agent and Security Trustee is incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Commission File Number 000-54799.

10.54
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

10.56
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

10.57
Equity Transfer Agreement, dated December 6, 2017, by and between KNSN Pipe & Pile Company Limited and Hyster-Yale Acquisition Holding LTD Regarding Zhejiang Maximal Forklift Co., LTD. is attached hereto.

(21) Subsidiaries.

21.1	A list of the subsidiaries of the Company is attached hereto.
(23) Consents of experts and counsel.

23.1	Consent of Ernst & Young LLP.
(24) Powers of Attorney.

24.1	A copy of a power of attorney for John C. Butler Jr. is attached hereto.
24.2	A copy of a power of attorney for Carolyn Corvi is attached hereto.
24.3	A copy of a power of attorney for John P. Jumper is attached hereto.
24.4	A copy of a power of attorney for Dennis W. LaBarre is attached hereto.
24.5	A copy of a power of attorney for H. Vincent Poor is attached hereto.
24.6	A copy of a power of attorney for Claiborne R. Rankin is attached hereto.
24.7	A copy of a power of attorney for John M. Stropki is attached hereto.
24.8	A copy of a power of attorney for Britton T. Taplin is attached hereto.
24.9	A copy of a power of attorney for Eugene Wong is attached hereto.
(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto.
31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto.
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

February 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr.	Chairman, President and Chief Executive Officer (principal executive officer), Director	February 27, 2018
Alfred M. Rankin, Jr.

/s/ Kenneth C. Schilling	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 27, 2018
Kenneth C. Schilling

* J.C. Butler, Jr.	Director	February 27, 2018
J.C. Butler, Jr.

* Carolyn Corvi	Director	February 27, 2018
Carolyn Corvi

* John P. Jumper	Director	February 27, 2018
John P. Jumper

* Dennis W. LaBarre	Director	February 27, 2018
Dennis W. LaBarre

* H. Vincent Poor	Director	February 27, 2018
H. Vincent Poor

* Claiborne R. Rankin	Director	February 27, 2018
Claiborne R. Rankin

* John M. Stropki	Director	February 27, 2018
John M. Stropki

* Britton T. Taplin	Director	February 27, 2018
Britton T. Taplin

* Eugene Wong	Director	February 27, 2018
Eugene Wong

* Kenneth C. Schilling, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Kenneth C. Schilling	February 27, 2018
Kenneth C. Schilling, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2017
HYSTER-YALE MATERIALS HANDLING, INC.
CLEVELAND, OHIO

FORM 10-K
ITEM 15(a)(1) AND (2)
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
The following consolidated financial statements of Hyster-Yale Materials Handling, Inc. and Subsidiaries are incorporated by reference in Item 8:
The following consolidated financial statement schedule of Hyster-Yale Materials Handling, Inc. and Subsidiaries are included in Item 15(a):

Schedule II — Valuation and Qualifying Accounts	F-45
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hyster-Yale Materials Handling, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hyster-Yale Materials Handling, Inc. and Subsidiaries (“the Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.

Cleveland, Ohio
February 27, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hyster-Yale Materials Handling, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hyster-Yale Materials Handling, Inc. and Subsidiaries' ("the Company") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management's report on internal control over financial reporting in Item 9A of the Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 27, 2018

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2017	2016	2015
	(In millions, except per share data)
Revenues	$2,885.2	$2,569.7	$2,578.1
Cost of sales	2,382.6	2,142.2	2,147.3
Gross Profit	502.6	427.5	430.8
Operating Expenses
Selling, general and administrative expenses	426.6	392.6	327.3
Operating Profit	76.0	34.9	103.5
Other (income) expense
Interest expense	14.6	6.7	4.7
Income from unconsolidated affiliates	(28.0)	(7.1)	(6.1)
Other, net	(4.4)	(3.0)	0.4
	(17.8)	(3.4)	(1.0)
Income Before Income Taxes	93.8	38.3	104.5
Income tax provision (benefit)	44.9	(4.0)	29.4
Net Income	48.9	42.3	75.1
Net (income) loss attributable to noncontrolling interest	(0.3)	0.5	(0.4)
Net Income Attributable to Stockholders	$48.6	$42.8	$74.7

Basic Earnings per Share Attributable to Stockholders	$2.95	$2.61	$4.58
Diluted Earnings per Share Attributable to Stockholders	$2.94	$2.61	$4.57
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2017	2016	2015
	(In millions)
Net Income	$48.9	$42.3	$75.1
Other comprehensive income (loss)
Foreign currency translation adjustment	33.5	(1.9)	(49.7)
Unrealized gain on available-for-sale securities, net of $0.5 tax expense in 2017	2.8	—	—
Current period cash flow hedging activity, net of $8.0 tax expense in 2017, net of $6.5 tax benefit in 2016 and net of $6.4 tax benefit in 2015	6.6	(9.0)	(4.7)
Reclassification of hedging activities into earnings, net of $1.6 tax expense in 2017, net of $2.2 tax expense in 2016 and net of $6.0 tax expense in 2015	4.1	0.8	2.7
Current period pension adjustment, net of $3.7 tax expense in 2017, net of $3.8 tax benefit in 2016 and net of $1.5 tax benefit in 2015	13.1	(17.4)	(3.4)
Reclassification of pension into earnings, net of $1.0 tax expense in 2017, net of $0.7 tax expense in 2016 and net of $0.9 tax expense in 2015	3.2	2.0	2.3
Comprehensive Income	$112.2	$16.8	$22.3
Other comprehensive income (loss) attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests	(0.3)	0.5	(0.4)
Foreign currency translation adjustment attributable to noncontrolling interests	(0.9)	2.2	—
Comprehensive Income Attributable to Stockholders	$111.0	$19.5	$21.9
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2017	2016
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$220.1	$43.2
Accounts receivable, net of allowances of $3.7 in 2017 and $10.3 in 2016	453.0	375.3
Inventories, net	411.9	352.2
Prepaid expenses and other	46.4	39.3
Total Current Assets	1,131.4	810.0
Property, Plant and Equipment, Net	265.4	255.1
Intangible Assets	56.1	56.2
Goodwill	59.1	50.7
Deferred Income Taxes	16.6	43.9
Investment in Unconsolidated Affiliates	81.9	45.9
Other Non-current Assets	37.4	25.3
Total Assets	$1,647.9	$1,287.1
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$385.8	$242.4
Accounts payable, affiliates	18.1	16.5
Revolving credit facilities	6.1	79.0
Current maturities of long-term debt	68.4	50.0
Accrued payroll	51.7	43.7
Other current liabilities	162.3	144.9
Total Current Liabilities	692.4	576.5
Long-term Debt	216.2	82.2
Self-insurance Liabilities	33.5	19.7
Pension Obligations	11.1	37.2
Deferred Income Taxes	13.0	11.4
Other Long-term Liabilities	109.3	89.7
Total Liabilities	1,075.5	816.7
Stockholders’ Equity
Common stock:
Class A, par value $0.01 per share, 12,562,817 shares outstanding (2016 - 12,466,463 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,899,503 shares outstanding (2016 - 3,924,291 shares outstanding)	0.1	0.1
Capital in excess of par value	323.8	319.6
Treasury stock	(31.5)	(36.9)
Retained earnings	389.1	360.3
Accumulated other comprehensive loss	(116.1)	(179.4)
Total Stockholders’ Equity	565.5	463.8
Noncontrolling Interest	6.9	6.6
Total Equity	572.4	470.4
Total Liabilities and Equity	$1,647.9	$1,287.1
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2017	2016	2015
	(In millions)
Operating Activities
Net income	$48.9	$42.3	$75.1
Adjustments to reconcile net income to net cash provided (used for) by operating activities:
Depreciation and amortization	42.8	39.1	28.9
Amortization of deferred financing fees	1.4	1.1	1.2
Deferred income taxes	8.1	(7.4)	(1.4)
Gain on sale of assets	(0.3)	(0.3)	—
Stock-based compensation	8.8	4.9	2.9
Long-lived and intangible assets impairment charge	4.9	—	—
Dividends from unconsolidated affiliates	2.8	5.1	2.5
Other non-current liabilities	4.8	(6.0)	3.8
Other	(13.3)	(15.1)	1.0
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	(44.0)	(27.5)	6.2
Inventories	(43.6)	(14.9)	6.2
Other current assets	(1.0)	(3.2)	(0.6)
Accounts payable	125.1	(53.8)	(39.3)
Other liabilities	19.3	(13.2)	2.9
Net cash provided by (used for) operating activities	164.7	(48.9)	89.4
Investing Activities
Expenditures for property, plant and equipment	(41.0)	(42.7)	(46.6)
Proceeds from the sale of assets	1.3	13.7	14.4
Investments in equity securities	(5.6)	—	—
Business acquisition, net of cash acquired	(1.0)	(116.1)	0.9
Purchase of noncontrolling interest	(1.0)	—	—
Net cash used for investing activities	(47.3)	(145.1)	(31.3)
Financing Activities
Additions to long-term debt	265.6	40.1	46.4
Reductions of long-term debt	(75.9)	(56.5)	(35.0)
Net additions (reductions) to revolving credit agreements	(111.7)	115.4	—
Cash dividends paid	(19.8)	(19.2)	(18.4)
Cash dividends paid to noncontrolling interest	(0.3)	(0.2)	—
Financing fees paid	(4.7)	(1.7)	—
Other	(0.1)	—	(0.1)
Net cash provided by (used for) financing activities	53.1	77.9	(7.1)
Effect of exchange rate changes on cash	6.4	4.2	(7.3)
Cash and Cash Equivalents
Increase (decrease) for the year	176.9	(111.9)	43.7
Balance at the beginning of the year	43.2	155.1	111.4
Balance at the end of the year	$220.1	$43.2	$155.1
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain on AFS Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In millions)
Balance, January 1, 2015	$0.1	$0.1	$(49.1)	$324.1	$280.4	$(40.4)	$—	$(2.0)	$(58.7)	$454.5	$1.5	$456.0
Stock-based compensation	—	—	—	2.9	—	—	—	—	—	2.9	—	2.9
Stock issued under stock compensation plans	—	—	6.7	(6.7)	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.1)	—	—	—	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	74.7	—	—	—	—	74.7	0.4	75.1
Cash dividends on common stock	—	—	—	—	(18.4)	—	—	—	—	(18.4)	—	(18.4)
Current period other comprehensive income (loss)	—	—	—	—	—	(49.7)	—	(4.7)	(3.4)	(57.8)	—	(57.8)
Reclassification adjustment to net income	—	—	—	—	—	—	—	2.7	2.3	5.0	—	5.0
Balance, December 31, 2015	$0.1	$0.1	$(42.5)	$320.3	$336.7	$(90.1)	$—	$(4.0)	$(59.8)	$460.8	$1.9	$462.7

Stock-based compensation	—	—	—	4.9	—	—	—	—	—	4.9	—	4.9
Stock issued under stock compensation plans	—	—	5.6	(5.6)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	42.8	—	—	—	—	42.8	(0.5)	42.3
Cash dividends	—	—	—	—	(19.2)	—	—	—	—	(19.2)	(0.2)	(19.4)
Current period other comprehensive income (loss)	—	—	—	—	—	(1.9)	—	(9.0)	(17.4)	(28.3)	—	(28.3)
Reclassification adjustment to net income	—	—	—	—	—	—	—	0.8	2.0	2.8	—	2.8
Acquisition of Bolzoni	—	—	—	—	—	—	—	—	—	—	69.8	69.8
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(62.2)	(62.2)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(2.2)	(2.2)
Balance, December 31, 2016	$0.1	$0.1	$(36.9)	$319.6	$360.3	$(92.0)	$—	$(12.2)	$(75.2)	$463.8	$6.6	$470.4

Stock-based compensation	—	—	—	8.8	—	—	—	—	—	8.8	—	8.8
Stock issued under stock compensation plans	—	—	5.4	(5.4)	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	48.6	—	—	—	—	48.6	0.3	48.9
Cash dividends	—	—	—	—	(19.8)	—	—	—	—	(19.8)	(0.3)	(20.1)
Current period other comprehensive income (loss)	—	—	—	—	—	33.5	2.8	6.6	13.1	56.0	—	56.0
Reclassification adjustment to net income	—	—	—	—	—	—	—	4.1	3.2	7.3	—	7.3
Acquisition of business	—	—	—	—	—	—	—	—	—	—	0.3	0.3
Purchase of noncontrolling interest	—	—	—	0.8	—	—	—	—	—	0.8	(0.9)	(0.1)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.9	0.9
Balance, December 31, 2017	$0.1	$0.1	$(31.5)	$323.8	$389.1	$(58.5)	$2.8	$(1.5)	$(58.9)	$565.5	$6.9	$572.4

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

The Company, through its wholly owned operating subsidiary, Hyster-Yale Group, Inc. ("HYG"), designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, the Netherlands, Italy, Vietnam, the Philippines, Japan, Brazil and China. The sale of service parts represents approximately 13% of total revenues as reported for each of 2017, 2016 and 2015.

The Company operates Bolzoni S.p.A. ("Bolzoni"). Bolzoni is a leading worldwide producer of attachments, forks and lift tables marketed under the Bolzoni Auramo® and Meyer® brand names. Bolzoni products are manufactured in Italy, China, Germany, Finland and the United States. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift-truck attachments and industrial material handling.

The Company operates Nuvera Fuel Cells, LLC ("Nuvera"). Nuvera is an alternative-power technology company focused on fuel-cell stacks and engines. Nuvera also supports on-site hydrogen production and dispensing systems that are designed to deliver clean energy solutions to customers.
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
Advertising Costs:  Advertising costs are expensed as incurred. Total advertising expense was $10.8 million, $10.8 million and $11.7 million in 2017, 2016 and 2015, respectively.
Product Development Costs:  Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $104.5 million, $107.0 million and $88.3 million in 2017, 2016 and 2015, respectively.
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
January 1, 2018
The Company's evaluation process of the new standard included, but was not limited to, identifying contracts and revenue streams within the scope of the guidance, reviewing and documenting the accounting and identifying and determining the accounting for any related contract costs and variable consideration. The Company has documented this evaluation and has implemented processes and controls for certain revenue streams as warranted by the guidance. The Company adopted the standard on January 1, 2018 using the modified retrospective approach and recorded a cumulative adjustment to retained earnings for open contracts as of January 1, 2018. The adoption of the standard did not have a material impact on the Company's consolidated financial statements. The Company will provide the new disclosures required by the standard in the Company's March 31, 2018 Quarterly Report on Form 10-Q.

ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The guidance requires equity investments previously accounted for under the cost method of accounting to be measured at fair value and recognized in net income. In addition, the guidance defines measurement and presentation of financial instruments.
January 1, 2018
The Company anticipates the adoption will increase the volatility of other (income) expense as a result of applying the guidance. The Company recorded a cumulative adjustment to retained earnings for deferred gains related to equity investments in third-parties as of January 1, 2018 of $3.6 million. Subsequent changes in the fair value of these investments will be recognized directly in earnings.

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
The guidance clarifies the classification of certain types of cash receipts and cash payments. In addition, the guidance provides for the application of the predominance principle when certain cash receipts and payments have aspects of more than one class of cash flows.
		January 1, 2018	The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.
ASU No. 2016-16, Income Taxes (Topic 740)
The guidance allows for recognition of current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The guidance allows for more accurate representation of the economics of an intra-entity asset transfer which will require income tax consequences of the transfer, including income taxes payable or paid.
		January 1, 2018	The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.
ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash
The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.
		January 1, 2018	The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.
ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business	The guidance clarifies the definition of a business to assist entities in evaluating whether transactions should be accounted for as acquisitions or disposals of businesses.	January 1, 2018	The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Standard	Description	Required Date of Adoption	Effect on the financial statements or other significant matters
ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition
The guidance clarifies the scope and accounting of a financial asset that meets the definition of an "in-substance nonfinancial asset" and defines the term, "in-substance nonfinancial asset," in addition to partial sales of nonfinancial assets.
		January 1, 2018	The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.
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
January 1, 2018
The Company will present the components of net benefit cost, other than service cost, in other (income) expense for its pension plans starting on January 1, 2018. Service cost for the Company's pension plans will continue to be reported in operating profit.

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
January 1, 2019
The Company's evaluation process of the new standard includes, but is not limited to, evaluating its current lease portfolio, identifying relevant contracts and attributes affected by the standard and determining the required accounting upon adoption. In addition, the Company expects to implement new processes and controls regarding asset financing transactions and financial reporting. The Company continues to evaluate its global leasing portfolio and train relevant personnel. In addition, the Company has started abstraction of key attributes within lease contracts and began to evaluate systems-related requirements for the new standard. This evaluation will continue throughout 2018. While the Company's evaluation of the alternative methods of adoption, practical expedients and the effect on its financial position, results of operations, cash flows and related disclosures is ongoing; the Company anticipates the adoption will materially affect the consolidated balance sheets and will require changes to the Company's systems and processes.

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
		January 1, 2019	The Company is currently evaluating the guidance and the effect on its financial position, results of operations, cash flows and related disclosures.
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The guidance provides an election to reclassify the stranded tax effects resulting from the Tax Reform Act from OCI to retained earnings. In addition, the guidance requires new disclosures regarding the election to adopt and the manner in which tax effects remaining in OCI are released.
		January 1, 2019	The Company is currently evaluating the guidance and the effect on its financial position, results of operations, cash flows and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Standard	Description	Required Date of Adoption	Effect on the financial statements or other significant matters
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

	2017	2016	2015
Revenues from external customers
Americas	$1,834.1	$1,675.7	$1,775.5
EMEA	715.8	615.7	606.4
JAPIC	173.9	169.5	193.7
Lift truck business	2,723.8	2,460.9	2,575.6
Bolzoni	177.2	115.6	—
Nuvera	3.7	2.5	2.5
Eliminations	(19.5)	(9.3)	—
Total	$2,885.2	$2,569.7	$2,578.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2017	2016	2015
Gross profit (loss)
Americas	$334.6	$287.9	$308.1
EMEA	95.7	89.5	101.3
JAPIC	20.2	17.1	23.2
Lift truck business	450.5	394.5	432.6
Bolzoni	54.8	35.7	—
Nuvera	(2.1)	(2.7)	(1.8)
Eliminations	(0.6)	—	—
Total	$502.6	$427.5	$430.8
Selling, general and administrative expenses
Americas	$225.3	$214.2	$191.2
EMEA	86.7	81.9	88.3
JAPIC	26.3	23.8	25.0
Lift truck business	338.3	319.9	304.5
Bolzoni	48.4	35.8	—
Nuvera	39.9	36.9	22.8
Total	$426.6	$392.6	$327.3
Operating profit (loss)
Americas	$109.3	$73.7	$116.9
EMEA	9.0	7.6	13.0
JAPIC	(6.1)	(6.7)	(1.8)
Lift truck business	112.2	74.6	128.1
Bolzoni	6.4	(0.1)	—
Nuvera	(42.0)	(39.6)	(24.6)
Eliminations	(0.6)	—	—
Total	$76.0	$34.9	$103.5
Interest expense
Americas	$12.3	$5.4	$4.4
EMEA	1.6	0.4	0.1
JAPIC	—	0.1	0.2
Lift truck business	13.9	5.9	4.7
Bolzoni	0.8	0.8	—
Nuvera	—	—	—
Eliminations	(0.1)	—	—
Total	$14.6	$6.7	$4.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2017	2016	2015
Interest income
Americas	$(3.3)	$(1.0)	$(1.0)
EMEA	—	(0.5)	(0.3)
JAPIC	(0.4)	(0.5)	(0.2)
Lift truck business	(3.7)	(2.0)	(1.5)
Bolzoni	—	—	—
Nuvera	—	—	—
Eliminations	0.1	—	—
Total	$(3.6)	$(2.0)	$(1.5)
Other (income) expense
Americas	$(25.4)	$(5.7)	$(2.7)
EMEA	1.1	1.0	1.0
JAPIC	(4.5)	(3.2)	(2.5)
Lift truck business	(28.8)	(7.9)	(4.2)
Bolzoni	—	(0.2)	—
Nuvera	—	—	—
Total	$(28.8)	$(8.1)	$(4.2)
Income tax provision (benefit)
Americas	$57.3	$15.4	$39.9
EMEA	0.9	(2.7)	1.6
JAPIC	1.2	(0.5)	(2.1)
Lift truck business	59.4	12.2	39.4
Bolzoni	1.0	(0.4)	—
Nuvera	(15.3)	(15.8)	(10.0)
Eliminations	(0.2)	—	—
Total	$44.9	$(4.0)	$29.4
Net income (loss) attributable to stockholders
Americas	$68.4	$59.6	$76.3
EMEA	5.3	9.4	10.6
JAPIC	(1.9)	(2.1)	2.4
Lift truck business	71.8	66.9	89.3
Bolzoni	3.9	(0.3)	—
Nuvera	(26.7)	(23.8)	(14.6)
Eliminations	(0.4)	—	—
Total	$48.6	$42.8	$74.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2017	2016	2015
Total assets
Americas	$1,146.0	$831.9	$680.7
EMEA	615.5	462.3	412.0
JAPIC	138.6	127.0	140.6
Eliminations	(304.6)	(185.3)	(130.9)
Lift truck business	1,595.5	1,235.9	1,102.4
Bolzoni	239.8	206.9	—
Nuvera	26.4	36.9	17.4
Eliminations	(213.8)	(192.6)	(23.9)
Total	$1,647.9	$1,287.1	$1,095.9
Depreciation and amortization
Americas	$19.9	$18.5	$16.2
EMEA	7.1	6.5	5.9
JAPIC	2.6	3.1	5.2
Lift truck business	29.6	28.1	27.3
Bolzoni	11.2	9.5	—
Nuvera	2.0	1.5	1.6
Total	$42.8	$39.1	$28.9
Capital expenditures
Americas	$25.5	$27.6	$33.5
EMEA	8.6	7.3	8.7
JAPIC	1.2	1.6	1.7
Lift truck business	35.3	36.5	43.9
Bolzoni	4.7	4.0	—
Nuvera	1.0	2.2	2.7
Total	$41.0	$42.7	$46.6
Cash and cash equivalents
Americas	$191.2	$10.4	$54.2
EMEA	11.6	14.4	82.2
JAPIC	6.6	8.2	18.5
Lift truck business	209.4	33.0	154.9
Bolzoni	10.7	10.2	—
Nuvera	—	—	0.2
Total	$220.1	$43.2	$155.1

Data by Geographic Region

No single country outside of the United States comprised 10% or more of revenues from unaffiliated customers. The “Other” category below includes Canada, Mexico, South America and the Asia and Pacific regions. In addition, no single customer comprised 10% or more of revenues from unaffiliated customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	United States	Europe, Africa and Middle East	Other	Consolidated
2017
Revenues from unaffiliated customers, based on the customers’ location	$1,588.8	$825.8	$470.6	$2,885.2
Long-lived tangible assets	$181.6	$82.3	$83.4	$347.3
2016
Revenues from unaffiliated customers, based on the customers’ location	$1,437.6	$701.9	$430.2	$2,569.7
Long-lived tangible assets	$159.1	$59.8	$82.1	$301.0
2015
Revenues from unaffiliated customers, based on the customers’ location	$1,575.2	$606.5	$396.4	$2,578.1
Long-lived tangible assets	$126.2	$39.4	$61.8	$227.4

NOTE 4—Quarterly Results of Operations (Unaudited)

A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$713.1	$685.5	$691.1	$795.5
Gross profit	$126.1	$121.7	$121.4	$133.4
Operating profit	$23.4	$18.3	$17.9	$16.4
Net income (loss)	$18.1	$16.4	$16.7	$(2.3)
Net income (loss) attributable to stockholders	$18.1	$16.4	$16.5	$(2.4)

Basic earnings (loss) per share	$1.10	$1.00	$1.00	$(0.15)
Diluted earnings (loss) per share	$1.10	$0.99	$1.00	$(0.15)

Net income (loss) attributable to stockholders for the fourth quarter of 2017 include the impacts of the Tax Cuts and Jobs Act, which was signed into law December 22, 2017. See Note 6 to the consolidated financial statements for further discussion.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 5—Common Stock and Earnings per Share
The Company's Class A common stock is traded on the New York Stock Exchange under the ticker symbol “HY.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company's Class A common stock and Class B common stock have the same cash dividend rights per share. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2017 was 125 million shares and 35 million shares, respectively. Treasury shares of Class A common stock totaling 425,787 and 497,353 at December 31, 2017 and 2016, respectively, have been deducted from shares outstanding.
Stock Compensation: The Company has stock compensation plans for certain employees in the U.S. that allow the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding them for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) five years after the participant's retirement date, (ii) ten years from the award date, or (iii) the participant's death or permanent disability. Pursuant to the plans, the Company issued 89,502, 56,002 and 49,185 shares related to the years ended December 31, 2017, 2016 and 2015, respectively. After the issuance of these shares, there were 407,890 shares of Class A common stock available for issuance under these plans. Compensation expense related to these share awards was $7.6 million ($6.0 million net of tax), $3.8 million ($2.3 million net of tax) and $1.9 million ($1.2 million net of tax) for the years ended December 31, 2017, 2016 and 2015, respectively. Compensation expense at the grant date represents fair value based on the market price of the shares of Class A common stock. The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the non-employee directors’ annual retainer is paid in restricted shares of Class A common stock. For the year ended December 31, 2017, $110,000 of each non-employee director's retainer of $166,000 was paid in restricted shares of Class A common stock. For the year ended December 31, 2016, $102,000 of $158,000 was paid in restricted shares of Class A common stock. For the year ended December 31, 2015, $94,000 of $150,000 was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date on which the director has both retired from the Board of Directors and reached 70 years of age. Pursuant to this plan, the Company issued 14,480, 15,426 and 13,683 shares related to the years ended December 31, 2017, 2016 and 2015, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 2,006, 2,352 and 2,150 in 2017, 2016 and 2015, respectively. After the issuance of these shares, there were 27,117 shares of Class A common stock available for issuance under this directors' plan. Compensation expense related to these awards was $1.2 million ($0.9 million net of tax), $1.1 million ($0.7 million net of tax) and $1.0 million ($0.6 million net of tax) for the years ended December 31, 2017, 2016 and 2015, respectively. Compensation expense at the grant date represents fair value based on the market price of the shares of Class A common stock.
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

	2017	2016	2015
Basic weighted average shares outstanding	16.447	16.376	16.307
Dilutive effect of restricted stock awards	0.067	0.051	0.048
Diluted weighted average shares outstanding	16.514	16.427	16.355
Basic earnings per share	$2.95	$2.61	$4.58
Diluted earnings per share	$2.94	$2.61	$4.57
Cash dividends per share	$1.2025	$1.1700	$1.1300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 6—Income Taxes
The components of income before income taxes and provision for income taxes for the years ended December 31 are as follows:

	2017	2016	2015
Income before income taxes
U.S.	$48.3	$(1.2)	$71.2
Non-U.S.	45.5	39.5	33.3
	$93.8	$38.3	$104.5
Income tax provision (benefit)
Current tax provision:
Federal	$28.3	$(1.3)	$22.1
State	1.4	(0.3)	3.4
Non-U.S.	7.1	5.0	5.3
Total current	$36.8	$3.4	$30.8
Deferred tax provision (benefit):
Federal	$10.7	$(5.8)	$(0.4)
State	(0.7)	0.8	1.2
Non-U.S.	(1.9)	(2.4)	(2.2)
Total deferred	$8.1	$(7.4)	$(1.4)
	$44.9	$(4.0)	$29.4
The Company made income tax payments of $14.0 million, $19.3 million and $32.7 million during 2017, 2016 and 2015, respectively. The Company received income tax refunds of $2.2 million, $11.1 million and $0.2 million during 2017, 2016 and 2015, respectively.
A reconciliation of the federal statutory and reported income tax rate for the year ended December 31 is as follows:

	2017	2016	2015
Income before income taxes	$93.8	$38.3	$104.5
Statutory taxes at 35.0%	$32.8	$13.4	$36.6
Tax Reform Act	38.2	—	—
State income taxes	0.2	(0.6)	4.1
Valuation allowance	0.1	(0.2)	5.9
Sale of non-U.S. investment	(9.1)	(1.9)	(3.7)
Equity interest earnings	(8.1)	(2.2)	(1.9)
Non-U.S. rate differences	(7.2)	(9.6)	(10.5)
R&D and other federal credits	(1.8)	(1.8)	(1.7)
Unremitted non-U.S. earnings	(0.4)	(3.9)	0.1
Tax controversy resolution	—	2.1	(0.2)
Other	0.2	0.7	0.7
Income tax provision (benefit)	$44.9	$(4.0)	$29.4
Reported income tax rate	47.9%	n.m.	28.1%
n.m. - not meaningful
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, repealing the deduction for domestic production activities, allowing the immediate expensing of certain qualified capital expenditures, implementing a territorial tax system and imposing a one-time transition tax on certain unremitted earnings of non-U.S. subsidiaries. As a result of the Tax Reform Act,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

the Company recorded the provisional tax effects of $38.2 million, comprised of $33.1 million of tax expense due to the transition tax on the unremitted earnings and profits of non-U.S. subsidiaries and $5.1 million of tax expense due to the effects on the Company’s deferred tax assets and liabilities. The final amounts recorded in subsequent financial statements may materially differ from these provisional amounts due to among other things, additional analysis, changes in interpretations of the Tax Reform Act including interpretations by state and local taxing authorities and related assumptions of the Company, and additional regulatory guidance that may be issued which could potentially effect the measurement of these provisional tax amounts. The provisional amounts are expected to be finalized when the U.S. corporate income tax return for 2017 is filed in 2018, but in no event later than one year from the enactment date.

The one-time transition tax is based on the post-1986 unremitted earnings and profits of non-U.S. subsidiaries which have been previously deferred from U.S. income taxes including such earnings through the measurement date as determined by the Tax Reform Act. The amount of transition tax also depends on the amount of earnings and profits held in cash or other specified assets. The Company had an estimated $310 million of undistributed non-U.S. earnings and profits subject to the transition tax and recognized a provisional $33.1 million of income tax expense in the fourth quarter of 2017. After the utilization of existing tax credits, the Company expects to pay cash taxes, including state income taxes, of an estimated $22.5 million with respect to the transition tax payable over eight years. These amounts may change upon the issuance of additional regulatory guidance or when the Company finalizes its calculation of earnings and profits, including the amounts held in cash or other specified assets and its calculation of available foreign tax credits. The Company intends that future distributions will be from earnings which would otherwise qualify for the one hundred percent dividends received deduction provided in the Tax Reform Act and earnings which would not result in any significant foreign taxes. As a result, no additional income taxes have been provided for any undistributed foreign earnings not subject to the transition tax, nor any additional outside basis differences inherent in these entities, as these amounts continue to be indefinitely reinvested in non-U.S. operations. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed foreign earnings.

While the Tax Reform Act provides for a territorial system, beginning in 2018, it includes new anti-deferral and anti-base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.

The GILTI provisions require the Company to include in its U.S. income tax return non-U.S. earnings in excess of an allowable return on the Company’s non-U.S. subsidiary’s tangible assets. The Company expects that it will be subject to incremental U.S. tax on GILTI beginning in 2018 due to expense allocations required by the U.S foreign tax credit rules and various adjustments required to determine tangible assets provided in the Tax Reform Act. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI as of December 31, 2017.

The BEAT provisions in the Tax Reform Act create a minimum tax where a lower tax rate is applied to pre-tax income without the benefit of certain base-erosion payments made to related non-U.S. corporations. The Company will only be taxed under this regime if such tax exceeds the regular corporate tax. The Company continues to evaluate whether it will be subject to BEAT provisions.

During 2017, the Company recognized a tax benefit of $9.1 million and tax expense of $1.4 million for unrecognized tax benefits, from an internal sale of a subsidiary between consolidated companies resulting in the repatriation of non-U.S. accumulated earnings taxed at higher rates. In addition, the Company settled various federal obligations in Brazil through the utilization of its federal net operating loss carryforwards for which a valuation allowance was previously provided. As a result of the utilization of the underlying deferred tax assets, the Company released the associated valuation allowance previously provided of $4.7 million. This was partly offset by a $1.6 million valuation allowance provided against deferred tax assets in China where the Company has determined that such deferred tax assets no longer meet the more likely than not standard for realization.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Other items during 2016 include a tax benefit of $4.0 million. As a result of the Bolzoni acquisition, the Company changed its previous reinvestment assertion; and consequently, all of the earnings of its European operations are now considered permanently reinvested and the previously provided deferred tax liability is no longer required. In addition, the Company recognized tax expense of $1.6 million related to non-deductible acquisition expenses and tax expense of $2.1 million for net additions for unrecognized tax benefits.

The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required. A valuation allowance is required where realization is determined to no longer meet the "more likely than not" standard. During 2014 and 2015, a significant downturn was experienced in the Company's Brazilian operations. This significant decrease in operations and actions taken by management to reduce its manufacturing activity to more appropriate levels, coupled with the continued low expectations in the near term for the Brazilian lift truck market and the continuing devaluation of the Brazilian real, caused the Company in 2015 to forecast a three-year cumulative loss for its Brazilian operations. Although the Company projects earnings over the longer term for its Brazilian operations, such longer-term forecasts are not sufficient positive evidence to support the future utilization of deferred tax assets when a three-year loss is determined. Accordingly, in 2015, the Company recorded a valuation allowance adjustment of $1.9 million against its deferred tax assets in Brazil. The Company also recognized $2.7 million, $2.4 million and $5.6 million in 2017, 2016 and 2015, respectively, of valuation allowances related to pre-tax losses in Brazil and $0.6 million in 2017 due to pre-tax losses in China in its effective tax rate.
A detailed summary of the total deferred tax assets and liabilities in the Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2017	2016
Deferred tax assets
Tax attribute carryforwards	$28.3	$31.6
Product warranties	9.1	13.7
Accrued expenses and reserves	8.3	23.2
Accrued product liability	6.5	9.3
Other employee benefits	3.2	5.2
Accrued pension benefits	2.2	8.2
Other	—	2.2
Total deferred tax assets	57.6	93.4
Less: Valuation allowance	31.0	29.3
	26.6	64.1
Deferred tax liabilities
Depreciation and amortization	22.2	25.4
Inventories	0.5	5.8
Unremitted earnings	—	0.4
Other	0.3	—
Total deferred tax liabilities	23.0	31.6
Net deferred tax asset	$3.6	$32.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2017
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$21.9	$13.9	2018 - Indefinite
Non-U.S. capital losses	6.5	6.5	2018 - Indefinite
State net operating losses and credits	3.8	2.4	2018 - 2036
Less: Unrecognized tax benefits	(3.9)	—
Total	$28.3	$22.8

	December 31, 2016
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$25.2	$15.7	2017 - Indefinite
Non-U.S. capital losses	5.9	5.9	2017 - Indefinite
State net operating losses and credits	2.8	2.0	2017 - 2031
U.S. foreign tax credit	2.5	—	2017 - 2026
U.S. net operating loss	0.8	—	2017 - 2036
Less: Unrecognized tax benefits	(5.6)	—
Total	$31.6	$23.6

The establishment of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or other deferred tax assets in future periods. The tax net operating losses attributable to Brazil and Australia comprise a substantial portion of the deferred tax assets and do not expire under local law.
During 2017 and 2016, the net valuation allowance provided against certain deferred tax assets increased by $1.7 million and $0.7 million, respectively. The change in the total valuation allowance in 2017 and 2016 included a net increase in tax expense of $0.1 million and a net decrease of $0.2 million, respectively, a net change in the overall U.S. dollar value of valuation allowances previously recorded in non-U.S. currencies and amounts recorded directly in equity of a net increase of $1.1 million and $0.9 million in 2017 and 2016, respectively. Additionally in 2017, the change in valuation allowance included a net increase of $0.5 million due to the remeasurement of deferred taxes as a result of the Tax Reform Act.
Based upon a review of historical earnings and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes the valuation allowances provided are appropriate. At December 31, 2017, the Company had gross net operating loss carryforwards in U.S. state jurisdictions of $19.6 million and non-U.S. jurisdictions of $75.7 million.
The following is a reconciliation of total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the consolidated financial statements for the years ended December 31, 2017, 2016 and 2015. Approximately $10.9 million, $11.1 million and $3.8 million of these amounts as of December 31, 2017, 2016 and 2015, respectively, relate to permanent items that, if recognized, would impact the reported income tax rate. This amount differs from gross unrecognized tax benefits presented in the table below for December 31, 2016 due to the increase in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2017	2016	2015
Balance at January 1	$11.2	$3.8	$4.3
Additions (reductions) for business acquisitions	(1.0)	6.3	—
Additions based on tax positions related to the current year	2.7	2.8	0.7
Additions (reductions) for tax positions of prior years	(1.5)	0.1	0.1
Reductions due to settlements with taxing authorities and the lapse of the applicable statute of limitations	(1.2)	(0.9)	(1.1)
Other changes in unrecognized tax benefits including foreign currency translation adjustments	0.7	(0.9)	(0.2)
Balance at December 31	$10.9	$11.2	$3.8
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recorded a net decrease of $0.1 million during 2017 and a net increase of $0.1 million during 2016 and 2015 in interest and penalties. In addition, during 2016, the balance of accrued interest and penalty was increased for uncertain tax positions related to business acquisitions by $0.5 million. The total amount of interest and penalties accrued was $0.8 million, $0.9 million and $0.3 million as of December 31, 2017, 2016 and 2015, respectively.
The Company expects the amount of unrecognized tax benefits will change within the next twelve months; however, the change in unrecognized tax benefits which is reasonably possible within the next twelve months, is not expected to have a significant effect on the Company's financial position or results of operations. It is reasonably possible the Company will record unrecognized tax benefits within the next twelve months in the range of zero to $0.5 million resulting from the possible expiration of certain statutes of limitation and settlement of audits. If recognized, the previously unrecognized tax benefits will be recorded as discrete tax benefits in the interim period in which the items are effectively settled.
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
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The examination of U.S. federal tax returns for all years prior to 2014 have been settled with the Internal Revenue Service or otherwise have essentially closed under the applicable statute of limitations. However, the Company has elected to voluntarily extend the statute of limitations for U.S. federal tax return for 2012 at the request of its prior parent company such that attributes may be adjusted in limited circumstances. The Company is routinely under examination in various state and non-U.S. jurisdictions and in most cases the statute of limitations has not been extended. The Company believes these examinations are routine in nature and are not expected to result in any material tax assessments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 7—Reclassifications from OCI

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Details about OCI Components	Amount Reclassified from OCI			Affected Line Item in the Statement Where Net Income Is Presented
	2017	2016	2015
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$(5.7)	$(3.0)	$(8.7)	Cost of sales
Total before tax	(5.7)	(3.0)	(8.7)	Income before income taxes
Tax expense	1.6	2.2	6.0	Income tax provision (benefit)
Net of tax	$(4.1)	$(0.8)	$(2.7)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(4.5)	$(3.0)	$(3.5)	(a)
Prior service (cost) credit	0.3	0.3	0.3	(a)
Total before tax	(4.2)	(2.7)	(3.2)	Income before income taxes
Tax expense	1.0	0.7	0.9	Income tax provision (benefit)
Net of tax	$(3.2)	$(2.0)	$(2.3)	Net income
Total reclassifications for the period	$(7.3)	$(2.8)	$(5.0)
(a) These OCI components are included in the computation of net pension cost (see Note 9 for additional details).

NOTE 8—Financial Instruments and Derivative Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At December 31, 2017, the total carrying value and total fair value of revolving credit agreements and long-term debt, excluding capital leases, was $270.9 million and $272.2 million, respectively. At December 31, 2016, the total carrying value and total fair value of revolving credit agreements and long-term debt, excluding capital leases, was $184.5 million.
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

During 2017, the Company entered into cross-currency swaps which hedge the variability of expected future cash flows that are attributable to foreign currency risk of certain intercompany loans. These agreements include initial and final exchanges of principal and associated interest payments from fixed euro denominated to fixed U.S.-denominated amounts. Changes in the fair value of cross-currency swaps that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the Consolidated Statements of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in other (income) expense and interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and is generally recognized in other (income) expense.
The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company's interest rate swap agreements and its variable rate financings are predominately based upon the one or three-month LIBOR. Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the Consolidated Statements of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings in other (income) expense.
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
Foreign Currency Derivatives:  The Company held forward foreign currency exchange contracts with a total notional amount of $860.2 million at December 31, 2017, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner, Mexican pesos and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $592.9 million at December 31, 2016, primarily denominated in euros, U.S. dollars, Japanese yen, Swedish kroner, British pounds and Mexican pesos. The fair value of these contracts approximated a net liability of $2.1 million and $22.7 million at December 31, 2017 and 2016, respectively.
For the years ended December 31, 2017 and 2016, there was no material ineffectiveness of forward foreign currency exchange contracts that qualify for hedge accounting. Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2017, $1.0 million of the amount of net deferred loss included in OCI at December 31, 2017 is expected to be reclassified as a gain into the Consolidated Statements of Operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on the Term Loan borrowings and one and three-month LIBOR borrowings. The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at December 31, 2017 and 2016:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Notional Amount		Average Fixed Rate
December 31	December 31	December 31	December 31
2017	2016	2017	2016	Term at December 31, 2017
$100.0	$100.0	1.47%	1.47%	Extending to December 2018
56.5	—	1.94%	—%	November 2017 to November 2022
83.5	—	2.20%	—%	December 2018 to May 2023
The Company does not apply hedge accounting to the interest rate derivatives which expire December 2018. The fair value of all interest rate swap agreements was a net asset of $0.8 million and a net liability $0.3 million at December 31, 2017 and 2016, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2017, $0.1 million of the amount included in OCI is expected to be reclassified as expense in the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.
The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2017	2016	Balance sheet location	2017	2016
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$—	$—	Prepaid expenses and other	$0.1	$—
Long-term	Other non-current assets	0.7	—	Other non-current assets	—	—
	Other long-term liabilities	—	—	Other long-term liabilities	0.1	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	8.3	—	Prepaid expenses and other	4.0	—
	Other current liabilities	2.8	3.7	Other current liabilities	4.3	14.0
Long-Term	Other non-current assets	3.9	—	Other non-current assets	1.3	—
	Other long-term liabilities	0.5	—	Other long-term liabilities	7.7	10.1
Total derivatives designated as hedging instruments		$16.2	$3.7		$17.5	$24.1
Derivatives not designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$0.4	$—	Prepaid expenses and other	$—	$—
	Other current liabilities	—	—	Other current liabilities	—	0.3
Long-term	Other non-current assets	—	0.2	Other non-current assets	—	—
	Other long-term liabilities	—	—	Other long-term liabilities	0.1	0.2
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.8	—	Prepaid expenses and other	0.4	—
	Other current liabilities	0.1	1.6	Other current liabilities	0.8	3.9
Total derivatives not designated as hedging instruments		$1.3	$1.8		$1.3	$4.4
Total derivatives		$17.5	$5.5		$18.8	$28.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty at December 31, 2017 and 2016 as recorded in the Consolidated Balance Sheets:

	Derivative Assets as of December 31, 2017				Derivative Liabilities as of December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$1.0	$(0.2)	$0.8	$0.8	$0.2	$(0.2)	$—	$—
Foreign currency exchange contracts	7.3	(7.3)	—	—	9.4	(7.3)	2.1	2.1
Total derivatives	$8.3	$(7.5)	$0.8	$0.8	$9.6	$(7.5)	$2.1	$2.1

	Derivative Assets as of December 31, 2016				Derivative Liabilities as of December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$0.2	$(0.2)	$—	$—	$0.5	$(0.2)	$0.3	$0.3
Foreign currency exchange contracts	—	—	—	—	22.7	—	22.7	22.7
Total derivatives	$0.2	$(0.2)	$—	$—	$23.2	$(0.2)	$23.0	$23.0
The following table summarizes the pre-tax impact of derivative instruments for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2017	2016	2015		2017	2016	2015		2017	2016	2015
Cash Flow Hedges
Interest rate swap agreements	$0.5	$—	$—	Interest expense	$—	$—	$—	Other	$—	$—	$—
Foreign currency exchange contracts	14.1	(15.5)	(11.1)	Cost of sales	(5.7)	(3.0)	(8.7)	Cost of sales	(0.1)	(0.2)	0.1
	$14.6	$(15.5)	$(11.1)		$(5.7)	$(3.0)	$(8.7)		$(0.1)	$(0.2)	$0.1

Derivatives Not Designated as Hedging Instruments						Location of Gain or (Loss) Recognized in Income on Derivative			Amount of Gain or (Loss) Recognized in Income on Derivative
									2017	2016	2015
Cash flow hedges
Interest rate swap agreements						Other			$0.2	$(0.6)	$(0.5)
Foreign currency exchange contracts						Cost of sales			2.0	(2.8)	0.3
Total									$2.2	$(3.4)	$(0.2)

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

During 2017, 2016 and 2015, the Company recognized a settlement loss of $1.0 million, $0.9 million and $1.3 million, respectively, resulting from lump-sum distributions exceeding the total projected interest cost for the plan year for its U.S. pension plans.
The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2017	2016	2015
United States Plans
Weighted average discount rates	3.40%	3.75%	4.00%
Expected long-term rate of return on assets	7.50%	7.50%	7.50%
Non-U.S. Plans
Weighted average discount rates	0.88% - 2.40%	0.86% - 2.50%	2.10% - 3.70%
Rate of increase in compensation levels	1.50% - 2.50%	1.50% - 2.50%	2.00% - 2.50%
Expected long-term rate of return on assets	1.70% - 7.00%	3.00% - 7.00%	3.00% - 7.00%
Each year, the assumptions used to calculate the benefit obligation are used to calculate the net periodic pension expense for the following year.
Set forth below is a detail of the net periodic pension expense for the defined benefit plans for the years ended December 31:

	2017	2016	2015
United States Plans
Service cost	$—	$—	$—
Interest cost	2.7	3.0	2.9
Expected return on plan assets	(4.9)	(5.0)	(5.5)
Amortization of actuarial loss	1.8	1.6	1.5
Amortization of prior service credit	(0.3)	(0.3)	(0.3)
Settlements	1.0	0.9	1.3
Net periodic pension expense (benefit)	$0.3	$0.2	$(0.1)
Non-U.S. Plans
Service cost	$0.2	$0.2	$0.2
Interest cost	4.1	5.0	5.6
Expected return on plan assets	(9.2)	(8.8)	(9.6)
Amortization of actuarial loss	2.7	1.4	2.0
Net periodic pension expense (benefit)	$(2.2)	$(2.2)	$(1.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31:

	2017	2016	2015
United States Plans
Current year actuarial (gain) loss	$(2.0)	$1.6	$4.3
Amortization of actuarial loss	(1.8)	(1.6)	(1.5)
Amortization of prior service credit	0.3	0.3	0.3
Settlements	(1.0)	(0.9)	(1.3)
Total recognized in other comprehensive income (loss)	$(4.5)	$(0.6)	$1.8
Non-U.S. Plans
Current year actuarial (gain) loss	$(13.8)	$20.5	$2.0
Amortization of actuarial loss	(2.7)	(1.4)	(2.0)
Current year prior service credit	—	—	(0.1)
Total recognized in other comprehensive income (loss)	$(16.5)	$19.1	$(0.1)
The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Projected benefit obligation at beginning of year	$75.7	$165.2	$77.3	$156.1
Service cost	—	0.2	—	0.2
Interest cost	2.7	4.1	3.0	5.0
Actuarial (gain) loss	2.9	(1.9)	1.2	34.6
Benefits paid	(4.5)	(5.8)	(4.2)	(5.4)
Employee contributions	—	0.1	—	0.1
Lump sum payments	(2.0)	—	(1.6)	—
Business acquisition benefit obligation	—	—	—	2.5
Foreign currency exchange rate changes	—	17.1	—	(27.9)
Projected benefit obligation at end of year	$74.8	$179.0	$75.7	$165.2
Accumulated benefit obligation at end of year	$74.8	$178.4	$75.7	$164.7
Change in plan assets
Fair value of plan assets at beginning of year	$67.2	$138.9	$68.4	$144.7
Actual return on plan assets	9.8	20.6	4.6	21.1
Employer contributions	0.5	9.2	—	3.2
Employee contributions	—	0.1	—	0.1
Benefits paid	(4.5)	(5.8)	(4.2)	(5.4)
Settlements	(2.0)	—	(1.6)	—
Foreign currency exchange rate changes	—	15.3	—	(24.8)
Fair value of plan assets at end of year	$71.0	$178.3	$67.2	$138.9
Funded status at end of year	$(3.8)	$(0.7)	$(8.5)	$(26.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$0.1	$3.8	$—	$—
Noncurrent liabilities	(3.9)	(4.5)	(8.5)	(26.3)
	$(3.8)	$(0.7)	$(8.5)	$(26.3)
Components of accumulated other comprehensive income (loss) consist of:
Actuarial loss	$37.9	$40.1	$42.7	$53.3
Prior service credit	(0.3)	(0.1)	(0.6)	(0.1)
Deferred taxes	(7.8)	(5.2)	(14.4)	(9.0)
Change in statutory tax rate	(6.0)	(2.0)	(1.2)	(1.6)
Foreign currency translation adjustment	—	2.3	—	6.1
	$23.8	$35.1	$26.5	$48.7
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
Expected amortization of amounts included in accumulated other comprehensive income (loss) to be recognized in net periodic benefit cost in 2018 are:

	Amount	Net of tax
Actuarial loss	$3.8	$3.0
Prior service credit	$(0.2)	$(0.2)
The Company expects to contribute $0.5 million to its non-U.S. pension plans in 2018. The Company does not expect to contribute to its U.S. pension plans in 2018.
Pension benefit payments are made from assets of the pension plans. Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plans	Non-U.S. Plans
2018	$6.1	$5.7
2019	6.0	6.6
2020	5.7	6.6
2021	5.6	6.6
2022	5.5	6.7
2023 - 2027	23.9	39.4
	$52.8	$71.6
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
The following is the actual allocation percentage and target allocation percentage for the Company's U.S. pension plan assets at December 31:

	2017 Actual Allocation	2016 Actual Allocation	Target Allocation Range
U.S. equity securities	44.8%	45.4%	36.0% - 54.0%
Non-U.S. equity securities	20.0%	19.7%	16.0% - 24.0%
Fixed income securities	33.9%	33.9%	30.0% - 40.0%
Money market	1.3%	1.0%	0.0% - 10.0%
The following is the actual allocation percentage and target allocation percentage for the Company's U.K. pension plan assets at December 31:

	2017 Actual Allocation	2016 Actual Allocation	Target Allocation
U.K. equity securities	20.2%	21.2%	21.0%
Non-U.K. equity securities	49.3%	48.8%	49.0%
Fixed income securities	27.7%	30.0%	30.0%
Money market	2.8%	—%	—%
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

	Level 1		Level 2
	2017	2016	2017	2016
U.S. equity securities	$31.8	$30.5	$26.1	$20.4
U.K. equity securities	—	—	32.8	26.7
Non-U.S., non-U.K. equity securities	14.2	13.3	54.0	42.0
Fixed income securities	24.1	22.7	60.9	49.8
Money market	0.9	0.7	4.5	—
Total	$71.0	$67.2	$178.3	$138.9

Defined Contribution Plans: The Company has defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. The Company generally matches employee contributions based on plan provisions. In addition, the Company has defined contribution retirement plans whereby the contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

and compensation of the participants. Total costs, including Company contributions, for these plans were $24.3 million, $21.2 million and $23.5 million in 2017, 2016 and 2015, respectively.

NOTE 10—Inventories
Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At December 31, 2017 and 2016, 49% and 54%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, in the United States. The FIFO method is used with respect to all other inventories.
The cost components of inventory include raw materials, purchased components, direct and indirect labor, utilities, depreciation, inbound freight charges, purchasing and receiving costs, inspection costs and warehousing costs. Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs.
Inventories are summarized as follows:

	December 31
	2017	2016
Finished goods and service parts	$193.7	$171.9
Work in process	19.9	26.1
Raw materials	239.0	191.4
Total manufactured inventories	452.6	389.4
LIFO reserve	(40.7)	(37.2)
Total inventory	$411.9	$352.2

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
The Company periodically evaluates long-lived assets, including intangible assets with finite lives, for impairment when changes in circumstances or the occurrence of certain events indicate the carrying amount of an asset may not be recoverable. Upon identification of indicators of impairment, assets and liabilities are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets or liabilities. The asset group would be considered impaired when the estimated future undiscounted cash flows generated by the asset group are less than carrying value. If the carrying value of an asset group is considered impaired, an impairment charge is recorded for the amount that the carrying value of the asset group exceeds its fair value. Fair value is estimated as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

During the fourth quarter of 2017, in connection with the preparation of the Company's annual operating plan for 2018 and longer-term forecast, the Company identified indicators of impairment at Nuvera due to the extension of time expected to commercialize Nuvera's products and the related length of time needed to achieve break-even operating results and positive cash flows. Accordingly, the Company performed an impairment analysis during the fourth quarter of 2017 of Nuvera's long-lived assets, including property, plant and equipment and intangible assets with finite lives.Based on this analysis, it was determined that the fair value of these assets was less than the respective carrying amounts of such assets, and accordingly, the Company recognized an impairment charge of $4.9 million in the Nuvera segment, which is included in selling, general and administrative expenses in the consolidated statement of operations. The impairment charge reduced property, plant, and equipment by $3.7 million and intangible assets by $1.2 million. The estimated fair value of intangible assets with finite lives

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

was determined using a relief from royalty method and property, plant and equipment was determined using a cost approach. These valuation methods use Level 3 inputs under the fair value hierarchy.

Property, plant and equipment, net includes the following:

	December 31
	2017	2016
Land and land improvements	$27.4	$26.3
Plant and equipment	700.4	645.1
Property, plant and equipment, at cost	727.8	671.4
Allowances for depreciation and amortization	(462.4)	(416.3)
	$265.4	$255.1
Total depreciation and amortization expense on property, plant and equipment was $37.4 million, $34.5 million and $28.4 million during 2017, 2016, and 2015, respectively.

NOTE 12—Goodwill and Intangible Assets

The Company evaluates the carrying amount of goodwill and indefinite-lived intangible assets for impairment annually as of May 1st and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. The Company uses either a qualitative or quantitative analysis to determine whether fair value exceeds carrying value. Goodwill impairment testing for 2017 was performed using a quantitative analysis for each reporting unit. As part of our quantitative testing process for goodwill, the Company estimated fair values using a discounted cash flow approach from the perspective of a market participant. Significant estimates in the discounted cash flow approach are cash flow forecasts of the reporting units, the discount rate, the terminal business value and the projected income tax rate. The cash flow forecasts of the reporting units are based upon management’s long-term view of markets and are the forecasts that are used by senior management and the Board of Directors to evaluate operating performance. The discount rate utilized is management’s estimate of what the market’s weighted average cost of capital is for a company with a similar debt rating and stock volatility, as measured by beta. The projected income tax rates utilized are the statutory tax rates for the countries where each reporting unit operates. The terminal business value is determined by applying a business growth factor to the latest year for which a forecast exists. As part of the goodwill quantitative testing process, the Company evaluates whether there are reasonably likely changes to management’s estimates that would have a material impact on the results of the goodwill impairment testing.

The annual testing of goodwill for impairment was conducted as of May 1, 2017. The fair value of each reporting unit was in excess of its carrying value and thus, no impairment exists.

The indefinite-lived intangible assets are the Bolzoni trademarks. Fair values used in testing for potential impairment of the trademarks are calculated by applying an estimated market value royalty rate to the forecasted revenues of the businesses that utilize those assets. The assumed cash flows from this calculation are discounted using the Company’s weighted average cost of capital. The annual testing of indefinite-lived intangibles for impairment was conducted as of May 1, 2017. The fair value of the indefinite-lived intangible assets was in excess of its carrying value and thus, no impairment exists.

The following table summarizes intangible assets, other than goodwill, recorded in the consolidated balance sheets:

December 31, 2017	Gross Carrying Amount	Accumulated Amortization	Net Balance
Intangible assets not subject to amortization
Trademarks	$18.0	$—	$18.0
Intangible assets subject to amortization
Customer and contractual relationships	30.5	(6.4)	24.1
Patents and technology	16.5	(3.1)	13.4
Trademarks	0.6	—	0.6
Total	$65.6	$(9.5)	$56.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Net Balance
Intangible assets not subject to amortization
Trademarks	$15.8	$—	$15.8
Intangible assets subject to amortization
Customer and contractual relationships	$27.9	$(2.9)	$25.0
Patents and technology	16.3	(2.0)	14.3
Trademarks	1.2	(0.1)	1.1
Total	$61.2	$(5.0)	$56.2

As further described in Note 11, the Company recognized a $1.2 million impairment charge for Nuvera consisting of $0.8 million and $0.4 million for patents and technology and trademarks, respectively.

Amortization expense for intangible assets, which is recognized on a straight-line basis over the estimated useful life of the related asset, was $5.7 million and $4.6 million in 2017 and 2016, respectively. Expected annual amortization expense of other intangible assets, based upon December 31, 2017 U.S. dollar values, for the next five years is as follows: $4.9 million in 2018, $4.8 million in 2019, $4.5 million in 2020, $3.6 million in 2021 and $3.1 million in 2022. The weighted-average amortization period for intangible assets is as follows:

Intangible assets subject to amortization	Weighted-Average Useful Lives (Years)
Customer relationships	10
Engineering drawings	9
Non-compete agreement	2
Patents	7
Trademarks	10

The following table summarizes goodwill by segment as of December 31, 2017 and 2016:

	Carrying Amount of Goodwill
	Americas	EMEA	Bolzoni	Total
Balance at January 1, 2016	$—	$—	$—	$—
Additions	1.7	—	54.2	55.9
Foreign currency translation	—	—	(5.2)	(5.2)
Balance at December 31, 2016	$1.7	$—	$49.0	$50.7
Additions	—	0.8	1.0	1.8
Foreign currency translation	—	—	6.6	6.6
Balance at December 31, 2017	$1.7	$0.8	$56.6	$59.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 13—Current and Long-Term Financing
The following table summarizes available and outstanding borrowings:

	December 31
	2017	2016
Total outstanding borrowings:
Revolving credit agreements	$6.1	$116.0
Term loan, net	190.9	—
Other debt	73.9	68.5
Capital lease obligations	19.8	26.7
Total debt outstanding	$290.7	$211.2
Plus: discount on term loan and unamortized deferred financing fees	4.1	—
Total debt outstanding, gross	$294.8	$211.2
Current portion of borrowings outstanding	$74.5	$129.0
Long-term portion of borrowings outstanding	$216.2	$82.2
Total available borrowings, net of limitations, under revolving credit agreements	$218.8	$291.2
Unused revolving credit agreements	$212.7	$175.2
Weighted average stated interest rate on total borrowings	5.2%	4.4%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements)	3.9%	4.4%
Annual maturities of total debt, excluding capital leases, are as follows:

2018	$68.5
2019	31.3
2020	10.1
2021	10.1
2022	10.0
Thereafter	145.0
$275.0
Interest paid on total debt was $13.6 million, $5.6 million and $3.6 million during 2017, 2016 and 2015, respectively.

The Company has a $200.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in April 2022. There were no borrowings outstanding under the Facility at December 31, 2017. The excess availability under the Facility, at December 31, 2017, was $195.9 million, which reflects reductions of $4.1 million for letters of credit and other restrictions. The Facility consists of a U.S. revolving credit facility in the amount of $120.0 million and a non-U.S. revolving credit facility in the amount of $80.0 million. The Facility can be increased up to the total aggregate amount of $300.0 million over the term of the agreement in minimum increments of $10.0 million subject to certain conditions. The obligations under the Facility are generally secured by a first priority lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory and a second priority lien on the Term Loan Collateral (defined below). The approximate book value of assets held as collateral under the Facility was $1.0 billion as of December 31, 2017.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, as of December 31, 2017, for U.S. base rate loans and LIBOR loans were 0.25% and 1.25%, respectively. The applicable margins, as of December 31, 2017, for non-U.S. base rate loans and LIBOR loans was 1.25%. The applicable LIBOR interest rates under the Facility on December 31, 2017 were 2.73% and 1.25%, respectively, for the U.S. and non-U.S. facility including the applicable floating rate margin. The Facility also required the payment of a fee of 0.350% per annum on the unused commitment as of December 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as defined in the Facility, and limits the payment of dividends. If availability for both total and U.S. revolving credit facilities on a pro forma basis, is greater than fifteen percent and less than or equal to twenty percent, the Company may pay dividends subject to achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the availability is greater than twenty percent for both total and U.S. revolving credit facilities on a pro forma basis, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the U.S. revolver commitments, as defined in the Facility. At December 31, 2017, the Company was in compliance with the covenants in the Facility.

In 2017, the Company entered into an agreement for a $200.0 million term loan (the “Term Loan”), which matures in May 2023. The Term Loan requires quarterly principal payments on the last day of each March, June, September and December commencing September 30, 2017 in an amount equal to $2.5 million and the final principal repayment due on the May 30, 2023. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At December 31, 2017, there was $195.0 million of principal outstanding under the Term Loan which has been reduced in the Consolidated Balance Sheet by $4.1 million of discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property (collectively, the "Term Loan Collateral") and a second priority lien on the remaining collateral of the U.S. borrowers in the Facility. The approximate book value of assets held as collateral under the Term Loan was $710 million as of December 31, 2017.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin is based on the consolidated leverage ratio, as provided in the Term Loan, and ranges from 2.75% to 3.00% for U.S. base rate loans and 3.75% to 4.00% for Eurodollar loans. The weighted average interest rate on the amount outstanding under the Term Loan at December 31, 2017 was 5.57%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of regularly scheduled dividends and other restricted payments to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 1.75 to 1.00 at the time of the payment. At December 31, 2017, the Company was in compliance with the covenants in the Term Loan.

The Company incurred fees and expenses of $4.7 million and $1.7 million in 2017 and 2016, respectively. These fees related to the amendment to the Facility and entry into the Term Loan. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.

The Company had other debt outstanding, excluding capital leases, of approximately $80.0 million at December 31, 2017. In addition to the excess availability under the Facility, the Company had remaining availability of $16.8 million related to other non-U.S. revolving credit agreements.

NOTE 14—Leasing Arrangements
The Company leases certain office, manufacturing and warehouse facilities and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2031. Many leases include renewal and/or fair value purchase options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Future minimum capital and operating lease payments at December 31, 2017 are:

	Capital Leases	Operating Leases
2018	$7.1	$20.2
2019	5.9	13.9
2020	4.9	10.3
2021	2.4	7.4
2022	—	6.1
Subsequent to 2022	—	17.0
Total minimum lease payments	20.3	$74.9
Amounts representing interest	0.5
Present value of net minimum lease payments	19.8
Current maturities	6.8
Long-term capital lease obligation	$13.0
Rental expense for all operating leases was $22.5 million, $17.3 million and $18.3 million for 2017, 2016 and 2015, respectively. The Company also recognized $7.9 million, $5.3 million and $2.7 million in rental income on subleases of equipment for 2017, 2016 and 2015, respectively. These subleases were primarily related to lift trucks in which the Company records revenues over the term of the lease in accordance with the rental agreements with its customers. The sublease rental income for these lift trucks is included in “Revenues” and the related rent expense is included in “Cost of sales” in the Consolidated Statements of Operations for each period. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of December 31, 2017 are $26.8 million.
Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2017	2016
Plant and equipment	$35.9	$37.5
Less accumulated amortization	(10.4)	(8.1)
	$25.5	$29.4
Amortization of plant and equipment under capital leases is included in depreciation expense. Capital lease obligations of $0.2 million, $12.8 million and $15.2 million were incurred in connection with lease agreements to acquire machinery and equipment during 2017, 2016 and 2015, respectively.

NOTE 15—Product Warranties

The Company provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. For certain series of lift trucks, the Company provides a standard warranty of one to two years or 2,000 or 4,000 hours. For components in some series of lift trucks, the Company provides a standard warranty of two to three years or 4,000 to 6,000 hours. The Company estimates the costs which may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized.

In addition, the Company sells separately priced extended warranty agreements that generally provide a warranty for an additional two to five years or up to 2,400 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

	2017	2016
Balance at January 1	$52.3	$55.5
Current year warranty expense	32.2	35.4
Change in estimate related to pre-existing warranties	(8.9)	(10.1)
Payments made	(26.5)	(27.9)
Foreign currency effect	1.9	(0.6)
Balance at December 31	$51.0	$52.3

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

NOTE 17—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at December 31, 2017 and 2016 were $203.5 million and $149.3 million, respectively. As of December 31, 2017, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at December 31, 2017 was approximately $254.8 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of December 31, 2017, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $54.3 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $12.0 million as of December 31, 2017. The $54.3 million is included in the $203.5 million of total amounts subject to recourse or repurchase obligations at December 31, 2017.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At December 31, 2017, approximately $174.2 million of the Company's total recourse or repurchase obligations of $203.5 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At December 31, 2017, loans from WF

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

to HYGFS totaled $1.0 billion. Although the Company’s contractual guarantee was $205.9 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $174.2 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $179.6 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $272.3 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at December 31, 2017:

	HYGFS	Total
Total recourse or repurchase obligations	$174.2	$203.5
Less: exposure limited for certain dealers	54.3	54.3
Plus: 7.5% of original loan balance	12.0	12.0
	131.9	161.2
Incremental obligation related to guarantee to WF	179.6	179.6
Total exposure related to guarantees	$311.5	$340.8

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
Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt financing to dealers and lease financing to both dealers and customers. HYGFS’ total purchases of Hyster® and Yale® lift trucks from dealers, and directly from the Company such that HYGFS could provide retail lease financing to customers for the years ended December 31, 2017, 2016 and 2015 were $475.9 million, $438.8 million and $483.2 million, respectively. Of these amounts, $71.1 million, $69.4 million and $78.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, were invoiced directly from the Company to HYGFS so that the customer could obtain operating lease financing from HYGFS. Amounts receivable from HYGFS were $10.4 million and $12.1 million at December 31, 2017 and 2016, respectively. The Company provides recourse for certain financing provided by HYGFS to its dealers and customers. In addition, the Company also provides a guarantee to WF for their portion of HYGFS' debt. Refer to Note 17 for additional details relating to the guarantees provided to WF.
In addition to providing financing to dealers, HYGFS provides operating lease financing to the Company. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain customers whereby the Company sells lift trucks to HYGFS, leases these lift trucks back under an operating lease agreement and then subleases those lift trucks to customers under an operating lease agreement. Total obligations to HYGFS under the operating lease agreements were $15.8 million and $17.2 million at December 31, 2017 and 2016, respectively. In addition, the Company provides certain subsidies to its dealers that are paid directly to HYGFS. Total subsidies were $3.3 million, $2.8 million and $2.8 million for 2017, 2016 and 2015, respectively.

The Company provides certain services to HYGFS for which it receives compensation under the terms of the joint venture agreement. The services consist primarily of administrative functions and remarketing services. Total income recorded by the Company related to these services was $9.5 million in 2017, $9.8 million in 2016 and $14.6 million in 2015. In addition, in December 2015, the Company received $5.0 million as an amendment fee, that was deferred and is being recognized over the remaining term of the agreement which expires in December 2018.
The Company has a 50% ownership interest in SN, a limited liability company that was formed primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®- branded lift trucks and related components and service parts outside of Japan. The Company purchases products from SN under agreed-upon terms. The Company’s ownership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

in SN is also accounted for using the equity method of accounting and is included in the JAPIC segment. The Company purchases products from SN under normal trade terms based on current market prices. In 2017, 2016 and 2015, purchases from SN were $46.8 million, $55.0 million and $57.1 million, respectively. Amounts payable to SN at December 31, 2017 and 2016 were $18.1 million and $16.5 million, respectively.
The Company recognized income of $0.4 million, $0.5 million and $0.3 million for payments from SN for use of technology developed by the Company which is included in “Revenues” in the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, respectively.
Summarized unaudited financial information for equity investments is as follows:

	2017	2016	2015
Statement of Operations
Revenues	$350.3	$326.7	$315.0
Gross profit	$111.9	$103.4	$98.7
Income from continuing operations	$127.2	$25.5	$23.1
Net income	$127.2	$25.5	$23.1
Balance Sheet
Current assets	$125.3	$115.5
Non-current assets	$1,484.0	$1,272.2
Current liabilities	$120.7	$117.2
Non-current liabilities	$1,241.6	$1,138.0
The results of HYGFS for 2017, which are included in the table above, include a provisional benefit of $99.2 million related to the Tax Reform Act, of which the Company has recognized $19.8 million under the equity method of accounting for HYGFS.
At December 31, 2017 and 2016, the investment in HYGFS was $35.2 million and $13.8 million, respectively, the investment in SN was $36.8 million and $31.6 million, respectively, and Bolzoni's investment in unconsolidated affiliates was $0.5 million and $0.5 million, respectively. The investments are included in “Investment in Unconsolidated Affiliates” in the Consolidated Balance Sheets. The Company received dividends of $2.4 million, $4.8 million and $2.3 million from HYGFS in 2017, 2016 and 2015, respectively. The Company received dividends of $0.4 million, $0.3 million and $0.2 million from SN in 2017, 2016 and 2015, respectively.

During 2017, the Company acquired an equity investment in a third party for $5.6 million. This investment is accounted for as an available-for-sale security and valued using a quoted market price in an active market, or Level 1 in the fair value hierarchy. The Company's investment as of December 31, 2017 was $9.4 million, which includes a $3.3 million unrealized gain ($2.8 million net of tax) that was recorded in OCI in the Consolidated Balance Sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The acquisition of Bolzoni added a broader range of forklift truck attachments, forks and lift tables to the Company's suite of products and provides an important platform for additional growth. The acquisition of Bolzoni has been accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The process of estimating the fair values of intangible assets and certain tangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates.

The following table summarizes the final allocation of the fair values of the assets acquired and the liabilities assumed of Bolzoni as of April 1, 2016:

Acquired Assets and Liabilities	Fair Value
Cash	$8.0
Accounts receivable	34.0
Inventories	31.5
Property, plant and equipment	43.3
Intangible Assets	54.8
Other assets	0.5
Total assets acquired	$172.1
Accounts payable	32.7
Total debt	44.3
Long-term deferred tax liabilities	12.5
Other liabilities	8.0
Total liabilities assumed	$97.5
Noncontrolling interest	5.7
Net assets acquired	$68.9
Initial purchase price	$60.9
Interest acquired in mandatory tender offer	$63.2
Goodwill	$55.2

Acquired Intangible Assets	Fair Value	Weighted-Average Useful Lives (Years)	Valuation Method
Customer relationships	$22.1	13	Excess Earnings
Trademarks	17.1	Indefinite	Relief from Royalty
Engineering drawings	12.5	10	Reproduction Cost
Patents	2.1	10	Relief from Royalty
Non-compete agreement	1.0	3	Lost Profit
Total	$54.8

The fair value of accounts receivable acquired was $34.0 million with the gross contractual amount being $34.0 million. At the time of the acquisition, the Company expected to collect all accounts receivable. The $55.2 million of goodwill was assigned to the Bolzoni segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Bolzoni. None of the goodwill is expected to be deductible for income tax purposes. The results of Bolzoni’s operations have been included in the consolidated financial statements since the acquisition date and are reflected in the Bolzoni segment. Pro forma information has not been presented as it would not be materially different from historical reported results of operations.

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

On December 6, 2017, the Company's indirect wholly owned subsidiary, Hyster-Yale Acquisition Holding Ltd., entered into an Equity Transfer Agreement (“ETA”) with KNSN Pipe & Pile Company Limited (“KNSN”), pursuant to which Acquisition Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

will purchase 75% of the equity interest of Zhejiang Maximal Forklift Co., Ltd. (“Maximal”) from KNSN for an aggregate purchase price of $90.0 million. After the closing under the ETA, which the Company currently anticipates to be in the second quarter of 2018, the remaining 25% of the equity interest of Maximal will be owned by the current senior management of Maximal, through Y-C Hong Kong Holding Company Limited (“HK Holding Co.”). Maximal is a privately held manufacturer of utility and standard lift trucks and specialized materials handling equipment founded in 2006 in the Hangzhou, Zhejiang Province of China.

Under the terms of the ETA, upon the closing, the Company will pay $81.0 million to a jointly-controlled bank account under the name of KNSN, and KNSN is only allowed to use such amount to repay intercompany indebtedness owed by KNSN to Maximal and to remove existing related-party guarantees provided by Maximal. Any balance amount remaining after fulfilling the specified purposes will belong to KNSN. In addition, upon the closing, the Company will pay $9.0 million to an escrow account, which will be released to KNSN in two installments. The first installment of $2.7 million will be released on the second anniversary of the closing and the second installment of $6.3 million will be released on the third anniversary of the closing subject to a number of conditions. The closing of the transaction is subject to customary closing conditions and required regulatory approvals. KNSN is obligated to indemnify the Company from and against any breach of representations and warranties and any liabilities and losses associated with the pre-closing operations of Maximal. Either party has a right to terminate the transaction if the closing conditions (other than governmental approvals) have not been satisfied within nine months of the signing, with no penalties on either party.

In addition, on December 6, 2017, the Company signed an incentive agreement with Mr. Jin Hong Lu, a key member of senior management of Maximal and the majority shareholder of KNSN. Pursuant to this agreement, the Company will pay $10.0 million to Mr. Lu by the third anniversary of the closing under the ETA, provided that Mr. Lu, his immediate family members and any affiliates fully comply with the non-competition, conflict of interest, non-solicitation, and compliance covenants set forth in the agreement.

On December 6, 2017, pursuant to the terms of the ETA, Mr. Lu signed and issued a Guarantee and Undertaking Letter for the benefit of the Company, guaranteeing KNSN’s performance of all terms under the ETA. In the case of any breach of the ETA by KNSN, Mr. Lu shall be liable and shall indemnify the Company against any losses arising from such breach in accordance with the ETA and applicable laws.

The Company recognized $2.5 million and $6.6 million of acquisition-related costs during 2017 and 2016, respectively, which are included in the Americas segment. These costs are included in the line “Selling, general and administrative expenses” in the Consolidated Statement of Operations.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2017, 2016 AND 2015

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe (A)	Deductions — Describe		Balance at End of Period
	(In millions)
2017
Reserves deducted from asset accounts:
Allowance for doubtful accounts (B)	$14.9	$0.2	$1.1	$7.5	(C)	$8.7
2016
Reserves deducted from asset accounts:
Allowance for doubtful accounts (B)	$12.8	$6.3	$(2.7)	$1.5	(C)	$14.9
2015
Reserves deducted from asset accounts:
Allowance for doubtful accounts (B)	$16.3	$4.9	$(2.1)	$6.3	(C)	$12.8

(A)	Foreign currency translation adjustments and other.

(B)	Includes allowance of receivables classified as long-term of $5.0 million, $4.6 million and $4.5 million in 2017, 2016 and 2015, respectively.

(C)	Write-offs, net of recoveries.