Form 10-Q
period 2018-03-31
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2018-05-01
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Number of shares of Class A Common Stock outstanding at April 27, 2018: 12,655,319
Number of shares of Class B Common Stock outstanding at April 27, 2018: 3,895,871

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2018	DECEMBER 31 2017
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$228.1	$220.1
Accounts receivable, net	469.5	453.0
Inventories, net	428.0	411.9
Prepaid expenses and other	59.4	46.4
Total Current Assets	1,185.0	1,131.4
Property, Plant and Equipment, Net	266.9	265.4
Intangible Assets, Net	56.2	56.1
Goodwill	60.6	59.1
Deferred Income Taxes	11.4	16.6
Investment in Unconsolidated Affiliates	65.4	81.9
Other Non-current Assets	47.9	37.4
Total Assets	$1,693.4	$1,647.9
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$413.7	$385.8
Accounts payable, affiliates	20.7	18.1
Revolving credit facilities	6.3	6.1
Current maturities of long-term debt	68.4	68.4
Accrued payroll	29.8	51.7
Other current liabilities	168.0	162.3
Total Current Liabilities	706.9	692.4
Long-term Debt	208.7	216.2
Self-insurance Liabilities	31.9	33.5
Pension Obligations	11.1	11.1
Deferred Income Taxes	12.8	13.0
Other Long-term Liabilities	114.0	109.3
Total Liabilities	1,085.4	1,075.5
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 12,649,482 shares outstanding (2017 - 12,562,817 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,898,018 shares outstanding (2017 - 3,899,503 shares outstanding)	0.1	0.1
Capital in excess of par value	317.5	323.8
Treasury stock	(25.1)	(31.5)
Retained earnings	402.9	389.1
Accumulated other comprehensive loss	(94.6)	(116.1)
Total Stockholders' Equity	600.9	565.5
Noncontrolling Interests	7.1	6.9
Total Equity	608.0	572.4
Total Liabilities and Equity	$1,693.4	$1,647.9

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2018	2017
	(In millions, except per share data)
Revenues	$788.2	$713.1
Cost of sales	656.1	587.0
Gross Profit	132.1	126.1
Operating Expenses
Selling, general and administrative expenses	112.9	103.5
Operating Profit	19.2	22.6
Other (income) expense
Interest expense	4.0	1.8
Income from unconsolidated affiliates	(2.8)	(2.1)
Other	(1.8)	(1.4)
	(0.6)	(1.7)
Income Before Income Taxes	19.8	24.3
Income tax provision	4.9	6.2
Net Income Attributable to Stockholders	$14.9	$18.1

Basic Earnings per Share	$0.90	$1.10
Diluted Earnings per Share	$0.90	$1.10

Dividends per Share	$0.3025	$0.2950

Basic Weighted Average Shares Outstanding	16.506	16.421
Diluted Weighted Average Shares Outstanding	16.568	16.474

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED
	MARCH 31
	2018	2017
	(In millions)
Net Income	$14.9	$18.1
Other comprehensive income (loss)
Foreign currency translation adjustment	9.8	7.5
Current period cash flow hedging activity	13.0	4.5
Reclassification of hedging activities into earnings	0.8	0.1
Reclassification of pension into earnings	0.7	0.7
Comprehensive Income	$39.2	$30.9
Other comprehensive (income) loss attributable to noncontrolling interests
Foreign currency translation adjustment attributable to noncontrolling interests	(0.2)	(0.3)
Comprehensive Income Attributable to Stockholders	$39.0	$30.6

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2018	2017
	(In millions)
Operating Activities
Net income	$14.9	$18.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.4	10.5
Amortization of deferred financing fees	0.4	0.3
Deferred income taxes	(0.1)	1.7
Stock-based compensation	0.7	1.3
Dividends from unconsolidated affiliates	22.2	2.8
Other non-current liabilities	1.2	(2.8)
Other	—	(1.2)
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	(10.6)	(17.8)
Inventories	(13.1)	(2.7)
Other current assets	(4.4)	(4.1)
Accounts payable	26.3	107.2
Other current liabilities	(20.4)	(11.3)
Net cash provided by operating activities	28.5	102.0
Investing Activities
Expenditures for property, plant and equipment	(7.4)	(6.4)
Proceeds from the sale of assets	0.4	0.3
Business acquisitions, net of cash acquired	—	(1.0)
Net cash used for investing activities	(7.0)	(7.1)
Financing Activities
Additions to long-term debt	8.9	7.6
Reductions of long-term debt	(17.1)	(10.8)
Net change to revolving credit agreements	0.1	(65.4)
Cash dividends paid	(5.0)	(4.9)
Financing fees paid	(0.6)	—
Purchase of treasury stock	(0.6)	(0.1)
Net cash used for financing activities	(14.3)	(73.6)
Effect of exchange rate changes on cash	0.8	0.8
Cash and Cash Equivalents
Increase for the period	8.0	22.1
Balance at the beginning of the period	220.1	43.2
Balance at the end of the period	$228.1	$65.3

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain on AFS Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance, December 31, 2016	$0.1	$0.1	$(36.9)	$319.6	$360.3	$(92.0)	$—	$(12.2)	$(75.2)	$463.8	$6.6	$470.4
Stock-based compensation	—	—	—	1.3	—	—	—	—	—	1.3	—	1.3
Stock issued under stock compensation plans	—	—	4.4	(4.4)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	18.1	—	—	—	—	18.1	—	18.1
Cash dividends	—	—	—	—	(4.9)	—	—	—	—	(4.9)	—	(4.9)
Current period other comprehensive income	—	—	—	—	—	7.5	—	4.5	—	12.0	—	12.0
Reclassification adjustment to net income	—	—	—	—	—	—	—	0.1	0.7	0.8	—	0.8
Acquisition of a business	—	—	—	—	—	—	—	—	—	—	0.3	0.3
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.3	0.3
Balance, March 31, 2017	$0.1	$0.1	$(32.5)	$316.5	$373.5	$(84.5)	$—	$(7.6)	$(74.5)	$491.1	$7.2	$498.3

Balance, December 31, 2017	$0.1	$0.1	$(31.5)	$323.8	$389.1	$(58.5)	$2.8	$(1.5)	$(58.9)	$565.5	$6.9	$572.4
Cumulative effect for change in accounting pronouncement	—	—	—	—	3.9	—	(2.8)	—	—	1.1	—	1.1
Stock-based compensation	—	—	—	0.7	—	—	—	—	—	0.7	—	0.7
Stock issued under stock compensation plans	—	—	7.0	(7.0)	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.6)	—	—	—		—	—	(0.6)	—	(0.6)
Net income	—	—	—	—	14.9	—	—	—	—	14.9	—	14.9
Cash dividends	—	—	—	—	(5.0)	—	—	—	—	(5.0)	—	(5.0)
Current period other comprehensive income	—	—	—	—	—	9.8	—	13.0	—	22.8	—	22.8
Reclassification adjustment to net income	—	—	—	—	—	—	—	0.8	0.7	1.5	—	1.5
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.2	0.2
Balance, March 31, 2018	$0.1	$0.1	$(25.1)	$317.5	$402.9	$(48.7)	$—	$12.3	$(58.2)	$600.9	$7.1	$608.0

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2018 and the results of its operations for the three months ended March 31, 2018 and 2017 and the results of its cash flows and changes in equity for the three months ended March 31, 2018 and 2017 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

The accompanying unaudited condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.

Note 2—Recently Issued Accounting Standards

The following table provides a brief description of recent accounting pronouncements adopted January 1, 2018. Unless otherwise noted, the adoption of these standards did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

Standard	Description
Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (Subsequent ASUs have been issued in 2015, 2016 and 2017 to update or clarify this guidance)
The new guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. See Note 3 for additional information.

ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The guidance requires equity investments previously accounted for under the cost method of accounting to be measured at fair value and recognized in net income. In addition, the guidance defines measurement and presentation of financial instruments. The Company recorded a cumulative adjustment to retained earnings for deferred gains related to equity investments in third parties as of January 1, 2018 of $3.6 million. Subsequent changes in the fair value of these investments are recognized directly in earnings.

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

ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement
The guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. As of January 1, 2018, the Company presents the components of net benefit cost, other than service cost, in other (income) expense for its pension plans. Service cost for the Company's pension plans continues to be reported in operating profit. Accordingly, the Company has reclassified $0.8 million of income related to the components of net benefit cost, other than service cost, to other (income) expense for the three months ended March 31, 2017 in the unaudited condensed consolidated statements of operations.

ASU No. 2018-05, Income Taxes (Topic 740)
The guidance codifies Staff Accounting Bulletin No. 118 regarding the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the "Tax Reform Act"). See Note 5 for additional details regarding the status of the Company's provisional amounts recorded at December 31, 2017 as a result of the Tax Reform Act.

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

Note 3—Revenue

Adoption of the new revenue standard: On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” which includes clarifying ASUs issued in 2015, 2016 and 2017 (“new revenue standard”). The new revenue standard was applied to all open revenue contracts using the modified-retrospective method as of January 1, 2018. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the impact of the adoption of the new standard to be material to net income on an ongoing basis.

As of January 1, 2018, the cumulative effect on the Company’s unaudited condensed consolidated balance sheet for the adoption of the new revenue standard was as follows:

	Balance at December 31, 2017	Adjustments due to New Revenue Standard	Balance at January 1, 2018
Accounts receivable, net	$453.0	$0.5	$453.5
Inventories, net	411.9	(0.3)	411.6
Prepaid expenses and other	46.4	1.1	47.5
Other current liabilities	162.3	1.0	163.3
Retained earnings	389.1	0.3	389.4

In accordance with the adoption of the new revenue standard, the effect of adoption on the March 31, 2018 unaudited condensed consolidated income statement and balance sheet was as follows:

	MARCH 31, 2018
	As Reported	Amount before the new revenue standard	Change Higher/(Lower)
Revenues	$788.2	$788.5	$(0.3)
Cost of sales	656.1	656.4	(0.3)
Gross profit	132.1	132.1	—
Operating profit	19.2	19.2	—
Income before income taxes	19.8	19.8	—
Income tax provision	4.9	4.9	—
Net income	14.9	14.9	—

	MARCH 31, 2018
	As Reported	Amount before the new revenue standard	Change Higher/(Lower)
Accounts receivable, net	$469.5	$469.1	$0.4
Inventories, net	428.0	428.3	(0.3)
Prepaid expenses and other	59.4	59.0	0.4
Other current liabilities	168.0	168.2	(0.2)
Retained earnings	402.9	402.6	0.3

The Company has elected to apply the practical expedient to reflect the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price. The Company does not disclose the value of unsatisfied performance obligations for revenue contracts with an original expected length of one year or less.

Accounting policy: Revenue is recognized when obligations under the terms of a contract with the customer are satisfied which occurs when control of the trucks, parts, or services are transferred to the customer. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise for the right to payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers. Taxes collected from customers are excluded from revenue. The estimated costs of product warranties are recognized as expense when the products are sold. See Note 11 for further information on product warranties.

The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title and risks and rewards of ownership have transferred to the customer. Revenue for service contracts are recognized as the services are provided.

The Company also records variable consideration in the form of estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, promotions and other volume-based incentives. Lift truck sales revenue is recorded net of estimated discounts. The estimated discount amount is based upon historical experience and trend analysis for each lift truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, the Company offers special incentives to increase market share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained.

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the three months ended March 31, 2018.

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are reported on the line “Selling, general and administrative expenses” in the unaudited condensed consolidated statement of operations.

The Company pays for shipping and handling activities regardless of when control is transferred and has elected to account for shipping and handling as activities to fulfill the promise to transfer the good, rather than a promised service. These costs are reported on the line “Cost of sales” in the unaudited condensed consolidated statements of operations.

The following table disaggregates revenue by category:

	MARCH 31, 2018
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$301.9	$165.3	$40.0	$—	$—	$—	$507.2
Direct customer sales	81.7	1.7	—	—	—	—	83.4
Aftermarket sales	87.6	27.0	9.2	—	—	—	123.8
Other	24.7	3.9	0.3	51.2	0.3	(6.6)	73.8
Total Revenues	$495.9	$197.9	$49.5	$51.2	$0.3	$(6.6)	$788.2

Dealer sales are recognized when the Company transfers control based on the shipping terms of the contract, which is generally when the truck is shipped from the manufacturing facility to the dealers. The majority of direct customer sales are to National Account customers. In these transactions, the Company transfers control and recognizes revenue when it delivers the product to the customer according to the terms of the contract. Aftermarket sales represent part sales, extended warranty and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract, which reflects the costs to perform under these contracts, which corresponds with, and thereby depicts the transfer of control to the customer. Bolzoni revenue is primarily the sale of attachments to customers. In these transactions, the Company transfers control and recognizes revenue according to the shipping terms of the contract. In all revenue transactions, the Company receives cash equal to the invoice price and amount of consideration received and revenue recognized may vary with changes in marketing incentives.

Deferred Revenue: The Company defers revenue for transactions that have not met the criteria for recognition at the time payment is collected, including extended warranties and maintenance contracts. In addition, for certain products, services and customer types, the Company collects payment prior to the transfer of control to the customer.

Deferred Revenue
Balance, December 31, 2017	$51.6
Customer deposits and billings	9.5
Revenue recognized	(13.2)
Foreign currency effect	0.1
Balance, March 31, 2018	$48.0

Note 4—Business Segments

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

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED
	MARCH 31
	2018	2017
Revenues from external customers
Americas	$495.9	$466.0
EMEA	197.9	162.4
JAPIC	49.5	43.8
Lift truck business	743.3	672.2
Bolzoni	51.2	41.6
Nuvera	0.3	2.6
Eliminations	(6.6)	(3.3)
Total	$788.2	$713.1
Gross profit (loss)
Americas	$85.8	$84.9
EMEA	25.8	22.5
JAPIC	4.5	5.5
Lift truck business	116.1	112.9
Bolzoni	17.0	13.8
Nuvera	(0.9)	(0.6)
Eliminations	(0.1)	—
Total	$132.1	$126.1

	THREE MONTHS ENDED
	MARCH 31
	2018	2017
Operating profit (loss)
Americas	$27.9	$29.6
EMEA	0.9	0.9
JAPIC	(2.2)	(0.7)
Lift truck business	26.6	29.8
Bolzoni	2.7	2.3
Nuvera	(10.0)	(9.5)
Eliminations	(0.1)	—
Total	$19.2	$22.6
Net income (loss) attributable to stockholders
Americas	$20.4	$20.5
EMEA	1.0	1.1
JAPIC	(0.7)	0.7
Lift truck business	20.7	22.3
Bolzoni	1.9	1.5
Nuvera	(7.3)	(5.7)
Eliminations	(0.4)	—
Total	$14.9	$18.1

Note 5—Income Taxes

The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter's year-to-date pre-tax income or loss. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company's annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company's ability to use tax credits and net operating loss carryforwards and capital loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates and certain circumstances with respect to valuation allowances or the tax effect of other unusual or nonrecurring transactions or adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated effective annual income tax rate.

The Company has evaluated the guidance regarding the Tax Reform Act issued to date, which has not resulted in a material change to the provisional amounts the Company accrued upon enactment for the one-time transition tax on the unremitted earnings and profits of non-U.S. subsidiaries and the impact of the tax rate change on cumulative deferred taxes. The Company will continue to monitor additional guidance to be issued through the date of the filing of its 2017 U.S. federal and state tax returns, at which time the amount of the one-time transition tax and the impact of the change in tax rate upon cumulative deferred taxes will be finalized. The final amounts recorded may materially differ from these provisional amounts due to among other things, additional analysis, changes in interpretations of the Tax Reform Act including interpretations by state and local taxing authorities and related assumptions of the Company, and additional regulatory guidance that may be issued, which could potentially affect the measurement of these provisional tax amounts.

The Company has considered the provisions of the Tax Reform Act in computing its 2018 estimated effective annual income tax rate. As such, the estimated effective income tax rate for the three months ended March 31, 2018 includes favorable items related to the reduced federal tax rate of 21% on U.S. earnings and a deduction for foreign-derived intangible income, or FDII, partly offset by unfavorable items related to the global intangible low-taxed income, or GILTI, non-deductible expenses primarily related to compensation, as well as an increase in state income taxes, net of the federal benefit.

Note 6—Reclassifications from OCI

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI		Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED
	MARCH 31
	2018	2017
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$(1.0)	$(0.2)	Cost of sales
Total before tax	(1.0)	(0.2)	Income before income taxes
Tax expense	0.2	0.1	Income tax provision
Net of tax	$(0.8)	$(0.1)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(1.0)	$(1.0)	(a)
Prior service credit	0.1	0.1	(a)
Total before tax	(0.9)	(0.9)	Income before income taxes
Tax expense	0.2	0.2	Income tax provision
Net of tax	$(0.7)	$(0.7)	Net income
Total reclassifications for the period	$(1.5)	$(0.8)
(a) These OCI components are included in the computation of net pension cost (see Note 8 for additional details).

Note 7—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At March 31, 2018, the fair value and carrying value of revolving credit agreements and long-term debt, excluding capital leases, was $266.6 million and $265.2 million, respectively. At December 31, 2017, the fair value and carrying value of revolving credit agreements and long-term debt, excluding capital leases, was $272.2 million and $270.9 million, respectively.

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

The Company uses cross-currency swaps, which hedge the variability of expected future cash flows that are attributable to foreign currency risk of certain intercompany loans. These agreements include initial and final exchanges of principal and associated interest payments from fixed euro denominated to fixed U.S.-denominated amounts. Changes in the fair value of cross-currency swaps that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the unaudited condensed consolidated statements of operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in other (income) expense and interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and is also generally recognized in other (income) expense.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $891.9 million at March 31, 2018, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner, Mexican pesos and Australian dollar. The Company held forward foreign currency exchange contracts with total notional amounts of $860.2 million at December 31, 2017, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner, Mexican pesos and Australian dollars. The fair value of these contracts approximated a net asset of $11.7 million and a net liability of $2.1 million at March 31, 2018 and December 31, 2017, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2018, $7.0 million of the amount of net deferred gain included in OCI at March 31, 2018 is expected to be reclassified as income into the unaudited condensed consolidated statement of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on its $200.0 million term loan (the "Term Loan") borrowings and one and three-month LIBOR borrowings. The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at March 31, 2018 and December 31, 2017:

Notional Amount		Average Fixed Rate
March 31	December 31	March 31	December 31
2018	2017	2018	2017	Term at March 31, 2018
$100.0	$100.0	1.47%	1.47%	Extending to December 2018
$56.5	$56.5	1.94%	1.94%	Extending to November 2022
$83.5	$83.5	2.20%	2.20%	December 2018 to May 2023

The Company does not apply hedge accounting to the interest rate derivatives which expire December 2018. The fair value of all interest rate swap agreements was a net asset of $3.1 million and $0.8 million at March 31, 2018 and December 31, 2017, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2018, $0.1 million of the amount included in OCI is expected to be reclassified as income in the unaudited condensed consolidated statement of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	MARCH 31 2018	DECEMBER 31 2017	Balance Sheet Location	MARCH 31 2018	DECEMBER 31 2017
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$0.2	$—	Prepaid expenses and other	$—	$0.1
	Other current liabilities	—	—	Other current liabilities	—	—
Long-term	Other non-current assets	2.4	0.7	Other non-current assets	—	—
	Other long-term liabilities	—	—	Other long-term liabilities	—	0.1
Foreign currency exchange contracts
Current	Prepaid expenses and other	15.2	8.3	Prepaid expenses and other	2.9	4.0
	Other current liabilities	1.8	2.8	Other current liabilities	2.1	4.3
Long-term	Other non-current assets	10.6	3.9	Other non-current assets	0.8	1.3
	Other long-term liabilities	—	0.5	Other long-term liabilities	9.5	7.7
Total derivatives designated as hedging instruments		$30.2	$16.2		$15.3	$17.5
Derivatives not designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$0.6	$0.4	Prepaid expenses and other	$—	$—
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	0.1	0.1
Foreign currency exchange contracts
Current	Prepaid expenses and other	1.0	0.8	Prepaid expenses and other	1.2	0.4
	Other current liabilities	0.1	0.1	Other current liabilities	0.6	0.8
Long-term	Other non-current assets	0.1	—	Other long-term liabilities	—	—
Total derivatives not designated as hedging instruments		$1.8	$1.3		$1.9	$1.3
Total derivatives		$32.0	$17.5		$17.2	$18.8

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of March 31, 2018				Derivative Liabilities as of March 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$3.2	$(0.1)	$3.1	$3.1	$0.1	$(0.1)	$—	$—
Foreign currency exchange contracts	22.0	(10.3)	11.7	11.7	10.3	(10.3)	—	—
Total derivatives	$25.2	$(10.4)	$14.8	$14.8	$10.4	$(10.4)	$—	$—

	Derivative Assets as of December 31, 2017				Derivative Liabilities as of December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$1.0	$(0.2)	$0.8	$0.8	$0.2	$(0.2)	$—	$—
Foreign currency exchange contracts	7.3	(7.3)	—	—	9.4	(7.3)	2.1	2.1
Total derivatives	$8.3	$(7.5)	$0.8	$0.8	$9.6	$(7.5)	$2.1	$2.1

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	THREE MONTHS ENDED			THREE MONTHS ENDED			THREE MONTHS ENDED
	MARCH 31			MARCH 31			MARCH 31
Derivatives designated as hedging instruments	2018	2017		2018	2017		2018	2017
Cash Flow Hedges
Interest rate swap agreements	$2.0	$—	Interest expense	$—	$—	Other	$(0.1)	$—
Foreign currency exchange contracts	15.6	7.0	Cost of sales	(1.0)	(0.2)	Cost of sales	0.2	—
Total	$17.6	$7.0		$(1.0)	$(0.2)		$0.1	$—

							Amount of Gain or (Loss) Recognized in Income on Derivative
							THREE MONTHS ENDED
							MARCH 31
Derivatives Not Designated as Hedging Instruments						Location of Gain or (Loss) Recognized in Income on Derivative	2018	2017
Cash Flow Hedges
Interest rate swap agreements						Other	$0.3	$0.1
Foreign currency exchange contracts						Cost of sales	0.3	(0.7)
Total							$0.6	$(0.6)

Note 8—Retirement Benefit Plans

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

The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2018	2017
U.S. Pension
Interest cost	$0.6	$0.7
Expected return on plan assets	(1.2)	(1.2)
Amortization of actuarial loss	0.5	0.4
Amortization of prior service credit	(0.1)	(0.1)
Total	$(0.2)	$(0.2)
Non-U.S. Pension
Service cost	$0.1	$0.1
Interest cost	1.0	1.0
Expected return on plan assets	(2.7)	(2.2)
Amortization of actuarial loss	0.5	0.6
Total	$(1.1)	$(0.5)

Note 9—Inventories

Inventories are summarized as follows:

	MARCH 31 2018	DECEMBER 31 2017
Finished goods and service parts	$210.9	$193.7
Work in process	20.4	19.9
Raw materials	240.8	239.0
Total manufactured inventories	472.1	452.6
LIFO reserve	(44.1)	(40.7)
Total inventory	$428.0	$411.9

Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At March 31, 2018 and December 31, 2017, 49% of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

Note 10—Current and Long-Term Financing

On March 14, 2018, the Company entered into an amendment to the Term Loan. As a result of the amendment, among other things, the floating rate margin under the Term Loan, which can be a base rate or Eurodollar rate, as defined in the Term Loan, is 2.25% for base rate loans and 3.25% for Eurodollar rate loans.

The Company incurred fees and expenses of $0.6 million in the first quarter of 2018 related to the amendment which were deferred and are being amortized as interest expense over the term of the applicable debt agreements. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2018
Balance at December 31, 2017	$51.0
Current year warranty expense	9.8
Change in estimate related to pre-existing warranties	(0.2)
Payments made	(8.1)
Foreign currency effect	0.3
Balance at March 31, 2018	$52.8

Note 12—Contingencies

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

Note 13—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at March 31, 2018 and December 31, 2017 were $205.2 million and $203.5 million, respectively. As of March 31, 2018, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at March 31, 2018 was approximately $255.7 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of March 31, 2018, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $57.6 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $13.6 million as of March 31, 2018. The $57.6 million is included in the $205.2 million of total amounts subject to recourse or repurchase obligations at March 31, 2018.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At March 31, 2018, approximately $176.5 million of the Company's total recourse or repurchase obligations of $205.2 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At March 31, 2018, loans from WF to HYGFS totaled $1.1 billion. Although the Company’s contractual guarantee was $229.6 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $176.5 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $203.1 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $276.6 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at March 31, 2018:

	HYGFS	Total
Total recourse or repurchase obligations	$176.5	$205.2
Less: exposure limited for certain dealers	57.6	57.6
Plus: 7.5% of original loan balance	13.6	13.6
	132.5	161.2
Incremental obligation related to guarantee to WF	203.1	203.1
Total exposure related to guarantees	$335.6	$364.3

Note 14—Equity Investments

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

The Company's percentage share of the net income or loss from its equity investments in HYGFS and SN is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” section of the unaudited condensed consolidated statements of operations. The Company's equity investments are included on the line “Investment in Unconsolidated Affiliates” in the unaudited condensed consolidated balance sheets. At March 31, 2018 and December 31, 2017, the Company's investment in HYGFS was $16.6 million and $35.2 million, respectively. The Company's investment in SN was $38.9 million and $36.8 million at March 31, 2018 and December 31, 2017, respectively. Bolzoni's investment in unconsolidated affiliates was $0.6 million and $0.5 million at March 31, 2018 and December 31, 2017, respectively. The Company received dividends of $20.1 million and $2.4 million from HYGFS in the first quarter of 2018 and 2017, respectively. The Company received dividends of $2.1 million and $0.4 million from SN in the first quarter of 2018 and 2017, respectively.

The Company has an equity investment in a third party valued using a quoted market price in an active market, or Level 1 in the fair value hierarchy. The Company's investment as of March 31, 2018 was $9.3 million, which includes a $0.4 million loss included on the line "Other" in the "Other (income) expense" section of the unaudited condensed consolidated statements of operations.

Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2018	2017
Revenues	$100.5	$85.1
Gross profit	$31.9	$27.0
Income from continuing operations	$10.2	$6.5
Net income	$10.2	$6.5

Note 15—Acquisitions

On December 6, 2017, the Company's indirect wholly owned subsidiary, Hyster-Yale Acquisition Holding Ltd. ("Acquisition Co."), entered into an Equity Transfer Agreement (“ETA”) with KNSN Pipe & Pile Company Limited (“KNSN”), pursuant to which Acquisition Co. will purchase 75% of the equity interest of Zhejiang Maximal Forklift Co., Ltd. (“Maximal”) from KNSN for an aggregate purchase price of $90.0 million. After the closing under the ETA, which the Company currently anticipates to be in the second quarter of 2018, the remaining 25% of the equity interest of Maximal will be owned by the current senior management of Maximal, through Y-C Hong Kong Holding Company Limited (“HK Holding Co.”). Maximal is a privately held manufacturer of utility and standard lift trucks and specialized materials handling equipment founded in 2006 in the Hangzhou, Zhejiang Province of China.

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

The Company recognized $0.5 million and $0.9 million of acquisition-related costs during the first quarter of 2018 and 2017, respectively, which are included in the Americas segment. These costs are included in the line “Selling, general and administrative expenses” in the unaudited condensed consolidated statements of operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of Critical Accounting Policies and Estimates as disclosed on pages 14 through 18 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. Critical Accounting Policies and Estimates have not materially changed since December 31, 2017. See Note 2 and Note 3 to the unaudited condensed consolidated financial statements for a discussion of the new accounting pronouncements adopted on January 1, 2018.

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)
	MARCH 31
	2018	2017	% Change
Lift truck unit shipments (in thousands)
Americas	15.6	14.9	4.7%
EMEA	7.5	7.0	7.1%
JAPIC	1.7	1.4	21.4%
	24.8	23.3	6.4%
Revenues
Americas	$495.9	$466.0	6.4%
EMEA	197.9	162.4	21.9%
JAPIC	49.5	43.8	13.0%
Lift truck business	743.3	672.2	10.6%
Bolzoni	51.2	41.6	23.1%
Nuvera	0.3	2.6	(88.5)%
Eliminations	(6.6)	(3.3)	100.0%
	$788.2	$713.1	10.5%

	THREE MONTHS ENDED		Favorable / (Unfavorable)
	MARCH 31
	2018	2017	% Change
Gross profit (loss)
Americas	$85.8	$84.9	1.1%
EMEA	25.8	22.5	14.7%
JAPIC	4.5	5.5	(18.2)%
Lift truck business	116.1	112.9	2.8%
Bolzoni	17.0	13.8	23.2%
Nuvera	(0.9)	(0.6)	50.0%
Eliminations	(0.1)	—	n.m.
	$132.1	$126.1	4.8%
Selling, general and administrative expenses
Americas	$57.9	$55.3	(4.7)%
EMEA	24.9	21.6	(15.3)%
JAPIC	6.7	6.2	(8.1)%
Lift truck business	89.5	83.1	(7.7)%
Bolzoni	14.3	11.5	(24.3)%
Nuvera	9.1	8.9	(2.2)%
	$112.9	$103.5	(9.1)%
Operating profit (loss)
Americas	$27.9	$29.6	(5.7)%
EMEA	0.9	0.9	—%
JAPIC	(2.2)	(0.7)	(214.3)%
Lift truck business	26.6	29.8	(10.7)%
Bolzoni	2.7	2.3	17.4%
Nuvera	(10.0)	(9.5)	5.3%
Eliminations	(0.1)	—	n.m.
	$19.2	$22.6	(15.0)%
Interest expense	$4.0	$1.8	(122.2)%
Other (income) expense	$(4.6)	$(3.5)	31.4%
Net income (loss) attributable to stockholders
Americas	$20.4	$20.5	(0.5)%
EMEA	1.0	1.1	(9.1)%
JAPIC	(0.7)	0.7	(200.0)%
Lift truck business	20.7	22.3	(7.2)%
Bolzoni	1.9	1.5	26.7%
Nuvera	(7.3)	(5.7)	28.1%
Eliminations	(0.4)	—	n.m.
	$14.9	$18.1	(17.7)%
Diluted earnings per share	$0.90	$1.10	(18.2)%
Reported income tax rate	24.7%	25.5%

Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of March 31, 2018, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED
	MARCH 31
	2018	2017
Unit backlog, beginning of period	33.8	30.7
Unit shipments	(24.8)	(23.3)
Unit bookings	27.1	24.8
Unit backlog, end of period	36.1	32.2
The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED
	MARCH 31
	2018	2017
Bookings, approximate sales value	$620	$550
Backlog, approximate sales value	$930	$750

First Quarter of 2018 Compared with First Quarter of 2017

The following table identifies the components of change in revenues for the first quarter of 2018 compared with the first quarter of 2017:

Revenues
2017	$713.1
Increase (decrease) in 2018 from:
Unit volume and product mix	37.0
Foreign currency	27.1
Bolzoni revenues	9.6
Parts	6.5
Price	5.4
Other	(8.2)
Nuvera revenues	(2.3)
2018	$788.2

Revenues increased 10.5% to $788.2 million in the first quarter of 2018 from $713.1 million in the first quarter of 2017. The increase was mainly due to higher unit and parts volume, favorable foreign currency movements and improved pricing to offset material cost increases in the lift truck business. In addition, increased Bolzoni revenues contributed to the improvement in revenues during the first quarter of 2018 compared with the first quarter of 2017.

Revenues in the Americas increased in the first quarter of 2018 compared with the first quarter of 2017 primarily as a result of increased unit shipments of higher-priced lift trucks. Revenues increased primarily from higher sales of Class 5 internal combustion engine lift trucks, including the XT/MX standard truck and Big Trucks, and Class 1 electric trucks, partially offset by reduced sales of lower-priced Class 2 trucks.

EMEA's revenues increased in the first quarter of 2018 compared with the first quarter of 2017 mainly as a result of favorable currency movements of $24.8 million from the translation of sales into U.S. dollars and increased unit shipments. The increase in revenues in EMEA primarily related to Class 1, Class 2 and Class 3 electric trucks and Class 5 internal combustion engine trucks, including Big Trucks.

Revenues in JAPIC increased in the first quarter of 2018 compared with the first quarter of 2017, mainly as a result of increased unit shipments and favorable currency movements of $2.6 million from the translation of sales into U.S. dollars.

Bolzoni's revenues increased in the first quarter of 2018 compared with the first quarter of 2017, mainly as a result of favorable foreign currency movements of $6.7 million and higher volume in the EMEA and Americas market.
The following table identifies the components of change in operating profit for the first quarter of 2018 compared with the first quarter of 2017:

Operating Profit
2017	$22.6
Increase (decrease) in 2018 from:
Lift truck selling, general and administrative expenses	(6.4)
Nuvera operations	(0.5)
Lift truck gross profit	3.1
Bolzoni operations	0.4
2018	$19.2

The Company recognized operating profit of $19.2 million in the first quarter of 2018 compared with $22.6 million in the first quarter of 2017. The decrease in operating profit was mainly due to an increase in lift truck selling, general and administrative expenses partially offset by higher lift truck gross profit. The increase in the lift truck selling, general and administrative expenses is primarily related to employee-related costs for sales and development of new products, as well as unfavorable foreign currency movements. The increase in the lift truck gross profit was primarily attributable to higher unit shipments, improved pricing and favorable currency movements of $3.5 million, partially offset by material and manufacturing cost inflation in the first quarter of 2018.

Operating profit in the Americas decreased in the first quarter of 2018 compared with the first quarter of 2017 primarily as a result of higher selling, general and administrative expenses mainly from higher employee-related costs for sales and development of new products. This was partially offset by modestly improved gross profit mainly due to higher unit shipments and improved pricing, net of material and manufacturing cost inflation, and unfavorable foreign currency movements of $3.4 million.

EMEA's operating profit in the first quarter of 2018 was comparable to the first quarter of 2017. Higher gross profit from favorable currency movements of $7.4 million and improved pricing was offset by higher material costs and an increase in selling, general and administrative expenses, including $1.7 million of unfavorable foreign currency movements and higher sales costs to support the Company's strategic initiatives.

The operating loss in JAPIC increased in the first quarter of 2018 compared with the first quarter of 2017, primarily as a result of lower gross profit, including unfavorable currency movements of $0.5 million and deal-specific pricing, as well as higher selling, general and administrative expenses as the Company continues to execute its strategic initiatives.

The Company recognized net income attributable to stockholders of $14.9 million in the first quarter of 2018 compared with $18.1 million in the first quarter of 2017. The decrease was primarily the result of lower operating profit and higher interest expense in the first quarter of 2018 compared with the first quarter of 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2018	2017	Change
Operating activities:
Net income	$14.9	$18.1	$(3.2)
Depreciation and amortization	11.4	10.5	0.9
Dividends from unconsolidated affiliates	22.2	2.8	19.4
Other	2.2	(0.7)	2.9
Working capital changes	(22.2)	71.3	(93.5)
Net cash provided by operating activities	28.5	102.0	(73.5)
Investing activities:
Expenditures for property, plant and equipment	(7.4)	(6.4)	(1.0)
Other	0.4	(0.7)	1.1
Net cash used for investing activities	(7.0)	(7.1)	0.1
Cash flow before financing activities	$21.5	$94.9	$(73.4)

Net cash provided by operating activities decreased $73.5 million in the first three months of 2018 compared with the first three months of 2017, primarily as a result of the change in working capital items partially offset by increased dividends from unconsolidated affiliates mainly due to the one-time benefit at HYGFS resulting from the Tax Cuts and Jobs Act (the "Tax Reform Act"). The change in working capital was primarily attributable to accounts payable in the Americas returning to normalized levels in the first quarter of 2018, following an unplanned systems-related acceleration of supplier payments in December 2016.

	2018	2017	Change
Financing activities:
Net decreases of long-term debt and revolving credit agreements	$(8.1)	$(68.6)	$60.5
Cash dividends paid	(5.0)	(4.9)	(0.1)
Financing fees paid	(0.6)	—	(0.6)
Other	(0.6)	(0.1)	(0.5)
Net cash used for financing activities	$(14.3)	$(73.6)	$59.3

Net cash used for financing activities decreased $59.3 million during the first three months of 2018 compared with the first three months of 2017. The decrease was due to repayments of borrowings under the Facility (as defined below) during the first three months of 2017, primarily due to the unplanned systems-related acceleration of supplier payments in December 2016.

Financing Activities

The Company has a $200.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in April 2022. There were no borrowings outstanding under the Facility at March 31, 2018. The excess availability under the Facility at March 31, 2018 was $195.3 million, which reflects reductions of $4.7 million for letters of credit and other restrictions. The Facility consists of a U.S. revolving credit facility of $120.0 million and a non-U.S. revolving credit facility of $80.0 million. The Facility can be increased up to $300.0 million over the term of the agreement in minimum increments of $10.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory and a second lien on the Term Loan Collateral (defined below). The approximate book value of assets held as collateral under the Facility was $1.0 billion as of March 31, 2018.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective March 31, 2018, for U.S. base rate loans and LIBOR loans were 0.25% and 1.25%, respectively. The applicable margin, effective March 31, 2018, for non-U.S. base rate loans and LIBOR loans was 1.25%. The applicable LIBOR interest rates under the Facility on March 31, 2018 were 3.00% and 1.25%, respectively, for the U.S. and

non-U.S. facility including the applicable floating rate margin. The Facility also required the payment of a fee of 0.350% per annum on the unused commitment as of March 31, 2018.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as defined in the Facility, and limits the payment of dividends. If availability for both total and U.S. revolving credit facilities on a pro forma basis, is greater than fifteen percent and less than or equal to twenty percent, the Company may pay dividends subject to achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the availability is greater than twenty percent for both total and U.S. revolving credit facilities on a pro forma basis, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the U.S. revolver commitments, as defined in the Facility. At March 31, 2018, the Company was in compliance with the covenants in the Facility.

The Company also has a $200.0 million term loan (the "Term Loan"), which matures in May 2023. The Term Loan requires quarterly principal payments on the last day of each March, June, September and December in an amount equal to $2.5 million. Payments commenced in September 2017 and the final principal repayment is due on May 30, 2023. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At March 31, 2018, there was $192.5 million of principle outstanding under the Term Loan which has been reduced in the unaudited condensed consolidated balance sheet by $4.4 million of discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property (collectively, the "Term Loan Collateral") and a second priority lien on the collateral of the U.S. borrowers in the Facility. The approximate book value of assets held as collateral under the Term Loan was $720 million as of March 31, 2018.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin, as provided in the Term Loan, is 2.25% for U.S. base rate loans and 3.25% for Eurodollar loans. The interest rate on the amount outstanding under the Term Loan at March 31, 2018 was 5.13%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of regularly scheduled dividends and other restricted payments to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 1.75 to 1.00 at the time of the payment. At March 31, 2018, the Company was in compliance with the covenants in the Term Loan.

The Company incurred fees and expenses of $0.6 million in 2018 related to the amendment. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.

The Company had other debt outstanding, excluding capital leases, of approximately $72.7 million at March 31, 2018. In addition to the excess availability under the Facility, the Company had remaining availability of $46.2 million related to other non-U.S. revolving credit agreements.

The Company believes funds available from cash on hand, the Term Loan, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in April 2022.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2017, there have been no significant changes in the total amount of the Company's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on pages 29 and 30 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Three Months Ended March 31 2018	Planned for Remainder of 2018	Planned 2018 Total	Actual 2017
Lift truck business	$5.3	$31.5	$36.8	$35.3
Bolzoni	0.8	6.2	7.0	4.7
Nuvera	1.3	5.0	6.3	1.0
	$7.4	$42.7	$50.1	$41.0

Planned expenditures for the remainder of 2018 are primarily for product development, improvements to information technology infrastructure, improvements at manufacturing locations and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	MARCH 31 2018	DECEMBER 31 2017	Change
Cash and cash equivalents	$228.1	$220.1	$8.0
Other net tangible assets	546.5	527.8	18.7
Intangible assets	56.2	56.1	0.1
Goodwill	60.6	59.1	1.5
Net assets	891.4	863.1	28.3
Total debt	(283.4)	(290.7)	7.3
Total equity	$608.0	$572.4	$35.6
Debt to total capitalization	32%	34%	(2)%

OUTLOOK

Consolidated Outlook

On a consolidated basis, the Company expects its consolidated operating profit to be substantially higher for the 2018 full year due to (1) an expected improvement in Bolzoni’s operating profit attributable to anticipated higher sales volumes, (2) a lower operating loss at Nuvera, primarily in the fourth quarter of 2018, from an expected reduction in component costs, and (3) a modest improvement in operating profit at the Lift Truck business as benefits from anticipated higher unit and parts revenues are expected to be largely offset by material cost inflation and higher operating expenses as the Company continues to invest in its strategic growth initiatives.

Consolidated net income is also expected to increase substantially due to the absence of tax adjustments of $18.4 million made in 2017 for U.S. tax reform legislation.

Excluding the favorable effect from the 2016 unplanned acceleration of payments on the first quarter of 2017, consolidated cash flow before financing activities is expected to increase significantly in 2018 compared with 2017, primarily due to the cash dividend received in the first quarter of 2018 from the Company's financing joint venture as a result of U.S. tax reform legislation.

Americas Outlook

In the first quarter of 2018, the Americas market continued the double digit growth experienced in 2017, primarily as a result of strong growth in the North America Class 5 internal combustion engine market and substantial growth in the smaller Brazil market as the economic climate in that country continued to improve. While there are positive economic indicators in many of the Company's industry segments, the Company believes that some of the market growth resulted from certain customers placing orders early in anticipation of increasing prices from material cost inflation and new tariffs. As a result, in 2018, the Company expects the Americas market to continue to grow but at a more moderate rate than the double digit growth experienced in the first quarter of 2018. In this market environment, and as share gain initiatives mature, unit shipments, revenues and parts sales are expected to increase over the remainder of 2018 compared with the same period in 2017. However, benefits anticipated in operating profit from an increase in unit shipments are expected to be offset by material and manufacturing cost inflation, net of price increases; higher operating expense levels as further investments in sales capabilities are made to fund growth initiatives; and a shift in mix to lower-margin Class 1, Class 2 and Class 5 units. As a result, full-year 2018 operating profit is expected to be comparable to 2017. Operating profit in the first half of 2018 is expected to be lower than the first half of 2017, but this decrease is expected to be offset by improvements in the second half of the year. The Americas implemented price increases in both January and April 2018 to help recover anticipated material cost inflation, and expects to continue to implement pricing actions as needed. However, since the price increases do not apply to the current customer backlog, the offsetting impact is expected to be realized on a lag basis in the second half of the year.

EMEA Outlook

EMEA markets are expected to grow moderately in the remainder of 2018, consistent with the first quarter. As a result of these current market conditions and anticipated market share gains, volume is expected to increase moderately. Price increases and a large favorable currency impact based on current currency rates are expected to further increase revenues. EMEA expects an increase in shipments of Class 2 and Class 3 warehouse trucks and lower-capacity Class 5 internal combustion engine trucks. Higher operating expenses to support the Company's strategic initiatives are expected to partially offset the benefits to operating profit from the anticipated revenue increase, including favorable currency effects. Results in the first half of 2018 are anticipated to be down from the first half of 2017 due to the timing of pricing and material cost increases, with improvements in operating profit returning in the second half of the year, primarily in the fourth quarter, as price increases go into effect. However, the Company is concerned about political tensions and sanctions in Russia, which could have a material impact on results in that country.

JAPIC Outlook

In 2018, the JAPIC market is expected to be higher than originally anticipated, driven by the continued strength in the China market. As a result of the continued implementation of the Company's strategic initiatives, revenues are expected to improve in 2018. However, operating results are expected to be comparable to 2017 as higher employee-related expenses are expected to offset the benefits from higher revenues. Operating results in the first half of 2018 are expected to be lower than the first half of 2017, but are expected to be offset by improvements in the second half of the year.

Overall Lift Truck Outlook

The Company remains focused on increasing unit volumes and market share in its Lift Truck business in 2018 and beyond through the continued implementation of its key strategic initiatives, which include delivering industry- and customer-focused solutions, providing low cost of ownership and enhanced productivity for customers, enhancing independent distribution, growing in emerging markets, maintaining leadership in the attachments business and providing leadership in fuel cells and their applications. The Company has realigned its sales and marketing teams and has also increased sales resources to execute the Company's specific industry strategies more effectively. The Company continues to maintain its focus on a carefully paced ramp up in production and achievement of price goals, while maintaining a healthy backlog to achieve production efficiencies.

To meet customer needs, the Company is developing new products in many segments that are expected to support its increased market share objectives. The Company is currently focused on enhancing its electric and warehouse products. In late 2017, the Company launched new versions of the Class 3 electric-stacker warehouse truck in EMEA and expects to introduce new Class 3 warehouse products in the Americas, including a new end-rider truck, and, in the first half of 2018, new Class 1 electric counterbalanced trucks in EMEA. The new end-rider truck and Class 2 Reach Truck for the Americas market are currently undergoing customer testing and production is expected to begin in the second half of 2018. The Company is also working with a customer to test a 52-ton Big Truck powered by lithium-ion batteries, and is testing an 8-9 ton high-performance, lithium-ion counterbalanced truck in EMEA. The Company also has additional plans to expand its Big Truck product line. These new products, as well as those recently launched and the introduction of new products in the pipeline, including trucks with new Nuvera fuel cell battery box replacements ("BBRs"), are expected to contribute to market share gains, improve revenues and enhance operating margins.

The overall global lift truck market is expected to grow modestly in 2018 compared with 2017. However, the Company anticipates that benefits from expected unit and parts revenue increases, driven by continued investments in the Company's strategic initiatives, is expected to be mostly offset by material cost inflation and higher operating expenses resulting in a modest increase in 2018 operating profit compared with 2017. Nevertheless, net income in 2018 is expected to increase substantially over 2017 as a result of the absence of the tax adjustments made in 2017 for U.S. tax reform legislation.

The Company anticipates that commodity costs will continue to increase as the year progresses, although these costs, particularly for steel, remain volatile and sensitive to changes in the global economy. The Company will continue to monitor these costs closely and adjust pricing accordingly.

Bolzoni Outlook

The majority of Bolzoni's revenues are generated in the EMEA market, primarily Western and Eastern Europe, and, to a lesser degree, in North America. As a result of anticipated growth in both the Americas and EMEA, and the continued implementation of sales enhancement programs, Bolzoni expects revenues in 2018 to increase compared with 2017.

In addition to the anticipated increase in revenues and the expected operating leverage resulting from the sales growth, the continued implementation of several key strategic programs is expected to generate substantial growth in Bolzoni's 2018 operating profit and net income compared with 2017.

Nuvera Outlook

Due to the premium cost position and limited product range of currently available BBRs, the Company is taking a measured approach to developing its customer base by building relationships with customers who are willing to pay a premium for the high power density of the current Nuvera BBR solution and the product support now offered through the Lift Truck business. In addition, the federal fuel cell tax credit, which was recently extended for a five-year term retroactive to January 1, 2017, is expected to make the economics of fuel cell-driven forklifts more favorable.

The backlog for Nuvera units was just over 300 BBRs as of March 31, 2018. Nuvera expects demand to continue to increase throughout the year and for its cost base to fall due to substantial cost reductions already secured on future purchases of core components. Nuvera expects to continue to leverage improved designs and higher volumes through its supply chain with further cost reductions expected in 2019. Production is expected to begin at the Lift Truck business' manufacturing plant in Greenville, North Carolina in 2019, with a steady ramp up in demand anticipated. In addition, in that same time frame, BBR manufacturing at Nuvera's Billerica facility is expected to be phased out and transferred to the Lift Truck business.

With the phase out of BBR production in Billerica, Nuvera will focus on the design, manufacture and sales and marketing of fuel cell stacks and engines. In addition to growing demand for BBR engines, Nuvera is experiencing significant interest for its stacks and fuel cell engines for applications outside of the BBR market and believes this could be a significant and profitable growth opportunity. Nuvera and the Lift Truck business were selected to partner with the Center for Transportation and the Environment, which has received a preliminary award from the California Air Resources Board, to demonstrate operations of a Hyster® 1150-CH Top Loader Big Truck using an electrified powertrain and Orion®-based fuel cell engine for the Port of Los Angeles. The contract has been finalized and is expected to be executed shortly. This will be the first demonstration of Nuvera’s plan to develop easily integrated, high-power fuel cell engines for use in OEM products.

The Company's current target is to achieve break-even by late 2019, although this target could be achieved earlier or later depending on sales volumes for fuel cell-powered lift trucks, as well as engine sales for other markets. The operating loss in 2018 is expected to decrease compared with 2017, especially in the fourth quarter, and moderate more substantially over 2019. The net loss in 2018 is expected to be comparable to 2017 because a smaller tax benefit is expected to be realized on Nuvera's losses due to a lower effective income tax rate under U.S. tax reform legislation.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, (2) delays in delivery or increases in costs, including transportation costs or the imposition of tariffs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (3) the successful commercialization of Nuvera's technology, (4) the ability of dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (5) the political and economic uncertainties in the countries where the Company does business, (6) customer acceptance of pricing, (7) exchange rate fluctuations and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (8) delays in manufacturing and delivery schedules, (9) bankruptcy of or loss of major dealers, retail customers or suppliers, (10) customer acceptance of, changes in the costs of, or delays in the development of new products, (11) introduction of new products by, or more favorable product pricing offered by, competitors, (12) product liability or other litigation, warranty claims or returns of products, (13) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (14) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (15) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation, the United Kingdom's exit from the European Union, the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, (16) the ability to obtain governmental approvals of the pending Maximal transaction on the proposed terms and schedule, (17) the possibility that certain conditions to the completion of the Maximal transaction will not be met, (18) the possibility that competing offers may be made for Maximal, (19) conditions affecting the industries in which Hyster-Yale or Maximal operate may change, (20) Hyster-Yale may not be able to successfully integrate Maximal’s operations and employees, and (21) the possibility that the final impact of the U.S. Tax Cuts and Jobs Act on the 2018 financial results could be more unfavorable than the provisional amount reported in the 2017 fourth quarter financial results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 34, 35 and F-26 through F-29 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the Company's derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2017.

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

Changes in internal control over financial reporting: During the first quarter of 2018, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A     Risk Factors
There have been no material changes from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 in the Section entitled "Risk Factors."

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
Not applicable

Item 5    Other Information
None

Item 6    Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number*	Description of Exhibits

10.1
First Amendment to Term Loan Credit Agreement, dated as of March 14, 2018, by and among Hyster-Yale Group, Inc., as the Borrower, Hyster-Yale Materials Handling, Inc. and Bank of America, N.A., as Administrative Agent.

10.2
Second Amendment to Amended and Restated Loan, Security and Guaranty Agreement, dated as of March 14, 2018, among Hyster-Yale Materials Handling, Inc. and Hyster-Yale Group, Inc., as U.S. Borrowers, Hyster-Yale Nederland B.V., Hyster-Yale International B.V., Hyster-Yale Holding B.V. and Bolzoni Capital Holding B.V., as Dutch Borrowers, Hyster-Yale UK Limited and Bolzoni Capital UK Limited, as UK Borrowers, any other Borrowers party thereto from time to time and certain Persons party thereto from time to time as Guarantors, certain financial institutions, as Lenders, Bank of America, N.A., as Administrative Agent and Security Trustee is attached hereto.

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

Hyster-Yale Materials Handling, Inc.

Date:	May 1, 2018	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)