Form 10-Q
period 2018-06-30
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2018-07-31
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Number of shares of Class A Common Stock outstanding at July 27, 2018: 12,668,423
Number of shares of Class B Common Stock outstanding at July 27, 2018: 3,887,245

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2018	DECEMBER 31 2017
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$152.4	$220.1
Accounts receivable, net	424.7	453.0
Inventories, net	467.1	411.9
Prepaid expenses and other	56.4	46.4
Total Current Assets	1,100.6	1,131.4
Property, Plant and Equipment, Net	286.8	265.4
Intangible Assets, Net	70.3	56.1
Goodwill	133.3	59.1
Deferred Income Taxes	15.0	16.6
Investment in Unconsolidated Affiliates	63.3	81.9
Other Non-current Assets	40.7	37.4
Total Assets	$1,710.0	$1,647.9
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$432.0	$385.8
Accounts payable, affiliates	18.4	18.1
Revolving credit facilities	9.2	6.1
Current maturities of long-term debt	63.5	68.4
Accrued payroll	38.3	51.7
Other current liabilities	169.0	162.3
Total Current Liabilities	730.4	692.4
Long-term Debt	200.4	216.2
Self-insurance Liabilities	31.1	33.5
Pension Obligations	10.3	11.1
Deferred Income Taxes	17.7	13.0
Other Long-term Liabilities	130.2	109.3
Total Liabilities	1,120.1	1,075.5
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 12,661,611 shares outstanding (2017 - 12,562,817 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,889,579 shares outstanding (2017 - 3,899,503 shares outstanding)	0.1	0.1
Capital in excess of par value	318.4	323.8
Treasury stock	(24.8)	(31.5)
Retained earnings	403.4	389.1
Accumulated other comprehensive loss	(139.9)	(116.1)
Total Stockholders' Equity	557.3	565.5
Noncontrolling Interests	32.6	6.9
Total Equity	589.9	572.4
Total Liabilities and Equity	$1,710.0	$1,647.9

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2018	2017	2018	2017
	(In millions, except per share data)
Revenues	$765.6	$685.5	$1,553.8	$1,398.6
Cost of sales	639.4	563.8	1,295.5	1,150.8
Gross Profit	126.2	121.7	258.3	247.8
Operating Expenses
Selling, general and administrative expenses	115.4	104.2	228.3	207.7
Operating Profit	10.8	17.5	30.0	40.1
Other (income) expense
Interest expense	4.0	2.6	8.0	4.4
Income from unconsolidated affiliates	(2.4)	(1.9)	(5.2)	(4.0)
Other	(0.3)	(1.5)	(2.1)	(2.9)
	1.3	(0.8)	0.7	(2.5)
Income Before Income Taxes	9.5	18.3	29.3	42.6
Income tax provision	3.8	1.9	8.7	8.1
Net Income	5.7	16.4	20.6	34.5
Net income attributable to noncontrolling interests	(0.1)	—	(0.1)	—
Net Income Attributable to Stockholders	$5.6	$16.4	$20.5	$34.5

Basic Earnings per Share	$0.34	$1.00	$1.24	$2.10
Diluted Earnings per Share	$0.34	$0.99	$1.24	$2.09

Dividends per Share	$0.3100	$0.3025	$0.6125	$0.5975

Basic Weighted Average Shares Outstanding	16.550	16.453	16.525	16.435
Diluted Weighted Average Shares Outstanding	16.587	16.503	16.578	16.490

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2018	2017	2018	2017
	(In millions)
Net Income	$5.7	$16.4	$20.6	$34.5
Other comprehensive income (loss)
Foreign currency translation adjustment	(28.2)	13.0	(18.4)	20.5
Unrealized gain on available-for-sale securities	—	1.4	—	1.4
Current period cash flow hedging activity	(16.5)	2.5	(3.5)	7.0
Reclassification of hedging activities into earnings	(2.0)	0.6	(1.2)	0.7
Current period pension adjustment	0.7	—	0.7	—
Reclassification of pension into earnings	0.7	0.7	1.4	1.4
Comprehensive Income (Loss)	$(39.6)	$34.6	$(0.4)	$65.5
Other comprehensive (income) loss attributable to noncontrolling interests
Net income attributable to noncontrolling interests	(0.1)	—	(0.1)	—
Foreign currency translation adjustment attributable to noncontrolling interests	1.3	(0.1)	1.1	(0.4)
Comprehensive Income (Loss) Attributable to Stockholders	$(38.4)	$34.5	$0.6	$65.1

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2018	2017
	(In millions)
Operating Activities
Net income	$20.6	$34.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20.8	21.3
Amortization of deferred financing fees	0.9	0.6
Deferred income taxes	2.5	(1.1)
Stock-based compensation	1.9	3.7
Dividends from unconsolidated affiliates	22.2	2.8
Other non-current liabilities	(2.6)	(4.5)
Other	3.7	1.3
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	38.2	1.7
Inventories	(48.2)	(19.1)
Other current assets	(6.3)	0.9
Accounts payable	18.7	103.9
Other current liabilities	(20.4)	(5.7)
Net cash provided by operating activities	52.0	140.3
Investing Activities
Expenditures for property, plant and equipment	(16.0)	(16.9)
Proceeds from the sale of assets	0.8	0.8
Investments in equity securities	—	(5.6)
Business acquisitions, net of cash acquired	(74.3)	(1.0)
Net cash used for investing activities	(89.5)	(22.7)
Financing Activities
Additions to long-term debt	16.8	236.3
Reductions of long-term debt	(34.6)	(31.7)
Net change to revolving credit agreements	3.3	(113.4)
Cash dividends paid	(10.1)	(9.9)
Cash dividends paid to noncontrolling interest	(0.3)	(0.2)
Financing fees paid	(0.6)	(5.0)
Purchase of treasury stock	(0.6)	—
Other	—	(0.1)
Net cash provided by (used for) financing activities	(26.1)	76.0
Effect of exchange rate changes on cash	(4.1)	3.1
Cash and Cash Equivalents
Increase (decrease) for the period	(67.7)	196.7
Balance at the beginning of the period	220.1	43.2
Balance at the end of the period	$152.4	$239.9

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain on AFS Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance, December 31, 2016	$0.1	$0.1	$(36.9)	$319.6	$360.3	$(92.0)	$—	$(12.2)	$(75.2)	$463.8	$6.6	$470.4
Stock-based compensation	—	—	—	3.7	—	—	—	—	—	3.7	—	3.7
Stock issued under stock compensation plans	—	—	4.7	(4.7)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	34.5	—	—	—	—	34.5	—	34.5
Cash dividends	—	—	—	—	(9.9)	—	—	—	—	(9.9)	(0.2)	(10.1)
Current period other comprehensive income	—	—	—	—	—	20.5	1.4	7.0	—	28.9	—	28.9
Reclassification adjustment to net income	—	—	—	—	—	—	—	0.7	1.4	2.1	—	2.1
Acquisition of a business	—	—	—	—	—	—	—	—	—	—	0.3	0.3
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.4	0.4
Balance, June 30, 2017	$0.1	$0.1	$(32.2)	$318.6	$384.9	$(71.5)	$1.4	$(4.5)	$(73.8)	$523.1	$7.1	$530.2

Balance, December 31, 2017	$0.1	$0.1	$(31.5)	$323.8	$389.1	$(58.5)	$2.8	$(1.5)	$(58.9)	$565.5	$6.9	$572.4
Cumulative effect of change in accounting	—	—	—	—	3.9	—	(2.8)	—	—	1.1	—	1.1
Stock-based compensation	—	—	—	1.9	—	—	—	—	—	1.9	—	1.9
Stock issued under stock compensation plans	—	—	7.3	(7.3)	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.6)	—	—	—		—	—	(0.6)	—	(0.6)
Net income	—	—	—	—	20.5	—	—	—	—	20.5	0.1	20.6
Cash dividends	—	—	—	—	(10.1)	—	—	—	—	(10.1)	(0.3)	(10.4)
Current period other comprehensive income	—	—	—	—	—	(18.4)	—	(3.5)	0.7	(21.2)	—	(21.2)
Reclassification adjustment to net income	—	—	—	—	—	—	—	(1.2)	1.4	0.2	—	0.2
Acquisition of business	—	—	—	—	—	—	—	—	—	—	27.0	27.0
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Balance, June 30, 2018	$0.1	$0.1	$(24.8)	$318.4	$403.4	$(76.9)	$—	$(6.2)	$(56.8)	$557.3	$32.6	$589.9

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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

On June 1, 2018, the Company completed the acquisition of a 75% majority interest in Zhejiang Maximal Forklift Co., Ltd. ("Maximal"). Maximal is a Chinese manufacturer of utility and standard lift trucks and specialized material handling equipment involved in the design, manufacture, service and distribution of Class 1 electric and Class 5 internal combustion engine counterbalance utility and standard platforms, and Class 2 and Class 3 electric warehouse products for both the local China and global markets under the Maximal and SAMUK brands. Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets. The results of Maximal are included in the JAPIC segment since the date of acquisition. See Note 15 to the unaudited condensed consolidated financial statements for additional information.

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2018 and the results of its operations for the three and six months ended June 30, 2018 and 2017 and the results of its cash flows and changes in equity for the six months ended June 30, 2018 and 2017 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement
The guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. As of January 1, 2018, the Company presents the components of net benefit cost, other than service cost, in other (income) expense for its pension plans. Service cost for the Company's pension plans continues to be reported in operating profit. Accordingly, the Company has reclassified $0.8 million and $1.6 million of income related to the components of net benefit cost, other than service cost, to other (income) expense for the three and six months ended June 30, 2017, respectively, in the unaudited condensed consolidated statements of operations.

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
ASU No. 2016-02, Leases (Topic 842)(Subsequent ASUs have been issued in 2017 and 2018 to update or clarify this guidance)
The guidance requires lessees (with the exception of short-term leases) to recognize, at the commencement date, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.
January 1, 2019
The Company's evaluation process of the new standard includes, but is not limited to, evaluating its current lease portfolio, identifying relevant contracts and attributes affected by the standard and determining the required accounting upon adoption. In addition, the Company expects to implement new processes and controls regarding asset financing transactions and financial reporting. The Company continues to evaluate its global leasing portfolio and train relevant personnel. In addition, the Company has started abstraction of key attributes within lease contracts and expects to begin systems-related implementations required for the new standard in the third quarter of 2018. This evaluation and implementation will continue throughout 2018. While the Company's evaluation of the alternative methods of adoption, practical expedients and the effect on its financial position, results of operations, cash flows and related disclosures is ongoing; the Company anticipates the adoption will materially affect the consolidated balance sheets and will require changes to the Company's systems and processes.

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
		January 1, 2019	The Company is currently evaluating the guidance and the effect on its financial position, results of operations, cash flows and related disclosures.
ASU 2018-07, Compensation-Stock Compensation (Topic 718)	The guidance addresses the accounting for non-employee share-based payment transactions.	January 1, 2019	The Company is currently evaluating the guidance and the effect on its financial position, results of operations, cash flows and related disclosures.
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

Note 3—Revenue

Adoption of the new revenue standard: On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“new revenue standard”). The new revenue standard was applied to all open revenue contracts using the modified-retrospective method as of January 1, 2018. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the impact of the adoption of the new standard to be material to net income on an ongoing basis.

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

In accordance with the adoption of the new revenue standard, the effect of adoption on the June 30, 2018 unaudited condensed consolidated income statement and balance sheet was as follows:

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30, 2018			JUNE 30, 2018
	As Reported	Amount before the new revenue standard	Change Higher/(Lower)	As Reported	Amount before the new revenue standard	Change Higher/(Lower)
Revenues	$765.6	$765.5	$0.1	$1,553.8	$1,553.4	$0.4
Cost of sales	639.4	639.3	0.1	1,295.5	1,295.1	0.4
Gross profit	126.2	126.2	—	258.3	258.3	—
Operating profit	10.8	10.8	—	30.0	30.0	—
Income before income taxes	9.5	9.5	—	29.3	29.3	—
Income tax provision	3.8	3.8	—	8.7	8.7	—
Net income attributable to stockholders	5.6	5.6	—	20.5	20.5	—

	JUNE 30, 2018
	As Reported	Amount before the new revenue standard	Change Higher/(Lower)
Accounts receivable, net	$424.7	$424.4	$0.3
Inventories, net	467.1	467.4	(0.3)
Prepaid expenses and other	56.4	56.6	(0.2)
Other current liabilities	169.0	169.5	(0.5)
Retained earnings	403.4	403.5	(0.1)

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the three and six months ended June 30, 2018.

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

The following table disaggregates revenue by category:

	THREE MONTHS ENDED
	JUNE 30, 2018
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$280.6	$159.5	$47.9	$—	$—	$—	$488.0
Direct customer sales	74.4	1.2	—	—	—	—	75.6
Aftermarket sales	91.7	26.7	9.2	—	—	—	127.6
Other	24.9	3.6	0.4	52.5	0.4	(7.4)	74.4
Total Revenues	$471.6	$191.0	$57.5	$52.5	$0.4	$(7.4)	$765.6

	SIX MONTHS ENDED
	JUNE 30, 2018
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$582.5	$324.8	$87.9	$—	$—	$—	$995.2
Direct customer sales	156.1	2.9	—	—	—	—	159.0
Aftermarket sales	179.3	53.7	18.4	—	—	—	251.4
Other	49.6	7.5	0.7	103.7	0.7	(14.0)	148.2
Total Revenues	$967.5	$388.9	$107.0	$103.7	$0.7	$(14.0)	$1,553.8

Dealer sales are recognized when the Company transfers control based on the shipping terms of the contract, which is generally when the truck is shipped from the manufacturing facility to the dealers. The majority of direct customer sales are to National Account customers. In these transactions, the Company transfers control and recognizes revenue when it delivers the product to the customer according to the terms of the contract. Aftermarket sales represent part sales, extended warranty and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract, which reflects the costs to perform under these contracts and corresponds with, and thereby depicts, the transfer of control to the customer. Bolzoni revenue is primarily the sale of attachments to customers. In these transactions, the Company transfers control and recognizes revenue according to the shipping terms of the contract. In all revenue transactions, the Company receives cash equal to the invoice price and amount of consideration received and revenue recognized may vary with changes in marketing incentives.

Deferred Revenue: The Company defers revenue for transactions that have not met the criteria for recognition at the time payment is collected, including extended warranties and maintenance contracts. In addition, for certain products, services and customer types, the Company collects payment prior to the transfer of control to the customer.

Deferred Revenue
Balance, December 31, 2017	$51.6
Customer deposits and billings	20.6
Revenue recognized	(23.2)
Balance, June 30, 2018	$49.0

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

On June 1, 2018, the Company completed the acquisition of the majority interest in Maximal, which is included in the JAPIC segment from the date of acquisition. Given the timing and complexity of the acquisition, the presentation of Maximal in the consolidated financial statements, including the allocation of the purchase price, is preliminary and will likely change in future periods, perhaps significantly as fair value estimates of the assets acquired and liabilities assumed are refined during the measurement period. The Company will complete the purchase price allocation no later than the second quarter of 2019. See Note 15 to the unaudited condensed consolidated financial statements for additional information.

The Company reports the results of both Bolzoni and Nuvera as separate segments. Intercompany sales between Nuvera, Bolzoni and the lift truck business have been eliminated.

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2018	2017	2018	2017
Revenues from external customers
Americas	$471.6	$432.9	$967.5	$898.9
EMEA	191.0	172.6	388.9	335.0
JAPIC	57.5	42.2	107.0	86.0
Lift truck business	720.1	647.7	1,463.4	1,319.9
Bolzoni	52.5	41.9	103.7	83.5
Nuvera	0.4	0.4	0.7	3.0
Eliminations	(7.4)	(4.5)	(14.0)	(7.8)
Total	$765.6	$685.5	$1,553.8	$1,398.6
Gross profit (loss)
Americas	$79.1	$82.7	$164.9	$167.6
EMEA	25.1	23.6	50.9	46.1
JAPIC	6.1	4.2	10.6	9.7
Lift truck business	110.3	110.5	226.4	223.4
Bolzoni	16.8	12.4	33.8	26.2
Nuvera	(0.7)	(0.9)	(1.6)	(1.5)
Eliminations	(0.2)	(0.3)	(0.3)	(0.3)
Total	$126.2	$121.7	$258.3	$247.8
Operating profit (loss)
Americas	$18.0	$27.7	$45.9	$57.3
EMEA	1.4	2.3	2.3	3.2
JAPIC	(2.1)	(2.2)	(4.3)	(2.9)
Lift truck business	17.3	27.8	43.9	57.6
Bolzoni	3.2	0.5	5.9	2.8
Nuvera	(9.5)	(10.5)	(19.5)	(20.0)
Eliminations	(0.2)	(0.3)	(0.3)	(0.3)
Total	$10.8	$17.5	$30.0	$40.1
Net income (loss) attributable to stockholders
Americas	$10.2	$23.8	$30.6	$44.3
EMEA	1.3	2.2	2.3	3.3
JAPIC	(0.5)	(2.2)	(1.2)	(1.5)
Lift truck business	11.0	23.8	31.7	46.1
Bolzoni	2.1	(0.1)	4.0	1.4
Nuvera	(6.9)	(6.3)	(14.2)	(12.0)
Eliminations	(0.6)	(1.0)	(1.0)	(1.0)
Total	$5.6	$16.4	$20.5	$34.5

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

A reconciliation of the consolidated federal statutory to reported income tax rate is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2018	2017	2018	2017
Income before income taxes	$9.5	$18.3	$29.3	$42.6
Statutory taxes (21% in 2018 and 35% in 2017)	$2.0	$6.4	$6.2	$14.9
Interim adjustment	0.2	0.3	0.5	0.3
Permanent adjustments:
Non-U.S. rate differences	(0.5)	(2.4)	(0.8)	(4.8)
Other	0.9	—	1.5	(0.5)
	$0.4	$(2.4)	$0.7	$(5.3)
Discrete items	$1.2	$(2.4)	$1.3	$(1.8)
Income tax provision	$3.8	$1.9	$8.7	$8.1
Reported income tax rate	40.0%	10.4%	29.7%	19.0%

During the second quarter of 2018, the Company recognized a discrete tax charge of $1.1 million as a result of non-deductible acquisition costs related to the closing of the Maximal transaction.

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

The Company has evaluated the guidance regarding the Tax Reform Act issued to date, which has not resulted in a material change to the provisional amounts the Company accrued upon enactment for the one-time transition tax on the unremitted earnings and profits of non-U.S. subsidiaries and the impact of the tax rate change on cumulative deferred taxes. The Company will continue to monitor additional guidance issued through the date of the filing of its 2017 U.S. federal and state tax returns, at which time the amount of the one-time transition tax and the impact of the change in tax rate on cumulative deferred taxes will be finalized. The final amounts recorded may materially differ from the provisional amounts recorded due to, among other things, additional analysis, changes in interpretations of the Tax Reform Act including interpretations by state and local taxing authorities and related assumptions of the Company, and additional regulatory guidance, which could potentially affect the measurement of these provisional tax amounts.

The Company has considered the provisions of the Tax Reform Act in computing its 2018 estimated effective annual income tax rate. As such, the estimated effective income tax rate for the six months ended June 30, 2018 includes favorable items related to the reduced federal tax rate of 21% on U.S. earnings and a deduction for foreign-derived intangible income, or FDII, offset by unfavorable items related to the global intangible low-taxed income, or GILTI, non-deductible expenses primarily related to compensation, as well as an increase in state income taxes, net of the federal benefit.

Note 6—Reclassifications from OCI

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI				Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2018	2017	2018	2017
Gain (loss) on cash flow hedges:
Interest rate contracts	$(0.1)	$—	$(0.1)	$—	Interest expense
Foreign exchange contracts	3.1	(1.3)	2.1	(1.5)	Cost of sales
Total before tax	3.0	(1.3)	2.0	(1.5)	Income before income taxes
Tax expense (benefit)	(1.0)	0.7	(0.8)	0.8	Income tax provision
Net of tax	$2.0	$(0.6)	$1.2	$(0.7)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(0.9)	$(1.2)	$(1.9)	$(2.2)	(a)
Prior service credit	0.1	0.1	0.2	0.2	(a)
Total before tax	(0.8)	(1.1)	(1.7)	(2.0)	Income before income taxes
Tax expense	0.1	0.4	0.3	0.6	Income tax provision
Net of tax	$(0.7)	$(0.7)	$(1.4)	$(1.4)	Net income
Total reclassifications for the period	$1.3	$(1.3)	$(0.2)	$(2.1)
(a) These OCI components are included in the computation of net pension cost (see Note 8 for additional details).

Note 7—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At June 30, 2018, the fair value and carrying value of revolving credit agreements and long-term debt, excluding capital leases, was $257.8 million and $257.3 million, respectively. At December 31, 2017, the fair value and carrying value of revolving credit agreements and long-term debt, excluding capital leases, was $272.2 million and $270.9 million, respectively.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $1.1 billion at June 30, 2018, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner, Mexican pesos, Brazilian real, Chinese renminbi and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $860.2 million at December 31, 2017, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner, Mexican pesos and Australian dollars. The fair value of these contracts approximated a net liability of $10.0 million and $2.1 million at June 30, 2018 and December 31, 2017, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2018, $0.2 million of the amount of net deferred loss included in OCI at June 30, 2018 is expected to be reclassified as expense into the unaudited condensed consolidated statement of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on its $200.0 million term loan (the "Term Loan") borrowings and one and three-month LIBOR borrowings. The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at June 30, 2018 and December 31, 2017:

Notional Amount		Average Fixed Rate
June 30	December 31	June 30	December 31
2018	2017	2018	2017	Term at June 30, 2018
$100.0	$100.0	1.47%	1.47%	Extending to December 2018
$56.5	$56.5	1.94%	1.94%	Extending to November 2022
$83.5	$83.5	2.20%	2.20%	December 2018 to May 2023

The Company does not apply hedge accounting to the interest rate derivatives which expire December 2018. The fair value of all interest rate swap agreements was a net asset of $3.8 million and $0.8 million at June 30, 2018 and December 31, 2017, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2018, $0.4 million of the amount included in OCI is expected to be reclassified as income in the unaudited condensed consolidated statement of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	JUNE 30 2018	DECEMBER 31 2017	Balance Sheet Location	JUNE 30 2018	DECEMBER 31 2017
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$0.4	$—	Prepaid expenses and other	$—	$0.1
Long-term	Other non-current assets	2.9	0.7	Other non-current assets	—	—
	Other long-term liabilities	—	—	Other long-term liabilities	—	0.1
Foreign currency exchange contracts
Current	Prepaid expenses and other	6.2	8.3	Prepaid expenses and other	4.5	4.0
	Other current liabilities	1.6	2.8	Other current liabilities	3.5	4.3
Long-term	Other non-current assets	0.8	3.9	Other non-current assets	0.3	1.3
	Other long-term liabilities	0.9	0.5	Other long-term liabilities	13.5	7.7
Total derivatives designated as hedging instruments		$12.8	$16.2		$21.8	$17.5
Derivatives not designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$0.5	$0.4	Prepaid expenses and other	$—	$—
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	—	0.1
Foreign currency exchange contracts
Current	Prepaid expenses and other	2.5	0.8	Prepaid expenses and other	0.1	0.4
	Other current liabilities	0.8	0.1	Other current liabilities	1.0	0.8
Long-term	Other non-current assets	0.1	—	Other long-term liabilities	—	—
Total derivatives not designated as hedging instruments		$3.9	$1.3		$1.1	$1.3
Total derivatives		$16.7	$17.5		$22.9	$18.8

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of June 30, 2018				Derivative Liabilities as of June 30, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$3.8	$—	$3.8	$3.8	$—	$—	$—	$—
Foreign currency exchange contracts	4.7	(4.7)	—	—	14.7	(4.7)	10.0	10.0
Total derivatives	$8.5	$(4.7)	$3.8	$3.8	$14.7	$(4.7)	$10.0	$10.0

	Derivative Assets as of December 31, 2017				Derivative Liabilities as of December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$1.0	$(0.2)	$0.8	$0.8	$0.2	$(0.2)	$—	$—
Foreign currency exchange contracts	7.3	(7.3)	—	—	9.4	(7.3)	2.1	2.1
Total derivatives	$8.3	$(7.5)	$0.8	$0.8	$9.6	$(7.5)	$2.1	$2.1

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	THREE MONTHS ENDED		SIX MONTHS ENDED			THREE MONTHS ENDED		SIX MONTHS ENDED			THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30					JUNE 30					JUNE 30
Derivatives designated as hedging instruments	2018	2017	2018	2017		2018	2017	2018	2017		2018	2017	2018	2017
Cash Flow Hedges
Interest rate swap agreements	$0.7	$(0.4)	$2.7	$(0.4)	Interest expense	$(0.1)	$—	$(0.1)	$—	Other	$—	$—	$—	$—
Foreign currency exchange contracts	(24.1)	6.7	(8.5)	13.7	Cost of sales	3.1	(1.3)	2.1	(1.5)	Cost of sales	—	—	$—	$—
Total	$(23.4)	$6.3	$(5.8)	$13.3		$3.0	$(1.3)	$2.0	$(1.5)		$—	$—	$—	$—

											Amount of Gain or (Loss) Recognized in Income on Derivative
											THREE MONTHS ENDED		SIX MONTHS ENDED
											JUNE 30
Derivatives Not Designated as Hedging Instruments										Location of Gain or (Loss) Recognized in Income on Derivative	2018	2017	2018	2017
Cash Flow Hedges
Interest rate swap agreements										Other	$—	$(0.2)	$0.3	$(0.1)
Foreign currency exchange contracts										Cost of sales	(1.5)	2.4	(1.2)	1.7
Total											$(1.5)	$2.2	$(0.9)	$1.6

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

During the second quarter of 2018, the Company recognized a settlement loss of $0.7 million resulting from lump-sum distributions exceeding the total projected interest cost for the plan year for one of its U.S. pension plans. The Company remeasured the plan as of June 30, 2018 using a discount rate of 4.05% compared to the December 31, 2017 discount rate of 3.40%. As a result of the remeasurement, the funded status of the plan increased by $0.3 million and accumulated other comprehensive income increased by $1.0 million ($0.7 million net of tax).

The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2018	2017	2018	2017
U.S. Pension
Interest cost	$0.7	$0.7	$1.3	$1.4
Expected return on plan assets	(1.3)	(1.3)	(2.5)	(2.5)
Settlement loss	0.7	—	0.7	—
Amortization of actuarial loss	0.4	0.5	0.9	0.9
Amortization of prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Total	$0.4	$(0.2)	$0.2	$(0.4)
Non-U.S. Pension
Service cost	$—	$—	$0.1	$0.1
Interest cost	1.1	1.0	2.1	2.0
Expected return on plan assets	(2.7)	(2.3)	(5.4)	(4.5)
Amortization of actuarial loss	0.5	0.7	1.0	1.3
Total	$(1.1)	$(0.6)	$(2.2)	$(1.1)

Note 9—Inventories

Inventories are summarized as follows:

	JUNE 30 2018	DECEMBER 31 2017
Finished goods and service parts	$223.6	$193.7
Work in process	23.5	19.9
Raw materials	265.6	239.0
Total manufactured inventories	512.7	452.6
LIFO reserve	(45.6)	(40.7)
Total inventory	$467.1	$411.9

Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At June 30, 2018 and December 31, 2017, 50% and 49%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

Note 10—Current and Long-Term Financing

On March 14, 2018, the Company entered into an amendment to the Term Loan. As a result of the amendment, among other things, the floating rate margin under the Term Loan, which can be a base rate or Eurodollar rate, as defined in the Term Loan, is 2.25% for base rate loans and 3.25% for Eurodollar rate loans.

The Company incurred fees and expenses of $0.6 million in the first six months of 2018 related to the amendment, which were deferred and are being amortized as interest expense over the term of the applicable debt agreements. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2018
Balance at December 31, 2017	$51.0
Current year warranty expense	18.0
Change in estimate related to pre-existing warranties	1.3
Payments made	(16.4)
Foreign currency effect	(0.6)
Balance at June 30, 2018	$53.3

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

Note 13—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at June 30, 2018 and December 31, 2017 were $173.7 million and $203.5 million, respectively. As of June 30, 2018, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at June 30, 2018 was approximately $232.7 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of June 30, 2018, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $42.8 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $13.1 million as of June 30, 2018. The $42.8 million is included in the $173.7 million of total amounts subject to recourse or repurchase obligations at June 30, 2018.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At June 30, 2018, approximately $142.2 million of the Company's total recourse or repurchase obligations of $173.7 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At June 30, 2018, loans from WF to HYGFS totaled $1.2 billion. Although the Company’s contractual guarantee was $230.8 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $142.2 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $208.3 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $277.9 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at June 30, 2018:

	HYGFS	Total
Total recourse or repurchase obligations	$142.2	$173.7
Less: exposure limited for certain dealers	42.8	42.8
Plus: 7.5% of original loan balance	13.1	13.1
	112.5	144.0
Incremental obligation related to guarantee to WF	208.3	208.3
Total exposure related to guarantees	$320.8	$352.3

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

The Company's percentage share of the net income or loss from its equity investments in HYGFS and SN is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” section of the unaudited condensed consolidated statements of operations. The Company's equity investments are included on the line “Investment in Unconsolidated Affiliates” in the unaudited condensed consolidated balance sheets. At June 30, 2018 and December 31, 2017, the Company's investment in HYGFS was $17.8 million and $35.2 million, respectively. The Company's investment in SN was $38.9 million and $36.8 million at June 30, 2018 and December 31, 2017, respectively. Bolzoni's investment in unconsolidated affiliates was $0.4 million and $0.5 million at June 30, 2018 and December 31, 2017, respectively. The Company received dividends of $20.1 million and $2.4 million from HYGFS in the first six months of 2018 and 2017, respectively. The Company received dividends of $2.1 million and $0.4 million from SN in the first six months of 2018 and 2017, respectively.

The Company has an equity investment in a third party valued using a quoted market price in an active market, or Level 1 in the fair value hierarchy. The Company's investment as of June 30, 2018 was $6.2 million, which includes a $2.6 million and $3.0 million loss for the three and six months ended June 30, 2018, respectively and is included on the line "Other" in the "Other (income) expense" section of the unaudited condensed consolidated statements of operations.

Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2018	2017	2018	2017
Revenues	$105.0	$92.9	$205.5	$178.0
Gross profit	$31.4	$28.1	$63.3	$55.1
Income from continuing operations	$8.5	$6.7	$18.7	$13.2
Net income	$8.5	$6.7	$18.7	$13.2

Note 15—Acquisitions

On December 6, 2017, the Company's indirect wholly owned subsidiary, Hyster-Yale Acquisition Holding Ltd. ("Acquisition Co."), entered into an Equity Transfer Agreement (“ETA”) with KNSN Pipe & Pile Company Limited (“KNSN”), pursuant to which Acquisition Co. agreed to purchase 75% of the equity interest of Zhejiang Maximal Forklift Co., Ltd. (“Maximal”) from KNSN for an aggregate purchase price of $90.0 million. After the closing under the ETA, the remaining 25% of the equity interest of Maximal is owned by senior management of Maximal, through Y-C Hong Kong Holding Company Limited (“HK Holding Co.”). Maximal is a manufacturer of utility and standard lift trucks and specialized materials handling equipment founded in 2006 in the Hangzhou, Zhejiang Province of China.

Under the terms of the ETA, upon the closing, the Company paid $81.0 million to a jointly-controlled bank account under the name of KNSN, and KNSN is only allowed to use such amount to repay intercompany indebtedness owed by KNSN to Maximal and to remove existing related-party guarantees provided by Maximal. Any balance amount remaining after fulfilling the specified purposes will belong to KNSN. In addition, upon the closing, the Company paid $9.0 million to an escrow account, which will be released to KNSN in two installments. The first installment of $2.7 million will be released on the second anniversary of the closing and the second installment of $6.3 million will be released on the third anniversary of the closing subject to a number of conditions. KNSN is obligated to indemnify the Company from and against any breach of representations and warranties and any liabilities and losses associated with the pre-closing operations of Maximal.

In addition, the Company signed an incentive agreement with Mr. Jin Hong Lu, a key member of senior management of Maximal and the majority shareholder of KNSN. Pursuant to this agreement, the Company will pay $10.0 million to Mr. Lu by the third anniversary of the closing under the ETA, provided that Mr. Lu, his immediate family members and any affiliates fully comply with the non-competition, conflict of interest, non-solicitation, and compliance covenants set forth in the agreement.

Pursuant to the terms of the ETA, Mr. Lu signed and issued a Guarantee and Undertaking Letter for the benefit of the Company, guaranteeing KNSN’s performance of all terms under the ETA. In the case of any breach of the ETA by KNSN, Mr. Lu shall be liable and shall indemnify the Company against any losses arising from such breach in accordance with the ETA and applicable laws.

On June 1, 2018, the Company completed the acquisition of a 75% equity interest of Maximal for $74.3 million, net of cash acquired of $15.7 million. Given the timing and complexity of the Maximal acquisition, the allocation of the purchase price is preliminary and will likely change in future periods, perhaps significantly as fair value estimates of the assets acquired and liabilities assumed are refined during the measurement period. The Company is in the process of obtaining a third-party valuation of the assets acquired and liabilities assumed; thus the provisional measurements are subject to change. In addition, the cash consideration paid will be finalized with KNSN and is subject to customary working capital, cash and debt adjustments. The Company will complete the purchase price allocation no later than the second quarter of 2019.

The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed of Maximal as of June 1, 2018:

Cash	$15.7
Accounts receivable	16.8
Inventories	18.5
Property, plant and equipment	27.0
Intangible Assets	18.7
Other assets	0.6
Total assets acquired	$97.3
Accounts payable	35.8
Long-term deferred tax liabilities	5.7
Other liabilities	17.1
Total liabilities assumed	$58.6
Noncontrolling interest	27.0
Net assets acquired	$11.7
Initial purchase price	90.0
Goodwill	$78.3

Acquired Intangible Assets	Preliminary Fair Value	Preliminary Weighted-Average Useful Lives (Years)
Distribution network	$9.7	20
Patents	5.6	7
Trademarks	3.4	20
Total	$18.7

The assignment of acquired goodwill to reporting units has not been determined. The $78.3 million of goodwill has been included in the JAPIC segment. The results of Maximal’s operations have been included in the unaudited condensed consolidated financial statements since the acquisition date and are reflected in the JAPIC segment.

The Company recognized $1.9 million and $0.5 million of acquisition-related costs, which are included in the Americas segment during the second quarter of 2018 and 2017, respectively, and $2.4 million and $1.4 million during the first six months of 2018 and 2017, respectively. These costs are included in the line “Selling, general and administrative expenses” in the unaudited condensed consolidated statements of operations.

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

On June 1, 2018, the Company completed the acquisition of the majority interest in Zhejiang Maximal Forklift Co., Ltd. ("Maximal"). Maximal is a Chinese manufacturer of utility and standard lift trucks and specialized material handling equipment involved in the design, manufacture, service and distribution of Class 1 electric and Class 5 internal combustion engine counterbalance utility and standard platforms, and Class 2 and Class 3 electric warehouse products for both the local China and global markets under the Maximal and SAMUK brands. Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets. The results of Maximal are included in the JAPIC segment since the date of acquisition.

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

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)	SIX MONTHS ENDED		Favorable / (Unfavorable)
	JUNE 30			JUNE 30
	2018	2017	% Change	2018	2017	% Change
Lift truck unit shipments (in thousands)
Americas	14.1	13.4	5.2%	29.7	28.3	4.9%
EMEA	7.4	7.3	1.4%	14.9	14.3	4.2%
JAPIC	2.4	1.5	60.0%	4.1	2.9	41.4%
	23.9	22.2	7.7%	48.7	45.5	7.0%
Revenues
Americas	$471.6	$432.9	8.9%	$967.5	$898.9	7.6%
EMEA	191.0	172.6	10.7%	388.9	335.0	16.1%
JAPIC	57.5	42.2	36.3%	107.0	86.0	24.4%
Lift truck business	720.1	647.7	11.2%	1,463.4	1,319.9	10.9%
Bolzoni	52.5	41.9	25.3%	103.7	83.5	24.2%
Nuvera	0.4	0.4	—%	0.7	3.0	n.m.
Eliminations	(7.4)	(4.5)	n.m.	(14.0)	(7.8)	n.m.
	$765.6	$685.5	11.7%	$1,553.8	$1,398.6	11.1%
Gross profit (loss)
Americas	$79.1	$82.7	(4.4)%	$164.9	$167.6	(1.6)%
EMEA	25.1	23.6	6.4%	50.9	46.1	10.4%
JAPIC	6.1	4.2	45.2%	10.6	9.7	9.3%
Lift truck business	110.3	110.5	(0.2)%	226.4	223.4	1.3%
Bolzoni	16.8	12.4	35.5%	33.8	26.2	29.0%
Nuvera	(0.7)	(0.9)	22.2%	(1.6)	(1.5)	n.m.
Eliminations	(0.2)	(0.3)	n.m.	(0.3)	(0.3)	n.m.
	$126.2	$121.7	3.7%	$258.3	$247.8	4.2%
Selling, general and administrative expenses
Americas	$61.1	$55.0	(11.1)%	$119.0	$110.3	(7.9)%
EMEA	23.7	21.3	(11.3)%	48.6	42.9	(13.3)%
JAPIC	8.2	6.4	(28.1)%	14.9	12.6	(18.3)%
Lift truck business	93.0	82.7	(12.5)%	182.5	165.8	(10.1)%
Bolzoni	13.6	11.9	(14.3)%	27.9	23.4	(19.2)%
Nuvera	8.8	9.6	8.3%	17.9	18.5	3.2%
	$115.4	$104.2	(10.7)%	$228.3	$207.7	(9.9)%

	THREE MONTHS ENDED		Favorable / (Unfavorable)	SIX MONTHS ENDED		Favorable / (Unfavorable)
	JUNE 30			JUNE 30
	2018	2017	% Change	2018	2017	% Change
Operating profit (loss)
Americas	$18.0	$27.7	(35.0)%	$45.9	$57.3	(19.9)%
EMEA	1.4	2.3	(39.1)%	2.3	3.2	(28.1)%
JAPIC	(2.1)	(2.2)	4.5%	(4.3)	(2.9)	(48.3)%
Lift truck business	17.3	27.8	(37.8)%	43.9	57.6	(23.8)%
Bolzoni	3.2	0.5	540.0%	5.9	2.8	110.7%
Nuvera	(9.5)	(10.5)	9.5%	(19.5)	(20.0)	2.5%
Eliminations	(0.2)	(0.3)	n.m.	(0.3)	(0.3)	n.m.
	$10.8	$17.5	(38.3)%	$30.0	$40.1	(25.2)%
Interest expense	$4.0	$2.6	(53.8)%	$8.0	$4.4	(81.8)%
Other (income) expense	$(2.7)	$(3.4)	(20.6)%	$(7.3)	$(6.9)	5.8%
Net income (loss) attributable to stockholders
Americas	$10.2	$23.8	(57.1)%	$30.6	$44.3	(30.9)%
EMEA	1.3	2.2	(40.9)%	2.3	3.3	(30.3)%
JAPIC	(0.5)	(2.2)	(77.3)%	(1.2)	(1.5)	(20.0)%
Lift truck business	11.0	23.8	(53.8)%	31.7	46.1	(31.2)%
Bolzoni	2.1	(0.1)	n.m.	4.0	1.4	(185.7)%
Nuvera	(6.9)	(6.3)	(9.5)%	(14.2)	(12.0)	(18.3)%
Eliminations	(0.6)	(1.0)	n.m.	(1.0)	(1.0)	n.m.
	$5.6	$16.4	(65.9)%	$20.5	$34.5	(40.6)%
Diluted earnings per share	$0.34	$0.99	(65.7)%	$1.24	$2.09	(40.7)%
Reported income tax rate	40.0%	10.4%		29.7%	19.0%
Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of June 30, 2018, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2018	2017	2018	2017
Unit backlog, beginning of period	36.1	32.2	33.8	30.7
Unit shipments	(23.9)	(22.2)	(48.7)	(45.5)
Unit bookings	29.5	25.3	56.6	50.1
Unit backlog, end of period	41.7	35.3	41.7	35.3
The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2018	2017	2018	2017
Bookings, approximate sales value	$720	$575	$1,340	$1,125
Backlog, approximate sales value	$1,080	$820	$1,080	$820

Second Quarter of 2018 Compared with Second Quarter of 2017

The following table identifies the components of change in revenues for the second quarter of 2018 compared with the second quarter of 2017:

Revenues
2017	$685.5
Increase in 2018 from:
Unit volume and product mix	27.3
Foreign currency	17.6
Bolzoni revenues	10.6
Parts	10.1
Maximal revenues	7.2
Other	5.4
Price	1.9
2018	$765.6

Revenues increased 11.7% to $765.6 million in the second quarter of 2018 from $685.5 million in the second quarter of 2017. The increase was mainly due to higher unit and parts volume and favorable foreign currency movements in the lift truck business. In addition, increased Bolzoni revenues and the acquisition of Maximal contributed to the improvement in revenues.

Revenues in the Americas increased in the second quarter of 2018 compared with the second quarter of 2017 primarily as a result of increased unit and parts shipments. Revenues increased primarily from higher sales of Class 5 internal combustion engine lift trucks, including Big Trucks and the XT/MX standard truck, partially offset by reduced sales of lower-priced Class 1 electric trucks.

EMEA's revenues increased in the second quarter of 2018 compared with the second quarter of 2017 mainly as a result of favorable currency movements of $17.1 million from the translation of sales into U.S. dollars and higher parts revenue, partially offset by a shift in sales to lower-priced Class 2 and Class 3 warehouse trucks combined with fewer shipments of Class 5 internal combustion engine trucks, including Big Trucks.

Revenues in JAPIC increased in the second quarter of 2018 compared with the second quarter of 2017, primarily as a result of the acquisition of Maximal, higher unit shipments, favorable currency movements of $1.7 million from the translation of sales into U.S. dollars and higher parts revenue.

Bolzoni's revenues increased in the second quarter of 2018 compared with the second quarter of 2017, mainly as a result of higher volume in the EMEA market and favorable foreign currency movements of $4.7 million.

The following table identifies the components of change in operating profit for the second quarter of 2018 compared with the second quarter of 2017:

Operating Profit
2017	$17.5
Increase (decrease) in 2018 from:
Bolzoni operations	2.7
Nuvera operations	1.0
Lift truck gross profit	(0.1)
Lift truck selling, general and administrative expenses	(10.3)
2018	$10.8

The Company recognized operating profit of $10.8 million in the second quarter of 2018 compared with $17.5 million in the second quarter of 2017. The decrease in operating profit was mainly due to an increase in lift truck selling, general and administrative expenses. The increase in the lift truck selling, general and administrative expenses was primarily related to employee-related costs for sales and development of new products, as well as unfavorable currency movements.

Operating profit in the Americas decreased in the second quarter of 2018 compared with the second quarter of 2017 primarily as a result of higher selling, general and administrative expenses and lower gross profit. Selling, general and administrative expenses increased mainly from higher employee-related costs for sales and development of new products, as well as higher acquisition-related expenses. The decrease in gross profit was primarily due to higher material cost inflation of $7.7 million and unfavorable currency movements of $1.4 million, partially offset by higher unit and parts sales.

EMEA's operating profit in the second quarter of 2018 decreased compared with the second quarter of 2017. Higher gross profit from favorable currency movements of $1.0 million and improved pricing was offset by higher material and manufacturing cost inflation, a shift in sales to lower-margin products and an increase in selling, general and administrative expenses, including higher sales costs to support the Company's strategic initiatives and $1.2 million of unfavorable currency movements.

JAPIC's operating profit in the second quarter of 2018 was comparable to the second quarter of 2017. Higher gross profit from higher unit shipments and improved pricing was offset by an increase in selling, general and administrative expenses as result of higher sales costs to support the Company's strategic initiatives, including the integration of Maximal.

Bolzoni's operating profit improved in the second quarter of 2018 from the second quarter of 2017 primarily due to improved gross profit of $4.4 million, which includes the absence of unfavorable foreign currency movements of $1.6 million in the prior year, partially offset by higher selling, general and administrative expenses.

Nuvera's operating loss improved in the second quarter of 2018 from the second quarter of 2017 primarily due to a decrease in development and production start-up expenses as Nuvera continues to transition from product development to production of its fuel-cell system.

The Company recognized net income attributable to stockholders of $5.6 million in the second quarter of 2018 compared with $16.4 million in the second quarter of 2017. The decrease was primarily the result of lower operating profit, unfavorable mark-to-market adjustments on an equity investment in a third-party and higher interest and income tax expense in the second quarter of 2018 compared with the second quarter of 2017. See Note 5 to the unaudited condensed consolidated financial statements for additional information on income tax expense.

First Six Months of 2018 Compared with First Six Months of 2017

The following table identifies the components of change in revenues for the first six months of 2018 compared with the first six months of 2017:

Revenues
2017	$1,398.6
Increase (decrease) in 2018 from:
Unit volume and product mix	64.3
Foreign currency	44.7
Bolzoni revenues	20.2
Parts	16.6
Unit price	7.3
Maximal revenues	7.2
Other	(5.1)
2018	$1,553.8

Revenues increased 11.1% to $1,553.8 million in the first six months of 2018 from $1,398.6 million in the first six months of 2017. The increase was mainly due to higher unit and parts volume, favorable currency movements and improved pricing to offset material cost increases in the lift truck business. In addition, increased Bolzoni revenues contributed to the improvement in revenues.

Revenues in the Americas increased in the first six months of 2018 compared with the first six months of 2017 primarily as a result of increased unit shipments. Revenues increased primarily from higher sales of Class 5 internal combustion engine lift trucks, including the XT/MX standard truck and Big Trucks, and Class 1 electric trucks, partially offset by reduced sales of lower-priced Class 2 trucks.

EMEA's revenues increased in the first six months of 2018 compared with the first six months of 2017 mainly as a result of favorable currency movements of $41.9 million from the translation of sales into U.S. dollars and increased unit and parts shipments.

Revenues in JAPIC increased in the first six months of 2018 compared with the first six months of 2017, primarily as a result of higher unit shipments, the acquisition of Maximal and favorable currency movements of $4.3 million from the translation of sales into U.S. dollars.

Bolzoni's revenues increased in the first six months of 2018 compared with the first six months of 2017, mainly as a result of favorable foreign currency movements of $11.4 million and higher volume in the EMEA market.

The following table identifies the components of change in operating profit for the first six months of 2018 compared with the first six months of 2017:

Operating Profit
2017	$40.1
Increase (decrease) in 2018 from:
Lift truck selling, general and administrative expenses	(16.7)
Bolzoni operations	3.1
Lift truck gross profit	3.0
Nuvera operations	0.5
2018	$30.0

The Company recognized operating profit of $30.0 million in the first six months of 2018 compared with $40.1 million in the first six months of 2017. The decrease in operating profit was mainly due to an increase in lift truck selling, general and administrative expenses partially offset by higher lift truck gross profit. The increase in the lift truck selling, general and administrative expenses is primarily related to employee-related costs for sales and development of new products, as well as unfavorable currency movements. The increase in the lift truck gross profit was primarily attributable to higher unit and parts shipments, improved pricing and favorable currency movements of $3.1 million, partially offset by material and manufacturing cost inflation in the first six months of 2018.

Operating profit in the Americas decreased in the first six months of 2018 compared with the first six months of 2017 primarily as a result of higher selling, general and administrative expenses and lower gross profit. Selling, general and administrative expenses increased mainly from higher employee-related costs for sales and development of new products, as well as higher acquisition-related expenses and unfavorable foreign currency movements. The decrease in gross profit was primarily due to higher material and manufacturing cost inflation and unfavorable currency movements of $4.8 million, partially offset by higher unit and parts sales and improved pricing.

EMEA's operating profit in the first six months of 2018 decreased compared with the first six months of 2017. Higher gross profit from favorable currency movements of $8.4 million and improved pricing was offset by higher material and manufacturing cost inflation and an increase in selling, general and administrative expenses, including $2.9 million of unfavorable foreign currency movements and higher sales costs to support the Company's strategic initiatives.

The operating loss in JAPIC increased in the first six months of 2018 compared with the first six months of 2016 mainly as a result of increased selling, general and administrative expenses, primarily from unfavorable foreign currency movements of $1.5 million.

Bolzoni's operating profit improved in the first six months of 2018 from the first six months of 2017 primarily due to lower selling, general and administrative expenses and the absence of unfavorable foreign currency movements of $1.6 million.

Nuvera's operating loss improved in the first six months of 2018 from the first six months of 2017 primarily due to a decrease in development and production start-up expenses as Nuvera continues to transition from product development to production of its fuel-cell system.

The Company recognized net income attributable to stockholders of $20.5 million in the first six months of 2018 compared with $34.5 million in the first six months of 2017. The decrease was primarily the result of lower operating profit, unfavorable mark-to-market adjustments on an equity investment in a third-party and higher interest and income tax expense in the first six months of 2018 compared with the first six months of 2017. See Note 5 to the unaudited condensed consolidated financial statements for additional information on income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2018	2017	Change
Operating activities:
Net income	$20.6	$34.5	$(13.9)
Depreciation and amortization	20.8	21.3	(0.5)
Dividends from unconsolidated affiliates	22.2	2.8	19.4
Working capital changes	(18.0)	81.7	(99.7)
Other	6.4	—	6.4
Net cash provided by operating activities	52.0	140.3	(88.3)
Investing activities:
Expenditures for property, plant and equipment	(16.0)	(16.9)	0.9
Business acquisitions, net of cash acquired	(74.3)	(1.0)	(73.3)
Investments in equity securities	—	(5.6)	5.6
Proceeds from the sale of assets	0.8	0.8	—
Net cash used for investing activities	(89.5)	(22.7)	(66.8)
Cash flow before financing activities	$(37.5)	$117.6	$(155.1)

Net cash provided by operating activities decreased $88.3 million in the first six months of 2018 compared with the first six months of 2017, primarily as a result of the change in working capital items partially offset by increased dividends from unconsolidated affiliates mainly due to the one-time benefit at HYGFS resulting from the Tax Cuts and Jobs Act (the "Tax Reform Act"). The change in working capital was primarily attributable to accounts payable in the Americas returning to normalized levels in the first six months of 2018 following an unplanned systems-related acceleration of supplier payments in December 2016.

The change in net cash used for investing activities during the first six months of 2018 compared with the first six months of 2017 is mainly the result of the acquisition of Maximal in the second quarter of 2018.

	2018	2017	Change
Financing activities:
Net increases (decreases) of long-term debt and revolving credit agreements	$(14.5)	$91.2	$(105.7)
Cash dividends paid	(10.1)	(9.9)	(0.2)
Financing fees paid	(0.6)	(5.0)	4.4
Other	(0.9)	(0.3)	(0.6)
Net cash provided by (used for) financing activities	$(26.1)	$76.0	$(102.1)

The change in net cash provided by (used for) financing activities of $102.1 million in the first six months of 2018 compared with the first six months of 2017 was primarily related to repayments of long-term debt in the first six months of 2018. The increase in the first six months of 2017 was due to borrowings under the Term Loan (as defined below), partially offset by repayments of borrowings under the Facility (as defined below) during the first six months of 2017, primarily due to the unplanned systems-related acceleration of supplier payments in December 2016.

Financing Activities

The Company has a $200.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in April 2022. There were no borrowings outstanding under the Facility at June 30, 2018. The availability under the Facility at June 30, 2018 was $195.4 million, which reflects reductions of $4.6 million for letters of credit and other restrictions. The Facility consists of a U.S. revolving credit facility of $120.0 million and a non-U.S. revolving credit facility of $80.0 million. The Facility can be increased up to $300.0 million over the term of the agreement in minimum increments of $10.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory and a second lien on the Term Loan Collateral (defined below). The approximate book value of assets held as collateral under the Facility was $900 million as of June 30, 2018.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective June 30, 2018, for U.S. base rate loans and LIBOR loans were 0.25% and 1.25%, respectively. The applicable margin, effective June 30, 2018, for non-U.S. base rate loans and LIBOR loans was 1.25%. The applicable LIBOR interest rates under the Facility on June 30, 2018 were 3.25% and 1.25%, respectively, for the U.S. and non-U.S. facility including the applicable floating rate margin. The Facility also required the payment of a fee of 0.350% per annum on the unused commitment as of June 30, 2018.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as defined in the Facility, and limits the payment of dividends. If availability for both total and U.S. revolving credit facilities on a pro forma basis, is greater than fifteen percent and less than or equal to twenty percent, the Company may pay dividends subject to achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the availability is greater than twenty percent for both total and U.S. revolving credit facilities on a pro forma basis, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the U.S. revolver commitments, as defined in the Facility. At June 30, 2018, the Company was in compliance with the covenants in the Facility.

The Company also has a $200.0 million term loan (the "Term Loan"), which matures in May 2023. The Term Loan requires quarterly principal payments on the last business day of each March, June, September and December in an amount equal to $2.5 million. Payments commenced in September 2017 and the final principal repayment is due on May 30, 2023. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At June 30, 2018, there was $190.0 million of principle outstanding under the Term Loan which has been reduced in the unaudited condensed consolidated balance sheet by $4.2 million of discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property (collectively, the "Term Loan Collateral") and a second priority lien on the collateral of the U.S. borrowers in the Facility. The approximate book value of assets held as collateral under the Term Loan was $600 million as of June 30, 2018.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin, as provided in the Term Loan, is 2.25% for U.S. base rate loans and 3.25% for Eurodollar loans. The interest rate on the amount outstanding under the Term Loan at June 30, 2018 was 5.34%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of regularly scheduled dividends and other restricted payments to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 1.75 to 1.00 at the time of the payment. At June 30, 2018, the Company was in compliance with the covenants in the Term Loan.

The Company incurred fees and expenses of $0.6 million in 2018 related to the amendment of the Facility and Term Loan. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.

The Company had other debt outstanding, excluding capital leases, of approximately $125.4 million at June 30, 2018. In addition to the excess availability under the Facility, the Company had remaining availability of $43.7 million related to other non-U.S. revolving credit agreements.

The Company believes funds available from cash on hand, the Term Loan, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in April 2022.

Contractual Obligations, Contingent Liabilities and Commitments

On June 1, 2018, the Company completed the acquisition of a 75% equity interest of Maximal. Given the timing and complexity of the Maximal acquisition, the allocation of the purchase price is preliminary and will likely change in future periods, perhaps significantly as fair value estimates of the assets acquired and liabilities assumed are refined during the measurement period. The Company is in the process of obtaining a third-party valuation of the assets acquired and liabilities assumed; thus the provisional measurements are subject to change.

Since December 31, 2017, there have been no other significant changes in the total amount of the Company's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on pages 29 and 30 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Six Months Ended June 30, 2018	Planned for Remainder of 2018	Planned 2018 Total	Actual 2017
Lift truck business	$14.0	$31.9	$45.9	$35.3
Bolzoni	1.7	4.8	6.5	4.7
Nuvera	1.9	5.8	7.7	1.0
	$17.6	$42.5	$60.1	$41.0

Planned expenditures for the remainder of 2018 are primarily for improvements to information technology infrastructure, product development, improvements at manufacturing locations and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	JUNE 30 2018	DECEMBER 31 2017	Change
Cash and cash equivalents	$152.4	$220.1	$(67.7)
Other net tangible assets	507.0	527.8	(20.8)
Intangible assets	70.3	56.1	14.2
Goodwill	133.3	59.1	74.2
Net assets	863.0	863.1	(0.1)
Total debt	(273.1)	(290.7)	17.6
Total equity	$589.9	$572.4	$17.5
Debt to total capitalization	32%	34%	(2)%

OUTLOOK

Consolidated Outlook

For the 2018 full year, the Company expects its consolidated operating profit to increase over 2017 primarily due to a lower operating loss at Nuvera, principally in the fourth quarter of 2018, and an expected improvement in Bolzoni’s operating profit. These improvements are expected to be partially offset by a modest decrease in full year operating profit at the Lift Truck business due to the lower operating profit in the first half of 2018, combined with a modest decline in the third quarter, mostly offset by a substantial increase in operating profit in the fourth quarter.

Consolidated 2018 net income is expected to increase substantially over 2017 due to the absence of unfavorable tax adjustments of $18.4 million made in 2017 as a result of U.S. tax reform legislation.

Excluding the cash paid for Maximal in June 2018 and the favorable effect from the 2016 unplanned acceleration of payments on the first quarter of 2017, consolidated cash flow before financing activities is expected to decrease significantly in the second half of 2018 and for the 2018 full year compared with the prior year periods, primarily due to anticipated increased working capital and higher capital expenditures.

Americas Outlook

The Americas market remained strong in the second quarter of 2018 but moderated from the double digit growth experienced in the first quarter. For the remainder of 2018, the Company expects the overall Americas market to be at levels comparable to the second half of 2017. Despite this moderated market environment, the Company expects unit shipments, revenues and parts sales to continue to increase over the remainder of 2018 compared with the second half of 2017 as share gain initiatives continue to mature.

Operating profit in the Americas is also expected to increase in the second half of 2018, with an anticipated modest decrease in the third quarter expected to be significantly offset by anticipated improvements in the fourth quarter. The decrease in the third quarter operating profit is expected to be driven primarily by shipments of backlog orders that were booked at prices in effect prior to the Americas' price increases, as well as higher operating expenses. The improvements in the fourth quarter are the result of an expected increase in sales volumes of higher-priced Class 5 internal combustion engine trucks, including Big Trucks, as well as an expected improvement in product pricing as trucks booked at the new higher prices are shipped. As a result, full-year 2018 operating profit is expected to be comparable to 2017. The Americas implemented price increases to help recover anticipated material cost inflation, including the impact of tariffs, and expects to continue to implement pricing actions as needed. The Company is still working to determine the full impact of the most recent tariffs on its future operating results, and at the same time reviewing a number of strategies to minimize their effect. The Americas intends to adjust sourcing, as appropriate, to help mitigate the effects of the newly enacted and impending tariffs.

EMEA Outlook

The EMEA market is expected to continue to grow in the second half of 2018 but at a more moderate rate than the double digit growth seen in the first half of 2018. As a result of these current market conditions and anticipated market share gains, volume is expected to increase moderately in the second half of 2018 compared with the second half of 2017 due to an increase in shipments of lower-priced Class 3 warehouse trucks and lower-capacity Class 5 internal combustion engine trucks. An increase in parts sales is expected to further increase revenues during the second half of 2018, resulting in an overall moderate increase in 2018 full year revenues over 2017.

Despite the increase in revenues, operating profit in EMEA is expected to decrease in the second half of 2018, resulting in a decrease in full year 2018 operating profit compared with 2017. Anticipated higher operating expenses to support the Company's strategic initiatives, as well as expected material cost inflation, net of price increases, are expected to offset the benefits to operating profit from the anticipated revenue increase and favorable currency effects expected at current currency rates. The Company also continues to be concerned about political tensions and sanctions in Russia, which could have a material impact on results from that country.

JAPIC Outlook

Over the remainder of 2018, the JAPIC market is expected to be comparable to 2017 as a result of market declines in most market areas except China, which is expected to have only modest growth in the second half of the year. Despite this market environment, JAPIC revenues are expected to improve in the remainder of 2018 compared with the prior year period as a result of the continued implementation of the Company's strategic initiatives, including the acquisition of HY Maximal. However, operating results in the second half and for the 2018 full year are expected to decrease compared with the respective 2017 periods as costs to integrate Maximal increase over the remainder of 2018. In addition, purchase price accounting adjustments associated with the acquisition of Maximal will be required and are expected to unfavorably affect JAPIC results.

Overall Lift Truck Outlook

The Company remains focused on increasing unit volumes and market share in its Lift Truck business over the remainder of 2018 and in future years through the continued implementation of its key strategic initiatives, which include delivering industry- and customer-focused solutions, providing low cost of ownership and enhanced productivity for customers, enhancing independent distribution, growing in emerging markets, maintaining leadership in the attachments business and providing leadership in fuel cells and their applications. The Company has realigned its sales and marketing teams and increased its sales resources to execute the Company's specific industry strategies more effectively.

To meet customer needs, the Company is developing new products in many segments that are expected to support its increased market share objectives. The Company is currently enhancing its electric and warehouse products. In late 2017 and mid-2018, the Company launched new versions of the Class 3 electric-stacker warehouse truck and new Class 1 electric counterbalanced trucks in EMEA, and expects to launch a new EMEA retail Reach Truck in the second half of 2018. For the Americas, the Company expects to introduce a new Class 3 end-rider truck in the second half of 2018. The Company also expects to introduce a new mast and front end, with improved visibility, for its 8- to 16-ton Class 5 Big Trucks in the second half of 2018. The Company is also working with a customer to test a 52-ton Big Truck powered by lithium-ion batteries, and is testing an 8 to 9 ton high-performance, lithium-ion counterbalanced truck in EMEA. The first prototype is expected to move to customer testing in early 2019. The Company has additional plans to expand its Big Truck product line. These new products, as well as those recently launched and the introduction of other new products in the pipeline, including trucks with new Nuvera® Fuel Cell System battery box replacements ("BBRs"), are expected to contribute to market share gains, improve revenues and enhance operating margins.

The overall global lift truck market remained strong in the first half of 2018, but is expected to grow only modestly in the second half of 2018 compared with both the second half of 2017 and the first half of 2018. Unit shipments and unit and parts revenues in the Lift Truck business are expected to increase during the second half and for the 2018 full year compared with the same periods in 2017.

Operating profit is also expected to increase in the second half of 2018, with a modest decrease in the third quarter expected to be more than offset by improvements in the fourth quarter due to an expected increase in product pricing as price increases come into effect on trucks shipped. These improvements are expected to be partially offset by material cost inflation, and by higher operating expenses driven by continued investments in the Company's strategic initiatives. However, the improvements in the second half of 2018 are not expected to offset the reduced operating profit in the first half of 2018. As a result, the Company expects an overall moderate decrease in full year 2018 operating profit compared with 2017. Nevertheless, net income in the second half of 2018 is expected to increase substantially over the second half of 2017 as a result of the absence of the tax adjustments made in 2017 for U.S. tax reform legislation.

The Company anticipates that commodity costs will continue to increase as the year progresses, although these costs, particularly for steel, remain volatile and sensitive to changes in the global economy and to tariffs. The Company will continue to monitor and forecast these costs, and tariff implications, closely and adjust pricing accordingly.

Bolzoni Outlook

The majority of Bolzoni's revenues are generated in the EMEA market, primarily Western and Eastern Europe, and, to a lesser degree, in North America. As a result of anticipated growth in the EMEA market and the continued implementation of sales enhancement programs, Bolzoni expects revenues in the second half of 2018 to increase compared with the second half of 2017, primarily in the third quarter. The improvement in revenues in the second half of 2018 is expected to be at a lower level than in the first half of 2018.

In addition to the anticipated increase in revenues and the expected operating leverage resulting from the sales growth, the continued implementation of several key strategic programs is expected to generate substantial growth in Bolzoni's operating profit and net income for the remainder of 2018, as well as for the 2018 full year, compared with the respective 2017 periods.

Nuvera Outlook

BBR unit shipments increased in the first half of 2018 and Nuvera expects shipments to continue to increase in the second half of the year. The unit backlog was just over 250 BBRs as of June 30, 2018. Nuvera expects demand to increase throughout the remainder of 2018 and expects its cost base to continue to decrease due to substantial cost reductions on future purchases of core components. Nuvera expects to continue to leverage improved designs and higher volumes through its supply chain to generate further cost reductions in 2019, although recently implemented tariffs on imported components will partially offset these reductions. Nuvera is working closely with suppliers to find alternative sourcing for affected components.

Production of BBRs at Nuvera's Billerica, Massachusetts facility is expected to be phased out and transferred to the Lift Truck business. The manufacturing of BBR products at the Lift Truck business' plant in Greenville, North Carolina is expected to begin in 2019, with a steady ramp up in demand anticipated.

With the phase out of BBR production in Billerica, Nuvera will focus on the design, manufacture and sales and marketing of fuel cell stacks and engines. In addition to growing demand for engines used in BBRs, reinforced by the recently extended federal fuel cell tax credit, Nuvera is experiencing significant interest in its stacks and fuel cell engines for applications outside of the BBR lift truck market, particularly in China, and believes this could be a significant and profitable growth opportunity.

Early in the third quarter of 2018, Nuvera finalized an agreement to manufacture and assemble fuel cell engines designed by Nuvera for use in the Chinese “New Energy Vehicle” market. The agreement provides a product license for the exclusive manufacture of 45 kW fuel cell engines, based on Nuvera's Orion® Gen1 fuel cell stack, for sale in China over the next three years. The units are expected to be integrated in transit buses, delivery vehicles and other motive platforms in the cities of Ningbo, Hangzhou, Kunming, and Xi’an. In addition to the fuel cell engine manufacturing license, the agreement also provides royalty and technology services revenue to Nuvera. The agreement incorporates a minimum initial purchase volume of 500 fuel cell stacks after successful testing of the engines with annual minimum purchases increasing significantly throughout the three-year term of the contract. The fuel cell stacks used in these engines will be manufactured exclusively by Nuvera, initially at its facility in Billerica, Massachusetts. Localized manufacturing in China is anticipated in the 2019-2020 time frame.

In addition, earlier in 2018, Nuvera and the Lift Truck business were selected to partner with the Center for Transportation and the Environment, which received an award in the second quarter of 2018 from the California Air Resources Board, to demonstrate operations of a Hyster® 1150-CH Top Loader Big Truck using an electrified power train and Nuvera's Orion®-based fuel cell engine for the Port of Los Angeles. This will be the first demonstration of Nuvera’s plan to develop easily integrated, high-power fuel cell engines for use in OEM products.

The Company's current target is to achieve break-even by late 2019, although this target could be achieved earlier or later depending on sales volumes for fuel cell-powered lift trucks, as well as engine sales for other markets. The operating loss in the second half of 2018 is expected to decrease compared with the second half of 2017, especially in the fourth quarter, and moderate more substantially over 2019. While the 2018 full year operating loss is expected to be lower than in 2017 as a result of improvements in the second half of the year, the 2018 full year net loss is expected to be comparable to 2017 because a smaller tax benefit is expected to be realized on Nuvera's losses due to a lower effective income tax rate under U.S. tax reform legislation.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, (2) delays in delivery or increases in costs, including transportation costs or the imposition of tariffs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (3) the successful commercialization of Nuvera's technology, (4) customer acceptance of pricing, (5) the political and economic uncertainties in the countries where the Company does business, (6) the ability of dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (7) exchange rate fluctuations and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (8) delays in manufacturing and delivery schedules, (9) bankruptcy of or loss of major dealers, retail customers or suppliers, (10) customer acceptance of, changes in the costs of, or delays in the development of new products, (11) introduction of new products by, or more favorable product pricing offered by, competitors, (12) product liability or other litigation, warranty claims or returns of products, (13) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (14) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (15) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation, the United Kingdom's exit from the European Union, the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, (16) the Company may not be able to successfully integrate Maximal’s operations and employees, and (17) the possibility that the final impact of the Tax Reform Act on the 2018 financial results could be more unfavorable than the provisional amount reported in the 2017 fourth quarter financial results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 34, 35 and F-26 through F-29 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the Company's derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2017.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of the Company's management, including the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. Management has excluded Maximal from its assessment of the Company's disclosure controls and procedures because the Company acquired a majority interest in Maximal on June 1, 2018. As of June 30, 2018, Maximal constituted 10% of the Company's total assets.

Changes in internal control over financial reporting: During the second quarter of 2018, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company acquired a majority interest in Maximal on June 1, 2018 and is currently in the process of integrating Maximal's processes and internal controls.

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

Hyster-Yale Materials Handling, Inc.

Date:	July 31, 2018	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)