Form 10-Q
period 2018-09-30
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2018-10-30
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Number of shares of Class A Common Stock outstanding at October 26, 2018: 12,675,586
Number of shares of Class B Common Stock outstanding at October 26, 2018: 3,885,136

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2018	DECEMBER 31 2017
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$121.9	$220.1
Accounts receivable, net	463.6	453.0
Inventories, net	506.4	411.9
Prepaid expenses and other	55.6	46.4
Total Current Assets	1,147.5	1,131.4
Property, Plant and Equipment, Net	287.8	265.4
Intangible Assets, Net	77.7	56.1
Goodwill	106.6	59.1
Deferred Income Taxes	15.5	16.6
Investment in Unconsolidated Affiliates	62.4	81.9
Other Non-current Assets	54.9	37.4
Total Assets	$1,752.4	$1,647.9
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$433.2	$385.8
Accounts payable, affiliates	18.2	18.1
Revolving credit facilities	2.2	6.1
Current maturities of long-term debt	84.4	68.4
Accrued payroll	41.8	51.7
Other current liabilities	190.2	162.3
Total Current Liabilities	770.0	692.4
Long-term Debt	209.9	216.2
Self-insurance Liabilities	28.5	33.5
Pension Obligations	9.9	11.1
Deferred Income Taxes	19.1	13.0
Other Long-term Liabilities	125.3	109.3
Total Liabilities	1,162.7	1,075.5
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 12,668,848 shares outstanding (2017 - 12,562,817 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,886,820 shares outstanding (2017 - 3,899,503 shares outstanding)	0.1	0.1
Capital in excess of par value	318.7	323.8
Treasury stock	(24.5)	(31.5)
Retained earnings	413.6	389.1
Accumulated other comprehensive loss	(150.5)	(116.1)
Total Stockholders' Equity	557.5	565.5
Noncontrolling Interests	32.2	6.9
Total Equity	589.7	572.4
Total Liabilities and Equity	$1,752.4	$1,647.9

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2018	2017	2018	2017
	(In millions, except per share data)
Revenues	$782.9	$691.1	$2,336.7	$2,089.7
Cost of sales	665.0	569.7	1,960.5	1,720.5
Gross Profit	117.9	121.4	376.2	369.2
Operating Expenses
Selling, general and administrative expenses	105.7	103.3	334.0	311.0
Operating Profit	12.2	18.1	42.2	58.2
Other (income) expense
Interest expense	3.6	6.2	11.6	10.6
Income from unconsolidated affiliates	(2.2)	(2.0)	(7.4)	(6.0)
Other	0.6	(2.0)	(1.5)	(4.9)
	2.0	2.2	2.7	(0.3)
Income Before Income Taxes	10.2	15.9	39.5	58.5
Income tax provision (benefit)	(4.7)	(0.8)	4.0	7.3
Net Income	14.9	16.7	35.5	51.2
Net (income) loss attributable to noncontrolling interests	0.5	(0.2)	0.4	(0.2)
Net Income Attributable to Stockholders	$15.4	$16.5	$35.9	$51.0

Basic Earnings per Share	$0.93	$1.00	$2.17	$3.10
Diluted Earnings per Share	$0.93	$1.00	$2.16	$3.09

Dividends per Share	$0.3100	$0.3025	$0.9225	$0.9000

Basic Weighted Average Shares Outstanding	16.555	16.457	16.534	16.442
Diluted Weighted Average Shares Outstanding	16.601	16.526	16.586	16.502

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2018	2017	2018	2017
	(In millions)
Net Income	$14.9	$16.7	$35.5	$51.2
Other comprehensive income (loss)
Foreign currency translation adjustment	(8.3)	10.0	(26.7)	30.5
Unrealized gain on available-for-sale securities	—	1.4	—	2.8
Current period cash flow hedging activity	(3.3)	—	(6.8)	7.0
Reclassification of hedging activities into earnings	(0.3)	0.6	(1.5)	1.3
Current period pension adjustment	0.5	1.1	1.2	1.1
Reclassification of pension into earnings	0.8	0.7	2.2	2.1
Comprehensive Income	$4.3	$30.5	$3.9	$96.0
Other comprehensive (income) loss attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests	0.5	(0.2)	0.4	(0.2)
Foreign currency translation adjustment attributable to noncontrolling interests	0.1	(0.1)	1.2	(0.5)
Comprehensive Income Attributable to Stockholders	$4.9	$30.2	$5.5	$95.3

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2018	2017
	(In millions)
Operating Activities
Net income	$35.5	$51.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.4	31.7
Amortization of deferred financing fees	1.3	1.0
Deferred income taxes	1.1	(5.1)
Stock-based compensation	2.5	5.6
Dividends from unconsolidated affiliates	22.2	2.8
Other non-current liabilities	(7.7)	(12.9)
Other	6.9	3.1
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	56.3	(0.8)
Inventories	(87.4)	(52.7)
Other current assets	(6.0)	1.7
Accounts payable	35.7	124.3
Other current liabilities	(0.5)	7.4
Net cash provided by operating activities	92.3	157.3
Investing Activities
Expenditures for property, plant and equipment	(24.7)	(25.1)
Proceeds from the sale of assets	5.4	1.1
Investments in equity securities	—	(5.6)
Business acquisitions, net of cash acquired	(78.0)	(1.0)
Net cash used for investing activities	(97.3)	(30.6)
Financing Activities
Additions to long-term debt	43.7	246.2
Reductions of long-term debt	(110.6)	(50.7)
Net change to revolving credit agreements	(4.6)	(112.6)
Cash dividends paid	(15.3)	(14.8)
Cash dividends paid to noncontrolling interest	(0.3)	(0.3)
Financing fees paid	(0.6)	(4.8)
Purchase of treasury stock	(0.6)	—
Other	—	(0.1)
Net cash provided by (used for) financing activities	(88.3)	62.9
Effect of exchange rate changes on cash	(4.9)	5.4
Cash and Cash Equivalents
Increase (decrease) for the period	(98.2)	195.0
Balance at the beginning of the period	220.1	43.2
Balance at the end of the period	$121.9	$238.2

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain on AFS Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance, December 31, 2016	$0.1	$0.1	$(36.9)	$319.6	$360.3	$(92.0)	$—	$(12.2)	$(75.2)	$463.8	$6.6	$470.4
Stock-based compensation	—	—	—	5.6	—	—	—	—	—	5.6	—	5.6
Stock issued under stock compensation plans	—	—	5.1	(5.1)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	51.0	—	—	—	—	51.0	0.2	51.2
Cash dividends	—	—	—	—	(14.8)	—	—	—	—	(14.8)	(0.3)	(15.1)
Current period other comprehensive income	—	—	—	—	—	30.5	2.8	7.0	1.1	41.4	—	41.4
Reclassification adjustment to net income	—	—	—	—	—	—	—	1.3	2.1	3.4	—	3.4
Acquisition of a business	—	—	—	—	—	—	—	—	—	—	0.3	0.3
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.5	0.5
Balance, September 30, 2017	$0.1	$0.1	$(31.8)	$320.1	$396.5	$(61.5)	$2.8	$(3.9)	$(72.0)	$550.4	$7.3	$557.7

Balance, December 31, 2017	$0.1	$0.1	$(31.5)	$323.8	$389.1	$(58.5)	$2.8	$(1.5)	$(58.9)	$565.5	$6.9	$572.4
Cumulative effect of change in accounting	—	—	—	—	3.9	—	(2.8)	—	—	1.1	—	1.1
Stock-based compensation	—	—	—	2.5	—	—	—	—	—	2.5	—	2.5
Stock issued under stock compensation plans	—	—	7.6	(7.6)	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.6)	—	—	—		—	—	(0.6)	—	(0.6)
Net income (loss)	—	—	—	—	35.9	—	—	—	—	35.9	(0.4)	35.5
Cash dividends	—	—	—	—	(15.3)	—	—	—	—	(15.3)	(0.3)	(15.6)
Current period other comprehensive income (loss)	—	—	—	—	—	(26.7)	—	(6.8)	1.2	(32.3)	—	(32.3)
Reclassification adjustment to net income	—	—	—	—	—	—	—	(1.5)	2.2	0.7	—	0.7
Acquisition of business	—	—	—	—	—	—	—	—	—	—	27.2	27.2
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1.2)	(1.2)
Balance, September 30, 2018	$0.1	$0.1	$(24.5)	$318.7	$413.6	$(85.2)	$—	$(9.8)	$(55.5)	$557.5	$32.2	$589.7

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

The Company also operates Bolzoni S.p.A. ("Bolzoni"). Bolzoni is a leading worldwide producer of attachments, forks and lift tables marketed under the Bolzoni®, Auramo® and Meyer® brand names. Bolzoni products are manufactured in Italy, China, Germany, Finland and the United States. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift-truck attachments and industrial material handling.

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

Investments in Sumitomo NACCO Forklift Co., Ltd. (“SN”), a 50%-owned joint venture, and HYG Financial Services, Inc. ("HYGFS"), a 20%-owned joint venture, are accounted for by the equity method. SN operates manufacturing facilities in Japan, the Philippines and Vietnam from which the Company purchases certain components, service parts and lift trucks. Sumitomo Heavy Industries, Ltd. ("Sumitomo") owns the remaining 50% interest in SN. Each stockholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo prior to a vote of SN’s board of directors. HYGFS is a joint venture with Wells Fargo Financial Leasing, Inc. (“WF”), formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. National Account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. In September 2018, the Company and WF extended the vendor‑financing relationship to continue to operate HYGFS through 2023. The Company’s percentage share of the net income or loss from these equity investments is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” portion of the unaudited condensed consolidated statements of operations.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2018 and the results of its operations for the three and nine months ended September 30, 2018 and 2017, and the results of its cash flows and changes in equity for the nine months ended September 30, 2018 and 2017 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement
The guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. As of January 1, 2018, the Company presents the components of net benefit cost, other than service cost, in other (income) expense for its pension plans. Service cost for the Company's pension plans continues to be reported in operating profit. Accordingly, the Company has reclassified $0.2 million of expense and $1.4 million of income related to the components of net benefit cost, other than service cost, to other (income) expense for the three and nine months ended September 30, 2017, respectively, in the unaudited condensed consolidated statements of operations.

ASU No. 2018-05, Income Taxes (Topic 740)
The guidance codifies Staff Accounting Bulletin No. 118 regarding the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the "Tax Reform Act"). See Note 5 for additional details regarding the status of the Company's provisional amounts recorded as a result of the Tax Reform Act.

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
January 1, 2019
The Company's evaluation process of the new standard includes, but is not limited to, evaluating its current lease portfolio, identifying relevant contracts and attributes affected by the standard and determining the required accounting upon adoption. In addition, the Company expects to implement new processes and controls regarding asset financing transactions and financial reporting. The Company continues to evaluate its global leasing portfolio and train relevant personnel. In addition, the Company continues abstraction of key attributes within lease contracts and started a system-related implementation required for the new standard during the third quarter of 2018. This evaluation and implementation will continue throughout 2018. The Company plans to adopt the standard as of January 1, 2019 using the optional transition method that allows for the cumulative effect adjustment to be recorded without restating prior periods. While the Company's evaluation of practical expedients and the effect on its financial position, results of operations, cash flows and related disclosures is ongoing; the Company anticipates the adoption will materially affect the consolidated balance sheets and will require changes to the Company's systems and processes.

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
		January 1, 2020	The Company is currently evaluating the alternative methods of adoption and the effect on its financial position, results of operations, cash flows and related disclosures.
ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	The guidance removes the second step of the two-step test for the measurement of goodwill impairment. The guidance allows for early adoption for impairment testing dates after January 1, 2017.	January 1, 2020	The Company is currently evaluating the timing of adoption and the effect on its current impairment testing process.

Standard	Description	Required Date of Adoption	Effect on the financial statements or other significant matters
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	The guidance removes, modifies or adds certain disclosures relating to fair value measurements.	January 1, 2020	The Company is currently evaluating the guidance and the effect on its financial position, results of operations, cash flows and related disclosures.
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting agreement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.
		January 1, 2021	The Company is currently evaluating the guidance and the effect on its financial position, results of operations, cash flows and related disclosures.

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

In accordance with the adoption of the new revenue standard, the effect of adoption on the September 30, 2018 unaudited condensed consolidated income statement and balance sheet was as follows:

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30, 2018			SEPTEMBER 30, 2018
	As Reported	Amount before the new revenue standard	Change Higher/(Lower)	As Reported	Amount before the new revenue standard	Change Higher/(Lower)
Revenues	$782.9	$780.7	$2.2	$2,336.7	$2,334.1	$2.6
Cost of sales	665.0	662.9	2.1	1,960.5	1,958.0	2.5
Gross profit	117.9	117.8	0.1	376.2	376.1	0.1
Operating profit	12.2	12.1	0.1	42.2	42.1	0.1
Income before income taxes	10.2	10.1	0.1	39.5	39.4	0.1
Income tax provision (benefit)	(4.7)	(4.7)	—	4.0	4.0	—
Net income attributable to stockholders	15.4	15.3	0.1	35.9	35.8	0.1

	SEPTEMBER 30, 2018
	As Reported	Amount before the new revenue standard	Change Higher/(Lower)
Accounts receivable, net	$463.6	$463.4	$0.2
Inventories, net	506.4	506.6	(0.2)
Prepaid expenses and other	55.6	57.5	(1.9)
Other current liabilities	190.2	192.5	(2.3)
Retained earnings	413.6	413.2	0.4

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the three and nine months ended September 30, 2018.

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

The following table disaggregates revenue by category:

	THREE MONTHS ENDED
	SEPTEMBER 30, 2018
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$307.0	$139.0	$55.2	$—	$—	$—	$501.2
Direct customer sales	77.6	3.1	—	—	—	—	80.7
Aftermarket sales	96.2	25.9	8.7	—	—	—	130.8
Other	23.1	4.2	0.8	46.6	1.0	(5.5)	70.2
Total Revenues	$503.9	$172.2	$64.7	$46.6	$1.0	$(5.5)	$782.9

	NINE MONTHS ENDED
	SEPTEMBER 30, 2018
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$889.5	$463.8	$143.1	$—	$—	$—	$1,496.4
Direct customer sales	233.7	6.0	—	—	—	—	239.7
Aftermarket sales	275.5	79.6	27.1	—	—	—	382.2
Other	72.7	11.7	1.5	150.3	1.7	(19.5)	218.4
Total Revenues	$1,471.4	$561.1	$171.7	$150.3	$1.7	$(19.5)	$2,336.7

Dealer sales are recognized when the Company transfers control based on the shipping terms of the contract, which is generally when the truck is shipped from the manufacturing facility to the dealers. The majority of direct customer sales are to National Account customers. In these transactions, the Company transfers control and recognizes revenue when it delivers the product to the customer according to the terms of the contract. Aftermarket sales represent parts sales, extended warranty and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract, which reflects the costs to perform under these contracts and corresponds with, and thereby depicts, the transfer of control to the customer. Bolzoni revenue is primarily the sale of attachments to customers. In these transactions, the Company transfers control and recognizes revenue according to the shipping terms of the contract. In all revenue transactions, the Company receives cash equal to the invoice price and amount of consideration received and the revenue recognized may vary with changes in marketing incentives.

Deferred Revenue: The Company defers revenue for transactions that have not met the criteria for recognition at the time payment is collected, including extended warranties and maintenance contracts. In addition, for certain products, services and customer types, the Company collects payment prior to the transfer of control to the customer.

Deferred Revenue
Balance, December 31, 2017	$51.6
Customer deposits and billings	40.1
Revenue recognized	(35.7)
Balance, September 30, 2018	$56.0

The table above includes $6.1 million of revenue which has been deferred related to battery box replacement ("BBR") units. Revenue on these units has been deferred because the BBRs are new technology and the design of the product continues to evolve. Currently, the Company does not have sufficient data available to be able to reasonably estimate all of the future costs related to the sale of BBR units, such as warranty costs. When the Company is able to reasonably estimate the total future costs related to these sales, it will be able to appropriately recognize the revenue and warranty reserves.

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

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2018	2017	2018	2017
Revenues from external customers
Americas	$503.9	$447.8	$1,471.4	$1,346.7
EMEA	172.2	165.6	561.1	500.6
JAPIC	64.7	38.9	171.7	124.9
Lift truck business	740.8	652.3	2,204.2	1,972.2
Bolzoni	46.6	44.3	150.3	127.8
Nuvera	1.0	0.3	1.7	3.3
Eliminations	(5.5)	(5.8)	(19.5)	(13.6)
Total	$782.9	$691.1	$2,336.7	$2,089.7
Gross profit (loss)
Americas	$76.4	$83.6	$241.3	$251.2
EMEA	23.5	20.5	74.4	66.6
JAPIC	3.8	4.4	14.4	14.1
Lift truck business	103.7	108.5	330.1	331.9
Bolzoni	14.4	13.5	48.2	39.7
Nuvera	(0.3)	(0.4)	(1.9)	(1.9)
Eliminations	0.1	(0.2)	(0.2)	(0.5)
Total	$117.9	$121.4	$376.2	$369.2

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2018	2017	2018	2017
Operating profit (loss)
Americas	$25.5	$28.6	$71.4	$85.9
EMEA	0.1	(1.7)	2.4	1.5
JAPIC	(6.2)	(2.6)	(10.5)	(5.5)
Lift truck business	19.4	24.3	63.3	81.9
Bolzoni	1.7	2.1	7.6	4.9
Nuvera	(9.0)	(8.1)	(28.5)	(28.1)
Eliminations	0.1	(0.2)	(0.2)	(0.5)
Total	$12.2	$18.1	$42.2	$58.2

Net income (loss) attributable to stockholders
Americas	$21.6	$22.7	$52.2	$67.0
EMEA	0.2	(1.7)	2.5	1.6
JAPIC	(3.1)	(1.3)	(4.3)	(2.8)
Lift truck business	18.7	19.7	50.4	65.8
Bolzoni	1.4	1.9	5.4	3.3
Nuvera	(6.4)	(4.9)	(20.6)	(16.9)
Eliminations	1.7	(0.2)	0.7	(1.2)
Total	$15.4	$16.5	$35.9	$51.0

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

A reconciliation of the consolidated federal statutory to reported income tax rate is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2018	2017	2018	2017
Income before income taxes	$10.2	$15.9	$39.5	$58.5
Statutory taxes (21% in 2018 and 35% in 2017)	$2.1	$5.6	$8.3	$20.5
Interim adjustment	(0.2)	(0.1)	0.3	0.2
Permanent adjustments	(1.1)	(1.4)	(0.4)	(6.7)
Discrete items	(5.5)	(4.9)	(4.2)	(6.7)
Income tax provision (benefit)	$(4.7)	$(0.8)	$4.0	$7.3
Reported income tax rate	n.m.	n.m.	10.1%	12.5%

During the third quarter of 2018, the Company recognized a discrete tax benefit of $5.5 million as a result of filing the Company’s 2017 tax returns, which reflected the final determination of the U.S. federal transition tax and resulted in a favorable adjustment of $4.8 million to the provisional tax amounts previously recorded, and other favorable return to provision items of $0.7 million, primarily related to U.S. federal tax credits.

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

The Company has evaluated the guidance regarding the Tax Reform Act issued to date, and will continue to monitor additional guidance issued through the end of 2018 and the filing of its 2017 state tax returns, at which time the amount of the one-time transition tax and the impact of the change in tax rate on cumulative deferred taxes will be finalized. The Company’s estimate of the U.S. federal transition tax was reduced from $32.7 million to $27.9 million as a result of the interpretation of updated guidance issued and further refinement of earlier estimates. The Company does not expect the final amounts to materially differ from the provisional amount recorded through the third quarter of 2018.

The Company has considered the provisions of the Tax Reform Act in computing its 2018 estimated effective annual income tax rate. Accordingly, the estimated effective income tax rate for the nine months ended September 30, 2018 includes favorable items related to the reduced U.S. federal tax rate of 21% and a deduction for foreign-derived intangible income, or FDII, offset by unfavorable items related to the global intangible low-taxed income, or GILTI, non-deductible expenses primarily related to compensation, as well as an increase in state income taxes, net of the federal benefit.

Note 6—Reclassifications from OCI

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI				Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2018	2017	2018	2017
Gain (loss) on cash flow hedges:
Interest rate contracts	$0.1	$—	$—	$—	Interest expense
Foreign exchange contracts	0.2	(0.5)	2.3	(2.0)	Cost of sales
Total before tax	0.3	(0.5)	2.3	(2.0)	Income before income taxes
Tax expense (benefit)	—	(0.1)	(0.8)	0.7	Income tax provision (benefit)
Net of tax	$0.3	$(0.6)	$1.5	$(1.3)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(1.1)	$(1.1)	$(3.0)	$(3.3)	(a)
Prior service credit	—	—	0.2	0.2	(a)
Total before tax	(1.1)	(1.1)	(2.8)	(3.1)	Income before income taxes
Tax expense	0.3	0.4	0.6	1.0	Income tax provision (benefit)
Net of tax	$(0.8)	$(0.7)	$(2.2)	$(2.1)	Net income
Total reclassifications for the period	$(0.5)	$(1.3)	$(0.7)	$(3.4)
(a) These OCI components are included in the computation of net pension cost (see Note 8 for additional details).

Note 7—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At September 30, 2018, the fair value and carrying value of revolving credit agreements and long-term debt, excluding capital leases, was $278.4 million and $277.9 million, respectively. At December 31, 2017, the fair value and carrying value of revolving credit agreements and long-term debt, excluding capital leases, was $272.2 million and $270.9 million, respectively.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $1.1 billion at September 30, 2018, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner, Mexican pesos, Chinese renminbi, Brazilian real and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $860.2 million at December 31, 2017, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner, Mexican pesos and Australian dollars. The fair value of these contracts approximated a net liability of $17.9 million and $2.1 million at September 30, 2018 and December 31, 2017, respectively.
Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2018, $0.6 million of the amount of net deferred loss included in OCI at September 30, 2018 is expected to be reclassified as expense into the unaudited condensed consolidated statement of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on its $200.0 million term loan (the "Term Loan") borrowings and one and three-month LIBOR borrowings. The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at September 30, 2018 and December 31, 2017:

Notional Amount		Average Fixed Rate
September 30	December 31	September 30	December 31
2018	2017	2018	2017	Term at September 30, 2018
$100.0	$100.0	1.47%	1.47%	Extending to December 2018
$56.5	$56.5	1.94%	1.94%	Extending to November 2022
$83.5	$83.5	2.20%	2.20%	December 2018 to May 2023

The Company does not apply hedge accounting to the interest rate derivatives which expire December 2018. The fair value of all interest rate swap agreements was a net asset of $4.2 million and $0.8 million at September 30, 2018 and December 31, 2017, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2018, $2.0 million of the amount included in OCI is expected to be reclassified as income in the unaudited condensed consolidated statement of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	SEPTEMBER 30 2018	DECEMBER 31 2017	Balance Sheet Location	SEPTEMBER 30 2018	DECEMBER 31 2017
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$0.7	$—	Prepaid expenses and other	$—	$0.1
Long-term	Other non-current assets	3.3	0.7	Other non-current assets	—	—
	Other long-term liabilities	—	—	Other long-term liabilities	—	0.1
Foreign currency exchange contracts
Current	Prepaid expenses and other	1.8	8.3	Prepaid expenses and other	0.8	4.0
	Other current liabilities	5.2	2.8	Other current liabilities	10.1	4.3
Long-term	Other non-current assets	0.5	3.9	Other non-current assets	0.4	1.3
	Other long-term liabilities	1.4	0.5	Other long-term liabilities	13.9	7.7
Total derivatives designated as hedging instruments		$12.9	$16.2		$25.2	$17.5
Derivatives not designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$0.2	$0.4	Prepaid expenses and other	$—	$—
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	—	0.1
Foreign currency exchange contracts
Current	Prepaid expenses and other	—	0.8	Prepaid expenses and other	0.1	0.4
	Other current liabilities	0.6	0.1	Other current liabilities	2.1	0.8
Long-term	Other non-current assets	—	—	Other long-term liabilities	—	—
Total derivatives not designated as hedging instruments		$0.8	$1.3		$2.2	$1.3
Total derivatives		$13.7	$17.5		$27.4	$18.8

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of September 30, 2018				Derivative Liabilities as of September 30, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$4.2	$—	$4.2	$4.2	$—	$—	$—	$—
Foreign currency exchange contracts	1.0	(1.0)	—	—	18.9	(1.0)	17.9	17.9
Total derivatives	$5.2	$(1.0)	$4.2	$4.2	$18.9	$(1.0)	$17.9	$17.9

	Derivative Assets as of December 31, 2017				Derivative Liabilities as of December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$1.0	$(0.2)	$0.8	$0.8	$0.2	$(0.2)	$—	$—
Foreign currency exchange contracts	7.3	(7.3)	—	—	9.4	(7.3)	2.1	2.1
Total derivatives	$8.3	$(7.5)	$0.8	$0.8	$9.6	$(7.5)	$2.1	$2.1

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	THREE MONTHS ENDED		NINE MONTHS ENDED			THREE MONTHS ENDED		NINE MONTHS ENDED			THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30					SEPTEMBER 30					SEPTEMBER 30
Derivatives designated as hedging instruments	2018	2017	2018	2017		2018	2017	2018	2017		2018	2017	2018	2017
Cash Flow Hedges
Interest rate swap agreements	$0.7	$(0.2)	$3.4	$(0.6)	Interest expense	$0.1	$—	$—	$—	Other	$—	$—	$—	$—
Foreign currency exchange contracts	(4.5)	1.5	(13.0)	15.2	Cost of sales	0.2	(0.5)	2.3	(2.0)	Cost of sales	—	(0.1)	$—	$(0.1)
Total	$(3.8)	$1.3	$(9.6)	$14.6		$0.3	$(0.5)	$2.3	$(2.0)		$—	$(0.1)	$—	$(0.1)

											Amount of Gain or (Loss) Recognized in Income on Derivative
											THREE MONTHS ENDED		NINE MONTHS ENDED
											SEPTEMBER 30
Derivatives Not Designated as Hedging Instruments										Location of Gain or (Loss) Recognized in Income on Derivative	2018	2017	2018	2017
Cash Flow Hedges
Interest rate swap agreements										Other	$—	$0.1	$0.3	$—
Foreign currency exchange contracts										Cost of sales	(0.2)	(0.2)	(1.4)	1.5
Total											$(0.2)	$(0.1)	$(1.1)	$1.5

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

During the third quarter of 2018, the Company recognized a settlement loss of $0.2 million resulting from lump-sum distributions exceeding the total projected interest cost for the plan year for one of its U.S. pension plans. The Company remeasured the plan as of September 30, 2018 using a discount rate of 4.10% compared to the December 31, 2017 discount rate of 3.40%. As a result of the remeasurement, the funded status of the plan increased by $1.2 million and accumulated other comprehensive income increased by $1.8 million ($1.2 million net of tax).

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

The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2018	2017	2018	2017
U.S. Pension
Interest cost	$0.6	$0.6	$1.9	$2.0
Expected return on plan assets	(1.2)	(1.2)	(3.7)	(3.7)
Settlement loss	0.2	1.0	0.9	1.0
Amortization of actuarial loss	0.5	0.4	1.4	1.3
Amortization of prior service credit	—	—	(0.2)	(0.2)
Total	$0.1	$0.8	$0.3	$0.4
Non-U.S. Pension
Service cost	$0.1	$—	$0.2	$0.1
Interest cost	0.9	1.0	3.0	3.0
Expected return on plan assets	(2.6)	(2.3)	(8.0)	(6.8)
Amortization of actuarial loss	0.6	0.7	1.6	2.0
Total	$(1.0)	$(0.6)	$(3.2)	$(1.7)

Note 9—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2018	DECEMBER 31 2017
Finished goods and service parts	$236.9	$193.7
Work in process	47.6	19.9
Raw materials	271.3	239.0
Total manufactured inventories	555.8	452.6
LIFO reserve	(49.4)	(40.7)
Total inventory	$506.4	$411.9

Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At September 30, 2018 and December 31, 2017, 50% and 49%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

Note 10—Current and Long-Term Financing

On March 14, 2018, the Company entered into an amendment to the Term Loan. As a result of the amendment, among other things, the floating rate margin under the Term Loan, which can be a base rate or Eurodollar rate, as defined in the Term Loan, is 2.25% for base rate loans and 3.25% for Eurodollar rate loans.

The Company incurred fees and expenses of $0.6 million in the first nine months of 2018 related to the amendment, which were deferred and are being amortized as interest expense over the term of the applicable debt agreements. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.

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

In addition, the Company sells separately priced extended warranty agreements for its lift trucks, which generally provide a warranty for an additional two to five years or up to 2,400 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2018
Balance at December 31, 2017	$51.0
Current year warranty expense	28.2
Change in estimate related to pre-existing warranties	(0.9)
Payments made	(21.5)
Foreign currency effect	(0.8)
Balance at September 30, 2018	$56.0

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

Note 13—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at September 30, 2018 and December 31, 2017 were $168.9 million and $203.5 million, respectively. As of September 30, 2018, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at September 30,

2018 was approximately $232.6 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of September 30, 2018, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $50.0 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $9.5 million as of September 30, 2018. The $50.0 million is included in the $168.9 million of total amounts subject to recourse or repurchase obligations at September 30, 2018.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At September 30, 2018, approximately $141.1 million of the Company's total recourse or repurchase obligations of $168.9 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At September 30, 2018, loans from WF to HYGFS totaled $1.2 billion. Although the Company’s contractual guarantee was $235.8 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $141.1 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $215.7 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $283.4 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at September 30, 2018:

	HYGFS	Total
Total recourse or repurchase obligations	$141.1	$168.9
Less: exposure limited for certain dealers	50.0	50.0
Plus: 7.5% of original loan balance	9.5	9.5
	100.6	128.4
Incremental obligation related to guarantee to WF	215.7	215.7
Total exposure related to guarantees	$316.3	$344.1

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

The Company's percentage share of the net income or loss from its equity investments in HYGFS and SN is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” section of the unaudited condensed consolidated statements of operations. The Company's equity investments are included on the line “Investment in Unconsolidated Affiliates” in the unaudited condensed consolidated balance sheets. At September 30, 2018 and December 31, 2017, the Company's investment in HYGFS was $19.1 million and $35.2 million, respectively. The Company's investment in SN was $39.1 million and $36.8 million at September 30, 2018 and December 31, 2017, respectively. Bolzoni's investment in unconsolidated affiliates was $0.4 million and $0.5 million at September 30, 2018 and December 31, 2017, respectively. The Company received dividends of $20.1 million and $2.4 million from HYGFS in the first nine months of 2018 and 2017, respectively. The Company received dividends of $2.1 million and $0.4 million from SN in the first nine months of 2018 and 2017, respectively.

The Company has an equity investment in a third party valued using a quoted market price in an active market, or Level 1 in the fair value hierarchy. The Company's investment as of September 30, 2018 was $3.8 million, which includes a $2.5 million and $5.5 million loss for the three and nine months ended September 30, 2018, respectively and is included on the line "Other" in the "Other (income) expense" section of the unaudited condensed consolidated statements of operations.

Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2018	2017	2018	2017
Revenues	$103.1	$94.1	$308.6	$272.1
Gross profit	$29.9	$29.5	$93.2	$84.6
Income from continuing operations	$8.3	$7.5	$27.0	$20.7
Net income	$8.3	$7.5	$27.0	$20.7

Note 15—Acquisition

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

Under the terms of the ETA, upon the closing, the Company paid $81.0 million to a jointly-controlled bank account under the name of KNSN, and KNSN is only allowed to use such amount to repay intercompany indebtedness owed by KNSN to Maximal and to remove existing related-party guarantees provided by Maximal. Any balance amount remaining after fulfilling the specified purposes will belong to KNSN. The Maximal balance sheet as of June 1, 2018 includes $65.7 million of receivables from KNSN included in other receivables in the table below which were collected during June 2018 in accordance with the ETA. The proceeds were used by Maximal to repay $59.9 million of short-term debt during June 2018. In addition, upon the closing of the acquisition, the Company paid $9.0 million to an escrow account, which will be released to KNSN in two installments. The first installment of $2.7 million will be released on the second anniversary of the closing and the second installment of $6.3 million will be released on the third anniversary of the closing subject to a number of conditions. KNSN is obligated to indemnify the Company from and against any breach of representations and warranties and any liabilities and losses associated with the pre-closing operations of Maximal. In addition, the cash consideration paid was finalized with KNSN during September 2018 and the Company paid an additional $3.2 million of consideration for the working capital, cash and debt adjustments.

In addition, the Company signed an incentive agreement with Mr. Jin Hong Lu, a key member of senior management of Maximal and the majority shareholder of KNSN. Pursuant to this agreement, the Company will pay $10.0 million to Mr. Lu by the third anniversary of the closing under the ETA, provided that Mr. Lu, his immediate family members and any affiliates fully comply with the non-competition, conflict of interest, non-solicitation, and compliance covenants set forth in the agreement. The Company has recorded $1.1 million related to the incentive agreement as of September 30, 2018.

Pursuant to the terms of the ETA, Mr. Lu signed and issued a Guarantee and Undertaking Letter for the benefit of the Company, guaranteeing KNSN’s performance of all terms under the ETA. In the case of any breach of the ETA by KNSN, Mr. Lu shall be liable and shall indemnify the Company against any losses arising from such breach in accordance with the ETA and applicable laws.

On June 1, 2018, the Company completed the acquisition of a 75% equity interest of Maximal for $74.7 million, net of cash acquired of $15.3 million. Given the timing and complexity of the Maximal acquisition, the allocation of the purchase price is preliminary and will likely change in future periods, perhaps significantly as fair value estimates of the assets acquired and liabilities assumed are refined during the measurement period. The Company is in the process of obtaining a third-party valuation of the assets acquired and liabilities assumed; thus the provisional measurements are subject to change. The Company will complete the purchase price allocation no later than the second quarter of 2019.

The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed of Maximal as of June 1, 2018:

Cash	$15.3
Accounts receivable	13.2
Other receivables	68.9
Inventories	22.1
Property, plant and equipment	38.6
Intangible Assets	22.9
Other assets	13.3
Total assets acquired	$194.3
Accounts payable	20.3
Short-term debt	77.6
Long-term deferred tax liabilities	9.7
Other liabilities	18.4
Total liabilities assumed	$126.0
Noncontrolling interest	28.2
Net assets acquired	$40.1
Initial purchase price	93.2
Goodwill	$53.1

Acquired Intangible Assets	Preliminary Fair Value	Preliminary Weighted-Average Useful Lives (Years)
Distribution network	$12.2	20
Patents	5.6	7
Trademarks	5.1	20
Total	$22.9

The assignment of acquired goodwill to reporting units has not been determined. The $53.1 million of goodwill has been included in the JAPIC segment. The results of Maximal’s operations have been included in the unaudited condensed consolidated financial statements since the acquisition date and are reflected in the JAPIC segment.

The Company recognized $0.5 million of acquisition-related costs, which are included in the Americas segment during both the third quarter of 2018 and 2017, and $2.9 million and $1.9 million during the first nine months of 2018 and 2017, respectively. These costs are included in the line “Selling, general and administrative expenses” in the unaudited condensed consolidated statements of operations.

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

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)	NINE MONTHS ENDED		Favorable / (Unfavorable)
	SEPTEMBER 30			SEPTEMBER 30
	2018	2017	% Change	2018	2017	% Change
Lift truck unit shipments (in thousands)
Americas	16.0	14.0	14.3%	45.7	42.3	8.0%
EMEA	6.5	6.5	—%	21.4	20.8	2.9%
JAPIC	3.1	1.5	106.7%	7.2	4.4	63.6%
	25.6	22.0	16.4%	74.3	67.5	10.1%
Revenues
Americas	$503.9	$447.8	12.5%	$1,471.4	$1,346.7	9.3%
EMEA	172.2	165.6	4.0%	561.1	500.6	12.1%
JAPIC	64.7	38.9	66.3%	171.7	124.9	37.5%
Lift truck business	740.8	652.3	13.6%	2,204.2	1,972.2	11.8%
Bolzoni	46.6	44.3	5.2%	150.3	127.8	17.6%
Nuvera	1.0	0.3	n.m.	1.7	3.3	n.m.
Eliminations	(5.5)	(5.8)	n.m.	(19.5)	(13.6)	n.m.
	$782.9	$691.1	13.3%	$2,336.7	$2,089.7	11.8%
Gross profit (loss)
Americas	$76.4	$83.6	(8.6)%	$241.3	$251.2	(3.9)%
EMEA	23.5	20.5	14.6%	74.4	66.6	11.7%
JAPIC	3.8	4.4	(13.6)%	14.4	14.1	2.1%
Lift truck business	103.7	108.5	(4.4)%	330.1	331.9	(0.5)%
Bolzoni	14.4	13.5	6.7%	48.2	39.7	21.4%
Nuvera	(0.3)	(0.4)	n.m.	(1.9)	(1.9)	n.m.
Eliminations	0.1	(0.2)	n.m.	(0.2)	(0.5)	n.m.
	$117.9	$121.4	(2.9)%	$376.2	$369.2	1.9%
Selling, general and administrative expenses
Americas	$50.9	$55.0	7.5%	$169.9	$165.3	(2.8)%
EMEA	23.4	22.2	(5.4)%	72.0	65.1	(10.6)%
JAPIC	10.0	7.0	(42.9)%	24.9	19.6	(27.0)%
Lift truck business	84.3	84.2	(0.1)%	266.8	250.0	(6.7)%
Bolzoni	12.7	11.4	(11.4)%	40.6	34.8	(16.7)%
Nuvera	8.7	7.7	(13.0)%	26.6	26.2	(1.5)%
	$105.7	$103.3	(2.3)%	$334.0	$311.0	(7.4)%

	THREE MONTHS ENDED		Favorable / (Unfavorable)	NINE MONTHS ENDED		Favorable / (Unfavorable)
	SEPTEMBER 30			SEPTEMBER 30
	2018	2017	% Change	2018	2017	% Change
Operating profit (loss)
Americas	$25.5	$28.6	(10.8)%	$71.4	$85.9	(16.9)%
EMEA	0.1	(1.7)	(105.9)%	2.4	1.5	60.0%
JAPIC	(6.2)	(2.6)	(138.5)%	(10.5)	(5.5)	(90.9)%
Lift truck business	19.4	24.3	(20.2)%	63.3	81.9	(22.7)%
Bolzoni	1.7	2.1	(19.0)%	7.6	4.9	55.1%
Nuvera	(9.0)	(8.1)	(11.1)%	(28.5)	(28.1)	(1.4)%
Eliminations	0.1	(0.2)	n.m.	(0.2)	(0.5)	n.m.
	$12.2	$18.1	(32.6)%	$42.2	$58.2	(27.5)%
Interest expense	$3.6	$6.2	41.9%	$11.6	$10.6	(9.4)%
Other income	$(1.6)	$(4.0)	(60.0)%	$(8.9)	$(10.9)	(18.3)%
Net income (loss) attributable to stockholders
Americas	$21.6	$22.7	(4.8)%	$52.2	$67.0	(22.1)%
EMEA	0.2	(1.7)	111.8%	2.5	1.6	56.3%
JAPIC	(3.1)	(1.3)	(138.5)%	(4.3)	(2.8)	(53.6)%
Lift truck business	18.7	19.7	(5.1)%	50.4	65.8	(23.4)%
Bolzoni	1.4	1.9	26.3%	5.4	3.3	63.6%
Nuvera	(6.4)	(4.9)	(30.6)%	(20.6)	(16.9)	(21.9)%
Eliminations	1.7	(0.2)	n.m.	0.7	(1.2)	n.m.
	$15.4	$16.5	(6.7)%	$35.9	$51.0	(29.6)%
Diluted earnings per share	$0.93	$1.00	(7.0)%	$2.16	$3.09	(30.1)%
Reported income tax rate	n.m.	n.m.		10.1%	12.5%
Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of September 30, 2018, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2018	2017	2018	2017
Unit backlog, beginning of period	41.7	35.3	33.8	30.7
Unit shipments	(25.6)	(22.0)	(74.3)	(67.5)
Unit bookings	26.2	21.8	82.8	71.9
Unit backlog, end of period	42.3	35.1	42.3	35.1
The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2018	2017	2018	2017
Bookings, approximate sales value	$560	$520	$1,900	$1,645
Backlog, approximate sales value	$1,090	$860	$1,090	$860

Third Quarter of 2018 Compared with Third Quarter of 2017

The following table identifies the components of change in revenues for the third quarter of 2018 compared with the third quarter of 2017:

Revenues
2017	$691.1
Increase (decrease) in 2018 from:
Unit volume and product mix	50.8
Maximal revenues	19.0
Parts	11.1
Price	10.0
Other	2.5
Bolzoni revenues	2.3
Foreign currency	(3.9)
2018	$782.9

Revenues increased 13.3% to $782.9 million in the third quarter of 2018 from $691.1 million in the third quarter of 2017. The increase was mainly due to higher unit and parts volumes, the acquisition of Maximal and improved pricing in the lift truck business.

Revenues in the Americas increased primarily as a result of increased unit and parts volumes, as well as increased pricing. Revenues increased primarily from higher sales in all truck classes.

EMEA's revenues increased mainly as a result of higher parts revenue and shipments of higher-priced Class 5 internal combustion engine lift trucks, including Big Trucks, partially offset by an overall reduction in new unit shipments and a shift in sales to lower-priced Class 1 electric-rider and Class 3 warehouse trucks.

Revenues in JAPIC increased primarily as a result of the acquisition of Maximal and higher unit shipments of Class 5 internal combustion engine lift trucks, including Big Trucks, and Class 2 warehouse trucks.

Bolzoni's revenues increased in the third quarter of 2018 compared with the third quarter of 2017, mainly as a result of higher volume in the EMEA market.

The following table identifies the components of change in operating profit for the third quarter of 2018 compared with the third quarter of 2017:

Operating Profit
2017	$18.1
Increase (decrease) in 2018 from:
Lift truck gross profit	(4.5)
Nuvera operations	(0.9)
Bolzoni operations	(0.4)
Lift truck selling, general and administrative expenses	(0.1)
2018	$12.2

The Company recognized operating profit of $12.2 million in the third quarter of 2018 compared with $18.1 million in the third quarter of 2017. The decrease in operating profit was mainly due to lower lift truck gross profit. The decrease in the lift truck gross profit was primarily attributable to higher material and manufacturing costs, partially offset by improved pricing and higher unit shipments in the third quarter of 2018. In addition, lift truck gross profit in the third quarter of 2018 includes $4.0 million of unfavorable one-time purchase accounting adjustments related to the acquisition of Maximal. Lift truck selling, general and administrative expenses in the third quarter of 2018 include an additional $2.0 million of post-acquisition expenses related to earn-out incentives and the amortization of the write-up of acquired assets to fair market value related to Maximal.

Operating profit in the Americas decreased in the third quarter of 2018 compared with the third quarter of 2017 primarily as a result of lower gross profit, partially offset by lower selling, general and administrative expenses. The decrease in gross profit was mainly attributable to $17.2 million of material and freight cost inflation, including import tariffs, net of price increases of $8.8 million, as well as manufacturing inefficiencies caused by supplier parts shortages and weather-related shutdowns. The Americas implemented price increases during the first half of the year to offset higher than planned material cost inflation and aluminum and steel tariffs, but the third-quarter operating results continue to reflect the lag between when price increases went into effect and when they are fully realized since customer orders in backlog are generally price protected. Selling, general and administrative expenses decreased mainly from lower employee-related costs for incentive compensation estimates, partially offset by higher sales costs to support the Company's strategic initiatives and Maximal acquisition-related costs.

EMEA's operating profit in the third quarter of 2018 improved compared with the third quarter of 2017. Higher gross profit from a shift in sales mix to higher-margin Class 5 and Class 1 trucks, favorable currency movements of $1.5 million and improved pricing was partially offset by higher material and manufacturing costs and an increase in selling, general and administrative expenses, including higher sales costs to support the Company's strategic initiatives.

JAPIC's operating loss in the third quarter of 2018 increased compared with the third quarter of 2017 primarily due to the acquisition of Maximal. Maximal's results for the third quarter of 2018 include $4.0 million of one-time purchase accounting adjustments and $0.9 million of amortization related to tangible and intangible assets acquired. Maximal contributed $1.1 million to JAPIC's operating profit before purchase accounting in the third quarter of 2018.

Nuvera's operating loss increased in the third quarter of 2018 from the third quarter of 2017 primarily due to an increase in development and production start-up expenses.

The Company recognized net income attributable to stockholders of $15.4 million in the third quarter of 2018 compared with $16.5 million in the third quarter of 2017. The decrease was primarily the result of lower operating profit and unfavorable mark-to-market adjustments on an equity investment in a third-party, partially offset by a favorable tax adjustment related to the Tax Cuts and Jobs Act (the “Tax Reform Act”) in the third quarter of 2018 compared with the third quarter of 2017. See Note 5 to the unaudited condensed consolidated financial statements for additional information on income tax expense.

First Nine Months of 2018 Compared with First Nine Months of 2017

The following table identifies the components of change in revenues for the first nine months of 2018 compared with the first nine months of 2017:

Revenues
2017	$2,089.7
Increase (decrease) in 2018 from:
Unit volume and product mix	115.1
Foreign currency	40.8
Parts	27.7
Maximal revenues	26.2
Bolzoni revenues	22.5
Unit price	17.3
Other	(2.6)
2018	$2,336.7

Revenues increased 11.8% to $2,336.7 million in the first nine months of 2018 from $2,089.7 million in the first nine months of 2017. The increase was mainly due to higher unit and parts volume, favorable currency movements and improved pricing to offset material cost increases in the lift truck business. In addition, increased Bolzoni revenues and the acquisition of Maximal contributed to the improvement in revenues.

Revenues in the Americas increased primarily as a result of increased unit shipments. Revenues increased primarily from higher sales of Class 5 internal combustion engine lift trucks, including the XT/MX standard truck and Big Trucks. In addition, increased parts volume and improved pricing to offset material cost increases also contributed to the increase in America's revenues.

EMEA's revenues increased mainly as a result of favorable currency movements of $42.5 million from the translation of sales into U.S. dollars and increased unit and parts volume.

Revenues in JAPIC increased primarily as a result of the acquisition of Maximal, higher unit and parts volume, and favorable currency movements of $3.3 million from the translation of sales into U.S. dollars.

Bolzoni's revenues increased mainly as a result of favorable foreign currency movements of $11.5 million and higher volume in the EMEA market.

The following table identifies the components of change in operating profit for the first nine months of 2018 compared with the first nine months of 2017:

Operating Profit
2017	$58.2
Increase (decrease) in 2018 from:
Lift truck selling, general and administrative expenses	(16.8)
Lift truck gross profit	(1.5)
Nuvera operations	(0.4)
Bolzoni operations	2.7
2018	$42.2

The Company recognized operating profit of $42.2 million in the first nine months of 2018 compared with $58.2 million in the first nine months of 2017. The decrease in operating profit was mainly due to an increase in lift truck selling, general and administrative expenses primarily related to employee-related costs for sales and development of new products. Lift truck gross profit decreased mainly as a result of higher material and manufacturing costs, partially offset by improved pricing and higher unit and parts shipments in the first nine months of 2018.

Operating profit in the Americas decreased primarily as a result of lower gross profit and higher selling, general and administrative expenses. The decrease in gross profit was mainly due to material and freight cost inflation and tariffs, net of price increases, as well as a shift in mix to lower-margin products. The Americas implemented price increases during the first half of the year to offset higher than planned material cost inflation and aluminum and steel tariffs but the operating results continue to reflect the lag between when price increases went into effect and when they are fully realized since customer orders in backlog are generally price protected. Selling, general and administrative expenses increased mainly from higher employee-related costs for sales and development of new products, as well as higher acquisition-related expenses.

EMEA's operating profit increased mainly due to higher gross profit from favorable currency movements of $9.9 million and improved pricing, which was partially offset by higher material and manufacturing cost inflation and an increase in selling, general and administrative expenses, including $3.0 million of unfavorable foreign currency movements and higher sales costs to support the Company's strategic initiatives.

The operating loss in JAPIC increased mainly as a result of increased selling, general and administrative expenses primarily from expenses incurred at Maximal since the date of acquisition and unfavorable foreign currency movements of $0.8 million.

Bolzoni's operating profit improved primarily due to higher gross profit, partially offset by higher selling, general and administrative expenses.

Nuvera's operating loss increased in the first nine months of 2018 from the first nine months of 2017 primarily due to an increase in development and production start-up expenses.

The Company recognized net income attributable to stockholders of $35.9 million in the first nine months of 2018 compared with $51.0 million in the first nine months of 2017. The decrease was primarily the result of lower operating profit, unfavorable mark-to-market adjustments on an equity investment in a third-party, and the change in discrete tax adjustments in the first nine months of 2018 compared with the first nine months of 2017. See Note 5 to the unaudited condensed consolidated financial statements for additional information on income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2018	2017	Change
Operating activities:
Net income	$35.5	$51.2	$(15.7)
Depreciation and amortization	32.4	31.7	0.7
Dividends from unconsolidated affiliates	22.2	2.8	19.4
Working capital changes, excluding the effect of business acquisitions	(1.9)	79.9	(81.8)
Other	4.1	(8.3)	12.4
Net cash provided by operating activities	92.3	157.3	(65.0)
Investing activities:
Expenditures for property, plant and equipment	(24.7)	(25.1)	0.4
Business acquisitions, net of cash acquired	(78.0)	(1.0)	(77.0)
Proceeds from the sale of assets	5.4	1.1	4.3
Investments in equity securities	—	(5.6)	5.6
Net cash used for investing activities	(97.3)	(30.6)	(66.7)
Cash flow before financing activities	$(5.0)	$126.7	$(131.7)

Net cash provided by operating activities decreased $65.0 million in the first nine months of 2018 compared with the first nine months of 2017, primarily as a result of the change in working capital items partially offset by increased dividends from unconsolidated affiliates mainly due to the one-time benefit at HYGFS resulting from the Tax Reform Act. The change in working capital was primarily attributable to accounts payable in the Americas returning to normalized levels in the first nine months of 2018 following an unplanned systems-related acceleration of supplier payments in December 2016.

The change in net cash used for investing activities during the first nine months of 2018 compared with the first nine months of 2017 is mainly the result of the acquisition of Maximal in the second quarter of 2018.

	2018	2017	Change
Financing activities:
Net increases (decreases) of long-term debt and revolving credit agreements	$(71.5)	$82.9	$(154.4)
Cash dividends paid	(15.3)	(14.8)	(0.5)
Financing fees paid	(0.6)	(4.8)	4.2
Other	(0.9)	(0.4)	(0.5)
Net cash provided by (used for) financing activities	$(88.3)	$62.9	$(151.2)

The change in net cash provided by (used for) financing activities of $151.2 million in the first nine months of 2018 compared with the first nine months of 2017 was primarily related to the repayment of debt at Maximal and the Term Loan (as defined below) in the first nine months of 2018. The increase in the first nine months of 2017 was due to borrowings under the Term Loan, partially offset by repayments of borrowings under the Facility (as defined below) during the first nine months of 2017, primarily due to the unplanned systems-related acceleration of supplier payments in December 2016.

Financing Activities

The Company has a $200.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in April 2022. There were no borrowings outstanding under the Facility at September 30, 2018. The availability under the Facility at September 30, 2018 was $196.0 million, which reflects reductions of $4.0 million for letters of credit and other restrictions. The Facility consists of a U.S. revolving credit facility of $120.0 million and a non-U.S. revolving credit facility of $80.0 million. The Facility can be increased up to $300.0 million over the term of the agreement in minimum increments of $10.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory and a second lien on the Term Loan Collateral (defined below). The approximate book value of assets held as collateral under the Facility was $1.0 billion as of September 30, 2018.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, effective September 30, 2018, for U.S. base rate loans and LIBOR loans were 0.25% and 1.25%, respectively. The applicable margin, effective September 30, 2018, for non-U.S. base rate loans and LIBOR loans was 1.25%. The applicable LIBOR interest rates under the Facility on September 30, 2018 were 3.50% and 1.25%, respectively, for the U.S. and non-U.S. facility including the applicable floating rate margin. The Facility also required the payment of a fee of 0.350% per annum on the unused commitment as of September 30, 2018.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as defined in the Facility, and limits the payment of dividends. If availability for both total and U.S. revolving credit facilities on a pro forma basis, is greater than fifteen percent and less than or equal to twenty percent, the Company may pay dividends subject to achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the availability is greater than twenty percent for both total and U.S. revolving credit facilities on a pro forma basis, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the U.S. revolver commitments, as defined in the Facility. At September 30, 2018, the Company was in compliance with the covenants in the Facility.

The Company also has a $200.0 million term loan (the "Term Loan"), which matures in May 2023. The Term Loan requires quarterly principal payments on the last business day of each March, June, September and December in an amount equal to $2.5 million. Payments commenced in September 2017 and the final principal repayment is due on May 30, 2023. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At September 30, 2018, there was $187.5 million of principle outstanding under the Term Loan which has been reduced in the unaudited condensed consolidated balance sheet by $3.3 million for discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property (collectively, the "Term Loan Collateral") and a second priority lien on the collateral of the U.S. borrowers in the Facility. The approximate book value of assets held as collateral under the Term Loan was $625 million as of September 30, 2018.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin, as provided in the Term Loan, is 2.25% for U.S. base rate loans and 3.25% for Eurodollar loans. The interest rate on the amount outstanding under the Term Loan at September 30, 2018 was 5.49%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of regularly scheduled dividends and other restricted payments to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 1.75 to 1.00 at the time of the payment. At September 30, 2018, the Company was in compliance with the covenants in the Term Loan.

The Company incurred fees and expenses of $0.6 million in 2018 related to the amendment of the Facility and Term Loan. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.

The Company had other debt outstanding, excluding capital leases, of approximately $93.7 million at September 30, 2018. In addition to the excess availability under the Facility, the Company had remaining availability of $41.0 million related to other non-U.S. revolving credit agreements.

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

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Nine Months Ended September 30, 2018	Planned for Remainder of 2018	Planned 2018 Total	Actual 2017
Lift truck business	$20.9	$16.9	$37.8	$35.3
Bolzoni	3.1	0.5	3.6	4.7
Nuvera	0.7	2.5	3.2	1.0
	$24.7	$19.9	$44.6	$41.0

Planned expenditures for the remainder of 2018 are primarily for improvements to product development, information technology infrastructure, improvements at manufacturing locations and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	SEPTEMBER 30 2018	DECEMBER 31 2017	Change
Cash and cash equivalents	$121.9	$220.1	$(98.2)
Other net tangible assets	580.0	527.8	52.2
Intangible assets	77.7	56.1	21.6
Goodwill	106.6	59.1	47.5
Net assets	886.2	863.1	23.1
Total debt	(296.5)	(290.7)	(5.8)
Total equity	$589.7	$572.4	$17.3
Debt to total capitalization	33%	34%	(1)%

OUTLOOK

Consolidated Fourth Quarter Outlook

The Company expects its 2018 fourth-quarter consolidated operating profit to decrease compared with the 2017 fourth quarter as anticipated fourth-quarter improvements at Nuvera and Bolzoni are not expected to offset the anticipated decrease in the fourth-quarter operating profit at the Lift Truck business, which is expected to be lower, primarily as a result of the timing of price realization and the resulting cost/price differential and manufacturing inefficiencies. However, consolidated 2018 net income is expected to increase significantly due to the absence of unfavorable tax adjustments of $18.4 million made in the fourth quarter of 2017 and the lower effective income tax rate as a result of U.S. tax reform legislation.

Consolidated cash flow before financing activities is expected to be a significant use of cash in the fourth quarter of 2018, primarily due to anticipated increased working capital and higher capital expenditures.

Americas Outlook

The Americas market growth moderated in the 2018 third quarter, and is expected to continue to moderate in the fourth quarter of 2018. Although the market is moderating, the Company expects unit shipments, revenues and parts sales to continue to increase in the fourth quarter of 2018 compared with the prior year due to the high backlog and anticipated increased booking volumes resulting from the continued implementation of share gain initiatives. An increase in product pricing is also expected to contribute to the revenue improvement in the fourth quarter as price increases implemented on bookings earlier in the year are realized on shipments.

The 2018 fourth-quarter benefits from higher unit and parts volumes and price increases are expected to be mostly offset by the effects of material cost inflation and tariffs and a shift in mix to lower-margin products, primarily because Big Truck shipments are expected to continue to be impacted by supplier constraints affecting the Company's Nijmegen plant. However, gross profit is expected to decrease significantly due to increased manufacturing inefficiencies predominantly caused by supplier parts shortages. These challenges, combined with an expected increase in operating expenses are also expected to result in a substantial decrease in operating profit.

Late in the third quarter, the Americas announced a tariff surcharge that will go into effect for units booked during the fourth quarter of 2018 to respond to the impact of Section 301 tariffs. In addition, the Company is reviewing a number of approaches to moderate the effects of these newly enacted tariffs.

EMEA Outlook

Markets in EMEA are expected to continue to grow in the fourth quarter of 2018 compared with the prior year period but at a more moderate rate than the double digit growth seen throughout 2017 and 2018. In the remainder of 2018, unit shipments of lower-priced truck classes are expected to increase moderately compared with the prior year fourth quarter. However, despite the increase in unit shipments and the favorable effect of price increases, overall revenues are expected to be comparable to the prior year as a result of anticipated unfavorable effects of current currency rates.

Operating profit is expected to decrease in the 2018 fourth quarter compared with the prior year period as a result of material cost inflation, net of price increases, unfavorable manufacturing efficiencies caused by supplier parts shortages and the possibility of National labor-related strike days, specifically at the Company's Nijmegen plant. To support the Company's growth initiatives, the fourth quarter is expected to have higher operating expenses, particularly higher sales costs to increase the Company's sales and marketing teams and increased product development costs, both of which will contribute to the decrease in operating profit. This decrease in operating profit is expected to be partially offset by anticipated currency benefits based on current currency rates.

JAPIC Outlook

For the fourth quarter of 2018, JAPIC is expected to be comparable to the fourth quarter of 2017. Despite this market environment, JAPIC unit shipments and revenues, excluding Maximal, are expected to improve in the fourth quarter compared with the prior year. Maximal's revenues are expected to be modestly higher than the third quarter of 2018.

Despite the revenue increase, fourth-quarter operating results are expected to decrease substantially. The Company expects Maximal to generate an operating loss largely as a result of transition costs. Excluding Maximal, JAPIC operating results are expected to decrease primarily due to unfavorable manufacturing efficiencies caused by supplier parts shortages and higher sales costs to support the Company's strategic initiatives.

Overall Lift Truck Outlook

The Company remains focused on increasing unit volumes and market share over the remainder of 2018 and in future years through the continued implementation of its key strategic initiatives, which include delivering industry- and customer-focused solutions, providing low cost of ownership and enhanced productivity for customers, enhancing independent distribution, growing in emerging markets, maintaining leadership in the attachments business and providing leadership in fuel cells and their applications. The Company has realigned its sales and marketing teams and increased its sales resources to execute the Company's specific industry strategies more effectively.

To meet customer needs, the Company is developing new products in many segments that are expected to support its increased market share objectives. The Company is currently enhancing its electric and warehouse products. In October 2018, the Company launched a new EMEA retail Reach Truck, with a tilting mast, improved visibility and higher lifting heights for 1 ton to 1.4 ton retail applications. Also in October 2018, the Company introduced a new Class 3 end-rider pallet truck in the Americas targeted to low-level order picking and horizontal transport applications. In addition to the new electric trucks, in the third quarter of 2018, the Company introduced a new mast and front end for its 8- to 16-ton Class 5 Big Trucks that provides improved operator visibility. Production began on these trucks in October. The Company is also working with a customer to test a 52-ton Big Truck powered by lithium-ion batteries, and is testing an 8 to 9 ton high-performance, lithium-ion counterbalanced truck. These new products, as well as those recently launched and the introduction of other new products in the pipeline, including trucks with new Nuvera® Fuel Cell System battery box replacements ("BBRs"), are expected to contribute to market share gains, improved revenues and enhanced operating margins.

The overall global lift truck market remained strong throughout the first three quarters of 2018 and is expected to grow only modestly in the fourth quarter of 2018. Unit shipments and unit and parts revenues in the Lift Truck business are expected to increase during the fourth quarter of 2018 compared with the same period in 2017.

Despite benefits from expected increases in unit and parts sales, as well as anticipated benefits from favorable currency effects at current rates, the Lift Truck business gross profit is expected to decrease significantly in the fourth quarter of 2018 compared with the prior year quarter. Benefits from higher unit and parts volumes and price increases are expected to be more than offset by the effects of material cost inflation and tariffs, a shift in mix to lower-margin products, primarily because Big Truck shipments are expected to continue to be impacted by supplier constraints, as well as increased manufacturing inefficiencies caused by supplier parts shortages. These challenges, combined with an expected increase in operating expenses, particularly higher sales costs to increase the Company's sales and marketing teams, increased product development costs and Maximal integration costs are also expected to result in a substantial decrease in operating profit. Nevertheless, the 2018 fourth-quarter net income is expected to increase substantially over the prior year quarter as a result of the absence of the tax adjustments made in 2017 for U.S. tax reform legislation.

The Company anticipates that commodity costs will continue to increase in the fourth quarter of 2018, although these costs, particularly for steel, remain volatile and sensitive to changes in the global economy and to tariffs. The Company has announced a tariff surcharge and will continue to monitor these costs closely and adjust pricing accordingly.

Bolzoni Outlook

As a result of anticipated growth in the EMEA market and the continued implementation of sales improvement programs, Bolzoni expects revenues in the fourth quarter of 2018 to increase significantly compared with the prior year fourth quarter.

In addition to the anticipated increase in revenues and the expected operating leverage resulting from sales growth, the continued implementation of Bolzoni's strategic programs to increase its presence in North America and to develop its industry and product solutions is expected to generate substantial growth in Bolzoni's operating profit and net income in the fourth quarter of 2018 compared with the prior year.

Nuvera Outlook

BBR unit bookings and shipments are expected to increase during the fourth quarter of 2018. In addition, due to new projects, overall, Nuvera expects lower operating and net losses in the fourth quarter of 2018.

Early in the third quarter of 2018, Nuvera finalized an agreement with Zhejiang Runfeng Hydrogen Engine Co., Ltd. to manufacture and assemble fuel cell engines designed by Nuvera for use in the Chinese “New Energy Vehicle” market. The agreement provides a product license for the exclusive manufacture of 45 kW fuel cell engines based on Nuvera's Orion® Gen1 fuel cell stack for sale in China over the next three years. Fuel cell engines are expected to be deployed in transit buses and delivery vehicles in the cities of Ningbo, Hangzhou, Kunming and Xi’an. The agreement provides compensation to Nuvera in the form of royalty and technology services income. The agreement includes a minimum initial purchase volume after successful engine testing, with annual minimum purchases increasing significantly throughout the term of the contract. The fuel cell stacks used in these engines will be manufactured exclusively by Nuvera, initially at its facility in Billerica, Massachusetts, with localized China manufacturing expected in the 2019 to 2020 timeframe.

Nuvera is also working with a second significant Chinese company and has a signed agreement for the development of a fuel cell system for use in their internally developed electric power train. Nuvera expects significant near-term payments, which will be amortized into income over the remainder of 2018 and 2019 as the development work is completed. This agreement is an extension of an initial proof of performance review completed during the third quarter. After significant testing against both objective benchmarks and third-party systems, the Nuvera technology was selected to move forward. During 2019, this contract is expected to generate substantial income. Additional phases, if successful, would be completed over the next four years, and would result in commercial production and the non-exclusive use of Nuvera fuel cell stacks by the partner, with Nuvera retaining rights to use the stacks globally.

In addition to these activities, earlier in 2018, Nuvera and the Lift Truck business were selected to partner with the Center for Transportation and the Environment, which received an award in the second quarter of 2018 from the California Air Resources Board, to demonstrate operation of a Hyster® 1150-CH Top Loader Big Truck using an electrified power train and Nuvera's Orion®-based fuel cell engine for the Port of Los Angeles. This will be the first demonstration of Nuvera’s plan to develop easily integrated, high-power fuel cell engines for use in OEM products.

Consolidated 2019 Perspective

On a consolidated basis, the Company's base perspective is that 2019 revenues, operating profit and net income are expected to improve over 2018.

Overall Lift Truck 2019 Perspective

Global markets in 2019 are expected to be comparable to 2018. The Company's preliminary base perspective is that anticipated benefits from expected unit and parts revenue increases driven by continued investments in the Company's strategic initiatives, will be partially offset by higher operating expenses and material cost inflation, net of price increases and tariff surcharges, resulting in an increase in both operating profit and net income in 2019 compared with 2018. However, the Company has a number of opportunities and challenges that have not yet been fully factored into its 2019 operating plan due to uncertainties in the general market environment.

At present, the Company's biggest concern is the effect of tariffs on its operations, but component shortages due to supplier constraints appear likely to become a more serious challenge to increasing volumes in 2019. However, the Company also has a number of cost saving opportunities which it is reviewing, but the effect of these opportunities are not fully calibrated at this time.

Bolzoni 2019 Perspective

Overall, the EMEA market, where Bolzoni is the strongest, is expected to grow moderately in 2019 compared with 2018. Bolzoni's revenues are expected to remain strong, but the growth rate is expected to moderate from the double digit growth experienced in 2018. Both operating profit and net income are expected to increase in 2019 compared with 2018 on improved margins.

Bolzoni has a significant opportunity to grow in the Americas market, where it has a lower market position than in EMEA. This will be a major focus in 2019 and beyond.

Nuvera 2019 Perspective

The Company expects demand for fuel cell stacks and systems, as well as BBRs used on lift trucks, to increase significantly in 2019. The Company is also encouraged by the amount of interest from third parties, particularly in China, wanting to partner with Nuvera through various types of arrangements. Nuvera believes this interest can be a significant and profitable near-term growth opportunity.

Nuvera continues to expect its cost base to decrease due to substantial cost reductions on future purchases of core components, and expects to continue to leverage improved designs and higher volumes throughout its supply chain to generate further cost reductions in 2019. However, recently implemented tariffs on imported components may partially offset these reductions.

Production of BBRs at Nuvera's Billerica, Massachusetts facility will be phased out and transferred to the Lift Truck business. Manufacturing of BBR products at the Lift Truck business' plant in Greenville, North Carolina is expected to begin in 2019 and ramp up at prudent rates.

With the phase out of BBR production in Billerica, Nuvera will focus on the design, manufacturing and sales and marketing of fuel cell stacks and engines. The growing demand for engines used in BBRs is expected to be reinforced by the recently extended federal fuel cell tax credit. As Nuvera ramps up production of fuel cell stacks and engines and leverages the partnership opportunities, its losses are expected to moderate substantially during 2019, especially in the second half of the year. As noted in previous releases, the Company has had a target to achieve break-even by late 2019. In light of the additional business opportunities in China within the non-forklift truck markets, as well as additional costs to be incurred associated with these opportunities, the Company is currently assessing the appropriateness of this target.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, (2) delays in delivery or increases in costs, including transportation costs or the imposition of tariffs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (3) the successful commercialization of Nuvera's technology, (4) customer acceptance of pricing, (5) the political and economic uncertainties in the countries where the Company does business, (6) the ability of dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (7) exchange rate fluctuations and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (8) delays in manufacturing and delivery schedules, (9) bankruptcy of or loss of major dealers, retail customers or suppliers, (10) customer acceptance of, changes in the costs of, or delays in the development of new products, (11) introduction of new products by, or more favorable product pricing offered by, competitors, (12) product liability or other litigation, warranty claims or returns of products, (13) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (14) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (15) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation, the United Kingdom's exit from the European Union, the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, and (16) the Company may not be able to successfully integrate Maximal’s operations and employees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 34, 35 and F-26 through F-29 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the Company's derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2017.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of the Company's management, including the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. Management has excluded Maximal from its assessment of the Company's disclosure controls and procedures because the Company acquired a majority interest in Maximal on June 1, 2018. As of September 30, 2018, Maximal constituted 10% of the Company's total assets.

Changes in internal control over financial reporting: During the third quarter of 2018, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company acquired a majority interest in Maximal on June 1, 2018 and is currently in the process of integrating Maximal's processes and internal controls.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A     Risk Factors
There have been no material changes from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 in the Section entitled "Risk Factors."

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
Not applicable

Item 5    Other Information
None

Item 6    Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number*	Description of Exhibits

10.1	Third Amended and Restated Joint Venture and Shareholders Agreement between Wells Fargo Financial Leasing, Inc. and Hyster-Yale Group, Inc., dated September 17, 2018 is attached hereto.
10.2
Second Amended and Restated Recourse and Indemnity Agreement, dated September 17, 2018, by and between Wells Fargo Financial Leasing, Inc., HYG Financial Services, Inc, and Hyster-Yale Group, Inc. is attached hereto.

10.3	First Amended and Restated Guarantee Agreement, dated September 17, 2018, by Hyster-Yale Materials Handling, Inc. in favor of Wells Fargo Financial Leasing, Inc. is attached hereto.
10.4	First Amended and Restated Guarantee Agreement, dated September 17, 2018, by Hyster-Yale Group, Inc. in favor of Wells Fargo Financial Leasing, Inc. is attached hereto.
31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Numbered in accordance with Item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.

Date:	October 30, 2018	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)