Form 10-K
period 2018-12-31
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2019-02-26
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2018 (the last business day of the registrant's most recently completed second fiscal quarter): $719,253,114
Number of shares of Class A Common Stock outstanding at February 22, 2019: 12,688,937
Number of shares of Class B Common Stock outstanding at February 22, 2019: 3,876,941
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2019 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
Item 1. BUSINESS
General

Hyster-Yale Materials Handling, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company Hyster-Yale Group, Inc. ("HYG"), is a leading, globally integrated, full-line lift truck manufacturer. The Company offers a broad array of solutions aimed at meeting the specific materials handling needs of its customers, including attachments and hydrogen fuel cell power products, telematics, automation and fleet management services, as well as a variety of other power options for its lift trucks. The Company, headquartered in Cleveland, Ohio, through HYG, designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, China, Northern Ireland, Mexico, the Netherlands, the Philippines, Italy, Vietnam, Japan and Brazil. Hyster-Yale was incorporated as a Delaware corporation in 1999.

The Company operates Bolzoni S.p.A. ("Bolzoni"). Bolzoni is a leading worldwide producer and distributor of attachments, forks and lift tables marketed under the Bolzoni®, Auramo® and Meyer® brand names. Bolzoni products are manufactured in Italy, China, Germany, Finland and the United States. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift-truck attachments and industrial material handling.

In 2018, the Company announced, as part of a plan to expand Bolzoni's capabilities in the United States, Bolzoni's North America attachment manufacturing will be moved into HYG's Sulligent, Alabama manufacturing facility over the course of 2019. As a result, effective January 1, 2019, the Sulligent facility became a Bolzoni facility. As of December 31, 2018, the Sulligent facility has been included in the lift truck operations within this Annual Report on Form 10-K. The Company will reclassify the historical results of the Sulligent facility for 2019 reporting beginning with the first quarter 2019 Form 10-Q.

The Company operates Nuvera Fuel Cells, LLC ("Nuvera"). Nuvera is an alternative-power technology company focused on hydrogen fuel cell stacks and engines.

On June 1, 2018, the Company completed the acquisition of the majority interest in Zhejiang Maximal Forklift Co., Ltd. ("Maximal"). Maximal is a Chinese manufacturer of utility and standard lift trucks and specialized material handling equipment involved in the design, manufacture, service and distribution of Class 1 electric and Class 5 internal combustion engine counterbalance utility and standard platforms, and Class 2 and Class 3 electric warehouse products for both the local China and global markets under the Maximal brand. Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets. The results of Maximal are included in the JAPIC segment since the date of acquisition.

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, www.hyster-yale.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").

Manufacturing and Assembly
The Company manufactures components, such as frames, masts and transmissions, and assembles lift trucks in the market of sale whenever practical to minimize freight cost and balance currency mix. In some instances, however, it utilizes one worldwide location to manufacture specific components or assemble specific lift trucks. Additionally, components and assembled lift trucks are exported when it is advantageous to meet demand in certain markets. The Company operates thirteen lift truck manufacturing and assembly facilities worldwide with five plants in the Americas, three in EMEA and five in JAPIC, including joint venture operations. In addition, the Company operates seven Bolzoni manufacturing facilities worldwide.
Sales of lift trucks represented approximately 77% of the Company’s annual revenues in 2018 (approximately 49% internal combustion engine units and approximately 28% electric units), and 77% in 2017 and 2016, respectively. Service, rental and other revenues were approximately 4% in 2018, 5% in 2017 and 6% in 2016. Bolzoni's revenues were approximately 5% in 2018 and 2017 and 4% in 2016. Nuvera's revenues were approximately 1% in 2018.
During 2018, the Company’s retail shipments of lift trucks in North America by end market were approximately 22% to the food and beverage market, approximately 15% to the logistics market, approximately 13% to the natural resource and materials market, approximately 13% to the consumer and business trade market, approximately 13% to the manufacturing market, approximately 13% to the rental market and approximately 11% to the durable goods market.

Aftermarket Parts
The Company offers a line of aftermarket parts to service its large installed base of lift trucks currently in use in the industry. The Company offers online technical reference databases specifying the required aftermarket parts to service lift trucks and an aftermarket parts ordering system. Aftermarket parts sales represented approximately 13% of the Company’s annual revenues in each of 2018, 2017 and 2016.

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
Marketing
The Company’s marketing organization is structured in three regional divisions by industry focus: the Americas; EMEA, which includes Europe, the Middle East and Africa; and JAPIC, which includes Japan, Asia, Pacific, India and China. In each region, certain marketing support functions for the Hyster® and Yale® brands are carried out by shared-services teams. These activities include sales and service training, information systems support, product launch coordination, specialized sales material development, help desks, order entry, marketing strategy and field service support.
Patents, Trademarks and Licenses
The Company relies on a combination of trade secret protection, trademarks, copyrights, and patents to establish and protect the Company's proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of the Company's technology to which they relate or competitors may design around the patents. The Company is not materially dependent upon patents or patent protection; however, as materials handling equipment has become more technologically advanced, the Company and its competitors have increasingly sought patent protection for inventions incorporated into their respective products. The Company owns the Hyster®,Yale®, Maximal®, Bolzoni Auramo®, Meyer® and Nuvera® trademarks and believes these trademarks are material to its business.
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
Independent Dealers
The Company’s dealers, located in 129 countries, are generally independently owned and operated. As of December 31, 2018, Hyster® had 13 independent dealers and Yale® had 28 independent dealers in the Americas. Hyster® had 69 independent dealers and Yale® had 90 independent dealers in EMEA and Hyster® had 51 independent dealers and Yale® had 8 independent dealers in JAPIC. In addition, as of December 31, 2018, the Company had 30 dual-branded dealers in the Americas, five in EMEA and five in JAPIC. As of December 31, 2018, the Company had 109 Maximal® dealers primarily in JAPIC.
National Accounts
The Company operates a National Accounts program for both Hyster® and Yale®. The National Accounts program focuses on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The National Accounts program accounted for 16%, 17% and 17% of new lift truck unit volume in 2018, 2017 and 2016, respectively. The independent dealers support the National Accounts program by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with National Accounts sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, the National Accounts program markets services, including full maintenance leases and fleet management.
Financing of Sales
The Company is engaged in a joint venture with Wells Fargo Financial Leasing, Inc. ("WF") to provide dealer and customer financing of new lift trucks in the United States. The Company owns 20% of the joint venture entity, HYG Financial Services, Inc. ("HYGFS"), and receives fees and remarketing profits under a joint venture agreement. This agreement has an initial term through December 2023 and automatically renews for additional one-year terms unless written notice is given by either party at least 180 days prior to termination. The Company accounts for its ownership of HYGFS using the equity method of accounting.
Under the joint venture agreement with HYGFS, the Company’s dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, the Company provides recourse or repurchase obligations to HYGFS or to others. In substantially all of these transactions, a perfected security interest is maintained in the lift trucks financed, so that in the event of a default, the Company has the ability to take title to the assets financed and sell it through the Hyster® or Yale® dealer network. Furthermore, the Company has established reserves for exposures under these agreements when required. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to guarantees for these certain eligible dealers are limited to 7.5% of their original loan balance. See Notes 18 and 19 to the Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.
Backlog
The following table outlines the Company's backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks:

	December 31, 2018	September 30, 2018	December 31, 2017
Units (in thousands)	43.9	42.3	33.8
Backlog, approximate sales value (in millions)	$1,190	$1,090	$860
As of December 31, 2018, the Company expects substantially all of its backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks to be sold during fiscal 2019. Backlog represents unfilled lift truck orders placed with the Company’s manufacturing and assembly facilities from dealers and National Account customers. In general, unfilled orders may be canceled at any time prior to the time of sale; however, the Company can assess cancellation penalties on dealer orders within a certain period prior to initiating production. The dollar value of backlog is calculated using the current unit backlog and the forecasted average sales price per unit.
Key Suppliers and Raw Materials
At times, the Company has experienced significant increases in material costs, primarily as a result of global price increases in industrial metals, including steel, lead and copper and other commodity products, such as rubber, as a result of increased demand and limited supply. While the Company attempts to pass these increased costs along to its customers in the form of higher prices for its products, it may not be able to fully offset the increased costs of industrial metals and other commodities, due to overall market conditions and the lag time involved in implementing price increases for its products.
A significant raw material required by the Company's manufacturing operations is steel, which is generally purchased from steel producing companies in the geographic area near each of the Company's manufacturing facilities. Other significant components for the Company's lift trucks are engines, axles, brakes, transmissions, batteries and chargers. These components are available from numerous sources in quantities sufficient to meet the Company's requirements. The Company depends on a limited number of suppliers for some of the Company's crucial components, including diesel and gasoline engines, which are supplied by, among others, Power Solutions International, Inc., Kubota Corp., and Cummins Inc., drive-system components, which are supplied by, among others, Dana Corporation and ZF Company, and cast-iron counterweights used to counter balance some lift trucks, which are obtained from, among others, North Vernon Industry Corp. and Eagle Quest International Ltd. Some of these critical components are imported and subject to regulations, such as customary inspection by the U.S. Customs and Border Protection under the auspices of the U.S. Department of Homeland Security, as well as the Company's own internal controls and security procedures.
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

Development and innovation of attachments occurs in each of the Bolzoni manufacturing plants for the specific products produced in that location.
Nuvera has two research and development locations. In the U.S., Billerica, Massachusetts is the primary location for design, development and testing of fuel-cell stacks and engines. In Europe, the operations at San Donato, Italy are primarily focused on fuel-cell systems integration and testing.
Sumitomo-NACCO Joint Venture
The Company has a 50% ownership interest in Sumitomo NACCO Forklift Co., Ltd. ("SN"), a limited liability company that was formed in 1970 primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each stockholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, the Company accounts for its ownership in SN using the equity method of accounting. The Company purchases Hyster®- and Yale®-branded lift trucks and related component and aftermarket parts from SN for sale outside of Japan under agreed-upon terms. The Company also contracts with SN for engineering design services on a cost plus basis and charges SN for technology used by SN but developed by the Company. During 2018, SN sold approximately 7,100 lift trucks.
Employees
As of January 31, 2019, the Company had approximately 7,800 employees. Certain employees in the Danville, Illinois parts depot operations are unionized. The Company’s contract with the Danville union expires in June 2021. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville, North Carolina are not represented by unions. In Brazil, all employees are represented by a union. The Company’s contracts with the Brazilian unions expire annually at which time salaries and certain benefits are negotiated for the following year. In Mexico, certain employees are unionized. The Company’s contract with the Mexico union expires annually in March, at which time salaries are negotiated for the following year. Benefits in Mexico are negotiated every other year.
In Europe, certain employees in the Helsinki, Finland; Salzgitter, Germany; Craigavon, Northern Ireland; Masate, Italy; Piacenza, Italy; San Donato, Italy; and Nijmegen, the Netherlands facilities are unionized. All of the European employees are part of works councils or employee forums, which perform a consultative role on business and employment matters.
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
Government and Trade Regulations
In the past, the Company’s business has been affected by trade disputes between the United States and Europe. In addition, the Company has been impacted by ongoing trade disputes with China which has led to the imposition of tariffs resulting in higher material costs. In the future, to the extent the Company is affected by trade disputes with other foreign jurisdictions, and increased tariffs are levied on its goods or the materials the Company purchases, its results of operations may be materially adversely affected.
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
The Company is subject to risks relating to its global operations.
The Company is a U.S.-based multinational corporation that has global operations. Operating globally subjects the Company to changes in government regulations and policies in a large number of jurisdictions around the world, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, and exchange controls. Changes in the relative values of currencies occur from time to time and could affect the Company's operating results.
Further, existing free trade laws and regulations provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of international trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where the Company manufactures products could have a material adverse impact on the Company's business and financial results.
Part of the strategy to expand worldwide market share is strengthening the Company's non-U.S. distribution network. A part of this strategy also includes decreasing costs by sourcing basic components in lower-cost countries. Implementation of this part of the strategy may increase the impact of the risks to global operations and there can be no assurance that such risks will not have an adverse effect on the Company's revenues, profitability or market share.
Economic and political conditions in the United States and abroad may lead to significant changes in tax rules and regulations. For example, Brexit and proposals to reform non-U.S. tax laws or other regulations could significantly impact how multinational corporations do business. Although the Company cannot predict the final form of any regulation, if adopted at all, such regulations could, if enacted, have a material adverse impact on the Company's profitability.
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
At times, the Company has experienced significant increases in materials costs, primarily as a result of global increases in industrial metals, including steel, lead and copper and other commodity prices, such as rubber, as a result of increased demand and limited supply. The Company manufactures products that include raw materials that consist of steel, rubber, copper, lead, castings and counterweights. The Company also purchases parts provided by suppliers that are manufactured from castings and steel or contain lead. The cost of these parts is affected by the same economic conditions that impact the cost of the parts the Company manufactures. The cost to manufacture lift trucks and related service parts has been and will continue to be affected by fluctuations in prices for these raw materials. If costs of these raw materials increase, the Company's profitability could be materially reduced.
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
Through arrangements with WF and others, dealers and other customers are provided financing for new lift trucks in the United States and in major countries of the world outside of the United States. Through these arrangements, the Company's dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, the Company provides recourse or repurchase obligations such that it would become obligated in the event of default by the dealer or customer. Total amounts subject to these types of obligations were $192.7 million and $203.5 million at December 31, 2018 and 2017, respectively. Generally, the Company maintains a perfected security interest in the assets financed such that, in the event that the Company becomes obligated under the terms of the recourse or repurchase obligations, it may take title to the assets financed. The Company cannot be certain, however, that the security interest will equal or exceed the amount of the recourse or repurchase obligations. In addition, the Company cannot be certain that losses under the terms of the recourse or repurchase obligations will not exceed the reserves that have been set aside in the consolidated financial statements. The Company could incur a charge to earnings if reserves prove to be inadequate, which could have a material adverse effect on results of operations and liquidity for the period in which the charge is taken.
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

The use of fuel-cell technology in industrial and commercial applications is a relatively new development. Companies implementing such technology face competition from competitors that integrate more traditional energy technologies into their product lines, as well as competitors that have implemented or are implementing alternatives to traditional energy technologies, such as lithium-ion batteries, fuel additives and other high efficiency or “renewable” technologies. Any of these technologies may have more established or otherwise more attractive manufacturing, distribution and operating cost features, which could negatively impact customers’ preferences for product lines that incorporate fuel-cell technology and, as a result, diminish the marketability of products incorporating Nuvera technology.
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

The Company may be unable to protect its information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network breaches, which could disrupt business operations or result in a loss of data confidentiality.
The Company relies on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distributing, invoicing and collection. The Company uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. These technological networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components; power outages; hardware failures; or computer viruses or other types of cyber attacks. In addition, security breaches could result in unauthorized disclosure of confidential information. If these information technology systems suffer severe damage, disruption, breach, or shutdown, and business continuity plans do not effectively resolve the issues in a timely manner, there could be a negative impact on operating results or the Company may suffer financial or reputational damage.
The Company may become subject to claims under non-U.S. laws and regulations, which may require expensive, time-consuming and distracting litigation.
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
The Company may be subject to risks relating to increasing cash requirements of certain employee benefit plans which may affect its financial position.
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
The Company has two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock are entitled to cast one vote per share and, as of December 31, 2018, accounted for approximately 25 percent of the voting power of the Company. Holders of Class B common stock are entitled to cast ten votes per share and, as of December 31, 2018, accounted for the remaining voting power of the Company. As of December 31, 2018, certain members of the Company’s extended founding family held approximately 30 percent of the Company’s outstanding Class A common stock and approximately 85 percent of the Company’s outstanding Class B common stock. On the basis of this common stock ownership, certain members of the Company’s extended founding family could have exercised 71 percent of the Company’s total voting power. Although there is no voting agreement among such extended family members, in writing or otherwise, if they were to act in concert, they could control the outcome of director elections and other stockholder votes on significant corporate actions, such as certain amendments to the Company’s certificate of incorporation and sales of the Company or substantially all of its assets. Because certain members of the Company’s extended founding family could prevent other stockholders from exercising significant influence over significant corporate actions, the Company may be a less attractive takeover target, which could adversely affect the market price of its common stock.

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The following table presents the principal assembly, manufacturing, distribution and office facilities that the Company owns or leases:

Segment	Facility Location	Owned/Leased	Function(s)
Lift Truck
Americas	Berea, Kentucky	Owned	Assembly of lift trucks and manufacture of component parts
	Charlotte, North Carolina	Leased	Customer experience and training center
	Cleveland, Ohio	Leased	Global headquarters
	Danville, Illinois	Owned	Americas parts distribution center
	Fairview, Oregon	Owned	Counterbalanced development center for design and testing of lift trucks, prototype equipment and component parts
	Greenville, North Carolina	Owned	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in the Americas; Americas warehouse development center; assembly of lift trucks and manufacture of component parts
	Itu, Brazil	Owned	Assembly of lift trucks and parts distribution center
	Ramos Arizpe, Mexico	Owned	Manufacture of component parts for lift trucks
	Sulligent, Alabama	Owned	Manufacture of component parts for lift trucks
EMEA	Craigavon, Northern Ireland	Owned	Manufacture of lift trucks and cylinders; frame and mast fabrication for EMEA
	Frimley, Surrey, United Kingdom	Leased	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in EMEA
	Irvine, Scotland	Leased	European administrative center
	Masate, Italy	Leased	Assembly of lift trucks; European warehouse development center
	Nijmegen, The Netherlands	Owned	Big trucks development center; manufacture and assembly of big trucks and component parts; European parts distribution center
JAPIC	Fuyang, China	Owned	Manufacture and assembly of lift trucks
	Pune, India	Leased	Engineering design services
	Shanghai, China	Owned	Assembly of lift trucks, sale of parts and marketing operations of China
	Sydney, Australia	Leased	Divisional headquarters and sales and marketing for JAPIC; JAPIC parts distribution center
Bolzoni	Helsinki, Finland	Leased	Manufacture and distribution of Bolzoni products
	Heibei, China	Owned	Manufacture and distribution of Bolzoni products
	Homewood, Illinois	Owned	Manufacture and distribution of Bolzoni products
	Piacenza, Italy	Owned	Bolzoni headquarters; manufacture and distribution of Bolzoni products
	Salzgitter, Germany	Owned	Manufacture and distribution of Bolzoni products
	Wuxi, China	Owned	Manufacture and distribution of Bolzoni products
Nuvera	Billerica, Massachusetts	Leased	Nuvera research and development laboratory
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

Name	Age	Current Position	Other Positions
Alfred M. Rankin, Jr.	77	Chairman, President and Chief Executive Officer of Hyster-Yale (from prior to 2014), Chairman of HYG (from prior to 2014).
Colin Wilson	64	President and Chief Executive Officer, HYG of Hyster-Yale (from September 2014), President and Chief Executive Officer of HYG (from September 2014).	President and Chief Operating Officer of HYG (from prior to 2014), President, Americas of HYG (from prior to 2014 to September 2014).
Gregory J. Breier	53	Vice President, Tax of Hyster-Yale (from May 2014), Vice President, Tax of HYG (from prior to 2014).
Brian K. Frentzko	58	Vice President, Treasurer of Hyster-Yale (from prior to 2014), Vice President, Treasurer of HYG (from prior to 2014).
Jennifer M. Langer	45	Vice President, Controller of Hyster-Yale (from prior to 2014), Vice President, Controller of HYG (from prior to 2014).
David M. LeBlanc	54	Vice President, Strategy, Planning and Business Development of HYG (from August 2018).
Group President, International Engineered Support Structures, Valmont Industries, Inc. (an industrial company) (from April 2015 to February 2018), President, Chemical Analysis Division, Thermo Fisher Scientific Inc. (a medical company) (from prior to 2014 to October 2014).

Lauren E. Miller	64	Senior Vice President, Chief Marketing Officer of Hyster-Yale (from January 2015), Senior Vice President, Chief Marketing Officer of HYG (from January 2015).	Senior Vice President, Marketing and Consulting of Hyster-Yale (from prior to 2014 to January 2015), Senior Vice President, Marketing and Consulting of HYG (from prior to 2014 to January 2015).
Charles F. Pascarelli	59	Senior Vice President, President, Americas of HYG (from January 2015)	President, Sales and Marketing, Americas of HYG (from prior to 2014 to January 2015).
Rajiv K. Prasad	55	Chief Product and Operations Officer of HYG (from February 2018).
Senior Vice President, Global Product Development, Manufacturing and Supply Chain Strategy of HYG (from September 2014 to February 2018). Vice President, Global Product Development and Manufacturing of HYG (from prior to 2014 to September 2014).

Anthony J. Salgado	48	Senior Vice President, JAPIC of HYG (from January 2016).	Vice President, Corporate Officer, UniCarriers Corporation (an industrial company) (from April 2014 to January 2016), President, UniCarriers Americas Corporation (from prior to 2014 to January 2016).
Harry Sands	67	Senior Vice President, Managing Director, Europe, Middle East and Africa of HYG (from June 2015).	Vice President, Manufacturing EMEA of HYG (from prior to 2014 to June 2015).
Kenneth C. Schilling	59	Senior Vice President and Chief Financial Officer of Hyster-Yale (from September 2014), Senior Vice President and Chief Financial Officer of HYG (from September 2014).	Vice President and Chief Financial Officer of Hyster-Yale (from prior to 2014 to September 2014), Vice President and Chief Financial Officer of HYG (from prior to 2014 to September 2014).
Gopichand Somayajula	62	Vice President, Global Product Development of HYG (from prior to 2014)
Suzanne S. Taylor	56	Senior Vice President, General Counsel and Secretary of Hyster-Yale (from May 2016), Senior Vice President, General Counsel and Secretary of HYG (from May 2016).
Vice President, Deputy General Counsel and Assistant Secretary of Hyster-Yale (from prior to 2014 to May 2016), Vice President, Deputy General Counsel and Assistant Secretary of HYG (from prior to 2014 to May 2016).

Mark H. Trivett	49	Vice President Finance, Europe, Middle East and Africa of HYG (from prior to 2014).
Raymond C. Ulmer	55	Vice President Finance, Americas of HYG (from prior to 2014).
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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's Class A common stock is traded on the New York Stock Exchange under the ticker symbol “HY.” There is no established public trading market for the Company's Class B common stock, and no alternative trading or quotation system for the Company's Class B common stock has been or is expected to be established. The Class B common stock is convertible into Class A common stock on a one-for-one basis.
At December 31, 2018, there were approximately 848 Class A common stockholders of record and approximately 875 Class B common stockholders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There have been no issuer purchases of equity securities and no publicly announced repurchase program currently exists.

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2018	2017 (1)	2016	2015	2014
	(In millions, except per share and employee data)
Operating Statement Data:
Revenues	$3,174.4	$2,885.2	$2,569.7	$2,578.1	$2,767.2
Operating profit	$38.8	$74.1	$32.9	$103.5	$148.8
Net income	$34.3	$48.9	$42.3	$75.1	$110.2
Net (income) loss attributable to noncontrolling interest	0.4	(0.3)	0.5	(0.4)	(0.4)
Net income attributable to stockholders	$34.7	$48.6	$42.8	$74.7	$109.8
Basic earnings per share attributable to stockholders	$2.10	$2.95	$2.61	$4.58	$6.61
Diluted earnings per share attributable to stockholders	$2.09	$2.94	$2.61	$4.57	$6.58
Balance Sheet Data at December 31:
Total assets	$1,742.1	$1,647.9	$1,287.1	$1,095.9	$1,120.8
Long-term debt	$210.1	$216.2	$82.2	$19.6	$12.0
Stockholders' equity	$527.4	$565.5	$463.8	$460.8	$454.5
Cash Flow Data:
Provided by (used for) operating activities	$67.6	$164.7	$(48.9)	$89.4	$100.0
Used for investing activities	$(110.9)	$(47.3)	$(145.1)	$(31.3)	$(44.4)
Provided by (used for) financing activities	$(87.6)	$53.1	$77.9	$(7.1)	$(110.5)
Other Data:
Per share data:
Cash dividends	$1.2325	$1.2025	$1.1700	$1.1300	$1.0750
Market value at December 31	$61.96	$85.16	$63.77	$52.45	$73.20
Stockholders' equity at December 31	$31.85	$34.35	$28.30	$28.23	$27.98
Actual shares outstanding at December 31	16.561	16.462	16.391	16.324	16.241
Basic weighted average shares outstanding	16.540	16.447	16.376	16.307	16.607
Diluted weighted average shares outstanding	16.602	16.514	16.427	16.355	16.675
Total employees at December 31(2)	7,700	6,800	6,500	5,400	5,400

(1)
During 2017, the Company recognized $19.8 million of equity income from HYGFS and $38.2 million of income tax expense as a result of the Tax Cuts and Jobs Act (the “Tax Reform Act”), which was signed into law on December 22, 2017. Further information on the impacts of the Tax Reform Act is discussed in Note 7 to the consolidated financial statements.

(2)	Excludes temporary employees.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

OVERVIEW
Hyster-Yale Materials Handling, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company Hyster-Yale Group, Inc. ("HYG"), is a leading, globally integrated, full-line lift truck manufacturer. The Company offers a broad array of solutions aimed at meeting the specific materials handling needs of its customers, including attachments and hydrogen fuel cell power products, telematics, automation and fleet management services, as well as a variety of other power options for its lift trucks. The Company, through HYG, designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. The materials handling business historically has been cyclical because the rate of orders for lift trucks fluctuates depending on the general level of economic activity in the various industries and countries its customers serve. Lift trucks and component parts are manufactured in the United States, China, Northern Ireland, Mexico, the Netherlands, the Philippines, Italy, Vietnam, Japan and Brazil.

The Company operates Bolzoni S.p.A. ("Bolzoni"). Bolzoni is a leading worldwide producer and distributor of attachments, forks and lift tables marketed under the Bolzoni Auramo® and Meyer® brand names. Bolzoni products are manufactured in Italy, China, Germany, Finland and the United States. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift-truck attachments and industrial material handling.

In 2018, the Company announced, as part of a plan to expand Bolzoni's capabilities in the United States, Bolzoni's North America attachment manufacturing will be moved into HYG's Sulligent, Alabama manufacturing facility over the course of 2019. As a result, effective January 1, 2019, the Sulligent facility became a Bolzoni facility. As of December 31, 2018, the Sulligent facility has been included in the lift truck operations within this Annual Report on Form 10-K. The Company will reclassify the historical results of the Sulligent facility for 2019 reporting beginning with the first quarter 2019 Form 10-Q.

The Company operates Nuvera Fuel Cells, LLC ("Nuvera"). Nuvera is an alternative-power technology company focused on hydrogen fuel cell stacks and engines.

On June 1, 2018, the Company completed the acquisition of the majority interest in Zhejiang Maximal Forklift Co., Ltd. ("Maximal"). Maximal is a Chinese manufacturer of utility and standard lift trucks and specialized material handling equipment involved in the design, manufacture, service and distribution of Class 1 electric and Class 5 internal combustion engine counterbalance utility and standard platforms, and Class 2 and Class 3 electric warehouse products for both the local China and global markets under the Maximal brand. Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets. The results of Maximal are included in the JAPIC segment since the date of acquisition.

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

The Company’s objective is to provide a wide-range of solutions to its customers to generate profitable growth through increasing volumes, which in turn are expected to generate market share gains and drive improved margins. The Company plans to accomplish these objectives by implementing its core strategic initiatives to: provide the lowest cost of ownership, while enhancing productivity for customers; be the leader in the delivery of industry- and customer-focused solutions; be the leader in independent distribution; grow in emerging markets; be the leader in the attachments business and be a leader in fuel cells and their applications.

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
Revenue recognition: Revenue is recognized when obligations under the terms of a contract with the customer are satisfied which occurs when control of the trucks, parts, or services are transferred to the customer. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise for the right to payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers. Taxes collected from customers are excluded from revenue. The estimated costs of product warranties are recognized as expense when the products are sold. See Note 16 for further information on product warranties.
The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title and risks and rewards of ownership have transferred to the customer. Revenue for service contracts are recognized as the services are provided.

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the year ended December 31, 2018.

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are reported on the line “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

The Company pays for shipping and handling activities regardless of when control is transferred and has elected to account for shipping and handling as activities to fulfill the promise to transfer the good, rather than a promised service. These costs are reported on the line “Cost of sales” in the Consolidated Statements of Operations.
Product warranties: The Company provides for the estimated cost of product warranties at the time revenues are recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, the warranty obligation is affected by product failure rates, labor costs and replacement component costs incurred in correcting a product failure. If actual product failure rates, labor costs or replacement component costs differ from the Company's estimates, which are based on historical failure rates and consideration of known trends, revisions to the estimate of the cost to correct product failures would be required. If the estimate of the cost to correct product failures were to increase by one percent over 2018 levels, the reserves for product warranties would increase and additional expense of $4.6 million would be incurred. The Company's past results of operations have not been materially affected by a change in the estimate of product warranties and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change the estimates in the future.
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

The following illustrates the sensitivity of the net periodic benefit cost and projected benefit obligation to a 1% change in the discount rate or return on plan assets (in millions):

Assumption	Change	Increase (decrease) 2019 net pension expense	Increase (decrease) 2018 projected benefit obligation
Discount rate	1% increase	$(0.2)	$(27.1)
	1% decrease	—	31.4
Return on plan assets	1% increase	(2.1)	N/A
	1% decrease	2.1	N/A
A change in life expectancy by one year would result in a $4.5 million change in the 2018 projected benefit obligation.
See Note 10 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of the retirement benefit plans.
Long-lived assets, goodwill and intangible assets: Net property, plant and equipment, goodwill and net intangible assets at December 31, 2018 were $296.2 million, $108.3 million and $67.7 million, respectively. The Company makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based on a change in the expected use of the asset or performance of the related asset group.
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
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

The Company has intangible assets, including customer and contractual relationships, patents and technology, and trademarks. Intangible assets with a definite life are amortized over a period ranging from one to twenty years on a systematic and rational basis (generally straight line) that is representative of the asset’s use. Costs related to internally developed intangible assets, such as patents, are expensed as incurred and included in selling, general and administrative expenses.
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

Of the $67.7 million of net intangible assets, $17.2 million relates to indefinite-lived trademarks, related to the acquisition of Bolzoni. The primary valuation technique used in estimating the fair value of indefinite-lived intangible assets is the present value of discounted cash flows. Specifically, a relief of royalty rate is applied to estimated sales, with the resulting amounts discounted using an appropriate discount rate of a market participant. The relief of royalty rate is the estimated royalty rate a market participant would pay to acquire the right to market and produce the product. If the resulting discounted cash flows are less than book value of the indefinite-lived intangible asset, an impairment exists and the asset would be adjusted to fair value. Based on impairment testing as of May 1, 2018, no impairment was identified.

Goodwill is tested for impairment annually as of May 1 and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company completed the annual testing of impairment of goodwill as of May 1, 2018 at the reporting unit level for the related goodwill. The Company uses either a qualitative or quantitative analysis to determine whether fair value exceeds carrying value. An estimate of the fair value of the reporting unit is determined through a combination of comparable market values for similar businesses and discounted cash flows. These estimates can change significantly based on such factors as the reporting unit's financial performance, economic conditions, interest rates, growth rates, pricing, changes in business strategies and competition. Based on this testing, the fair value of each reporting unit was in excess of its carrying value and no impairment exists.
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
Product liabilities: The Company provides for the estimated cost of personal and property damage relating to its products based on a review of historical experience and consideration of any known trends. Reserves are recorded for estimates of the costs for known claims and estimates of the costs of incidents that have occurred but for which a claim has not yet been reported, up to the stop-loss insurance coverage. While the Company engages in extensive product quality reviews and customer education programs, the product liability provision is affected by the number and magnitude of claims of alleged product-related injury and property damage and the cost to defend those claims. In addition, the estimates regarding the magnitude of claims are affected by changes in assumptions regarding medical costs, inflation rates and trends in damages awarded by juries. Changes in the assumptions regarding any one of these factors could result in a change in the estimate of the magnitude of claims. A one percent increase in the estimate of the number of claims or the magnitude of claims would increase the product liability reserve and reduce operating profit by approximately $0.1 million to $0.3 million. Although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change the estimates in the future.
Self-insurance liabilities: The Company is generally self-insured for product liability, environmental liability and medical and workers’ compensation claims. For product liability, catastrophic insurance coverage is retained for potentially significant individual claims. The Company also has insurance for certain historic product liability claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management’s judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, legal defense costs, inflation rates, medical costs and actual experience could cause estimates to change in the near term. Changes in any of these factors could materially change the estimates for these self-insurance obligations causing a related increase or decrease in reported net operating results in the period of change in the estimate.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

CONSOLIDATED FINANCIAL REVIEW
The following table identifies the components of change for 2018 compared with 2017 by segment:

	Revenues	Gross Profit	Operating Profit	Net Income Attributable to Stockholders
2017	$2,885.2	$502.6	$74.1	$48.6
Increase (decrease) in 2018
Americas	153.4	(20.3)	(34.2)	(14.9)
EMEA	53.0	7.1	(0.2)	1.0
JAPIC	68.2	1.9	(8.4)	(1.2)
Lift truck business	274.6	(11.3)	(42.8)	(15.1)
Bolzoni	23.7	8.9	3.1	1.9
Nuvera	8.6	(3.8)	3.7	(1.2)
Eliminations	(17.7)	0.7	0.7	0.5
2018	$3,174.4	$497.1	$38.8	$34.7

FINANCIAL REVIEW
The segment and geographic results of operations for the Company were as follows for the year ended December 31:

				Favorable / (Unfavorable) % Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Lift truck unit shipments (in thousands)
Americas	61.1	58.4	54.4	4.6%	7.4%
EMEA	30.0	28.9	24.6	3.8%	17.5%
JAPIC(1)	10.8	6.1	5.8	77.0%	5.2%
	101.9	93.4	84.8	9.1%	10.1%
Revenues
Americas	$1,987.5	$1,834.1	$1,675.7	8.4%	9.5%
EMEA	768.8	715.8	615.7	7.4%	16.3%
JAPIC(1)	242.1	173.9	169.5	39.2%	2.6%
Lift truck business	2,998.4	2,723.8	2,460.9	10.1%	10.7%
Bolzoni (2)	200.9	177.2	115.6	13.4%	n.m.
Nuvera	12.3	3.7	2.5	n.m.	n.m.
Eliminations	(37.2)	(19.5)	(9.3)	n.m.	n.m.
	$3,174.4	$2,885.2	$2,569.7	10.0%	12.3%
Gross profit (loss)
Americas	$314.3	$334.6	$287.9	(6.1)%	16.2%
EMEA	102.8	95.7	89.5	7.4%	6.9%
JAPIC(1)	22.1	20.2	17.1	9.4%	18.1%
Lift truck business	439.2	450.5	394.5	(2.5)%	14.2%
Bolzoni (2)	63.7	54.8	35.7	16.2%	53.5%
Nuvera	(5.9)	(2.1)	(2.7)	181.0%	(22.2)%
Eliminations	0.1	(0.6)	—	n.m.	n.m.
	$497.1	$502.6	$427.5	(1.1)%	17.6%

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

				Favorable / (Unfavorable) % Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Selling, general and administrative expenses
Americas	$238.9	$225.0	$214.0	(6.2)%	(5.1)%
EMEA	96.2	88.9	84.1	(8.2)%	(5.7)%
JAPIC(1)	36.6	26.3	23.8	(39.2)%	(10.5)%
Lift truck business	371.7	340.2	321.9	(9.3)%	(5.7)%
Bolzoni (2)	54.2	48.4	35.8	(12.0)%	n.m.
Nuvera	32.4	39.9	36.9	18.8%	(8.1)%
	$458.3	$428.5	$394.6	(7.0)%	(8.6)%
Operating profit (loss)
Americas	$75.4	$109.6	$73.9	(31.2)%	48.3%
EMEA	6.6	6.8	5.4	(2.9)%	25.9%
JAPIC(1)	(14.5)	(6.1)	(6.7)	(137.7)%	9.0%
Lift truck business	67.5	110.3	72.6	(38.8)%	51.9%
Bolzoni (2)	9.5	6.4	(0.1)	(48.4)%	n.m.
Nuvera	(38.3)	(42.0)	(39.6)	8.8%	(6.1)%
Eliminations	0.1	(0.6)	—	n.m.	n.m.
	$38.8	$74.1	$32.9	(47.6)%	125.2%

Interest expense	$16.0	$14.6	$6.7	(9.6)%	(117.9)%
Other income	$(13.8)	$(34.3)	$(12.1)	(59.8)%	183.5%
Income before income taxes	$36.6	$93.8	$38.3	(61.0)%	144.9%
Net income (loss) attributable to stockholders
Americas	$53.5	$68.4	$59.6	(21.8)%	14.8%
EMEA	6.3	5.3	9.4	18.9%	(43.6)%
JAPIC(1)	(3.1)	(1.9)	(2.1)	(63.2)%	9.5%
Lift truck business	56.7	71.8	66.9	(21.0)%	7.3%
Bolzoni (2)	5.8	3.9	(0.3)	(48.7)%	n.m.
Nuvera	(27.9)	(26.7)	(23.8)	(4.5)%	(12.2)%
Eliminations	0.1	(0.4)	—	n.m.	n.m.
	$34.7	$48.6	$42.8	(28.6)%	13.6%
Diluted earnings per share	$2.09	$2.94	$2.61	(28.9)%	12.6%
Reported income tax rate	6.3%	47.9%	n.m.
(1) Maximal was acquired on June 1, 2018 and results of operations have been included since the acquisition date.
(2) Bolzoni was acquired on April 1, 2016 and results of operations have been included since the acquisition date.
n.m. - not meaningful

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of December 31, 2018, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	YEAR ENDED	NINE MONTHS ENDED	YEAR ENDED
	December 31, 2018	September 30, 2018	December 31, 2017
Unit backlog, beginning of period	33.8	33.8	30.7
Unit shipments	(101.9)	(74.3)	(93.4)
Unit bookings	112.0	82.8	96.5
Unit backlog, end of period	43.9	42.3	33.8
The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	YEAR ENDED	NINE MONTHS ENDED	YEAR ENDED
	December 31, 2018	September 30, 2018	December 31, 2017
Bookings, approximate sales value	$2,600	$1,900	$2,260
Backlog, approximate sales value	$1,190	$1,090	$860
2018 Compared with 2017
The following table identifies the components of change in revenues for 2018 compared with 2017:

Revenues
2017	$2,885.2
Increase in 2018 from:
Unit volume and product mix	94.6
Maximal revenues	48.9
Parts	36.2
Unit price	35.4
Foreign currency	29.5
Bolzoni revenues	23.7
Other	12.3
Nuvera revenues	8.6
2018	$3,174.4

Revenues increased 10.0% to $3,174.4 million in 2018 from $2,885.2 million in 2017. The increase was mainly due to higher unit and parts volume, favorable currency movements and improved pricing to offset material cost increases in the lift truck business. In addition, the acquisition of Maximal and increased Bolzoni revenues also contributed to the improvement in revenues.

Revenues in the Americas increased primarily as a result of increased unit shipments. Revenues increased primarily from higher sales of Class 4 and Class 5 internal combustion engine lift trucks, including the XT/MX standard truck and Big Trucks. In addition, increased parts volume and improved pricing to offset material cost increases also contributed to the increase in America's revenues.

EMEA's revenues increased mainly as a result of favorable currency movements of $36.6 million from the translation of sales into U.S. dollars and increased parts volume and improved pricing to offset material cost increases.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

Revenues in JAPIC increased primarily as a result of the acquisition of Maximal, higher unit and parts volume, and favorable currency movements of $1.9 million from the translation of sales into U.S. dollars.

Bolzoni's revenues increased mainly as a result of higher volume in the EMEA market and favorable foreign currency movements of $10.2 million.

During the fourth quarter of 2018, Nuvera recognized revenue which had previously been deferred related to battery box replacement ("BBR") units due to the inability to estimate total future warranty costs. The BBRs are new technology and the design of the product continues to evolve. The Company determined sufficient data was available in the fourth quarter of 2018 to reasonably estimate the future costs related to the sale of BBR units, including warranty costs, which were also recorded during the fourth quarter of 2018.
The following table identifies the components of change in operating profit for 2018 compared with 2017:

Operating Profit
2017	$74.1
Increase (decrease) in 2018 from:
Lift truck selling, general and administrative expenses	(31.5)
Lift truck gross profit	(10.6)
Nuvera operations	3.7
Bolzoni operations	3.1
2018	$38.8
The Company recognized operating profit of $38.8 million in 2018 compared with $74.1 million in 2017. The decrease in operating profit was mainly due to an increase in lift truck selling, general and administrative expenses primarily related to employee-related costs for sales and development of new products and the acquisition of Maximal in 2018. Lift truck gross profit decreased mainly as a result of higher material and manufacturing costs, partially offset by improved pricing and higher unit and parts shipments in 2018.

Operating profit in the Americas decreased primarily as a result of lower gross profit and higher selling, general and administrative expenses. The decrease in gross profit was mainly due to material and freight cost inflation and tariffs, net of price increases. The Americas implemented price increases during the first half of the year to offset higher than planned material cost inflation and aluminum and steel tariffs. However, operating results continue to reflect the lag of a $25.7 million shortfall in 2018 between fully realizing those price increases and when the tariffs and material cost increases were first realized. Selling, general and administrative expenses increased mainly from higher employee-related costs for sales and development of new products, as well as higher acquisition-related expenses.

EMEA's operating profit was flat due to higher gross profit from favorable currency movements of $12.3 million and improved pricing, which was partially offset by higher material and manufacturing cost inflation. The increase in gross profit was offset by higher selling, general and administrative expenses, including $2.6 million of unfavorable foreign currency movements and higher sales costs to support the Company's strategic initiatives.

The operating loss in JAPIC increased mainly as a result of increased selling, general and administrative expenses primarily from expenses incurred at Maximal since the date of acquisition and higher sales costs to support the Company's strategic initiatives.

Bolzoni's operating profit improved primarily due to higher gross profit, partially offset by higher selling, general and administrative expenses.

Nuvera's operating loss decreased in 2018 from 2017 primarily due to higher product development funding from third-party customers and the absence of the 2017 impairment charge of $4.9 million on Nuvera's long-lived assets. This was partially offset by higher development and production start-up expenses for its third-party development agreements.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

The Company recognized net income attributable to stockholders of $34.7 million in 2018 compared with $48.6 million in 2017. The decrease was primarily the result of lower operating profit, the effect of the favorable HYGFS equity income in 2017 related to the Tax Cuts and Jobs Act (the "Tax Reform Act") and unfavorable mark-to-market adjustments on an equity investment in a third-party. This decrease was partially offset by changes in discrete tax adjustments in the 2018 compared with 2017. See "Financial Review - Income Taxes" and Note 7 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of income taxes.
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
The following table identifies the components of change in operating profit for 2017 compared with 2016:

Operating Profit
2016	$32.9
Increase (decrease) in 2017 from:
Lift truck gross profit	55.4
Bolzoni operations	6.5
Nuvera operations	(2.4)
Lift truck selling, general and administrative expenses	(18.3)
2017	$74.1
The Company recognized operating profit of $74.1 million in 2017 compared with $32.9 million in 2016. The increase in operating profit was primarily due to higher lift truck gross profit, partially offset by an increase in selling, general and

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

During 2017, Nuvera's operating loss increased $2.4 million compared with 2016, mainly due to an impairment charge of $4.9 million recorded in 2017 on Nuvera's long-lived assets. Increased employee-related costs, professional fees and other general operating expenses also contributed to the increase in operating loss. These items were partially offset by lower product development and production start-up expenses. See Note 12 and Note 13 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of the impairment charge.

The Company recognized net income attributable to stockholders of $48.6 million in 2017 compared with $42.8 million in 2016. The increase was primarily the result of the increase in lift truck operating profit and $19.8 million of favorable HYGFS equity income in 2017 related to the Tax Reform Act, which is reflected in “Income from Unconsolidated Affiliates” in the Consolidated Statement of Operations. These items were partially offset by income tax expense of $38.2 million in 2017 due to the Tax Reform Act. See "Financial Review - Income Taxes" and Note 7 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of income taxes.

Income taxes
The income tax provision includes U.S. federal, state and local, and non-U.S. income taxes. In determining the effective income tax rate, the Company analyzes various factors, including annual earnings, the laws of taxing jurisdictions in which the earnings were generated, the impact of state and local income taxes, the ability to use tax credits, net operating loss and capital loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain items with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the interim period in which they occur.
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
On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate income tax rate

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

from 35% to 21% effective January 1, 2018, repealing the deduction for domestic production activities, allowing the immediate expensing of certain qualified capital expenditures, implementing a territorial tax system and imposing a one-time transition tax on certain unremitted earnings of non-U.S. subsidiaries. As a result of the Tax Reform Act in 2017, the Company recorded provisional tax effects of $38.2 million, comprised of $33.1 million of tax expense due to the transition tax on the unremitted earnings and profits of non-U.S. subsidiaries and $5.1 million of tax expense due to the effects on the Company’s deferred tax assets and liabilities as of December 31, 2017. The Company has since finalized its calculation of earnings and profits, including the amounts held in cash or other specified assets and its calculation of available foreign tax credits consistent with the additional regulatory guidance issued during 2018 resulting in a reduction in tax expense of $4.4 million which was recorded during 2018.

After the utilization of existing tax credits, the Company will pay cash taxes, including state income taxes, of $17.6 million with respect to the transition tax payable over an installment period of eight years. As a result of the Tax Reform Act, no additional income taxes or withholding taxes have been provided for any undistributed foreign earnings, nor any additional outside basis differences inherent in these entities, as these amounts continue to be indefinitely reinvested in non-U.S. operations.
A reconciliation of the consolidated federal statutory and reported income tax is as follows for the years ended December 31:

	2018	2017	2016
Income before income taxes	$36.6	$93.8	$38.3
Statutory taxes at 21% (35% in 2017 and 2016)	$7.7	$32.8	$13.4
Permanent adjustments:
Federal income tax credits	(2.9)	(1.6)	(1.7)
Non-U.S. rate differences	(2.3)	(7.8)	(9.0)
Equity interest earnings	(1.7)	(8.1)	(2.2)
State income taxes	0.6	1.1	0.1
Valuation allowance	3.0	3.4	2.4
Global intangible low-taxed income	1.2	—	—
Other	1.0	(0.2)	0.6
	$(1.1)	$(13.2)	$(9.8)
Discrete items:
Tax Reform Act	(4.4)	38.2	—
Provision to return adjustments	(0.6)	0.6	(1.9)
Valuation allowance	—	(3.3)	(2.6)
Sale of non-U.S. investment	—	(9.1)	(1.9)
Other	0.7	(1.1)	(1.2)
	$(4.3)	$25.3	$(7.6)
Income tax provision (benefit)	$2.3	$44.9	$(4.0)
Reported income tax rate	6.3%	47.9%	n.m.
n.m. - not meaningful
The Company's effective income tax rate differs from the U.S. federal statutory tax rate primarily as a result of federal research and energy credits, income taxed in non-U.S. jurisdictions, equity interest earnings and changes in valuation allowances primarily in non-U.S. jurisdictions.
In addition, the Company recognized the effect of the Tax Reform Act as discrete adjustments. The effect of other discrete items on the reported income tax rate was as follows:

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

During 2016, the Company received a notice from the Italian Tax Authority approving the transfer of certain tax losses as part of an internal restructuring. As a result, the Company determined it is more likely than not that the deferred tax asset for such losses would be realized in the foreseeable future and released the valuation allowance previously provided. The Company also recognized tax benefits from provision to return adjustments primarily related to a U.S. tax deduction for manufacturing activities and adjustments for the taxation of certain foreign earnings and a tax benefit from an internal sale of a subsidiary between affiliated companies resulting in the repatriation of non-U.S. accumulated earnings which triggered a currency loss for U.S. tax purposes.

Other items during 2016 include a tax benefit of $4.0 million. As a result of the Bolzoni acquisition, the Company changed its previous reinvestment assertion; and consequently, all of the earnings of its European operations are now considered permanently reinvested and the previously provided deferred tax liability is no longer required. In addition, the Company recognized tax expense of $1.6 million related to non-deductible acquisition expenses and tax expense of $2.1 million in net additions for unrecognized tax benefits.

See Note 7 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of income taxes.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2018	2017	Change
Operating activities:
Net income	$34.3	$48.9	$(14.6)
Depreciation and amortization	44.0	42.8	1.2
Stock-based compensation	5.7	8.8	(3.1)
Impairment of long-lived assets	—	4.9	(4.9)
Dividends from unconsolidated affiliates	22.2	2.8	19.4
Other	(2.4)	0.7	(3.1)
Working capital changes, excluding the effect of business acquisitions	(36.2)	55.8	(92.0)
Net cash provided by operating activities	67.6	164.7	(97.1)
Investing activities:
Expenditures for property, plant and equipment	(38.8)	(41.0)	2.2
Proceeds from the sale of property, plant and equipment	5.9	1.3	4.6
Business acquisitions, net of cash acquired	(78.0)	(1.0)	(77.0)
Investments in equity securities	—	(5.6)	5.6
Purchase of noncontrolling interest	—	(1.0)	1.0
Net cash used for investing activities	(110.9)	(47.3)	(63.6)

Cash flow before financing activities	$(43.3)	$117.4	$(160.7)

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

Net cash provided by operating activities decreased $97.1 million in 2018 compared with 2017, primarily as a result of the change in working capital items and the decrease in net income, partially offset by increased dividends from unconsolidated affiliates mainly due to the one-time benefit at HYGFS resulting from the Tax Reform Act. The change in working capital was primarily attributable to accounts payable in the Americas returning to normalized levels in 2018 following an unplanned systems-related acceleration of supplier payments in December 2016 and higher inventory levels, somewhat offset by the collection of KNSN Pipe & Pile Company Limited ("KNSN") receivables in June 2018 at Maximal. See Note 20 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of the Maximal acquisition.

The change in net cash used for investing activities during 2018 compared with 2017 is mainly the result of the acquisition of Maximal in the second quarter of 2018.

	2018	2017	Change
Financing Activities:
Net addition (reduction) of long-term debt and revolving credit agreements	$(65.7)	$78.0	$(143.7)
Cash dividends paid	(20.4)	(19.8)	(0.6)
Financing fees paid	(0.6)	(4.7)	4.1
Other	(0.9)	(0.4)	(0.5)
Net cash provided by (used for) financing activities	$(87.6)	$53.1	$(140.7)

The change in net cash provided by (used for) financing activities of $140.7 million in 2018 compared with 2017 was primarily related to the repayment of debt at Maximal and the Term Loan (as defined below) in 2018. The increase in 2017 was due to borrowings under the Term Loan, partially offset by repayments of borrowings under the Facility (as defined below) during 2017, primarily due to the unplanned systems-related acceleration of supplier payments in December 2016.
Financing Activities

The Company has a $200.0 million secured, floating-rate revolving credit facility (the "Facility") that expires in April 2022. There were $10.0 million of borrowings outstanding under the Facility at December 31, 2018. The availability under the Facility at December 31, 2018 was $185.9 million, which reflects reductions of $4.1 million for letters of credit and other restrictions. The Facility consists of a U.S. revolving credit facility in the amount of $120.0 million and a non-U.S. revolving credit facility of $80.0 million. The Facility can be increased up to $300.0 million, subject to limits in the Term Loan (defined below), over the term of the agreement in minimum increments of $10.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory and a second lien on the Term Loan Collateral (defined below). The approximate book value of assets held as collateral under the Facility was $950 million as of December 31, 2018.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, as of December 31, 2018, for U.S. base rate loans and LIBOR loans were 0.25% and 1.25%, respectively. The applicable margin, as of December 31, 2018, for non-U.S. base rate loans and LIBOR loans was 1.25%. The applicable LIBOR interest rates under the Facility on December 31, 2018 were 2.44% and 1.25%, respectively, for the U.S. and non-U.S. facility including the applicable floating rate margin. The Facility also required the payment of a fee of 0.350% per annum on the unused commitment as of December 31, 2018.

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
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

availability under the U.S. revolving credit facility is less than ten percent of the U.S. revolver commitments, as defined in the Facility. At December 31, 2018, the Company was in compliance with the covenants in the Facility.

In 2017, the Company entered into an agreement for a $200.0 million term loan (the "Term Loan"), which matures in May 2023. The Term Loan requires quarterly principal payments on the last business day of each March, June, September and December in an amount equal to $2.5 million. Payments commenced in September 2017 and the final principal repayment is due on May 30, 2023. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At December 31, 2018, there was $185.0 million of principle outstanding under the Term Loan which has been reduced in the consolidated balance sheet by $3.7 million of discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property (collectively, the "Term Loan Collateral") and a second priority lien on the remaining collateral of the U.S. borrowers in the Facility. The approximate book value of assets held as collateral under the Term Loan was $610 million as of December 31, 2018.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin, as provided in the Term Loan, is 2.25% for U.S. base rate loans and 3.25% for Eurodollar loans. The interest rate on the amount outstanding under the Term Loan at December 31, 2018 was 5.77%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of regularly scheduled dividends and other restricted payments to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 1.75 to 1.00 at the time of the payment. At December 31, 2018, the Company was in compliance with the covenants in the Term Loan.

The Company incurred fees and expenses of $0.6 million, $4.7 million and 1.7 million in 2018, 2017 and 2016, respectively. These fees related to the amendment to the Facility and entry into the Term Loan. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.

The Company had other debt outstanding, excluding capital leases, of approximately $92.9 million at December 31, 2018. In addition to the excess availability under the Facility, the Company had remaining availability of $18.3 million related to other non-U.S. revolving credit agreements.

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
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

Contractual Obligations, Contingent Liabilities and Commitments
Following is a table summarizing the contractual obligations as of December 31, 2018:

	Payments Due by Period
Contractual Obligations	Total	2019	2020	2021	2022	2023	Thereafter
Term Loan	$185.0	$10.0	$10.0	$10.0	$10.0	$145.0	$—
Variable interest payments on Term Loan	40.2	10.2	9.5	8.9	8.4	3.2	—
Revolving credit agreements	13.3	13.3	—	—	—	—	—
Variable interest payments on revolving credit agreements	1.3	1.3	—	—	—	—	—
Other debt	89.6	62.3	16.8	4.7	5.6	0.2	—
Variable interest payments on other debt	2.7	1.8	0.6	0.2	0.1	—	—
Capital lease obligations including principal and interest	18.2	7.1	6.0	3.4	1.0	0.7	—
Operating leases	103.9	22.2	18.1	14.0	11.2	8.2	30.2
Tax Reform Act transition tax liability	13.9	—	0.7	1.4	1.4	2.6	7.8
Purchase and other obligations	617.9	608.0	1.1	2.0	3.1	—	3.7
Total contractual cash obligations	$1,086.0	$736.2	$62.8	$44.6	$40.8	$159.9	$41.7

After the utilization of existing tax credits, the Company will pay total cash taxes, including state income taxes, of $17.6 million with respect to the transition tax payable over an installment period of eight years. As a result of the Tax Reform Act, no additional income taxes or withholding taxes have been provided for any undistributed foreign earnings, nor any additional outside basis differences inherent in these entities, as these amounts continue to be indefinitely reinvested in non-U.S. operations.
The Company has a long-term liability of approximately $20.5 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2018. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of the Company's audits.
An event of default, as defined in the agreements governing the Facility, the Term Loan, other debt agreements, and in operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated under these agreements.
The Company's interest payments are calculated based upon the anticipated payment schedule and the December 31, 2018 applicable rates and applicable margins as described in the Facility and other debt agreements. A 1/8% increase in the LIBOR rate would increase the Company's estimated total interest payments on debt by $0.2 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.

Pension funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company's funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. The Company expects to contribute approximately $0.8 million to its non-U.S. pension plans in 2019. No contributions to the Company's U.S. pension plans are expected in 2019.

In addition, the Company has recourse and repurchase obligations with a maximum undiscounted potential liability of $192.7 million at December 31, 2018. Recourse and repurchase obligations primarily represent contingent liabilities assumed by the Company to support financing agreements made between the Company's customers and third-party finance companies for the customer’s purchase of lift trucks from the Company. For these transactions, the Company or a third-party finance company retains a perfected security interest in the lift truck, such that the Company would take possession of the lift truck in the event it would become liable under the terms of the recourse and repurchase obligations. Generally, these commitments are due

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
The amount of the recourse or repurchase obligations changes over time as obligations under existing arrangements expire and new obligations arise in the ordinary course of business. Losses anticipated under the terms of the recourse or repurchase obligations were not significant at December 31, 2018 and reserves have been provided for such losses in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. See also “Related Party Transactions” below.
Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Planned 2019	Actual 2018	Actual 2017
Lift truck business	$60.3	$31.8	$35.3
Bolzoni	8.3	4.2	4.7
Nuvera	10.5	2.8	1.0
	$79.1	$38.8	$41.0
Planned expenditures in 2019 are primarily for product development, improvements to information technology infrastructure, improvements at manufacturing locations and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.
Capital Structure

	December 31
	2018	2017	Change
Cash and cash equivalents	$83.7	$220.1	$(136.4)
Other net tangible assets	601.3	527.8	73.5
Intangible assets	67.7	56.1	11.6
Goodwill	108.3	59.1	49.2
Net assets	861.0	863.1	(2.1)
Total debt	(301.5)	(290.7)	(10.8)
Total equity	$559.5	$572.4	$(12.9)
Debt to total capitalization	35%	34%	1%
RELATED PARTY TRANSACTIONS
See Note 19 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of related party transactions.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

INVESTOR PERSPECTIVE

The Company is currently undertaking the largest set of transformational programs in the Company’s history. These programs are expected to have a very significant impact on the Company’s competitiveness, market position and economic performance over the next three to five years.

For some time, the Company has been focused on six strategic initiatives:
1.Provide the lowest cost of ownership, while enhancing productivity for customers.
2.Be the leader in the delivery of industry- and customer-focused solutions.
3.Be the leader in independent distribution.
4.Grow in emerging markets.
5.Be the leader in the attachments business.
6.Be a leader in fuel cells and their applications.

The projects required to execute fully on these initiatives have been, in general, initiated over the last several years and many are now moving toward completion. Further, many of the projects supporting these strategic initiatives are inter-related and succeeding in one will foster success in others. In total, these projects have required significant up-front expense and capital expenditure investment. The projects cover a very broad range of the Company's activities, including product development, supply chain, IT, manufacturing, sales and marketing for each of the Company’s three major businesses, Lift Truck, Bolzoni and Nuvera.

Over the course of 2017 and 2018, these investments, both expense and capital, increased significantly. Further, investment will continue to be made in 2019 and then generally remain at those levels for the next several years. The return from these investments has started to be realized and is expected to increase over the course of the Company's five-year planning period. In this context, the Lift Truck business income is expected to improve in 2019 over 2018, but results in the first half of the year are expected to be lower than the first half of 2018, and then improve in the second half. Beginning in 2020, further improved results are expected with significant increases through 2023. The Lift Truck business objective is to meet its target of 7% operating profit in this period assuming reasonable market conditions continue. Likewise, Bolzoni’s results are expected to improve in 2019 and in the following years with a target of 7% operating profit. Nuvera’s results are expected to improve moderately in the first three quarters of 2019 with a break-even target for both the fourth quarter and for the 2020 full year. Further, significantly improved earnings are expected at Nuvera in the 2021 to 2023 time period. At each of these three businesses, the investments being undertaken are expected to lead to increased operating profit through higher volume, decreased product costs and improved pricing, partially offset by a higher level of operating expense. Overall, 2019 consolidated operating profit is expected to increase significantly, with the improvement coming in the second half of the year.

The Lift Truck business product programs are expected to lay the groundwork for enhanced market position by providing lower cost of ownership and enhanced productivity for the Company’s customers. At the core of these programs is a new set of modular and scalable product families covering both internal combustion engine and electric trucks, which will provide customers with enhanced flexibility for meeting their application needs combined with the benefit of lowest total cost of ownership. Implementation of these programs are expected to begin in 2020 with the introduction of a new range of counterbalanced trucks, with this range being expanded comprehensively through 2025 to include larger counterbalanced capacities, Big Trucks and warehouse trucks. A further major initiative in product offerings will come from the introduction of trucks manufactured by Maximal, HYG’s new majority-owned joint venture in China. A line of trucks from Maximal has been engineered to provide high quality and reliable utility trucks for global markets and standard trucks for the Chinese market. In addition, Maximal and HYG’s partner in India is expected to expand local production of larger trucks. Further, in early 2019, a new end rider was launched in the North America market, and a new Reach Truck for North America, as well as lower-cost Class 3 walkie and stacker global products are expected to be introduced later in the year. Rough terrain and electrified Big Truck products are being added to the product line-up. To further enhance productivity for customers, the Lift Truck business is developing automation solutions for warehouse trucks, initially in combination with industry partners. Some of these products are already in the market today, but new solutions and customers are expected to be developed progressively over the next several years. The Lift Truck business continues to expand sales of telemetry products and new generations of lift trucks will offer a fully integrated telematics solution. Finally, the Lift Truck business anticipates introducing new fuel cell BBRs for Class 1, 2 and 3 forklift trucks over the next two years that are expected to move the fuel cell BBR business to break-even in 2020.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

The introduction of these new products will lead to significant changes in supply chain sourcing and in the Company’s various manufacturing facilities around the world. Consolidated component volume sourced globally from reliable partners is expected to reduce costs and improve quality as these new products are brought to market over the next two to three years. HYG’s largest manufacturing facilities in Berea, Craigavon, and Greenville are expected to be structured to reduce costs and improve productivity while most other plants will see more modest changes. China production activities are expected to be consolidated at Maximal over the course of 2019.

The Lift Truck business currently has over 290 different forklift models in its range which are supported by the ability to customize these trucks to meet specific customer needs. The modular nature of the new products being introduced will enhance the ability to meet exact customer needs at lowest cost, both at the industry level and at the individual customer level. To ensure the full benefit from these programs, the Lift Truck business has made a substantial expense investment in its sales and marketing organizations to realign teams around industry groupings. Within marketing, industry-focused resources have been added to develop industry strategies. The higher-priority industry strategies have been completed for North America and Europe. All of the strategies are expected to be completed for all countries, or groups of countries, around the world by the end of 2019 but will mature and be enhanced over future years. To support execution of these industry strategies, the Lift Truck business has invested in additional industry-focused sales capabilities to support its dealers. This industry-focused structure has been in place and highly successful in the National Account direct sales program and is now being deployed with the new dealer support teams. These investments are largely in place in North America, and to a lesser degree in EMEA. Additional sales capabilities are expected to be added in other areas around the world over the next two years. In total, the Company believes that these projects will put it in a position to be a leader in the delivery of industry- and customer-focused solutions worldwide.

While the new sales teams will support dealers’ sales efforts, the Company will also continue to upgrade its global dealer capabilities. A core objective is to have dealers that are fully capable of maximizing the potential of the Hyster® and Yale® brands in their territories. These dealers will be supported by a commitment to helping dealers strengthen the excellence of their activities in all areas of their business including leadership, sales, parts, service, rental, leasing and remarketing. To help these programs have maximum impact, the Company will be investing over the next few years in enhanced digital customer experience systems. Taken together, these initiatives amount to a new, uniquely competitive way of serving the markets around the world.

Bolzoni is also pursuing very aggressive projects to expand its global market position. This includes strengthening the Bolzoni’s ability to serve the North America market by taking responsibility for HYG’s Sulligent plant, where it will manufacture attachments and also continue the plant’s support of the Lift Truck business through the sale of cylinders and various other components. Bolzoni will phase out production at its current Homewood, Illinois facility, but intends to maintain a distribution center and certain other operations in that area. There is a large opportunity for growth in the North America market. To help capture this, Bolzoni plans to introduce a broader range of locally produced attachments available with shorter lead times to serve its customer base. Bolzoni also has plans to increase its sales, marketing and product support capabilities in North America. In addition, it has developed a standard product line sourced from one of its factories in China, which will continue to be expanded. Bolzoni’s current outstanding premium line of products coupled with these standard products and an industry-focused strategy are expected to give Bolzoni the ability to increase its sales significantly in the Americas, JAPIC and EMEA regions. Bolzoni’s results have been improving on a progressive basis since its acquisition three years ago. These new programs are expected to increase the Company’s market position and profitability, especially over the next three to four years.

Nuvera is approaching the point where it will move from being a venture business focused on commercializing leading technology to a mature, product-based company serving not only the forklift truck market, but also heavy-duty applications such as buses, trucks and applications in the automotive sector with an expanding line of developed products. Nuvera expects its core technology to move to a new generation of fuel cell stack design over the next year with broad application in each of these markets. Quality and cost of fuel cell engines have been improving and are expected to reach target objectives over the next two years. With the transfer of the responsibility for development of non-fuel-cell engine components and the overall assembly of BBRs to the Lift Truck business, Nuvera will focus entirely on fuel cell stacks and engines. To enhance its cost base, Nuvera continues to work on standardizing its products, developing lower cost suppliers and automating various elements of stack production. To help sharpen its focus on fuel cell stacks and engines, Nuvera sold its hydrogen-generating PowerTap® business to a third-party, OneH2, Inc. ("OneH2"), in exchange for a note and a minority ownership interest in

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

OneH2. OneH2 has developed an important option for hydrogen fuel supply for forklift truck fuel cell users. In overview, Nuvera’s objective is to reach break-even in both the fourth quarter of 2019 and the full year of 2020, with a move toward target profitability over the following three years.

In summary, the Company believes it is approaching an inflection point in its business. While the early part of 2019 is expected to reflect continued investment in all of these programs, the second half of 2019 is expected to be significantly improved in comparison to the second half of 2018. The Company's efforts to find offsets to the tariff-driven unprecedented material cost inflation witnessed in 2018 will mature during 2019, and efforts to abate the most critical supplier issues, which are still having an impact on production, are underway with most expected to be resolved by mid-year. The current lift truck backlog contains certain deal-specific pricing agreements at less than target margins to gain targeted accounts and for which margin improvement efforts will take some time to mature. These deals will have an impact on profitability, mainly in the first half of the year. Generally, margins are expected to recover fully from the 2018 material cost inflation and the heavily discounted deals by the third and fourth quarters of 2019. In 2020 and 2021, a considerable portion of the new projects outlined above will have reached completion for all three companies and the Company believes the full impact of these programs can lead to profitability improvements for a number of years to come. Finally, the remainder of the programs are expected to come to fruition in 2022 and 2023, with a few, particularly those involving dealer structure and excellence, being more in the nature of continuous improvement rather than projects which reach maturity at a given time. However, the absolute level of profitability will reflect actual market demand levels. The Company is currently forecasting strong but moderating forklift market levels and a resolution to Brexit in a way which does not significantly harm the Company’s business prospects.

The Company believes that investors who are focused on mid-term business improvement in market position and profitability will find that the Company’s focus is consistent with those investment objectives.

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

FORWARD-LOOKING STATEMENTS

The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, (2) delays in delivery or increases in costs, including transportation costs or the imposition of tariffs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (3) delays in manufacturing and delivery schedules, (4) the successful commercialization of Nuvera's technology, (5) customer acceptance of pricing, (6) the political and economic uncertainties in the countries where the Company does business, (7) the ability of dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (8) exchange rate fluctuations and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (9) bankruptcy of or loss of major

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

dealers, retail customers or suppliers, (10) customer acceptance of, changes in the costs of, or delays in the development of new products, (11) introduction of new products by, or more favorable product pricing offered by, competitors, (12) product liability or other litigation, warranty claims or returns of products, (13) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (14) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (15) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation, the United Kingdom's exit from the European Union, the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, (16) the Company may not be able to successfully integrate Maximal’s operations and employees, and (17) delays in or increased costs of moving the attachment manufacturing from Homewood, Illinois to Sulligent, Alabama.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
The Company has entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. The Company has entered into interest rate swap agreements to reduce the exposure to changes in the market rate of interest. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. See also Note 9 to the Consolidated Financial Statements in this Annual Report on Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's interest rate swap agreements was a net asset of $1.6 million at December 31, 2018. A hypothetical 10% decrease in interest rates would cause a decrease in the fair value of interest rate swap agreements and the resulting fair value would be a liability of $1.5 million.
FOREIGN CURRENCY EXCHANGE RATE RISK
The Company operates internationally and enters into transactions denominated in foreign currencies. As such, the Company's financial results are subject to the variability that arises from exchange rate movements. The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within 36 months and require the companies to buy or sell euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner, Mexican pesos, Chinese renminbi, Brazilian real and Australian dollars for its functional currency at rates agreed to at the inception of the contracts. The fair value of these contracts was a net liability of $19.5 million at December 31, 2018. See also Note 9 to the Consolidated Financial Statements in this Annual Report on Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at December 31, 2018, the fair value of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would be decreased by $7.5 million compared with the fair value at December 31, 2018. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the revaluation of the underlying receivables and payables.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Annual Report on Form 10-K and is hereby incorporated herein by reference to such information.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2018.

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
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018. The Company's effectiveness of internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference. Management has excluded Maximal from its assessment of the Company's disclosure controls and procedures because the
Company acquired a majority interest in Maximal on June 1, 2018. As of December 31, 2018, Maximal constituted approximately 9% of the Company's total assets and approximately 2% of the Company's revenues for the year ended December 31, 2018.
Changes in internal control: During the fourth quarter of 2018, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. OTHER INFORMATION
None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 of Part III will be included in the 2019 Proxy Statement, which information is incorporated herein by reference.
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

Item 11. EXECUTIVE COMPENSATION
Information required by this Item 11 of Part III will be included in the 2019 Proxy Statement, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 of Part III will be included in the 2019 Proxy Statement, which information is incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2018 with respect to our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Class A Shares:	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	N/A	421,785
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	421,785
Class B Shares:
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	—

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 of Part III will be included in the 2019 Proxy Statement, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 of Part III will be included in the 2019 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) The response to Item 15(a)(1) is set forth beginning at page F-1 of this Annual Report on Form 10-K.
(a) (2) The response to Item 15(a)(2) is set forth beginning at page F-47 of this Annual Report on Form 10-K.
(a) (3) Listing of Exhibits — See the exhibit index beginning at page 35 of this Annual Report on Form 10-K.
(b) The response to Item 15(b) is set forth beginning at page 35 of this Annual Report on Form 10-K.

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

10.3
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

10.4
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

10.5
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

10.6
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

10.7
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

10.8
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

10.9
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

10.10
Eighth Amendment to Stockholders' Agreement, dated as of October 30, 2018, by and among the Depository, Hyster-Yale Materials Handling, Inc., the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale Materials Handling, Inc. and the Participating Stockholders is attached hereto.

10.11*
The Hyster-Yale Group, Inc. Executive Excess Retirement Plan (Effective as of January 1, 2016) is incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K, filed by the Company on February 28, 2017, Commission File Number 000-54799.

10.12*
Hyster-Yale Materials Handling, Inc. Long-Term Equity Incentive Plan (Effective September 28, 2012), is incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K, filed by the Company on February 27, 2018, Commission File Number 000-54799.

10.13*
Form Award Agreement for the Hyster-Yale Materials Handling, Inc. Long-Term Equity Incentive Plan (Effective as of the Spin-Off Date) is incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2015, Commission File Number 000-54799.

10.14*
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

10.17*
Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2018) is incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K, filed by the Company on February 27, 2018, Commission File Number 000-54799.

10.18*	Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2019) is attached hereto.
10.19*
The Hyster-Yale Group, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2016) is incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K, filed by the Company on February 28, 2017, Commission File Number 000-54799.

10.20*	Amendment No. 1 to the Hyster-Yale Group, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2016) is attached hereto.
10.21*
The Hyster-Yale Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective as of January 1, 2016) is incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K, filed by the Company on February 28, 2017, Commission File Number 000-54799.

10.22*
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

10.24*	Amendment No. 1 to the Hyster-Yale Group, Inc. Excess Retirement Plan (As Amended and Restated as of January 1, 2016) is attached hereto.
10.25
Equity joint venture contract, dated November 27, 1997, between Shanghai Perfect Jinqiao United Development Company Ltd., People’s Republic of China, NACCO Materials Handling Group, Inc., USA, and Sumitomo-Yale Company Ltd., Japan is incorporated by reference to Exhibit 10.3 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.26
Third Amended and Restated Joint Venture and Shareholders Agreement between Wells Fargo Financial Leasing, Inc. and Hyster-Yale Group, Inc., dated September 17, 2018 is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, Commission File Number 000-54799.

10.27
A$ Facility Agreement, dated November 22, 2000, between GE Capital Australia and National Fleet Network Pty Limited is incorporated by reference to Exhibit 10.12 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.28
Second Amended and Restated Recourse and Indemnity Agreement, dated September 17, 2018, by and between Wells Fargo Financial Leasing, Inc., HYG Financial Services, Inc, and Hyster-Yale Group, Inc. is incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, Commission File Number 000-54799.

10.29
First Amended and Restated Guarantee Agreement, dated September 17, 2018, by Hyster-Yale Materials Handling, Inc. in favor of Wells Fargo Financial Leasing, Inc. is incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, Commission File Number 000-54799.

10.30
First Amended and Restated Guarantee Agreement, dated September 17, 2018, by Hyster-Yale Group, Inc. in favor of Wells Fargo Financial Leasing, Inc. is incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, Commission File Number 000-54799.

10.31
Loan, Security and Guaranty Agreement dated as of April 28, 2016 among Hyster-Yale Materials Handling, Inc. and Hyster-Yale Group, Inc., as U.S. Borrowers, Hyster-Yale Nederland B.V., Hyster-Yale International B.V., Hyster-Yale Holding B.V. and Hyster-Yale Capital Holding B.V., as Dutch Borrowers, Hyster-Yale UK Limited and Hyster-Yale Capital UK Limited, as UK Borrowers, any other Borrowers party thereto from time to time and certain Persons party thereto from time to time as Guarantors, certain financial institutions, as Lenders, Bank of America, N.A., as Administrative Agent and Security Trustee, Merrill Lynch, Pierce, Fenner & Smith Incorporated and CitiGroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers, and CitiBank, N.A., as Syndication Agent is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated April 28, 2016, Commission File Number 000-54799.

10.32
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

10.33
Second Amendment to Amended and Restated Loan, Security and Guaranty Agreement, dated as of March 14, 2018, among Hyster-Yale Materials Handling, Inc. and Hyster-Yale Group, Inc., as U.S. Borrowers, Hyster-Yale Nederland B.V., Hyster-Yale International B.V., Hyster-Yale Holding B.V. and Bolzoni Capital Holding B.V., as Dutch Borrowers, Hyster-Yale UK Limited and Bolzoni Capital UK Limited, as UK Borrowers, any other Borrowers party thereto from time to time and certain Persons party thereto from time to time as Guarantors, certain financial institutions, as Lenders, Bank of America, N.A., as Administrative Agent and Security Trustee is incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, Commission File Number 000-54799.

10.34
Term Loan Credit Agreement dated as of May 30, 2017 among Hyster-Yale Group, Inc. as the Borrower, Hyster-Yale Materials Handling, Inc., Bank of America, N.A., as Administrative Agent is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Commission File Number 000-54799.

10.35
First Amendment to Term Loan Credit Agreement, dated as of March 14, 2018, by and among Hyster-Yale Group, Inc., as the Borrower, Hyster-Yale Materials Handling, Inc. and Bank of America, N.A., as Administrative Agent is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, Commission File Number 000-54799.

10.36
Commitment Agreement for the Purchase and Sale of Real Estate and Other Covenants, dated May 23, 2013, by and between NACCO Materials Handling Group Brasil Ltda. and Synergy Empreendimentos E Participacoes Ltda. is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, Commission File Number 000-54799.

10.37
Amendment to the Commitment Agreement for the Purchase and Sale of Real Estate and Other Covenants, dated May 23, 2013, by and between NACCO Materials Handling Group Brasil Ltda. and Synergy Empreendimentos E Participacoes Ltda. is incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, Commission File Number 000-54799.

10.38
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

10.39
Equity Transfer Agreement, dated December 6, 2017, by and between KNSN Pipe & Pile Company Limited and Hyster-Yale Acquisition Holding LTD Regarding Zhejiang Maximal Forklift Co., LTD. is incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K, filed by the Company on February 27, 2018, Commission File Number 000-54799.

(21) Subsidiaries.

21.1	A list of the subsidiaries of the Company is attached hereto.
(23) Consents of experts and counsel.

23.1	Consent of Ernst & Young LLP.
(24) Powers of Attorney.

24.1	A copy of a power of attorney for James B. Bemowski is attached hereto.
24.2	A copy of a power of attorney for John C. Butler Jr. is attached hereto.
24.3	A copy of a power of attorney for Carolyn Corvi is attached hereto.
24.4	A copy of a power of attorney for John P. Jumper is attached hereto.
24.5	A copy of a power of attorney for Dennis W. LaBarre is attached hereto.
24.6	A copy of a power of attorney for H. Vincent Poor is attached hereto.
24.7	A copy of a power of attorney for Claiborne R. Rankin is attached hereto.
24.8	A copy of a power of attorney for John M. Stropki is attached hereto.
24.9	A copy of a power of attorney for Britton T. Taplin is attached hereto.
24.10	A copy of a power of attorney for Eugene Wong is attached hereto.
(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto.
31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto.
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

Item 16. FORM 10-K SUMMARY
None

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

February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr.	Chairman, President and Chief Executive Officer (principal executive officer), Director	February 26, 2019
Alfred M. Rankin, Jr.

/s/ Kenneth C. Schilling	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 26, 2019
Kenneth C. Schilling

* James B. Bemowski	Director	February 26, 2019
James B. Bemowski

* J.C. Butler, Jr.	Director	February 26, 2019
J.C. Butler, Jr.

* Carolyn Corvi	Director	February 26, 2019
Carolyn Corvi

* John P. Jumper	Director	February 26, 2019
John P. Jumper

* Dennis W. LaBarre	Director	February 26, 2019
Dennis W. LaBarre

* H. Vincent Poor	Director	February 26, 2019
H. Vincent Poor

* Claiborne R. Rankin	Director	February 26, 2019
Claiborne R. Rankin

* John M. Stropki	Director	February 26, 2019
John M. Stropki

* Britton T. Taplin	Director	February 26, 2019
Britton T. Taplin

* Eugene Wong	Director	February 26, 2019
Eugene Wong

* Kenneth C. Schilling, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Kenneth C. Schilling	February 26, 2019
Kenneth C. Schilling, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2018
HYSTER-YALE MATERIALS HANDLING, INC.
CLEVELAND, OHIO

FORM 10-K
ITEM 15(a)(1) AND (2)
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
The following consolidated financial statements of Hyster-Yale Materials Handling, Inc. and Subsidiaries are incorporated by reference in Item 8:
The following consolidated financial statement schedule of Hyster-Yale Materials Handling, Inc. and Subsidiaries are included in Item 15(a):

Schedule II — Valuation and Qualifying Accounts	F-47
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hyster-Yale Materials Handling, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hyster-Yale Materials Handling, Inc. and Subsidiaries (“the Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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
February 26, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hyster-Yale Materials Handling, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hyster-Yale Materials Handling, Inc. and Subsidiaries' ("the Company") internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying management’s report on internal control over financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Zhejiang Maximal Forklift Co., Ltd. (“Maximal”), which is included in the 2018 consolidated financial statements of the Company and constituted 9% of total assets as of December 31, 2018 and 2% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Maximal.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management's report on internal control over financial reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Cleveland, Ohio
February 26, 2019

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2018	2017	2016
	(In millions, except per share data)
Revenues	$3,174.4	$2,885.2	$2,569.7
Cost of sales	2,677.3	2,382.6	2,142.2
Gross Profit	497.1	502.6	427.5
Operating Expenses
Selling, general and administrative expenses	458.3	428.5	394.6
Operating Profit	38.8	74.1	32.9
Other (income) expense
Interest expense	16.0	14.6	6.7
Income from unconsolidated affiliates	(10.0)	(28.0)	(7.1)
Other, net	(3.8)	(6.3)	(5.0)
	2.2	(19.7)	(5.4)
Income Before Income Taxes	36.6	93.8	38.3
Income tax provision (benefit)	2.3	44.9	(4.0)
Net Income	34.3	48.9	42.3
Net (income) loss attributable to noncontrolling interest	0.4	(0.3)	0.5
Net Income Attributable to Stockholders	$34.7	$48.6	$42.8

Basic Earnings per Share Attributable to Stockholders	$2.10	$2.95	$2.61
Diluted Earnings per Share Attributable to Stockholders	$2.09	$2.94	$2.61
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2018	2017	2016
	(In millions)
Net Income	$34.3	$48.9	$42.3
Other comprehensive income (loss)
Foreign currency translation adjustment	(27.4)	33.5	(1.9)
Unrealized gain on available-for-sale securities, net of $0.5 tax expense in 2017	—	2.8	—
Current period cash flow hedging activity, net of $4.6 tax benefit in 2018, net of $8.0 tax expense in 2017 and net of $6.5 tax benefit in 2016	(12.2)	6.6	(9.0)
Reclassification of hedging activities into earnings, net of $0.8 tax benefit in 2018, net of $1.6 tax expense in 2017 and net of $2.2 tax expense in 2016	(1.8)	4.1	0.8
Current period pension adjustment, net of $4.3 tax benefit in 2018, net of $3.7 tax expense in 2017 and net of $3.8 tax benefit in 2016	(20.1)	13.1	(17.4)
Reclassification of pension into earnings, net of $0.7 tax expense in 2018, net of $1.0 tax expense in 2017 and net of $0.7 tax expense in 2016	2.9	3.2	2.0
Comprehensive Income (Loss)	$(24.3)	$112.2	$16.8
Other comprehensive income (loss) attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests	0.4	(0.3)	0.5
Foreign currency translation adjustment attributable to noncontrolling interests	2.3	(0.9)	2.2
Comprehensive Income (Loss) Attributable to Stockholders	$(21.6)	$111.0	$19.5
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2018	2017
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$83.7	$220.1
Accounts receivable, net of allowances of $5.4 in 2018 and $3.7 in 2017	465.5	453.0
Inventories, net	533.6	411.9
Prepaid expenses and other	48.8	46.4
Total Current Assets	1,131.6	1,131.4
Property, Plant and Equipment, Net	296.2	265.4
Intangible Assets	67.7	56.1
Goodwill	108.3	59.1
Deferred Income Taxes	26.3	16.6
Investment in Unconsolidated Affiliates	75.6	81.9
Other Non-current Assets	36.4	37.4
Total Assets	$1,742.1	$1,647.9
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$415.5	$385.8
Accounts payable, affiliates	21.3	18.1
Revolving credit facilities	13.3	6.1
Current maturities of long-term debt	78.1	68.4
Accrued payroll	56.3	51.7
Other current liabilities	191.7	162.3
Total Current Liabilities	776.2	692.4
Long-term Debt	210.1	216.2
Self-insurance Liabilities	25.2	33.5
Pension Obligations	23.1	11.1
Deferred Income Taxes	17.8	13.0
Other Long-term Liabilities	130.2	109.3
Total Liabilities	1,182.6	1,075.5
Stockholders’ Equity
Common stock:
Class A, par value $0.01 per share, 12,682,755 shares outstanding (2017 - 12,562,817 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,877,967 shares outstanding (2017 - 3,899,503 shares outstanding)	0.1	0.1
Capital in excess of par value	321.5	323.8
Treasury stock	(24.1)	(31.5)
Retained earnings	407.3	389.1
Accumulated other comprehensive loss	(177.5)	(116.1)
Total Stockholders’ Equity	527.4	565.5
Noncontrolling Interest	32.1	6.9
Total Equity	559.5	572.4
Total Liabilities and Equity	$1,742.1	$1,647.9
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2018	2017	2016
	(In millions)
Operating Activities
Net income	$34.3	$48.9	$42.3
Adjustments to reconcile net income to net cash provided (used for) by operating activities:
Depreciation and amortization	44.0	42.8	39.1
Amortization of deferred financing fees	1.7	1.4	1.1
Deferred income taxes	(3.2)	8.1	(7.4)
Gain on sale of assets	(0.3)	(0.3)	(0.3)
Stock-based compensation	5.7	8.8	4.9
Long-lived and intangible assets impairment charge	—	4.9	—
Dividends from unconsolidated affiliates	22.2	2.8	5.1
Other non-current liabilities	(9.4)	4.8	(6.0)
Other	8.8	(13.3)	(15.1)
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	58.0	(44.0)	(27.5)
Inventories	(125.4)	(43.6)	(14.9)
Other current assets	1.3	(1.0)	(3.2)
Accounts payable	23.3	125.1	(53.8)
Other liabilities	6.6	19.3	(13.2)
Net cash provided by (used for) operating activities	67.6	164.7	(48.9)
Investing Activities
Expenditures for property, plant and equipment	(38.8)	(41.0)	(42.7)
Proceeds from the sale of assets	5.9	1.3	13.7
Investments in equity securities	—	(5.6)	—
Business acquisitions, net of cash acquired	(78.0)	(1.0)	(116.1)
Purchase of noncontrolling interest	—	(1.0)	—
Net cash used for investing activities	(110.9)	(47.3)	(145.1)
Financing Activities
Additions to long-term debt	71.5	265.6	40.1
Reductions of long-term debt	(143.7)	(75.9)	(56.5)
Net additions (reductions) to revolving credit agreements	6.5	(111.7)	115.4
Cash dividends paid	(20.4)	(19.8)	(19.2)
Cash dividends paid to noncontrolling interest	(0.3)	(0.3)	(0.2)
Financing fees paid	(0.6)	(4.7)	(1.7)
Other	(0.6)	(0.1)	—
Net cash provided by (used for) financing activities	(87.6)	53.1	77.9
Effect of exchange rate changes on cash	(5.5)	6.4	4.2
Cash and Cash Equivalents
Increase (decrease) for the year	(136.4)	176.9	(111.9)
Balance at the beginning of the year	220.1	43.2	155.1
Balance at the end of the year	$83.7	$220.1	$43.2
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain on AFS Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In millions)
Balance, January 1, 2016	$0.1	$0.1	$(42.5)	$320.3	$336.7	$(90.1)	$—	$(4.0)	$(59.8)	$460.8	$1.9	$462.7
Stock-based compensation	—	—	—	4.9	—	—	—	—	—	4.9	—	4.9
Stock issued under stock compensation plans	—	—	5.6	(5.6)	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	42.8	—	—	—	—	42.8	(0.5)	42.3
Cash dividends	—	—	—	—	(19.2)	—	—	—	—	(19.2)	(0.2)	(19.4)
Current period other comprehensive income (loss)	—	—	—	—	—	(1.9)	—	(9.0)	(17.4)	(28.3)	—	(28.3)
Reclassification adjustment to net income	—	—	—	—	—	—	—	0.8	2.0	2.8	—	2.8
Acquisition of Bolzoni	—	—	—	—	—	—	—	—	—	—	69.8	69.8
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(62.2)	(62.2)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(2.2)	(2.2)
Balance, December 31, 2016	$0.1	$0.1	$(36.9)	$319.6	$360.3	$(92.0)	$—	$(12.2)	$(75.2)	$463.8	$6.6	$470.4

Stock-based compensation	—	—	—	8.8	—	—	—	—	—	8.8	—	8.8
Stock issued under stock compensation plans	—	—	5.4	(5.4)	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	48.6	—	—	—	—	48.6	0.3	48.9
Cash dividends	—	—	—	—	(19.8)	—	—	—	—	(19.8)	(0.3)	(20.1)
Current period other comprehensive income (loss)	—	—	—	—	—	33.5	2.8	6.6	13.1	56.0	—	56.0
Reclassification adjustment to net income	—	—	—	—	—	—	—	4.1	3.2	7.3	—	7.3
Acquisition of business	—	—	—	—	—	—	—	—	—	—	0.3	0.3
Purchase of noncontrolling interest	—	—	—	0.8	—	—	—	—	—	0.8	(0.9)	(0.1)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.9	0.9
Balance, December 31, 2017	$0.1	$0.1	$(31.5)	$323.8	$389.1	$(58.5)	$2.8	$(1.5)	$(58.9)	$565.5	$6.9	$572.4

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain on AFS Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In millions)
Balance, December 31, 2017	$0.1	$0.1	$(31.5)	$323.8	$389.1	$(58.5)	$2.8	$(1.5)	$(58.9)	$565.5	$6.9	$572.4
Cumulative effect of change in accounting	—	—	—	—	3.9	—	(2.8)	—	—	1.1	—	1.1
Stock-based compensation	—	—	—	5.7	—	—	—	—	—	5.7	—	5.7
Stock issued under stock compensation plans	—	—	8.0	(8.0)	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.6)	—	—	—		—	—	(0.6)	—	(0.6)
Net income (loss)	—	—	—	—	34.7	—	—	—	—	34.7	(0.4)	34.3
Cash dividends	—	—	—	—	(20.4)	—	—	—	—	(20.4)	(0.3)	(20.7)
Current period other comprehensive income (loss)	—	—	—	—	—	(27.4)	—	(12.2)	(20.1)	(59.7)	—	(59.7)
Reclassification adjustment to net income	—	—	—	—	—	—	—	(1.8)	2.9	1.1	—	1.1
Acquisition of business	—	—	—	—	—	—	—	—	—	—	28.2	28.2
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(2.3)	(2.3)
Balance, December 31, 2018	$0.1	$0.1	$(24.1)	$321.5	$407.3	$(85.9)	$—	$(15.5)	$(76.1)	$527.4	$32.1	$559.5

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

The Company, through its wholly owned operating subsidiary, Hyster-Yale Group, Inc. ("HYG"), designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, China, Northern Ireland, Mexico, the Netherlands, the Philippines, Italy, Vietnam, Japan and Brazil. The sale of service parts represents approximately 13% of total revenues as reported for each of 2018, 2017 and 2016.

The Company operates Bolzoni S.p.A. ("Bolzoni"). Bolzoni is a leading worldwide producer and distributor of attachments, forks and lift tables marketed under the Bolzoni Auramo® and Meyer® brand names. Bolzoni products are manufactured in Italy, China, Germany, Finland and the United States. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift-truck attachments and industrial material handling.

In 2018, the Company announced, as part of a plan to expand Bolzoni's capabilities in the United States, Bolzoni's North America attachment manufacturing will be moved into HYG's Sulligent, Alabama manufacturing facility over the course of 2019. As a result, effective January 1, 2019, the Sulligent facility became a Bolzoni facility. As of December 31, 2018, the Sulligent facility has been included in the lift truck operations within this Annual Report on Form 10-K. The Company will reclassify the historical results of the Sulligent facility for 2019 reporting beginning with the first quarter 2019 Form 10-Q.

The Company operates Nuvera Fuel Cells, LLC ("Nuvera"). Nuvera is an alternative-power technology company focused on hydrogen fuel-cell stacks and engines.

On June 1, 2018, the Company completed the acquisition of the majority interest in Zhejiang Maximal Forklift Co., Ltd. ("Maximal"). Maximal is a Chinese manufacturer of utility and standard lift trucks and specialized material handling equipment involved in the design, manufacture, service and distribution of Class 1 electric and Class 5 internal combustion engine counterbalance utility and standard platforms, and Class 2 and Class 3 electric warehouse products for both the local China and global markets under the Maximal brand. Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets. The results of Maximal are included in the JAPIC segment since the date of acquisition.
Investments in Sumitomo NACCO Forklift Co., Ltd. ("SN"), a 50% owned joint venture, and HYG Financial Services, Inc. ("HYGFS"), a 20% owned joint venture, are accounted for by the equity method. SN operates manufacturing facilities in Japan, the Philippines and Vietnam from which the Company purchases certain components, service parts and lift trucks. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each stockholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. HYGFS is a joint venture with Wells Fargo Financial Leasing, Inc. ("WF"), formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. National Account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The Company’s percentage share of the net income or loss from these equity investments is reported on the line “Income from unconsolidated affiliates” in the “Other income (expense)” portion of the Consolidated Statements of Operations.

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
Self-insurance Liabilities:  The Company is generally self-insured for product liability, environmental liability and medical and workers’ compensation claims. For product liability, catastrophic insurance coverage is retained for potentially significant individual claims. The Company also has insurance for certain historic product liability claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, legal defense costs, inflation rates, medical costs and actual experience could cause estimates to change in the near term.
Advertising Costs:  Advertising costs are expensed as incurred. Total advertising expense was $14.3 million, $10.8 million and $10.8 million in 2018, 2017 and 2016, respectively.
Product Development Costs:  Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $110.9 million, $104.5 million and $107.0 million in 2018, 2017 and 2016, respectively.
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
The following table includes other significant accounting policies that are described in other notes to the consolidated financial statements, including the footnote number:

Significant Accounting Policy	Note
Revenue Recognition	Revenue Recognition (Note 3)
Reportable segments	Business Segments (Note 4)
Stock-based compensation	Common Stock and Earnings per Share (Note 6)
Income taxes	Income Taxes (Note 7)
Derivatives and hedging activities	Financial Instruments and Derivative Financial Instruments (Note 9)
Fair value of financial instruments	Financial Instruments and Derivative Financial Instruments (Note 9) and Retirement Benefit Plans (Note 10)
Pension	Retirement Benefit Plans (Note 10)
Inventories	Inventories (Note 11)
Property, plant and equipment	Property, Plant and Equipment, Net (Note 12)
Impairment or disposal of long-lived assets	Property, Plant and Equipment, Net (Note 12)
Goodwill and intangible assets	Goodwill and Intangible Assets (Note 13)
Contingencies	Contingencies (Note 17)

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
Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (Subsequent ASUs were issued in 2015, 2016 and 2017 to update or clarify this guidance)
The guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and assets recognized from costs incurred to obtain or fulfill a contract. See Note 3 for additional information.

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

ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement
The guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. As of January 1, 2018, the Company presents the components of net benefit cost, other than service cost, in other (income) expense for its pension plans. Service cost for the Company's pension plans continues to be reported in operating profit. Accordingly, the Company has reclassified $1.9 million and $2.0 million of income related to the components of net benefit cost, other than service cost, to other (income) expense for the years ended December 31, 2017 and 2016, respectively, in the Consolidated Statements of Operations.

ASU No. 2018-05, Income Taxes (Topic 740)
The guidance codifies Staff Accounting Bulletin No. 118 regarding the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the "Tax Reform Act"). See Note 7 for further discussion of the Tax Reform Act.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table provides a brief description of recent accounting pronouncements not yet adopted:

Standard	Description	Required Date of Adoption	Effect on the financial statements or other significant matters
ASU No. 2016-02, Leases (Topic 842)(Subsequent ASUs were issued in 2017 and 2018 to update or clarify this guidance)
The guidance requires lessees (with the exception of short-term leases) to recognize, at the commencement date, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.
January 1, 2019
The Company's evaluation process of the new standard includes, but is not limited to, evaluating its current lease portfolio, identifying relevant contracts and attributes affected by the standard and determining the required accounting upon adoption. In addition, the Company is implementing new processes and controls regarding asset financing transactions and financial reporting. The Company has completed the evaluation of its global leasing portfolio and abstraction of key attributes within lease contracts and continues its system-related implementation required for the new standard. The Company will adopt the standard as of January 1, 2019 using the optional transition method that allows for the cumulative effect adjustment to be recorded without restating prior periods. In addition, the Company has completed its evaluation of practical expedients required for adoption, and currently estimates recording a lease obligation in the range of approximately $75 to $95 million. The Company anticipates further refinement of this estimate as the systems-related implementation is completed during the first quarter of 2019. In addition, the Company anticipates recognizing an adjustment to increase retained earnings by $1.0 to $2.0 million as of January 1, 2019, for certain sales-leaseback transactions for which profit recognition was deferred under previous GAAP but is no longer deferred under the new standard.

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
		January 1, 2019	The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The guidance provides an election to reclassify the stranded tax effects resulting from the Tax Reform Act from OCI to retained earnings. In addition, the guidance requires new disclosures regarding the election to adopt and the manner in which tax effects remaining in OCI are released.
		January 1, 2019	The Company adopted the standard on January 1, 2019 and recorded a cumulative adjustment to retained earnings of $4.0 million for income tax benefits stranded in OCI resulting from the Tax Reform Act.
ASU 2018-07, Compensation-Stock Compensation (Topic 718)	The guidance addresses the accounting for non-employee share-based payment transactions.	January 1, 2019	The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Standard	Description	Required Date of Adoption	Effect on the financial statements or other significant matters
ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes
The guidance permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to treasury obligations of the U.S. government, the LIBOR swap rate, the OIS rate based on the Federal Funds Effective Rate, and the Securities Industry and Financial Markets Association Municipal Swap Rate.
		January 1, 2019	The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.
ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326)(Subsequent ASUs have been issued in 2018 to update or clarify this guidance)
The guidance eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The guidance also requires additional disclosures in certain circumstances.
		January 1, 2020	The Company is currently evaluating the alternative methods of adoption and the effect on its financial position, results of operations, cash flows and related disclosures.
ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities
The guidance provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests.

		January 1, 2020	The Company is currently evaluating the guidance and the effect on its financial position, results of operations, cash flows and related disclosures.
ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606	The guidance clarifies the accounting for collaborative arrangements in conjunction with the adoption of "Revenue from Contracts with Customers (Topic 606)."	January 1, 2020	The Company is currently evaluating the guidance and the effect on its financial position, results of operations, cash flows and related disclosures.
ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	The guidance removes the second step of the two-step test for the measurement of goodwill impairment. The guidance allows for early adoption for impairment testing dates after January 1, 2017.	January 1, 2020	The Company is currently evaluating the timing of adoption and the effect on its current impairment testing process.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	The guidance removes, modifies or adds certain disclosures relating to fair value measurements.	January 1, 2020	The Company is currently evaluating the guidance and the effect on its financial position, results of operations, cash flows and related disclosures.
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

As of January 1, 2018, the cumulative effect on the Company’s Consolidated Balance Sheet for the adoption of the new revenue standard was as follows:

	Balance at December 31, 2017	Adjustments due to New Revenue Standard	Balance at January 1, 2018
Accounts receivable, net	$453.0	$0.5	$453.5
Inventories, net	411.9	(0.3)	411.6
Prepaid expenses and other	46.4	1.1	47.5
Other current liabilities	162.3	1.0	163.3
Retained earnings	389.1	0.3	389.4

In accordance with the adoption of the new revenue standard, the effect of adoption on the December 31, 2018 Consolidated Income Statement and Balance Sheet was as follows:

	YEAR ENDED
	DECEMBER 31, 2018
	As Reported	Amount before the new revenue standard	Change Higher/(Lower)
Revenues	$3,174.4	$3,169.9	$4.5
Cost of sales	2,677.3	2,673.2	4.1
Gross profit	497.1	496.7	0.4
Operating profit	38.8	38.4	0.4
Income before income taxes	36.6	36.2	0.4
Income tax provision (benefit)	2.3	2.2	0.1
Net income attributable to stockholders	34.7	34.4	0.3

	DECEMBER 31, 2018
	As Reported	Amount before the new revenue standard	Change Higher/(Lower)
Accounts receivable, net	$465.5	$463.6	$1.9
Inventories, net	533.6	535.3	(1.7)
Prepaid expenses and other	48.8	50.8	(2.0)
Other current liabilities	191.7	194.1	(2.4)
Retained earnings	407.3	406.7	0.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Accounting policy: Revenue is recognized when obligations under the terms of a contract with the customer are satisfied which occurs when control of the trucks, parts, or services are transferred to the customer. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise for the right to payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers. Taxes collected from customers are excluded from revenue. The estimated costs of product warranties are recognized as expense when the products are sold. See Note 16 for further information on product warranties.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the year ended December 31, 2018.

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are reported on the line “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

The Company pays for shipping and handling activities regardless of when control is transferred and has elected to account for shipping and handling as activities to fulfill the promise to transfer the good, rather than a promised service. These costs are reported on the line “Cost of sales” in the Consolidated Statements of Operations.

The following table disaggregates revenue by category:

	YEAR ENDED
	DECEMBER 31, 2018
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$1,156.6	$628.1	$203.1	$—	$—	$—	$1,987.8
Direct customer sales	346.7	15.2	—	—	—	—	361.9
Aftermarket sales	370.9	107.4	36.8	—	—	—	515.1
Other	113.3	18.1	2.2	200.9	12.3	(37.2)	309.6
Total Revenues	$1,987.5	$768.8	$242.1	$200.9	$12.3	$(37.2)	$3,174.4

Dealer sales are recognized when the Company transfers control based on the shipping terms of the contract, which is generally when the truck is shipped from the manufacturing facility to the dealers. The majority of direct customer sales are to National Account customers. In these transactions, the Company transfers control and recognizes revenue when it delivers the product to the customer according to the terms of the contract. Aftermarket sales represent parts sales, extended warranty and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer. When customers are given the right to return eligible parts and accessories, the Company estimates the expected

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract, which reflects the costs to perform under these contracts and corresponds with, and thereby depicts, the transfer of control to the customer. Bolzoni revenue is primarily the sale of attachments to customers. In these transactions, the Company transfers control and recognizes revenue according to the shipping terms of the contract. Nuvera's revenues are primarily the sale of battery box replacement ("BBR") units to HYG for sale to a dealer. In all revenue transactions, the Company receives cash equal to the invoice price and amount of consideration received and the revenue recognized may vary with changes in marketing incentives.

During the fourth quarter of 2018, Nuvera recognized revenue which had previously been deferred related to BBR units due to the inability to estimate total future warranty costs. The BBRs are new technology and the design of the product continues to evolve. The Company determined sufficient data was available in the fourth quarter of 2018 to reasonably estimate the future costs related to the sale of BBR units, including warranty costs, which were also recorded during the fourth quarter of 2018.

Deferred Revenue: The Company defers revenue for transactions that have not met the criteria for recognition at the time payment is collected, including extended warranties and maintenance contracts. In addition, for certain products, services and customer types, the Company collects payment prior to the transfer of control to the customer.

Deferred Revenue
Balance, December 31, 2017	$51.6
Customer deposits and billings	63.0
Revenue recognized	(52.8)
Balance, December 31, 2018	$61.8

NOTE 4—Business Segments
The Company’s reportable segments for the lift truck business include the following three management units: the Americas, EMEA and JAPIC. Americas includes operations in the United States, Canada, Mexico, Brazil, Latin America and its corporate headquarters. EMEA includes operations in Europe, the Middle East and Africa. JAPIC includes operations in the Asia and Pacific regions including China, as well as the equity earnings of SN operations. On June 1, 2018, the Company completed the acquisition of the majority interest in Maximal, which is also included in the JAPIC segment from the date of acquisition. Certain amounts are allocated to these geographic management units and are included in the segment results presented below, including product development costs, corporate headquarter's expenses and certain information technology infrastructure costs. These allocations among geographic management units are determined by senior management and not directly incurred by the geographic operations. In addition, other costs are incurred directly by these geographic management units based upon the location of the manufacturing plant or sales units, including manufacturing variances, product liability, warranty and sales discounts, which may not be associated with the geographic management unit of the ultimate end user sales location where revenues and margins are reported. Therefore, the reported results of each segment for the lift truck business cannot be considered stand-alone entities as all segments are inter-related and integrate into a single global lift truck business.

The Company reports the results of both Bolzoni and Nuvera as separate segments. Intercompany sales between Nuvera, Bolzoni and the lift truck business have been eliminated.

In 2018, the Company announced, as part of a plan to expand Bolzoni's capabilities in the United States, Bolzoni's North America attachment manufacturing will be moved into the Company's Sulligent, Alabama manufacturing facility over the course of 2019. As a result, effective January 1, 2019, the Sulligent facility became a Bolzoni facility. As of December 31, 2018, the Sulligent facility has been included in the lift truck operations within this Annual Report on Form 10-K. The Company will reclassify the historical results of the Sulligent facility for 2019 reporting beginning with the first quarter 2019 Form 10-Q.

Financial information for each of the reportable segments is presented in the following table. See Note 1 for a discussion of the Company’s product lines. Refer to Note 2 for a description of the accounting policies of the reportable segments as well as a reference table for the remaining accounting policies described in the accompanying footnotes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2018	2017	2016
Revenues from external customers
Americas	$1,987.5	$1,834.1	$1,675.7
EMEA	768.8	715.8	615.7
JAPIC	242.1	173.9	169.5
Lift truck business	2,998.4	2,723.8	2,460.9
Bolzoni	200.9	177.2	115.6
Nuvera	12.3	3.7	2.5
Eliminations	(37.2)	(19.5)	(9.3)
Total	$3,174.4	$2,885.2	$2,569.7
Gross profit (loss)
Americas	$314.3	$334.6	$287.9
EMEA	102.8	95.7	89.5
JAPIC	22.1	20.2	17.1
Lift truck business	439.2	450.5	394.5
Bolzoni	63.7	54.8	35.7
Nuvera	(5.9)	(2.1)	(2.7)
Eliminations	0.1	(0.6)	—
Total	$497.1	$502.6	$427.5
Selling, general and administrative expenses
Americas	$238.9	$225.0	$214.0
EMEA	96.2	88.9	84.1
JAPIC	36.6	26.3	23.8
Lift truck business	371.7	340.2	321.9
Bolzoni	54.2	48.4	35.8
Nuvera	32.4	39.9	36.9
Total	$458.3	$428.5	$394.6
Operating profit (loss)
Americas	$75.4	$109.6	$73.9
EMEA	6.6	6.8	5.4
JAPIC	(14.5)	(6.1)	(6.7)
Lift truck business	67.5	110.3	72.6
Bolzoni	9.5	6.4	(0.1)
Nuvera	(38.3)	(42.0)	(39.6)
Eliminations	0.1	(0.6)	—
Total	$38.8	$74.1	$32.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2018	2017	2016
Interest expense
Americas	$12.4	$12.3	$5.4
EMEA	3.1	1.6	0.4
JAPIC	(0.1)	—	0.1
Lift truck business	15.4	13.9	5.9
Bolzoni	0.8	0.8	0.8
Nuvera	0.1	—	—
Eliminations	(0.3)	(0.1)	—
Total	$16.0	$14.6	$6.7
Interest income
Americas	$(2.2)	$(3.3)	$(1.0)
EMEA	(0.1)	—	(0.5)
JAPIC	(0.3)	(0.4)	(0.5)
Lift truck business	(2.6)	(3.7)	(2.0)
Bolzoni	—	—	—
Nuvera	—	—	—
Eliminations	0.2	0.1	—
Total	$(2.4)	$(3.6)	$(2.0)
Other (income) expense
Americas	$(3.8)	$(25.1)	$(5.5)
EMEA	(3.4)	(1.1)	(1.2)
JAPIC	(4.5)	(4.5)	(3.2)
Lift truck business	(11.7)	(30.7)	(9.9)
Bolzoni	0.3	—	(0.2)
Nuvera	—	—	—
Total	$(11.4)	$(30.7)	$(10.1)
Income tax provision (benefit)
Americas	$15.5	$57.3	$15.4
EMEA	0.8	0.9	(2.7)
JAPIC	(5.7)	1.2	(0.5)
Lift truck business	10.6	59.4	12.2
Bolzoni	2.1	1.0	(0.4)
Nuvera	(10.5)	(15.3)	(15.8)
Eliminations	0.1	(0.2)	—
Total	$2.3	$44.9	$(4.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2018	2017	2016
Net income (loss) attributable to stockholders
Americas	$53.5	$68.4	$59.6
EMEA	6.3	5.3	9.4
JAPIC	(3.1)	(1.9)	(2.1)
Lift truck business	56.7	71.8	66.9
Bolzoni	5.8	3.9	(0.3)
Nuvera	(27.9)	(26.7)	(23.8)
Eliminations	0.1	(0.4)	—
Total	$34.7	$48.6	$42.8
Total assets
Americas	$1,259.4	$1,146.0	$831.9
EMEA	720.7	615.5	462.3
JAPIC	315.6	138.6	127.0
Eliminations	(578.7)	(304.6)	(185.3)
Lift truck business	1,717.0	1,595.5	1,235.9
Bolzoni	231.8	239.8	206.9
Nuvera	39.6	26.4	36.9
Eliminations	(246.3)	(213.8)	(192.6)
Total	$1,742.1	$1,647.9	$1,287.1
Depreciation and amortization
Americas	$20.9	$19.9	$18.5
EMEA	7.4	7.1	6.5
JAPIC	5.2	2.6	3.1
Lift truck business	33.5	29.6	28.1
Bolzoni	9.7	11.2	9.5
Nuvera	0.8	2.0	1.5
Total	$44.0	$42.8	$39.1
Capital expenditures
Americas	$20.9	$25.5	$27.6
EMEA	7.3	8.6	7.3
JAPIC	3.6	1.2	1.6
Lift truck business	31.8	35.3	36.5
Bolzoni	4.2	4.7	4.0
Nuvera	2.8	1.0	2.2
Total	$38.8	$41.0	$42.7
Cash and cash equivalents
Americas	$19.5	$191.2	$10.4
EMEA	31.6	11.6	14.4
JAPIC	17.2	6.6	8.2
Lift truck business	68.3	209.4	33.0
Bolzoni	15.4	10.7	10.2
Nuvera	—	—	—
Total	$83.7	$220.1	$43.2

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

	United States	Europe, Africa and Middle East	Other	Consolidated
2018
Revenues from unaffiliated customers, based on the customers’ location	$1,650.3	$940.5	$583.6	$3,174.4
Long-lived tangible assets	$180.9	$72.6	$118.3	$371.8
2017
Revenues from unaffiliated customers, based on the customers’ location	$1,588.8	$825.8	$470.6	$2,885.2
Long-lived tangible assets	$181.6	$82.3	$83.4	$347.3
2016
Revenues from unaffiliated customers, based on the customers’ location	$1,437.6	$701.9	$430.2	$2,569.7
Long-lived tangible assets	$159.1	$59.8	$82.1	$301.0

NOTE 5—Quarterly Results of Operations (Unaudited)

A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$788.2	$765.6	$782.9	$837.7
Gross profit	$132.1	$126.2	$117.9	$120.9
Operating profit (loss)	$19.2	$10.8	$12.2	$(3.4)
Net income (loss)	$14.9	$5.7	$14.9	$(1.2)
Net income (loss) attributable to stockholders	$14.9	$5.6	$15.4	$(1.2)

Basic earnings (loss) per share	$0.90	$0.34	$0.93	$(0.07)
Diluted earnings (loss) per share	$0.90	$0.34	$0.93	$(0.07)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$713.1	$685.5	$691.1	$795.5
Gross profit	$126.1	$121.7	$121.4	$133.4
Operating profit	$22.6	$17.5	$18.1	$15.9
Net income (loss)	$18.1	$16.4	$16.7	$(2.3)
Net income (loss) attributable to stockholders	$18.1	$16.4	$16.5	$(2.4)

Basic earnings (loss) per share	$1.10	$1.00	$1.00	$(0.15)
Diluted earnings (loss) per share	$1.10	$0.99	$1.00	$(0.15)

Net income (loss) attributable to stockholders for the fourth quarter of 2017 include the impacts of the Tax Reform Act, which was signed into law December 22, 2017. See Note 7 to the consolidated financial statements for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 6—Common Stock and Earnings per Share
The Company's Class A common stock is traded on the New York Stock Exchange under the ticker symbol “HY.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company's Class A common stock and Class B common stock have the same cash dividend rights per share. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2018 was 125 million shares and 35 million shares, respectively. Treasury shares of Class A common stock totaling 327,385 and 425,787 at December 31, 2018 and 2017, respectively, have been deducted from shares outstanding.
Stock Compensation: The Company has stock compensation plans for certain employees in the U.S. that allow the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding them for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) five years after the participant's retirement date, (ii) ten years from the award date, or (iii) the participant's death or permanent disability. Pursuant to the plans, the Company issued 88,172, 89,502 and 56,002 shares related to the years ended December 31, 2018, 2017 and 2016, respectively. After the issuance of these shares, there were 319,718 shares of Class A common stock available for issuance under these plans. Compensation expense related to these share awards was $4.5 million ($3.6 million net of tax), $7.6 million ($6.0 million net of tax) and $3.8 million ($2.3 million net of tax) for the years ended December 31, 2018, 2017 and 2016, respectively. Compensation expense at the grant date represents fair value based on the market price of the shares of Class A common stock. The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the non-employee directors’ annual retainer is paid in restricted shares of Class A common stock. For the years ended December 31, 2018, $113,000 of each non-employee director's retainer of $173,000 was paid in restricted shares of Class A common stock. For the year ended December 31, 2017, $110,000 of $166,000 was paid in restricted shares of Class A common stock. For the year ended December 31, 2016, $102,000 of $158,000 was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date on which the director has both retired from the Board of Directors and reached 70 years of age. Pursuant to this plan, the Company issued 16,196, 14,480 and 15,426 shares related to the years ended December 31, 2018, 2017 and 2016, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 2,182, 2,006 and 2,352 in 2018, 2017 and 2016, respectively. After the issuance of these shares, there were 8,739 shares of Class A common stock available for issuance under this directors' plan. Compensation expense related to these awards was $1.2 million ($0.9 million net of tax), $1.2 million ($0.9 million net of tax) and $1.1 million ($0.7 million net of tax) for the years ended December 31, 2018, 2017 and 2016, respectively. Compensation expense at the grant date represents fair value based on the market price of the shares of Class A common stock.
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

	2018	2017	2016
Basic weighted average shares outstanding	16.540	16.447	16.376
Dilutive effect of restricted stock awards	0.062	0.067	0.051
Diluted weighted average shares outstanding	16.602	16.514	16.427
Basic earnings per share	$2.10	$2.95	$2.61
Diluted earnings per share	$2.09	$2.94	$2.61
Cash dividends per share	$1.2325	$1.2025	$1.1700

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 7—Income Taxes
The components of income before income taxes and provision for income taxes for the years ended December 31 are as follows:

	2018	2017	2016
Income (loss) before income taxes
U.S.	$(7.5)	$48.3	$(1.2)
Non-U.S.	44.1	45.5	39.5
	$36.6	$93.8	$38.3
Income tax provision (benefit)
Current tax provision (benefit):
Federal	$(4.2)	$28.3	$(1.3)
State	0.8	1.4	(0.3)
Non-U.S.	8.9	7.1	5.0
Total current	$5.5	$36.8	$3.4
Deferred tax provision (benefit):
Federal	$(2.6)	$10.7	$(5.8)
State	0.3	(0.7)	0.8
Non-U.S.	(0.9)	(1.9)	(2.4)
Total deferred	$(3.2)	$8.1	$(7.4)
	$2.3	$44.9	$(4.0)
The Company made income tax payments of $16.8 million, $14.0 million and $19.3 million during 2018, 2017 and 2016, respectively. The Company received income tax refunds of $0.8 million, $2.2 million and $11.1 million during 2018, 2017 and 2016, respectively.
A reconciliation of the federal statutory and reported income tax rate for the year ended December 31 is as follows:

	2018	2017	2016
Income before income taxes	$36.6	$93.8	$38.3
Statutory taxes (21% in 2018 and 35% in 2017 and 2016)	$7.7	$32.8	$13.4
Tax Reform Act	(4.4)	38.2	—
Federal income tax credits	(3.7)	(1.8)	(1.8)
Equity interest earnings	(1.7)	(8.1)	(2.2)
Non-U.S. rate differences	(1.5)	(7.2)	(9.6)
Tax controversy resolution	(0.4)	—	2.1
State income taxes	—	0.2	(0.6)
Valuation allowance	3.0	0.1	(0.2)
Global intangible low-taxed income	1.2	—	—
Sale of non-U.S. investment	—	(9.1)	(1.9)
Unremitted non-U.S. earnings	—	(0.4)	(3.9)
Nondeductible compensation	0.9	0.1	0.1
Capitalized acquisition costs	0.9	—	1.6
Other	0.3	0.1	(1.0)
Income tax provision (benefit)	$2.3	$44.9	$(4.0)
Reported income tax rate	6.3%	47.9%	n.m.
n.m. - not meaningful
On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate income tax rate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

from 35% to 21% effective January 1, 2018, repealing the deduction for domestic production activities, allowing the immediate expensing of certain qualified capital expenditures, implementing a territorial tax system and imposing a one-time transition tax on certain unremitted earnings of non-U.S. subsidiaries. As a result of the Tax Reform Act in 2017, the Company recorded provisional tax effects of $38.2 million, comprised of $33.1 million of tax expense due to the transition tax on the unremitted earnings and profits of non-U.S. subsidiaries and $5.1 million of tax expense due to the effects on the Company’s deferred tax assets and liabilities as of December 31, 2017. The Company has since finalized its calculation of earnings and profits, including the amounts held in cash or other specified assets and its calculation of available foreign tax credits consistent with the additional regulatory guidance issued during 2018, resulting in a reduction in tax expense of $4.4 million, which was recorded during 2018.

After the utilization of existing tax credits, the Company will pay cash taxes, including state income taxes, of $17.6 million with respect to the transition tax payable over an installment period of eight years. As a result of the Tax Reform Act, no additional income taxes or withholding taxes have been provided for any undistributed foreign earnings, nor any additional outside basis differences inherent in these entities, as these amounts continue to be indefinitely reinvested in non-U.S. operations.

While the Tax Reform Act provides for a territorial system, beginning in 2018, it includes new anti-deferral and anti-base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.

The GILTI provisions require the Company to include non-U.S. earnings in excess of an allowable return on the Company’s non-U.S. subsidiary’s tangible assets in its U.S. income tax return. The Company has provisioned for GILTI due to expense allocations required by the U.S foreign tax credit rules and various adjustments required to determine tangible assets as defined in the Tax Reform Act. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax amounts for GILTI.

The BEAT provisions in the Tax Reform Act create a minimum tax where a lower tax rate is applied to pre-tax income determined without the benefit of certain base-erosion payments made to related non-U.S. corporations. The Company will only be taxed under this regime if such tax exceeds the regular U.S. corporate income tax. The Company did not incur a BEAT liability in 2018.

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

During 2016, the Company received a notice from the Italian Tax Authority approving the transfer of certain tax losses as part of an internal restructuring. As a result, the Company determined it was more likely than not that the deferred tax asset for such losses of approximately $3.2 million would be realized in the foreseeable future, and released the valuation allowance previously provided.

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

The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required. A valuation allowance is required where realization is determined to no longer meet the "more likely than not" standard. The Company provided $1.8 million, $2.7 million and $2.4 million in 2018, 2017 and 2016, respectively, of valuation allowances related to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

pre-tax losses in Brazil, $0.8 million and $0.6 million in 2018 and 2017 due to pre-tax losses in China and $0.4 million in 2018 related to Non-U.S. capital losses in its effective tax rate.
A detailed summary of the total deferred tax assets and liabilities in the Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2018	2017
Deferred tax assets
Tax attribute carryforwards	$28.6	$28.3
Accrued expenses and reserves	15.1	8.3
Product warranties	9.9	9.1
Accrued product liability	5.6	6.5
Other employee benefits	4.3	3.2
Accrued pension benefits	4.6	2.2
Other	2.3	—
Total deferred tax assets	70.4	57.6
Less: Valuation allowance	30.9	31.0
	39.5	26.6
Deferred tax liabilities
Depreciation and amortization	28.0	22.2
Inventories	3.0	0.5
Other	—	0.3
Total deferred tax liabilities	31.0	23.0
Net deferred tax asset	$8.5	$3.6
The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2018
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$21.2	$15.6	2019 - Indefinite
Non-U.S. capital losses	6.4	6.4	2019 - Indefinite
State net operating losses and credits	4.1	3.3	2019 - 2037
Less: Unrecognized tax benefits	(3.1)	—
Total	$28.6	$25.3

	December 31, 2017
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$21.9	$13.9	2018 - Indefinite
Non-U.S. capital losses	6.5	6.5	2018 - Indefinite
State net operating losses and credits	3.8	2.4	2018 - 2036
Less: Unrecognized tax benefits	(3.9)	—
Total	$28.3	$22.8

The establishment of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or other deferred tax assets in future periods. The tax net operating losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

attributable to Brazil and Australia comprise a substantial portion of the non-U.S. net operating loss deferred tax assets and do not expire under local law.
During 2018 and 2017, the net valuation allowance provided against certain deferred tax assets decreased by $0.1 million and increased by $1.7 million, respectively. The change in the total valuation allowance in 2018 and 2017 included a net increase in tax expense of $3.0 million and $0.1 million, respectively, a net change in the overall U.S. dollar value of valuation allowances previously recorded in non-U.S. currencies recorded directly in equity of a net decrease of $3.1 million and a net increase of $1.1 million in 2018 and 2017, respectively. Additionally in 2017, the change in valuation allowance included a net increase of $0.5 million due to the remeasurement of deferred taxes as a result of the Tax Reform Act.
Based upon a review of historical earnings and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes the valuation allowances provided are appropriate. At December 31, 2018, the Company had gross net operating loss carryforwards in U.S. state jurisdictions of $14.1 million and non-U.S. jurisdictions of $72.5 million.
The following is a reconciliation of total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the consolidated financial statements for the years ended December 31, 2018, 2017 and 2016. Approximately $15.1 million, $10.9 million and $11.1 million of these amounts as of December 31, 2018, 2017 and 2016, respectively, relate to permanent items that, if recognized, would impact the reported income tax rate. This amount differs from gross unrecognized tax benefits presented in the table below due to the increase in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2018	2017	2016
Balance at January 1	$10.9	$11.2	$3.8
Additions (reductions) for business acquisitions	6.0	(1.0)	6.3
Additions based on tax positions related to the current year	0.4	2.7	2.8
Additions (reductions) for tax positions of prior years	0.3	(1.5)	0.1
Reductions due to settlements with taxing authorities and the lapse of the applicable statute of limitations	(1.6)	(1.2)	(0.9)
Other changes in unrecognized tax benefits including foreign currency translation adjustments	(0.8)	0.7	(0.9)
Balance at December 31	$15.2	$10.9	$11.2
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recorded a net increase of $0.5 million and $0.1 million during 2018 and 2016, and a net decrease of $0.1 million during 2017 in interest and penalties. In addition, during 2018 and 2016, the balance of accrued interest and penalty was increased for uncertain tax positions related to business acquisitions by $7.7 million and $0.5 million, respectively. During 2018, the total amount of interest and penalty was decreased by $0.5 million as a result of foreign currency translation into U.S. dollars. The total amount of interest and penalties accrued was $8.5 million, $0.8 million and $0.9 million as of December 31, 2018, 2017 and 2016, respectively.
The Company expects the amount of unrecognized tax benefits will change within the next twelve months. It is reasonably possible the Company will record unrecognized tax benefits within the next twelve months in the range of zero to $2.0 million resulting from the possible expiration of certain statutes of limitation and settlement of audits. If recognized, the previously unrecognized tax benefits will be recorded as discrete tax benefits in the interim period in which the items are effectively settled.
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
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The examination of U.S. federal tax returns for all years prior to 2015 have been settled with the Internal Revenue Service or otherwise have essentially closed under the applicable statute of limitations. However, the Company has elected to voluntarily extend the statute of limitations for U.S. federal tax return for 2012 at the request of its prior parent company such that attributes may be adjusted in limited circumstances. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Company is routinely under examination in various state and non-U.S. jurisdictions and in most cases the statute of limitations has not been extended. The Company believes these examinations are routine in nature and are not expected to result in any material tax assessments.

NOTE 8—Reclassifications from OCI

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Details about OCI Components	Amount Reclassified from OCI			Affected Line Item in the Statement Where Net Income Is Presented
	2018	2017	2016
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$2.6	$(5.7)	$(3.0)	Cost of sales
Total before tax	2.6	(5.7)	(3.0)	Income before income taxes
Tax expense (benefit)	(0.8)	1.6	2.2	Income tax provision (benefit)
Net of tax	$1.8	$(4.1)	$(0.8)	Net income

Amortization of defined benefit pension items:
Actuarial loss	$(3.8)	$(4.5)	$(3.0)	Other, net
Prior service credit	0.2	0.3	0.3	Other, net
Total before tax	(3.6)	(4.2)	(2.7)	Income before income taxes
Tax expense	0.7	1.0	0.7	Income tax provision (benefit)
Net of tax	$(2.9)	$(3.2)	$(2.0)	Net income
Total reclassifications for the period	$(1.1)	$(7.3)	$(2.8)

NOTE 9—Financial Instruments and Derivative Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At December 31, 2018, the total carrying value and total fair value of revolving credit agreements and long-term debt, excluding capital leases, was $284.2 million and $281.0 million, respectively. At December 31, 2017, the total carrying value and total fair value of revolving credit agreements and long-term debt, excluding capital leases, was $270.9 million and $272.2 million, respectively.
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
Foreign Currency Derivatives:  The Company held forward foreign currency exchange contracts with a total notional amount of $1.1 billion at December 31, 2018, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner, Mexican pesos, Chinese Renminbi, Brazilian Real and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $860.2 million at December 31, 2017, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner, Mexican pesos and Australian dollars. The fair value of these contracts approximated a net liability of $19.5 million and $2.1 million at December 31, 2018 and 2017, respectively.
For the years ended December 31, 2018 and 2017, there was no material ineffectiveness of forward foreign currency exchange contracts that qualify for hedge accounting. Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2018, $5.0 million of the amount of net deferred loss included in OCI at December 31, 2018 is expected to be reclassified as expense into the Consolidated Statements of Operations over the next twelve months, as the transactions occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on the Term Loan borrowings and one and three-month LIBOR borrowings. The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at December 31, 2018 and 2017:

Notional Amount		Average Fixed Rate
December 31	December 31	December 31	December 31
2018	2017	2018	2017	Term at December 31, 2018
$56.5	$56.5	1.94%	1.94%	Extending to November 2022
83.5	83.5	2.20%	2.20%	Extending to May 2023
—	100.0	—%	1.47%	Extending to December 2018
The fair value of all interest rate swap agreements was a net asset of $1.6 million and $0.8 million at December 31, 2018 and 2017, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2018, $0.5 million of the amount included in OCI is expected to be reclassified as income in the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2018	2017	Balance sheet location	2018	2017
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$0.6	$—	Prepaid expenses and other	$—	$0.1
Long-term	Other non-current assets	1.0	0.7	Other non-current assets	—	—
	Other long-term liabilities	—	—	Other long-term liabilities	—	0.1
Foreign currency exchange contracts
Current	Prepaid expenses and other	2.1	8.3	Prepaid expenses and other	0.4	4.0
	Other current liabilities	3.3	2.8	Other current liabilities	12.8	4.3
Long-Term	Other non-current assets	1.0	3.9	Other non-current assets	0.6	1.3
	Other long-term liabilities	0.5	0.5	Other long-term liabilities	13.8	7.7
Total derivatives designated as hedging instruments		$8.5	$16.2		$27.6	$17.5
Derivatives not designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$—	$0.4	Prepaid expenses and other	$—	$—
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	—	0.1
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.4	0.8	Prepaid expenses and other	0.2	0.4
	Other current liabilities	1.5	0.1	Other current liabilities	0.5	0.8
Total derivatives not designated as hedging instruments		$1.9	$1.3		$0.7	$1.3
Total derivatives		$10.4	$17.5		$28.3	$18.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty at December 31, 2018 and 2017 as recorded in the Consolidated Balance Sheets:

	Derivative Assets as of December 31, 2018				Derivative Liabilities as of December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$1.6	$—	$1.6	$1.6	$—	$—	$—	$—
Foreign currency exchange contracts	2.3	(2.3)	—	—	21.8	(2.3)	19.5	19.5
Total derivatives	$3.9	$(2.3)	$1.6	$1.6	$21.8	$(2.3)	$19.5	$19.5

	Derivative Assets as of December 31, 2017				Derivative Liabilities as of December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$1.0	$(0.2)	$0.8	$0.8	$0.2	$(0.2)	$—	$—
Foreign currency exchange contracts	7.3	(7.3)	—	—	9.4	(7.3)	2.1	2.1
Total derivatives	$8.3	$(7.5)	$0.8	$0.8	$9.6	$(7.5)	$2.1	$2.1
The following table summarizes the pre-tax impact of derivative instruments for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2018	2017	2016		2018	2017	2016		2018	2017	2016
Cash Flow Hedges
Interest rate swap agreements	$2.0	$0.5	$—	Interest expense	$—	$—	$—	Other	$—	$—	$—
Foreign currency exchange contracts	(18.8)	14.1	(15.5)	Cost of sales	2.6	(5.7)	(3.0)	Cost of sales	—	(0.1)	(0.2)
	$(16.8)	$14.6	$(15.5)		$2.6	$(5.7)	$(3.0)		$—	$(0.1)	$(0.2)

Derivatives Not Designated as Hedging Instruments						Location of Gain or (Loss) Recognized in Income on Derivative			Amount of Gain or (Loss) Recognized in Income on Derivative
									2018	2017	2016
Cash flow hedges
Interest rate swap agreements						Other			$0.3	$0.2	$(0.6)
Foreign currency exchange contracts						Cost of sales			(2.3)	2.0	(2.8)
Total									$(2.0)	$2.2	$(3.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 10—Retirement Benefit Plans
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

During 2018, 2017 and 2016, the Company recognized a settlement loss of $1.1 million, $1.0 million and $0.9 million, respectively, resulting from lump-sum distributions exceeding the total projected interest cost for the plan year for its U.S. pension plans.
The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2018	2017	2016
United States Plans
Weighted average discount rates	4.10%	3.40%	3.75%
Expected long-term rate of return on assets	7.50%	7.50%	7.50%
Non-U.S. Plans
Weighted average discount rates	1.13%-2.65%	0.88% - 2.40%	0.86% - 2.50%
Rate of increase in compensation levels	1.50%-2.50%	1.50% - 2.50%	1.50% - 2.50%
Expected long-term rate of return on assets	1.80%-7.00%	1.70% - 7.00%	3.00% - 7.00%
Each year, the assumptions used to calculate the benefit obligation are used to calculate the net periodic pension expense for the following year.
Set forth below is a detail of the net periodic pension expense for the defined benefit plans for the years ended December 31:

	2018	2017	2016
United States Plans
Interest cost	$2.5	$2.7	$3.0
Expected return on plan assets	(4.9)	(4.9)	(5.0)
Amortization of actuarial loss	1.8	1.8	1.6
Amortization of prior service credit	(0.2)	(0.3)	(0.3)
Settlements	1.1	1.0	0.9
Net periodic pension expense (benefit)	$0.3	$0.3	$0.2
Non-U.S. Plans
Service cost	$0.2	$0.2	$0.2
Interest cost	4.0	4.1	5.0
Expected return on plan assets	(10.5)	(9.2)	(8.8)
Amortization of actuarial loss	2.0	2.7	1.4
Net periodic pension expense (benefit)	$(4.3)	$(2.2)	$(2.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31:

	2018	2017	2016
United States Plans
Current year actuarial (gain) loss	$4.8	$(2.0)	$1.6
Amortization of actuarial loss	(1.8)	(1.8)	(1.6)
Amortization of prior service credit	0.2	0.3	0.3
Settlements	(1.1)	(1.0)	(0.9)
Total recognized in other comprehensive income (loss)	$2.1	$(4.5)	$(0.6)
Non-U.S. Plans
Current year actuarial (gain) loss	$18.8	$(13.8)	$20.5
Current year prior service cost	1.9	—	—
Amortization of actuarial loss	(2.0)	(2.7)	(1.4)
Total recognized in other comprehensive income (loss)	$18.7	$(16.5)	$19.1
The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Projected benefit obligation at beginning of year	$74.8	$179.0	$75.7	$165.2
Service cost	—	0.2	—	0.2
Interest cost	2.5	4.0	2.7	4.1
Actuarial (gain) loss	(3.9)	(2.9)	2.9	(1.9)
Benefits paid	(4.4)	(6.4)	(4.5)	(5.8)
Employee contributions	—	0.2	—	0.1
Plan amendments	—	2.0	—	—
Lump sum payments	(2.2)	—	(2.0)	—
Foreign currency exchange rate changes	—	(9.7)	—	17.1
Projected benefit obligation at end of year	$66.8	$166.4	$74.8	$179.0
Accumulated benefit obligation at end of year	$66.8	$165.8	$74.8	$178.4
Change in plan assets
Fair value of plan assets at beginning of year	$71.0	$178.3	$67.2	$138.9
Actual return on plan assets	(3.7)	(12.0)	9.8	20.6
Employer contributions	—	0.8	0.5	9.2
Employee contributions	—	0.2	—	0.1
Benefits paid	(4.4)	(6.4)	(4.5)	(5.8)
Settlements	(2.2)	—	(2.0)	—
Foreign currency exchange rate changes	—	(8.6)	—	15.3
Fair value of plan assets at end of year	$60.7	$152.3	$71.0	$178.3
Funded status at end of year	$(6.1)	$(14.1)	$(3.8)	$(0.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$—	$—	$0.1	$3.8
Noncurrent liabilities	(6.1)	(14.1)	(3.9)	(4.5)
	$(6.1)	$(14.1)	$(3.8)	$(0.7)
Components of accumulated other comprehensive income (loss) consist of:
Actuarial loss	$39.7	$56.9	$37.9	$40.1
Prior service cost (credit)	—	1.8	(0.3)	(0.1)
Deferred taxes	(8.3)	(8.0)	(7.8)	(5.2)
Change in statutory tax rate	(6.0)	(2.0)	(6.0)	(2.0)
Foreign currency translation adjustment	—	2.0	—	2.3
	$25.4	$50.7	$23.8	$35.1
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
Expected amortization of amounts included in accumulated other comprehensive income (loss) to be recognized in net periodic benefit cost in 2019 are:

	Amount	Net of tax
Actuarial loss	$3.9	$3.1
Prior service cost	$0.1	$0.1
The Company expects to contribute $0.8 million to its non-U.S. pension plans in 2019. The Company does not expect to contribute to its U.S. pension plans in 2019.
Pension benefit payments are made from assets of the pension plans. Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plans	Non-U.S. Plans
2019	$6.1	$6.2
2020	5.9	6.2
2021	5.7	6.2
2022	5.6	6.4
2023	5.4	6.8
2024 - 2028	22.7	38.4
	$51.4	$70.2
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
The following is the actual allocation percentage and target allocation percentage for the Company's U.S. pension plan assets at December 31:

	2018 Actual Allocation	2017 Actual Allocation	Target Allocation Range
U.S. equity securities	43.7%	44.8%	36% - 54%
Non-U.S. equity securities	19.0%	20.0%	16% - 24%
Fixed income securities	36.4%	33.9%	30% - 40%
Money market	0.9%	1.3%	0% - 10%
The following is the actual allocation percentage and target allocation percentage for the Company's U.K. pension plan assets at December 31:

	2018 Actual Allocation	2017 Actual Allocation	Target Allocation
U.K. equity securities	20.9%	20.2%	21%
Non-U.K. equity securities	48.0%	49.3%	49%
Fixed income securities	30.4%	27.7%	30%
Money market	0.7%	2.8%	—%
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

	Level 1		Level 2
	2018	2017	2018	2017
U.S. equity securities	$26.5	$31.8	$21.2	$26.1
U.K. equity securities	—	—	28.8	32.8
Non-U.S., non-U.K. equity securities	11.6	14.2	44.8	54.0
Fixed income securities	22.1	24.1	56.5	60.9
Money market	0.5	0.9	1.0	4.5
Total	$60.7	$71.0	$152.3	$178.3

Defined Contribution Plans: The Company has defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. The Company generally matches employee contributions based on plan provisions. In addition, the Company has defined contribution retirement plans whereby the contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

and compensation of the participants. Total costs, including Company contributions, for these plans were $26.5 million, $24.3 million and $21.2 million in 2018, 2017 and 2016, respectively.

NOTE 11—Inventories
Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At December 31, 2018 and 2017, 51% and 49%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, in the United States. The FIFO method is used with respect to all other inventories.
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
Inventories are summarized as follows:

	December 31
	2018	2017
Finished goods and service parts	$248.6	$193.7
Work in process	30.0	19.9
Raw materials	307.0	239.0
Total manufactured inventories	585.6	452.6
LIFO reserve	(52.0)	(40.7)
Total inventory	$533.6	$411.9

NOTE 12—Property, Plant and Equipment, Net
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

Property, plant and equipment, net includes the following:

	December 31
	2018	2017
Land and land improvements	$32.9	$27.4
Plant and equipment	740.0	700.4
Property, plant and equipment, at cost	772.9	727.8
Allowances for depreciation and amortization	(476.7)	(462.4)
	$296.2	$265.4
Total depreciation and amortization expense on property, plant and equipment was $37.4 million, $37.4 million and $34.5 million during 2018, 2017, and 2016, respectively.

NOTE 13—Goodwill and Intangible Assets

The Company evaluates the carrying amount of goodwill and indefinite-lived intangible assets for impairment annually as of May 1st and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. The Company uses either a qualitative or quantitative analysis to determine whether fair value exceeds carrying value. Goodwill impairment testing for 2018 was performed using a quantitative analysis for each reporting unit. As part of the quantitative testing process for goodwill, the Company estimated fair values using a discounted cash flow approach from the perspective of a market participant. Significant estimates in the discounted cash flow approach are cash flow forecasts of the reporting units, the discount rate, the terminal business value and the projected income tax rate. The cash flow forecasts of the reporting units are based upon management’s long-term view of markets and are the forecasts that are used by senior management and the Board of Directors to evaluate operating performance. The discount rate utilized is management’s estimate of what the market’s weighted average cost of capital is for a company with a similar debt rating and stock volatility, as measured by beta. The projected income tax rates utilized are the statutory tax rates for the countries where each reporting unit operates. The terminal business value is determined by applying a business growth factor to the latest year for which a forecast exists. As part of the goodwill quantitative testing process, the Company evaluates whether there are reasonably likely changes to management’s estimates that would have a material impact on the results of the goodwill impairment testing.

The annual testing of goodwill for impairment was conducted as of May 1, 2018. The fair value of each reporting unit was in excess of its carrying value and thus, no impairment exists.

The indefinite-lived intangible assets are the Bolzoni trademarks. Fair values used in testing for potential impairment of the trademarks are calculated by applying an estimated market value royalty rate to the forecasted revenues of the businesses that utilize those assets. The assumed cash flows from this calculation are discounted using Bolzoni’s weighted average cost of capital. The annual testing of indefinite-lived intangibles for impairment was conducted as of May 1, 2018. The fair value of the indefinite-lived intangible assets was in excess of its carrying value and thus, no impairment exists.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table summarizes intangible assets, other than goodwill, recorded in the consolidated balance sheets:

December 31, 2018	Gross Carrying Amount	Accumulated Amortization	Net Balance
Intangible assets not subject to amortization
Trademarks	$17.2	$—	$17.2
Intangible assets subject to amortization
Customer and contractual relationships	39.5	(10.0)	29.5
Patents and technology	20.9	(4.9)	16.0
Trademarks	5.4	(0.4)	5.0
Total	$83.0	$(15.3)	$67.7
December 31, 2017	Gross Carrying Amount	Accumulated Amortization	Net Balance
Intangible assets not subject to amortization
Trademarks	$18.0	$—	$18.0
Intangible assets subject to amortization
Customer and contractual relationships	$30.5	$(6.4)	$24.1
Patents and technology	16.5	(3.1)	13.4
Trademarks	0.6	—	0.6
Total	$65.6	$(9.5)	$56.1

As further described in Note 12, in 2017 the Company recognized a $1.2 million impairment charge for Nuvera consisting of $0.8 million and $0.4 million for patents and technology and trademarks, respectively.

Amortization expense for intangible assets, which is recognized on a straight-line basis over the estimated useful life of the related asset, was $6.6 million and $5.7 million in 2018 and 2017, respectively. Expected annual amortization expense of other intangible assets, based upon December 31, 2018 U.S. dollar values, for the next five years is as follows: $6.0 million in 2019, $5.9 million in 2020, $4.8 million in 2021, $4.3 million in 2022 and $4.2 million in 2023. The weighted-average amortization period for intangible assets is as follows:

Intangible assets subject to amortization	Weighted-Average Useful Lives (Years)
Customer relationships	13
Engineering drawings	8
Non-compete agreement	1
Patents	7
Trademarks	19

The following table summarizes goodwill by segment as of December 31, 2018 and 2017:

	Carrying Amount of Goodwill
	Americas	EMEA	JAPIC	Bolzoni	Total
Balance at January 1, 2017	$1.7	$—	$—	$49.0	$50.7
Additions	—	0.8	—	1.0	1.8
Foreign currency translation	—	—	—	6.6	6.6
Balance at December 31, 2017	$1.7	$0.8	$—	$56.6	$59.1
Additions	—	0.3	55.1	—	55.4
Foreign currency translation	—	—	(3.6)	(2.6)	(6.2)
Balance at December 31, 2018	$1.7	$1.1	$51.5	$54.0	$108.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 14—Current and Long-Term Financing
The following table summarizes available and outstanding borrowings:

	December 31
	2018	2017
Total outstanding borrowings:
Revolving credit agreements	$13.3	$6.1
Term loan, net	181.3	190.9
Other debt	89.6	73.9
Capital lease obligations	17.3	19.8
Total debt outstanding	$301.5	$290.7
Plus: discount on term loan and unamortized deferred financing fees	3.7	4.1
Total debt outstanding, gross	$305.2	$294.8
Current portion of borrowings outstanding	$91.4	$74.5
Long-term portion of borrowings outstanding	$210.1	$216.2
Total available borrowings, net of limitations, under revolving credit agreements	$217.5	$218.8
Unused revolving credit agreements	$204.2	$212.7
Weighted average stated interest rate on total borrowings	5.0%	5.2%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements)	4.0%	3.9%
Annual maturities of total debt, excluding capital leases, are as follows:

2019	$85.6
2020	26.8
2021	14.7
2022	15.6
2023	145.2
Thereafter	—
$287.9
Interest paid on total debt was $15.0 million, $13.6 million and $5.6 million during 2018, 2017 and 2016, respectively.

The Company has a $200.0 million secured, floating-rate revolving credit facility (the "Facility") that expires in April 2022. There were $10.0 million of borrowings outstanding under the Facility at December 31, 2018. The availability under the Facility, at December 31, 2018, was $185.9 million, which reflects reductions of $4.1 million for letters of credit and other restrictions. The Facility consists of a U.S. revolving credit facility in the amount of $120.0 million and a non-U.S. revolving credit facility of $80.0 million. The Facility can be increased up to $300.0 million, subject to limits in the Term Loan (defined below), over the term of the agreement in minimum increments of $10.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory and a second lien on the Term Loan Collateral (defined below). The approximate book value of assets held as collateral under the Facility was $950 million as of December 31, 2018.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, as of December 31, 2018, for U.S. base rate loans and LIBOR loans were 0.25% and 1.25%, respectively. The applicable margins, as of December 31, 2018, for non-U.S. base rate loans and LIBOR loans was 1.25%. The applicable LIBOR interest rates under the Facility on December 31, 2018 were 2.44% and 1.25%, respectively, for the U.S. and non-U.S. facility including the applicable floating rate margin. The Facility also required the payment of a fee of 0.350% per annum on the unused commitment as of December 31, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as defined in the Facility, and limits the payment of dividends. If availability for both total and U.S. revolving credit facilities on a pro forma basis, is greater than fifteen percent and less than or equal to twenty percent, the Company may pay dividends subject to achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the availability is greater than twenty percent for both total and U.S. revolving credit facilities on a pro forma basis, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the U.S. revolver commitments, as defined in the Facility. At December 31, 2018, the Company was in compliance with the covenants in the Facility.

In 2017, the Company entered into an agreement for a $200.0 million term loan (the "Term Loan"), which matures in May 2023. The Term Loan requires quarterly principal payments on the last business day of each March, June, September and December in an amount equal to $2.5 million. Payments commenced in September 2017 and the final principal repayment is due on May 30, 2023. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At December 31, 2018, there was $185.0 million of principal outstanding under the Term Loan which has been reduced in the Consolidated Balance Sheet by $3.7 million of discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property (collectively, the "Term Loan Collateral") and a second lien on the remaining collateral of the U.S. borrowers in the Facility. The approximate book value of assets held as collateral under the Term Loan was $610 million as of December 31, 2018.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin, as provided in the Term Loan, is 2.25% for U.S. base rate loans and 3.25% for Eurodollar loans. The interest rate on the amount outstanding under the Term Loan at December 31, 2018 was 5.77%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of regularly scheduled dividends and other restricted payments to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 1.75 to 1.00 at the time of the payment. At December 31, 2018, the Company was in compliance with the covenants in the Term Loan.

The Company incurred fees and expenses of $0.6 million, $4.7 million and 1.7 million in 2018, 2017 and 2016, respectively. These fees related to the amendment to the Facility and entry into the Term Loan. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.

The Company had other debt outstanding, excluding capital leases, of approximately $92.9 million at December 31, 2018. In addition to the excess availability under the Facility, the Company had remaining availability of $18.3 million related to other non-U.S. revolving credit agreements.

NOTE 15—Leasing Arrangements
The Company leases certain office, manufacturing and warehouse facilities and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2034. Many leases include renewal and/or fair value purchase options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Future minimum capital and operating lease payments at December 31, 2018 are:

	Capital Leases	Operating Leases
2019	$7.1	$22.2
2020	6.0	18.1
2021	3.4	14.0
2022	1.0	11.2
2023	0.7	8.2
Subsequent to 2023	—	30.2
Total minimum lease payments	18.2	$103.9
Amounts representing interest	0.9
Present value of net minimum lease payments	17.3
Current maturities	6.7
Long-term capital lease obligation	$10.6
Rental expense for all operating leases was $23.0 million, $22.5 million and $17.3 million for 2018, 2017 and 2016, respectively. The Company also recognized $7.0 million, $7.9 million and $5.3 million in rental income on subleases of equipment for 2018, 2017 and 2016, respectively. These subleases were primarily related to lift trucks in which the Company records revenues over the term of the lease in accordance with the rental agreements with its customers. The sublease rental income for these lift trucks is included in “Revenues” and the related rent expense is included in “Cost of sales” in the Consolidated Statements of Operations for each period. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of December 31, 2018 are $26.0 million.
Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2018	2017
Plant and equipment	$38.7	$35.9
Less accumulated amortization	(13.5)	(10.4)
	$25.2	$25.5
Amortization of plant and equipment under capital leases is included in depreciation expense. Capital lease obligations of $4.7 million, $0.2 million and $12.8 million were incurred in connection with lease agreements to acquire machinery and equipment during 2018, 2017 and 2016, respectively.

NOTE 16—Product Warranties

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

	2018	2017
Balance at January 1	$51.0	$52.3
Current year warranty expense	34.8	32.2
Change in estimate related to pre-existing warranties	(0.8)	(8.9)
Payments made	(27.2)	(26.5)
Foreign currency effect	(0.9)	1.9
Balance at December 31	$56.9	$51.0

NOTE 17—Contingencies

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

NOTE 18—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at December 31, 2018 and 2017 were $192.7 million and $203.5 million, respectively. As of December 31, 2018, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at December 31, 2018 was approximately $245.7 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of December 31, 2018, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $48.4 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $14.0 million as of December 31, 2018. The $48.4 million is included in the $192.7 million of total amounts subject to recourse or repurchase obligations at December 31, 2018.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At December 31, 2018, approximately $163.1 million of the Company's total recourse or repurchase obligations of $192.7 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At December 31, 2018, loans from WF

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

to HYGFS totaled $1.2 billion. Although the Company’s contractual guarantee was $244.0 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $163.1 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $218.3 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $294.1 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at December 31, 2018:

	HYGFS	Total
Total recourse or repurchase obligations	$163.1	$192.7
Less: exposure limited for certain dealers	48.4	48.4
Plus: 7.5% of original loan balance	14.0	14.0
	128.7	158.3
Incremental obligation related to guarantee to WF	218.3	218.3
Total exposure related to guarantees	$347.0	$376.6

NOTE 19—Equity Investments and Related Party Transactions
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
Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt financing to dealers and lease financing to both dealers and customers. HYGFS’ total purchases of Hyster® and Yale® lift trucks from dealers, and directly from the Company such that HYGFS could provide retail lease financing to customers for the years ended December 31, 2018, 2017 and 2016 were $536.2 million, $475.9 million and $438.8 million, respectively. Of these amounts, $79.5 million, $71.1 million and $69.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, were invoiced directly from the Company to HYGFS so that the customer could obtain operating lease financing from HYGFS. Amounts receivable from HYGFS were $11.2 million and $10.4 million at December 31, 2018 and 2017, respectively. The Company provides recourse for certain financing provided by HYGFS to its dealers and customers. In addition, the Company also provides a guarantee to WF for their portion of HYGFS' debt. Refer to Note 18 for additional details relating to the guarantees provided to WF.
In addition to providing financing to dealers, HYGFS provides operating lease financing to the Company. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain customers whereby the Company sells lift trucks to HYGFS, leases these lift trucks back under an operating lease agreement and then subleases those lift trucks to customers under an operating lease agreement. Total obligations to HYGFS under the operating lease agreements were $15.5 million and $15.8 million at December 31, 2018 and 2017, respectively. In addition, the Company provides certain subsidies to its dealers that are paid directly to HYGFS. Total subsidies were $5.0 million, $3.3 million and $2.8 million for 2018, 2017 and 2016, respectively.

The Company provides certain services to HYGFS for which it receives compensation under the terms of the joint venture agreement. The services consist primarily of administrative functions and remarketing services. Total income recorded by the Company related to these services was $8.0 million in 2018, $9.5 million in 2017 and $9.8 million in 2016.
The Company has a 50% ownership interest in SN, a limited liability company that was formed primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®- branded lift trucks and related components and service parts outside of Japan. The Company purchases products from SN under agreed-upon terms. The Company’s ownership in SN is also accounted for using the equity method of accounting and is included in the JAPIC segment. The Company purchases products from SN under normal trade terms based on current market prices. In 2018, 2017 and 2016, purchases from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

SN were $65.4 million, $46.8 million and $55.0 million, respectively. Amounts payable to SN at December 31, 2018 and 2017 were $21.3 million and $18.1 million, respectively.
The Company recognized income of $0.4 million, $0.4 million and $0.5 million for payments from SN for use of technology developed by the Company which is included in “Revenues” in the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, respectively.
Summarized unaudited financial information for equity investments is as follows:

	2018	2017	2016
Statement of Operations
Revenues	$413.0	$350.3	$326.7
Gross profit	$126.9	$111.9	$103.4
Income from continuing operations	$36.7	$127.2	$25.5
Net income	$36.7	$127.2	$25.5
Balance Sheet
Current assets	$130.9	$125.3
Non-current assets	$1,609.7	$1,484.0
Current liabilities	$123.5	$120.7
Non-current liabilities	$1,431.2	$1,241.6
The results of HYGFS for 2017, which are included in the table above, include a provisional benefit of $99.2 million related to the Tax Reform Act, of which the Company recognized $19.8 million under the equity method of accounting for HYGFS.
At December 31, 2018 and 2017, the investment in HYGFS was $20.6 million and $35.2 million, respectively, the investment in SN was $41.3 million and $36.8 million, respectively, and Bolzoni's investment in unconsolidated affiliates was $0.5 million and $0.5 million, respectively. The investments are included in “Investment in Unconsolidated Affiliates” in the Consolidated Balance Sheets. The Company received dividends of $20.1 million, $2.4 million and $4.8 million from HYGFS in 2018, 2017 and 2016, respectively. The Company received dividends of $2.1 million, $0.4 million and $0.3 million from SN in 2018, 2017 and 2016, respectively.

During 2018, the Company entered into a non-cash transaction to sell substantially all of Nuvera's PowerTap® hydrogen generator assets to a third-party, OneH2, Inc. ("OneH2"). In exchange, among other things, the Company received an approximately 14% ownership interest in OneH2. The Company accounts for this investment as an equity investment without a readily determinable fair value. The Company's investment was $9.1 million as of December 31, 2018. There has been no change in the value of the investment during 2018.

During 2017, the Company acquired an equity investment in a third party, Balyo SA, for $5.6 million. This investment is accounted for as an available-for-sale security and valued using a quoted market price in an active market, or Level 1 in the fair value hierarchy. The Company's investment as of December 31, 2018 was $4.1 million, which includes a $5.1 million loss for the year ended December 31, 2018 and is included on the line "Other" in the "Other (income) expense" section of the Consolidated Statements of Operations. The Company's investment as of December 31, 2017 was $9.4 million, which includes a $3.3 million unrealized gain ($2.8 million net of tax) that was recorded in OCI in the Consolidated Balance Sheet. See Note 2 for the discussion of the change in accounting guidance for financial instruments on January 1, 2018.

NOTE 20—Acquisitions

On December 6, 2017, the Company's indirect wholly owned subsidiary, Hyster-Yale Acquisition Holding Ltd. ("Acquisition Co."), entered into an Equity Transfer Agreement ("ETA") with KNSN Pipe & Pile Company Limited ("KNSN"), pursuant to which Acquisition Co. agreed to purchase 75% of the equity interest of Zhejiang Maximal Forklift Co., Ltd. ("Maximal") from KNSN for an aggregate purchase price of $90.0 million. After the closing under the ETA, the remaining 25% of the equity interest of Maximal is owned by senior management of Maximal, through Y-C Hong Kong Holding Company Limited ("HK Holding Co."). Maximal is a manufacturer of utility and standard lift trucks and specialized materials handling equipment founded in 2006 in the Hangzhou, Zhejiang Province of China.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Under the terms of the ETA, upon the closing on June 1, 2018, the Company paid $81.0 million to a jointly-controlled bank account under the name of KNSN, and KNSN was only allowed to use such amount to repay intercompany indebtedness owed by KNSN to Maximal and to remove existing related-party guarantees provided by Maximal. Any balance amount remaining after fulfilling the specified purposes will belong to KNSN. The Maximal balance sheet as of June 1, 2018 includes $65.7 million of receivables from KNSN included in other receivables in the table below, which were collected during June 2018 in accordance with the ETA. The proceeds were used by Maximal to repay $59.9 million of short-term debt during June 2018. In addition, upon the closing of the acquisition, the Company paid $9.0 million to an escrow account, which will be released to KNSN in two installments. The first installment of $2.7 million will be released on the second anniversary of the closing and the second installment of $6.3 million will be released on the third anniversary of the closing, subject to a number of conditions. KNSN is obligated to indemnify the Company from and against any breach of representations and warranties and any liabilities and losses associated with the pre-closing operations of Maximal.

In addition, the Company signed an incentive agreement with Mr. Jin Hong Lu, a key member of senior management of Maximal and the majority shareholder of KNSN. Pursuant to this agreement, the Company will pay $10.0 million to Mr. Lu by the third anniversary of the closing under the ETA, provided that Mr. Lu, his immediate family members and any affiliates fully comply with the non-competition, conflict of interest, non-solicitation, and compliance covenants set forth in the agreement. The Company has recorded a liability of $1.9 million related to the incentive agreement as of December 31, 2018.

Pursuant to the terms of the ETA, Mr. Lu signed and issued a Guarantee and Undertaking Letter for the benefit of the Company, guaranteeing KNSN’s performance of all terms under the ETA. In the case of any breach of the ETA by KNSN, Mr. Lu shall be liable and shall indemnify the Company against any losses arising from such breach in accordance with the ETA and applicable laws.

The Company accounted for the acquisition of 75% equity interest of Maximal using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed to be recognized at their respective fair values as of the acquisition date. In addition, the cash consideration paid was finalized with KNSN during September 2018 and the Company paid an additional $3.2 million of consideration for working capital, cash and debt adjustments. The Company has not yet finalized its analysis of the fair value of income taxes, thus the allocation of the purchase price is preliminary and may change in future periods as fair value estimates of the assets acquired and liabilities assumed are refined during the measurement period. The Company will complete the purchase price allocation no later than the second quarter of 2019.

The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed of Maximal as of June 1, 2018:

Cash	$15.3
Accounts receivable	13.2
Other receivables	68.9
Inventories	22.1
Property, plant and equipment	38.6
Intangible assets	21.4
Other assets	14.3
Total assets acquired	$193.8
Accounts payable	20.3
Short-term debt	77.6
Long-term deferred tax liabilities	8.5
Other liabilities	21.1
Total liabilities assumed	$127.5
Noncontrolling interest	28.2
Net assets acquired	$38.1
Purchase price	93.2
Goodwill	$55.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Acquired Intangible Assets	Preliminary Fair Value	Preliminary Weighted-Average Useful Lives (Years)	Valuation Method
Customer relationships	$10.7	20	Excess Earnings
Patents	5.6	7	Relief from Royalty
Trademarks	5.1	20	Relief from Royalty
Total	$21.4

The fair value of accounts receivable acquired was $13.2 million with the gross contractual amount being $13.2 million. At the time of the acquisition, the Company expected to collect all accounts receivable. The $55.1 million of goodwill was assigned to the JAPIC segment. The goodwill recognized is attributable primarily to expected synergies, production and design capability and the distribution network of Maximal. None of the goodwill is expected to be deductible for income tax purposes. The results of Maximal’s operations have been included in the consolidated financial statements since the acquisition date and are reflected in the JAPIC segment. Subsequent to the acquisition, Maximal recorded $48.9 million, $4.8 million and $1.4 million of revenues, operating loss and net loss attributable to stockholders, respectively, for the year ended December 31, 2018. Pro forma information has not been presented as it would not be materially different from historical reported results of operations.

The Company recognized $3.3 million, $2.5 million and $6.6 million of acquisition-related costs, which are included in the Americas segment during 2018, 2017 and 2016, respectively. These costs are included in the line “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2018, 2017 AND 2016

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe (A)	Deductions — Describe		Balance at End of Period
	(In millions)
2018
Reserves deducted from asset accounts:
Allowance for doubtful accounts (B)	$8.7	$1.9	$(0.9)	$—	(C)	$9.7
2017
Reserves deducted from asset accounts:
Allowance for doubtful accounts (B)	$14.9	$0.2	$1.1	$7.5	(C)	$8.7
2016
Reserves deducted from asset accounts:
Allowance for doubtful accounts (B)	$12.8	$6.3	$(2.7)	$1.5	(C)	$14.9

(A)	Foreign currency translation adjustments and other.

(B)	Includes allowance of receivables classified as long-term of $4.3 million, $5.0 million and $4.6 million in 2018, 2017 and 2016, respectively.

(C)	Write-offs, net of recoveries.