Form 10-Q
period 2019-03-31
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2019-04-30
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Number of shares of Class A Common Stock outstanding at April 26, 2019: 12,780,942
Number of shares of Class B Common Stock outstanding at April 26, 2019: 3,875,320

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2019	DECEMBER 31 2018
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$55.7	$83.7
Accounts receivable, net	485.4	465.5
Inventories, net	588.9	533.6
Prepaid expenses and other	54.9	48.8
Total Current Assets	1,184.9	1,131.6
Property, Plant and Equipment, Net	295.2	296.2
Intangible Assets, Net	65.6	67.7
Goodwill	108.7	108.3
Deferred Income Taxes	27.9	26.3
Investment in Unconsolidated Affiliates	73.4	75.6
Other Non-current Assets	116.0	36.4
Total Assets	$1,871.7	$1,742.1
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$458.3	$415.5
Accounts payable, affiliates	21.7	21.3
Revolving credit facilities	28.7	13.3
Current maturities of long-term debt	76.9	78.1
Accrued payroll	38.3	56.3
Deferred revenue	56.3	37.6
Other current liabilities	178.1	154.1
Total Current Liabilities	858.3	776.2
Long-term Debt	203.8	210.1
Self-insurance Liabilities	24.6	25.2
Pension Obligations	20.9	23.1
Deferred Income Taxes	17.4	17.8
Other Long-term Liabilities	195.3	130.2
Total Liabilities	1,320.3	1,182.6
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 12,775,846 shares outstanding (2018 - 12,682,755 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,875,498 shares outstanding (2018 - 3,877,967 shares outstanding)	0.1	0.1
Capital in excess of par value	317.4	321.5
Treasury stock	(17.1)	(24.1)
Retained earnings	410.8	407.3
Accumulated other comprehensive loss	(191.8)	(177.5)
Total Stockholders' Equity	519.5	527.4
Noncontrolling Interests	31.9	32.1
Total Equity	551.4	559.5
Total Liabilities and Equity	$1,871.7	$1,742.1

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2019	2018
	(In millions, except per share data)
Revenues	$834.8	$788.5
Cost of sales	708.6	656.4
Gross Profit	126.2	132.1
Operating Expenses
Selling, general and administrative expenses	122.8	112.9
Operating Profit	3.4	19.2
Other (income) expense
Interest expense	4.5	4.0
Income from unconsolidated affiliates	(2.7)	(2.8)
Other	(3.1)	(1.8)
	(1.3)	(0.6)
Income Before Income Taxes	4.7	19.8
Income tax provision	1.5	4.9
Net Income	3.2	14.9
Net loss attributable to noncontrolling interests	0.2	—
Net Income Attributable to Stockholders	$3.4	$14.9

Basic Earnings per Share	$0.20	$0.90
Diluted Earnings per Share	$0.20	$0.90

Dividends per Share	$0.3100	$0.3025

Basic Weighted Average Shares Outstanding	16.607	16.506
Diluted Weighted Average Shares Outstanding	16.679	16.568

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED
	MARCH 31
	2019	2018
	(In millions)
Net Income	$3.2	$14.9
Other comprehensive income (loss)
Foreign currency translation adjustment	(2.3)	9.8
Current period cash flow hedging activity	(9.8)	13.0
Reclassification of hedging activities into earnings	0.8	0.8
Reclassification of pension into earnings	0.9	0.7
Comprehensive Income (Loss)	$(7.2)	$39.2
Other comprehensive (income) loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests	(0.2)	—
Foreign currency translation adjustment attributable to noncontrolling interests	—	(0.2)
Comprehensive Income (Loss) Attributable to Stockholders	$(7.4)	$39.0

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2019	2018
	(In millions)
Operating Activities
Net income	$3.2	$14.9
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	11.2	11.4
Amortization of deferred financing fees	0.4	0.4
Deferred income taxes	—	(0.1)
Stock-based compensation	3.1	0.7
Dividends from unconsolidated affiliates	5.1	22.2
Other non-current liabilities	(1.2)	1.2
Other	(3.5)	—
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	(26.8)	(10.6)
Inventories	(58.9)	(13.1)
Other current assets	(6.5)	(4.4)
Accounts payable	46.5	26.3
Other current liabilities	5.0	(20.4)
Net cash provided by (used for) operating activities	(22.4)	28.5
Investing Activities
Expenditures for property, plant and equipment	(8.6)	(7.4)
Proceeds from the sale of assets	0.6	0.4
Net cash used for investing activities	(8.0)	(7.0)
Financing Activities
Additions to long-term debt	16.7	8.9
Reductions of long-term debt	(23.3)	(17.1)
Net change to revolving credit agreements	15.5	0.1
Cash dividends paid	(5.2)	(5.0)
Other	(0.1)	(1.2)
Net cash provided by (used for) financing activities	3.6	(14.3)
Effect of exchange rate changes on cash	(1.2)	0.8
Cash and Cash Equivalents
Increase (decrease) for the period	(28.0)	8.0
Balance at the beginning of the period	83.7	220.1
Balance at the end of the period	$55.7	$228.1

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain on AFS Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance, December 31, 2017	$0.1	$0.1	$(31.5)	$323.8	$389.1	$(58.5)	$2.8	$(1.5)	$(58.9)	$565.5	$6.9	$572.4
Cumulative effect of change in accounting	—	—	—	—	3.9	—	(2.8)	—	—	1.1	—	1.1
Stock-based compensation	—	—	—	0.7	—	—	—	—	—	0.7	—	0.7
Stock issued under stock compensation plans	—	—	7.0	(7.0)	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.6)	—	—	—		—	—	(0.6)	—	(0.6)
Net income	—	—	—	—	14.9	—	—	—	—	14.9	—	14.9
Cash dividends	—	—	—	—	(5.0)	—	—	—	—	(5.0)	—	(5.0)
Current period other comprehensive income	—	—	—	—	—	9.8	—	13.0	—	22.8	—	22.8
Reclassification adjustment to net income	—	—	—	—	—	—	—	0.8	0.7	1.5	—	1.5
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.2	0.2
Balance, March 31, 2018	$0.1	$0.1	$(25.1)	$317.5	$402.9	$(48.7)	$—	$12.3	$(58.2)	$600.9	$7.1	$608.0

Balance, December 31, 2018	$0.1	$0.1	$(24.1)	$321.5	$407.3	$(85.9)	$—	$(15.5)	$(76.1)	$527.4	$32.1	$559.5
Cumulative effect of change in accounting	—	—	—	—	5.3	—	—	0.9	(4.8)	1.4	—	1.4
Stock-based compensation	—	—	—	3.1	—	—	—	—	—	3.1	—	3.1
Stock issued under stock compensation plans	—	—	7.2	(7.2)	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.2)	—	—	—		—	—	(0.2)	—	(0.2)
Net income (loss)	—	—	—	—	3.4	—	—	—	—	3.4	(0.2)	3.2
Cash dividends	—	—	—	—	(5.2)	—	—	—	—	(5.2)	—	(5.2)
Current period other comprehensive income (loss)	—	—	—	—	—	(2.3)	—	(9.8)	—	(12.1)	—	(12.1)
Reclassification adjustment to net income	—	—	—	—	—	—	—	0.8	0.9	1.7	—	1.7
Balance, March 31, 2019	$0.1	$0.1	$(17.1)	$317.4	$410.8	$(88.2)	$—	$(23.6)	$(80.0)	$519.5	$31.9	$551.4

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
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

The Company operates Bolzoni S.p.A. ("Bolzoni"). Bolzoni is a leading worldwide producer and distributor of attachments, forks and lift tables marketed under the Bolzoni Auramo® and Meyer® brand names. Bolzoni products are manufactured in the United States, Italy, China, Germany and Finland. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift-truck attachments and industrial material handling.

In 2018, the Company announced, as part of a plan to expand Bolzoni's capabilities in the United States, Bolzoni's North America attachment manufacturing would be moved into HYG's Sulligent, Alabama manufacturing facility over the course of 2019. As a result, effective January 1, 2019, the Sulligent facility became a Bolzoni facility. Accordingly, the results of the Sulligent facility for the first quarter of 2019 have been included in the Bolzoni segment. In addition, the Company reclassified the historical results of operations of the Sulligent facility for 2018 in this Quarterly Report on Form 10-Q.

The Company operates Nuvera Fuel Cells, LLC ("Nuvera"). Nuvera is an alternative-power technology company focused on hydrogen fuel-cell stacks and engines.

The Company owns a 75% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"). Hyster-Yale Maximal is a Chinese manufacturer of utility and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal designs, manufactures, services and distributes Class 1 electric and Class 5 internal combustion engine counterbalance utility and standard platforms, and Class 2 and Class 3 electric warehouse products for both the local China and global markets under the Hyster®, Yale®, Utilev®, Maximal and SAMUK brands. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets. The results of Hyster-Yale Maximal are included in the JAPIC segment since the date of acquisition. There have been no changes in the purchase price allocation for Hyster-Yale Maximal during the first quarter of 2019. The Company will complete the purchase price allocation in the second quarter of 2019.

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2019 and the results of its operations for the three months ended March 31, 2019 and 2018, and the results of its cash flows and changes in equity for the three months ended March 31, 2019 and 2018 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

The accompanying unaudited condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.
Reclassification:  Certain amounts in the prior period’s unaudited condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

Note 2—Recently Issued Accounting Standards

The following table provides a brief description of recent accounting pronouncements adopted January 1, 2019. Unless otherwise noted, the adoption of these standards did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

Standard	Description
Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842)(Subsequent ASUs have been issued in 2017, 2018 and 2019 to update or clarify this guidance)
The guidance requires lessees (with the exception of short-term leases) to recognize, at the commencement date, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. See Note 4 for additional information.

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

ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("OCI")
The guidance provides an election to reclassify the stranded tax effects resulting from the Tax Reform Act from OCI to retained earnings. In addition, the guidance requires new disclosures regarding the election to adopt and the manner in which tax effects remaining in OCI are released. The Company adopted the standard on January 1, 2019 and recorded a cumulative adjustment to retained earnings of $3.9 million for income tax benefits stranded in OCI resulting from the Tax Reform Act.

ASU 2018-07, Compensation-Stock Compensation (Topic 718)	The guidance addresses the accounting for non-employee share-based payment transactions.
ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes
The guidance permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes in addition to treasury obligations of the U.S. government, the LIBOR swap rate, the OIS rate based on the Federal Funds Effective Rate, and the Securities Industry and Financial Markets Association Municipal Swap Rate.

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
		January 1, 2020	The Company is currently evaluating the guidance and the effect on its financial position, results of operations, cash flows and related disclosures.

Standard	Description	Required Date of Adoption	Effect on the financial statements or other significant matters
ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606	The guidance clarifies the accounting for collaborative arrangements in conjunction with the adoption of "Revenue from Contracts with Customers (Topic 606)."	January 1, 2020	The Company is currently evaluating the guidance and the effect on its financial position, results of operations, cash flows and related disclosures.
ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	The guidance removes the second step of the two-step test for the measurement of goodwill impairment.	January 1, 2020	The Company is currently evaluating the timing of adoption and the effect on its current impairment testing process.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	The guidance removes, modifies and adds certain disclosures relating to fair value measurements.	January 1, 2020	The Company is currently evaluating the guidance and the effect on its financial position, results of operations, cash flows and related disclosures.
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

The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title and risks and rewards of ownership have transferred to the customer. Revenues for service contracts are recognized as the services are provided.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the first quarter of 2019 and 2018.

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

The following table disaggregates revenue by category:

	THREE MONTHS ENDED
	MARCH 31, 2019
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$284.5	$153.8	$54.8	$—	$—	$—	$493.1
Direct customer sales	120.1	4.0	—	—	—	—	124.1
Aftermarket sales	100.9	25.9	8.3	—	—	—	135.1
Other	29.0	6.4	0.3	91.8	4.5	(49.5)	82.5
Total Revenues	$534.5	$190.1	$63.4	$91.8	$4.5	$(49.5)	$834.8

	THREE MONTHS ENDED
	MARCH 31, 2018
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$301.9	$165.3	$40.0	$—	$—	$—	$507.2
Direct customer sales	81.7	1.7	—	—	—	—	83.4
Aftermarket sales	87.6	27.0	9.2	—	—	—	123.8
Other	24.7	3.9	0.3	89.5	0.6	(44.9)	74.1
Total Revenues	$495.9	$197.9	$49.5	$89.5	$0.6	$(44.9)	$788.5
Dealer sales are recognized when the Company transfers control based on the shipping terms of the contract, which is generally when the truck is shipped from the manufacturing facility to the dealers. The majority of direct customer sales are to National Account customers. In these transactions, the Company transfers control and recognizes revenue when it delivers the product to the customer according to the terms of the contract. Aftermarket sales represent parts sales, extended warranty and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract, which reflects the costs to perform under these contracts and corresponds with, and thereby depicts, the transfer of control to the customer. Bolzoni revenue from external customers is primarily the sale of attachments to customers. In these transactions, the Company transfers control and recognizes revenue according to the shipping terms of the contract. In the United States, Bolzoni also has revenue for sales of forklift components to HYG plants. Nuvera's revenues include the sale of battery box replacement ("BBR") units to HYG for sale to a dealer and development funding from third-party development agreements. In all revenue transactions, the Company receives cash equal to the invoice price and amount of consideration received and the revenue recognized may vary with changes in marketing incentives. Intercompany revenues between Bolzoni, Nuvera and the lift truck business have been eliminated.

Deferred Revenue: The Company defers revenue for transactions that have not met the criteria for recognition at the time payment is collected, including extended warranties and maintenance contracts. In addition, for certain products, services and customer types, the Company collects payment prior to the transfer of control to the customer.

Deferred Revenue
Balance, December 31, 2018	$61.8
Customer deposits and billings	28.0
Revenue recognized	(9.3)
Balance, March 31, 2019	$80.5

Note 4—Leases

On January 1, 2019, the Company adopted Accounting Standards Codification ("ASC") Topic 842, "Leases" ("new lease standard"). The new lease standard was adopted using the optional transition method approach that allows for the cumulative effect adjustment to be recorded without restating prior periods. The Company has elected the practical expedient package related to the identification, classification and accounting for initial direct costs whereby prior conclusions do not have to be reassessed for leases that commenced before the effective date. As the Company will not reassess such conclusions, the Company has not adopted the practical expedient to use hindsight to determine the likelihood of whether a lease will be extended or terminated or whether a purchase option will be exercised.

The Company's adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The Company's accounting for finance leases (formerly referred to as capital leases prior to the adoption of the new lease standard) remained substantially unchanged. The impact of the adoption of the new lease standard included the recognition of right-of-use ("ROU") assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of approximately $82.7 million and $80.8 million, respectively, as of January 1, 2019. The $80.8 million is net of $6.2 million of lease related liabilities which had been recorded under previous accounting standards and have been reclassified as a contra-asset under the new standard. In addition, a cumulative adjustment was recorded to increase retained earnings by $1.4 million as of January 1, 2019, for certain sales-leaseback transactions for which profit recognition was deferred previously under accounting standards but is no longer deferred under the new lease standard. The new lease standard did not materially affect the Company's consolidated net earnings and had no impact on cash flows as of March 31, 2019.

As of January 1, 2019, the cumulative effect on the Company’s unaudited condensed consolidated balance sheet for the adoption of the new lease standard was as follows:

	Balance at December 31, 2018	Adjustments due to New Lease Standard	Balance at January 1, 2019
Other non-current assets	$36.4	$82.7	$119.1
Deferred income tax assets	26.3	(0.5)	25.8
Other current liabilities	154.1	16.3	170.4
Other long-term liabilities	130.2	64.5	194.7
Retained earnings	407.3	1.4	408.7
In accordance with the new lease standard, the Company determines if an arrangement contains a lease and the classification of that lease, if applicable, at inception. The Company has elected to not recognize a lease liability or ROU asset for short-term leases (leases with an initial term of twelve months or less). For contracts with lease and non-lease components, the Company has elected not to allocate the contract consideration, and to account for the lease and non-lease components as a single lease component. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments under the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The implicit rate within the operating leases are generally not determinable and the Company has obtained rates from third-party financiers for relevant geographies, currencies and lease terms to determine the incremental borrowing rate at the date of adoption of the new lease standard and at the inception of new leases. The operating lease ROU asset also includes any lease prepayments, offset by lease incentives. Certain of the Company's leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain the Company will exercise that option. An option to terminate is also considered in connection with determining the ROU asset and lease liability unless it is reasonably certain the Company will not exercise the option. Lease expense for operating lease payments is recognized on a straight-line basis over the term of the lease.

As of March 31, 2019, the Company has the following amounts recorded on the Company's unaudited condensed consolidated balance sheet:

	Location on Balance Sheet	March 31, 2019
Assets
Operating lease assets	Other non-current assets	$81.1
Finance lease assets	Property, plant and equipment, net	24.5
Total		$105.6
Liabilities
Current
Operating lease liabilities	Other current liabilities	18.8
Finance lease liabilities	Current maturities of long-term debt	6.9
Long-term
Operating lease liabilities	Other long-term liabilities	66.7
Finance lease liabilities	Long-term debt	10.2
Total		$102.6
Finance lease assets are recorded net of accumulated amortization of $12.2 million as of March 31, 2019. In addition, leases with HYGFS included in the unaudited condensed consolidated balance sheet at March 31, 2019, include $15.9 million of ROU assets and $16.0 million of lease liabilities, respectively.

As of March 31, 2019, the Company has the following remaining lease term and weighted average discount rates:

	Operating Leases	Finance Leases
Weighted-average remaining lease term in years	6.92	2.81
Weighted-average discount rate	5.12%	3.28%
For the three months ended March 31, 2019, the Company recorded the following amounts on the unaudited condensed consolidated statements of operations:

		THREE MONTHS ENDED
	Location on Income Statement	March 31, 2019
Operating lease cost	Cost of sales	$1.9
Operating lease cost	Selling, general and administrative expenses	4.0
Finance lease cost
Amortization of leased assets	Cost of sales	1.8
Interest on lease liabilities	Interest expense	0.1
Other lease costs[1]	Selling, general and administrative expenses	0.4
Sublease income	Revenues	(1.7)
Total		$6.5
[1] - Includes short-term and variable lease costs.
The Company recognizes sublease income primarily related to lift trucks in which the Company records revenues over the term of the lease in accordance with the rental agreements with its customers. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of March 31, 2019 were $24.4 million.

For the three months ended March 31, 2019, the Company recorded the following amounts on the unaudited condensed consolidated statements of cash flows:

THREE MONTHS ENDED
March 31, 2019
Cash paid for lease liabilities
Operating cash flows from operating leases	$5.7
Operating cash flows from finance leases	0.1
Financing cash flows from finance leases	1.8
Non-cash amounts related to right-of-use assets obtained in exchange for lease obligations
Operating	3.4
Finance	0.9
Annual maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases	Total
Amounts remaining in 2019	$17.2	$6.8	$24.0
2020	19.2	6.1	25.3
2021	15.0	3.3	18.3
2022	11.8	1.1	12.9
2023	8.6	0.5	9.1
Thereafter	30.7	0.1	30.8
	102.5	17.9	120.4
Less: Interest	(17.0)	(0.8)	(17.8)
Net	$85.5	$17.1	$102.6

Note 5—Business Segments

The Company’s reportable segments for the lift truck business include the following three management units: the Americas, EMEA and JAPIC. Americas includes operations in the United States, Canada, Mexico, Brazil, Latin America and its corporate headquarters. EMEA includes operations in Europe, the Middle East and Africa. JAPIC includes operations in the Asia and Pacific regions, including China, as well as the equity earnings of SN operations. In 2018, the Company completed the acquisition of the majority interest in Hyster-Yale Maximal, which is also included in the JAPIC segment from the date of acquisition. Certain amounts are allocated to these geographic management units and are included in the segment results presented below, including product development costs, corporate headquarter's expenses and certain information technology infrastructure costs. These allocations among geographic management units are determined by senior management and not directly incurred by the geographic operations. In addition, other costs are incurred directly by these geographic management units based upon the location of the manufacturing plant or sales units, including manufacturing variances, product liability, warranty and sales discounts, which may not be associated with the geographic management unit of the ultimate end user sales location where revenues and margins are reported. Therefore, the reported results of each segment for the lift truck business cannot be considered stand-alone entities as all segments are inter-related and integrate into a single global lift truck business.

The Company reports the results of both Bolzoni and Nuvera as separate segments. Intercompany sales between Nuvera, Bolzoni and the lift truck business have been eliminated.

In 2019, as part of a plan to expand Bolzoni's capabilities in the United States, Bolzoni's North America attachment manufacturing began moving into HYG's Sulligent, Alabama manufacturing facility. As a result, effective January 1, 2019, the Sulligent facility became a Bolzoni facility. Accordingly, the results of the Sulligent facility for the first quarter of 2019 have been included in the Bolzoni segment and the historical results of operations of the Sulligent facility for 2018 have been included in the Bolzoni segment. As part of the reorganization of the two facilities, restructuring costs of approximately $1.4 million were incurred for the three months ended March 31, 2019. See Note 15 to the unaudited condensed consolidated financial statements for additional information on restructuring costs.

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED
	MARCH 31
	2019	2018
Revenues from external customers
Americas	$534.5	$495.9
EMEA	190.1	197.9
JAPIC	63.4	49.5
Lift truck business	788.0	743.3
Bolzoni	91.8	89.5
Nuvera	4.5	0.6
Eliminations	(49.5)	(44.9)
Total	$834.8	$788.5
Gross profit (loss)
Americas	$81.4	$85.8
EMEA	25.1	25.8
JAPIC	6.1	4.5
Lift truck business	112.6	116.1
Bolzoni	15.6	17.0
Nuvera	(1.8)	(0.9)
Eliminations	(0.2)	(0.1)
Total	$126.2	$132.1
Operating profit (loss)
Americas	$15.3	$27.9
EMEA	—	0.9
JAPIC	(4.5)	(2.2)
Lift truck business	10.8	26.6
Bolzoni	1.2	2.7
Nuvera	(8.4)	(10.0)
Eliminations	(0.2)	(0.1)
Total	$3.4	$19.2
Net income (loss) attributable to stockholders
Americas	$12.1	$20.4
EMEA	(0.1)	1.0
JAPIC	(2.4)	(0.7)
Lift truck business	9.6	20.7
Bolzoni	0.3	1.9
Nuvera	(6.1)	(7.3)
Eliminations	(0.4)	(0.4)
Total	$3.4	$14.9

Note 6—Income Taxes

The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter's year-to-date pre-tax income or loss. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company's annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company's ability to use tax credits and net operating loss carryforwards and capital loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates and certain circumstances with respect to valuation allowances or the tax effect of other unusual or nonrecurring transactions or adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated effective annual income tax rate. Additionally, the Company's interim effective income tax rate is computed and applied without regard to pre-tax losses where such losses are not expected to generate a current-year tax benefit.

A reconciliation of the consolidated federal statutory rate to the reported income tax rate is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2019	2018
Income before income taxes	$4.7	$19.8
Statutory taxes (21%)	$1.0	$4.2
Interim adjustment	0.4	0.3
Permanent adjustments	—	0.3
Discrete items	0.1	0.1
Income tax provision	$1.5	$4.9
Reported income tax rate	31.9%	24.7%

Note 7—Reclassifications from OCI

The following table summarizes reclassifications out of OCI as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI		Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED
	MARCH 31
	2019	2018
Gain (loss) on cash flow hedges:
Interest rate contracts	$(0.2)	$—	Interest expense
Foreign exchange contracts	(1.1)	(1.0)	Cost of sales
Total before tax	(1.3)	(1.0)	Income before income taxes
Tax expense (benefit)	0.5	0.2	Income tax provision
Net of tax	$(0.8)	$(0.8)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(1.0)	$(1.0)	Other, net
Prior service credit	—	0.1	Other, net
Total before tax	(1.0)	(0.9)	Income before income taxes
Tax expense	0.1	0.2	Income tax provision
Net of tax	$(0.9)	$(0.7)	Net income
Total reclassifications for the period	$(1.7)	$(1.5)

Note 8—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At March 31, 2019, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $291.3 million and $292.3 million, respectively. At December 31, 2018, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $281.0 million and $284.2 million, respectively.

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

The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company's interest rate swap agreements and its variable rate financings are predominately based upon the one month LIBOR. Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the unaudited condensed consolidated statements of operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $1.0 billion at March 31, 2019, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner, Mexican pesos, Chinese renminbi, Brazilian real and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $1.1 billion at December 31, 2018, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner, Mexican pesos, Chinese renminbi, Brazilian real and Australian dollars. The fair value of these contracts approximated a net liability of $30.3 million and $19.5 million at March 31, 2019 and December 31, 2018, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2019, $10.6 million of the amount of net deferred loss included in OCI at March 31, 2019 is expected to be reclassified as expense into the unaudited condensed consolidated statement of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on its $200.0 million term loan (the "Term Loan") borrowings. The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at March 31, 2019 and December 31, 2018:

Notional Amount		Average Fixed Rate
March 31	December 31	March 31	December 31
2019	2018	2019	2018	Term at March 31, 2019
$56.5	$56.5	1.94%	1.94%	Extending to November 2022
$81.3	$83.5	2.20%	2.20%	Extending to May 2023

The fair value of all interest rate swap agreements was a net asset of $0.2 million and $1.6 million at March 31, 2019 and December 31, 2018, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2019, $0.3 million of the amount included in OCI is expected to be reclassified as income in the unaudited condensed consolidated statement of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	MARCH 31 2019	DECEMBER 31 2018	Balance Sheet Location	MARCH 31 2019	DECEMBER 31 2018
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$0.4	$0.6	Prepaid expenses and other	$—	$—
Long-term	Other non-current assets	0.1	1.0	Other non-current assets	—	—
	Other long-term liabilities	—	—	Other long-term liabilities	0.3	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	2.8	2.1	Prepaid expenses and other	0.7	0.4
	Other current liabilities	2.3	3.3	Other current liabilities	18.6	12.8
Long-term	Other non-current assets	0.1	1.0	Other non-current assets	—	0.6
	Other long-term liabilities	1.3	0.5	Other long-term liabilities	16.2	13.8
Total derivatives designated as hedging instruments		$7.0	$8.5		$35.8	$27.6
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.6	0.4	Prepaid expenses and other	0.6	0.2
	Other current liabilities	0.9	1.5	Other current liabilities	2.2	0.5
Total derivatives not designated as hedging instruments		$1.5	$1.9		$2.8	$0.7
Total derivatives		$8.5	$10.4		$38.6	$28.3

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of March 31, 2019				Derivative Liabilities as of March 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$0.5	$(0.3)	$0.2	$0.2	$0.3	$(0.3)	$—	$—
Foreign currency exchange contracts	2.2	(2.2)	—	—	32.5	(2.2)	30.3	30.3
Total derivatives	$2.7	$(2.5)	$0.2	$0.2	$32.8	$(2.5)	$30.3	$30.3

	Derivative Assets as of December 31, 2018				Derivative Liabilities as of December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$1.6	$—	$1.6	$1.6	$—	$—	$—	$—
Foreign currency exchange contracts	2.3	(2.3)	—	—	21.8	(2.3)	19.5	19.5
Total derivatives	$3.9	$(2.3)	$1.6	$1.6	$21.8	$(2.3)	$19.5	$19.5

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS ENDED			THREE MONTHS ENDED
	MARCH 31			MARCH 31
Derivatives designated as hedging instruments	2019	2018		2019	2018
Cash Flow Hedges
Interest rate swap agreements	$(1.5)	$2.0	Interest expense	$(0.2)	$—
Foreign currency exchange contracts	(12.0)	15.6	Cost of sales	(1.1)	(1.0)
Total	$(13.5)	$17.6		$(1.3)	$(1.0)

Derivatives Not Designated as Hedging Instruments			Location of Gain or (Loss) Recognized in Income on Derivative	2019	2018
Cash Flow Hedges
Interest rate swap agreements			Other	$—	$0.3
Foreign currency exchange contracts			Cost of sales	(4.3)	0.3
Total				$(4.3)	$0.6

Note 9—Retirement Benefit Plans

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

The Company presents the components of net benefit cost, other than service cost, in other (income) expense in the unaudited condensed consolidated statements of operations for its pension plans. Service cost for the Company's pension plans continues to be reported in operating profit. The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2019	2018
U.S. Pension
Interest cost	$0.7	$0.6
Expected return on plan assets	(1.1)	(1.2)
Amortization of actuarial loss	0.5	0.5
Amortization of prior service credit	—	(0.1)
Total	$0.1	$(0.2)
Non-U.S. Pension
Service cost	$—	$0.1
Interest cost	1.1	1.0
Expected return on plan assets	(2.7)	(2.7)
Amortization of actuarial loss	0.5	0.5
Total	$(1.1)	$(1.1)

Note 10—Inventories

Inventories are summarized as follows:

	MARCH 31 2019	DECEMBER 31 2018
Finished goods and service parts	$282.8	$248.6
Work in process	31.9	30.0
Raw materials	327.7	307.0
Total manufactured inventories	642.4	585.6
LIFO reserve	(53.5)	(52.0)
Total inventory	$588.9	$533.6

Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At March 31, 2019 and December 31, 2018, 52% and 51%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2019
Balance at December 31, 2018	$56.9
Current year warranty expense	13.0
Change in estimate related to pre-existing warranties	0.5
Payments made	(9.6)
Foreign currency effect	(0.2)
Balance at March 31, 2019	$60.6

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

Note 13—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at March 31, 2019 and December 31, 2018 were $214.6 million and $192.7 million, respectively. As of March 31, 2019, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at March 31, 2019 was approximately $285.6 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of March 31, 2019, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $52.3 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $16.4 million as of March 31, 2019. The $52.3 million is included in the $214.6 million of total amounts subject to recourse or repurchase obligations at March 31, 2019.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At March 31, 2019, approximately $182.2 million of the Company's total recourse or repurchase obligations of $214.6 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At March 31, 2019, loans from WF to HYGFS totaled $1.2 billion. Although the Company’s contractual guarantee was $248.7 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $182.2 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $219.4 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $301.8 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at March 31, 2019:

	HYGFS	Total
Total recourse or repurchase obligations	$182.2	$214.6
Less: exposure limited for certain dealers	52.3	52.3
Plus: 7.5% of original loan balance	16.4	16.4
	146.3	178.7
Incremental obligation related to guarantee to WF	219.4	219.4
Total exposure related to guarantees	$365.7	$398.1

Note 14—Equity and Debt Investments

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

The Company's equity investments in unconsolidated affiliates recorded on the consolidated balance sheet as follows:

	March 31, 2019	December 31, 2018
Investment in unconsolidated affiliates
HYGFS	$18.0	$20.6
SN	41.5	41.3
Bolzoni	0.4	0.5

Dividends received from unconsolidated affiliates are summarized below:

	THREE MONTHS ENDED
	MARCH 31
	2019	2018
Dividends from unconsolidated affiliates
HYGFS	$4.1	$20.1
SN	1.0	2.1
	$5.1	$22.2
Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2019	2018
Revenues	$109.4	$100.5
Gross profit	$37.7	$31.9
Income from continuing operations	$10.8	$10.2
Net income	$10.8	$10.2
The Company has an equity investment in a third party valued using a quoted market price in an active market, or Level 1 in the fair value hierarchy. The Company's investment as of March 31, 2019 and December 31, 2018 was $4.9 million and $4.1 million, respectively. The investment includes a $0.8 million gain and $0.4 million loss for the three months ended March 31, 2019 and 2018, respectively, which is included on the line "Other" in the "Other (income) expense" section of the unaudited condensed consolidated statements of operations.

The Company has an approximately 14% ownership interest through redeemable preferred shares in a third party, OneH2, Inc. ("OneH2"). The Company accounts for this investment as a debt investment. The Company's investment was $8.8 million and $9.1 million as of March 31, 2019 and December 31, 2018, respectively.

Note 15—Restructuring

In 2019, as part of a plan to expand Bolzoni's capabilities in the United States, Bolzoni's North America attachment manufacturing is being moved into HYG's Sulligent, Alabama manufacturing facility. As a result, effective January 1, 2019, the Sulligent facility became a Bolzoni facility.

During the first quarter of 2019, the Company commenced moving the manufacturing of attachments into the Sulligent facility and plans to phase out production at its Homewood, Illinois facility during the remainder of 2019. The Homewood manufacturing facility employs approximately 70 people. The Company intends to maintain a Bolzoni parts distribution center and certain other operations in that area.

As a result of this restructuring, Bolzoni recognized a charge of approximately $1.4 million during the first quarter of 2019. Of this amount, $0.4 million related to severance and was recorded on the line "Selling, general and administrative expenses" and $1.0 million related to plant rearrangement and moving costs and was recorded in "Cost of sales." Severance payments of $0.1 million were made during 2019. Payments related to this restructuring plan are expected to be made through 2019. In addition to the restructuring charge recorded during 2019, the Company anticipates it will incur subsequent charges, which were not eligible for accrual at March 31, 2019, of approximately $1.5 million to $3.0 million for additional costs related to the restructuring, which the Company expects to incur during 2019.

Note 16—Subsequent Events

Financing Update:

On April 3, 2019, the Company entered into an amendment of its secured, floating-rate revolving credit facility (the "Facility”). As a result, among other items, (i) the aggregate commitments under the Facility were increased from $200.0 million to $240.0 million and (ii) Bolzoni Auramo, Inc was designated as a “U.S. Borrower” under the Facility. After giving effect to the amendment, the Facility consists of a U.S. revolving credit facility in the amount of $150.0 million and a non-U.S. revolving credit facility in the amount of $90.0 million.

Tariff Update:

Effective July 6, 2018, the U.S. Trade Representative imposed additional duties on goods imported from China as part of the action in the Section 301 investigation of China’s acts, policies and practices related to technology transfer, intellectual property and innovation. On April 18, 2019, the U.S. Trade Representative posted a notice announcing its determination to grant exclusion requests for additional duties on certain goods of China. The exclusions will apply retroactively to the July 6, 2018 effective date and will extend for one year after the notice of exclusions, or April 2020.

Certain components of fork lift trucks, including counterweights and forks, were listed in the notice as exclusions for the additional duties. The Company is currently in the process of determining duties recoverable from the government and suppliers. Other components and forklift trucks imported from China will continue to be subject to the additional duties. No amount related to the exclusion of additional duties granted on April 18, 2019 has been included in the results of operations for the first quarter of 2019.

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

The Company operates Bolzoni S.p.A. ("Bolzoni"). Bolzoni is a leading worldwide producer and distributor of attachments, forks and lift tables marketed under the Bolzoni Auramo® and Meyer® brand names. Bolzoni products are manufactured in the United States, Italy, China, Germany and Finland. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift-truck attachments and industrial material handling.

In 2018, the Company announced, as part of a plan to expand Bolzoni's capabilities in the United States, Bolzoni's North America attachment manufacturing would be moved into HYG's Sulligent, Alabama manufacturing facility over the course of 2019. As a result, effective January 1, 2019, the Sulligent facility became a Bolzoni facility. Accordingly, the results of the Sulligent facility for the first quarter of 2019 have been included in the Bolzoni segment. In addition, the Company reclassified the historical results of operations of the Sulligent facility for 2018 in this Quarterly Report on Form 10-Q.

The Company operates Nuvera Fuel Cells, LLC ("Nuvera"). Nuvera is an alternative-power technology company focused on hydrogen fuel cell stacks and engines.

The Company owns a 75% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"). Hyster-Yale Maximal is a Chinese manufacturer of utility and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal designs, manufactures, services and distributes Class 1 electric and Class 5 internal combustion engine counterbalance utility and standard platforms, and Class 2 and Class 3 electric warehouse products for both the local China and global markets under the Hyster®, Yale®, Utilev®, Maximal and SAMUK brands. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets. The results of Hyster-Yale Maximal are included in the JAPIC segment since the date of acquisition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of Critical Accounting Policies and Estimates as disclosed on pages 14 through 16 in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Critical Accounting Policies and Estimates have not materially changed since December 31, 2018. See Note 2 and Note 4 to the unaudited condensed consolidated financial statements for a discussion of the new accounting pronouncements adopted on January 1, 2019.

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)
	MARCH 31
	2019	2018	% Change
Lift truck unit shipments (in thousands)
Americas	15.2	15.6	(2.6)%
EMEA	7.6	7.5	1.3%
JAPIC (1)	2.9	1.7	70.6%
	25.7	24.8	3.6%
Revenues
Americas	$534.5	$495.9	7.8%
EMEA	190.1	197.9	(3.9)%
JAPIC (1)	63.4	49.5	28.1%
Lift truck business	788.0	743.3	6.0%
Bolzoni	91.8	89.5	2.6%
Nuvera	4.5	0.6	n.m.
Eliminations	(49.5)	(44.9)	n.m.
	$834.8	$788.5	5.9%
Gross profit (loss)
Americas	$81.4	$85.8	(5.1)%
EMEA	25.1	25.8	(2.7)%
JAPIC (1)	6.1	4.5	35.6%
Lift truck business	112.6	116.1	(3.0)%
Bolzoni	15.6	17.0	(8.2)%
Nuvera	(1.8)	(0.9)	n.m.
Eliminations	(0.2)	(0.1)	n.m.
	$126.2	$132.1	(4.5)%
Selling, general and administrative expenses
Americas	$66.1	$57.9	(14.2)%
EMEA	25.1	24.9	(0.8)%
JAPIC (1)	10.6	6.7	(58.2)%
Lift truck business	101.8	89.5	(13.7)%
Bolzoni	14.4	14.3	(0.7)%
Nuvera	6.6	9.1	27.5%
	$122.8	$112.9	(8.8)%
Operating profit (loss)
Americas	$15.3	$27.9	(45.2)%
EMEA	—	0.9	n.m.
JAPIC (1)	(4.5)	(2.2)	n.m.
Lift truck business	10.8	26.6	(59.4)%
Bolzoni	1.2	2.7	(55.6)%
Nuvera	(8.4)	(10.0)	16.0%
Eliminations	(0.2)	(0.1)	n.m.
	$3.4	$19.2	(82.3)%
Interest expense	$4.5	$4.0	(12.5)%
Other income	$(5.8)	$(4.6)	26.1%

	THREE MONTHS ENDED		Favorable / (Unfavorable)
	MARCH 31
	2019	2018	% Change
Net income (loss) attributable to stockholders
Americas	$12.1	$20.4	(40.7)%
EMEA	(0.1)	1.0	n.m.
JAPIC (1)	(2.4)	(0.7)	n.m.
Lift truck business	9.6	20.7	(53.6)%
Bolzoni	0.3	1.9	(84.2)%
Nuvera	(6.1)	(7.3)	16.4%
Eliminations	(0.4)	(0.4)	n.m.
	$3.4	$14.9	(77.2)%
Diluted earnings per share	$0.20	$0.90	(77.8)%
Reported income tax rate	31.9%	24.7%
(1) Hyster-Yale Maximal was acquired on June 1, 2018 and results of operations have been included since the acquisition date.
Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of March 31, 2019, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED
	MARCH 31
	2019	2018
Unit backlog, beginning of period	43.9	33.8
Unit shipments	(25.7)	(24.8)
Unit bookings	22.0	27.1
Unit backlog, end of period	40.2	36.1
The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED
	MARCH 31
	2019	2018
Bookings, approximate sales value	$530	$620
Backlog, approximate sales value	$1,130	$930

First Quarter of 2019 Compared with First Quarter of 2018

The following table identifies the components of change in revenues for the first quarter of 2019 compared with the first quarter of 2018:

Revenues
2018	$788.5
Increase (decrease) in 2019 from:
Price	24.1
Hyster-Yale Maximal revenues	16.4
Parts	9.1
Other	8.0
Nuvera revenues	3.9
Bolzoni revenues	2.3
Foreign currency	(17.1)
Unit volume and product mix	(0.4)
2019	$834.8

Revenues increased 5.9% to $834.8 million in the first quarter of 2019 from $788.5 million in the first quarter of 2018. The increase was mainly due to improved pricing to offset material cost increases and higher parts volumes in the lift truck business, partially offset by unfavorable currency movements from the translation of sales into U.S. dollars. In addition, the acquisition of Hyster-Yale Maximal and increased Nuvera and Bolzoni revenues contributed to the improvement in revenues.

Revenues in the Americas increased primarily as a result of improved pricing and higher parts volume. The higher pricing was implemented to offset material cost increases.

EMEA's revenues decreased mainly as a result of unfavorable currency movements of $12.1 million from the translation of sales into U.S. dollars, partially offset by favorable pricing.

Revenues in JAPIC increased primarily as a result of the acquisition of Hyster-Yale Maximal, partially offset by unfavorable foreign currency movements of $2.4 million from the translation of sales into U.S. dollars.

The increase in Bolzoni's revenues was mainly due to higher unit volume, partially offset by unfavorable foreign currency movements of $3.3 million from the translation of sales into U.S. dollars.

Nuvera's revenues increased as a result of development funding received associated with third-party development agreements and increased recognized sales of fuel cell battery box replacements ("BBRs"). For periods prior to the fourth quarter of 2018, Nuvera deferred revenue on its BBRs because of an inability to estimate future costs, including warranty. The Company established a warranty reserve and began recognizing revenue in the fourth quarter of 2018.

The following table identifies the components of change in operating profit for the first quarter of 2019 compared with the first quarter of 2018:

Operating Profit
2018	$19.2
Increase (decrease) in 2019 from:
Lift truck selling, general and administrative expenses	(12.3)
Lift truck gross profit	(3.6)
Bolzoni operations	(1.5)
Nuvera operations	1.6
2019	$3.4

The Company recognized operating profit of $3.4 million in the first quarter of 2019 compared with $19.2 million in the first quarter of 2018. The decrease in operating profit was mainly due to higher lift truck selling, general and administrative expenses primarily related to an increase in employee-related costs for sales and marketing and development of new products, as well as the acquisition of Hyster-Yale Maximal in June 2018. In addition, operating profit in the lift truck business decreased as a result of lower gross profit primarily from $17.4 million of higher material costs, $4.2 million of unfavorable foreign currency movements and higher manufacturing costs resulting from inefficiencies associated with supplier component delivery disruptions. These items were not fully offset by the favorable impact of price increases implemented in 2018 to offset higher material cost and aluminum and steel tariffs.

Operating profit in the Americas decreased in the first quarter of 2019 compared with the first quarter of 2018 primarily as a result of higher selling, general and administrative expenses and lower gross profit. Selling, general and administrative expenses increased mainly from higher sales and product development costs to support the Company's strategic initiatives and increased employee-related expenses. The decrease in gross profit was mainly attributable to higher material cost and aluminum and steel tariffs, a shift in sales to lower-margin trucks, $3.7 million of unfavorable foreign currency movements and higher manufacturing costs resulting from inefficiencies associated with supplier component delivery disruptions. These items were partially offset by improved pricing and parts volumes.

EMEA's operating profit in the first quarter of 2019 decreased compared with the first quarter of 2018 primarily as result of higher material costs, which were not fully offset by price increases.

JAPIC's operating loss in the first quarter of 2019 increased compared with the first quarter of 2018 primarily due to the acquisition of Hyster-Yale Maximal. Hyster-Yale Maximal contributed $2.0 million to JAPIC's operating loss, which includes $1.0 million of amortization expense related to tangible and intangible assets acquired, and added expense associated with integrating and upgrading Hyster-Yale Maximal's capabilities.

Bolzoni's operating profit decreased mainly as a result of $1.4 million of restructuring costs in the first quarter of 2019 related to the transfer of Bolzoni's North America attachment manufacturing to Sulligent, Alabama. These costs include plant rearrangement and severance expenses.

Nuvera's operating loss decreased compared with the prior year mainly as a result of product development funding received from third-parties.

The Company recognized net income attributable to stockholders of $3.4 million in the first quarter of 2019 compared with $14.9 million in the first quarter of 2018. The decrease was primarily the result of lower operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2019	2018	Change
Operating activities:
Net income	$3.2	$14.9	$(11.7)
Depreciation and amortization	11.2	11.4	(0.2)
Dividends from unconsolidated affiliates	5.1	22.2	(17.1)
Working capital changes	(40.7)	(22.2)	(18.5)
Other	(1.2)	2.2	(3.4)
Net cash provided by (used for) operating activities	(22.4)	28.5	(50.9)
Investing activities:
Expenditures for property, plant and equipment	(8.6)	(7.4)	(1.2)
Proceeds from the sale of assets	0.6	0.4	0.2
Net cash used for investing activities	(8.0)	(7.0)	(1.0)
Cash flow before financing activities	$(30.4)	$21.5	$(51.9)

Net cash provided by (used for) operating activities decreased $50.9 million in the first three months of 2019 compared with the first three months of 2018, primarily as a result of the change in working capital items, lower dividends from unconsolidated affiliates and lower net income. The change in working capital was primarily attributable to higher inventory levels from manufacturing inefficiencies predominantly caused by supplier parts shortages. In addition, the first quarter of 2018 includes dividends from HYGFS resulting from a one-time benefit associated with the Tax Cuts and Jobs Act.

The change in net cash used for investing activities during the first three months of 2019 compared with the first three months of 2018 is mainly the result of higher capital expenditures.

	2019	2018	Change
Financing activities:
Net increases (decreases) of long-term debt and revolving credit agreements	$8.9	$(8.1)	$17.0
Cash dividends paid	(5.2)	(5.0)	(0.2)
Other	(0.1)	(1.2)	1.1
Net cash provided by (used for) financing activities	$3.6	$(14.3)	$17.9

Net cash provided by (used for) financing activities increased $17.9 million in the first three months of 2019 compared with the first three months of 2018. The increase was primarily related to higher borrowings on the Facility (as defined below) and other debt in the first three months of 2019 compared with the first three months of 2018.

Financing Activities

The Company has a secured, floating-rate revolving credit facility (the "Facility”) that expires in April 2022. There were $24.1 million borrowings outstanding under the Facility at March 31, 2019. The availability under the Facility at March 31, 2019 was $171.4 million, which reflects reductions of $4.5 million for letters of credit and other restrictions. As of March 31, 2019, the Facility consisted of a U.S. revolving credit facility of $120.0 million, which was subsequently increased to $150.0 million, and a non-U.S. revolving credit facility of $80.0 million, which was subsequently increased to $90.0 million. The Facility can be increased up to $300.0 million over the term of the agreement in minimum increments of $10.0 million subject to certain conditions. The obligations under the Facility are generally secured by a lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory and a second lien on the Term Loan Collateral (defined below). The approximate book value of assets held as collateral under the Facility was $950.0 million as of March 31, 2019.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, as of March 31, 2019, for U.S. base rate loans and LIBOR loans were 0.25% and 1.25%, respectively. The applicable margin, as of March 31, 2019, for non-U.S. base rate loans and LIBOR loans was 1.25%. The applicable LIBOR interest rates under the Facility on March 31, 2019 were 3.50% and 1.25%, respectively, for the U.S. and non-U.S. facility including the applicable floating rate margin. The Facility also required the payment of a fee of 0.350% per annum on the unused commitment as of March 31, 2019.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as defined in the Facility, and limits the payment of dividends. If availability for both total and U.S. revolving credit facilities on a pro forma basis, is greater than fifteen percent and less than or equal to twenty percent, the Company may pay dividends subject to achieving a minimum fixed charge coverage ratio of 1.00 to 1.00, as defined in the Facility. If the availability is greater than twenty percent for both total and U.S. revolving credit facilities on a pro forma basis, the Company may pay dividends without any minimum fixed charge coverage ratio requirement. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than ten percent of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than ten percent of the U.S. revolver commitments, as defined in the Facility. At March 31, 2019, the Company was in compliance with the covenants in the Facility.

The Company also has a $200.0 million term loan (the "Term Loan"), which matures in May 2023. The Term Loan requires quarterly principal payments on the last business day of each March, June, September and December in an amount equal to $2.5 million. The final principal repayment is due on May 30, 2023. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At March 31, 2019, there was $182.5 million of principle outstanding under the Term Loan which has been reduced in the unaudited condensed consolidated balance sheet by $3.5 million for discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property (collectively, the "Term Loan Collateral") and a second priority lien on the collateral of the U.S. borrowers in the Facility. The approximate book value of assets held as collateral under the Term Loan was $650 million as of March 31, 2019.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin, as provided in the Term Loan, is 2.25% for U.S. base rate loans and 3.25% for Eurodollar loans. The interest rate on the amount outstanding under the Term Loan at March 31, 2019 was 5.75%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of regularly scheduled dividends and other restricted payments to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 1.75 to 1.00 at the time of the payment. At March 31, 2019, the Company was in compliance with the covenants in the Term Loan.

The Company had other debt outstanding, excluding finance leases, of approximately $89.2 million at March 31, 2019. In addition to the excess availability under the Facility, the Company had remaining availability of $18.3 million related to other non-U.S. revolving credit agreements.

The Company believes funds available from cash on hand, the Term Loan, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in April 2022.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2018, there have been no significant changes in the total amount of the Company's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on pages 27 and 28 in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Three Months Ended March 31, 2019	Planned for Remainder of 2019	Planned 2019 Total	Actual 2018
Lift truck business	$5.5	$49.3	$54.8	$31.8
Bolzoni	1.6	9.2	10.8	4.2
Nuvera	1.5	9.4	10.9	2.8
	$8.6	$67.9	$76.5	$38.8

Planned expenditures for the remainder of 2019 are primarily for product development, improvements to information technology infrastructure, improvements at manufacturing locations and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	MARCH 31 2019	DECEMBER 31 2018	Change
Cash and cash equivalents	$55.7	$83.7	$(28.0)
Other net tangible assets	630.8	601.3	29.5
Intangible assets	65.6	67.7	(2.1)
Goodwill	108.7	108.3	0.4
Net assets	860.8	861.0	(0.2)
Total debt	(309.4)	(301.5)	(7.9)
Total equity	$551.4	$559.5	$(8.1)
Debt to total capitalization	36%	35%	1%

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

The projects required to execute fully on these initiatives have been, in general, initiated over the last several years and many are now moving toward completion. Further, many of the projects supporting these strategic initiatives are inter-related and succeeding in one will foster success in others. In total, these projects have required, and continue to require, significant up-front expense and capital expenditure investment. The projects cover a very broad range of the Company's activities, including product development, supply chain, IT, manufacturing, sales and marketing for each of the Company’s three major businesses; Lift Truck, Bolzoni and Nuvera.

Over the course of the past two years, these investments, both expense and capital, increased significantly. Further increased investments are expected to continue to be made in the remainder of 2019 and then generally remain at the 2019 levels for the next several years. The return from these investments has started to be realized and is expected to increase over the course of the Company's five-year planning period. In this context, the Lift Truck's income is expected to improve in 2019 over 2018, but results in the first half of the year are expected to be lower than the first half of 2018, and then improve in the second half. Beginning in 2020, further improved results are expected with significant increases through 2023. Lift Truck's objective is to meet its target of 7% operating profit in this period assuming reasonable market conditions continue. Likewise, Bolzoni’s results are expected to improve in 2019 and in the following years with a target of 7% operating profit. Nuvera’s results are expected to improve moderately over the course of 2019 with a break-even target for the 2020 full year. Further, significantly improved earnings are expected at Nuvera in the 2021 to 2023 time period. At each of these three businesses, the investments being undertaken are expected to lead to increased operating profit through higher volume, decreased product costs and improved pricing, partially offset by a higher level of operating expense. Overall, 2019 consolidated operating profit is expected to increase significantly over 2018, with the improvement coming in the second half of the year.

Lift Truck's product programs are expected to lay the groundwork for enhanced market position by providing lower cost of ownership and enhanced productivity for the Company’s customers. At the core of these programs is a new set of modular and scalable product families covering both internal combustion engine and electric trucks, which will provide customers with enhanced flexibility for meeting their application needs combined with the benefit of lowest total cost of ownership. Implementation of these programs is expected to begin in 2020 with the introduction of a new range of counterbalanced trucks, with this range being expanded comprehensively through 2025 to include larger counterbalanced capacities, Big Trucks and warehouse trucks. A further major initiative in product offerings will come from the introduction of trucks manufactured by Hyster-Yale Maximal, Lift Truck’s majority-owned joint venture in China. A line of trucks from Hyster-Yale Maximal has been engineered to provide high quality and reliable utility trucks for global markets and standard trucks for the Chinese market. In addition, Lift Truck’s partner in India is expected to expand local production of larger trucks. Further, in the first quarter of 2019, a new end rider and a new automated Reach Truck were launched in the North America market, and new lower-cost Class 3 walkie and stacker global products are expected to be introduced later in the year. Rough terrain and electrified Big Truck products are being added to the product line-up. To further enhance productivity for customers, Lift Truck is developing additional automation solutions for warehouse trucks, initially in combination with industry partners. Some of these products are already in the market today, but new solutions and customers are expected to be developed progressively over the next several years. Lift truck continues to expand sales of telemetry products and new generations of lift trucks will offer a fully integrated telematics solution. Finally, Hyster-Yale Group anticipates introducing new fuel cell BBRs for Class 1, 2 and 3 forklift trucks over the next two years that are expected to move the fuel cell BBR business to break-even in 2020.

The introduction of these new products will lead to significant changes in supply chain sourcing and in the Company’s various manufacturing facilities around the world. Consolidated component volume sourced globally from reliable partners is expected to reduce costs and improve quality as these new products are brought to market over the next two to three years. Lift Truck's largest manufacturing facilities in Berea, Craigavon and Greenville are undergoing significant change and are expected to have reduced costs and improved productivity while most other plants will see more modest changes. China production activities are expected to be consolidated at the Hyster-Yale Maximal facility by the end of 2019.

Lift Truck currently has over 300 different forklift models in its range, which are supported by its capability to customize these trucks to meet specific customer needs. The modular nature of the new products being introduced will enhance Lift Truck's ability to meet exact customer needs at lowest cost, both at the industry level and at the individual customer level. To ensure the full benefit from these programs, Lift Truck continues to make substantial expense investments in its sales and marketing organizations to realign teams around industry groupings. Within marketing, industry-focused resources have been added to develop industry strategies. The higher-priority industry strategies have been completed for North America and Europe. All of the strategies are expected to be completed for all countries, or groups of countries, around the world by the end of 2019 but will mature and be enhanced over future years. To support execution of these industry strategies, Lift Truck has invested in additional industry-focused sales capabilities to support its dealers. This industry-focused structure has been in place and highly successful in the National Account direct sales program and is now being deployed with the new dealer support teams. These investments are largely in place in North America, and to a lesser degree in EMEA. Additional sales capabilities are expected to be added in other areas around the world over the next two years. In total, the Company believes that these projects will put it in a position to be a leader in the delivery of industry- and customer-focused solutions worldwide.

While the new sales teams will support dealers’ sales efforts, the Company will also continue to upgrade its global dealer capabilities. A core objective is to have dealers that are fully capable of maximizing the potential of the Hyster® and Yale® brands in their territories. These dealers will be supported by Lift Truck's commitment to helping dealers strengthen the excellence of their activities in all areas of their business including leadership, sales, parts, service, rental, leasing and remarketing. To help these programs have maximum impact, the Company will be investing over the next few years in enhanced digital customer experience systems. Taken together, these initiatives amount to a new, uniquely competitive way of serving the markets around the world.

Bolzoni is also pursuing very aggressive projects to expand its global market position. These projects include strengthening Bolzoni’s ability to serve the Americas market by taking responsibility for Lift Truck’s Sulligent plant, where it will manufacture attachments and also continue the plant’s support of Lift Truck through the sale of cylinders and various other components. In the first quarter of 2019, Bolzoni began to phase out production at its current Homewood, Illinois facility and expects to complete the shift of manufacturing in the first half of 2019, but intends to maintain a distribution center and certain other operations in that area. At March 31, 2019, Bolzoni recorded a restructuring charge associated with these plans. Payments related to this restructuring plan are expected to be made through 2019. In addition to the restructuring charge recorded in the first quarter, Bolzoni anticipates it will incur subsequent charges during the remainder of 2019, which were not eligible for accrual at March 31, 2019, of approximately $1.5 million to $3.0 million for additional costs related to the restructuring.

There is a large opportunity for growth in the Americas market for attachments. To help capture this, Bolzoni plans to introduce a broader range of locally produced attachments available with shorter lead times to serve its customer base. Bolzoni also has plans to increase its sales, marketing and product support capabilities in North America, and is planning to establish a small assembly function in Brazil to serve the Latin America market. In addition, it has developed a standard product line sourced from one of its factories in China, which will continue to be expanded. Bolzoni’s current outstanding premium line of products coupled with these standard products and an industry-focused strategy are expected to give Bolzoni the ability to increase its sales significantly in the Americas, JAPIC and EMEA regions. Bolzoni’s full-year results have been improving on a progressive basis since its acquisition three years ago. These new programs are expected to increase the Company’s market position and profitability, especially over the next three to four years.

Nuvera is approaching the point where it will move from being a venture business focused on commercializing leading technology to a mature, product-based company serving not only the forklift truck market, but also heavy-duty applications such as buses, trucks and applications in the automotive sector with an expanding line of developed products. Nuvera expects its core technology to move to a new generation of fuel cell stack design over the next year with broad application in each of these markets. Nuvera is focused on continuously improving the quality of its fuel cell engines, and the cost of fuel cell engines has been improving. As a result, these performance and cost factors are expected to reach target objectives over the next two years. With the transfer of the responsibility for development of non-fuel-cell engine components and the overall assembly of BBRs to Lift Truck during 2019, Nuvera will be focused entirely on fuel cell stacks and engines by the end of the year. To enhance its cost base, Nuvera continues to work on standardizing its products, developing lower cost suppliers and automating various elements of stack production. In overview, Nuvera’s objective is to reduce its loss significantly in the fourth quarter of 2019 and to reach break-even in 2020, with a move toward target profitability over the following three years.

In summary, the Company believes it is approaching an inflection point in its business. While the second quarter of 2019 is expected to reflect continued investment in these programs, similar to the first quarter, the second half of the year is expected to be significantly improved in comparison to the second half of 2018. Efforts to abate the most critical supplier issues are succeeding and improvement has been made in many areas since the end of 2018, but there are still some issues that are not expected to be resolved until mid-year. Also, plans established in 2018 to find offsets to the tariff-driven, unprecedented material cost inflation witnessed last year will mature during 2019.

On April 18, 2019, the U.S. Trade Representative posted a notice announcing its determination to grant additional exclusion requests for certain duties on Chinese goods. The exclusions will apply retroactively to the July 6, 2018 effective date and will extend for one year after the notice of exclusions, or April 2020. Certain components of fork lift trucks, including counterweights and forks were listed in the notice as exclusions for the duties, while other components that the Company and its suppliers import from China are still subjected to certain tariffs. The Company is currently in the process of determining duties recoverable from the government and suppliers.

The current lift truck backlog contains certain deal-specific pricing agreements at less than target margins to gain targeted accounts and for which margin improvement efforts will take some time to mature. These agreements are expected to reduce profitability in the second quarter and to a lesser degree in the third quarter of this year. Margins are expected to recover fully from the 2018 material cost inflation and the heavily discounted deals by late third quarter and fourth quarters of 2019. Margins will also be enhanced over the remainder of 2019 by the exemption of tariffs on certain Chinese components.

In 2020 and 2021, a considerable portion of the new projects outlined above will have reached completion for all three companies and the Company believes the full impact of these programs can lead to profitability improvements for a number of years to come. Finally, the remainder of the programs are expected to come to maturity in 2022 and 2023, with a few, particularly those involving dealer structure and excellence, being more in the nature of continuous improvement projects rather than projects which reach maturity at a given time. Of course, the absolute level of profitability will reflect actual market demand levels, which showed substantial softening, particularly in the Americas, in the first quarter of 2019. While markets are still at historically high levels, whether this market decline is the beginning of a downturn or a reduction from abnormal prior year first-quarter market growth resulting from customers placing orders early in anticipation of increasing prices from material cost inflation and new tariffs is uncertain. As a result, in 2019, the Company is currently forecasting strong but moderating forklift market levels and a resolution to Brexit in a way that does not significantly harm the Company’s business prospects.

The Company believes that investors who are focused on mid-term business improvement in market position and profitability will find that Hyster-Yale’s focus is consistent with those investment objectives.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, (2) delays in delivery or increases in costs, including transportation costs or the imposition of tariffs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (3) delays in manufacturing and delivery schedules, (4) the successful commercialization of Nuvera's technology, (5) customer acceptance of pricing, (6) the political and economic uncertainties in the countries where the Company does business, (7) the ability of dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (8) exchange rate fluctuations and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (9) bankruptcy of or loss of major dealers, retail customers or suppliers, (10) customer acceptance of, changes in the costs of, or delays in the development of new products, (11) introduction of new products by, or more favorable product pricing offered by, competitors, (12) product liability or other litigation, warranty claims or returns of products, (13) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (14) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (15) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation, the United Kingdom's exit from the European Union, the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, (16) the Company may not be able to successfully integrate Hyster-Yale Maximal’s operations and employees, and (17) delays in or increased costs of moving the attachment manufacturing from Homewood, Illinois, to Sulligent, Alabama.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 32 and F-28 through F-31 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the Company's derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2018.

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

Changes in internal control over financial reporting: During the first quarter of 2019, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A     Risk Factors
There have been no material changes from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 in the Section entitled "Risk Factors."

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

Hyster-Yale Materials Handling, Inc.

Date:	April 30, 2019	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)