Form 10-Q
period 2019-06-30
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2019-07-30
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-54799

HYSTER-YALE MATERIALS HANDLING, INC.
(Exact name of registrant as specified in its charter)
Delaware		31-1637659
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

5875 LANDERBROOK DRIVE, SUITE 300
CLEVELAND	(440)
OH	449-9600	44124-4069
(Address of principal executive offices)	(Registrant's telephone number, including area code)	(Zip code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 Par Value Per Share	HY	New York Stock Exchange
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

Number of shares of Class A Common Stock outstanding at July 26, 2019: 12,788,622
Number of shares of Class B Common Stock outstanding at July 26, 2019: 3,873,183

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2019	DECEMBER 31 2018
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$50.3	$83.7
Accounts receivable, net	530.8	465.5
Inventories, net	599.0	533.6
Prepaid expenses and other	52.5	48.8
Total Current Assets	1,232.6	1,131.6
Property, Plant and Equipment, Net	296.8	296.2
Intangible Assets, Net	63.9	67.7
Goodwill	108.0	108.3
Deferred Income Taxes	27.3	26.3
Investment in Unconsolidated Affiliates	76.4	75.6
Other Non-current Assets	115.8	36.4
Total Assets	$1,920.8	$1,742.1
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$429.2	$415.5
Accounts payable, affiliates	20.9	21.3
Revolving credit facilities	76.2	13.3
Current maturities of long-term debt	91.3	78.1
Accrued payroll	45.6	56.3
Deferred revenue	50.1	37.6
Other current liabilities	175.0	154.1
Total Current Liabilities	888.3	776.2
Long-term Debt	203.4	210.1
Self-insurance Liabilities	26.6	25.2
Pension Obligations	18.7	23.1
Deferred Income Taxes	16.6	17.8
Other Long-term Liabilities	197.1	130.2
Total Liabilities	1,350.7	1,182.6
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 12,782,819 shares outstanding (2018 - 12,682,755 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,873,443 shares outstanding (2018 - 3,877,967 shares outstanding)	0.1	0.1
Capital in excess of par value	318.7	321.5
Treasury stock	(16.7)	(24.1)
Retained earnings	421.8	407.3
Accumulated other comprehensive loss	(186.4)	(177.5)
Total Stockholders' Equity	537.6	527.4
Noncontrolling Interests	32.5	32.1
Total Equity	570.1	559.5
Total Liabilities and Equity	$1,920.8	$1,742.1

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2019	2018	2019	2018
	(In millions, except per share data)
Revenues	$856.2	$765.9	$1,691.0	$1,554.4
Cost of sales	716.8	640.6	1,425.4	1,297.0
Gross Profit	139.4	125.3	265.6	257.4
Operating Expenses
Selling, general and administrative expenses	116.5	114.5	239.3	227.4
Operating Profit	22.9	10.8	26.3	30.0
Other (income) expense
Interest expense	5.1	4.0	9.6	8.0
Income from unconsolidated affiliates	(3.1)	(2.4)	(5.8)	(5.2)
Other, net	(0.4)	(0.3)	(3.5)	(2.1)
	1.6	1.3	0.3	0.7
Income Before Income Taxes	21.3	9.5	26.0	29.3
Income tax provision	4.4	3.8	5.9	8.7
Net Income	16.9	5.7	20.1	20.6
Net income attributable to noncontrolling interests	(0.7)	(0.1)	(0.5)	(0.1)
Net Income Attributable to Stockholders	$16.2	$5.6	$19.6	$20.5

Basic Earnings per Share	$0.97	$0.34	$1.18	$1.24
Diluted Earnings per Share	$0.97	$0.34	$1.17	$1.24

Dividends per Share	$0.3175	$0.3100	$0.6275	$0.6125

Basic Weighted Average Shares Outstanding	16.655	16.550	16.628	16.525
Diluted Weighted Average Shares Outstanding	16.709	16.587	16.695	16.578

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2019	2018	2019	2018
	(In millions)
Net Income	$16.9	$5.7	$20.1	$20.6
Other comprehensive income (loss)
Foreign currency translation adjustment	2.5	(28.2)	0.2	(18.4)
Current period cash flow hedging activity	(0.3)	(16.5)	(10.1)	(3.5)
Reclassification of hedging activities into earnings	2.5	(2.0)	3.3	(1.2)
Current period pension adjustment	—	0.7	—	0.7
Reclassification of pension into earnings	0.7	0.7	1.6	1.4
Comprehensive Income (Loss)	$22.3	$(39.6)	$15.1	$(0.4)
Other comprehensive (income) loss attributable to noncontrolling interests
Net income attributable to noncontrolling interests	(0.7)	(0.1)	(0.5)	(0.1)
Foreign currency translation adjustment attributable to noncontrolling interests	—	1.3	—	1.1
Comprehensive Income (Loss) Attributable to Stockholders	$21.6	$(38.4)	$14.6	$0.6

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2019	2018
	(In millions)
Operating Activities
Net income	$20.1	$20.6
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	22.0	20.8
Amortization of deferred financing fees	1.0	0.9
Deferred income taxes	(1.2)	2.5
Stock-based compensation	4.8	1.9
Dividends from unconsolidated affiliates	5.1	22.2
Other non-current liabilities	(2.6)	(2.6)
Other	2.9	3.7
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	(70.1)	38.2
Inventories	(66.9)	(48.2)
Other current assets	(2.5)	(6.3)
Accounts payable	15.8	18.7
Other current liabilities	0.7	(20.4)
Net cash provided by (used for) operating activities	(70.9)	52.0
Investing Activities
Expenditures for property, plant and equipment	(18.4)	(16.0)
Proceeds from the sale of assets	0.8	0.8
Business acquisitions, net of cash acquired	—	(74.3)
Net cash used for investing activities	(17.6)	(89.5)
Financing Activities
Additions to long-term debt	46.1	16.8
Reductions of long-term debt	(40.8)	(34.6)
Net change to revolving credit agreements	61.9	3.3
Cash dividends paid	(10.4)	(10.1)
Cash dividends paid to noncontrolling interest	(0.1)	(0.3)
Financing fees paid	(0.4)	(0.6)
Purchase of treasury stock	(0.2)	(0.6)
Net cash provided by (used for) financing activities	56.1	(26.1)
Effect of exchange rate changes on cash	(1.0)	(4.1)
Cash and Cash Equivalents
Decrease for the period	(33.4)	(67.7)
Balance at the beginning of the period	83.7	220.1
Balance at the end of the period	$50.3	$152.4

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain on AFS Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance, March 31, 2018	$0.1	$0.1	$(25.1)	$317.5	$402.9	$(48.7)	$—	$12.3	$(58.2)	$600.9	$7.1	$608.0
Stock-based compensation	—	—	—	1.2	—	—	—	—	—	1.2	—	1.2
Stock issued under stock compensation plans	—	—	0.3	(0.3)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	5.6	—	—	—	—	5.6	0.1	5.7
Cash dividends	—	—	—	—	(5.1)	—	—	—	—	(5.1)	(0.3)	(5.4)
Current period other comprehensive income	—	—	—	—	—	(28.2)	—	(16.5)	0.7	(44.0)	—	(44.0)
Reclassification adjustment to net income	—	—	—	—	—	—	—	(2.0)	0.7	(1.3)	—	(1.3)
Acquisition of a business	—	—	—	—	—	—	—	—	—	—	27.0	27.0
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1.3)	(1.3)
Balance, June 30, 2018	$0.1	$0.1	$(24.8)	$318.4	$403.4	$(76.9)	$—	$(6.2)	$(56.8)	$557.3	$32.6	$589.9

Balance, March 31, 2019	$0.1	$0.1	$(17.1)	$317.4	$410.8	$(88.2)	$—	$(23.6)	$(80.0)	$519.5	$31.9	$551.4
Stock-based compensation	—	—	—	1.7	—	—	—	—	—	1.7	—	1.7
Stock issued under stock compensation plans	—	—	0.4	(0.4)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	16.2	—	—	—	—	16.2	0.7	16.9
Cash dividends	—	—	—	—	(5.2)	—	—	—	—	(5.2)	(0.1)	(5.3)
Current period other comprehensive income (loss)	—	—	—	—	—	2.5	—	(0.3)	—	2.2	—	2.2
Reclassification adjustment to net income	—	—	—	—	—	—	—	2.5	0.7	3.2	—	3.2
Balance, June 30, 2019	$0.1	$0.1	$(16.7)	$318.7	$421.8	$(85.7)	$—	$(21.4)	$(79.3)	$537.6	$32.5	$570.1

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain on AFS Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance, December 31, 2017	$0.1	$0.1	$(31.5)	$323.8	$389.1	$(58.5)	$2.8	$(1.5)	$(58.9)	$565.5	$6.9	$572.4
Cumulative effect of change in accounting	—	—	—	—	3.9	—	(2.8)	—	—	1.1	—	1.1
Stock-based compensation	—	—	—	1.9	—	—	—	—	—	1.9	—	1.9
Stock issued under stock compensation plans	—	—	7.3	(7.3)	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.6)	—	—	—		—	—	(0.6)	—	(0.6)
Net income	—	—	—	—	20.5	—	—	—	—	20.5	0.1	20.6
Cash dividends	—	—	—	—	(10.1)	—	—	—	—	(10.1)	(0.3)	(10.4)
Current period other comprehensive income (loss)	—	—	—	—	—	(18.4)	—	(3.5)	0.7	(21.2)	—	(21.2)
Reclassification adjustment to net income	—	—	—	—	—	—	—	(1.2)	1.4	0.2	—	0.2
Acquisition of a business	—	—	—	—	—	—	—	—	—	—	27.0	27.0
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Balance, June 30, 2018	$0.1	$0.1	$(24.8)	$318.4	$403.4	$(76.9)	$—	$(6.2)	$(56.8)	$557.3	$32.6	$589.9

Balance, December 31, 2018	$0.1	$0.1	$(24.1)	$321.5	$407.3	$(85.9)	$—	$(15.5)	$(76.1)	$527.4	$32.1	$559.5
Cumulative effect of change in accounting	—	—	—	—	5.3	—	—	0.9	(4.8)	1.4	—	1.4
Stock-based compensation	—	—	—	4.8	—	—	—	—	—	4.8	—	4.8
Stock issued under stock compensation plans	—	—	7.6	(7.6)	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.2)	—	—	—		—	—	(0.2)	—	(0.2)
Net income	—	—	—	—	19.6	—	—	—	—	19.6	0.5	20.1
Cash dividends	—	—	—	—	(10.4)	—	—	—	—	(10.4)	(0.1)	(10.5)
Current period other comprehensive income (loss)	—	—	—	—	—	0.2	—	(10.1)	—	(9.9)	—	(9.9)
Reclassification adjustment to net income	—	—	—	—	—	—	—	3.3	1.6	4.9	—	4.9
Balance, June 30, 2019	$0.1	$0.1	$(16.7)	$318.7	$421.8	$(85.7)	$—	$(21.4)	$(79.3)	$537.6	$32.5	$570.1

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
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

The Company owns a 75% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"). Hyster-Yale Maximal is a Chinese manufacturer of utility and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets. The results of Hyster-Yale Maximal are included in the JAPIC segment since the date of acquisition. During the second quarter of 2019, the Company completed the purchase price allocation for Hyster-Yale Maximal. There were no changes in the purchase price allocation for Hyster-Yale Maximal during the first six months of 2019.

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

In 2018, the Company announced, as part of a plan to expand Bolzoni's capabilities in the United States, Bolzoni's North America attachment manufacturing would be moved into HYG's Sulligent, Alabama manufacturing facility over the course of 2019. As a result, effective January 1, 2019, the Sulligent facility became a Bolzoni facility. Accordingly, the results of the Sulligent facility for the first six months of 2019 have been included in the Bolzoni segment. In addition, the Company reclassified the historical results of operations of the Sulligent facility for 2018 in this Quarterly Report on Form 10-Q.

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2019 and the results of its operations and changes in equity for the three and six months ended June 30, 2019 and 2018, and the results of its cash flows for the six months ended June 30, 2019 and 2018 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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
ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326)(Subsequent ASUs have been issued in 2018 and 2019 to update or clarify this guidance)
The guidance eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The guidance also requires additional disclosures in certain circumstances.
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

Note 3—Revenue

Revenue is recognized when obligations under the terms of a contract with the customer are satisfied, which occurs when control of the trucks, parts, or services are transferred to the customer. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise for the right to payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers. Taxes collected from customers are excluded from revenue. The estimated costs of product warranties are recognized as expense when the products are sold. See Note 12 for further information on product warranties.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the first six months of 2019 and 2018.

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

The following table disaggregates revenue by category:

	THREE MONTHS ENDED
	JUNE 30, 2019
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$246.2	$170.2	$64.3	$—	$—	$—	$480.7
Direct customer sales	158.3	3.8	—	—	—	—	162.1
Aftermarket sales	98.0	23.3	8.3	—	—	—	129.6
Other	35.2	4.8	0.3	90.8	2.2	(49.5)	83.8
Total Revenues	$537.7	$202.1	$72.9	$90.8	$2.2	$(49.5)	$856.2

	THREE MONTHS ENDED
	JUNE 30, 2018
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$280.6	$159.5	$47.9	$—	$—	$—	$488.0
Direct customer sales	74.4	1.2	—	—	—	—	75.6
Aftermarket sales	91.7	26.7	9.2	—	—	—	127.6
Other	24.9	3.6	0.4	88.0	0.7	(42.9)	74.7
Total Revenues	$471.6	$191.0	$57.5	$88.0	$0.7	$(42.9)	$765.9

	SIX MONTHS ENDED
	JUNE 30, 2019
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$530.7	$324.0	$119.1	$—	$—	$—	$973.8
Direct customer sales	278.4	7.8	—	—	—	—	286.2
Aftermarket sales	198.9	49.2	16.6	—	—	—	264.7
Other	64.2	11.2	0.6	182.6	6.7	(99.0)	166.3
Total Revenues	$1,072.2	$392.2	$136.3	$182.6	$6.7	$(99.0)	$1,691.0

	SIX MONTHS ENDED
	JUNE 30, 2018
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$582.5	$324.8	$87.9	$—	$—	$—	$995.2
Direct customer sales	156.1	2.9	—	—	—	—	159.0
Aftermarket sales	179.3	53.7	18.4	—	—	—	251.4
Other	49.6	7.5	0.7	177.5	1.3	(87.8)	148.8
Total Revenues	$967.5	$388.9	$107.0	$177.5	$1.3	$(87.8)	$1,554.4

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

Deferred Revenue
Balance, December 31, 2018	$61.8
Customer deposits and billings	38.2
Revenue recognized	(23.2)
Balance, June 30, 2019	$76.8

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

The Company's adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The Company's accounting for finance leases (formerly referred to as capital leases prior to the adoption of the new lease standard) remained substantially unchanged. The impact of the adoption of the new lease standard included the recognition of right-of-use ("ROU") assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of approximately $82.7 million and $80.8 million, respectively, as of January 1, 2019. The $80.8 million is net of $6.2 million of lease related liabilities which had been recorded under previous accounting standards and have been reclassified as a contra-asset under the new standard. In addition, a cumulative adjustment was recorded to increase retained earnings by $1.4 million as of January 1, 2019, for certain sales-leaseback transactions for which profit recognition was deferred previously under accounting standards but is no longer deferred under the new lease standard. The new lease standard did not materially affect the Company's consolidated net earnings and had no impact on cash flows for the three and six months ended June 30, 2019.

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

As of June 30, 2019, the Company has the following amounts recorded on the Company's unaudited condensed consolidated balance sheet:

	Location on Balance Sheet	June 30, 2019
Assets
Operating lease assets	Other non-current assets	$81.2
Finance lease assets	Property, plant and equipment, net	22.0
Total		$103.2
Liabilities
Current
Operating lease liabilities	Other current liabilities	19.0
Finance lease liabilities	Current maturities of long-term debt	6.9
Long-term
Operating lease liabilities	Other long-term liabilities	66.7
Finance lease liabilities	Long-term debt	8.9
Total		$101.5

Finance lease assets are recorded net of accumulated amortization of $11.5 million as of June 30, 2019. In addition, leases with HYGFS included in the unaudited condensed consolidated balance sheet at June 30, 2019, include $17.4 million of ROU assets and lease liabilities.

As of June 30, 2019, the Company has the following remaining lease term and weighted average discount rates:

	Operating Leases	Finance Leases
Weighted-average remaining lease term in years	6.37	2.62
Weighted-average discount rate	5.12%	3.36%

For the three and six months ended June 30, 2019, the Company recorded the following amounts on the unaudited condensed consolidated statements of operations:

		THREE MONTHS ENDED	SIX MONTHS ENDED
	Location on Income Statement	June 30, 2019	June 30, 2019
Operating lease cost	Cost of sales	$2.1	$4.0
Operating lease cost	Selling, general and administrative expenses	4.0	8.0
Finance lease cost
Amortization of leased assets	Cost of sales	1.8	3.6
Interest on lease liabilities	Interest expense	0.3	0.4
Other lease costs[1]	Selling, general and administrative expenses	0.1	0.5
Sublease income	Revenues	(3.7)	(5.4)
Total		$4.6	$11.1
[1] - Includes short-term and variable lease costs.

The Company recognizes sublease income primarily related to lift trucks in which the Company records revenues over the term of the lease in accordance with the rental agreements with its customers. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of June 30, 2019 were $35.8 million.

For the six months ended June 30, 2019, the Company recorded the following amounts on the unaudited condensed consolidated statements of cash flows:

SIX MONTHS ENDED
June 30, 2019
Cash paid for lease liabilities
Operating cash flows from operating leases	$11.6
Operating cash flows from finance leases	0.4
Financing cash flows from finance leases	3.7
Non-cash amounts related to right-of-use assets obtained in exchange for lease obligations
Operating	8.7
Finance	1.6

Annual maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases	Total
Amounts remaining in 2019	$11.8	$3.8	$15.6
2020	20.4	6.7	27.1
2021	16.1	4.0	20.1
2022	12.8	1.2	14.0
2023	9.6	0.8	10.4
Thereafter	31.2	0.1	31.3
	101.9	16.6	118.5
Less: Interest	(16.2)	(0.8)	(17.0)
Net	$85.7	$15.8	$101.5

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

In 2019, as part of a plan to expand Bolzoni's capabilities in the United States, Bolzoni's North America attachment manufacturing began moving into HYG's Sulligent, Alabama manufacturing facility. As a result, effective January 1, 2019, the Sulligent facility became a Bolzoni facility. Accordingly, the results of the Sulligent facility for the first six months of 2019 have been included in the Bolzoni segment and the historical results of operations of the Sulligent facility for 2018 have been included in the Bolzoni segment. As part of the reorganization of the two facilities, restructuring costs of approximately $0.6 million and $2.0 million were incurred for the three and six months ended June 30, 2019, respectively. See Note 16 to the unaudited condensed consolidated financial statements for additional information on restructuring costs.

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2019	2018	2019	2018
Revenues from external customers
Americas	$537.7	$471.6	$1,072.2	$967.5
EMEA	202.1	191.0	392.2	388.9
JAPIC	72.9	57.5	136.3	107.0
Lift truck business	812.7	720.1	1,600.7	1,463.4
Bolzoni	90.8	88.0	182.6	177.5
Nuvera	2.2	0.7	6.7	1.3
Eliminations	(49.5)	(42.9)	(99.0)	(87.8)
Total	$856.2	$765.9	$1,691.0	$1,554.4
Gross profit (loss)
Americas	$90.1	$79.1	$171.5	$164.9
EMEA	28.4	25.1	53.5	50.9
JAPIC	8.4	6.1	14.5	10.6
Lift truck business	126.9	110.3	239.5	226.4
Bolzoni	15.5	16.8	31.1	33.8
Nuvera	(2.7)	(1.6)	(4.5)	(2.5)
Eliminations	(0.3)	(0.2)	(0.5)	(0.3)
Total	$139.4	$125.3	$265.6	$257.4

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2019	2018	2019	2018
Operating profit (loss)
Americas	$26.2	$18.0	$41.5	$45.9
EMEA	4.7	1.4	4.7	2.3
JAPIC	(1.8)	(2.1)	(6.3)	(4.3)
Lift truck business	29.1	17.3	39.9	43.9
Bolzoni	2.3	3.2	3.5	5.9
Nuvera	(8.2)	(9.5)	(16.6)	(19.5)
Eliminations	(0.3)	(0.2)	(0.5)	(0.3)
Total	$22.9	$10.8	$26.3	$30.0
Net income (loss) attributable to stockholders
Americas	$17.7	$10.2	$29.8	$30.6
EMEA	4.1	1.3	4.0	2.3
JAPIC	(1.5)	(0.5)	(3.9)	(1.2)
Lift truck business	20.3	11.0	29.9	31.7
Bolzoni	1.6	2.1	1.9	4.0
Nuvera	(6.0)	(6.9)	(12.1)	(14.2)
Eliminations	0.3	(0.6)	(0.1)	(1.0)
Total	$16.2	$5.6	$19.6	$20.5

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

A reconciliation of the consolidated federal statutory rate to the reported income tax rate is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2019	2018	2019	2018
Income before income taxes	$21.3	$9.5	$26.0	$29.3
Statutory taxes (21%)	$4.5	$2.0	$5.5	$6.2
Interim adjustment	—	0.2	0.4	0.5
Permanent adjustments	(0.4)	0.4	(0.4)	0.7
Discrete items	0.3	1.2	0.4	1.3
Income tax provision	$4.4	$3.8	$5.9	$8.7
Reported income tax rate	20.7%	40.0%	22.7%	29.7%

During the second quarter of 2018, the Company recognized a discrete tax charge of $1.1 million as a result of non-deductible acquisition costs related to the closing of the Maximal transaction.

Note 7—Reclassifications from OCI

The following table summarizes reclassifications out of OCI as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI				Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2019	2018	2019	2018
Gain (loss) on cash flow hedges:
Interest rate contracts	$(0.1)	$(0.1)	$(0.3)	$(0.1)	Interest expense
Foreign exchange contracts	(3.3)	3.1	(4.4)	2.1	Cost of sales
Total before tax	(3.4)	3.0	(4.7)	2.0	Income before income taxes
Tax expense (benefit)	0.9	(1.0)	1.4	(0.8)	Income tax provision
Net of tax	$(2.5)	$2.0	$(3.3)	$1.2	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(1.0)	$(0.9)	$(2.0)	$(1.9)	Other, net
Prior service credit	—	0.1	—	0.2	Other, net
Total before tax	(1.0)	(0.8)	(2.0)	(1.7)	Income before income taxes
Tax expense	0.3	0.1	0.4	0.3	Income tax provision
Net of tax	$(0.7)	$(0.7)	$(1.6)	$(1.4)	Net income
Total reclassifications for the period	$(3.2)	$1.3	$(4.9)	$(0.2)

Note 8—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At June 30, 2019, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $351.5 million and $355.1 million, respectively. At December 31, 2018, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $281.0 million and $284.2 million, respectively.

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

The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company's interest rate swap agreements and the associated variable rate financings are predominately based upon the one month LIBOR. Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the unaudited condensed consolidated statements of operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $969.9 million at June 30, 2019, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Mexican pesos, Swedish kroner, Chinese renminbi, Brazilian real and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $1.1 billion at December 31, 2018, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner, Mexican pesos, Chinese renminbi, Brazilian real and Australian dollars. The fair value of these contracts approximated a net liability of $23.6 million and $19.5 million at June 30, 2019 and December 31, 2018, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2019, $9.6 million of the amount of net deferred loss included in OCI at June 30, 2019 is expected to be reclassified as expense into the unaudited condensed consolidated statement of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on its $200.0 million term loan (the "Term Loan") borrowings. The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at June 30, 2019 and December 31, 2018:

Notional Amount		Average Fixed Rate
June 30	December 31	June 30	December 31
2019	2018	2019	2018	Term at June 30, 2019
$56.5	$56.5	1.94%	1.94%	Extending to November 2022
$79.1	$83.5	2.20%	2.20%	Extending to May 2023

The fair value of all interest rate swap agreements was a net liability of $2.2 million and a net asset of $1.6 million at June 30, 2019 and December 31, 2018, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2019, $0.2 million of the amount included in OCI is expected to be reclassified as expense in the unaudited condensed consolidated statement of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	JUNE 30 2019	DECEMBER 31 2018	Balance Sheet Location	JUNE 30 2019	DECEMBER 31 2018
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$—	$0.6	Prepaid expenses and other	$—	$—
	Other current liabilities	—	—	Other current liabilities	0.3	—
Long-term	Other non-current assets	—	1.0	Other non-current assets	—	—
	Other long-term liabilities	—	—	Other long-term liabilities	1.9	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	3.2	2.1	Prepaid expenses and other	2.4	0.4
	Other current liabilities	1.2	3.3	Other current liabilities	14.9	12.8
Long-term	Other non-current assets	0.9	1.0	Other non-current assets	0.6	0.6
	Other long-term liabilities	0.8	0.5	Other long-term liabilities	12.5	13.8
Total derivatives designated as hedging instruments		$6.1	$8.5		$32.6	$27.6
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	2.1	0.4	Prepaid expenses and other	0.4	0.2
	Other current liabilities	0.2	1.5	Other current liabilities	1.2	0.5
Total derivatives not designated as hedging instruments		$2.3	$1.9		$1.6	$0.7
Total derivatives		$8.4	$10.4		$34.2	$28.3

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of June 30, 2019				Derivative Liabilities as of June 30, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$2.2	$—	$2.2	$2.2
Foreign currency exchange contracts	2.8	(2.8)	—	—	26.4	(2.8)	23.6	23.6
Total derivatives	$2.8	$(2.8)	$—	$—	$28.6	$(2.8)	$25.8	$25.8

	Derivative Assets as of December 31, 2018				Derivative Liabilities as of December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$1.6	$—	$1.6	$1.6	$—	$—	$—	$—
Foreign currency exchange contracts	2.3	(2.3)	—	—	21.8	(2.3)	19.5	19.5
Total derivatives	$3.9	$(2.3)	$1.6	$1.6	$21.8	$(2.3)	$19.5	$19.5

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS ENDED		SIX MONTHS ENDED			THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30					JUNE 30
Derivatives designated as hedging instruments	2019	2018	2019	2018		2019	2018	2019	2018
Cash Flow Hedges
Interest rate swap agreements	$(2.5)	$0.7	$(4.0)	$2.7	Interest expense	$(0.1)	$(0.1)	$(0.3)	$(0.1)
Foreign currency exchange contracts	2.1	(24.1)	(9.9)	(8.5)	Cost of sales	(3.3)	3.1	(4.4)	2.1
Total	$(0.4)	$(23.4)	$(13.9)	$(5.8)		$(3.4)	$3.0	$(4.7)	$2.0

Derivatives Not Designated as Hedging Instruments					Location of Gain or (Loss) Recognized in Income on Derivative	2019	2018	2019	2018
Cash Flow Hedges
Interest rate swap agreements					Other	$—	$—	$—	$0.3
Foreign currency exchange contracts					Cost of sales	1.9	(1.5)	(2.4)	(1.2)
Total						$1.9	$(1.5)	$(2.4)	$(0.9)

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

The Company presents the components of net benefit cost, other than service cost, in other (income) expense in the unaudited condensed consolidated statements of operations for its pension plans. Service cost for the Company's pension plans continues to be reported in operating profit. The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2019	2018	2019	2018
U.S. Pension
Interest cost	$0.6	$0.7	$1.3	$1.3
Expected return on plan assets	(1.2)	(1.3)	(2.3)	(2.5)
Settlement loss	—	0.7	—	0.7
Amortization of actuarial loss	0.5	0.4	1.0	0.9
Amortization of prior service credit	—	(0.1)	—	(0.2)
Total	$(0.1)	$0.4	$—	$0.2
Non-U.S. Pension
Service cost	$0.1	$—	$0.1	$0.1
Interest cost	0.9	1.1	2.0	2.1
Expected return on plan assets	(2.5)	(2.7)	(5.2)	(5.4)
Amortization of actuarial loss	0.5	0.5	1.0	1.0
Total	$(1.0)	$(1.1)	$(2.1)	$(2.2)

Note 10—Inventories

Inventories are summarized as follows:

	JUNE 30 2019	DECEMBER 31 2018
Finished goods and service parts	$285.6	$248.6
Work in process	32.2	30.0
Raw materials	334.9	307.0
Total manufactured inventories	652.7	585.6
LIFO reserve	(53.7)	(52.0)
Total inventory	$599.0	$533.6

Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At June 30, 2019 and December 31, 2018, 55% and 51%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

Note 11—Current and Long-Term Financing

On April 3, 2019, the Company entered into an amendment to its secured, floating-rate revolving credit facility (the "Facility”). As a result, among other items, (i) the aggregate commitments under the Facility were increased from $200.0 million to $240.0 million and (ii) Bolzoni Auramo, Inc was designated as a “U.S. Borrower” under the Facility. After giving effect to the amendment, the Facility consists of a U.S. revolving credit facility in the amount of $150.0 million and a non-U.S. revolving credit facility in the amount of $90.0 million.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2019
Balance at December 31, 2018	$56.9
Current year warranty expense	22.8
Change in estimate related to pre-existing warranties	(0.5)
Payments made	(17.3)
Balance at June 30, 2019	$61.9

Note 13—Contingencies

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

Note 14—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at June 30, 2019 and December 31, 2018 were $164.1 million and $192.7 million, respectively. As of June 30, 2019, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at June 30, 2019 was approximately $234.7 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of June 30, 2019, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $28.6 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $11.3 million as of June 30, 2019. The $28.6 million is included in the $164.1 million of total amounts subject to recourse or repurchase obligations at June 30, 2019.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At June 30, 2019, approximately $130.6 million of the Company's total recourse or repurchase obligations of $164.1 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At June 30, 2019, loans from WF to HYGFS totaled $1.2 billion. Although the Company’s contractual guarantee was $241.8 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $130.6 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $219.1 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $297.5 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at June 30, 2019:

	HYGFS	Total
Total recourse or repurchase obligations	$130.6	$164.1
Less: exposure limited for certain dealers	28.6	28.6
Plus: 7.5% of original loan balance	11.3	11.3
	113.3	146.8
Incremental obligation related to guarantee to WF	219.1	219.1
Total exposure related to guarantees	$332.4	$365.9

Note 15—Equity and Debt Investments

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

The Company's equity investments in unconsolidated affiliates recorded on the consolidated balance sheet as follows:

	June 30, 2019	December 31, 2018
HYGFS	$20.0	$20.6
SN	43.6	41.3
Bolzoni	0.4	0.5
Dividends received from unconsolidated affiliates are summarized below:

	SIX MONTHS ENDED
	JUNE 30
	2019	2018
HYGFS	$4.1	$20.1
SN	1.0	2.1
	$5.1	$22.2
Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2019	2018	2019	2018
Revenues	$110.6	$105.0	$220.0	$205.5
Gross profit	$37.2	$31.4	$74.9	$63.3
Income from continuing operations	$11.0	$8.5	$21.8	$18.7
Net income	$11.0	$8.5	$21.8	$18.7

The Company has an equity investment in a third party valued using a quoted market price in an active market, or Level 1 in the fair value hierarchy. The Company's investment as of June 30, 2019 and December 31, 2018 was $3.6 million and $4.1 million, respectively. Any gain or loss on the investment is included on the line "Other" in the "Other (income) expense" section of the unaudited condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2019	2018	2019	2018
Gain (loss) on equity investment	$(1.2)	$(2.6)	$(0.4)	$(3.0)
The Company has an approximately 19% ownership interest through common and redeemable preferred shares in a third party, OneH2, Inc. ("OneH2"). The Company's investment was $8.8 million and $9.1 million as of June 30, 2019 and December 31, 2018, respectively.

Note 16—Restructuring

In 2019, as part of a plan to expand Bolzoni's capabilities in the United States, Bolzoni's North America attachment manufacturing is being moved into HYG's Sulligent, Alabama manufacturing facility. As a result, effective January 1, 2019, the Sulligent facility became a Bolzoni facility.

During the first quarter of 2019, the Company commenced moving the manufacturing of attachments into the Sulligent facility and plans to phase out production at its Homewood, Illinois facility during the remainder of 2019. The Homewood manufacturing facility employed approximately 70 people. The Company intends to maintain a Bolzoni parts distribution center and certain other operations in that area.

As a result of this restructuring, Bolzoni recognized a charge of approximately $0.6 million and $2.0 million during the three and six months ended June 30, 2019, respectively. During the first quarter of 2019, the Company incurred $0.4 million related to severance, which was recorded on the line "Selling, general and administrative expenses," and $1.0 million related to plant rearrangement and moving costs, which was recorded in "Cost of sales." The Company incurred $0.6 million related to plant rearrangement and moving costs during the second quarter of 2019. Severance payments of $0.3 million and $0.4 million were made during the second quarter and first six months of 2019, respectively. Payments related to this restructuring plan are expected to be made through 2020. In addition to the restructuring charge recorded during 2019, the Company anticipates it will incur subsequent charges, which were not eligible for accrual at June 30, 2019, of approximately $2.2 million to $3.5 million for additional costs related to the restructuring, which the Company expects to incur during 2019 and 2020.

Note 17—Other Items

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

Certain components of fork lift trucks, including counterweights and forks, were listed in the notice as exclusions for the additional duties. The Company recognized $4.9 million of tariff recoveries in the second quarter of 2019, which is included in the line "Cost of sales" in the unaudited condensed consolidated statement of operations. The Company is currently in the process of determining whether any additional duties are recoverable from the government and suppliers and the amount thereof. Other components and forklift trucks imported from China will continue to be subject to the additional duties.

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

In 2018, the Company announced, as part of a plan to expand Bolzoni's capabilities in the United States, Bolzoni's North America attachment manufacturing would be moved into HYG's Sulligent, Alabama manufacturing facility over the course of 2019. As a result, effective January 1, 2019, the Sulligent facility became a Bolzoni facility. Accordingly, the results of the Sulligent facility for the first six months of 2019 have been included in the Bolzoni segment. In addition, the Company reclassified the historical results of operations of the Sulligent facility for 2018 in this Quarterly Report on Form 10-Q.

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

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)	SIX MONTHS ENDED		Favorable / (Unfavorable)
	JUNE 30			JUNE 30
	2019	2018	% Change	2019	2018	% Change
Lift truck unit shipments (in thousands)
Americas	14.5	14.1	2.8%	29.7	29.7	—%
EMEA	8.0	7.4	8.1%	15.6	14.9	4.7%
JAPIC (1)	3.8	2.4	58.3%	6.7	4.1	63.4%
	26.3	23.9	10.0%	52.0	48.7	6.8%
Revenues
Americas	$537.7	$471.6	14.0%	$1,072.2	$967.5	10.8%
EMEA	202.1	191.0	5.8%	392.2	388.9	0.8%
JAPIC (1)	72.9	57.5	26.8%	136.3	107.0	27.4%
Lift truck business	812.7	720.1	12.9%	1,600.7	1,463.4	9.4%
Bolzoni	90.8	88.0	3.2%	182.6	177.5	2.9%
Nuvera	2.2	0.7	n.m.	6.7	1.3	n.m.
Eliminations	(49.5)	(42.9)	n.m.	(99.0)	(87.8)	n.m.
	$856.2	$765.9	11.8%	$1,691.0	$1,554.4	8.8%
Gross profit (loss)
Americas	$90.1	$79.1	13.9%	$171.5	$164.9	4.0%
EMEA	28.4	25.1	13.1%	53.5	50.9	5.1%
JAPIC (1)	8.4	6.1	37.7%	14.5	10.6	36.8%
Lift truck business	126.9	110.3	15.0%	239.5	226.4	5.8%
Bolzoni	15.5	16.8	(7.7)%	31.1	33.8	(8.0)%
Nuvera	(2.7)	(1.6)	n.m.	(4.5)	(2.5)	n.m.
Eliminations	(0.3)	(0.2)	n.m.	(0.5)	(0.3)	n.m.
	$139.4	$125.3	11.3%	$265.6	$257.4	3.2%
Selling, general and administrative expenses
Americas	$63.9	$61.1	(4.6)%	$130.0	$119.0	(9.2)%
EMEA	23.7	23.7	—%	48.8	48.6	(0.4)%
JAPIC (1)	10.2	8.2	(24.4)%	20.8	14.9	(39.6)%
Lift truck business	97.8	93.0	(5.2)%	199.6	182.5	(9.4)%
Bolzoni	13.2	13.6	2.9%	27.6	27.9	1.1%
Nuvera	5.5	7.9	30.4%	12.1	17.0	28.8%
	$116.5	$114.5	(1.7)%	$239.3	$227.4	(5.2)%
Operating profit (loss)
Americas	$26.2	$18.0	45.6%	$41.5	$45.9	(9.6)%
EMEA	4.7	1.4	n.m.	4.7	2.3	104.3%
JAPIC (1)	(1.8)	(2.1)	n.m.	(6.3)	(4.3)	(46.5)%
Lift truck business	29.1	17.3	68.2%	39.9	43.9	(9.1)%
Bolzoni	2.3	3.2	(28.1)%	3.5	5.9	(40.7)%
Nuvera	(8.2)	(9.5)	13.7%	(16.6)	(19.5)	14.9%
Eliminations	(0.3)	(0.2)	n.m.	(0.5)	(0.3)	n.m.
	$22.9	$10.8	112.0%	$26.3	$30.0	(12.3)%
Interest expense	$5.1	$4.0	(27.5)%	$9.6	$8.0	(20.0)%
Other income	$(3.5)	$(2.7)	29.6%	$(9.3)	$(7.3)	27.4%

	THREE MONTHS ENDED		Favorable / (Unfavorable)	SIX MONTHS ENDED		Favorable / (Unfavorable)
	JUNE 30			JUNE 30
	2019	2018	% Change	2019	2018	% Change
Net income (loss) attributable to stockholders
Americas	$17.7	$10.2	73.5%	$29.8	$30.6	(2.6)%
EMEA	4.1	1.3	n.m.	4.0	2.3	73.9%
JAPIC (1)	(1.5)	(0.5)	n.m.	(3.9)	(1.2)	(225.0)%
Lift truck business	20.3	11.0	84.5%	29.9	31.7	(5.7)%
Bolzoni	1.6	2.1	(23.8)%	1.9	4.0	(52.5)%
Nuvera	(6.0)	(6.9)	13.0%	(12.1)	(14.2)	14.8%
Eliminations	0.3	(0.6)	n.m.	(0.1)	(1.0)	n.m.
	$16.2	$5.6	189.3%	$19.6	$20.5	(4.4)%
Diluted earnings per share	$0.97	$0.34	185.3%	$1.17	$1.24	(5.6)%
Reported income tax rate	20.7%	40.0%		22.7%	29.7%
(1) Hyster-Yale Maximal was acquired on June 1, 2018 and results of operations have been included since the acquisition date.
Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of June 30, 2019, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2019	2018	2019	2018
Unit backlog, beginning of period	40.2	36.1	43.9	33.8
Unit shipments	(26.3)	(23.9)	(52.0)	(48.7)
Unit bookings	30.2	29.5	52.2	56.6
Unit backlog, end of period	44.1	41.7	44.1	41.7
The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2019	2018	2019	2018
Bookings, approximate sales value	$620	$720	$1,150	$1,340
Backlog, approximate sales value	$1,130	$1,080	$1,130	$1,080

Second Quarter of 2019 Compared with Second Quarter of 2018

The following table identifies the components of change in revenues for the second quarter of 2019 compared with the second quarter of 2018:

Revenues
2018	$765.9
Increase (decrease) in 2019 from:
Unit volume and product mix	50.5
Price	27.8
Hyster-Yale Maximal revenues	16.3
Other	7.3
Bolzoni revenues	2.8
Parts	2.7
Nuvera revenues	1.5
Foreign currency	(18.6)
2019	$856.2

Revenues increased 11.8% to $856.2 million in the second quarter of 2019 from $765.9 million in the second quarter of 2018. The increase was mainly due to improved unit volume and product mix and pricing to offset material cost increases and tariffs, partially offset by unfavorable currency movements from the translation of sales into U.S. dollars. In addition, the acquisition of Hyster-Yale Maximal and increased Bolzoni and Nuvera revenues contributed to the improvement in revenues.

Revenues in the Americas increased primarily as a result of higher unit volume and product mix, parts volumes and improved pricing. Unit shipments increased primarily in Brazil, as the market continued to strengthen. The Americas also had increased revenues of higher-capacity Class 4 trucks, Class 2 electric, warehouse trucks, Class 1 electric, counterbalanced trucks and Class 5 Big trucks. In addition, higher pricing put in place to offset material cost increases and tariffs was realized in the second quarter of 2019. These increases were partially offset by lower revenues from lower-capacity Class 5 trucks, primarily as a result of a continued shortage of component parts from certain key suppliers.

EMEA's revenues increased mainly as a result of higher shipments of higher-priced lift trucks, partially offset by unfavorable currency movements of $14.1 million from the translation of sales into U.S. dollars.

Revenues in JAPIC increased primarily as a result of the acquisition of Hyster-Yale Maximal, partially offset by $2.6 million of unfavorable currency movements.

The increase in Bolzoni's revenues was mainly due to higher volume, partially offset by unfavorable currency movements of $3.4 million from the translation of sales into U.S. dollars.

Nuvera's revenues increased as a result of development funding received associated with third-party development agreements.

The following table identifies the components of change in operating profit for the second quarter of 2019 compared with the second quarter of 2018:

Operating Profit
2018	$10.8
Increase (decrease) in 2019 from:
Lift truck gross profit	16.5
Nuvera operations	1.3
Bolzoni operations	(0.9)
Lift truck selling, general and administrative expenses	(4.8)
2019	$22.9

The Company recognized operating profit of $22.9 million in the second quarter of 2019 compared with $10.8 million in the second quarter of 2018. The increase in operating profit was mainly due to improved gross profit in the lift truck business partially offset by higher selling, general and administrative expenses. Gross profit increased primarily from the favorable impact of price increases implemented in 2018 to offset higher material cost and aluminum and steel tariffs, partially offset by higher material costs and unfavorable currency movements. Selling, general and administrative expense increased primarily as a result of higher product development costs to support the Company's strategic initiatives partially offset by favorable employee-related expenses.

Operating profit in the Americas increased in the second quarter of 2019 compared with the second quarter of 2018 primarily as a result of improved gross profit partially offset by higher selling, general and administrative expenses. Gross profit increased primarily from the favorable impact of price increases implemented in 2018 to offset higher material cost and aluminum and steel tariffs, $4.9 million of favorable retroactive tariff exclusion adjustments for certain components imported from China, which includes $3.1 million of refunds for tariffs incurred prior to the second quarter of 2019, and higher unit and parts volume. These increases were partially offset by higher material and freight costs, a shift in mix to lower-margin products and unfavorable currency movements. Selling, general and administrative expense increased primarily as a result of additional investments in the expansion of the Company's industry-focused sales and marketing teams and increased product development costs to support a planned major upgrade to the Company's core product platforms. These increases were partially offset by lower employee-related costs and the absence of $1.9 million of Maximal acquisition-related costs incurred in the second quarter of 2018.

EMEA's operating profit increased in the second quarter of 2019 compared with the second quarter of 2018 primarily as result of increased unit sales, improved manufacturing efficiencies resulting from higher unit sales and price increases, partially offset by higher material costs.

JAPIC's operating loss in the second quarter of 2019 decreased compared with the second quarter of 2018 primarily due to the acquisition of Hyster-Yale Maximal.

Bolzoni's operating profit decreased mainly as a result of $0.6 million of restructuring costs recognized in the second quarter of 2019 related to the transfer of Bolzoni's North America attachment manufacturing to Sulligent, Alabama and $0.3 million of unfavorable currency movements. The restructuring costs include plant rearrangement and changes to information technology infrastructure.

Nuvera's operating loss decreased compared with the prior year mainly as a result of product development funding received from third-parties.

The Company recognized net income attributable to stockholders of $16.2 million in the second quarter of 2019 compared with $5.6 million in the second quarter of 2018. The increase was primarily the result of higher operating profit in the second quarter of 2019 compared with the second quarter of 2018.

First Six Months of 2019 Compared with First Six Months of 2018

The following table identifies the components of change in revenues for the first six months of 2019 compared with the first six months of 2018:

Revenues
2018	$1,554.4
Increase (decrease) in 2019 from:
Unit price	51.9
Unit volume and product mix	50.1
Maximal revenues	32.7
Other	15.3
Parts	11.8
Nuvera revenues	5.4
Bolzoni revenues	5.1
Foreign currency	(35.7)
2019	$1,691.0

Revenues increased 8.8% to $1,691.0 million in the first six months of 2019 from $1,554.4 million in the first six months of 2018. The increase was mainly due to improved pricing to offset material cost increases and tariffs, higher unit volume and product mix in the lift truck business, the acquisition of Hyster-Yale Maximal and increased Nuvera and Bolzoni revenues. These items were partially offset by unfavorable currency movements from the translation of sales into U.S. dollars.

Revenues in the Americas increased in the first six months of 2019 compared with the first six months of 2018 primarily as a result of improved pricing and higher unit volume and mix and parts sales. The higher pricing was implemented to offset material cost increases and tariffs.

EMEA's revenues increased mainly as a result of higher shipments of higher-priced lift trucks and improved pricing, partially offset by unfavorable currency movements of $26.2 million from the translation of sales into U.S. dollars.

Revenues in JAPIC increased primarily as a result of the acquisition of Hyster-Yale Maximal, partially offset by unfavorable foreign currency movements of $5.0 million from the translation of sales into U.S. dollars.

The increase in Bolzoni's revenues was mainly due to higher volume, partially offset by unfavorable foreign currency movements of $6.7 million from the translation of sales into U.S. dollars.

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

The following table identifies the components of change in operating profit for the first six months of 2019 compared with the first six months of 2018:

Operating Profit
2018	$30.0
Increase (decrease) in 2019 from:
Lift truck selling, general and administrative expenses	(17.1)
Bolzoni operations	(2.4)
Lift truck gross profit	12.9
Nuvera operations	2.9
2019	$26.3

The Company recognized operating profit of $26.3 million in the first six months of 2019 compared with $30.0 million in the first six months of 2018. The decrease in operating profit was mainly due to an increase in lift truck selling, general and administrative expenses primarily related to higher product development costs to support the Company's strategic initiatives. Lift truck gross profit increased mainly as a result of improved pricing partially offset by higher material and manufacturing costs in the first six months of 2019.

Operating profit in the Americas decreased in the first six months of 2019 compared with the first six months of 2018 primarily as a result of higher selling, general and administrative expenses partially offset by higher gross profit. Selling, general and administrative expenses increased mainly from higher sales and product development costs to support the Company's strategic initiatives and increased employee-related expenses, partially offset by the absence of $2.4 million of Maximal acquisition-related costs incurred in 2018. The increase in gross profit was mainly attributable to improved pricing, higher parts volumes and $4.9 million of favorable retroactive tariff exclusion adjustments for certain components imported from China, which includes $3.1 million of refunds for tariffs incurred prior to the second quarter of 2019. These increases were partially offset by higher material cost and aluminum and steel tariffs, a shift in sales to lower-margin trucks and $5.7 million of unfavorable foreign currency movements.

EMEA's operating profit increased in the first six months of 2019 compared with the first six months of 2018 primarily as a result of price increases and favorable foreign currency movements of $2.3 million, partially offset by higher material costs.

The operating loss in JAPIC increased mainly as a result of the acquisition of Maximal and unfavorable foreign currency movements of $0.6 million.

Bolzoni's operating profit decreased mainly as a result of $2.0 million of restructuring costs in the first six months of 2019 related to the transfer of Bolzoni's North America attachment manufacturing to Sulligent, Alabama. These costs include plant rearrangement, changes to information technology infrastructure and severance expenses.

Nuvera's operating loss decreased compared with the prior year mainly as a result of product development funding received from third-parties.

The Company recognized net income attributable to stockholders of $19.6 million in the first six months of 2019 compared with $20.5 million in the first six months of 2018. The decrease was primarily the result of lower operating profit and higher interest expense from higher borrowing levels during the first six months of 2019 compared with the first six months of 2018. These items were partially offset by favorable mark-to-market adjustments on an equity investment in a third-party.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2019	2018	Change
Operating activities:
Net income	$20.1	$20.6	$(0.5)
Depreciation and amortization	22.0	20.8	1.2
Dividends from unconsolidated affiliates	5.1	22.2	(17.1)
Working capital changes	(123.0)	(18.0)	(105.0)
Other	4.9	6.4	(1.5)
Net cash provided by (used for) operating activities	(70.9)	52.0	(122.9)
Investing activities:
Expenditures for property, plant and equipment	(18.4)	(16.0)	(2.4)
Business acquisitions, net of cash acquired	—	(74.3)	74.3
Proceeds from the sale of assets	0.8	0.8	—
Net cash used for investing activities	(17.6)	(89.5)	71.9
Cash flow before financing activities	$(88.5)	$(37.5)	$(51.0)

Net cash provided by (used for) operating activities decreased $122.9 million in the first six months of 2019 compared with the first six months of 2018, primarily as a result of the change in working capital items and lower dividends from unconsolidated affiliates. The change in working capital was primarily attributable to increased accounts receivable from higher unit sales volume and a change in the timing of receipts from customers, as well as higher inventory levels predominantly caused by supplier parts shortages. In addition, the first six months of 2018 includes dividends from HYGFS resulting from a one-time benefit associated with the Tax Cuts and Jobs Act.

The change in net cash used for investing activities during the first six months of 2019 compared with the first six months of 2018 is due to the acquisition of Hyster-Yale Maximal in 2018.

	2019	2018	Change
Financing activities:
Net increases (decreases) of long-term debt and revolving credit agreements	$67.2	$(14.5)	$81.7
Cash dividends paid	(10.4)	(10.1)	(0.3)
Other	(0.7)	(1.5)	0.8
Net cash provided by (used for) financing activities	$56.1	$(26.1)	$82.2

Net cash provided by (used for) financing activities increased $82.2 million in the first six months of 2019 compared with the first six months of 2018. The increase was primarily related to higher borrowings on the Facility (as defined below) and other debt in the first six months of 2019 compared with the first six months of 2018. The borrowings on the Facility during the first six months of 2019 were primarily used to fund working capital needs.

Financing Activities

The Company has a $240.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in April 2022. There was $71.2 million borrowings outstanding under the Facility at June 30, 2019. The availability under the Facility at June 30, 2019 was $164.5 million, which reflects reductions of $4.3 million for letters of credit and other restrictions. As of

June 30, 2019, the Facility consisted of a U.S. revolving credit facility of $150.0 million and a non-U.S. revolving credit facility of $90.0 million. The obligations under the Facility are generally secured by a first lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory (the "Facility Collateral") and a second lien on the Term Loan Collateral (defined below). The approximate book value of assets held as collateral under the Facility was $975 million as of June 30, 2019.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, as of June 30, 2019, for U.S. base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margin, as of June 30, 2019, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable LIBOR interest rates under the Facility on June 30, 2019 were 3.938% and 3.875% for the U.S. facility and 1.50% for the non-U.S. facility including the applicable floating rate margin. The Facility also required the payment of a fee of 0.250% per annum on the unused commitment as of June 30, 2019.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as set forth in the Facility, and limits the payment of dividends. If average availability for both total and U.S. revolving credit facilities, on a pro forma basis, is greater than 15% and less than or equal to 20%, the Company may pay dividends subject to achieving a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00, as defined in the Facility. If the average availability is greater than 20% for both total and U.S. revolving credit facilities, on a pro forma basis, the Company may pay dividends without any minimum Fixed Charge Coverage Ratio requirement. The Facility also requires the Company to achieve a minimum Fixed Charge Coverage Ratio in certain circumstances in which total excess availability is less than 10% of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than 10% of the U.S. revolver commitments, as defined in the Facility. At June 30, 2019, the Company was in compliance with the covenants in the Facility.

The Company also has a $200.0 million term loan (the "Term Loan"), which matures in May 2023. The Term Loan requires quarterly principal payments on the last business day of each March, June, September and December in an amount equal to $2.5 million. The final principal repayment is due on May 30, 2023. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At June 30, 2019, there was $180.0 million of principal outstanding under the Term Loan which has been reduced in the unaudited condensed consolidated balance sheet by $3.2 million for discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property (collectively, the "Term Loan Collateral") and a second priority lien on the Facility Collateral. The approximate book value of assets held as collateral under the Term Loan was $650 million as of June 30, 2019.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin, as provided in the Term Loan, is 2.25% for base rate loans and 3.25% for Eurodollar loans. The interest rate on the amount outstanding under the Term Loan at June 30, 2019 was 5.65%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of regularly scheduled dividends and other restricted payments to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 1.75 to 1.00 at the time of the payment. At June 30, 2019, the Company was in compliance with the covenants in the Term Loan.

The Company had other debt outstanding, excluding finance leases, of approximately $107.1 million at June 30, 2019. In addition to the excess availability under the Facility, the Company had remaining availability of $18.4 million related to other non-U.S. revolving credit agreements.

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

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Six Months Ended June 30, 2019	Planned for Remainder of 2019	Planned 2019 Total	Actual 2018
Lift truck business	$12.6	$37.2	$49.8	$31.8
Bolzoni	2.8	5.3	8.1	4.2
Nuvera	3.0	5.6	8.6	2.8
	$18.4	$48.1	$66.5	$38.8

Planned expenditures for the remainder of 2019 are primarily for product development, improvements to information technology infrastructure, improvements at manufacturing locations and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	JUNE 30 2019	DECEMBER 31 2018	Change
Cash and cash equivalents	$50.3	$83.7	$(33.4)
Other net tangible assets	718.8	601.3	117.5
Intangible assets	63.9	67.7	(3.8)
Goodwill	108.0	108.3	(0.3)
Net assets	941.0	861.0	80.0
Total debt	(370.9)	(301.5)	(69.4)
Total equity	$570.1	$559.5	$10.6
Debt to total capitalization	39%	35%	4%

INVESTOR PERSPECTIVE

The Company is currently undertaking the largest set of programs in its history. These programs are expected to have a transformational impact on the Company’s competitiveness, market position and economic performance over the next three to five years.

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

The projects required to execute fully on these initiatives have been, in general, initiated over the last several years and many are now moving toward completion. Further, many of the projects supporting these strategic initiatives are inter-related and succeeding in one will foster success in others. In total, these projects have required, and continue to require, significant up-front expense and capital expenditure investment. The projects cover a very broad range of the Company's activities, including product development, supply chain, IT, manufacturing, sales and marketing for each of the Company’s three major businesses: Lift Truck, Bolzoni and Nuvera.

Over the course of the past two years, these investments, both expense and capital, have increased significantly. Further increased investments are expected to continue to be made in the remainder of 2019 and in 2020, and then generally remain at or below the 2019 levels for the next several years. The return from these investments has started to be realized and is expected to increase over the course of the Company's five-year planning period. In this context, Lift Truck's results are expected to improve considerably in 2019 over 2018. While results in the first half of the year were moderately lower than the first half of 2018, results in the second half of 2019 are expected to improve significantly over both the second half of 2018 and the first half of 2019, principally in the fourth quarter. Beginning in 2020, further improved results are expected with significant increases through 2023. Lift Truck's objective is to achieve its target of 7% operating profit margin in this period assuming reasonable market conditions continue. Bolzoni’s results are expected to decrease in 2019 primarily due to the restructuring of its Americas operations, but results in the following years are expected to improve with a target of achieving a 7% operating profit margin. Nuvera’s results are expected to improve moderately over the course of 2019 with break-even expected to be reached during the second half of 2020. Nuvera's quarterly break-even target has been adjusted primarily due to a delay in shipments of engines for a key customer in China resulting from the need for additional unplanned, customer-driven product validation. Significantly improved earnings are expected at Nuvera in the 2021 to 2023 time period. At each of these three businesses, the investments being undertaken are expected to lead to increased operating profit through higher volume, decreased product costs and improved pricing, partially offset by a higher level of operating expense. Overall, 2019 consolidated operating profit is expected to increase significantly over 2018, with the improvement coming in the fourth quarter.

Lift Truck's product programs are expected to lay the groundwork for enhanced market position by providing lower cost of ownership and enhanced productivity for the Company’s customers. At the core of these programs is a new set of modular and scalable product families covering both internal combustion engine and electric trucks, which will provide customers with enhanced flexibility for meeting their application needs combined with the benefit of lowest total cost of ownership. Implementation of these programs is expected to begin in 2020 with the introduction of the first of a new range of counterbalanced trucks. This range will be expanded comprehensively to include larger counterbalanced capacities, Big Trucks and warehouse trucks. A further major initiative in product offerings will come from the introduction of trucks manufactured by Hyster-Yale Maximal, Lift Truck’s majority-owned joint venture in China. A line of trucks from Hyster-Yale Maximal has been engineered to provide high-quality and reliable, lower-duty trucks for global markets and standard trucks for the Chinese market. In addition, Lift Truck’s partner in India is expected to expand local production of larger trucks. Further, in the first quarter of 2019, a new end rider and a new automated Reach Truck were launched in the North America market, and new lower-cost Class 3 walkie and stacker global products are expected to be introduced during the second half of 2019. A range of lower-cost Class 3 lift trucks was launched in certain markets during the second quarter. Further, additional products are being added to the product line-up in 2020. To further enhance productivity for customers, Lift Truck is developing additional automation solutions for warehouse trucks, initially in combination with industry partners. Some of these products are already in the market today, but new solutions and customers are expected to be developed progressively over the next several years. Lift Truck continues to expand sales of telemetry products. New generations of lift trucks will offer a fully integrated telematics solution. Finally, Lift Truck anticipates introducing new fuel cell BBRs for Class 1, 2 and 3 forklift trucks over the next two years, beginning with the first model in the first quarter of 2020, that are expected to move the fuel cell BBR business to break-even.

The introduction of these new products will lead to significant changes in supply chain sourcing and in the Company’s various manufacturing facilities around the world. Consolidated component volume sourced globally from reliable partners is expected to reduce costs and improve quality as these new products are brought to market over the next two to three years. Lift Truck’s largest manufacturing facilities in Berea, Craigavon and Greenville are undergoing significant change and are expected to have reduced costs and improved productivity while most other plants will see more modest changes. China production activities are expected to be consolidated at the Hyster-Yale Maximal facility by the end of 2019.

Lift Truck currently has over 400 different forklift models in its range, including Hyster-Yale Maximal models, which are supported by its capability to customize these trucks to meet specific customer needs. The modular nature of the new products being introduced will enhance Lift Truck's ability to meet exact customer needs at lowest cost, both at the industry level and at the individual customer level. To achieve the full expected benefit from these programs, Lift Truck continues to make substantial expense investments in its sales and marketing organizations to realign teams around industry groupings. Within marketing, industry-focused resources have been added to develop industry strategies. The higher-priority industry strategies have been completed for North America and Europe. All of the strategies are expected to be completed for all countries, or groups of countries, around the world by the end of 2019 but will mature and be enhanced over future years. To support execution of these industry strategies, Lift Truck has invested in additional industry-focused sales capabilities to support its dealers. This industry-focused structure has been in place and highly successful in its National Account direct sales program and is now being deployed with the new dealer support teams. These investments are largely in place in North America, and to a lesser degree in EMEA. Additional sales capabilities are expected to be added in other areas around the world over the next two years. In total, the Company believes that these projects will put it in a position to be a leader in the delivery of industry- and customer-focused solutions worldwide.

While the new sales teams will support dealers’ sales efforts, the Company also intends to continue to upgrade its global dealer capabilities. A core objective is to have dealers that are fully capable of maximizing the potential of the Hyster® and Yale® brands in their territories. These dealers will be supported by Lift Truck's commitment to helping dealers strengthen the excellence of their activities in all areas of their business, including leadership, sales, parts, service, rental, leasing and remarketing. To help these programs have maximum impact, the Company intends to invest over the next few years in enhanced digital customer experience systems. Taken together, these initiatives amount to a new, uniquely competitive way of serving the markets around the world.

Bolzoni is also pursuing very aggressive projects to expand its global market position. These projects include strengthening Bolzoni’s ability to serve the Americas market by having responsibility for Lift Truck’s Sulligent plant, where it is manufacturing attachments and also continuing the plant’s support of Lift Truck through the supply of cylinders and various other components. In the first half of 2019, Bolzoni phased out production at its current Homewood, Illinois facility and substantially completed the shift of manufacturing to Sulligent. Bolzoni is still maintaining a distribution center and certain other operations in the Homewood area. At March 31, 2019, Bolzoni recorded a restructuring charge associated with these plans. Payments related to this restructuring plan are expected to be made through 2019. In addition to the restructuring charge of $1.4 million recorded in the first quarter, Bolzoni incurred charges during the second quarter of $0.6 million and anticipates it will incur additional charges during the second half of 2019 of approximately $2.2 million to $3.5 million for further restructuring-related costs.

There is a large opportunity for growth in the Americas market for attachments. To help capture this, Bolzoni plans to introduce a broader range of locally produced attachments with shorter lead times to serve its customer base. Bolzoni also is in the process of increasing its sales, marketing and product support capabilities in North America, and is planning to establish a small assembly function in Brazil to serve the Latin America market. In addition, it has developed a standard product line sourced from one of its factories in China, which will continue to be expanded. Bolzoni’s current outstanding premium line of products coupled with these standard products and an industry-focused strategy are expected to give Bolzoni the ability to increase its sales significantly in the Americas, JAPIC and EMEA regions. These new programs are expected to increase Bolzoni’s market position and profitability, especially over the next three to four years.

Nuvera is approaching the point where it will move from being a venture business focused on commercializing leading technology to a stable, product-based company serving not only the forklift truck market, but also heavy-duty applications such as buses and trucks and applications in the automotive sector with an expanding line of developed products. Nuvera expects its core technology to move to a new generation of fuel cell stack design over the next year with broad application in each of these markets. Nuvera is focused on continuously improving the quality of its fuel cell engines. Also, the cost of its fuel cell engines has been improving. These performance and cost factors are expected to reach target objectives over the next two years. With the transfer of the responsibility for development of non-fuel-cell engine components and the overall assembly of Class 1 and Class 2 BBRs to Lift Truck during the second and third quarters of 2019 and Class 3 BBRs in early 2020, Nuvera will be focused entirely on fuel cell stacks and engines by mid-2020. To enhance its cost base, Nuvera continues to work on standardizing its products, developing low-cost suppliers and automating various elements of stack production. Robotic stack assembly lines have been in development for some time, and Nuvera expects to bring the first one of two planned online by the end of 2019. In overview, Nuvera’s objective is to reduce its loss in the second half of 2019 compared with the second half of 2018 and to reach break-even during the second half of 2020, with increasing profitability over the following three years.

In summary, the Company believes it is approaching an inflection point in its business. While the third quarter of 2019 is expected to reflect continued investment in these programs, similar to the first half of the year, the fourth quarter is expected to improve significantly in comparison to the 2018 fourth quarter and the first three quarters of 2019. Efforts to abate some of the most critical Big Truck supplier issues have succeeded, but there are still significant shortages from key suppliers in the United States that are not expected to be resolved fully until the fourth quarter. Plans established in 2018 to find offsets to the tariff-driven, unprecedented material cost inflation witnessed last year began to mature in the first half of 2019 and are expected to continue to mature and result in recovering margins during the remainder of the year. In addition, on April 18, 2019, the U.S. Trade Representative posted a notice announcing its determination to grant additional exclusion requests for certain duties on Chinese goods. The exclusions were applied retroactively to the July 6, 2018 effective date and extend for one year after the notice of exclusions, or April 2020. Certain components of fork lift trucks, including counterweights and forks were listed in the notice as exclusions for the duties, while other components that the Company and its suppliers import from China are still subjected to certain tariffs. During the second quarter, the Company recorded duties recoverable for the period of July 6, 2018 through the 2019 second quarter. The Company expects to be able to record additional recoveries later in the year when it receives recovered tariff costs from certain suppliers. In May 2019, additional tariffs were imposed on certain Chinese goods. The Company expects that the favorable impact of the exclusions announced in April is greater than the anticipated unfavorable effect of the new tariffs announced in May.

The current lift truck backlog contains certain deal-specific pricing agreements at less than target margins to gain targeted accounts and for which margin improvement efforts will take some time to mature. These agreements reduced profitability in the first half of 2019 and will continue to have an impact on results in the second half of the year. Margins are expected to recover fully from the 2018 material cost inflation and the heavily discounted deals by the fourth quarter of 2019, as well as continue to be enhanced by the exemption of tariffs on certain Chinese components.

For the 2019 full year, consolidated cash flow before financing activities is expected to decrease significantly compared with 2018, after excluding the impact of the 2018 acquisition of Hyster-Yale Maximal. This decrease is primarily due to increased working capital, particularly accounts receivable, during the first half of the year, as well as higher capital expenditures. Working capital is expected to improve significantly in the second half of 2019 as the inventory supplier issues are resolved, but the improvement is not expected to fully offset the higher working capital in the first half of the year.

In 2020 and 2021, a considerable portion of the new projects outlined above are expected to have reached completion for all three companies and the Company believes the full impact of these programs can lead to profitability improvements for a number of years to come. The remainder of the programs are expected to come to maturity mainly in 2022 and 2023, with a few, particularly those involving dealer structure and excellence, being more in the nature of continuous improvement projects rather than projects which reach maturity at a given time. Of course, the absolute level of profitability will reflect actual market demand levels, which showed substantial softening, particularly in the Americas, and to a lesser extent EMEA, in the first half of 2019. While markets are still at historically high levels, it appears the market could be at the beginning of a downturn, which is currently projected to be moderate and of limited duration. As a result, in 2019, the Company is currently forecasting strong but moderating forklift market levels. The Company continues to forecast a resolution to Brexit in a way that does not significantly harm Hyster-Yale’s business prospects.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, (2) delays in delivery or increases in costs, including transportation costs or the imposition of tariffs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (3) delays in manufacturing and delivery schedules, (4) the successful commercialization of Nuvera's technology, (5) customer acceptance of pricing, (6) the political and economic uncertainties in the countries where the Company does business, (7) the ability of dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (8) exchange rate fluctuations and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (9) bankruptcy of or loss of major dealers, retail customers or suppliers, (10) customer acceptance of, changes in the costs of, or delays in the development of new products, (11) introduction of new products by, or more favorable product pricing offered by, competitors, (12) product liability or other litigation, warranty claims or returns of products, (13) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (14) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (15) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation, the United Kingdom's exit from the European Union, the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, (16) delays in or increased costs of moving Bolzoni's North America attachment manufacturing from Homewood, Illinois, to Sulligent, Alabama, and (17) Hyster-Yale may not be able to successfully integrate Maximal's operations and employees.

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

Changes in internal control over financial reporting: During the second quarter of 2019, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.1
Third Amendment to Amended and Restated Loan, Security and Guaranty Agreement, dated as of April 3, 2019, among Hyster-Yale Materials Handling, Inc., Hyster-Yale Group, Inc., and Bolzoni Auramo, Inc. as U.S. Borrowers, Hyster-Yale Nederland B.V., Hyster-Yale International B.V., Hyster-Yale Holding B.V. and Bolzoni Capital Holding B.V., as Dutch Borrowers, Hyster-Yale UK Limited and Bolzoni Capital UK Limited, as UK Borrowers, any other Borrowers party thereto from time to time and certain Persons party thereto from time to time as Guarantors, certain financial institutions, as Lenders, Bank of America, N.A., as Administrative Agent and Security Trustee.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Numbered in accordance with Item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.

Date:	July 30, 2019	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)