Form 10-Q
period 2019-09-30
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2019-10-30
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at October 25, 2019: 12,800,420
Number of shares of Class B Common Stock outstanding at October 25, 2019: 3,866,497

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2019	DECEMBER 31 2018
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$62.8	$83.7
Accounts receivable, net	454.6	465.5
Inventories, net	591.8	533.6
Prepaid expenses and other	48.9	48.8
Total Current Assets	1,158.1	1,131.6
Property, Plant and Equipment, Net	295.1	296.2
Intangible Assets, Net	60.0	67.7
Goodwill	103.7	108.3
Deferred Income Taxes	31.2	26.3
Investment in Unconsolidated Affiliates	79.0	75.6
Other Non-current Assets	111.1	36.4
Total Assets	$1,838.2	$1,742.1
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$388.7	$415.5
Accounts payable, affiliates	14.7	21.3
Revolving credit facilities	66.0	13.3
Current maturities of long-term debt	84.1	78.1
Accrued payroll	50.3	56.3
Deferred revenue	50.6	37.6
Other current liabilities	184.3	154.1
Total Current Liabilities	838.7	776.2
Long-term Debt	201.0	210.1
Self-insurance Liabilities	27.2	25.2
Pension Obligations	15.7	23.1
Deferred Income Taxes	15.6	17.8
Other Long-term Liabilities	197.5	130.2
Total Liabilities	1,295.7	1,182.6
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 12,791,440 shares outstanding (2018 - 12,682,755 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,870,365 shares outstanding (2018 - 3,877,967 shares outstanding)	0.1	0.1
Capital in excess of par value	319.6	321.5
Treasury stock	(16.3)	(24.1)
Retained earnings	429.3	407.3
Accumulated other comprehensive loss	(222.7)	(177.5)
Total Stockholders' Equity	510.1	527.4
Noncontrolling Interests	32.4	32.1
Total Equity	542.5	559.5
Total Liabilities and Equity	$1,838.2	$1,742.1

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2019	2018	2019	2018
	(In millions, except per share data)
Revenues	$766.0	$783.9	$2,457.0	$2,338.3
Cost of sales	631.0	666.2	2,056.4	1,963.2
Gross Profit	135.0	117.7	400.6	375.1
Operating Expenses
Selling, general and administrative expenses	115.5	105.5	354.8	332.9
Operating Profit	19.5	12.2	45.8	42.2
Other (income) expense
Interest expense	5.3	3.6	14.9	11.6
Income from unconsolidated affiliates	(2.1)	(2.2)	(7.9)	(7.4)
Other, net	(1.7)	0.6	(5.2)	(1.5)
	1.5	2.0	1.8	2.7
Income Before Income Taxes	18.0	10.2	44.0	39.5
Income tax provision (benefit)	4.9	(4.7)	10.8	4.0
Net Income	13.1	14.9	33.2	35.5
Net (income) loss attributable to noncontrolling interests	(0.3)	0.5	(0.8)	0.4
Net Income Attributable to Stockholders	$12.8	$15.4	$32.4	$35.9

Basic Earnings per Share	$0.77	$0.93	$1.95	$2.17
Diluted Earnings per Share	$0.76	$0.93	$1.94	$2.16

Dividends per Share	$0.3175	$0.3100	$0.9450	$0.9225

Basic Weighted Average Shares Outstanding	16.660	16.555	16.638	16.534
Diluted Weighted Average Shares Outstanding	16.735	16.601	16.709	16.586

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2019	2018	2019	2018
	(In millions)
Net Income	$13.1	$14.9	$33.2	$35.5
Other comprehensive income (loss)
Foreign currency translation adjustment	(23.3)	(8.3)	(23.1)	(26.7)
Current period cash flow hedging activity	(15.6)	(3.3)	(25.7)	(6.8)
Reclassification of hedging activities into earnings	1.8	(0.3)	5.1	(1.5)
Current period pension adjustment	—	0.5	—	1.2
Reclassification of pension into earnings	0.8	0.8	2.4	2.2
Comprehensive Income (Loss)	$(23.2)	$4.3	$(8.1)	$3.9
Other comprehensive (income) loss attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests	(0.3)	0.5	(0.8)	0.4
Foreign currency translation adjustment attributable to noncontrolling interests	0.3	0.1	0.3	1.2
Comprehensive Income (Loss) Attributable to Stockholders	$(23.2)	$4.9	$(8.6)	$5.5

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2019	2018
	(In millions)
Operating Activities
Net income	$33.2	$35.5
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	32.3	32.4
Amortization of deferred financing fees	1.4	1.3
Deferred income taxes	(1.3)	1.1
Stock-based compensation	6.1	2.5
Dividends from unconsolidated affiliates	5.1	22.2
Other non-current liabilities	(3.7)	(7.7)
Other	2.6	6.9
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	(3.5)	56.3
Inventories	(73.6)	(87.4)
Other current assets	(4.2)	(6.0)
Accounts payable	(18.3)	35.7
Other current liabilities	6.6	(0.5)
Net cash provided by (used for) operating activities	(17.3)	92.3
Investing Activities
Expenditures for property, plant and equipment	(31.4)	(24.7)
Proceeds from the sale of assets	6.9	5.4
Business acquisitions, net of cash acquired	—	(78.0)
Net cash used for investing activities	(24.5)	(97.3)
Financing Activities
Additions to long-term debt	52.1	43.7
Reductions of long-term debt	(63.5)	(110.6)
Net change to revolving credit agreements	52.9	(4.6)
Cash dividends paid	(15.7)	(15.3)
Cash dividends paid to noncontrolling interest	(0.2)	(0.3)
Financing fees paid	(0.4)	(0.6)
Purchase of treasury stock	(0.2)	(0.6)
Net cash provided by (used for) financing activities	25.0	(88.3)
Effect of exchange rate changes on cash	(4.1)	(4.9)
Cash and Cash Equivalents
Decrease for the period	(20.9)	(98.2)
Balance at the beginning of the period	83.7	220.1
Balance at the end of the period	$62.8	$121.9

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain on AFS Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance, June 30, 2018	$0.1	$0.1	$(24.8)	$318.4	$403.4	$(76.9)	$—	$(6.2)	$(56.8)	$557.3	$32.6	$589.9
Stock-based compensation	—	—	—	0.6	—	—	—	—	—	0.6	—	0.6
Stock issued under stock compensation plans	—	—	0.3	(0.3)	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	15.4	—	—	—	—	15.4	(0.5)	14.9
Cash dividends	—	—	—	—	(5.2)	—	—	—	—	(5.2)	—	(5.2)
Current period other comprehensive income	—	—	—	—	—	(8.3)	—	(3.3)	0.5	(11.1)	—	(11.1)
Reclassification adjustment to net income	—	—	—	—	—	—	—	(0.3)	0.8	0.5	—	0.5
Acquisition of a business	—	—	—	—	—	—	—	—	—	—	0.2	0.2
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, September 30, 2018	$0.1	$0.1	$(24.5)	$318.7	$413.6	$(85.2)	$—	$(9.8)	$(55.5)	$557.5	$32.2	$589.7

Balance, June 30, 2019	$0.1	$0.1	$(16.7)	$318.7	$421.8	$(85.7)	$—	$(21.4)	$(79.3)	$537.6	$32.5	$570.1
Stock-based compensation	—	—	—	1.3	—	—	—	—	—	1.3	—	1.3
Stock issued under stock compensation plans	—	—	0.4	(0.4)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	12.8	—	—	—	—	12.8	0.3	13.1
Cash dividends	—	—	—	—	(5.3)	—	—	—	—	(5.3)	(0.1)	(5.4)
Current period other comprehensive income (loss)	—	—	—	—	—	(23.3)	—	(15.6)	—	(38.9)	—	(38.9)
Reclassification adjustment to net income	—	—	—	—	—	—	—	1.8	0.8	2.6	—	2.6
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance, September 30, 2019	$0.1	$0.1	$(16.3)	$319.6	$429.3	$(109.0)	$—	$(35.2)	$(78.5)	$510.1	$32.4	$542.5

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain on AFS Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance, December 31, 2017	$0.1	$0.1	$(31.5)	$323.8	$389.1	$(58.5)	$2.8	$(1.5)	$(58.9)	$565.5	$6.9	$572.4
Cumulative effect of change in accounting	—	—	—	—	3.9	—	(2.8)	—	—	1.1	—	1.1
Stock-based compensation	—	—	—	2.5	—	—	—	—	—	2.5	—	2.5
Stock issued under stock compensation plans	—	—	7.6	(7.6)	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.6)	—	—	—		—	—	(0.6)	—	(0.6)
Net income (loss)	—	—	—	—	35.9	—	—	—	—	35.9	(0.4)	35.5
Cash dividends	—	—	—	—	(15.3)	—	—	—	—	(15.3)	(0.3)	(15.6)
Current period other comprehensive income (loss)	—	—	—	—	—	(26.7)	—	(6.8)	1.2	(32.3)	—	(32.3)
Reclassification adjustment to net income	—	—	—	—	—	—	—	(1.5)	2.2	0.7	—	0.7
Acquisition of a business	—	—	—	—	—	—	—	—	—	—	27.2	27.2
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1.2)	(1.2)
Balance, September 30, 2018	$0.1	$0.1	$(24.5)	$318.7	$413.6	$(85.2)	$—	$(9.8)	$(55.5)	$557.5	$32.2	$589.7

Balance, December 31, 2018	$0.1	$0.1	$(24.1)	$321.5	$407.3	$(85.9)	$—	$(15.5)	$(76.1)	$527.4	$32.1	$559.5
Cumulative effect of change in accounting	—	—	—	—	5.3	—	—	0.9	(4.8)	1.4	—	1.4
Stock-based compensation	—	—	—	6.1	—	—	—	—	—	6.1	—	6.1
Stock issued under stock compensation plans	—	—	8.0	(8.0)	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.2)	—	—	—		—	—	(0.2)	—	(0.2)
Net income	—	—	—	—	32.4	—	—	—	—	32.4	0.8	33.2
Cash dividends	—	—	—	—	(15.7)	—	—	—	—	(15.7)	(0.2)	(15.9)
Current period other comprehensive income (loss)	—	—	—	—	—	(23.1)	—	(25.7)	—	(48.8)	—	(48.8)
Reclassification adjustment to net income	—	—	—	—	—	—	—	5.1	2.4	7.5	—	7.5
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance, September 30, 2019	$0.1	$0.1	$(16.3)	$319.6	$429.3	$(109.0)	$—	$(35.2)	$(78.5)	$510.1	$32.4	$542.5

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

The Company, through its wholly owned operating subsidiary, Hyster-Yale Group, Inc. ("HYG"), designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, China, Northern Ireland, Mexico, the Netherlands, the Philippines, Italy, Vietnam, Japan and Brazil.

The Company owns a 75% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"). Hyster-Yale Maximal is a Chinese manufacturer of utility and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets. The results of Hyster-Yale Maximal are included in the JAPIC segment since the date of acquisition. During the second quarter of 2019, the Company completed the purchase price allocation for Hyster-Yale Maximal. There were no changes in the purchase price allocation for Hyster-Yale Maximal during 2019.

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

In 2018, the Company announced, as part of a plan to expand Bolzoni's capabilities in the United States, Bolzoni's North America attachment manufacturing would be moved into HYG's Sulligent, Alabama manufacturing facility over the course of 2019. As a result, effective January 1, 2019, the Sulligent facility became a Bolzoni facility. Accordingly, the results of the Sulligent facility for the first nine months of 2019 have been included in the Bolzoni segment. In addition, the Company reclassified the historical results of operations of the Sulligent facility for 2018 in this Quarterly Report on Form 10-Q.

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2019 and the results of its operations and changes in equity for the three and nine months ended September 30, 2019 and 2018, and the results of its cash flows for the nine months ended September 30, 2019 and 2018 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("OCI")
The guidance provides an election to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Reform Act”) from OCI to retained earnings. In addition, the guidance requires new disclosures regarding the election to adopt and the manner in which tax effects remaining in OCI are released. The Company adopted the standard on January 1, 2019 and recorded a cumulative adjustment to retained earnings of $3.9 million for income tax benefits stranded in OCI resulting from the Tax Reform Act.

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
January 1, 2020
The Company's evaluation process of the new standard includes, but is not limited to, identifying the financial assets affected by the standard and determining the required accounting upon adoption. In addition, the Company expects to revise processes and controls regarding these financial assets. The Company continues to evaluate its portfolio and acceptable credit loss models in the standard and train relevant personnel. This evaluation and implementation will continue throughout 2019.

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
		January 1, 2020	The Company does not expect the adoption of the guidance to have a material effect on its financial position, results of operations, cash flows and related disclosures.
ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606	The guidance clarifies the accounting for collaborative arrangements in conjunction with the adoption of "Revenue from Contracts with Customers (Topic 606)."	January 1, 2020	The Company does not expect the adoption of the guidance to have a material effect on its financial position, results of operations, cash flows and related disclosures.
ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	The guidance removes the second step of the two-step test for the measurement of goodwill impairment.	January 1, 2020	The Company does not expect the adoption of the guidance to have a material effect on its financial position, results of operations, cash flows and related disclosures.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	The guidance removes, modifies and adds certain disclosures relating to fair value measurements.	January 1, 2020	The Company does not expect the adoption of the guidance to have a material effect on its financial position, results of operations, cash flows and related disclosures.
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
		January 1, 2020	The Company does not expect the adoption of the guidance to have a material effect on its financial position, results of operations, cash flows and related disclosures.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the first nine months of 2019 and 2018.

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

The following table disaggregates revenue by category:

	THREE MONTHS ENDED
	SEPTEMBER 30, 2019
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$256.4	$130.3	$47.9	$—	$—	$—	$434.6
Direct customer sales	114.1	2.5	—	—	—	—	116.6
Aftermarket sales	100.0	23.3	9.5	—	—	—	132.8
Other	35.3	5.6	0.4	75.8	2.4	(37.5)	82.0
Total Revenues	$505.8	$161.7	$57.8	$75.8	$2.4	$(37.5)	$766.0

	THREE MONTHS ENDED
	SEPTEMBER 30, 2018
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$307.0	$139.0	$55.2	$—	$—	$—	$501.2
Direct customer sales	77.6	3.1	—	—	—	—	80.7
Aftermarket sales	96.2	25.9	8.7	—	—	—	130.8
Other	23.1	4.2	0.8	84.4	2.0	(43.3)	71.2
Total Revenues	$503.9	$172.2	$64.7	$84.4	$2.0	$(43.3)	$783.9

	NINE MONTHS ENDED
	SEPTEMBER 30, 2019
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$787.1	$454.3	$167.0	$—	$—	$—	$1,408.4
Direct customer sales	392.5	10.3	—	—	—	—	402.8
Aftermarket sales	298.9	72.5	26.1	—	—	—	397.5
Other	99.5	16.8	1.0	258.4	9.1	(136.5)	248.3
Total Revenues	$1,578.0	$553.9	$194.1	$258.4	$9.1	$(136.5)	$2,457.0

	NINE MONTHS ENDED
	SEPTEMBER 30, 2018
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$889.5	$463.8	$143.1	$—	$—	$—	$1,496.4
Direct customer sales	233.7	6.0	—	—	—	—	239.7
Aftermarket sales	275.5	79.6	27.1	—	—	—	382.2
Other	72.7	11.7	1.5	261.9	3.3	(131.1)	220.0
Total Revenues	$1,471.4	$561.1	$171.7	$261.9	$3.3	$(131.1)	$2,338.3

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

Deferred Revenue
Balance, December 31, 2018	$61.8
Customer deposits and billings	52.5
Revenue recognized	(37.3)
Foreign currency effect	(0.3)
Balance, September 30, 2019	$76.7

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

The Company's adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The Company's accounting for finance leases (formerly referred to as capital leases prior to the adoption of the new lease standard) remained substantially unchanged. The impact of the adoption of the new lease standard included the recognition of right-of-use ("ROU") assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of approximately $82.7 million and $80.8 million, respectively, as of January 1, 2019. The $80.8 million is net of $6.2 million of lease related liabilities which had been recorded under previous accounting standards and have been reclassified as a contra-

asset under the new standard. In addition, a cumulative adjustment was recorded to increase retained earnings by $1.4 million as of January 1, 2019, for certain sales-leaseback transactions for which profit recognition was deferred previously under accounting standards but is no longer deferred under the new lease standard. The new lease standard did not materially affect the Company's consolidated net earnings and had no impact on cash flows for the three and nine months ended September 30, 2019.

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

As of September 30, 2019, the Company has the following amounts recorded on the Company's unaudited condensed consolidated balance sheet:

	Location on Balance Sheet	September 30, 2019
Assets
Operating lease assets	Other non-current assets	$76.9
Finance lease assets	Property, plant and equipment, net	23.6
Total		$100.5
Liabilities
Current
Operating lease liabilities	Other current liabilities	18.1
Finance lease liabilities	Current maturities of long-term debt	8.3
Long-term
Operating lease liabilities	Other long-term liabilities	63.0
Finance lease liabilities	Long-term debt	13.7
Total		$103.1

Finance lease assets are recorded net of accumulated amortization of $11.8 million as of September 30, 2019. In addition, leases with HYGFS included in the unaudited condensed consolidated balance sheet at September 30, 2019, include $17.1 million of ROU assets and $17.2 million of lease liabilities.

As of September 30, 2019, the Company has the following remaining lease term and weighted average discount rates:

	Operating Leases	Finance Leases
Weighted-average remaining lease term in years	6.70	3.23
Weighted-average discount rate	5.11%	3.43%

For the three and nine months ended September 30, 2019, the Company recorded the following amounts on the unaudited condensed consolidated statements of operations:

		THREE MONTHS ENDED	NINE MONTHS ENDED
	Location on Income Statement	September 30, 2019	September 30, 2019
Operating lease cost	Cost of sales	$2.1	$6.1
Operating lease cost	Selling, general and administrative expenses	4.4	12.4
Finance lease cost
Amortization of leased assets	Cost of sales	1.5	5.1
Interest on lease liabilities	Interest expense	—	0.4
Sublease income	Revenues	(3.3)	(8.7)
Total		$4.7	$15.3

The Company recognizes sublease income primarily related to lift trucks in which the Company records revenues over the term of the lease in accordance with the rental agreements with its customers. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of September 30, 2019 were $30.5 million.

For the nine months ended September 30, 2019, the Company recorded the following amounts on the unaudited condensed consolidated statements of cash flows:

NINE MONTHS ENDED
September 30, 2019
Cash paid for lease liabilities
Operating cash flows from operating leases	$18.1
Operating cash flows from finance leases	0.4
Financing cash flows from finance leases	5.2
Non-cash amounts related to right-of-use assets obtained in exchange for lease obligations
Operating	13.5
Finance	3.9

Annual maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases	Total
Amounts remaining in 2019	$5.7	$2.8	$8.5
2020	20.4	8.4	28.8
2021	16.2	5.8	22.0
2022	13.0	3.0	16.0
2023	9.8	2.3	12.1
Thereafter	31.3	1.1	32.4
	96.4	23.4	119.8
Less: Interest	(15.3)	(1.4)	(16.7)
Net	$81.1	$22.0	$103.1

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

In 2019, as part of a plan to expand Bolzoni's capabilities in the United States, Bolzoni's North America attachment manufacturing began moving into HYG's Sulligent, Alabama manufacturing facility. As a result, effective January 1, 2019, the Sulligent facility became a Bolzoni facility. Accordingly, the results of the Sulligent facility for the first nine months of 2019 have been included in the Bolzoni segment and the historical results of operations of the Sulligent facility for 2018 have been included in the Bolzoni segment. As part of the reorganization of the two facilities, restructuring costs of approximately $0.5 million and $2.5 million were incurred for the three and nine months ended September 30, 2019, respectively. See Note 16 to the unaudited condensed consolidated financial statements for additional information on restructuring costs.

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2019	2018	2019	2018
Revenues from external customers
Americas	$505.8	$503.9	$1,578.0	$1,471.4
EMEA	161.7	172.2	553.9	561.1
JAPIC	57.8	64.7	194.1	171.7
Lift truck business	725.3	740.8	2,326.0	2,204.2
Bolzoni	75.8	84.4	258.4	261.9
Nuvera	2.4	2.0	9.1	3.3
Eliminations	(37.5)	(43.3)	(136.5)	(131.1)
Total	$766.0	$783.9	$2,457.0	$2,338.3
Gross profit (loss)
Americas	$90.3	$76.4	$261.8	$241.3
EMEA	26.1	23.5	79.6	74.4
JAPIC	8.6	3.8	23.1	14.4
Lift truck business	125.0	103.7	364.5	330.1
Bolzoni	13.0	14.4	44.1	48.2
Nuvera	(3.1)	(0.5)	(7.6)	(3.0)
Eliminations	0.1	0.1	(0.4)	(0.2)
Total	$135.0	$117.7	$400.6	$375.1

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2019	2018	2019	2018
Operating profit (loss)
Americas	$29.5	$25.5	$71.0	$71.4
EMEA	1.0	0.1	5.7	2.4
JAPIC	(2.5)	(6.2)	(8.8)	(10.5)
Lift truck business	28.0	19.4	67.9	63.3
Bolzoni	0.7	1.7	4.2	7.6
Nuvera	(9.3)	(9.0)	(25.9)	(28.5)
Eliminations	0.1	0.1	(0.4)	(0.2)
Total	$19.5	$12.2	$45.8	$42.2
Net income (loss) attributable to stockholders
Americas	$20.8	$21.6	$50.6	$52.2
EMEA	1.0	0.2	5.0	2.5
JAPIC	(2.3)	(3.1)	(6.2)	(4.3)
Lift truck business	19.5	18.7	49.4	50.4
Bolzoni	0.7	1.4	2.6	5.4
Nuvera	(5.8)	(6.4)	(17.9)	(20.6)
Eliminations	(1.6)	1.7	(1.7)	0.7
Total	$12.8	$15.4	$32.4	$35.9

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

A reconciliation of the consolidated federal statutory rate to the reported income tax rate is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2019	2018	2019	2018
Income before income taxes	$18.0	$10.2	$44.0	$39.5
Statutory taxes (21%)	$3.8	$2.1	$9.2	$8.3
Interim adjustment	(0.6)	(0.2)	(0.2)	0.3
Permanent adjustments	1.6	(1.1)	1.3	(0.4)
Discrete items	0.1	(5.5)	0.5	(4.2)
Income tax provision (benefit)	$4.9	$(4.7)	$10.8	$4.0
Reported income tax rate	27.2%	n.m.	24.5%	10.1%

During the third quarter of 2019, the Company recognized a discrete tax charge of $0.8 million related to foreign law changes and settlements including the tax impact of the pretax Brazilian court settlement contingency. See Note 13 for additional information. This was mostly offset by discrete tax benefits recognized of $0.3 million and $0.4 million related to tax contingencies and return to provision items, respectively.

During the third quarter of 2018, the Company recognized a discrete tax benefit of $5.5 million as a result of filing the

Company’s 2017 tax returns, which reflected the final determination of the U.S. federal transition tax, under the Tax Reform Act, and resulted in a favorable adjustment of $4.8 million to the provisional tax amounts previously recorded, and other favorable return to provision items of $0.7 million, primarily related to U.S. federal tax credits.

During the second quarter of 2018, the Company recognized a discrete tax charge of $1.1 million as a result of non-deductible acquisition costs related to the closing of the Maximal transaction.

Note 7—Reclassifications from OCI

The following table summarizes reclassifications out of OCI as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI				Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2019	2018	2019	2018
Gain (loss) on cash flow hedges:
Interest rate contracts	$—	$0.1	$(0.3)	$—	Interest expense
Foreign exchange contracts	(2.3)	0.2	(6.7)	2.3	Cost of sales
Total before tax	(2.3)	0.3	(7.0)	2.3	Income before income taxes
Tax expense (benefit)	0.5	—	1.9	(0.8)	Income tax provision (benefit)
Net of tax	$(1.8)	$0.3	$(5.1)	$1.5	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(0.9)	$(1.1)	$(2.9)	$(3.0)	Other, net
Prior service credit	—	—	—	0.2	Other, net
Total before tax	(0.9)	(1.1)	(2.9)	(2.8)	Income before income taxes
Tax expense	0.1	0.3	0.5	0.6	Income tax provision (benefit)
Net of tax	$(0.8)	$(0.8)	$(2.4)	$(2.2)	Net income
Total reclassifications for the period	$(2.6)	$(0.5)	$(7.5)	$(0.7)

Note 8—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At September 30, 2019, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $326.0 million and $329.1 million, respectively. At December 31, 2018, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $281.0 million and $284.2 million, respectively.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $1.0 billion at September 30, 2019, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Mexican pesos, Swedish kroner, Chinese renminbi, Brazilian real and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $1.1 billion at December 31, 2018, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner, Mexican pesos, Chinese renminbi, Brazilian real and Australian dollars. The fair value of these contracts approximated a net liability of $41.1 million and $19.5 million at September 30, 2019 and December 31, 2018, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2019, $17.4 million of the amount of net deferred loss included in OCI at September 30, 2019 is expected to be reclassified as expense into the unaudited condensed consolidated statement of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on its $200.0 million term loan (the "Term Loan") borrowings. The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at September 30, 2019 and December 31, 2018:

Notional Amount		Average Fixed Rate
September 30	December 31	September 30	December 31
2019	2018	2019	2018	Term at September 30, 2019
$56.5	$56.5	1.94%	1.94%	Extending to November 2022
$76.8	$83.5	2.20%	2.20%	Extending to May 2023

The fair value of all interest rate swap agreements was a net liability of $2.9 million and a net asset of $1.6 million at September 30, 2019 and December 31, 2018, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2019, $0.4 million of the amount included in OCI is expected to be reclassified as expense in the unaudited condensed consolidated statement of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	SEPTEMBER 30 2019	DECEMBER 31 2018	Balance Sheet Location	SEPTEMBER 30 2019	DECEMBER 31 2018
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$—	$0.6	Prepaid expenses and other	$—	$—
	Other current liabilities	—	—	Other current liabilities	0.7	—
Long-term	Other non-current assets	—	1.0	Other non-current assets	—	—
	Other long-term liabilities	—	—	Other long-term liabilities	2.2	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	1.0	2.1	Prepaid expenses and other	—	0.4
	Other current liabilities	2.6	3.3	Other current liabilities	26.1	12.8
Long-term	Other non-current assets	0.1	1.0	Other non-current assets	—	0.6
	Other long-term liabilities	1.6	0.5	Other long-term liabilities	17.2	13.8
Total derivatives designated as hedging instruments		$5.3	$8.5		$46.2	$27.6
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	—	0.4	Prepaid expenses and other	—	0.2
	Other current liabilities	0.9	1.5	Other current liabilities	4.0	0.5
Total derivatives not designated as hedging instruments		$0.9	$1.9		$4.0	$0.7
Total derivatives		$6.2	$10.4		$50.2	$28.3

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of September 30, 2019				Derivative Liabilities as of September 30, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$2.9	$—	$2.9	$2.9
Foreign currency exchange contracts	1.1	(1.1)	—	—	42.2	(1.1)	41.1	41.1
Total derivatives	$1.1	$(1.1)	$—	$—	$45.1	$(1.1)	$44.0	$44.0

	Derivative Assets as of December 31, 2018				Derivative Liabilities as of December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$1.6	$—	$1.6	$1.6	$—	$—	$—	$—
Foreign currency exchange contracts	2.3	(2.3)	—	—	21.8	(2.3)	19.5	19.5
Total derivatives	$3.9	$(2.3)	$1.6	$1.6	$21.8	$(2.3)	$19.5	$19.5

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS ENDED		NINE MONTHS ENDED			THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30					SEPTEMBER 30
Derivatives designated as hedging instruments	2019	2018	2019	2018		2019	2018	2019	2018
Cash Flow Hedges
Interest rate swap agreements	$(0.7)	$0.7	$(4.7)	$3.4	Interest expense	$—	$0.1	$(0.3)	$—
Foreign currency exchange contracts	(19.7)	(4.5)	(29.6)	(13.0)	Cost of sales	(2.3)	0.2	(6.7)	2.3
Total	$(20.4)	$(3.8)	$(34.3)	$(9.6)		$(2.3)	$0.3	$(7.0)	$2.3

Derivatives Not Designated as Hedging Instruments					Location of Gain or (Loss) Recognized in Income on Derivative	2019	2018	2019	2018
Cash Flow Hedges
Interest rate swap agreements					Other	$—	$—	$—	$0.3
Foreign currency exchange contracts					Cost of sales	(1.9)	(0.2)	(4.3)	(1.4)
Total						$(1.9)	$(0.2)	$(4.3)	$(1.1)

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

The Company presents the components of net benefit cost, other than service cost, in other (income) expense in the unaudited condensed consolidated statements of operations for its pension plans. Service cost for the Company's pension plans continues to be reported in operating profit. The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2019	2018	2019	2018
U.S. Pension
Interest cost	$0.6	$0.6	$1.9	$1.9
Expected return on plan assets	(1.1)	(1.2)	(3.4)	(3.7)
Settlement loss	—	0.2	—	0.9
Amortization of actuarial loss	0.5	0.5	1.5	1.4
Amortization of prior service credit	—	—	—	(0.2)
Total	$—	$0.1	$—	$0.3
Non-U.S. Pension
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	1.1	0.9	3.1	3.0
Expected return on plan assets	(2.5)	(2.6)	(7.7)	(8.0)
Amortization of actuarial loss	0.4	0.6	1.4	1.6
Total	$(1.0)	$(1.0)	$(3.1)	$(3.2)

Note 10—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2019	DECEMBER 31 2018
Finished goods and service parts	$286.9	$248.6
Work in process	30.9	30.0
Raw materials	327.5	307.0
Total manufactured inventories	645.3	585.6
LIFO reserve	(53.5)	(52.0)
Total inventory	$591.8	$533.6

Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At September 30, 2019 and December 31, 2018, 54% and 51%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

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

In addition, the Company sells separately priced, extended warranty agreements for its lift trucks, which generally provide a warranty for an additional two to five years or up to 2,400 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2019
Balance at December 31, 2018	$56.9
Current year warranty expense	30.2
Change in estimate related to pre-existing warranties	2.3
Payments made	(26.4)
Foreign currency effect	(0.8)
Balance at September 30, 2019	$62.2

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

The Company previously filed legal actions in Brazil to recover certain social integration and social contribution taxes paid over gross sales, including ICMS receipts, which is a form of state value added tax. During the third quarter of 2019, the Company’s Brazil legal advisors notified the Company that they received judicial notification in April 2019 that the Superior Judicial Court rendered a favorable decision on the case granting the Company the right to recover, through offset of federal tax liabilities, amounts of overpayments collected by the government from 1999 to date. The judicial court decision is final and not subject to appeals. Based on analysis performed to date, the current estimate of the refund calculated on a gross basis is approximately 100 million Brazilian reais, or approximately $25 million.

The amount and ultimate timing of realization of these recoveries is dependent upon administrative approvals, generation of federal tax liabilities in Brazil eligible for offset and potential impacts of future legislative actions within Brazil, all of which are uncertain. Based upon a probability weighted analysis, including a review of historical earnings and trends, forecasted earnings, the relevant expiration of carryforwards and the potential of selling the credits at a significant discount, the Company determined the net realizable value of the credits is approximately 8 million Brazilian reais, or $2 million. These credits are recorded on the line “Cost of sales” in the unaudited condensed consolidated statements of operations. The Company currently expects to realize this amount within the next one to five years. Future legislative changes in Brazil, changes in the Company’s forecasted earnings or resolution of other uncertainties could impact the estimate of the amount realizable for these tax credits.

The Brazilian tax authorities have sought clarification before the Brazilian Supreme Court of certain matters, including the amount of these credits (i.e., the gross rate or net credit amount), and certain other matters that could affect the rights of Brazilian taxpayers regarding these credits, all of which would materially impact the realization of the credits. Based on the opinions of our tax and legal advisors, we have not accrued any amounts related to potential future litigation regarding these credits.

Note 14—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at September 30, 2019 and December 31, 2018 were $164.3 million and $192.7 million, respectively. As of September 30, 2019, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at September 30, 2019 was approximately $268.0 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of September 30, 2019, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $28.4 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $11.3 million as of September 30, 2019. The $28.4 million is included in the $164.3 million of total amounts subject to recourse or repurchase obligations at September 30, 2019.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At September 30, 2019, approximately $131.3 million of the Company's total recourse or repurchase obligations of $164.3 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At September 30, 2019, loans from WF to HYGFS totaled $1.2 billion. Although the Company’s contractual guarantee was $241.3 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $131.3 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $218.4 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $299.7 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at September 30, 2019:

	HYGFS	Total
Total recourse or repurchase obligations	$131.3	$164.3
Less: exposure limited for certain dealers	28.4	28.4
Plus: 7.5% of original loan balance	11.3	11.3
	114.2	147.2
Incremental obligation related to guarantee to WF	218.4	218.4
Total exposure related to guarantees	$332.6	$365.6

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

The Company's equity investments in unconsolidated affiliates recorded on the unaudited condensed consolidated balance sheets are as follows:

	September 30, 2019	December 31, 2018
HYGFS	$21.4	$20.6
SN	44.3	41.3
Bolzoni	0.4	0.5
Dividends received from unconsolidated affiliates are summarized below:

	NINE MONTHS ENDED
	SEPTEMBER 30
	2019	2018
HYGFS	$4.1	$20.1
SN	1.0	2.1
	$5.1	$22.2
Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2019	2018	2019	2018
Revenues	$103.8	$103.1	$323.8	$308.6
Gross profit	$35.0	$29.9	$109.9	$93.2
Income from continuing operations	$8.3	$8.3	$30.1	$27.0
Net income	$8.3	$8.3	$30.1	$27.0

The Company has an equity investment in a third party valued using a quoted market price in an active market, or Level 1 in the fair value hierarchy. The Company's investment as of September 30, 2019 and December 31, 2018 was $2.7 million and $4.1 million, respectively. Any gain or loss on the investment is included on the line "Other" in the "Other (income) expense" section of the unaudited condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2019	2018	2019	2018
Loss on equity investment	$(0.7)	$(2.5)	$(1.1)	$(5.5)
The Company has an approximately 19% ownership interest through common and redeemable preferred shares in a third party, OneH2, Inc. ("OneH2"). The Company's investment was $10.3 million and $9.1 million as of September 30, 2019 and December 31, 2018, respectively.

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

As a result of this restructuring, Bolzoni recognized charges totaling approximately $0.5 million and $2.5 million during the three and nine months ended September 30, 2019, respectively. During the first nine months of 2019, the Company incurred $0.4 million related to severance, which was recorded on the line "Selling, general and administrative expenses," and $2.1 million related to plant rearrangement and moving costs, which was recorded in "Cost of sales." The Company incurred $0.5 million related to improvements to information technology infrastructure, plant rearrangement and moving costs during the third quarter of 2019. Severance payments of $0.4 million were made during the first nine months of 2019. No severance payments were made in the third quarter of 2019. Payments related to this restructuring plan are expected to be made through 2020. In addition to the restructuring charge recorded during 2019, the Company anticipates it will incur subsequent charges, which were not eligible for accrual at September 30, 2019, of approximately $0.8 million to $1.5 million for additional costs related to the restructuring, which the Company expects to incur during 2019 and 2020.

Note 17—Other Items

Effective July 6, 2018, the U.S. Trade Representative imposed additional duties on goods imported from China as part of the action in the Section 301 investigation of China’s acts, policies and practices related to technology transfer, intellectual property and innovation. On April 18, 2019, the U.S. Trade Representative posted a notice announcing its determination to grant exclusion requests for additional duties on certain goods from China. The exclusions will apply retroactively to the July 6, 2018 effective date and will extend for one year after the notice of exclusions, or April 2020.

Certain components of fork lift trucks, including counterweights and forks, were listed in the notice as exclusions for the additional duties. The Company recognized $8.7 million and $11.8 million of tariff recoveries in the third quarter and first nine months of 2019, respectively, which is included in the line "Cost of sales" in the unaudited condensed consolidated statements of operations.

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

In 2018, the Company announced, as part of a plan to expand Bolzoni's capabilities in the United States, Bolzoni's North America attachment manufacturing would be moved into HYG's Sulligent, Alabama manufacturing facility over the course of 2019. As a result, effective January 1, 2019, the Sulligent facility became a Bolzoni facility. Accordingly, the results of the Sulligent facility for the first nine months of 2019 have been included in the Bolzoni segment. In addition, the Company reclassified the historical results of operations of the Sulligent facility for 2018 in this Quarterly Report on Form 10-Q.

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

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)	NINE MONTHS ENDED		Favorable / (Unfavorable)
	SEPTEMBER 30			SEPTEMBER 30
	2019	2018	% Change	2019	2018	% Change
Lift truck unit shipments (in thousands)
Americas	14.6	16.0	(8.8)%	44.3	45.7	(3.1)%
EMEA	5.9	6.5	(9.2)%	21.5	21.4	0.5%
JAPIC (1)	3.0	3.1	(3.2)%	9.7	7.2	34.7%
	23.5	25.6	(8.2)%	75.5	74.3	1.6%
Revenues
Americas	$505.8	$503.9	0.4%	$1,578.0	$1,471.4	7.2%
EMEA	161.7	172.2	(6.1)%	553.9	561.1	(1.3)%
JAPIC (1)	57.8	64.7	(10.7)%	194.1	171.7	13.0%
Lift truck business	725.3	740.8	(2.1)%	2,326.0	2,204.2	5.5%
Bolzoni	75.8	84.4	(10.2)%	258.4	261.9	(1.3)%
Nuvera	2.4	2.0	n.m.	9.1	3.3	n.m.
Eliminations	(37.5)	(43.3)	n.m.	(136.5)	(131.1)	n.m.
	$766.0	$783.9	(2.3)%	$2,457.0	$2,338.3	5.1%
Gross profit (loss)
Americas	$90.3	$76.4	18.2%	$261.8	$241.3	8.5%
EMEA	26.1	23.5	11.1%	79.6	74.4	7.0%
JAPIC (1)	8.6	3.8	126.3%	23.1	14.4	60.4%
Lift truck business	125.0	103.7	20.5%	364.5	330.1	10.4%
Bolzoni	13.0	14.4	(9.7)%	44.1	48.2	(8.5)%
Nuvera	(3.1)	(0.5)	n.m.	(7.6)	(3.0)	n.m.
Eliminations	0.1	0.1	n.m.	(0.4)	(0.2)	n.m.
	$135.0	$117.7	14.7%	$400.6	$375.1	6.8%
Selling, general and administrative expenses
Americas	$60.8	$50.9	(19.4)%	$190.8	$169.9	(12.3)%
EMEA	25.1	23.4	(7.3)%	73.9	72.0	(2.6)%
JAPIC (1)	11.1	10.0	(11.0)%	31.9	24.9	(28.1)%
Lift truck business	97.0	84.3	(15.1)%	296.6	266.8	(11.2)%
Bolzoni	12.3	12.7	3.1%	39.9	40.6	1.7%
Nuvera	6.2	8.5	27.1%	18.3	25.5	28.2%
	$115.5	$105.5	(9.5)%	$354.8	$332.9	(6.6)%
Operating profit (loss)
Americas	$29.5	$25.5	15.7%	$71.0	$71.4	(0.6)%
EMEA	1.0	0.1	n.m.	5.7	2.4	137.5%
JAPIC (1)	(2.5)	(6.2)	n.m.	(8.8)	(10.5)	16.2%
Lift truck business	28.0	19.4	44.3%	67.9	63.3	7.3%
Bolzoni	0.7	1.7	(58.8)%	4.2	7.6	(44.7)%
Nuvera	(9.3)	(9.0)	(3.3)%	(25.9)	(28.5)	9.1%
Eliminations	0.1	0.1	n.m.	(0.4)	(0.2)	n.m.
	$19.5	$12.2	59.8%	$45.8	$42.2	8.5%
Interest expense	$5.3	$3.6	(47.2)%	$14.9	$11.6	(28.4)%
Other income	$(3.8)	$(1.6)	137.5%	$(13.1)	$(8.9)	47.2%

	THREE MONTHS ENDED		Favorable / (Unfavorable)	NINE MONTHS ENDED		Favorable / (Unfavorable)
	SEPTEMBER 30			SEPTEMBER 30
	2019	2018	% Change	2019	2018	% Change
Net income (loss) attributable to stockholders
Americas	$20.8	$21.6	(3.7)%	$50.6	$52.2	(3.1)%
EMEA	1.0	0.2	n.m.	5.0	2.5	100.0%
JAPIC (1)	(2.3)	(3.1)	n.m.	(6.2)	(4.3)	(44.2)%
Lift truck business	19.5	18.7	4.3%	49.4	50.4	(2.0)%
Bolzoni	0.7	1.4	(50.0)%	2.6	5.4	(51.9)%
Nuvera	(5.8)	(6.4)	9.4%	(17.9)	(20.6)	13.1%
Eliminations	(1.6)	1.7	n.m.	(1.7)	0.7	n.m.
	$12.8	$15.4	(16.9)%	$32.4	$35.9	(9.7)%
Diluted earnings per share	$0.76	$0.93	(18.3)%	$1.94	$2.16	(10.2)%
Reported income tax rate	27.2%	n.m.		24.5%	10.1%
(1) Hyster-Yale Maximal was acquired on June 1, 2018 and results of operations have been included since the acquisition date.
Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of September 30, 2019, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2019	2018	2019	2018
Unit backlog, beginning of period	44.1	41.7	43.9	33.8
Unit shipments	(23.5)	(25.6)	(75.5)	(74.3)
Unit bookings	22.8	26.2	75.0	82.8
Unit backlog, end of period	43.4	42.3	43.4	42.3
The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2019	2018	2019	2018
Bookings, approximate sales value	$540	$560	$1,690	$1,900
Backlog, approximate sales value	$1,130	$1,090	$1,130	$1,090

Third Quarter of 2019 Compared with Third Quarter of 2018

The following table identifies the components of change in revenues for the third quarter of 2019 compared with the third quarter of 2018:

Revenues
2018	$783.9
Increase (decrease) in 2019 from:
Unit volume and product mix	(52.9)
Foreign currency	(8.9)
Bolzoni revenues	(8.6)
Parts	(0.4)
Nuvera revenues	0.4
Other	20.7
Price	31.8
2019	$766.0

Revenues decreased 2.3% to $766.0 million in the third quarter of 2019 from $783.9 million in the third quarter of 2018. The decrease was mainly due to lower unit volume and product mix and unfavorable currency movements from the translation of sales into U.S. dollars, partially offset by pricing to offset material cost increases and tariffs.

Revenues in the Americas increased primarily as a result of improved pricing put in place to offset material cost increases and tariffs and increased other revenue related to higher sales of attachments. The increase was mostly offset by lower unit volumes, primarily as a result of a continued shortage of component parts from certain key suppliers.

EMEA's revenues decreased mainly as a result of lower shipments of lift trucks, somewhat from the component part shortages also affecting the Americas, and unfavorable currency movements of $7.8 million from the translation of sales into U.S. dollars, partially offset by higher prices.

Revenues in JAPIC decreased primarily as a result of lower unit volumes and $1.0 million of unfavorable currency movements.

The decrease in Bolzoni's revenues was mainly due to lower sales in the United States, primarily as a result of transition issues associated with the movement of all production to Sulligent, a continued shortage of component parts from certain key suppliers and unfavorable currency movements of $1.9 million from the translation of sales into U.S. dollars.

The following table identifies the components of change in operating profit for the third quarter of 2019 compared with the third quarter of 2018:

Operating Profit
2018	$12.2
Increase (decrease) in 2019 from:
Lift truck gross profit	21.3
Nuvera operations	(0.3)
Bolzoni operations	(1.0)
Lift truck selling, general and administrative expenses	(12.7)
2019	$19.5

The Company recognized operating profit of $19.5 million in the third quarter of 2019 compared with $12.2 million in the third quarter of 2018. The increase in operating profit was mainly due to improved gross profit in the lift truck business partially offset by higher selling, general and administrative expenses.

Operating profit in the Americas increased in the third quarter of 2019 compared with the third quarter of 2018 primarily as a result of improved gross profit partially offset by higher selling, general and administrative expenses. Gross profit increased primarily from the favorable impact of price increases implemented in 2018 to offset higher material cost and aluminum and steel tariffs and $8.7 million of favorable retroactive tariff exclusion adjustments from suppliers for certain components imported from China. These increases were partially offset by lower unit volume, higher manufacturing costs due to supplier constraints, a shift in mix to lower-margin products and unfavorable currency movements. Selling, general and administrative expense increased primarily as a result of increased product development costs to support a planned major upgrade of a number of the Company's core product platforms and additional investments in the expansion of the Company's industry-focused sales and marketing teams, in addition to higher employee-related costs.

EMEA's operating profit increased in the third quarter of 2019 compared with the third quarter of 2018 primarily as result of favorable price increases partially offset by decreased unit sales and unfavorable foreign currency movements of $2.1 million.

JAPIC's operating loss in the third quarter of 2019 decreased compared with the third quarter of 2018 primarily due to improved results at Hyster-Yale Maximal during the third quarter of 2019, primarily as a result of the absence of $4.0 million of unfavorable one-time purchase accounting adjustments made in the third quarter of 2018 associated with the acquisition.

Bolzoni's operating profit decreased in the third quarter of 2019 compared with the third quarter of 2018 mainly as a result of costs related to the transfer of Bolzoni's North America attachment manufacturing to Sulligent, Alabama.

The Company recognized net income attributable to stockholders of $12.8 million in the third quarter of 2019 compared with $15.4 million in the third quarter of 2018. The decrease was primarily the result of the absence of favorable tax adjustments related to the Tax Cuts and Jobs Act (the “Tax Reform Act”) in the third quarter of 2018, partially offset by improved operating profit. See Note 6 to the unaudited condensed consolidated financial statements for additional information on income tax expense.

First Nine Months of 2019 Compared with First Nine Months of 2018

The following table identifies the components of change in revenues for the first nine months of 2019 compared with the first nine months of 2018:

Revenues
2018	$2,338.3
Increase (decrease) in 2019 from:

Unit price	83.7
Other	36.0
Maximal revenues	31.1
Parts	11.4
Nuvera revenues	5.8
Unit volume and product mix	(1.2)
Bolzoni revenues	(3.5)
Foreign currency	(44.6)
2019	$2,457.0

Revenues increased 5.1% to $2,457.0 million in the first nine months of 2019 from $2,338.3 million in the first nine months of 2018. The increase was mainly due to improved pricing to offset material cost increases and tariffs, increased other revenue related to higher sales of attachments and the acquisition of Hyster-Yale Maximal. These items were partially offset by unfavorable currency movements from the translation of sales into U.S. dollars.

Revenues in the Americas increased in the first nine months of 2019 compared with the first nine months of 2018 primarily as a result of improved pricing, higher parts sales and increased other revenue related to higher sales of attachments. The higher pricing was implemented to offset material cost increases and tariffs.

EMEA's revenues decreased mainly as a result of unfavorable currency movements of $34.0 million from the translation of sales into U.S. dollars partially offset by improved pricing and increased shipments of higher-priced lift trucks.

Revenues in JAPIC increased primarily as a result of a full nine months of Hyster-Yale Maximal revenues during 2019 and only four months subsequent to the acquisition date in 2018. This was partially offset by unfavorable foreign currency movements of $6.0 million from the translation of sales into U.S. dollars.

The decrease in Bolzoni's revenues was mainly due to unfavorable foreign currency movements of $8.6 million from the translation of sales into U.S. dollars, partially offset by higher volume.

Nuvera's revenues increased as a result of development funding received associated with third-party development agreements and an increase in recognized sales of fuel cell battery box replacements ("BBRs"). For periods prior to the fourth quarter of 2018, Nuvera deferred revenue on its BBRs because of an inability to estimate future costs, including warranty. The Company established a warranty reserve and began recognizing revenue in the fourth quarter of 2018.

The following table identifies the components of change in operating profit for the first nine months of 2019 compared with the first nine months of 2018:

Operating Profit
2018	$42.2
Increase (decrease) in 2019 from:
Lift truck gross profit	34.2
Nuvera operations	2.6
Bolzoni operations	(3.4)
Lift truck selling, general and administrative expenses	(29.8)
2019	$45.8

The Company recognized operating profit of $45.8 million in the first nine months of 2019 compared with $42.2 million in the first nine months of 2018. The increase in operating profit was mainly due to higher lift truck gross profit partially offset by higher lift truck selling, general and administrative expenses.

Operating profit in the Americas decreased slightly in the first nine months of 2019 compared with the first nine months of 2018 primarily as a result of higher selling, general and administrative expenses mostly offset by higher gross profit. Selling, general and administrative expenses increased mainly from higher sales and product development costs to support the Company's strategic initiatives and increased employee-related expenses, partially offset by the absence of $2.9 million of Maximal acquisition-related costs incurred in 2018. The increase in gross profit was mainly attributable to improved pricing and $11.8 million of favorable retroactive tariff exclusion adjustments for direct imports and from suppliers for certain components imported from China. These increases were partially offset by higher material cost and aluminum and steel tariffs, a shift in sales to lower-margin trucks, higher manufacturing costs and unfavorable foreign currency movements.

EMEA's operating profit increased in the first nine months of 2019 compared with the first nine months of 2018 primarily as a result of higher gross profit due to price increases, net of higher material costs.

The operating loss in JAPIC decreased mainly as a result of improved results at Hyster-Yale Maximal during 2019, primarily as a result of the absence of $4.0 million of unfavorable one-time purchase accounting adjustments made in the third quarter of 2018 associated with the acquisition.

Bolzoni's operating profit decreased mainly as a result of $2.5 million of restructuring costs in the first nine months of 2019 related to the transfer of Bolzoni's North America attachment manufacturing to Sulligent, Alabama. These costs include plant rearrangement, changes to information technology infrastructure and severance expenses.

Nuvera's operating loss decreased compared with the prior year mainly as a result of product development funding received from third-parties.

The Company recognized net income attributable to stockholders of $32.4 million in the first nine months of 2019 compared with $35.9 million in the first nine months of 2018. The decrease was primarily the result of the absence of favorable tax adjustments related to the Tax Reform Act in the third quarter of 2018 and higher interest expense from higher borrowing levels during the first nine months of 2019 compared with the first nine months of 2018. These items were partially offset by higher operating profit and favorable mark-to-market adjustments on an equity investment in a third-party.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2019	2018	Change
Operating activities:
Net income	$33.2	$35.5	$(2.3)
Depreciation and amortization	32.3	32.4	(0.1)
Dividends from unconsolidated affiliates	5.1	22.2	(17.1)
Working capital changes	(93.0)	(1.9)	(91.1)
Other	5.1	4.1	1.0
Net cash provided by (used for) operating activities	(17.3)	92.3	(109.6)
Investing activities:
Expenditures for property, plant and equipment	(31.4)	(24.7)	(6.7)
Proceeds from the sale of assets	6.9	5.4	1.5
Business acquisitions, net of cash acquired	—	(78.0)	78.0
Net cash used for investing activities	(24.5)	(97.3)	72.8
Cash flow before financing activities	$(41.8)	$(5.0)	$(36.8)

Net cash provided by (used for) operating activities decreased $109.6 million in the first nine months of 2019 compared with the first nine months of 2018, primarily as a result of the change in working capital items and lower dividends from unconsolidated affiliates. The difference in working capital was attributable to a change in accounts receivable primarily from the timing of receipts from customers and accounts payable mainly due to a change in the timing of inventory production levels. In addition, the first nine months of 2018 includes dividends from HYGFS resulting from a one-time benefit associated with the Tax Cuts and Jobs Act.

The change in net cash used for investing activities during the first nine months of 2019 compared with the first nine months of 2018 is due to the acquisition of Hyster-Yale Maximal in 2018.

	2019	2018	Change
Financing activities:
Net increases (decreases) of long-term debt and revolving credit agreements	$41.5	$(71.5)	$113.0
Cash dividends paid	(15.7)	(15.3)	(0.4)
Other	(0.8)	(1.5)	0.7
Net cash provided by (used for) financing activities	$25.0	$(88.3)	$113.3

Net cash provided by (used for) financing activities increased $113.3 million in the first nine months of 2019 compared with the first nine months of 2018. The increase was primarily related to higher borrowings on the Facility (as defined below) and other debt in the first nine months of 2019 compared with the first nine months of 2018. The borrowings on the Facility during the first nine months of 2019 were primarily used to fund working capital needs.

Financing Activities

The Company has a $240.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in April 2022. There was $57.8 million borrowings outstanding under the Facility at September 30, 2019. The availability under the Facility at September 30, 2019 was $177.5 million, which reflects reductions of $4.7 million for letters of credit and other restrictions. As of September 30, 2019, the Facility consisted of a U.S. revolving credit facility of $150.0 million and a non-U.S. revolving credit facility of $90.0 million. The obligations under the Facility are generally secured by a first lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory (the "Facility Collateral") and a second lien on the Term Loan Collateral (defined below). The approximate book value of assets held as collateral under the Facility was $910 million as of September 30, 2019.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, as of September 30, 2019, for U.S. base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margin, as of September 30, 2019, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable interest rates for the amounts outstanding under the Facility on September 30, 2019 were 5.50% for U.S. base rate loans and 3.50% for LIBOR loans for the U.S. facility including the applicable floating rate margin. The Facility also required the payment of a fee of 0.250% per annum on the unused commitments as of September 30, 2019.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as set forth in the Facility, and limits the payment of dividends. If average availability for both total and U.S. revolving credit facilities, on a pro forma basis, is greater than 15% and less than or equal to 20%, the Company may pay dividends subject to achieving a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00, as defined in the Facility. If the average availability is greater than 20% for both total and U.S. revolving credit facilities, on a pro forma basis, the Company may pay dividends without any minimum Fixed Charge Coverage Ratio requirement. The Facility also requires the Company to achieve a minimum Fixed Charge Coverage Ratio in certain circumstances in which total excess availability is less than 10% of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than 10% of the U.S. revolver commitments, as defined in the Facility. At September 30, 2019, the Company was in compliance with the covenants in the Facility.

The Company also has a $200.0 million term loan (the "Term Loan"), which matures in May 2023. The Term Loan requires quarterly principal payments on the last business day of each March, June, September and December in an amount equal to $2.5 million. The final principal repayment is due on May 30, 2023. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At September 30, 2019, there was $177.5 million of principal outstanding under the Term Loan which has been reduced in the unaudited condensed consolidated balance sheet by $3.0 million for discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property (collectively, the "Term Loan Collateral") and a second priority lien on the Facility Collateral. The approximate book value of assets held as collateral under the Term Loan was $620 million as of September 30, 2019.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin, as provided in the Term Loan, is 2.25% for base rate loans and 3.25% for Eurodollar loans. The interest rate on the amount outstanding under the Term Loan at September 30, 2019 was 5.29%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of regularly scheduled dividends and other restricted payments to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 1.75 to 1.00 at the time of the payment. At September 30, 2019, the Company was in compliance with the covenants in the Term Loan.

The Company had other debt outstanding, excluding finance leases, of approximately $96.8 million at September 30, 2019. In addition to the excess availability under the Facility, the Company had remaining availability of $39.8 million related to other non-U.S. revolving credit agreements.

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

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Nine Months Ended September 30, 2019	Planned for Remainder of 2019	Planned 2019 Total	Actual 2018
Lift truck business	$22.3	$16.8	$39.1	$31.8
Bolzoni	4.4	3.5	7.9	4.2
Nuvera	4.7	4.2	8.9	2.8
	$31.4	$24.5	$55.9	$38.8

Planned expenditures for the remainder of 2019 are primarily for product development, improvements to information technology infrastructure, improvements at manufacturing locations and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	SEPTEMBER 30 2019	DECEMBER 31 2018	Change
Cash and cash equivalents	$62.8	$83.7	$(20.9)
Other net tangible assets	667.1	601.3	65.8
Intangible assets	60.0	67.7	(7.7)
Goodwill	103.7	108.3	(4.6)
Net assets	893.6	861.0	32.6
Total debt	(351.1)	(301.5)	(49.6)
Total equity	$542.5	$559.5	$(17.0)
Debt to total capitalization	39%	35%	4%

INVESTOR PERSPECTIVE

The Company is currently undertaking the largest set of programs in its history. These programs are expected to have a transformational impact on the Company’s competitiveness, market position and economic performance over the next three to five years.

For some time, the Company has been focused on six strategic initiatives:
1.Provide the lowest cost of ownership while enhancing productivity for customers.
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

Over the course of the past two years, these investments, both expense and capital, have increased significantly. Further increased investments are expected to continue to be made in the 2019 fourth quarter and peak in the 2020 full year. Capital expenditures are expected to decline significantly in 2021 but remain at levels higher than 2019, while expense investments are expected to generally remain at the 2020 levels for the next several years, excluding the impact of normal inflation. The return from these investments has started to be realized and is expected to increase over the course of the Company's five-year planning period. In this context, Lift Truck's operating profit is expected to improve considerably in the 2019 fourth quarter and full year over the comparable 2018 periods, and increase more significantly in 2020 over 2019, with improvements in each quarter over the respective 2019 quarter. Further improved results are expected with significant increases through 2023. Lift Truck's objective is to achieve its target of 7% operating profit margin in this period assuming reasonable market conditions continue. Bolzoni’s operating profit is expected to decrease substantially in the 2019 fourth quarter and full year from the prior year periods primarily due to the restructuring of its Americas operations, but results in 2020 are expected to significantly improve, with further improvements in the following years, with a target of achieving a 7% operating profit margin. Nuvera’s results are expected to improve in the 2019 fourth quarter and full year over the comparable prior year periods, with break-even targeted to be achieved in the fourth quarter of 2020. Nuvera's quarterly break-even target was adjusted in the second quarter primarily due to a delay in shipments of engines for a key customer in China resulting from the need for additional, unplanned, customer-driven product validation. Shipments are expected to ramp up throughout the second half of 2020, but if there are further delays with validation and production for this China customer, it may push out the break-even date unless other opportunities currently being pursued are realized. Earnings are expected to improve significantly at Nuvera over the 2021 to 2023 time period. At each of these three businesses, the investments being undertaken are expected to lead to increased operating profit through higher volumes, decreased product costs and improved pricing, partially offset by a higher level of operating expense in future years. Overall, consolidated operating profit and net income in the 2019 fourth quarter and full year are expected to increase significantly over the comparable 2018 periods, excluding the impact of the $5.5 million tax benefit realized in the third quarter of 2018. Consolidated operating profit and net income in 2020 are also expected to increase substantially over 2019.

Lift Truck's product programs are expected to lay the groundwork for enhanced market position by providing lower cost of ownership and enhanced productivity for the Company’s customers. At the core of these programs is a new set of modular and scalable product families covering both internal combustion engine and electric trucks, which will provide customers with enhanced flexibility for meeting their application needs combined with the benefit of lowest total cost of ownership. Implementation of these programs is expected to begin in the second half of 2020 with the introduction of the first of a new range of counterbalanced trucks. This range will be expanded comprehensively to include larger counterbalanced capacities, Big Trucks and warehouse trucks. A further major initiative in product offerings will come from the introduction of trucks manufactured by Hyster-Yale Maximal, Lift Truck’s majority-owned joint venture in China. A line of trucks from Hyster-Yale Maximal has been engineered to provide high-quality and reliable, lower-intensity trucks for global markets and standard trucks for the Chinese market. These trucks are being progressively launched globally under the Hyster® UT and Yale® UX brands to serve lower-intensity customer applications beginning with the JAPIC, Brazil and Latin America markets during the 2019 fourth quarter and increasing over the course of 2020 to all countries. In addition, Lift Truck’s partner in India is expected to expand local production of larger trucks. Further, in the first quarter of 2019, a new end rider and a new automated Reach Truck were launched in the North America market, and a range of lower-cost Class 3 lift trucks was launched in certain markets during the second quarter. New lower-cost Class 3 walkie and stacker global products were launched in certain markets in the third quarter and are expected to be introduced in other markets during the 2019 fourth quarter. All of these new products are expected to have a significant impact on results in 2020. Further, additional products are being added to the product line-up in 2020. To further enhance productivity for customers, Lift Truck is continuing to develop automation solutions for warehouse trucks, initially in combination with industry partners. Some of these products are already in the market today, but new solutions and customers are expected to be developed progressively over the next several years. Lift Truck continues to expand sales of telemetry products. New generations of lift trucks will offer a fully integrated telematics solution. Finally, Lift Truck anticipates introducing new fuel cell battery box replacements ("BBR") for Class 1, 2 and 3 forklift trucks over the next few years, beginning with the first model in the first quarter of 2020, that are expected over time to move the fuel cell BBR business to break-even.

The introduction of these new products will lead to significant changes in supply chain sourcing and in the Company’s various manufacturing facilities around the world. Consolidated component volume sourced globally from reliable partners is expected to reduce costs and improve quality as these new products are brought to market over the next few years. Lift Truck’s largest manufacturing facilities in Berea, Craigavon and Greenville are undergoing significant changes and are expected to have reduced costs and improved productivity while most other plants will see more modest changes. China production activities are expected to be consolidated at the Hyster-Yale Maximal facility. This transition will occur in two phases, with the first phase anticipated to be completed by the end of 2019, and the second phase expected to be completed by the end of 2020.

Lift Truck currently has over 400 different forklift models in its range, including Hyster-Yale Maximal models, which are supported by its capability to customize these trucks to meet specific customer needs. The modular nature of the new products being introduced will enhance Lift Truck's ability to meet customer needs at lowest cost and in more detail, both at the industry level and at the individual customer level. To achieve the full expected benefit from these programs, Lift Truck continues to make substantial expense investments in its sales and marketing organizations to realign teams around industry groupings, with spending on this program almost at its peak. Within marketing, industry-focused resources have been added to develop industry strategies. The higher-priority industry strategies have been completed for North America and Europe. All of the strategies are expected to be completed for all countries, or groups of countries, around the world by the end of 2019 but will mature and be enhanced over future years. To support execution of these industry strategies, Lift Truck has invested in additional industry-focused sales capabilities to support its dealers. This industry-focused structure has been in place and highly successful in its National Account direct sales program and is now being deployed with the new dealer support teams. These investments are largely in place in North America, and to a lesser degree in EMEA. Additional sales capabilities are expected to be added in other areas around the world over the next two years, while the Company will look to reduce costs in other areas to contain spending. In total, the Company believes that these projects will put it in a position to be a leader in the delivery of industry- and customer-focused solutions worldwide.

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

Bolzoni is also pursuing very aggressive projects to expand its global market position. These projects include strengthening Bolzoni’s ability to serve the North America market by having responsibility for the Sulligent plant, where it is now manufacturing attachments and also continuing the plant’s support of Lift Truck through the supply of cylinders and various other components. In the first half of 2019, Bolzoni phased out production at its current Homewood, Illinois facility and substantially completed the shift of manufacturing to Sulligent. Bolzoni is still maintaining a distribution center and certain other operations in Homewood. In addition to the restructuring charges of $2.5 million recorded in the first nine months of 2019 associated with these plans, Bolzoni anticipates that, during the fourth quarter of 2019 and into 2020, it will incur additional charges of approximately $0.8 million to $1.5 million for further restructuring-related costs.

There is a large opportunity for market share growth in the Americas market for attachments. To help capture this, Bolzoni plans to introduce a broader range of locally produced attachments with shorter lead times to serve its customer base. Bolzoni also is in the process of increasing its sales, marketing and product support capabilities in North America, and is establishing a small assembly function in Brazil to serve the Latin America market. In addition, it has developed a standard product line sourced from one of its factories in China, which will continue to be expanded. Bolzoni’s current outstanding premium line of products coupled with these standard products and an industry-focused strategy are expected to give Bolzoni the ability to increase its sales significantly in the Americas, JAPIC and EMEA regions. These new programs are expected to increase Bolzoni’s market position and profitability, especially over the next three to four years.

Nuvera is approaching the point where it will move from being a venture business focused on commercializing leading technology to a stable, product-based company serving not only the forklift truck market, but also heavy-duty applications, such as buses and trucks and applications in the automotive sector, with an expanding line of developed products. Nuvera expects its core technology to move to a new generation of fuel cell stack design over the next year with broad application in each of these markets. It has successfully certified its first 45kW engine for China and has begun the vehicle certification process. Nuvera is focused on continuously improving the quality and cost of its fuel cell engines. These performance and cost factors are expected to reach target objectives over the next two years. With the transfer of the responsibility for development of non-fuel-cell engine components and the overall assembly of Class 1 and Class 2 BBRs to Lift Truck during the second and third quarters of 2019, Nuvera will be focused entirely on fuel cell stacks and engines by 2020. To enhance its cost base, Nuvera continues to work on standardizing its products, developing low-cost suppliers and automating various elements of stack production. Robotic stack assembly lines have been in development for some time, and Nuvera expects to bring the first online during the fourth quarter of 2019. In overview, Nuvera’s objective is to reduce its loss in the fourth quarter of 2019 compared with the fourth quarter of 2018 and to target break-even during the fourth quarter of 2020, although this is dependent on the ramp up in engine supply mentioned above. In the long term, Nuvera is expected to contribute substantially to the Company's overall earnings.

In summary, the Company believes it is approaching an inflection point in its business. The third quarter reflected continued investment in these programs, similar to the first half of the year, but fourth quarter results are expected to improve significantly in comparison to the 2018 fourth quarter. Efforts to abate significant shortages from key suppliers in the United States are succeeding. These shortages are expected to substantially ease during the 2019 fourth quarter and be resolved fully by the end of the year. The status of tariffs has been changing continuously and, although the Company is still experiencing significant additional costs from both the Section 232 and Section 301 tariffs, the Section 301 tariffs have been abated somewhat by granted exclusions and partly offset by the Company’s supply chain group securing alternative non-Chinese suppliers and negotiating price reductions. The exclusions were applied retroactively to the July 6, 2018 effective date and extend for one year after the notice of exclusions, or April 2020. During the second quarter, the Company recorded duties recoverable for the period of July 6, 2018 through the 2019 second quarter. The Company recorded additional recoveries in the third quarter from suppliers who provided components for which retrospective exemptions were granted. Some further, but substantially lower, recovery is anticipated in the fourth quarter.

The current lift truck backlog contains certain deal-specific pricing agreements at less than target margins to gain targeted accounts and for which margin improvement efforts have taken some time to mature. These agreements reduced profitability in the first nine months of 2019. However, margins are expected to recover fully from the 2018 material cost inflation and the heavily discounted deals by the end of the 2019 fourth quarter. Margins are also expected to continue to be enhanced by the exemption of tariffs on certain Chinese components, although the Company has reduced the tariff surcharge it applies to products sold to customers.

For the 2019 full year, consolidated cash flow before financing activities is expected to decrease significantly compared with 2018, after excluding the impact of the 2018 acquisition of Hyster-Yale Maximal. The decrease is primarily due to changes in working capital, particularly accounts receivable, as well as higher capital expenditures. Working capital is expected to improve significantly in the fourth quarter of 2019 as the inventory supplier issues are resolved, but the improvement is not expected to fully offset the higher working capital experienced in the earlier parts of the year. For the 2020 full year, consolidated cash flow before financing activities is expected to increase significantly over 2019.

In 2020 and 2021, a considerable portion of the new projects outlined above are expected to have reached completion for all three companies and the Company believes the full impact of these programs can lead to profitability improvements for a number of years to come. The remainder of the programs are expected to come to maturity mainly in 2022 and 2023, although a few, particularly those involving dealer structure and excellence, are more in the nature of continuous improvement projects rather than projects which reach maturity at a given time. Of course, the absolute level of profitability will reflect actual market demand levels, which showed some softening in the first nine months of 2019. While markets are still at historically high levels, the market appears to be in a downturn, which is currently projected to be moderate and of limited duration. As a result, in the remainder of 2019 and in 2020, the Company is currently forecasting strong but lower forklift market levels. The Company continues to forecast a resolution to Brexit in a way that does not significantly harm the Company’s business prospects.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, (2) delays in delivery or increases in costs, including transportation costs, the imposition of tariffs, or the renewal of tariff exclusions, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (3) delays in manufacturing and delivery schedules, (4) the successful commercialization of Nuvera's technology, (5) customer acceptance of pricing, (6) the political and economic uncertainties in the countries where the Company does business, (7) the ability of dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (8) exchange rate fluctuations and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (9) bankruptcy of or loss of major dealers, retail customers or suppliers, (10) customer acceptance of, changes in the costs of, or delays in the development of new products, (11) introduction of new products by, or more favorable product pricing offered by, competitors, (12) product liability or other litigation, warranty claims or returns of products, (13) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (14) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (15) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation, the United Kingdom's exit from the European Union, the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, (16) delays in or increased costs of moving Bolzoni's North America attachment manufacturing from Homewood, Illinois, to Sulligent, Alabama, and (17) the Company may not be able to successfully integrate Maximal's operations and employees.

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

Changes in internal control over financial reporting: During the third quarter of 2019, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1    Legal Proceedings
None
Item 1A     Risk Factors
There have been no material changes from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 in the Section entitled "Risk Factors."
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3    Defaults Upon Senior Securities
None
Item 4    Mine Safety Disclosures
Not applicable
Item 5    Other Information
None
Item 6    Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number*	Description of Exhibits

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL and contained in Exhibit 101.
* Numbered in accordance with Item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.

Date:	October 29, 2019	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)