Form 10-K
period 2019-12-31
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2020-02-25
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended:	December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54799
HYSTER-YALE MATERIALS HANDLING, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1637659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5875 Landerbrook Drive
Suite 300
Cleveland	44124-4069
OH	(Zip code)
(Address of principal executive offices)
Registrant's telephone number, including area code: (440) 449-9600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $0.01 Per Share	HY	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)        Yes ☐     No ☒

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 28, 2019 (the last business day of the registrant's most recently completed second fiscal quarter): $596,861,602
Number of shares of Class A Common Stock outstanding at February 21, 2020: 12,809,626
Number of shares of Class B Common Stock outstanding at February 21, 2020: 3,862,383
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2020 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
Item 1. BUSINESS
General

Hyster-Yale Materials Handling, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company Hyster-Yale Group, Inc. ("HYG"), is a leading, globally integrated, full-line lift truck manufacturer. The Company offers a broad array of solutions aimed at meeting the specific materials handling needs of its customers, including attachments and hydrogen fuel cell power products, telematics, automation and fleet management services, as well as a variety of other power options for its lift trucks. The Company, headquartered in Cleveland, Ohio, through HYG, designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, China, Northern Ireland, Mexico, the Netherlands, the Philippines, Italy, Japan, Vietnam and Brazil. Hyster-Yale was incorporated as a Delaware corporation in 1999.

The Company owns a 75% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"). Hyster-Yale Maximal is a Chinese manufacturer of low-intensity and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets. The results of Hyster-Yale Maximal are included in the JAPIC segment since the date of acquisition.

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

In 2019, as part of a plan to expand Bolzoni's capabilities in the United States, Bolzoni's North America attachment manufacturing moved into HYG's Sulligent, Alabama manufacturing facility. As a result, effective January 1, 2019, the Sulligent facility became a Bolzoni facility. Accordingly, the results of the Sulligent facility in 2019 have been included in the Bolzoni segment and the historical results of operations of the Sulligent facility for 2018 and 2017 have been included in the Bolzoni segment within this Annual Report on Form 10-K.

The Company operates Nuvera Fuel Cells, LLC ("Nuvera"). Nuvera is an alternative-power technology company focused on the design, manufacture and sale of hydrogen fuel-cell stacks and engines.

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, www.hyster-yale.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").
The components of the Company's revenues were as follows for the year ended December 31:

	2019	2018	2017
Lift trucks	75%	77%	77%
Parts	12%	13%	13%
Service, rental and other	8%	4%	5%
Bolzoni	5%	5%	5%
Nuvera	less than 1%	1%	less than 1%
Sales of internal combustion engine lift trucks and electric lift trucks were approximately 47% and approximately 28% of annual revenues in 2019, respectively.

Manufacturing and Assembly
The Company manufactures components, such as frames, masts and transmissions, and assembles lift trucks in the market of sale whenever practical to minimize freight cost and balance currency mix. In some instances, however, it utilizes one worldwide location to manufacture specific components or assemble specific lift trucks. Additionally, components and assembled lift trucks are exported when it is advantageous to meet demand in certain markets. The Company operates twelve lift truck manufacturing and assembly facilities worldwide with four plants in the Americas, three in EMEA and five in JAPIC, including joint venture operations. In addition, the Company operates six Bolzoni manufacturing facilities worldwide.

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

Patents, Trademarks and Licenses
The Company relies on a combination of trade secret protection, trademarks, copyrights, and patents to establish and protect the Company's proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of the Company's technology to which they relate or competitors may design around the patents. The Company is not materially dependent upon patents or patent protection; however, as materials handling equipment has become more technologically advanced, the Company and its competitors have increasingly sought patent protection for inventions incorporated into their respective products. The Company owns the Hyster®,Yale®, Maximal®, Bolzoni®, Auramo®, Meyer® and Nuvera® trademarks and believes these trademarks are material to its business.

Distribution Network
The Company distributes lift trucks and attachments primarily through two channels: independent dealers and a direct sales program to major customers. In addition, the Company distributes aftermarket parts and service for its lift trucks through its independent dealers. The Company’s end-user base is diverse and fragmented, including, among others, light and heavy manufacturers, trucking and automotive companies, rental companies, building materials and paper suppliers, lumber, metal products, warehouses, retailers, food distributors, container handling companies and U.S. and non-U.S. governmental agencies.
Independent Dealers
The Company’s dealers, located in 124 countries, are generally independently owned and operated. The following table summarizes the Company's dealers as of December 31, 2019:

	Hyster®	Yale®	Dual-Branded	Maximal®
Americas	14	30	27	5
EMEA	69	84	3	12
JAPIC	102	8	5	73
Global Accounts
The Company operates a direct sales program to major customers for both Hyster® and Yale®. This program focuses on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. This program accounted for 21%, 16% and 17% of new lift truck unit volume in 2019, 2018 and 2017, respectively. The independent dealers support these major customers by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with these major customer sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, this global accounts program markets services, including full maintenance leases and fleet management.

Financing of Sales
The Company is engaged in a joint venture with Wells Fargo Financial Leasing, Inc. ("WF") to provide dealer and customer financing of new lift trucks in the United States. The Company owns 20% of the joint venture entity, HYG Financial Services,

Inc. ("HYGFS"), and receives fees and remarketing profits under a joint venture agreement. The current agreement has an initial term through December 2023 and automatically renews for additional one-year terms unless written notice is given by either party at least 180 days prior to termination. The Company accounts for its ownership of HYGFS using the equity method of accounting.
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

Backlog
The following table outlines the Company's backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks:

	December 31, 2019	September 30, 2019	December 31, 2018
Units (in thousands)	41.2	43.4	43.9
Backlog, approximate sales value (in millions)	$1,070	$1,130	$1,190
As of December 31, 2019, the Company expects substantially all of its backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks to be sold during fiscal 2020. Backlog represents unfilled lift truck orders placed with the Company’s manufacturing and assembly facilities from dealers and direct sales to customers. In general, unfilled orders may be canceled at any time prior to the time of sale; however, the Company can assess cancellation penalties on dealer orders within a certain period prior to initiating production. The dollar value of backlog is calculated using the current unit backlog and the forecasted average sales price per unit.

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
A significant raw material required by the Company's manufacturing operations is steel, which is generally purchased from steel producing companies in the geographic area near each of the Company's manufacturing facilities. Other significant components for the Company's lift trucks are engines, axles, brakes, transmissions, batteries and chargers. In addition, the Company depends on a limited number of suppliers for some of the Company's crucial components, including diesel and gasoline engines, which are supplied by, among others, Power Solutions International, Inc., Kubota Corp., and Cummins Inc., drive-system components, which are supplied by, among others, Dana Corporation and ZF Company, and cast-iron counterweights used to counter balance some lift trucks, which are obtained from, among others, North Vernon Industry Corp. and Eagle Quest International Ltd. Some of these critical components are imported and subject to regulations, such as customary inspection by the U.S. Customs and Border Protection under the auspices of the U.S. Department of Homeland Security, as well as the Company's own internal controls and security procedures. While most components are available from numerous sources or in quantities sufficient to meet requirements, the Company has experienced shortages of key components for certain products, particularly in 2019, which has affected production levels.

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

Research and Development
The Company’s lift truck research and development capability is organized around four major engineering centers, that are coordinated on a global basis. Products are designed for each brand concurrently and generally each center is focused on the global requirements for a single product line. The Company’s counterbalanced development center, which has global design responsibility for several classes of lift trucks for a highly diverse customer base, is located in Fairview, Oregon. The Company’s big truck development center is located in Nijmegen, the Netherlands, adjacent to a dedicated global big truck assembly facility. Big trucks are primarily used in handling shipping containers and other specialized heavy lifting applications, including steel, concrete and energy-related industries. Warehouse trucks, which are primarily used in distribution applications, are designed based on regional differences in stacking and storage practices. The Company designs warehouse equipment for sale in the Americas market in Greenville, North Carolina, adjacent to the Americas manufacturing and assembly facility. The Company designs warehouse equipment for the European market in Masate, Italy, adjacent to its manufacturing and assembly facility for warehouse equipment. The Company also has an engineering Concept Center in the United Kingdom to support advanced design activities and an engineering office in India to support its global design activities for its four major engineering centers.
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

Sumitomo-NACCO Joint Venture
The Company has a 50% ownership interest in Sumitomo NACCO Forklift Co., Ltd. ("SN"), a limited liability company that was formed in 1970 primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each stockholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, the Company accounts for its ownership in SN using the equity method of accounting. The Company purchases Hyster®- and Yale®-branded lift trucks and related component and aftermarket parts from SN for sale outside of Japan under agreed-upon terms. The Company also contracts with SN for engineering design services on a cost plus basis and charges SN for technology used by SN but developed by the Company. During 2019, SN sold approximately 7,200 lift trucks.

Employees
As of January 31, 2020, the Company had approximately 7,900 employees. Certain employees in the Danville, Illinois parts depot operations are unionized. The Company’s contract with the Danville union expires in June 2021. All employees at the

Company's facilities in the United States (other than the Danville, Illinois parts depot) are not represented by unions. In Brazil, all employees are represented by a union. The Company’s contracts with the Brazilian unions expire annually at which time salaries and certain benefits are negotiated for the following year. In Mexico, certain employees are unionized. The Company’s contract with the Mexican union expires annually in March, at which time salaries are negotiated for the following year. Benefits in Mexico are negotiated every other year.
In Europe, certain employees in the Helsinki, Finland; Salzgitter, Germany; Craigavon, Northern Ireland; Masate, Italy; Piacenza, Italy; San Donato, Italy; and Nijmegen, the Netherlands facilities are represented by a union or a works council. All of the European employees are part of works councils or employee forums, which perform a consultative role on business and employment matters.
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

Government and Trade Regulations
The Company has been impacted by ongoing trade disputes with China which has led to the imposition of tariffs resulting in higher material costs. In addition, the Company’s business has been affected in the past by trade disputes between the United States and Europe. In the future, to the extent the Company is affected by trade disputes with other foreign jurisdictions, and increased tariffs are levied on its goods or the materials the Company purchases, its results of operations may be materially adversely affected.

Item 1A. RISK FACTORS
The lift truck business is cyclical. Any downturn in the general economy could result in significant decreases in the Company's revenue and profitability and an inability to sustain or grow the business.
The Company's lift truck business historically has been cyclical. Fluctuations in the rate of orders for lift trucks, attachments and fuel-cell technology reflect the capital investment decisions of the Company's customers, which depend to a certain extent on the general level of economic activity in the various industries the customers serve. During economic downturns, customers tend to delay new lift truck and parts purchases. Consequently, the Company has experienced, and in the future may continue to experience, significant fluctuations in revenues and net income. If there is a downturn in the general economy, or in the industries served by lift truck customers, the Company's revenue and profitability could decrease significantly, and the Company may not be able to sustain or grow the business.
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
Economic and political conditions in the United States and abroad may lead to significant changes in tax rules and regulations. For example, Brexit and proposals to reform non-U.S. tax laws or other regulations could significantly impact how multinational corporations do business. Although the Company cannot predict the final form or impact of any regulation or other proposal, if adopted at all, such regulations and proposals could, if enacted, have a material adverse impact on the Company's profitability.
In addition, operating globally subjects the Company to risks related to the health and welfare of its employees and the employees of suppliers, as well as the workplaces where the Company’s products or critical components from suppliers are manufactured. Conditions resulting from natural disasters or global health epidemics or pandemics, including the Coronavirus, may prevent or delay the Company’s ability to obtain critical components or manufacture and sell the Company’s products. These disruptions could materially affect the Company’s operations and revenues and profitability could be significantly reduced.
The Company depends on a limited number of suppliers for specific critical components.
The Company depends on a limited number of suppliers for some of its critical components, including diesel, gasoline and alternative fuel engines and cast-iron counterweights used to counterbalance some lift trucks. Some of these critical components are imported and subject to regulation, primarily with respect to customary inspection of such products by the U.S. Customs and Border Protection under the auspices of the U.S. Department of Homeland Security. While most components are available from numerous sources or in quantities sufficient to meet requirements, the Company has experienced shortages of key components for certain products, particularly in 2019, which has affected production levels. The results of operations have been and could be adversely affected if the Company is unable to obtain these critical components, or if the costs of these critical components were to increase significantly, due to regulatory compliance or otherwise, and the Company was unable to pass the cost increases on to its customers.
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
Because the Company conducts transactions in various currencies, including U.S. dollars, euros, Japanese yen, British pounds, Mexican pesos, Australian dollars, Swedish kroner, Brazilian real and Chinese renminbi, lift truck pricing is subject to the effects of fluctuations in the value of these currencies and fluctuations in the related currency exchange rates. As a result, the

Company's sales have historically been affected by, and may continue to be affected by, these fluctuations. In addition, exchange rate movements between currencies in which the Company purchases materials and components and manufactures certain products and the currencies in which the Company sells those products have been affected by and may continue to result in exchange losses that could materially reduce operating margins. Furthermore, the Company's hedging contracts may not fully offset risks from changes in currency exchange rates.
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
Through arrangements with WF and others, dealers and other customers are provided financing for new lift trucks in the United States and in major countries of the world outside of the United States. Through these arrangements, the Company's dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, the Company provides recourse or repurchase obligations such that it would become obligated in the event of default by the dealer or customer. Total amounts subject to these types of obligations were $179.7 million and $192.7 million at December 31, 2019 and 2018, respectively. Generally, the Company maintains a perfected security interest in the assets financed such that, in the event that the Company becomes obligated under the terms of the recourse or repurchase obligations, it may take title to the assets financed. The Company cannot be certain, however, that the security interest will equal or exceed the amount of the recourse or repurchase obligations. In addition, the Company cannot be certain that losses under the terms of the recourse or repurchase obligations will not exceed the reserves that have been set aside in the consolidated financial statements. The Company could incur a charge to earnings if reserves prove to be inadequate, which could have a material adverse effect on results of operations and liquidity for the period in which the charge is taken.
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
The Company is investigating or remediating historical contamination at some current and former sites caused by its operations or those of businesses it acquired. While the Company is not currently aware that any material outstanding claims or obligations exist with regard to these sites, the discovery of additional contamination at these or other sites could result in significant cleanup costs that could have a material adverse effect on the Company's financial condition and results of operations.

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
The Company may be unable to protect its information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network breaches, which have in the past and could in the future disrupt business operations or result in a loss of data confidentiality.
The Company relies on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distributing, invoicing and collection. The Company uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. These technological networks and systems have been and may in the future be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components; power outages; hardware failures; or computer viruses or other types of cyber attacks. In addition, security breaches could result in unauthorized disclosure of confidential information. If these information technology systems suffer severe damage, disruption, breach, or shutdown, and business continuity plans do not effectively resolve the issues in a timely manner, there could be a negative impact on operating results or the Company may suffer financial or reputational damage.
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
The Company has two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock are entitled to cast one vote per share and, as of December 31, 2019, accounted for approximately 25 percent of the voting power of the Company. Holders of Class B common stock are entitled to cast ten votes per share and, as of December 31, 2018, accounted for the remaining voting power of the Company. As of December 31, 2019, certain members of the Company’s extended founding family held approximately 31 percent of the Company’s outstanding Class A common stock and approximately 85 percent of the Company’s outstanding Class B common stock. On the basis of this common stock ownership, certain members of the Company’s extended founding family could have exercised 72 percent of the Company’s total voting power. Although there is no voting agreement among such extended family members, in writing or otherwise, if they were to act in concert, they could control the outcome of director elections and other stockholder votes on significant corporate actions, such as certain amendments to the Company’s certificate of incorporation and sale of the Company or substantially all of its assets. Because certain members of the Company’s extended founding family could prevent other stockholders from exercising significant influence over significant corporate actions, the Company may be a less attractive takeover target, which could adversely affect the market price of its common stock.

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The following table presents the principal assembly, manufacturing, distribution and office facilities that the Company owns or leases:

Segment	Facility Location	Owned/Leased	Function(s)
Lift Truck
Americas	Berea, Kentucky	Owned	Assembly of lift trucks and manufacture of component parts
	Charlotte, North Carolina	Leased	Customer experience and training center
	Cleveland, Ohio	Leased	Global headquarters
	Danville, Illinois	Owned	Americas parts distribution center
	Fairview, Oregon	Owned	Counterbalanced development center for design and testing of lift trucks, prototype equipment and component parts
	Greenville, North Carolina	Owned	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in the Americas; Americas warehouse development center; assembly of lift trucks and manufacture of component parts
	Itu, Brazil	Owned	Assembly of lift trucks and parts distribution center
	Ramos Arizpe, Mexico	Owned	Manufacture of component parts for lift trucks
EMEA	Craigavon, Northern Ireland	Owned	Manufacture of lift trucks and cylinders; frame and mast fabrication for EMEA
	Frimley, Surrey, UK	Leased	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in EMEA
	Irvine, Scotland	Leased	European administrative center
	Masate, Italy	Leased	Assembly of lift trucks; European warehouse development center
	Nijmegen, the Netherlands	Owned	Big trucks development center; manufacture and assembly of big trucks and component parts; European parts distribution center
JAPIC	Fuyang, China	Owned	Manufacture and assembly of lift trucks
	Pune, India	Leased	Engineering design services
	Shanghai, China	Owned	Assembly of lift trucks, sale of parts and marketing operations of China
	Sydney, Australia	Leased	Divisional headquarters and sales and marketing for JAPIC; JAPIC parts distribution center
Bolzoni	Helsinki, Finland	Leased	Manufacture and distribution of Bolzoni products
	Heibei, China	Owned	Manufacture and distribution of Bolzoni products
	Piacenza, Italy	Owned	Bolzoni headquarters; manufacture and distribution of Bolzoni products
	Salzgitter, Germany	Owned	Manufacture and distribution of Bolzoni products
	Sulligent, Alabama	Owned	Manufacture of Bolzoni products and manufacture of component parts for Lift Truck
	Wuxi, China	Owned	Manufacture and distribution of Bolzoni products
Nuvera	Billerica, Massachusetts	Leased	Nuvera research and development laboratory
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

Item 4. MINE SAFETY DISCLOSURES
None.

Item 4A. INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following tables set forth the name, age, current position and principal occupation and employment during the past five years of the Company’s executive officers.

Name	Age	Current Position	Other Positions
Alfred M. Rankin, Jr.	78	Chairman, President and Chief Executive Officer of Hyster-Yale (from prior to 2015), Chairman of HYG (from prior to 2015).
Rajiv K. Prasad	56	President and Chief Executive Officer of Hyster-Yale Group (from January 2020).
Chief Product and Operations Officer of HYG (February 2018 to December 2019), Senior Vice President, Global Product Development, Manufacturing and Supply Chain Strategy of HYG (from prior to 2015 to February 2018).

Gregory J. Breier	54	Vice President, Tax of Hyster-Yale (from May 2015), Vice President, Tax of HYG (from prior to 2015).
Brian K. Frentzko	59	Vice President, Treasurer of Hyster-Yale (from prior to 2015), Vice President, Treasurer of HYG (from prior to 2015).
Stephen J. Karas	50	Vice President, President Asia Pacific (from February 2020)	Vice President, Global Supply Chain of HYG (November 2015 to January 2020), Director of Supply Chain, Americas of HYG (from prior to 2015 to October 2015).
Jennifer M. Langer	46	Vice President, Controller of Hyster-Yale (from prior to 2015), Vice President, Controller of HYG (from prior to 2015).
David M. LeBlanc	55	Vice President, Strategy, Planning and Business Development of HYG (from August 2018).	Group President, International Engineered Support Structures, Valmont Industries, Inc. (an industrial company) (from April 2015 to February 2018).
Charles F. Pascarelli	60	Senior Vice President, President, Americas of HYG (from January 2015)	President, Sales and Marketing, Americas of HYG (from prior to 2015 to January 2015).
Anthony J. Salgado	49	Chief Operating Officer of HYG (from July 2019).
Senior Vice President, JAPIC of HYG (from January 2016 to June 2019), Vice President, Corporate Officer, UniCarriers Corporation (an industrial company) (from prior to 2015 to January 2016), President, UniCarriers Americas Corporation (from prior to 2015 to January 2016).

Harry Sands	68	Senior Vice President, Managing Director, Europe, Middle East and Africa of HYG (from June 2015).	Vice President, Manufacturing EMEA of HYG (from prior to 2015 to June 2015).
Kenneth C. Schilling	60	Senior Vice President and Chief Financial Officer of Hyster-Yale (from prior to 2015), Senior Vice President and Chief Financial Officer of HYG (from prior to 2015).
Patric Schroeter	46	Vice President Finance, JAPIC (from September 2019).
Vice President and CFO Asia-Pacific, KION Group (a materials handling company) (from October 2016 to September 2019), Director, Cost Transformation Asia, Middle-East, Africa and Australia, BT Group (a telecommunications company) (from July 2015 to September 2016), Managing Director, OneAxcess (an advisory and management company) (from prior to 2015 to June 2015).

Gopichand Somayajula	63	Vice President, Global Product Development of HYG (from prior to 2015)
Suzanne S. Taylor	57	Senior Vice President, General Counsel and Secretary of Hyster-Yale (from May 2016), Senior Vice President, General Counsel and Secretary of HYG (from May 2016).
Vice President, Deputy General Counsel and Assistant Secretary of Hyster-Yale (from prior to 2015 to May 2016), Vice President, Deputy General Counsel and Assistant Secretary of HYG (from prior to 2015 to May 2016).

Mark H. Trivett	50	Vice President Finance, Europe, Middle East and Africa of HYG (from prior to 2015).
Raymond C. Ulmer	56	Vice President Finance, Americas of HYG (from prior to 2015).
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
At December 31, 2019, there were approximately 842 Class A common stockholders of record and approximately 847 Class B common stockholders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There have been no issuer purchases of equity securities and no publicly announced repurchase program currently exists.

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2019	2018	2017 (1)	2016	2015
	(In millions, except per share and employee data)
Operating Statement Data:
Revenues	$3,291.8	$3,179.1	$2,885.2	$2,569.7	$2,578.1
Operating profit	$53.9	$38.8	$74.1	$32.9	$103.5
Net income	$36.6	$34.3	$48.9	$42.3	$75.1
Net (income) loss attributable to noncontrolling interest	(0.8)	0.4	(0.3)	0.5	(0.4)
Net income attributable to stockholders	$35.8	$34.7	$48.6	$42.8	$74.7
Basic earnings per share attributable to stockholders	$2.15	$2.10	$2.95	$2.61	$4.58
Diluted earnings per share attributable to stockholders	$2.14	$2.09	$2.94	$2.61	$4.57
Balance Sheet Data at December 31:
Total assets	$1,847.2	$1,742.1	$1,647.9	$1,287.1	$1,095.9
Long-term debt	$204.7	$210.1	$216.2	$82.2	$19.6
Stockholders' equity	$544.3	$527.4	$565.5	$463.8	$460.8
Cash Flow Data:
Provided by (used for) operating activities	$76.7	$67.6	$164.7	$(48.9)	$89.4
Used for investing activities	$(42.0)	$(110.9)	$(47.3)	$(145.1)	$(31.3)
Provided by (used for) financing activities	$(51.6)	$(87.6)	$53.1	$77.9	$(7.1)
Other Data:
Per share data:
Cash dividends	$1.2625	$1.2325	$1.2025	$1.1700	$1.1300
Market value at December 31	$58.96	$61.96	$85.16	$63.77	$52.45
Stockholders' equity at December 31	$32.66	$31.85	$34.35	$28.30	$28.23
Actual shares outstanding at December 31	16.667	16.561	16.462	16.391	16.324
Basic weighted average shares outstanding	16.645	16.540	16.447	16.376	16.307
Diluted weighted average shares outstanding	16.726	16.602	16.514	16.427	16.355
Total employees at December 31(2)	7,900	7,700	6,800	6,500	5,400

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
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

OVERVIEW
Hyster-Yale Materials Handling, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company Hyster-Yale Group, Inc. ("HYG"), is a leading, globally integrated, full-line lift truck manufacturer. The Company offers a broad array of solutions aimed at meeting the specific materials handling needs of its customers, including attachments and hydrogen fuel cell power products, telematics, automation and fleet management services, as well as a variety of other power options for its lift trucks. The Company, through HYG, designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. The materials handling business historically has been cyclical because the rate of orders for lift trucks fluctuates depending on the general level of economic activity in the various industries and countries its customers serve. Lift trucks and component parts are manufactured in the United States, China, Northern Ireland, Mexico, the Netherlands, the Philippines, Italy, Japan, Vietnam and Brazil.

The Company owns a 75% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"). Hyster-Yale Maximal is a Chinese manufacturer of low-intensity and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets. The results of Hyster-Yale Maximal are included in the JAPIC segment since the date of acquisition.

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

In 2019, as part of a plan to expand Bolzoni's capabilities in the United States, Bolzoni's North America attachment manufacturing moved into HYG's Sulligent, Alabama manufacturing facility. As a result, effective January 1, 2019, the Sulligent facility became a Bolzoni facility. Accordingly, the results of the Sulligent facility in 2019 have been included in the Bolzoni segment and the historical results of operations of the Sulligent facility for 2018 and 2017 have been included in the Bolzoni segment.

The Company operates Nuvera Fuel Cells, LLC ("Nuvera"). Nuvera is an alternative-power technology company focused on the design, manufacture and sale of hydrogen fuel-cell stacks and engines.

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
The Company believes the following are critical accounting policies. Certain of these are critical accounting estimates as they require significant judgments and estimates used in the preparation of the consolidated financial statements.
Long-lived assets, goodwill and intangible assets: Net property, plant and equipment, right-of-use ("ROU") assets, goodwill and net intangible assets at December 31, 2019 were $308.5 million, $76.2 million, $106.7 million and $60.1 million, respectively. The Company makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based on a change in the expected use of the asset or performance of the related asset group.
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

Of the $60.1 million of net intangible assets, $16.9 million relates to indefinite-lived trademarks, related to the acquisition of Bolzoni. The primary valuation technique used in estimating the fair value of indefinite-lived intangible assets is the present value of discounted cash flows. Specifically, a relief of royalty rate is applied to estimated sales, with the resulting amounts discounted using an appropriate discount rate of a market participant. The relief of royalty rate is the estimated royalty rate a market participant would pay to acquire the right to market and produce the product. If the resulting discounted cash flows are less than book value of the indefinite-lived intangible asset, an impairment exists and the asset would be adjusted to fair value. Based on impairment testing as of May 1, 2019, no impairment was identified.

Goodwill is tested for impairment annually as of May 1 and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company completed the annual testing of impairment of goodwill as of May 1, 2019 at the reporting unit level for the related goodwill. The Company uses either a qualitative or quantitative analysis to determine whether fair value exceeds carrying value. An estimate of the fair value of the reporting unit is determined through a combination of comparable market values for similar businesses and discounted cash flows. These estimates can change significantly based on such factors as the reporting unit's financial performance, economic

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
Product liabilities: The Company provides for the estimated cost of personal and property damage relating to its products based on a review of historical experience and consideration of any known trends. Reserves are recorded for estimates of the costs for known claims and estimates of the costs of incidents that have occurred but for which a claim has not yet been reported, up to the stop-loss insurance coverage. While the Company engages in extensive product quality reviews and customer education programs, the product liability provision is affected by the number and magnitude of claims of alleged product-related injury and property damage and the cost to defend those claims. In addition, the estimates regarding the magnitude of claims are affected by changes in assumptions regarding medical costs, inflation rates and trends in damages awarded by juries. Changes in the assumptions regarding any one of these factors could result in a change in the estimate of the magnitude of claims. A one percent increase in the estimate of the number of claims or the magnitude of claims would increase the product liability reserve and reduce operating profit by approximately $0.1 million to $0.5 million. Although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change the estimates in the future.
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
Product warranties: The Company provides for the estimated cost of product warranties at the time revenues are recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, the warranty obligation is affected by product failure rates, labor costs and replacement component costs incurred in correcting a product failure. If actual product failure rates, labor costs or replacement component costs differ from the Company's estimates, which are based on historical failure rates and consideration of known trends, revisions to the estimate of the cost to correct product failures would be required. If the estimate of the cost to correct product failures were to increase by one percent over 2019 levels, the reserves for product warranties would increase and additional expense of $0.3 million would be incurred. The Company's past results of operations have not been materially affected by a change in the estimate of product warranties and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change the estimates in the future.
Revenue recognition: Revenue is recognized when obligations under the terms of a contract with the customer are satisfied which occurs when control of products or services are transferred to the customer. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise for the right to payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers. Taxes collected from customers are excluded from revenue. The estimated costs of product warranties are recognized as expense when the products are sold. See Note 16 for further information on product warranties.
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
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the year ended December 31, 2019.

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are reported on the line "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

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

The following illustrates the sensitivity of the net periodic benefit cost and projected benefit obligation to a 1% change in the discount rate or return on plan assets (in millions):

Assumption	Change	Increase (decrease) 2020 net pension expense	Increase (decrease) 2019 projected benefit obligation
Discount rate	1% increase	$(0.2)	$(31.8)
	1% decrease	0.5	36.3
Return on plan assets	1% increase	(2.2)	N/A
	1% decrease	2.2	N/A
A change in life expectancy by one year would result in a $7.7 million change in the 2019 projected benefit obligation.
See Note 10 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of the retirement benefit plans.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

CONSOLIDATED FINANCIAL REVIEW
The following table identifies the components of change for 2019 compared with 2018 by segment:

	Revenues	Gross Profit	Operating Profit	Net Income Attributable to Stockholders
2018	$3,179.1	$497.0	$38.8	$34.7
Increase (decrease) in 2019
Americas	135.8	40.5	13.4	7.7
EMEA	(17.6)	7.7	4.1	2.7
JAPIC	7.6	7.6	0.6	(8.8)
Lift truck business	125.8	55.8	18.1	1.6
Bolzoni	(3.6)	(5.6)	(4.8)	(3.0)
Nuvera	(6.9)	(5.2)	2.0	2.7
Eliminations	(2.6)	(0.2)	(0.2)	(0.2)
2019	$3,291.8	$541.8	$53.9	$35.8

FINANCIAL REVIEW
The segment and geographic results of operations for the Company were as follows for the year ended December 31:

				Favorable / (Unfavorable) % Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Lift truck unit shipments (in thousands)
Americas	59.3	61.1	58.4	(2.9)%	4.6%
EMEA	28.4	30.0	28.9	(5.3)%	3.8%
JAPIC(1)	12.6	10.8	6.1	16.7%	77.0%
	100.3	101.9	93.4	(1.6)%	9.1%
Revenues
Americas	$2,123.3	$1,987.5	$1,834.1	6.8%	8.4%
EMEA	751.2	768.8	715.8	(2.3)%	7.4%
JAPIC(1)	249.7	242.1	173.9	3.1%	39.2%
Lift truck business	3,124.2	2,998.4	2,723.8	4.2%	10.1%
Bolzoni	345.4	349.0	312.5	(1.0)%	11.7%
Nuvera	10.1	17.0	3.7	n.m.	n.m.
Eliminations	(187.9)	(185.3)	(154.8)	n.m.	n.m.
	$3,291.8	$3,179.1	$2,885.2	3.5%	10.2%
Gross profit (loss)
Americas	$354.8	$314.3	$334.6	12.9%	(6.1)%
EMEA	110.5	102.8	95.7	7.5%	7.4%
JAPIC(1)	29.7	22.1	20.2	34.4%	9.4%
Lift truck business	495.0	439.2	450.5	12.7%	(2.5)%
Bolzoni	58.1	63.7	54.8	(8.8)%	16.2%
Nuvera	(11.2)	(6.0)	(2.1)	(86.7)%	(185.7)%
Eliminations	(0.1)	0.1	(0.6)	n.m.	n.m.
	$541.8	$497.0	$502.6	9.0%	(1.1)%

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

				Favorable / (Unfavorable) % Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Selling, general and administrative expenses
Americas	$266.0	$238.9	$225.0	(11.3)%	(6.2)%
EMEA	99.8	96.2	88.9	(3.7)%	(8.2)%
JAPIC(1)	43.6	36.6	26.3	(19.1)%	(39.2)%
Lift truck business	409.4	371.7	340.2	(10.1)%	(9.3)%
Bolzoni	53.4	54.2	48.4	1.5%	(12.0)%
Nuvera	25.1	32.3	39.9	22.3%	19.0%
	$487.9	$458.2	$428.5	(6.5)%	(6.9)%
Operating profit (loss)
Americas	$88.8	$75.4	$109.6	17.8%	(31.2)%
EMEA	10.7	6.6	6.8	62.1%	(2.9)%
JAPIC(1)	(13.9)	(14.5)	(6.1)	4.1%	(137.7)%
Lift truck business	85.6	67.5	110.3	26.8%	(38.8)%
Bolzoni	4.7	9.5	6.4	(50.5)%	48.4%
Nuvera	(36.3)	(38.3)	(42.0)	5.2%	8.8%
Eliminations	(0.1)	0.1	(0.6)	n.m.	n.m.
	$53.9	$38.8	$74.1	38.9%	(47.6)%

Interest expense	$19.8	$16.0	$14.6	(23.8)%	(9.6)%
Other income	$(13.8)	$(13.8)	$(34.3)	—%	(59.8)%
Income before income taxes	$47.9	$36.6	$93.8	30.9%	(61.0)%
Net income (loss) attributable to stockholders
Americas	$61.2	$53.5	$68.4	14.4%	(21.8)%
EMEA	9.0	6.3	5.3	42.9%	18.9%
JAPIC(1)	(11.9)	(3.1)	(1.9)	(283.9)%	(63.2)%
Lift truck business	58.3	56.7	71.8	2.8%	(21.0)%
Bolzoni	2.8	5.8	3.9	(51.7)%	48.7%
Nuvera	(25.2)	(27.9)	(26.7)	9.7%	(4.5)%
Eliminations	(0.1)	0.1	(0.4)	n.m.	n.m.
	$35.8	$34.7	$48.6	3.2%	(28.6)%
Diluted earnings per share	$2.14	$2.09	$2.94	2.4%	(28.9)%
Reported income tax rate	23.6%	6.3%	47.9%
(1) Maximal was acquired on June 1, 2018 and results of operations have been included since the acquisition date.
n.m. - not meaningful

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of December 31, 2019, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	YEAR ENDED	NINE MONTHS ENDED	YEAR ENDED
	December 31, 2019	September 30, 2019	December 31, 2018
Unit backlog, beginning of period	43.9	43.9	33.8
Unit shipments	(100.3)	(75.5)	(101.9)
Unit bookings	97.6	75.0	112.0
Unit backlog, end of period	41.2	43.4	43.9
The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	YEAR ENDED	NINE MONTHS ENDED	YEAR ENDED
	December 31, 2019	September 30, 2019	December 31, 2018
Bookings, approximate sales value	$2,240	$1,690	$2,600
Backlog, approximate sales value	$1,070	$1,130	$1,190
2019 Compared with 2018
The following table identifies the components of change in revenues for 2019 compared with 2018:

Revenues
2018	$3,179.1
Increase (decrease) in 2019 from:
Unit price	115.9
Other	29.6
Maximal revenues	23.9
Parts	6.8
Unit volume and product mix	(0.5)
Bolzoni revenues	(3.6)
Nuvera revenues	(6.9)
Foreign currency	(52.5)
2019	$3,291.8

Revenues increased 3.5% to $3,291.8 million in 2019 from $3,179.1 million in 2018. The increase was mainly due to improved pricing to offset material cost increases and tariffs, increased other revenue related to higher sales of attachments and the acquisition of Hyster-Yale Maximal. These items were partially offset by unfavorable currency movements from the translation of sales into U.S. dollars.

Revenues in the Americas increased in 2019 compared with 2018 primarily as a result of improved pricing, increased other revenue related to higher sales of attachments and higher parts sales. The higher pricing was implemented to offset material cost increases and tariffs.

EMEA's revenues decreased mainly as a result of unfavorable currency movements of $40.8 million from the translation of sales into U.S. dollars, partially offset by improved pricing and increased shipments of higher-priced lift trucks.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

Revenues in JAPIC increased primarily as a result of a full year of Hyster-Yale Maximal revenues during 2019 and only seven months subsequent to the acquisition date in 2018. This was partially offset by unfavorable foreign currency movements of $6.3 million from the translation of sales into U.S. dollars.

The decrease in Bolzoni's revenues was mainly due to unfavorable foreign currency movements of $10.7 million from the translation of sales into U.S. dollars, partially offset by higher volume.

Nuvera's revenues decreased in 2019 compared to 2018 primarily as a result of revenue recognized in the fourth quarter of 2018 which had previously been deferred related to battery box replacement ("BBRs"). For periods prior to the fourth quarter of 2018, Nuvera deferred revenue on its BBRs because of an inability to estimate future costs, including warranty. The Company established a warranty reserve and began recognizing revenue in the fourth quarter of 2018. The decrease was partially offset by an increase in development funding received associated with third-party development agreements.
The following table identifies the components of change in operating profit for 2019 compared with 2018:

Operating Profit
2018	$38.8
Increase (decrease) in 2019 from:
Lift truck gross profit	55.6
Lift truck selling, general and administrative expenses	(37.7)
Nuvera operations	2.0
Bolzoni operations	(4.8)
2019	$53.9

The Company recognized operating profit of $53.9 million in 2019 compared with $38.8 million in 2018. The increase in operating profit was mainly due to higher lift truck gross profit partially offset by higher lift truck selling, general and administrative expenses.

Operating profit in the Americas increased in 2019 compared with 2018 primarily as a result of higher gross profit partially offset by higher selling, general and administrative expenses. The increase in gross profit was mainly attributable to improved pricing. These increases were offset by unfavorable foreign currency movements, higher material cost from aluminum and steel tariffs, partially offset by $11.8 million of favorable retroactive tariff exclusion adjustments for direct imports and from suppliers for certain components imported from China, higher manufacturing costs, a shift in sales to lower-margin trucks and lower unit sales volume. Selling, general and administrative expenses increased mainly from higher sales and product development costs to support the Company's strategic initiatives, increased employee-related expenses and higher product liability expense, partially offset by the absence of Maximal acquisition-related costs incurred in 2018.

EMEA's operating profit increased in 2019 compared with 2018 primarily as a result of higher gross profit due to price increases, net of higher material costs. The increase was partially offset by higher selling, general and administrative expenses primarily to support the business and its strategic initiatives and unfavorable foreign currency movements.

The operating loss in JAPIC decreased slightly mainly due to a full year of Hyster-Yale Maximal gross profit during 2019 compared with only seven months subsequent to the acquisition date in 2018, which included $4.0 million of unfavorable one-time purchase accounting adjustments made in the third quarter of 2018 associated with the acquisition.

Bolzoni's operating profit decreased mainly as a result of $2.5 million of restructuring costs in 2019 related to the transfer of Bolzoni's North America attachment manufacturing to Sulligent, Alabama and unfavorable foreign currency movements. The restructuring costs include plant rearrangement, changes to information technology infrastructure and severance expenses.

Nuvera's operating loss decreased compared with the prior year mainly as a result of increased product development funding received from third-parties.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

The Company recognized net income attributable to stockholders of $35.8 million in 2019 compared with $34.7 million in 2018. The increase was primarily the result of higher operating profit and favorable mark-to-market adjustments on an equity investment in a third-party. These items were partially offset by the absence of favorable tax adjustments related to the Tax Reform Act in 2018 and higher interest expense from higher borrowing levels during 2019 compared with 2018. See "Financial Review - Income Taxes" and Note 7 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of income taxes.
2018 Compared with 2017
The following table identifies the components of change in revenues for 2018 compared with 2017:

Revenues
2017	$2,885.2
Increase in 2018 from:
Unit volume and product mix	94.6
Maximal revenues	48.9
Parts	36.2
Unit price	35.4
Foreign currency	29.5
Bolzoni revenues	36.5
Other	(0.5)
Nuvera revenues	13.3
2018	$3,179.1

Revenues increased 10.2% to $3,179.1 million in 2018 from $2,885.2 million in 2017. The increase was mainly due to higher unit and parts volume, favorable currency movements and improved pricing to offset material cost increases in the lift truck business. In addition, the acquisition of Maximal and increased Bolzoni revenues also contributed to the improvement in revenues.

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

Bolzoni's revenues increased mainly as a result of higher volume in the Americas and EMEA market and favorable foreign currency movements of $10.2 million.

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

The Company recognized net income attributable to stockholders of $34.7 million in 2018 compared with $48.6 million in 2017. The decrease was primarily the result of lower operating profit, the effect of the favorable HYGFS equity income in 2017 related to the Tax Reform Act and unfavorable mark-to-market adjustments on an equity investment in a third-party. This decrease was partially offset by changes in discrete tax adjustments in the 2018 compared with 2017. See "Financial Review - Income Taxes" and Note 7 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of income taxes.

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
On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, repealing the deduction for domestic production activities, allowing the immediate expensing of certain qualified capital expenditures, implementing a territorial tax system and imposing a one-time transition tax on certain unremitted earnings of non-U.S. subsidiaries. As a result of the Tax Reform Act in 2017, the Company recorded provisional tax effects of $38.2 million, comprised of $33.1 million of tax expense due to the transition tax on the unremitted earnings and profits of non-U.S. subsidiaries and $5.1 million of tax expense due to the effects on the Company’s deferred tax assets and liabilities as of December 31, 2017. The Company has since finalized its calculation of earnings and profits, including the amounts held in cash or other specified assets and its calculation of available foreign tax credits consistent with the additional regulatory guidance issued during 2018 and 2019, resulting in a reduction in tax expense of $4.4 million and an increase in tax expense of $0.1 million in 2018 and 2019, respectively.
After the utilization of existing tax credits, the Company will pay cash taxes, including state income taxes, of $17.7 million with respect to the transition tax payable over an installment period of eight years beginning in 2018. During 2019, the Company provided for the anticipated withholding taxes on unremitted non-U.S. earnings for which no reinvestment plan has been identified and that may be repatriated in the foreseeable future. As such, the Company has provided a deferred tax liability with respect to these earnings of $1.7 million at December 31, 2019.
A reconciliation of the consolidated federal statutory and reported income tax is as follows for the years ended December 31:

	2019	2018	2017
Income before income taxes	$47.9	$36.6	$93.8
Statutory taxes at 21% (35% in 2017)	$10.1	$7.7	$32.8
Permanent adjustments:
Federal income tax credits	(2.8)	(2.9)	(1.6)
Non-U.S. rate differences	(0.9)	(2.3)	(7.8)
Equity interest earnings	(1.5)	(1.7)	(8.1)
State income taxes	(0.2)	0.6	1.1
Valuation allowance	0.5	3.0	3.4
Global intangible low-taxed income	1.6	1.2	—
Base-erosion and anti-abuse tax	1.4	—	—
Other	3.1	1.0	(0.2)
	$1.2	$(1.1)	$(13.2)

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

	2019	2018	2017
Discrete items:
Tax Reform Act	0.1	(4.4)	38.2
Provision to return adjustments	(1.0)	(0.6)	0.6
Valuation allowance	0.3	—	(3.3)
Sale of non-U.S. investment	—	—	(9.1)
Other	0.6	0.7	(1.1)
	$—	$(4.3)	$25.3
Income tax provision	$11.3	$2.3	$44.9
Reported income tax rate	23.6%	6.3%	47.9%
The Company's effective income tax rate differs from the U.S. federal statutory tax rate primarily as a result of federal research and energy credits, income taxed in non-U.S. jurisdictions, equity interest earnings, global intangible low-taxed income, base-erosion and anti-abuse tax and changes in valuation allowances primarily in non-U.S. jurisdictions. Other permanent adjustments include non-deductible compensation and anticipated withholding tax on unremitted non-U.S. earnings.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2019	2018	Change
Operating activities:
Net income	$36.6	$34.3	$2.3
Depreciation and amortization	43.3	44.0	(0.7)
Stock-based compensation	8.2	5.7	2.5
Dividends from unconsolidated affiliates	5.1	22.2	(17.1)
Other	10.1	(2.4)	12.5
Working capital changes, excluding the effect of business acquisitions	(26.6)	(36.2)	9.6
Net cash provided by operating activities	76.7	67.6	9.1

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

	2019	2018	Change
Investing activities:
Expenditures for property, plant and equipment	(49.7)	(38.8)	(10.9)
Proceeds from the sale of property, plant and equipment	7.7	5.9	1.8
Business acquisitions, net of cash acquired	—	(78.0)	78.0
Net cash used for investing activities	(42.0)	(110.9)	68.9

Cash flow before financing activities	$34.7	$(43.3)	$78.0

Net cash provided by operating activities increased $9.1 million in 2019 compared with 2018, primarily as a result of the change in other operating activities, as the Company resolved insurance matters for cash settlements in the fourth quarter of 2019, in addition to working capital changes and higher net income. In addition, 2018 includes dividends from HYGFS resulting from a one-time benefit associated with the Tax Reform Act.

The change in net cash used for investing activities during 2019 compared with 2018 is mainly the result of the acquisition of Maximal in the second quarter of 2018.

	2019	2018	Change
Financing Activities:
Net reduction of long-term debt and revolving credit agreements	$(29.8)	$(65.7)	$35.9
Cash dividends paid	(21.0)	(20.4)	(0.6)
Financing fees paid	(0.4)	(0.6)	0.2
Other	(0.4)	(0.9)	0.5
Net cash used for financing activities	$(51.6)	$(87.6)	$36.0

The change in net cash used for financing activities of $36.0 million in 2019 compared with 2018 was primarily related to the repayment of debt at Hyster-Yale Maximal in 2018.
Financing Activities

The Company has a $240.0 million secured, floating-rate revolving credit facility (the "Facility") that expires in April 2022. There were $0.3 million of borrowings outstanding under the Facility at December 31, 2019. The availability under the Facility at December 31, 2019 was $234.7 million, which reflects reductions of $5.0 million for letters of credit and other restrictions. As of December 31, 2019, the Facility consisted of a U.S. revolving credit facility of $150.0 million and a non-U.S. revolving credit facility of $90.0 million. The obligations under the Facility are generally secured by a first lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory (the "Facility Collateral") and a second lien on the Term Loan Collateral (defined below). The approximate book value of assets held as collateral under the Facility was $900 million as of December 31, 2019.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, as of December 31, 2019, for U.S. base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margin, as of December 31, 2019, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable interest rates for borrowings outstanding under the Facility on December 31, 2019 was 1.50%. The Facility also required the payment of a fee of 0.250% per annum on the unused commitment as of December 31, 2019.

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
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

pro forma basis, the Company may pay dividends without any minimum Fixed Charge Coverage Ratio requirement. The Facility also requires the Company to achieve a minimum Fixed Charge Coverage Ratio in certain circumstances in which total excess availability is less than 10% of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than 10% of the U.S. revolver commitments, as defined in the Facility. At December 31, 2019, the Company was in compliance with the covenants in the Facility.

The Company also has a $200.0 million term loan (the "Term Loan"), which matures in May 2023. The Term Loan requires quarterly principal payments on the last business day of each March, June, September and December in an amount equal to $2.5 million. The final principal repayment is due on May 30, 2023. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At December 31, 2019, there was $175.0 million of principle outstanding under the Term Loan which has been reduced in the consolidated balance sheet by $2.8 million of discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property (collectively, the "Term Loan Collateral") and a second priority lien on the Facility Collateral. The approximate book value of assets held as collateral under the Term Loan was $600 million as of December 31, 2019.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin, as provided in the Term Loan, is 2.25% for U.S. base rate loans and 3.25% for Eurodollar loans. The interest rate on the amount outstanding under the Term Loan at December 31, 2019 was 5.05%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds. The Term Loan limits the payment of regularly scheduled dividends and other restricted payments to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 1.75 to 1.00 at the time of the payment. At December 31, 2019, the Company was in compliance with the covenants in the Term Loan.

The Company incurred fees and expenses of $0.4 million, $0.6 million and $4.7 million in 2019, 2018 and 2017, respectively. These fees related to amending the Facility and entry into and amending the Term Loan. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.

The Company had other debt outstanding, excluding finance leases, of approximately $93.5 million at December 31, 2019. In addition to the excess availability under the Facility, the Company had remaining availability of $18.2 million related to other non-U.S. revolving credit agreements.

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
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

Contractual Obligations, Contingent Liabilities and Commitments
Following is a table summarizing the contractual obligations as of December 31, 2019:

	Payments Due by Period
Contractual Obligations	Total	2020	2021	2022	2023	2024	Thereafter
Term Loan	$175.0	$10.0	$10.0	$10.0	$145.0	$—	$—
Variable interest payments on Term Loan	27.9	9.0	8.2	7.7	3.0	—	—
Revolving credit agreements	7.7	7.7	—	—	—	—	—
Variable interest payments on revolving credit agreements	0.1	0.1	—	—	—	—	—
Other debt	86.1	57.0	23.7	5.4	—	—	—
Variable interest payments on other debt	2.1	1.6	0.5	—	—	—	—
Finance lease obligations including principal and interest	21.8	9.0	6.2	3.2	2.3	1.0	0.1
Operating leases	96.9	21.2	16.8	13.7	10.4	7.6	27.2
Tax Reform Act transition tax liability	13.1	—	1.2	1.4	2.6	3.5	4.4
Purchase and other obligations	624.8	614.4	3.5	3.2	3.7	—	—
Total contractual cash obligations	$1,055.5	$730.0	$70.1	$44.6	$167.0	$12.1	$31.7

After the utilization of existing tax credits, the Company will pay total cash taxes, including state income taxes, of $17.7 million with respect to the transition tax payable over an installment period of eight years, beginning in 2018. During 2019, the Company has provided for the anticipated withholding taxes on unremitted non-U.S. earnings for which no reinvestment plan has been identified and that may be repatriated in the foreseeable future. As such, the Company has provided a deferred tax liability with respect to these earnings of $1.7 million at December 31, 2019.
The Company has a long-term liability of approximately $19.6 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2019. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of the Company's audits.
An event of default, as defined in the agreements governing the Facility, the Term Loan, other debt agreements, and in operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated under these agreements.
The Company's interest payments are calculated based upon the anticipated payment schedule and the December 31, 2019 applicable rates and applicable margins as described in the Facility and other debt agreements. A 1/8% increase in the LIBOR rate would increase the Company's estimated total interest payments on debt by $0.2 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.

Pension funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company's funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. The Company expects to contribute approximately $0.4 million and $3.2 million to its U.S. and non-U.S. pension plans, respectively, in 2020.

In addition, the Company has recourse and repurchase obligations with a maximum undiscounted potential liability of $179.7 million at December 31, 2019. Recourse and repurchase obligations primarily represent contingent liabilities assumed by the Company to support financing agreements made between the Company's customers and third-party finance companies for the customer’s purchase of lift trucks from the Company. For these transactions, the Company or a third-party finance company retains a perfected security interest in the lift truck, such that the Company would take possession of the lift truck in the event it would become liable under the terms of the recourse and repurchase obligations. Generally, these commitments are due

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
The amount of the recourse or repurchase obligations changes over time as obligations under existing arrangements expire and new obligations arise in the ordinary course of business. Losses anticipated under the terms of the recourse or repurchase obligations were not significant at December 31, 2019 and reserves have been provided for such losses in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. See also “Related Party Transactions” below.
Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Planned 2020	Actual 2019	Actual 2018
Lift truck business	$63.6	$37.8	$31.8
Bolzoni	11.4	5.6	4.2
Nuvera	11.1	6.3	2.8
	$86.1	$49.7	$38.8
Planned expenditures in 2020 are primarily for product development and tooling, improvements to information technology infrastructure, improvements at manufacturing locations and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.
Capital Structure

	December 31
	2019	2018	Change
Cash and cash equivalents	$64.6	$83.7	$(19.1)
Other net tangible assets	632.6	601.3	31.3
Intangible assets	60.1	67.7	(7.6)
Goodwill	106.7	108.3	(1.6)
Net assets	864.0	861.0	3.0
Total debt	(287.0)	(301.5)	14.5
Total equity	$577.0	$559.5	$17.5
Debt to total capitalization	33%	35%	(2)%
RELATED PARTY TRANSACTIONS
See Note 19 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of related party transactions.

INVESTOR PERSPECTIVE

The Company is currently undertaking the largest set of programs in its history. These programs are expected to have a transformational impact on the Company’s competitiveness, market position and economic performance over the next three to four years.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

For some time, the Company has been focused on six core strategies:
1.Provide the lowest cost of ownership while enhancing productivity for customers.
2.Be the leader in the delivery of industry- and customer-focused solutions.
3.Be the leader in independent distribution.
4.Grow in emerging markets.
5.Be the leader in the attachments business.
6.Be a leader in fuel cells and their applications.

The projects required to execute fully on these strategies have been, in general, initiated over the last several years and many are now moving toward completion. Further, many of the projects supporting these strategies are inter-related and succeeding in one will foster success in others. In total, these projects have required, and continue to require, significant up-front expense and capital expenditure investment. The various projects cover a broad range of the Company's activities, including product development, supply chain, IT, manufacturing, sales and marketing for each of the Company’s three major businesses: Lift Truck, Bolzoni and Nuvera.

Since 2017, these investments, both expense and capital, have increased significantly. Further increased investments are expected to continue to be made, with capital expenditures expected to be substantially higher in 2020 than in 2019. The return from these investments is expected to increase over the next three to four years. In this context, Lift Truck's operating profit is expected to improve significantly in 2020 over 2019. Results in the first half of the year are expected to be higher than the first half of 2019, with further, substantial improvement expected in the second half of the year compared with both the second half of 2019 and the first half of 2020. Further improved results are expected with significant increases through 2023. Lift Truck's objective is to achieve its target of 7% operating profit margin in this period assuming reasonable market conditions continue. Likewise, Bolzoni’s operating profit is expected to increase in 2020, primarily as a result of the absence of $2.5 million of restructuring charges for its Americas operations, with further improvements in the following years, leading to achievement of a 7% operating profit margin target. Nuvera’s results are expected to improve in 2020 over 2019, with shipments expected to ramp up throughout the second half of 2020. Results are expected to improve significantly at Nuvera over the 2021 to 2023 time period. At each of these three businesses, the investments being undertaken are expected to lead to increased operating profit through higher volumes, decreased product costs and improved pricing, partially offset by a higher level of operating expense in future years. Overall, consolidated operating profit and net income in 2020 are expected to increase substantially over 2019.

At Lift Truck, product programs are expected to lay the groundwork for enhanced market position by providing lower cost of ownership and enhanced productivity for the Company’s customers. At the core of these programs is a new set of modular and scalable product families covering both internal combustion engine and electric trucks, which will provide customers with enhanced flexibility for meeting their application needs combined with the benefit of lowest total cost of ownership. The introduction of the first of these products is expected in the second half of 2020 with the launch of a new range of counterbalanced trucks. This range will be expanded comprehensively to include larger counterbalanced capacities, Big Trucks and warehouse trucks. A further major initiative in product offerings will come from the introduction of trucks manufactured by Hyster-Yale Maximal in China. A line of trucks from Hyster-Yale Maximal has been designed to provide high quality and reliable, lower-intensity trucks for global markets and standard trucks for the Chinese market. These trucks are being progressively launched globally under the Hyster® UT and Yale® UX brands to serve lower-intensity customer applications. The launch began in the JAPIC, Brazil and Latin America markets during the 2019 fourth quarter and is expected to expand over the course of 2020 to all countries. In addition, Lift Truck’s partner in India is expected to increase local production of larger trucks. In 2019, a new end rider and a new automated Reach Truck were launched in the North America market, and a range of new lower-cost Class 3 lift trucks, including walkie and stacker global products, were launched in certain markets. All of these new products are expected to have a significant impact on results in 2020. In early 2020, Lift Truck launched a new 3- to 5-ton integrated lithium-ion engine lift truck with numerous ergonomic benefits for the Americas and EMEA markets, and it expects to launch a 7- to 9-ton version later in the year. In addition, the Company expects to launch a newer-model Reach Truck for the Americas market late in the first quarter of 2020. To further enhance productivity for customers, Lift Truck is continuing to develop automation solutions for warehouse trucks, initially in combination with industry partners. Some of these products are already in the market today, but new solutions and customers are expected to be developed progressively over the next several years. Lift Truck continues to expand sales of telemetry products, and new generations of lift trucks will offer a fully integrated telematics solution. Finally, Lift Truck anticipates introducing new fuel

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

cell BBRs for Class 1, 2 and 3 forklift trucks over the next few years, beginning with the first model in the second quarter of 2020, that are expected over time to move the fuel cell BBR business to break-even.

The introduction of these new products will lead to significant changes in supply chain sourcing and in the Company’s various manufacturing facilities around the world. Consolidated component volume sourced globally from reliable partners is expected to reduce costs and improve quality as these new products are brought to market over the next few years. Lift Truck’s largest manufacturing facilities in Berea, Craigavon and Greenville are undergoing significant changes and are expected to have reduced costs and improved productivity while most other plants will see more modest changes. China production activities are expected to be consolidated at the Hyster-Yale Maximal facility. The first phase of this transition occurred during the 2019 fourth quarter, and the second phase is expected to be completed by the end of 2020.

Lift Truck currently has over 400 different forklift models in its range, including Hyster-Yale Maximal models, which are reinforced by its capability to customize these trucks to meet specific customer needs. The modular nature of the new products being introduced will enhance the Company's ability to meet customer needs at lowest cost and in more detail, both at the industry level and at the individual customer level. To achieve the full expected benefit from these programs, the Company continues to make substantial expense investments in its sales and marketing organizations to realign teams around industry groupings, with spending on this program almost at mature levels. Within marketing, industry-focused resources have been added to develop industry strategies. The higher-priority industry strategies have been completed for North America and Europe. Most of the strategies were completed for all countries, or groups of countries, during 2019 but will mature and be enhanced over future years. To support execution of these industry strategies, Lift Truck has invested in additional industry-focused sales capabilities to support its dealers. This industry-focused structure has been highly successful in its National Account direct sales program and is now being deployed with the new dealer support teams. These investments are largely in place in North America, and to a lesser degree in EMEA. Additional sales capabilities are expected to be added in other areas around the world over the next year, while the Company will look to reduce costs in other areas to contain spending. In total, the Company believes that these projects will put it in a position to be a leader in the delivery of industry- and customer-focused solutions worldwide.

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

Bolzoni is also pursuing very aggressive projects to expand its global market position. These projects include strengthening Bolzoni’s ability to serve the North America market by having responsibility for the Sulligent plant, where it is now manufacturing attachments and continuing the plant’s support of Lift Truck through the supply of cylinders and various other components. In 2019, Bolzoni phased out production at its Homewood, Illinois facility and completed the shift of manufacturing to Sulligent. Bolzoni is still maintaining a distribution center and certain other operations in Homewood. This restructuring was completed in 2019, and Bolzoni does not anticipate any further restructuring-related costs in 2020.

There is a large opportunity for market share growth in the Americas market for attachments. To help capture this, Bolzoni plans to introduce a broader range of locally produced attachments with shorter lead times to serve its customer base. Bolzoni also is in the process of increasing its sales, marketing and product support capabilities in North America, and is establishing a small assembly function in Brazil to serve the Latin America market. In addition, it has developed a standard product line sourced from one of its factories in China to supplement its premium line. Further, Bolzoni has plans to continue to expand this standard product line. Bolzoni’s current outstanding premium line of products coupled with these standard products and an industry-focused strategy are expected to give Bolzoni the ability to increase its sales significantly in the Americas, JAPIC and EMEA regions. These new programs are expected to increase Bolzoni’s market position and profitability, especially over the next two to three years.

Nuvera is approaching the point where it will move from being a venture business focused on commercializing leading technology to a product-based company serving not only the forklift truck market, but also heavy-duty applications, such as

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

buses and trucks and applications in the automotive sector, with an expanding line of developed products. Nuvera expects its core technology to move to a new generation of fuel cell stack design over the next year with broad application in each of these markets. It successfully certified its first 45kW engine for China in 2019 and the vehicle certification is in process. Nuvera is focused on continuously improving the quality and cost of its fuel cell engines. These performance and cost factors are expected to reach target objectives over the next two years. With the transfer of the responsibility for development of non-fuel-cell engine components and the overall assembly of Class 1 and Class 2 BBRs to Lift Truck during 2019, Nuvera is now focused entirely on fuel cell stacks and engines. To improve its cost base, Nuvera continues to work on standardizing its products, developing low-cost suppliers and automating various elements of stack production. Robotic stack assembly lines have been in development for some time, and Nuvera brought the first online during the fourth quarter of 2019. In overview, Nuvera’s objective is to reduce its loss in 2020 and to achieve break-even in the near to medium term. In the long term, Nuvera is expected to contribute substantially to the Company's overall earnings.

In summary, the Company believes it is at an inflection point in its business. Results in 2019 reflected continued investment in the Company's strategic programs and progress on their implementation. In 2020, the Company expects the maturation of these investments to begin, and as a result, 2020 operating profit and net income are expected to increase significantly over 2019. Efforts to abate the most severe shortages from key suppliers in the United States have now been successful, and the supplier shortages that occurred during 2019 were generally resolved by the end of the year, with some modest lingering effects in the first quarter of 2020. The status of tariffs has been changing continuously and, although the Company is still experiencing significant additional costs from both the Section 232 and Section 301 tariffs, the Section 301 tariffs have been abated somewhat by government-granted exclusions and partly offset by the Company’s supply chain group securing alternative non-Chinese suppliers and negotiating price reductions.

For the 2020 full year, consolidated cash flow before financing activities is expected to increase significantly over 2019.

In 2020 and 2021, a considerable portion of the new projects outlined above are expected to have reached completion for all three companies and the Company believes the full impact of these programs can lead to profitability improvements for a number of years to come. The remainder of the programs are expected to reach maturity mainly in 2022 and 2023, although a few, particularly those involving dealer structure and excellence, are more in the nature of continuous improvement projects rather than projects which reach maturity at a given time. Of course, the absolute level of profitability will reflect actual market demand levels, which showed some softening in 2019, particularly in EMEA. While markets are still at robust levels, the market appears to be in a downturn, which is currently projected to be moderate and of limited duration. As a result, in 2020, the Company is currently forecasting strong but lower forklift market levels in all geographic segments. The Company continues to forecast a resolution to the Brexit transition in a way that does not significantly harm its business prospects.

The effects of the Coronavirus epidemic continue to evolve daily, and there is much uncertainty with regard to the ramifications of this situation. Currently, as a result of the extended Chinese New Year and government mandates associated with containing the Coronavirus epidemic in China, the startup of production at the Company's Chinese facilities has been delayed, but is expected to ramp up over the next few weeks. However, this timing is contingent on the appropriate utilities, transportation and other support services being in place, as well as the availability of components from suppliers. Further, the impact and the spread of the virus, which is not predictable at this time, may affect the Company's operations in other areas of the world, including Italy. The Company will continue to monitor the global Coronavirus situation, and its effect on the Company's businesses, and it will take further action as necessary to maintain the health and safety of its global employees and partners, and to address any production and supply chain issues which may emerge.

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
FORWARD-LOOKING STATEMENTS
The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, (2) delays in delivery or increases in costs, including transportation costs, the imposition of tariffs, or the renewal of tariff exclusions, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (3) delays in manufacturing and delivery schedules, (4) the successful commercialization of Nuvera's technology, (5) customer acceptance of pricing, (6) the political and economic uncertainties in the countries where the Company does business, (7) the ability of dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (8) exchange rate fluctuations and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (9) bankruptcy of or loss of major dealers, retail customers or suppliers, (10) customer acceptance of, changes in the costs of, or delays in the development of new products, (11) introduction of new products by, or more favorable product pricing offered by, competitors, (12) product liability or other litigation, warranty claims or returns of products, (13) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (14) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (15) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation, the United Kingdom's exit from the European Union, the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, and (16) unfavorable effects of the Coronavirus on either the Company's or its suppliers plants' capabilities to produce and ship products if the epidemic spreads or quarantines are extended.

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
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's interest rate swap agreements was a net liability of $2.1 million at December 31, 2019. A hypothetical 10% decrease in interest rates would cause a decrease in the fair value of interest rate swap agreements and the resulting fair value would be a liability of $2.6 million.
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
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)

trading purposes. These contracts generally mature within 36 months and require the companies to buy or sell euros, U.S. dollars, Japanese yen, British pounds, Mexican pesos, Australian dollars, Swedish kroner, Brazilian real and Chinese renminbi for its functional currency at rates agreed to at the inception of the contracts. The fair value of these contracts was a net liability of $19.8 million at December 31, 2019. See also Note 9 to the Consolidated Financial Statements in this Annual Report on Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at December 31, 2019, the fair value of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would be decreased by $6.6 million compared with the fair value at December 31, 2019. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the revaluation of the underlying receivables and payables.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Annual Report on Form 10-K and is hereby incorporated herein by reference to such information.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2019.

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
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019. The Company's effectiveness of internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in internal control: During the fourth quarter of 2019, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.
PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 of Part III will be included in the 2020 Proxy Statement, which information is incorporated herein by reference.

Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K as Item 4A of Part I as permitted by the Instruction to Item 401 of Regulation S-K.
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

Item 11. EXECUTIVE COMPENSATION
Information required by this Item 11 of Part III will be included in the 2020 Proxy Statement, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 of Part III will be included in the 2020 Proxy Statement, which information is incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2019 with respect to our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Class A Shares:	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	N/A	409,063
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	409,063
Class B Shares:
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	—

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 of Part III will be included in the 2020 Proxy Statement, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 of Part III will be included in the 2020 Proxy Statement, which information is incorporated herein by reference.

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

4.3	Description of Securities is attached hereto.
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

10.10
Eighth Amendment to Stockholders' Agreement, dated as of October 30, 2018, by and among the Depository, Hyster-Yale Materials Handling, Inc., the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale Materials Handling, Inc. and the Participating Stockholders is incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K, filed by the Company on February 26, 2019, Commission File Number 000-54799.

10.11
Ninth Amendment to Stockholders' Agreement, dated as of December 5, 2019, by and among the Depository, Hyster-Yale Materials Handling, Inc., the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale Materials Handling, Inc. and the Participating Stockholders is incorporated by reference to Exhibit 28 filed with Amendment No. 8 to the Statement on Schedule 13D, filed by the reporting persons named therein on February 13, 2020, Commission File Number 005-38001.

10.12*
The Hyster-Yale Group, Inc. Executive Excess Retirement Plan (Effective as of January 1, 2016) is incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K, filed by the Company on February 28, 2017, Commission File Number 000-54799.

10.13*
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

10.17*	Hyster-Yale Materials Handling, Inc. Non-Employee Directors' Equity Compensation Plan (Amended and Restated Effective May 17, 2019) is attached hereto.
10.18*	Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2020) is attached hereto.
10.19*
The Hyster-Yale Group, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2016) is incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K, filed by the Company on February 28, 2017, Commission File Number 000-54799.

10.20*
Amendment No. 1 to the Hyster-Yale Group, Inc. Unfunded Benefit Plan (As Amended and Restated as of January 1, 2016) is incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K, filed by the Company on February 26, 2019, Commission File Number 000-54799.

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

10.24*
Amendment No. 1 to the Hyster-Yale Group, Inc. Excess Retirement Plan (As Amended and Restated as of January 1, 2016) is incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K, filed by the Company on February 26, 2019, Commission File Number 000-54799.

10.25*
Consulting Agreement, dated November 24, 2019, by and between Hyster-Yale Group, Inc. and Colin Wilson is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated November 26, 2019, Commission File Number 000-54799.

10.26
Equity joint venture contract, dated November 27, 1997, between Shanghai Perfect Jinqiao United Development Company Ltd., People’s Republic of China, NACCO Materials Handling Group, Inc., USA, and Sumitomo-Yale Company Ltd., Japan is incorporated by reference to Exhibit 10.3 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.27
Third Amended and Restated Joint Venture and Shareholders Agreement between Wells Fargo Financial Leasing, Inc. and Hyster-Yale Group, Inc., dated September 17, 2018 is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, Commission File Number 000-54799.

10.28
A$ Facility Agreement, dated November 22, 2000, between GE Capital Australia and National Fleet Network Pty Limited is incorporated by reference to Exhibit 10.12 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.29
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

10.32
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

10.33
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

10.34
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

10.35
Third Amendment to Amended and Restated Loan, Security and Guaranty Agreement, dated as of April 3, 2019, among Hyster-Yale Materials Handling, Inc., Hyster-Yale Group, Inc., and Bolzoni Auramo, Inc. as U.S. Borrowers, Hyster-Yale Nederland B.V., Hyster-Yale International B.V., Hyster-Yale Holding B.V. and Bolzoni Capital Holding B.V., as Dutch Borrowers, Hyster-Yale UK Limited and Bolzoni Capital UK Limited, as UK Borrowers, any other Borrowers party thereto from time to time and certain Persons party thereto from time to time as Guarantors, certain financial institutions, as Lenders, Bank of America, N.A., as Administrative Agent and Security Trustee is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, Commission File Number 000-54799.

10.36
Term Loan Credit Agreement dated as of May 30, 2017 among Hyster-Yale Group, Inc. as the Borrower, Hyster-Yale Materials Handling, Inc., Bank of America, N.A., as Administrative Agent is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Commission File Number 000-54799.

10.37
First Amendment to Term Loan Credit Agreement, dated as of March 14, 2018, by and among Hyster-Yale Group, Inc., as the Borrower, Hyster-Yale Materials Handling, Inc. and Bank of America, N.A., as Administrative Agent is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, Commission File Number 000-54799.

10.38
Commitment Agreement for the Purchase and Sale of Real Estate and Other Covenants, dated May 23, 2013, by and between NACCO Materials Handling Group Brasil Ltda. and Synergy Empreendimentos E Participacoes Ltda. is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, Commission File Number 000-54799.

10.39
Amendment to the Commitment Agreement for the Purchase and Sale of Real Estate and Other Covenants, dated May 23, 2013, by and between NACCO Materials Handling Group Brasil Ltda. and Synergy Empreendimentos E Participacoes Ltda. is incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, Commission File Number 000-54799.

10.40
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

10.41
Equity Transfer Agreement, dated December 6, 2017, by and between KNSN Pipe & Pile Company Limited and Hyster-Yale Acquisition Holding LTD Regarding Zhejiang Maximal Forklift Co., LTD. is incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K, filed by the Company on February 27, 2018, Commission File Number 000-54799.

(21) Subsidiaries.

21.1	A list of the subsidiaries of the Company is attached hereto.
(23) Consents of experts and counsel.

23.1	Consent of Ernst & Young LLP.
(24) Powers of Attorney.

24.1	A copy of a power of attorney for James B. Bemowski is attached hereto.
24.2	A copy of a power of attorney for John C. Butler Jr. is attached hereto.
24.3	A copy of a power of attorney for Carolyn Corvi is attached hereto.
24.4	A copy of a power of attorney for John P. Jumper is attached hereto.
24.5	A copy of a power of attorney for Dennis W. LaBarre is attached hereto.
24.6	A copy of a power of attorney for H. Vincent Poor is attached hereto.
24.7	A copy of a power of attorney for Claiborne R. Rankin is attached hereto.
24.8	A copy of a power of attorney for Britton T. Taplin is attached hereto.
24.9	A copy of a power of attorney for David B. H. Williams is attached hereto.
24.10	A copy of a power of attorney for Eugene Wong is attached hereto.
(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto.
31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto.
(32)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item15(b) of this Annual Report on Form 10-K.
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

February 25, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr.	Chairman, President and Chief Executive Officer (principal executive officer), Director	February 25, 2020
Alfred M. Rankin, Jr.

/s/ Kenneth C. Schilling	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 25, 2020
Kenneth C. Schilling

* James B. Bemowski	Director	February 25, 2020
James B. Bemowski

* J.C. Butler, Jr.	Director	February 25, 2020
J.C. Butler, Jr.

* Carolyn Corvi	Director	February 25, 2020
Carolyn Corvi

* John P. Jumper	Director	February 25, 2020
John P. Jumper

* Dennis W. LaBarre	Director	February 25, 2020
Dennis W. LaBarre

* H. Vincent Poor	Director	February 25, 2020
H. Vincent Poor

* Claiborne R. Rankin	Director	February 25, 2020
Claiborne R. Rankin

* Britton T. Taplin	Director	February 25, 2020
Britton T. Taplin

* David B. H. Williams	Director	February 25, 2020
David B. H. Williams

* Eugene Wong	Director	February 25, 2020
Eugene Wong

* Kenneth C. Schilling, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Kenneth C. Schilling	February 25, 2020
Kenneth C. Schilling, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2019
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hyster-Yale Materials Handling, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hyster-Yale Materials Handling, Inc. and Subsidiaries (“the Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Goodwill
Description of the Matter
At December 31, 2019, the Company’s goodwill balance was $106.7 million. As discussed in Note 13, Goodwill and Intangible Assets, to the consolidated financial statements, the Company evaluates the carrying amount of goodwill for impairment annually as of May 1st and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. The Company applied a quantitative assessment for all material reporting units in fiscal 2019. As part of the quantitative approach, the Company estimates the fair value of the reporting unit using a discounted cash flow approach from the perspective of a market participant. Significant estimates within the discounted cash flow analysis include cash flow forecasts, the discount rate and the terminal business value.
Auditing management’s annual goodwill impairment assessment relating to goodwill amounts was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the discount rate applied, revenue growth rates, including the terminal growth rate, and operating margins, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding and evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment and annual forecasting process whereby the Company develops significant assumptions that are used as inputs to the annual goodwill impairment test. This included controls over management's review of the valuation model and the significant assumptions (e.g., revenue, operating margin and terminal growth rate) used to develop the prospective financial information (PFI).
To test the implied fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing use of the discounted cash flow methodology and directly testing the significant assumptions and the underlying data used by the Company in its analysis, including assessing the completeness and accuracy of such underlying data. We utilized internal valuation specialists in assessing the fair value methodologies applied and evaluating the reasonableness of the discount rate selected by management. We compared the significant assumptions used by management to current industry and economic trends, historical performance, and strategic plans. We considered whether the assumptions were consistent with evidence obtained in other areas of the audit. We assessed the historical accuracy of management’s estimates, and we performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. Furthermore, we assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.

Cleveland, Ohio
February 25, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hyster-Yale Materials Handling, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hyster-Yale Materials Handling, Inc. and Subsidiaries' ("the Company") internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2019 and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Cleveland, Ohio
February 25, 2020

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2019	2018	2017
	(In millions, except per share data)
Revenues	$3,291.8	$3,179.1	$2,885.2
Cost of sales	2,750.0	2,682.1	2,382.6
Gross Profit	541.8	497.0	502.6
Operating Expenses
Selling, general and administrative expenses	487.9	458.2	428.5
Operating Profit	53.9	38.8	74.1
Other (income) expense
Interest expense	19.8	16.0	14.6
Income from unconsolidated affiliates	(9.3)	(10.0)	(28.0)
Other, net	(4.5)	(3.8)	(6.3)
	6.0	2.2	(19.7)
Income Before Income Taxes	47.9	36.6	93.8
Income tax provision	11.3	2.3	44.9
Net Income	36.6	34.3	48.9
Net (income) loss attributable to noncontrolling interest	(0.8)	0.4	(0.3)
Net Income Attributable to Stockholders	$35.8	$34.7	$48.6

Basic Earnings per Share Attributable to Stockholders	$2.15	$2.10	$2.95
Diluted Earnings per Share Attributable to Stockholders	$2.14	$2.09	$2.94
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2019	2018	2017
	(In millions)
Net Income	$36.6	$34.3	$48.9
Other comprehensive income (loss)
Foreign currency translation adjustment	(7.0)	(27.4)	33.5
Unrealized gain on available-for-sale securities, net of $0.5 tax expense in 2017	—	—	2.8
Current period cash flow hedging activity, net of $5.9 tax benefit in 2019, net of $4.6 tax benefit in 2018 and net of $8.0 tax expense in 2017	(15.9)	(12.2)	6.6
Reclassification of hedging activities into earnings, net of $4.5 tax expense in 2019, net of $0.8 tax benefit in 2018 and net of $1.6 tax expense in 2017	12.0	(1.8)	4.1
Current period pension adjustment, net of $0.1 tax expense in 2019, net of $4.3 tax benefit in 2018 and net of $3.7 tax expense in 2017	0.4	(20.1)	13.1
Reclassification of pension into earnings, net of $0.8 tax expense in 2019, net of $0.7 tax expense in 2018 and net of $1.0 tax expense in 2017	3.2	2.9	3.2
Comprehensive Income (Loss)	$29.3	$(24.3)	$112.2
Other comprehensive income (loss) attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests	(0.8)	0.4	(0.3)
Foreign currency translation adjustment attributable to noncontrolling interests	—	2.3	(0.9)
Comprehensive Income (Loss) Attributable to Stockholders	$28.5	$(21.6)	$111.0
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2019	2018
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$64.6	$83.7
Accounts receivable, net of allowances of $5.6 in 2019 and $5.4 in 2018	468.3	465.5
Inventories, net	559.9	533.6
Prepaid expenses and other	63.0	48.8
Total Current Assets	1,155.8	1,131.6
Property, Plant and Equipment, Net	308.5	296.2
Intangible Assets	60.1	67.7
Goodwill	106.7	108.3
Deferred Income Taxes	30.8	26.3
Investment in Unconsolidated Affiliates	80.0	75.6
Other Non-current Assets	105.3	36.4
Total Assets	$1,847.2	$1,742.1
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$401.5	$415.5
Accounts payable, affiliates	15.6	21.3
Revolving credit facilities	7.7	13.3
Current maturities of long-term debt	74.6	78.1
Accrued payroll	66.1	56.3
Deferred revenue	49.1	37.6
Other current liabilities	202.4	154.1
Total Current Liabilities	817.0	776.2
Long-term Debt	204.7	210.1
Self-insurance Liabilities	31.4	25.2
Pension Obligations	13.5	23.1
Deferred Income Taxes	15.4	17.8
Other Long-term Liabilities	188.2	130.2
Total Liabilities	1,270.2	1,182.6
Stockholders’ Equity
Common stock:
Class A, par value $0.01 per share, 12,802,455 shares outstanding (2018 - 12,682,755 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,864,462 shares outstanding (2018 - 3,877,967 shares outstanding)	0.1	0.1
Capital in excess of par value	321.3	321.5
Treasury stock	(15.9)	(24.1)
Retained earnings	427.4	407.3
Accumulated other comprehensive loss	(188.7)	(177.5)
Total Stockholders’ Equity	544.3	527.4
Noncontrolling Interest	32.7	32.1
Total Equity	577.0	559.5
Total Liabilities and Equity	$1,847.2	$1,742.1
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2019	2018	2017
	(In millions)
Operating Activities
Net income	$36.6	$34.3	$48.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.3	44.0	42.8
Amortization of deferred financing fees	1.9	1.7	1.4
Deferred income taxes	(6.8)	(3.2)	8.1
Gain on sale of assets	0.1	(0.3)	(0.3)
Stock-based compensation	8.2	5.7	8.8
Long-lived and intangible assets impairment charge	—	—	4.9
Dividends from unconsolidated affiliates	5.1	22.2	2.8
Other non-current liabilities	(5.5)	(9.4)	4.8
Other	20.4	8.8	(13.3)
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	(9.6)	58.0	(44.0)
Inventories	(37.9)	(125.4)	(43.6)
Other current assets	(1.2)	1.3	(1.0)
Accounts payable	1.9	23.3	125.1
Other liabilities	20.2	6.6	19.3
Net cash provided by operating activities	76.7	67.6	164.7
Investing Activities
Expenditures for property, plant and equipment	(49.7)	(38.8)	(41.0)
Proceeds from the sale of assets	7.7	5.9	1.3
Business acquisitions, net of cash acquired	—	(78.0)	(1.0)
Investments in equity securities	—	—	(5.6)
Purchase of noncontrolling interest	—	—	(1.0)
Net cash used for investing activities	(42.0)	(110.9)	(47.3)
Financing Activities
Additions to long-term debt	67.6	71.5	265.6
Reductions of long-term debt	(92.1)	(143.7)	(75.9)
Net additions (reductions) to revolving credit agreements	(5.3)	6.5	(111.7)
Cash dividends paid	(21.0)	(20.4)	(19.8)
Cash dividends paid to noncontrolling interest	(0.2)	(0.3)	(0.3)
Financing fees paid	(0.4)	(0.6)	(4.7)
Other	(0.2)	(0.6)	(0.1)
Net cash provided by (used for) financing activities	(51.6)	(87.6)	53.1
Effect of exchange rate changes on cash	(2.2)	(5.5)	6.4
Cash and Cash Equivalents
Increase (decrease) for the year	(19.1)	(136.4)	176.9
Balance at the beginning of the year	83.7	220.1	43.2
Balance at the end of the year	$64.6	$83.7	$220.1
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain on AFS Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In millions)
Balance, January 1, 2017	$0.1	$0.1	$(36.9)	$319.6	$360.3	$(92.0)	$—	$(12.2)	$(75.2)	$463.8	$6.6	$470.4
Stock-based compensation	—	—	—	8.8	—	—	—	—	—	8.8	—	8.8
Stock issued under stock compensation plans	—	—	5.4	(5.4)	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	48.6	—	—	—	—	48.6	0.3	48.9
Cash dividends	—	—	—	—	(19.8)	—	—	—	—	(19.8)	(0.3)	(20.1)
Current period other comprehensive income (loss)	—	—	—	—	—	33.5	2.8	6.6	13.1	56.0	—	56.0
Reclassification adjustment to net income	—	—	—	—	—	—	—	4.1	3.2	7.3	—	7.3
Acquisition of business	—	—	—	—	—	—	—	—	—	—	0.3	0.3
Purchase of noncontrolling interest	—	—	—	0.8	—	—	—	—	—	0.8	(0.9)	(0.1)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.9	0.9
Balance, December 31, 2017	$0.1	$0.1	$(31.5)	$323.8	$389.1	$(58.5)	$2.8	$(1.5)	$(58.9)	$565.5	$6.9	$572.4

Cumulative effect of change in accounting	—	—	—	—	3.9	—	(2.8)	—	—	1.1	—	1.1
Stock-based compensation	—	—	—	5.7	—	—	—	—	—	5.7	—	5.7
Stock issued under stock compensation plans	—	—	8.0	(8.0)	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.6)	—	—	—	—	—	—	(0.6)	—	(0.6)
Net income (loss)	—	—	—	—	34.7	—	—	—	—	34.7	(0.4)	34.3
Cash dividends	—	—	—	—	(20.4)	—	—	—	—	(20.4)	(0.3)	(20.7)
Current period other comprehensive income (loss)	—	—	—	—	—	(27.4)	—	(12.2)	(20.1)	(59.7)	—	(59.7)
Reclassification adjustment to net income	—	—	—	—	—	—	—	(1.8)	2.9	1.1	—	1.1
Acquisition of business	—	—	—	—	—	—	—	—	—	—	28.2	28.2
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(2.3)	(2.3)
Balance, December 31, 2018	$0.1	$0.1	$(24.1)	$321.5	$407.3	$(85.9)	$—	$(15.5)	$(76.1)	$527.4	$32.1	$559.5

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain on AFS Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In millions)
Balance, December 31, 2018	$0.1	$0.1	$(24.1)	$321.5	$407.3	$(85.9)	$—	$(15.5)	$(76.1)	$527.4	$32.1	$559.5
Cumulative effect of change in accounting	—	—	—	—	5.3	—	—	0.9	(4.8)	1.4	—	1.4
Stock-based compensation	—	—	—	8.2	—	—	—	—	—	8.2	—	8.2
Stock issued under stock compensation plans	—	—	8.4	(8.4)	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.2)	—	—	—		—	—	(0.2)	—	(0.2)
Net income (loss)	—	—	—	—	35.8	—	—	—	—	35.8	0.8	36.6
Cash dividends	—	—	—	—	(21.0)	—	—	—	—	(21.0)	(0.2)	(21.2)
Current period other comprehensive income (loss)	—	—	—	—	—	(7.0)	—	(15.9)	0.4	(22.5)	—	(22.5)
Reclassification adjustment to net income	—	—	—	—	—	—	—	12.0	3.2	15.2	—	15.2
Balance, December 31, 2019	$0.1	$0.1	$(15.9)	$321.3	$427.4	$(92.9)	$—	$(18.5)	$(77.3)	$544.3	$32.7	$577.0

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

The Company, through its wholly owned operating subsidiary, Hyster-Yale Group, Inc. ("HYG"), designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, China, Northern Ireland, Mexico, the Netherlands, the Philippines, Italy, Japan, Vietnam and Brazil. The sale of service parts represents approximately 12% of total revenues as reported for 2019 and 13% for 2018 and 2017, respectively.

On June 1, 2018, the Company completed the acquisition of a 75% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"). Hyster-Yale Maximal is a Chinese manufacturer of low-intensity and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets. The results of Hyster-Yale Maximal are included in the JAPIC segment since the date of acquisition.

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

In 2019, as part of a plan to expand Bolzoni's capabilities in the United States, Bolzoni's North America attachment manufacturing moved into HYG's Sulligent, Alabama manufacturing facility. As a result, effective January 1, 2019, the Sulligent facility became a Bolzoni facility. Accordingly, the results of the Sulligent facility in 2019 have been included in the Bolzoni segment and the historical results of operations of the Sulligent facility for 2018 and 2017 have been included in the Bolzoni segment.

The Company operates Nuvera Fuel Cells, LLC ("Nuvera"). Nuvera is an alternative-power technology company focused on the design, manufacture and sale of hydrogen fuel-cell stacks and engines.
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
Advertising Costs:  Advertising costs are expensed as incurred. Total advertising expense was $10.7 million, $14.6 million and $11.2 million in 2019, 2018 and 2017, respectively.
Product Development Costs:  Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $115.3 million, $110.9 million and $104.5 million in 2019, 2018 and 2017, respectively.
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
Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842)(Subsequent ASUs have been issued in 2017, 2018 and 2019 to update or clarify this guidance)
The guidance requires lessees (with the exception of short-term leases) to recognize, at the commencement date, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. See Note 15 for additional information.

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
January 1, 2020
The Company's evaluation process of the new standard included, but was not limited to, identifying the financial assets affected by the standard and determining the required accounting upon adoption. The Company has evaluated its portfolio and acceptable credit loss models in the standard and continues to refine its processes and controls. The Company does not expect the adoption of the guidance to have a material effect on its financial position, results of operations, and cash flows. The Company is currently evaluating additional disclosures which may be required for the first quarter 2020 Form 10-Q.

ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities
The guidance provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests.
		January 1, 2020	The adoption of the guidance will not have a material effect on the Company's financial position, results of operations, cash flows and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Standard	Description	Required Date of Adoption	Effect on the financial statements or other significant matters
ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606	The guidance clarifies the accounting for collaborative arrangements in conjunction with the adoption of "Revenue from Contracts with Customers (Topic 606)."	January 1, 2020	The adoption of the guidance will not have a material effect on the Company's financial position, results of operations, cash flows and related disclosures.
ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	The guidance removes the second step of the two-step test for the measurement of goodwill impairment.	January 1, 2020	The adoption of the guidance will not have a material effect on the Company's financial position, results of operations, cash flows and related disclosures.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	The guidance removes, modifies and adds certain disclosures relating to fair value measurements.	January 1, 2020	The adoption of the guidance will not have a material effect on the Company's financial position, results of operations, cash flows and related disclosures.
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
		January 1, 2020	The adoption of the guidance will not have a material effect on the Company's financial position, results of operations, cash flows and related disclosures.
ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes
The guidance eliminates certain exceptions to the income tax guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.
		January 1, 2021	The Company is currently evaluating the guidance and the effect on its financial position, results of operations, cash flows and related disclosures.
ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815
	The guidance clarifies certain interactions between the guidance to account for certain equity securities and investments under the equity method of accounting.	January 1, 2021	The Company is currently evaluating the guidance and the effect on its financial position, results of operations, cash flows and related disclosures.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the year ended December 31, 2019 and 2018.

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

The following table disaggregates revenue by category:

	YEAR ENDED
	DECEMBER 31, 2019
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$1,051.2	$619.1	$214.5	$—	$—	$—	$1,884.8
Direct customer sales	542.1	15.0	—	—	—	—	557.1
Aftermarket sales	396.4	95.3	34.2	—	—	—	525.9
Other	133.6	21.8	1.0	345.4	10.1	(187.9)	324.0
Total Revenues	$2,123.3	$751.2	$249.7	$345.4	$10.1	$(187.9)	$3,291.8

	YEAR ENDED
	DECEMBER 31, 2018
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$1,156.6	$628.1	$203.1	$—	$—	$—	$1,987.8
Direct customer sales	346.7	15.2	—	—	—	—	361.9
Aftermarket sales	370.9	107.4	36.8	—	—	—	515.1
Other	113.3	18.1	2.2	349.0	17.0	(185.3)	314.3
Total Revenues	$1,987.5	$768.8	$242.1	$349.0	$17.0	$(185.3)	$3,179.1

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

Deferred Revenue
Balance, December 31, 2018	$61.8
Customer deposits and billings	76.8
Revenue recognized	(65.2)
Foreign currency effect	(0.1)
Balance, December 31, 2019	$73.3

NOTE 4—Business Segments

The Company’s reportable segments for the lift truck business include the following three management units: the Americas, EMEA and JAPIC. Americas includes lift truck operations in the United States, Canada, Mexico, Brazil, Latin America and its corporate headquarters. EMEA includes lift truck operations in Europe, the Middle East and Africa. JAPIC includes lift truck operations in the Asia and Pacific regions, including China, as well as the equity earnings of SN operations. In 2018, the Company completed the acquisition of the majority interest in Hyster-Yale Maximal, which is also included in the JAPIC segment from the date of acquisition. Certain amounts are allocated to these geographic management units and are included in the segment results presented below, including product development costs, corporate headquarter's expenses and certain information technology infrastructure costs. These allocations among geographic management units are determined by senior management and not directly incurred by the geographic operations. In addition, other costs are incurred directly by these geographic management units based upon the location of the manufacturing plant or sales units, including manufacturing variances, product liability, warranty and sales discounts, which may not be associated with the geographic management unit of the ultimate end user sales location where revenues and margins are reported. Therefore, the reported results of each segment for the lift truck business cannot be considered stand-alone entities as all segments are inter-related and integrate into a single global lift truck business.

The Company reports the results of both Bolzoni and Nuvera as separate segments. Intercompany sales between Nuvera, Bolzoni and the lift truck business have been eliminated.

In 2019, as part of a plan to expand Bolzoni's capabilities in the United States, Bolzoni's North America attachment manufacturing moved into HYG's Sulligent, Alabama manufacturing facility. As a result, effective January 1, 2019, the Sulligent facility became a Bolzoni facility. Accordingly, the results of the Sulligent facility in 2019 have been included in the Bolzoni

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

segment and the historical results of operations of the Sulligent facility for 2018 and 2017 have been included in the Bolzoni segment. As part of the reorganization of the two facilities, restructuring costs of approximately $2.5 million were incurred for the year ended December 31, 2019, respectively. See Note 20 for additional information on restructuring costs.

Financial information for each of the reportable segments is presented in the following table. See Note 1 for a discussion of the Company’s product lines. Refer to Note 2 for a description of the accounting policies of the reportable segments as well as a reference table for the remaining accounting policies described in the accompanying footnotes.

	2019	2018	2017
Revenues from external customers
Americas	$2,123.3	$1,987.5	$1,834.1
EMEA	751.2	768.8	715.8
JAPIC	249.7	242.1	173.9
Lift truck business	3,124.2	2,998.4	2,723.8
Bolzoni	345.4	349.0	312.5
Nuvera	10.1	17.0	3.7
Eliminations	(187.9)	(185.3)	(154.8)
Total	$3,291.8	$3,179.1	$2,885.2
Gross profit (loss)
Americas	$354.8	$314.3	$334.6
EMEA	110.5	102.8	95.7
JAPIC	29.7	22.1	20.2
Lift truck business	495.0	439.2	450.5
Bolzoni	58.1	63.7	54.8
Nuvera	(11.2)	(6.0)	(2.1)
Eliminations	(0.1)	0.1	(0.6)
Total	$541.8	$497.0	$502.6
Selling, general and administrative expenses
Americas	$266.0	$238.9	$225.0
EMEA	99.8	96.2	88.9
JAPIC	43.6	36.6	26.3
Lift truck business	409.4	371.7	340.2
Bolzoni	53.4	54.2	48.4
Nuvera	25.1	32.3	39.9
Total	$487.9	$458.2	$428.5
Operating profit (loss)
Americas	$88.8	$75.4	$109.6
EMEA	10.7	6.6	6.8
JAPIC	(13.9)	(14.5)	(6.1)
Lift truck business	85.6	67.5	110.3
Bolzoni	4.7	9.5	6.4
Nuvera	(36.3)	(38.3)	(42.0)
Eliminations	(0.1)	0.1	(0.6)
Total	$53.9	$38.8	$74.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2019	2018	2017
Interest expense
Americas	$15.4	$12.4	$12.3
EMEA	2.9	3.1	1.6
JAPIC	0.9	(0.1)	—
Lift truck business	19.2	15.4	13.9
Bolzoni	0.7	0.8	0.8
Nuvera	—	0.1	—
Eliminations	(0.1)	(0.3)	(0.1)
Total	$19.8	$16.0	$14.6
Interest income
Americas	$(1.2)	$(2.2)	$(3.3)
EMEA	(0.4)	(0.1)	—
JAPIC	(0.2)	(0.3)	(0.4)
Lift truck business	(1.8)	(2.6)	(3.7)
Bolzoni	—	—	—
Nuvera	(0.1)	—	—
Eliminations	0.1	0.2	0.1
Total	$(1.8)	$(2.4)	$(3.6)
Other (income) expense
Americas	$(4.4)	$(3.8)	$(25.1)
EMEA	(3.1)	(3.4)	(1.1)
JAPIC	(3.4)	(4.5)	(4.5)
Lift truck business	(10.9)	(11.7)	(30.7)
Bolzoni	0.2	0.3	—
Nuvera	(1.3)	—	—
Total	$(12.0)	$(11.4)	$(30.7)
Income tax provision (benefit)
Americas	$17.8	$15.5	$57.3
EMEA	2.3	0.8	0.9
JAPIC	0.7	(5.7)	1.2
Lift truck business	20.8	10.6	59.4
Bolzoni	0.2	2.1	1.0
Nuvera	(9.7)	(10.5)	(15.3)
Eliminations	—	0.1	(0.2)
Total	$11.3	$2.3	$44.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2019	2018	2017
Net income (loss) attributable to stockholders
Americas	$61.2	$53.5	$68.4
EMEA	9.0	6.3	5.3
JAPIC	(11.9)	(3.1)	(1.9)
Lift truck business	58.3	56.7	71.8
Bolzoni	2.8	5.8	3.9
Nuvera	(25.2)	(27.9)	(26.7)
Eliminations	(0.1)	0.1	(0.4)
Total	$35.8	$34.7	$48.6
Total assets
Americas	$1,369.8	$1,259.4	$1,146.0
EMEA	749.7	720.7	615.5
JAPIC	337.3	315.6	138.6
Eliminations	(627.4)	(578.7)	(304.6)
Lift truck business	1,829.4	1,717.0	1,595.5
Bolzoni	286.0	231.8	239.8
Nuvera	57.7	39.6	26.4
Eliminations	(325.9)	(246.3)	(213.8)
Total	$1,847.2	$1,742.1	$1,647.9
Depreciation and amortization
Americas	$17.5	$20.9	$19.9
EMEA	6.5	7.4	7.1
JAPIC	6.6	5.2	2.6
Lift truck business	30.6	33.5	29.6
Bolzoni	11.7	9.7	11.2
Nuvera	1.0	0.8	2.0
Total	$43.3	$44.0	$42.8
Capital expenditures
Americas	$15.9	$20.9	$25.5
EMEA	17.2	7.3	8.6
JAPIC	4.7	3.6	1.2
Lift truck business	37.8	31.8	35.3
Bolzoni	5.6	4.2	4.7
Nuvera	6.3	2.8	1.0
Total	$49.7	$38.8	$41.0
Cash and cash equivalents
Americas	$19.5	$19.5	$191.2
EMEA	5.4	31.6	11.6
JAPIC	21.9	17.2	6.6
Lift truck business	46.8	68.3	209.4
Bolzoni	17.4	15.4	10.7
Nuvera	0.4	—	—
Total	$64.6	$83.7	$220.1

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

	United States	Europe, Africa and Middle East	Other	Consolidated
2019
Revenues from unaffiliated customers, based on the customers’ location	$1,794.6	$923.6	$573.6	$3,291.8
Long-lived tangible assets	$232.9	$103.9	$127.9	$464.7
2018
Revenues from unaffiliated customers, based on the customers’ location	$1,655.0	$940.5	$583.6	$3,179.1
Long-lived tangible assets	$180.9	$72.6	$118.3	$371.8
2017
Revenues from unaffiliated customers, based on the customers’ location	$1,588.8	$825.8	$470.6	$2,885.2
Long-lived tangible assets	$181.6	$82.3	$83.4	$347.3

NOTE 5—Quarterly Results of Operations (Unaudited)

A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$834.8	$856.2	$766.0	$834.8
Gross profit	$126.2	$139.4	$135.0	$141.2
Operating profit	$3.4	$22.9	$19.5	$8.1
Net income	$3.2	$16.9	$13.1	$3.4
Net income attributable to stockholders	$3.4	$16.2	$12.8	$3.4

Basic earnings per share	$0.20	$0.97	$0.77	$0.20
Diluted earnings per share	$0.20	$0.97	$0.76	$0.20

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$788.5	$765.9	$783.9	$840.8
Gross profit	$132.1	$125.3	$117.7	$121.9
Operating profit (loss)	$19.2	$10.8	$12.2	$(3.4)
Net income (loss)	$14.9	$5.7	$14.9	$(1.2)
Net income (loss) attributable to stockholders	$14.9	$5.6	$15.4	$(1.2)

Basic earnings (loss) per share	$0.90	$0.34	$0.93	$(0.07)
Diluted earnings (loss) per share	$0.90	$0.34	$0.93	$(0.07)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 6—Common Stock and Earnings per Share
The Company's Class A common stock is traded on the New York Stock Exchange under the ticker symbol “HY.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company's Class A common stock and Class B common stock have the same cash dividend rights per share. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2019 was 125 million shares and 35 million shares, respectively. Treasury shares of Class A common stock totaling 221,190 and 327,385 at December 31, 2019 and 2018, respectively, have been deducted from shares outstanding.
Stock Compensation: The Company has stock compensation plans for certain employees in the U.S. that allow the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding them for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) five years after the participant's retirement date, (ii) four, seven or ten years from the award date, as defined in the award, or (iii) the participant's death or permanent disability. Pursuant to the plans, the Company issued 111,148, 88,172 and 89,502 shares related to the years ended December 31, 2019, 2018 and 2017, respectively. After the issuance of these shares, there were 208,570 shares of Class A common stock available for issuance under these plans. Compensation expense related to these share awards was $7.0 million ($5.5 million net of tax), $4.5 million ($3.6 million net of tax) and $7.6 million ($6.0 million net of tax) for the years ended December 31, 2019, 2018 and 2017, respectively. Compensation expense at the grant date represents fair value based on the market price of the shares of Class A common stock. The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the non-employee directors’ annual retainer is paid in restricted shares of Class A common stock. For the years ended December 31, 2019, $118,000 of each non-employee director's retainer of $178,000 was paid in restricted shares of Class A common stock. For the year ended December 31, 2018, $113,000 of $173,000 was paid in restricted shares of Class A common stock. For the year ended December 31, 2017, $110,000 of $166,000 was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date on which the director has both retired from the Board of Directors and reached 70 years of age. Pursuant to this plan, the Company issued 18,954, 16,196 and 14,480 shares related to the years ended December 31, 2019, 2018 and 2017, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 1,711, 2,182 and 2,006 in 2019, 2018 and 2017, respectively. After the issuance of these shares, there were 84,253 shares of Class A common stock available for issuance under this directors' plan. Compensation expense related to these awards was $1.2 million ($0.9 million net of tax), $1.2 million ($0.9 million net of tax) and $1.2 million ($0.9 million net of tax) for the years ended December 31, 2019, 2018 and 2017, respectively. Compensation expense at the grant date represents fair value based on the market price of the shares of Class A common stock.
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

	2019	2018	2017
Basic weighted average shares outstanding	16.645	16.540	16.447
Dilutive effect of restricted stock awards	0.081	0.062	0.067
Diluted weighted average shares outstanding	16.726	16.602	16.514
Basic earnings per share	$2.15	$2.10	$2.95
Diluted earnings per share	$2.14	$2.09	$2.94
Cash dividends per share	$1.2625	$1.2325	$1.2025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 7—Income Taxes
The components of income before income taxes and provision for income taxes for the years ended December 31 are as follows:

	2019	2018	2017
Income (loss) before income taxes
U.S.	$(18.2)	$(7.5)	$48.3
Non-U.S.	66.1	44.1	45.5
	$47.9	$36.6	$93.8
Income tax provision
Current tax provision (benefit):
Federal	$3.2	$(4.2)	$28.3
State	1.9	0.8	1.4
Non-U.S.	13.0	8.9	7.1
Total current	$18.1	$5.5	$36.8
Deferred tax provision (benefit):
Federal	$(7.6)	$(2.6)	$10.7
State	(1.9)	0.3	(0.7)
Non-U.S.	2.7	(0.9)	(1.9)
Total deferred	$(6.8)	$(3.2)	$8.1
	$11.3	$2.3	$44.9

The Company made income tax payments of $12.5 million, $16.8 million and $14.0 million during 2019, 2018 and 2017, respectively. The Company received income tax refunds of $3.7 million, $0.8 million and $2.2 million during 2019, 2018 and 2017, respectively.
A reconciliation of the federal statutory and reported income tax rate for the year ended December 31 is as follows:

	2019	2018	2017
Income before income taxes	$47.9	$36.6	$93.8
Statutory taxes at 21% (35% in 2017)	$10.1	$7.7	$32.8
Tax Reform Act	0.1	(4.4)	38.2
Federal income tax credits	(4.0)	(3.7)	(1.8)
Equity interest earnings	(1.5)	(1.7)	(8.1)
Non-U.S. rate differences	0.9	(1.5)	(7.2)
Tax controversy resolution	(1.4)	(0.4)	—
State income taxes	(0.2)	—	0.2
Valuation allowance	0.8	3.0	0.1
Global intangible low-taxed income	2.0	1.2	—
Sale of non-U.S. investment	—	—	(9.1)
Unremitted non-U.S. earnings	1.7	—	(0.4)
Nondeductible compensation	1.7	0.9	0.1
Capitalized acquisition costs	—	0.9	—
Base-erosion and anti-abuse tax	1.4	—	—
Other	(0.3)	0.3	0.1
Income tax provision	$11.3	$2.3	$44.9
Reported income tax rate	23.6%	6.3%	47.9%

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate income tax rate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

from 35% to 21% effective January 1, 2018, repealing the deduction for domestic production activities, allowing the immediate expensing of certain qualified capital expenditures, implementing a territorial tax system and imposing a one-time transition tax on certain unremitted earnings of non-U.S. subsidiaries. As a result of the Tax Reform Act in 2017, the Company recorded provisional tax effects of $38.2 million, comprised of $33.1 million of tax expense due to the transition tax on the unremitted earnings and profits of non-U.S. subsidiaries and $5.1 million of tax expense due to the effects on the Company’s deferred tax assets and liabilities as of December 31, 2017. The Company has since finalized its calculation of earnings and profits, including the amounts held in cash or other specified assets and its calculation of available foreign tax credits consistent with the additional regulatory guidance issued during 2018 and 2019, resulting in a reduction in tax expense of $4.4 million and an increase in tax expense of $0.1 million in 2018 and 2019, respectively.

After the utilization of existing tax credits, the Company will pay cash taxes, including state income taxes, of $17.7 million with respect to the transition tax payable over an installment period of eight years, beginning in 2018. During 2019, the Company has provided for the anticipated withholding taxes on unremitted non-U.S. earnings for which no reinvestment plan has been identified and that may be repatriated in the foreseeable future. As such, the Company has provided a deferred tax liability with respect to these earnings of $1.7 million at December 31, 2019.

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

The BEAT provisions in the Tax Reform Act create a minimum tax where a lower tax rate is applied to pre-tax income determined without the benefit of certain base-erosion payments made to related non-U.S. corporations. The base-erosion payments primarily consist of reimbursements for research and development performed by the Company's non-U.S. engineering centers. The Company will only be taxed under this regime if such minimum tax exceeds the regular U.S. corporate income tax. The Company recorded a BEAT expense of $1.4 million in 2019.

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
A detailed summary of the total deferred tax assets and liabilities in the Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	December 31
	2019	2018
Deferred tax assets
Tax attribute carryforwards	$25.3	$28.6
Accrued expenses and reserves	16.4	15.1
Product warranties	11.2	9.9
Accrued product liability	8.9	5.6
Other employee benefits	7.1	4.3
Accrued pension benefits	2.4	4.6
Inventories	1.7	—
Other	3.1	2.3
Total deferred tax assets	76.1	70.4
Less: Valuation allowance	31.4	30.9
	44.7	39.5
Deferred tax liabilities
Depreciation and amortization	27.6	28.0
Unremitted earnings	1.7	—
Inventories	—	3.0
Total deferred tax liabilities	29.3	31.0
Net deferred tax asset	$15.4	$8.5

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2019
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$17.0	$13.1	2020 - Indefinite
Non-U.S. capital losses	6.7	6.7	2020 - Indefinite
State net operating losses and credits	4.1	3.1	2020 - 2038
Less: Unrecognized tax benefits	(2.5)	—
Total	$25.3	$22.9

	December 31, 2018
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$21.2	$15.6	2019 - Indefinite
Non-U.S. capital losses	6.4	6.4	2019 - Indefinite
State net operating losses and credits	4.1	3.3	2019 - 2037
Less: Unrecognized tax benefits	(3.1)	—
Total	$28.6	$25.3

The establishment of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or other deferred tax assets in future periods. The tax net operating losses attributable to Brazil and Australia comprise a substantial portion of the non-U.S. net operating loss deferred tax assets and do not expire under local law.
During 2019 and 2018, the net valuation allowance provided against certain deferred tax assets increased by $0.5 million and decreased by $0.1 million, respectively. The change in the total valuation allowance in 2019 and 2018 included a net increase in tax expense of $0.8 million and $3.0 million, respectively, a net change in the overall U.S. dollar value of valuation allowances

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

previously recorded in non-U.S. currencies recorded directly in equity of a net decrease of $0.3 million and $3.1 million in 2019 and 2018, respectively.
Based upon a review of historical earnings and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes the valuation allowances provided are appropriate. At December 31, 2019, the Company had gross net operating loss carryforwards in U.S. state jurisdictions of $11.6 million and non-U.S. jurisdictions of $58.0 million.
The following is a reconciliation of total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between the Company's tax return positions and the benefits recognized in the consolidated financial statements for the years ended December 31, 2019, 2018 and 2017. Approximately $13.5 million, $15.1 million and $10.9 million of these amounts as of December 31, 2019, 2018 and 2017, respectively, relate to permanent items that, if recognized, would impact the reported income tax rate. This amount differs from gross unrecognized tax benefits presented in the table below due to the increase in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2019	2018	2017
Balance at January 1	$15.2	$10.9	$11.2
Additions (reductions) for business acquisitions	—	6.0	(1.0)
Additions based on tax positions related to the current year	0.3	0.4	2.7
Additions (reductions) for tax positions of prior years	0.2	0.3	(1.5)
Reductions due to settlements with taxing authorities and the lapse of the applicable statute of limitations	(2.0)	(1.6)	(1.2)
Other changes in unrecognized tax benefits including foreign currency translation adjustments	(0.1)	(0.8)	0.7
Balance at December 31	$13.6	$15.2	$10.9

The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recorded a net increase of $0.1 million and $0.5 million during 2019 and 2018, and a net decrease of $0.1 million during 2017 in interest and penalties. In addition, during 2018, the balance of accrued interest and penalty was increased for uncertain tax positions related to business acquisitions by $7.7 million. During 2018, the total amount of interest and penalty was decreased by $0.5 million as a result of foreign currency translation into U.S. dollars. The total amount of interest and penalties accrued was $8.6 million, $8.5 million and $0.8 million as of December 31, 2019, 2018 and 2017, respectively.
The Company expects the amount of unrecognized tax benefits will change within the next twelve months. It is reasonably possible the Company will record unrecognized tax benefits within the next twelve months up to $7.0 million resulting from the possible expiration of certain statutes of limitation and settlement of audits. If recognized, the previously unrecognized tax benefits will be recorded as discrete tax benefits in the interim period in which the items are effectively settled. Approximately $4.3 million of the amount that may be recognized in the next twelve months relates to prior business acquisitions, and such amounts will be offset with the pretax reduction of the related indemnity receivable.
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
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The examination of U.S. federal tax returns for all years prior to 2016 have been settled with the Internal Revenue Service or otherwise have essentially closed under the applicable statute of limitations. However, the Company has elected to voluntarily extend the statute of limitations for the U.S. federal tax return for 2012 at the request of its prior parent company such that attributes may be adjusted in limited circumstances. The Company is routinely under examination in various state and non-U.S. jurisdictions and in most cases the statute of limitations has not been extended. The Company believes these examinations are routine in nature and are not expected to result in any material tax assessments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 8—Reclassifications from OCI

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Details about OCI Components	Amount Reclassified from OCI			Affected Line Item in the Statement Where Net Income Is Presented
	2019	2018	2017
Gain (loss) on cash flow hedges:
Interest rate contracts	$(0.3)	$—	$—	Interest expense
Foreign exchange contracts	(16.2)	2.6	(5.7)	Cost of sales
Total before tax	(16.5)	2.6	(5.7)	Income before income taxes
Tax expense (benefit)	4.5	(0.8)	1.6	Income tax provision
Net of tax	$(12.0)	$1.8	$(4.1)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(3.9)	$(3.8)	$(4.5)	Other, net
Prior service (cost) credit	(0.1)	0.2	0.3	Other, net
Total before tax	(4.0)	(3.6)	(4.2)	Income before income taxes
Tax expense	0.8	0.7	1.0	Income tax provision
Net of tax	$(3.2)	$(2.9)	$(3.2)	Net income
Total reclassifications for the period	$(15.2)	$(1.1)	$(7.3)

NOTE 9—Financial Instruments and Derivative Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding finance leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At December 31, 2019, the total carrying value and total fair value of revolving credit agreements and long-term debt, excluding finance leases, was $266.0 million and $265.1 million, respectively. At December 31, 2018, the total carrying value and total fair value of revolving credit agreements and long-term debt, excluding finance leases, was $284.2 million and $281.0 million, respectively.
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

The Company has cross-currency swaps which hedge the variability of expected future cash flows that are attributable to foreign currency risk of certain intercompany loans. These agreements include initial and final exchanges of principal and associated interest payments from fixed euro denominated to fixed U.S.-denominated amounts. Changes in the fair value of cross-currency swaps that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the Consolidated Statements of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in other (income) expense and interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and is generally recognized in other (income) expense.
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
Foreign Currency Derivatives:  The Company held forward foreign currency exchange contracts with a total notional amount of $960.9 million at December 31, 2019, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Mexican pesos, Australian dollars, Swedish kroner, Brazilian real and Chinese renminbi. The Company held forward foreign currency exchange contracts with total notional amounts of $1.1 billion at December 31, 2018, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Swedish kroner, Mexican pesos, Chinese Renminbi, Brazilian Real and Australian dollars. The fair value of these contracts approximated a net liability of $19.8 million and $19.5 million at December 31, 2019 and 2018, respectively.
For the years ended December 31, 2019 and 2018, there was no material ineffectiveness of forward foreign currency exchange contracts that qualify for hedge accounting. Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2019, $11.4 million of the amount of net deferred loss included in OCI at December 31, 2019 is expected to be reclassified as expense into the Consolidated Statements of Operations over the next twelve months, as the transactions occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on the Term Loan borrowings and one -month LIBOR borrowings. The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at December 31, 2019 and 2018:

Notional Amount		Average Fixed Rate
December 31	December 31	December 31	December 31
2019	2018	2019	2018	Term at December 31, 2019
$56.5	$56.5	1.94%	1.94%	Extending to November 2022
74.6	83.5	2.20%	2.20%	Extending to May 2023

The fair value of all interest rate swap agreements was a net liability of $2.1 million and a net asset of $1.6 million at December 31, 2019 and 2018, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2019, $0.5 million of the amount net deferred loss included in OCI is expected to be reclassified as expense in the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2019	2018	Balance sheet location	2019	2018
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$—	$0.6	Prepaid expenses and other	$—	$—
	Other current liabilities	—	—	Other current liabilities	0.7	—
Long-term	Other non-current assets	—	1.0	Other non-current assets	—	—
	Other long-term liabilities	—	—	Other long-term liabilities	1.4	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	3.1	2.1	Prepaid expenses and other	1.5	0.4
	Other current liabilities	1.7	3.3	Other current liabilities	17.1	12.8
Long-Term	Other non-current assets	—	1.0	Other non-current assets	—	0.6
	Other long-term liabilities	3.5	0.5	Other long-term liabilities	9.6	13.8
Total derivatives designated as hedging instruments		$8.3	$8.5		$30.3	$27.6
Derivatives not designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$—	$—	Prepaid expenses and other	$—	$—
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.4	0.4	Prepaid expenses and other	0.2	0.2
	Other current liabilities	2.3	1.5	Other current liabilities	2.4	0.5
Total derivatives not designated as hedging instruments		$2.7	$1.9		$2.6	$0.7
Total derivatives		$11.0	$10.4		$32.9	$28.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty at December 31, 2019 and 2018 as recorded in the Consolidated Balance Sheets:

	Derivative Assets as of December 31, 2019				Derivative Liabilities as of December 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$2.1	$—	$2.1	$2.1
Foreign currency exchange contracts	1.8	(1.8)	—	—	21.6	(1.8)	19.8	19.8
Total derivatives	$1.8	$(1.8)	$—	$—	$23.7	$(1.8)	$21.9	$21.9

	Derivative Assets as of December 31, 2018				Derivative Liabilities as of December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$1.6	$—	$1.6	$1.6	$—	$—	$—	$—
Foreign currency exchange contracts	2.3	(2.3)	—	—	21.8	(2.3)	19.5	19.5
Total derivatives	$3.9	$(2.3)	$1.6	$1.6	$21.8	$(2.3)	$19.5	$19.5

The following table summarizes the pre-tax impact of derivative instruments for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	2019	2018	2017		2019	2018	2017
Cash Flow Hedges
Interest rate swap agreements	$(3.8)	$2.0	$0.5	Interest expense	$(0.3)	$—	$—
Foreign currency exchange contracts	(18.0)	(18.8)	14.1	Cost of sales	(16.2)	2.6	(5.7)
	$(21.8)	$(16.8)	$14.6		$(16.5)	$2.6	$(5.7)

Derivatives Not Designated as Hedging Instruments				Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
					2019	2018	2017
Cash flow hedges
Interest rate swap agreements				Other	$—	$0.3	$0.2
Foreign currency exchange contracts				Cost of sales	(5.3)	(2.3)	2.0
Total					$(5.3)	$(2.0)	$2.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

During 2018 and 2017, the Company recognized a settlement loss of $1.1 million and $1.0 million, respectively, resulting from lump-sum distributions exceeding the total projected interest cost for the plan year for its U.S. pension plans.
The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2019	2018	2017
United States Plans
Weighted average discount rates	3.02%	4.10%	3.40%
Expected long-term rate of return on assets	7.50%	7.50%	7.50%
Non-U.S. Plans
Weighted average discount rates	0.37%-1.85%	1.13%-2.65%	0.88% - 2.40%
Rate of increase in compensation levels	1.00%-2.50%	1.50%-2.50%	1.50% - 2.50%
Expected long-term rate of return on assets	1.00%-7.00%	1.80%-7.00%	1.70% - 7.00%

Each year, the assumptions used to calculate the benefit obligation are used to calculate the net periodic pension expense for the following year.
Set forth below is a detail of the net periodic pension expense for the defined benefit plans for the years ended December 31:

	2019	2018	2017
United States Plans
Interest cost	$2.6	$2.5	$2.7
Expected return on plan assets	(4.5)	(4.9)	(4.9)
Amortization of actuarial loss	2.0	1.8	1.8
Amortization of prior service credit	—	(0.2)	(0.3)
Settlements	—	1.1	1.0
Net periodic pension expense	$0.1	$0.3	$0.3
Non-U.S. Plans
Service cost	$0.1	$0.2	$0.2
Interest cost	4.1	4.0	4.1
Expected return on plan assets	(10.2)	(10.5)	(9.2)
Amortization of actuarial loss	1.9	2.0	2.7
Amortization of prior service cost	0.1	—	—
Net periodic pension benefit	$(4.0)	$(4.3)	$(2.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31:

	2019	2018	2017
United States Plans
Current year actuarial (gain) loss	$(0.4)	$4.8	$(2.0)
Amortization of actuarial loss	(2.0)	(1.8)	(1.8)
Amortization of prior service credit	—	0.2	0.3
Curtailments and Settlements	—	(1.1)	(1.0)
Total recognized in other comprehensive income (loss)	$(2.4)	$2.1	$(4.5)
Non-U.S. Plans
Current year actuarial (gain) loss	$(0.1)	$18.8	$(13.8)
Current year prior service (credit) cost	—	1.9	—
Amortization of actuarial loss	(1.9)	(2.0)	(2.7)
Amortization of prior service (cost) credit	(0.1)	—	—
Total recognized in other comprehensive income (loss)	$(2.1)	$18.7	$(16.5)

The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Projected benefit obligation at beginning of year	$66.8	$166.4	$74.8	$179.0
Service cost	—	0.1	—	0.2
Interest cost	2.6	4.1	2.5	4.0
Actuarial (gain) loss	6.5	17.7	(3.9)	(2.9)
Benefits paid	(5.7)	(6.9)	(4.4)	(6.4)
Employee contributions	—	0.2	—	0.2
Plan amendments	—	—	—	2.0
Lump sum payments	—	—	(2.2)	—
Foreign currency exchange rate changes	—	4.7	—	(9.7)
Projected benefit obligation at end of year	$70.2	$186.3	$66.8	$166.4
Accumulated benefit obligation at end of year	$70.2	$185.6	$66.8	$165.8
Change in plan assets
Fair value of plan assets at beginning of year	$60.7	$152.3	$71.0	$178.3
Actual return on plan assets	11.4	27.9	(3.7)	(12.0)
Employer contributions	—	1.2	—	0.8
Employee contributions	—	0.2	—	0.2
Benefits paid	(5.7)	(6.9)	(4.4)	(6.4)
Settlements	—	—	(2.2)	—
Foreign currency exchange rate changes	—	4.8	—	(8.6)
Fair value of plan assets at end of year	$66.4	$179.5	$60.7	$152.3
Funded status at end of year	$(3.8)	$(6.8)	$(6.1)	$(14.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent liabilities	$(3.8)	$(6.8)	$(6.1)	$(14.1)
	$(3.8)	$(6.8)	$(6.1)	$(14.1)
Components of accumulated other comprehensive income (loss) consist of:
Actuarial loss	$37.3	$54.9	$39.7	$56.9
Prior service cost (credit)	—	1.7	—	1.8
Deferred taxes	(9.4)	(7.6)	(9.9)	(8.0)
Change in statutory tax rate	0.4	(2.0)	(4.4)	(2.0)
Foreign currency translation adjustment	—	2.0	—	2.0
	$28.3	$49.0	$25.4	$50.7

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
Expected amortization of amounts included in accumulated other comprehensive income (loss) to be recognized in net periodic benefit cost in 2020 are:

	Amount	Net of tax
Actuarial loss	$4.7	$3.7
Prior service cost	$0.1	$0.1

In 2020, the Company expects to contribute $0.4 million and $3.2 million to its U.S. and non-U.S. pension plans, respectively.
Pension benefit payments are made from assets of the pension plans. Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plans	Non-U.S. Plans
2020	$6.1	$6.4
2021	5.9	6.5
2022	5.8	6.7
2023	5.6	6.8
2024	5.3	7.2
2025 - 2029	21.7	41.1
	$50.4	$74.7

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
The following is the actual allocation percentage and target allocation percentage for the Company's U.S. pension plan assets at December 31:

	2019 Actual Allocation	2018 Actual Allocation	Target Allocation Range
U.S. equity securities	45.4%	43.7%	36% - 54%
Non-U.S. equity securities	20.2%	19.0%	16% - 24%
Fixed income securities	33.7%	36.4%	30% - 40%
Money market	0.7%	0.9%	0% - 10%

The following is the actual allocation percentage and target allocation percentage for the Company's U.K. pension plan assets at December 31:

	2019 Actual Allocation	2018 Actual Allocation	Target Allocation
U.K. equity securities	10.4%	20.9%	10%
Non-U.K. equity securities	60.7%	48.0%	60%
Fixed income securities	28.1%	30.4%	30%
Money market	0.8%	0.7%	—%

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

	Level 1		Level 2
	2019	2018	2019	2018
U.S. equity securities	$30.2	$26.5	$34.4	$21.2
U.K. equity securities	—	—	16.9	28.8
Non-U.S., non-U.K. equity securities	13.4	11.6	64.8	44.8
Fixed income securities	22.4	22.1	62.1	56.5
Money market	0.4	0.5	1.3	1.0
Total	$66.4	$60.7	$179.5	$152.3

Defined Contribution Plans: The Company has defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. The Company generally matches employee contributions based on plan provisions. In addition, in the United States and United Kingdom, the Company has defined contribution retirement plans whereby the contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $26.6 million, $26.5 million and $24.3 million in 2019, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 11—Inventories
Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At December 31, 2019 and 2018, 53% and 51%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, in the United States. The FIFO method is used with respect to all other inventories.
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
Inventories are summarized as follows:

	December 31
	2019	2018
Finished goods and service parts	$276.2	$248.6
Work in process	22.1	30.0
Raw materials	310.5	307.0
Total manufactured inventories	608.8	585.6
LIFO reserve	(48.9)	(52.0)
Total inventory	$559.9	$533.6
NOTE 12—Property, Plant and Equipment, Net
Property, plant and equipment are recorded at cost. Depreciation and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under finance leases, over their estimated useful lives using the straight-line method. Buildings are generally depreciated using a 20, 40 or 50-year life, improvements to land and buildings are depreciated over estimated useful lives ranging up to 40 years and equipment is depreciated over estimated useful lives ranging from three to 15 years. Capital grants received for the acquisition of equipment are recorded as reductions of the related equipment cost and reduce future depreciation expense. Repairs and maintenance costs are expensed when incurred.
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

During the fourth quarter of 2017, in connection with the preparation of the Company's annual operating plan for 2018 and longer-term forecast, the Company identified indicators of impairment at Nuvera due to the extension of time expected to commercialize Nuvera's products and the related length of time needed to achieve break-even operating results and positive cash flows. Accordingly, the Company performed an impairment analysis during the fourth quarter of 2017 of Nuvera's long-lived assets, including property, plant and equipment and intangible assets with finite lives. Based on this analysis, it was determined that the fair value of these assets was less than the respective carrying amounts of such assets, and accordingly, the Company recognized an impairment charge of $4.9 million in the Nuvera segment, which is included in selling, general and administrative expenses in the consolidated statement of operations. The impairment charge reduced property, plant, and equipment by $3.7 million and intangible assets by $1.2 million. The estimated fair value of intangible assets with finite lives was determined using a relief from royalty method and property, plant and equipment was determined using a cost approach. These valuation methods use Level 3 inputs under the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Property, plant and equipment, net includes the following:

	December 31
	2019	2018
Land and land improvements	$31.8	$32.9
Plant and equipment	764.0	740.0
Property, plant and equipment, at cost	795.8	772.9
Allowances for depreciation and amortization	(487.3)	(476.7)
	$308.5	$296.2

Total depreciation and amortization expense on property, plant and equipment was $36.7 million, $37.4 million and $37.4 million during 2019, 2018, and 2017, respectively.

NOTE 13—Goodwill and Intangible Assets

The Company evaluates the carrying amount of goodwill and indefinite-lived intangible assets for impairment annually as of May 1st and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. The Company uses either a qualitative or quantitative analysis to determine whether fair value exceeds carrying value. Goodwill impairment testing for 2019 was performed using a quantitative analysis for each reporting unit. As part of the quantitative testing process for goodwill, the Company estimated fair values using a discounted cash flow approach from the perspective of a market participant. Significant estimates in the discounted cash flow approach are cash flow forecasts of the reporting units, the discount rate, the terminal business value and the projected income tax rate. The cash flow forecasts of the reporting units are based upon management’s long-term view of markets and are the forecasts that are used by senior management and the Board of Directors to evaluate operating performance. The discount rate utilized is management’s estimate of what the market’s weighted average cost of capital is for a company with a similar debt rating and stock volatility, as measured by beta. The projected income tax rates utilized are the statutory tax rates for the countries where each reporting unit operates. The terminal business value is determined by applying a business growth factor to the latest year for which a forecast exists. As part of the goodwill quantitative testing process, the Company evaluates whether there are reasonably likely changes to management’s estimates that would have a material impact on the results of the goodwill impairment testing.

The annual testing of goodwill for impairment was conducted as of May 1, 2019. The fair value of each reporting unit was in excess of its carrying value and thus, no impairment exists.

The indefinite-lived intangible assets are the Bolzoni trademarks. Fair values used in testing for potential impairment of the trademarks are calculated by applying an estimated market value royalty rate to the forecasted revenues of the businesses that utilize those assets. The assumed cash flows from this calculation are discounted using Bolzoni’s weighted average cost of capital. The annual testing of indefinite-lived intangibles for impairment was conducted as of May 1, 2019. The fair value of the indefinite-lived intangible assets was in excess of its carrying value and thus, no impairment exists.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table summarizes intangible assets, other than goodwill, recorded in the consolidated balance sheets:

December 31, 2019	Gross Carrying Amount	Accumulated Amortization	Net Balance
Intangible assets not subject to amortization
Trademarks	$16.9	$—	$16.9
Intangible assets subject to amortization
Customer and contractual relationships	38.9	(13.5)	25.4
Patents and technology	20.6	(7.3)	13.3
Trademarks	5.3	(0.8)	4.5
Total	$81.7	$(21.6)	$60.1
December 31, 2018	Gross Carrying Amount	Accumulated Amortization	Net Balance
Intangible assets not subject to amortization
Trademarks	$17.2	$—	$17.2
Intangible assets subject to amortization
Customer and contractual relationships	$39.5	$(10.0)	$29.5
Patents and technology	20.9	(4.9)	16.0
Trademarks	5.4	(0.4)	5.0
Total	$83.0	$(15.3)	$67.7

As further described in Note 12, in 2017 the Company recognized a $1.2 million impairment charge for Nuvera consisting of $0.8 million and $0.4 million for patents and technology and trademarks, respectively.

Amortization expense for intangible assets, which is recognized on a straight-line basis over the estimated useful life of the related asset, was $6.6 million and $6.6 million in 2019 and 2018, respectively. Expected annual amortization expense of other intangible assets, based upon December 31, 2019 U.S. dollar values, for the next five years is as follows: $5.7 million in 2020, $4.8 million in 2021, $4.3 million in 2022, $4.3 million in 2023 and $4.3 million in 2024. The weighted-average amortization period for intangible assets is as follows:

Intangible assets subject to amortization	Weighted-Average Useful Lives (Years)
Customer relationships	12
Engineering drawings	7
Patents	6
Trademarks	17

The following table summarizes goodwill by segment as of December 31, 2019 and 2018:

	Carrying Amount of Goodwill
	Americas	EMEA	JAPIC	Bolzoni	Total
Balance at January 1, 2018	$1.7	$0.8	$—	$56.6	$59.1
Additions	—	0.3	55.1	—	55.4
Foreign currency translation	—	—	(3.6)	(2.6)	(6.2)
Balance at December 31, 2018	$1.7	$1.1	$51.5	$54.0	$108.3
Foreign currency translation	—	(0.1)	(0.6)	(0.9)	(1.6)
Balance at December 31, 2019	$1.7	$1.0	$50.9	$53.1	$106.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 14—Current and Long-Term Financing
The following table summarizes available and outstanding borrowings:

	December 31
	2019	2018
Total outstanding borrowings:
Revolving credit agreements	$7.7	$13.3
Term loan, net	172.2	181.3
Other debt	86.1	89.6
Finance lease obligations	21.0	17.3
Total debt outstanding	$287.0	$301.5
Plus: discount on term loan and unamortized deferred financing fees	2.8	3.7
Total debt outstanding, gross	$289.8	$305.2
Current portion of borrowings outstanding	$82.3	$91.4
Long-term portion of borrowings outstanding	$204.7	$210.1
Total available borrowings, net of limitations, under revolving credit agreements	$260.6	$217.5
Unused revolving credit agreements	$252.9	$204.2
Weighted average stated interest rate on total borrowings	4.6%	5.0%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements)	3.6%	4.0%

Annual maturities of total debt, excluding finance leases, are as follows:

2020	$74.7
2021	33.7
2022	15.4
2023	145.0
2024	—
Thereafter	—
$268.8

Interest paid on total debt was $19.5 million, $15.0 million and $13.6 million during 2019, 2018 and 2017, respectively.

The Company has a $240.0 million secured, floating-rate revolving credit facility (the "Facility") that expires in April 2022. There were $0.3 million of borrowings outstanding under the Facility at December 31, 2019. The availability under the Facility, at December 31, 2019, was $234.7 million, which reflects reductions of $5.0 million for letters of credit and other restrictions. As of December 31, 2019, the Facility consisted of a U.S. revolving credit facility of $150.0 million and a non-U.S. revolving credit facility of $90.0 million. The obligations under the Facility are generally secured by a first lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory (the "Facility Collateral") and a second lien on the Term Loan Collateral (defined below). The approximate book value of assets held as collateral under the Facility was $900 million as of December 31, 2019.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, as of December 31, 2019, for U.S. base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margin, as of December 31, 2019, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable interest rates for the borrowings outstanding under the Facility on December 31, 2019 was 1.50%. The Facility also required the payment of a fee of 0.250% per annum on the unused commitment as of December 31, 2019.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as set forth in the Facility, and limits the payment of dividends. If

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

average availability for both total and U.S. revolving credit facilities, on a pro forma basis, is greater than 15% and less than or equal to 20%, the Company may pay dividends subject to achieving a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00, as defined in the Facility. If the average availability is greater than 20% for both total and U.S. revolving credit facilities, on a pro forma basis, the Company may pay dividends without any minimum Fixed Charge Coverage Ratio requirement. The Facility also requires the Company to achieve a minimum Fixed Charge Coverage Ratio in certain circumstances in which total excess availability is less than 10% of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than 10% of the U.S. revolver commitments, as defined in the Facility. At December 31, 2019, the Company was in compliance with the covenants in the Facility.

The Company also has a $200.0 million term loan (the "Term Loan"), which matures in May 2023. The Term Loan requires quarterly principal payments on the last business day of each March, June, September and December in an amount equal to $2.5 million. The final principal repayment is due on May 30, 2023. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At December 31, 2019, there was $175.0 million of principal outstanding under the Term Loan which has been reduced in the Consolidated Balance Sheet by $2.8 million of discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property (collectively, the "Term Loan Collateral") and a second priority lien on the Facility Collateral. The approximate book value of assets held as collateral under the Term Loan was $600 million as of December 31, 2019.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin, as provided in the Term Loan, is 2.25% for U.S. base rate loans and 3.25% for Eurodollar loans. The interest rate on the amount outstanding under the Term Loan at December 31, 2019 was 5.05%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds. The Term Loan limits the payment of regularly scheduled dividends and other restricted payments to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 1.75 to 1.00 at the time of the payment. At December 31, 2019, the Company was in compliance with the covenants in the Term Loan.

The Company incurred fees and expenses of $0.4 million, $0.6 million and $4.7 million in 2019, 2018 and 2017, respectively. These fees related to amending the Facility and entry into and amending the Term Loan. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.

The Company had other debt outstanding, excluding finance leases, of approximately $93.5 million at December 31, 2019. In addition to the excess availability under the Facility, the Company had remaining availability of $18.2 million related to other non-U.S. revolving credit agreements.

NOTE 15—Leasing Arrangements

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

The Company's adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The Company's accounting for finance leases (formerly referred to as capital leases prior to the adoption of the new lease standard) remained substantially unchanged. The impact of the adoption of the new lease standard included the recognition of right-of-use ("ROU") assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of approximately $82.7 million and $80.8 million, respectively, as of January 1, 2019. The $80.8 million is net of $6.2 million of lease related liabilities which had been recorded under previous accounting standards and have been reclassified as a contra-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

asset under the new standard. In addition, a cumulative adjustment was recorded to increase retained earnings by $1.4 million as of January 1, 2019, for certain sales-leaseback transactions for which profit recognition was deferred previously under accounting standards but is no longer deferred under the new lease standard. The new lease standard did not materially affect the Company's consolidated net earnings and had no impact on cash flows for the year ended December 31, 2019.

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

As of December 31, 2019, the Company had the following amounts recorded on the Company's unaudited condensed consolidated balance sheet:

	Location on Balance Sheet	December 31, 2019
Assets
Operating lease assets	Other non-current assets	$76.3
Finance lease assets	Property, plant and equipment, net	26.3
Total		$102.6
Liabilities
Current
Operating lease liabilities	Other current liabilities	18.0
Finance lease liabilities	Current maturities of long-term debt	8.5
Long-term
Operating lease liabilities	Other long-term liabilities	62.3
Finance lease liabilities	Long-term debt	12.5
Total		$101.3

Finance lease assets are recorded net of accumulated amortization of $13.5 million as of December 31, 2019. In addition, leases with HYGFS included in the unaudited condensed consolidated balance sheet at December 31, 2019, include $17.7 million of ROU assets and $17.8 million of lease liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

As of December 31, 2019, the Company had the following remaining lease term and weighted average discount rates:

	Operating Leases	Finance Leases
Weighted-average remaining lease term in years	7.12	3.10
Weighted-average discount rate	5.11%	3.46%

For the December 31, 2019, the Company recorded the following amounts:

		Year Ended
	Location on Income Statement	December 31, 2019
Operating lease cost	Cost of sales	$8.6
Operating lease cost	Selling, general and administrative expenses	16.3
Finance lease cost
Amortization of leased assets	Cost of sales	7.8
Interest on lease liabilities	Interest expense	0.6
Sublease income	Revenues	(11.5)
Total		$21.8

The Company recognizes sublease income primarily related to lift trucks in which the Company records revenues over the term of the lease in accordance with the rental agreements with its customers. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of December 31, 2019 were $30.1 million.

For the year ended December 31, 2019, the Company recorded the following amounts:

Year Ended
December 31, 2019
Cash paid for lease liabilities
Operating cash flows from operating leases	$24.2
Operating cash flows from finance leases	0.6
Financing cash flows from finance leases	7.9
Non-cash amounts related to right-of-use assets obtained in exchange for lease obligations
Operating	18.3
Finance	4.4

Annual maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases	Total
2020	$21.2	$9.0	$30.2
2021	16.8	6.2	23.0
2022	13.7	3.2	16.9
2023	10.4	2.3	12.7
2024	7.6	1.0	8.6
Thereafter	27.2	0.1	27.3
	96.9	21.8	118.7
Less: Interest	(16.6)	(0.8)	(17.4)
Net	$80.3	$21.0	$101.3

The Company leases certain office, manufacturing and warehouse facilities and machinery and equipment under noncancellable finance and operating leases that expire at various dates through 2037. Many leases include renewal and/or fair value purchase options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Assets recorded under finance leases are included in property, plant and equipment and consist of the following:

	December 31
	2019	2018
Plant and equipment	$39.8	$38.7
Less accumulated amortization	(13.5)	(13.5)
	$26.3	$25.2

Amortization of plant and equipment under finance leases is included in depreciation expense. Finance lease obligations of $7.9 million, $4.7 million and $0.2 million were incurred in connection with lease agreements to acquire machinery and equipment during 2019, 2018 and 2017, respectively.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

	2019	2018
Balance at January 1	$56.9	$51.0
Current year warranty expense	42.1	34.8
Change in estimate related to pre-existing warranties	2.5	(0.8)
Payments made	(36.1)	(27.2)
Foreign currency effect	(0.2)	(0.9)
Balance at December 31	$65.2	$56.9

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

The amount and ultimate timing of realization of these recoveries is dependent upon administrative approvals, generation of federal tax liabilities in Brazil eligible for offset and potential impacts of future legislative actions within Brazil, all of which are uncertain. Based upon a probability weighted analysis, including a review of historical earnings and trends, forecasted earnings, the relevant expiration of carryforwards and the potential of selling the credits at a significant discount, the Company determined the net realizable value of the credits is approximately $8 million Brazilian reais, or $2 million. These credits are recorded on the line “Cost of sales” in the Consolidated Statements of Operations. The Company currently expects to realize this amount within the next one to five years. Future legislative changes in Brazil, changes in the Company’s forecasted earnings or resolution of other uncertainties could impact the estimate of the amount realizable for these tax credits.

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

NOTE 18—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at December 31, 2019 and 2018 were $179.7 million and $192.7 million, respectively. As of December 31, 2019, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at December 31, 2019 was approximately $238.4 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of December 31, 2019, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $31.0 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $11.3 million as of December 31, 2019. The $31.0 million is included in the $179.7 million of total amounts subject to recourse or repurchase obligations at December 31, 2019.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At December 31, 2019, approximately $144.8 million of the Company's total recourse or repurchase obligations of $179.7 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At December 31, 2019, loans from WF to HYGFS totaled $1.2 billion. Although the Company’s contractual guarantee was $239.3 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $144.8 million. Excluding the HYGFS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $214.3 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $302.7 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at December 31, 2019:

	HYGFS	Total
Total recourse or repurchase obligations	$144.8	$179.7
Less: exposure limited for certain dealers	31.0	31.0
Plus: 7.5% of original loan balance	11.3	11.3
	125.1	160.0
Incremental obligation related to guarantee to WF	214.3	214.3
Total exposure related to guarantees	$339.4	$374.3

NOTE 19—Debt and Equity Investments and Related Party Transactions

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
Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt financing to dealers and lease financing to both dealers and customers. HYGFS’ total purchases of Hyster® and Yale® lift trucks from dealers, and directly from the Company such that HYGFS could provide retail lease financing to customers for the years ended December 31, 2019, 2018 and 2017 were $514.1 million, $536.2 million and $475.9 million, respectively. Of these amounts, $126.4 million, $79.5 million and $71.1 million for the years ended December 31, 2019, 2018 and 2017, respectively, were invoiced directly from the Company to HYGFS so that the customer could obtain operating lease financing from HYGFS. Amounts receivable from HYGFS were $9.0 million and $11.2 million at December 31, 2019 and 2018, respectively. The Company provides recourse for certain financing provided by HYGFS to its dealers and customers. In addition, the Company also provides a guarantee to WF for their portion of HYGFS' debt. Refer to Note 18 for additional details relating to the guarantees provided to WF.
In addition to providing financing to dealers, HYGFS provides operating lease financing to the Company. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain customers whereby the Company sells lift trucks to HYGFS, leases these lift trucks back under an operating lease agreement and then subleases those lift trucks to customers under an operating lease agreement. Total obligations to HYGFS under the operating lease agreements were $21.2 million and $15.5 million at December 31, 2019 and 2018, respectively. In addition, the Company provides certain subsidies to its dealers that are paid directly to HYGFS. Total subsidies were $6.0 million, $5.0 million and $3.3 million for 2019, 2018 and 2017, respectively.

The Company provides certain services to HYGFS for which it receives compensation under the terms of the joint venture agreement. The services consist primarily of administrative functions and remarketing services. Total income recorded by the Company related to these services was $7.0 million in 2019, $8.0 million in 2018 and $9.5 million in 2017.
The Company has a 50% ownership interest in SN, a limited liability company that was formed primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®- branded lift trucks and related components and service parts outside of Japan. The Company purchases products from SN under agreed-upon terms. The Company’s ownership in SN is also accounted for using the equity method of accounting and is included in the JAPIC segment. The Company purchases products from SN under normal trade terms based on current market prices. In 2019, 2018 and 2017, purchases from SN were $45.5 million, $65.4 million and $46.8 million, respectively. Amounts payable to SN at December 31, 2019 and 2018 were $15.6 million and $21.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The Company recognized income of $0.3 million, $0.4 million and $0.4 million for payments from SN for use of technology developed by the Company which is included in “Revenues” in the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, respectively.
Summarized unaudited financial information for equity investments is as follows:

	2019	2018	2017
Statement of Operations
Revenues	$424.3	$413.0	$350.3
Gross profit	$127.4	$126.9	$111.9
Income from continuing operations	$37.4	$36.7	$127.2
Net income	$37.4	$36.7	$127.2
Balance Sheet
Current assets	$123.7	$130.9
Non-current assets	$1,665.2	$1,609.7
Current liabilities	$133.6	$123.5
Non-current liabilities	$1,454.3	$1,431.2

The results of HYGFS for 2017, which are included in the table above, include a provisional benefit of $99.2 million related to the Tax Reform Act, of which the Company recognized $19.8 million under the equity method of accounting for HYGFS.
The Company's equity investments in unconsolidated affiliates are included in “Investment in Unconsolidated Affiliates” in the Consolidated Balance Sheets as follows:

	December 31, 2019	December 31, 2018
HYGFS	$22.8	$20.6
SN	43.9	41.3
Bolzoni	0.3	0.5
Dividends received from unconsolidated affiliates for the year ended December 31, are summarized below:

	2019	2018	2017
HYGFS	$4.1	$20.1	$2.4
SN	1.0	2.1	0.4
	$5.1	$22.2	$2.8
The Company has an approximately 19% ownership interest through common and redeemable preferred shares in a third party, OneH2, Inc. ("OneH2"). The Company's investment was $10.6 million and $9.1 million as of December 31, 2019 and December 31, 2018, respectively. The Company recorded $1.3 million of accrued dividend income related to this investment in 2019.

The Company has an equity investment in a third party valued using a quoted market price in an active market, or Level 1 in the fair value hierarchy. The Company's investment as of December 31, 2019 and December 31, 2018 was $2.4 million and $4.1 million, respectively. Any gain or loss on the investment is included on the line "Other" in the "Other (income) expense" section of the Consolidated Statements of Operations for the years ended December 31, as follows:

	2019	2018
Loss on equity investment	$(1.6)	$(5.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 20—Restructuring

In 2019, as part of a plan to expand Bolzoni's capabilities in the United States, Bolzoni's North America attachment manufacturing was moved into HYG's Sulligent, Alabama manufacturing facility. As a result, effective January 1, 2019, the Sulligent facility became a Bolzoni facility.

As a result of this restructuring, Bolzoni recognized charges totaling approximately $2.5 million during the year ended December 31, 2019. During 2019, the Company incurred $0.4 million related to severance, which was recorded on the line "Selling, general and administrative expenses," and $2.1 million related to plant rearrangement and moving costs, which was recorded in "Cost of sales." Severance payments of $0.4 million were made during 2019. Cash payments related to this restructuring plan were completed in 2019.

NOTE 21—Other Items

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

Certain components of fork lift trucks, including counterweights and forks, were listed in the notice as exclusions for the additional duties. The Company recognized $11.8 million of retroactive tariff recoveries in 2019, which is included in the line "Cost of sales" in the Consolidated Statements of Operations.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2019, 2018 AND 2017

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe (A)	Deductions — Describe		Balance at End of Period
	(In millions)
2019
Reserves deducted from asset accounts:
Allowance for doubtful accounts (B)	$9.7	$1.2	$(1.2)	$—	(C)	$9.7
2018
Reserves deducted from asset accounts:
Allowance for doubtful accounts (B)	$8.7	$1.9	$(0.9)	$—	(C)	$9.7
2017
Reserves deducted from asset accounts:
Allowance for doubtful accounts (B)	$14.9	$0.2	$1.1	$7.5	(C)	$8.7

(A)	Foreign currency translation adjustments and other.

(B)	Includes allowance of receivables classified as long-term of $4.1 million, $4.3 million and $5.0 million in 2019, 2018 and 2017, respectively.

(C)	Write-offs, net of recoveries.