Form 10-Q
period 2020-03-31
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2020-05-21
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at May 18, 2020: 12,930,874
Number of shares of Class B Common Stock outstanding at May 18, 2020: 3,857,475

EXPLANATORY NOTE

Hyster-Yale Materials Handling, Inc. (the "Company") previously disclosed in a Current Report on Form 8-K, dated May 11, 2020, that it was unable to meet the original deadline for the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 due to circumstances related to the global outbreak of novel coronavirus (“COVID-19”).

The significant decline in economic activity caused by the COVID-19 pandemic has disrupted the Company’s operations, reduced the demand for the Company’s products from customers and reduced the availability of components from the Company’s suppliers. In addition, the Company’s stock price has been volatile and declined significantly during the first quarter of 2020, consistent with broad trends in the global financial markets. These items, among others, were indicators of impairment and therefore, the Company performed interim goodwill and indefinite-lived intangible asset impairment tests as of March 31, 2020. The Company reduced its forecasted future cash flows based on the deterioration and future uncertainty of global economic conditions for this interim test. The changes were based on significantly reduced forecasted 2020 operating results and a high level of uncertainty regarding the timing of the expected recovery of the economy from the COVID-19 pandemic. The interim impairment analysis for goodwill and indefinite-lived intangible assets, which the Company was unable to conclude prior to the original Form 10-Q filing deadline due to circumstances related to the global outbreak of COVID-19, ultimately indicated the values of these assets were not impaired as of March 31, 2020. In addition, the Company performed an impairment analysis of its tangible, right-of-use and other intangible assets that indicated the values of these assets were not impaired as of March 31, 2020.

The Company relied on SEC Release No. 34-88465 dated March 25, 2020, which allows a registrant to delay the filing of certain reports under the Securities Exchange Act of 1934 by up to 45 days after the original due date if the registrant is unable to meet the filing deadline due to circumstances related to the COVID-19 pandemic.

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2020	DECEMBER 31 2019
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$50.4	$64.6
Accounts receivable, net	472.0	468.3
Inventories, net	555.8	559.9
Prepaid expenses and other	77.3	63.0
Total Current Assets	1,155.5	1,155.8
Property, Plant and Equipment, Net	312.7	308.5
Intangible Assets, Net	57.3	60.1
Goodwill	104.3	106.7
Deferred Income Taxes	34.5	30.8
Investment in Unconsolidated Affiliates	73.2	80.0
Other Non-current Assets	111.2	105.3
Total Assets	$1,848.7	$1,847.2
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$416.0	$401.5
Accounts payable, affiliates	16.1	15.6
Revolving credit facilities	62.6	7.7
Current maturities of long-term debt	76.8	74.6
Accrued payroll	34.7	66.1
Deferred revenue	42.2	49.1
Other current liabilities	204.6	202.4
Total Current Liabilities	853.0	817.0
Long-term Debt	200.7	204.7
Self-insurance Liabilities	31.0	31.4
Pension Obligations	10.3	13.5
Deferred Income Taxes	14.9	15.4
Other Long-term Liabilities	196.1	188.2
Total Liabilities	1,306.0	1,270.2
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 12,924,282 shares outstanding (2019 - 12,802,455 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,857,925 shares outstanding (2019 - 3,864,462 shares outstanding)	0.1	0.1
Capital in excess of par value	313.2	321.3
Treasury stock	(7.6)	(15.9)
Retained earnings	437.4	427.4
Accumulated other comprehensive loss	(232.8)	(188.7)
Total Stockholders' Equity	510.4	544.3
Noncontrolling Interests	32.3	32.7
Total Equity	542.7	577.0
Total Liabilities and Equity	$1,848.7	$1,847.2

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2020	2019
	(In millions, except per share data)
Revenues	$785.7	$834.8
Cost of sales	649.0	708.6
Gross Profit	136.7	126.2
Operating Expenses
Selling, general and administrative expenses	116.5	122.8
Operating Profit	20.2	3.4
Other (income) expense
Interest expense	4.3	4.5
Income from unconsolidated affiliates	(1.6)	(2.7)
Other, net	(2.2)	(3.1)
	0.5	(1.3)
Income Before Income Taxes	19.7	4.7
Income tax provision	4.1	1.5
Net Income	15.6	3.2
Net (income) loss attributable to noncontrolling interests	(0.3)	0.2
Net Income Attributable to Stockholders	$15.3	$3.4

Basic Earnings per Share	$0.91	$0.20
Diluted Earnings per Share	$0.91	$0.20

Dividends per Share	$0.3175	$0.3100

Basic Weighted Average Shares Outstanding	16.726	16.607
Diluted Weighted Average Shares Outstanding	16.787	16.679

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED
	MARCH 31
	2020	2019
	(In millions)
Net Income	$15.6	$3.2
Other comprehensive income (loss)
Foreign currency translation adjustment	(25.5)	(2.3)
Current period cash flow hedging activity	(22.5)	(9.8)
Reclassification of hedging activities into earnings	3.0	0.8
Reclassification of pension into earnings	0.9	0.9
Comprehensive Income (Loss)	$(28.5)	$(7.2)
Other comprehensive (income) loss attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests	(0.3)	0.2
Foreign currency translation adjustment attributable to noncontrolling interests	0.7	—
Comprehensive Income (Loss) Attributable to Stockholders	$(28.1)	$(7.0)

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2020	2019
	(In millions)
Operating Activities
Net income	$15.6	$3.2
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	10.4	11.2
Amortization of deferred financing fees	0.4	0.4
Deferred income taxes	2.1	—
Stock-based compensation	0.3	3.1
Dividends from unconsolidated affiliates	7.3	5.1
Other non-current liabilities	(5.2)	(1.2)
Other	4.9	(3.5)
Working capital changes:
Accounts receivable	(28.1)	(26.8)
Inventories	(11.5)	(58.9)
Other current assets	(13.6)	(6.5)
Accounts payable	22.0	46.5
Other current liabilities	(50.3)	5.0
Net cash used for operating activities	(45.7)	(22.4)
Investing Activities
Expenditures for property, plant and equipment	(17.6)	(8.6)
Proceeds from the sale of assets	0.2	0.6
Net cash used for investing activities	(17.4)	(8.0)
Financing Activities
Additions to long-term debt	21.2	16.7
Reductions of long-term debt	(18.2)	(23.3)
Net change to revolving credit agreements	55.5	15.5
Cash dividends paid	(5.3)	(5.2)
Other	(0.1)	(0.1)
Net cash provided by financing activities	53.1	3.6
Effect of exchange rate changes on cash	(4.2)	(1.2)
Cash and Cash Equivalents
Decrease for the period	(14.2)	(28.0)
Balance at the beginning of the period	64.6	83.7
Balance at the end of the period	$50.4	$55.7

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance, December 31, 2018	$0.1	$0.1	$(24.1)	$321.5	$407.3	$(85.9)	$(15.5)	$(76.1)	$527.4	$32.1	$559.5
Cumulative effect of change in accounting	—	—	—	—	5.3	—	0.9	(4.8)	1.4	—	1.4
Stock-based compensation	—	—	—	3.1	—	—	—	—	3.1	—	3.1
Stock issued under stock compensation plans	—	—	7.2	(7.2)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.2)	—	—	—	—	—	(0.2)	—	(0.2)
Net income (loss)	—	—	—	—	3.4	—	—	—	3.4	(0.2)	3.2
Cash dividends	—	—	—	—	(5.2)	—	—	—	(5.2)	—	(5.2)
Current period other comprehensive income (loss)	—	—	—	—	—	(2.3)	(9.8)	—	(12.1)	—	(12.1)
Reclassification adjustment to net income	—	—	—	—	—	—	0.8	0.9	1.7	—	1.7
Balance, March 31, 2019	$0.1	$0.1	$(17.1)	$317.4	$410.8	$(88.2)	$(23.6)	$(80.0)	$519.5	$31.9	$551.4

Balance, December 31, 2019	$0.1	$0.1	$(15.9)	$321.3	$427.4	$(92.9)	$(18.5)	$(77.3)	$544.3	$32.7	$577.0
Stock-based compensation	—	—	—	0.3	—	—	—	—	0.3	—	0.3
Stock issued under stock compensation plans	—	—	8.4	(8.4)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	15.3	—	—	—	15.3	0.3	15.6
Cash dividends	—	—	—	—	(5.3)	—	—	—	(5.3)	—	(5.3)
Current period other comprehensive income (loss)	—	—	—	—	—	(25.5)	(22.5)	—	(48.0)	—	(48.0)
Reclassification adjustment to net income	—	—	—	—	—	—	3.0	0.9	3.9	—	3.9
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.7)	(0.7)
Balance, March 31, 2020	$0.1	$0.1	$(7.6)	$313.2	$437.4	$(118.4)	$(38.0)	$(76.4)	$510.4	$32.3	$542.7

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2020 and the results of its operations and changes in equity for the three months ended March 31, 2020 and 2019, and the results of its cash flows for the three months ended March 31, 2020 and 2019 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The accompanying unaudited condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.

Note 2—Recently Issued Accounting Standards

The following table provides a brief description of recent accounting standard updates ("ASU") adopted January 1, 2020. Unless otherwise noted, the adoption of these standards did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

Standard	Description
ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326)(Subsequent ASUs have been issued in 2018, 2019 and 2020 to update or clarify this guidance)	The guidance eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The guidance also requires additional disclosures in certain circumstances.
ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities	The guidance provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests.
ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606	The guidance clarifies the accounting for collaborative arrangements in conjunction with the adoption of "Revenue from Contracts with Customers (Topic 606)."
ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	The guidance removes the second step of the two-step test for the measurement of goodwill impairment.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	The guidance removes, modifies and adds certain disclosures relating to fair value measurements.
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract	The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting agreement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.
The following table provides a brief ASUs not yet adopted:

Standard	Description	Required Date of Adoption	Effect on the financial statements or other significant matters
ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes	The guidance eliminates certain exceptions to the income tax guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.	January 1, 2021	The Company is currently evaluating the guidance and the effect on its financial position, results of operations, cash flows and related disclosures.
ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815	The guidance clarifies certain interactions between the guidance to account for certain equity securities and investments under the equity method of accounting.	January 1, 2021	The Company is currently evaluating the guidance and the effect on its financial position, results of operations, cash flows and related disclosures.
ASU 2020-04, Reference Rate Reform (Topic 848)	The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	From the date of issuance through December 31, 2022	The Company is currently evaluating the guidance and the effect on its financial position, results of operations, cash flows and related disclosures.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the first three months of 2020 and 2019.

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

The following table disaggregates revenue by category:

	THREE MONTHS ENDED
	MARCH 31, 2020
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$287.3	$120.6	$37.2	$—	$—	$—	$445.1
Direct customer sales	134.7	3.7	—	—	—	—	138.4
Aftermarket sales	105.1	23.4	7.1	—	—	—	135.6
Other	23.6	4.4	0.3	87.9	1.4	(51.0)	66.6
Total Revenues	$550.7	$152.1	$44.6	$87.9	$1.4	$(51.0)	$785.7

	THREE MONTHS ENDED
	MARCH 31, 2019
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$284.5	$153.8	$54.8	$—	$—	$—	$493.1
Direct customer sales	120.1	4.0	—	—	—	—	124.1
Aftermarket sales	100.9	25.9	8.3	—	—	—	135.1
Other	29.0	6.4	0.3	91.8	4.5	(49.5)	82.5
Total Revenues	$534.5	$190.1	$63.4	$91.8	$4.5	$(49.5)	$834.8

Dealer sales are recognized when the Company transfers control based on the shipping terms of the contract, which is generally when the truck is shipped from the manufacturing facility to the dealers. The majority of direct customer sales are to National Account customers. In these transactions, the Company transfers control and recognizes revenue when it delivers the product to the customer according to the terms of the contract. Aftermarket sales represent parts sales, extended warranty and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract, which reflects the costs to perform under these contracts and corresponds with, and thereby depicts, the transfer of control to the customer. Bolzoni revenue from external customers is primarily the sale of attachments to customers. In these transactions, the Company transfers control and recognizes revenue according to the shipping terms of the contract. In the United States, Bolzoni also has revenue for sales of forklift components to HYG plants. Nuvera's revenues include development funding from third-party development agreements and the sale of battery box replacement units, fuel cell stacks and engines to HYG for the manufacture of lift trucks. In all revenue transactions, the Company receives cash equal to the invoice price and amount of consideration received and the revenue recognized may vary with changes in marketing incentives. Intercompany revenues between Bolzoni, Nuvera and the lift truck business have been eliminated.

Deferred Revenue: The Company defers revenue for transactions that have not met the criteria for recognition at the time payment is collected, including extended warranties and maintenance contracts. In addition, for certain products, services and customer types, the Company collects payment prior to the transfer of control to the customer.

Deferred Revenue
Balance, December 31, 2019	$73.3
Customer deposits and billings	5.6
Revenue recognized	(11.3)
Foreign currency effect	(0.4)
Balance, March 31, 2020	$67.2

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

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED
	MARCH 31
	2020	2019
Revenues from external customers
Americas	$550.7	$534.5
EMEA	152.1	190.1
JAPIC	44.6	63.4
Lift truck business	747.4	788.0
Bolzoni	87.9	91.8
Nuvera	1.4	4.5
Eliminations	(51.0)	(49.5)
Total	$785.7	$834.8

	THREE MONTHS ENDED
	MARCH 31
	2020	2019
Gross profit (loss)
Americas	$99.7	$81.4
EMEA	19.3	25.1
JAPIC	4.5	6.1
Lift truck business	123.5	112.6
Bolzoni	16.9	15.6
Nuvera	(2.6)	(1.8)
Eliminations	(1.1)	(0.2)
Total	$136.7	$126.2
Operating profit (loss)
Americas	$38.5	$15.3
EMEA	(4.5)	—
JAPIC	(6.0)	(4.5)
Lift truck business	28.0	10.8
Bolzoni	2.7	1.2
Nuvera	(9.4)	(8.4)
Eliminations	(1.1)	(0.2)
Total	$20.2	$3.4
Net income (loss) attributable to stockholders
Americas	$27.8	$12.1
EMEA	(3.1)	(0.1)
JAPIC	(4.6)	(2.4)
Lift truck business	20.1	9.6
Bolzoni	2.7	0.3
Nuvera	(6.7)	(6.1)
Eliminations	(0.8)	(0.4)
Total	$15.3	$3.4

Note 5—Income Taxes

In general, the interim income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter's year-to-date pre-tax income or loss. However, in limited situations in which an estimated annual effective income tax rate cannot be reliably forecasted, the actual effective tax rate computed from year-to-date earnings should be reported instead. As a result of market conditions and uncertainty generated by the impacts of COVID-19, the Company’s ability to reliably forecast current year earnings is limited. Accordingly, the Company’s reported income tax rate for the first quarter of 2020 is the actual effective tax rate.

The Company’s reported income tax rate for the first quarter of 2019 was the estimated annual effective tax rate as of March 31, 2019. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company's annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company's ability to use tax credits and net operating loss carryforwards and capital loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates and certain circumstances with respect to valuation allowances or the tax effect of other unusual or nonrecurring transactions or adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual effective income tax rate. Additionally, the Company's interim effective income tax rate is computed and applied without regard to pre-tax losses where such losses are not expected to generate a current-year tax benefit.

A reconciliation of the consolidated federal statutory rate to the reported income tax rate is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2020	2019
Income before income taxes	$19.7	$4.7
Statutory taxes (21%)	$4.1	$1.0
Interim adjustment	—	0.4
Permanent adjustments	1.1	—
Discrete items	(1.1)	0.1
Income tax provision	$4.1	$1.5
Reported income tax rate	20.8%	31.9%

Note 6—Reclassifications from OCI

The following table summarizes reclassifications out of Accumulated Other Comprehensive Income ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI		Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED
	MARCH 31
	2020	2019
Gain (loss) on cash flow hedges:
Interest rate contracts	$0.1	$(0.2)	Interest expense
Foreign exchange contracts	(4.1)	(1.1)	Cost of sales
Total before tax	(4.0)	(1.3)	Income before income taxes
Tax benefit	1.0	0.5	Income tax provision
Net of tax	$(3.0)	$(0.8)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(1.1)	$(1.0)	Other, net
Total before tax	(1.1)	(1.0)	Income before income taxes
Tax benefit	0.2	0.1	Income tax provision
Net of tax	$(0.9)	$(0.9)	Net income
Total reclassifications for the period	$(3.9)	$(1.7)

Note 7—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At March 31, 2020, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $297.9 million and $320.3 million, respectively. At December 31, 2019, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $265.1 million and $266.0 million, respectively.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $985.9 million at March 31, 2020, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Mexican pesos, Australian dollars, Swedish kroner, Chinese renminbi and Brazilian real. The Company held forward foreign currency exchange contracts with total notional amounts of $960.9 million at December 31, 2019, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Mexican pesos, Australian dollars, Swedish kroner, Brazilian real and Chinese renminbi. The fair value of these contracts approximated a net liability of $38.9 million and $19.8 million at March 31, 2020 and December 31, 2019, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2020, $18.2 million of the amount of net deferred loss included in OCI at March 31, 2020 is expected to be reclassified as expense into the unaudited condensed consolidated statement of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on its $200.0 million term loan (the "Term Loan") borrowings. The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at March 31, 2020 and December 31, 2019:

Notional Amount		Average Fixed Rate
March 31	December 31	March 31	December 31
2020	2019	2020	2019	Term at March 31, 2020
$56.5	$56.5	1.94%	1.94%	Extending to November 2022
$74.6	$74.6	2.20%	2.20%	Extending to May 2023

The fair value of all interest rate swap agreements was a net liability of $5.9 million and $2.1 million at March 31, 2020 and December 31, 2019, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2020, $1.6 million of the amount included in OCI as net deferred loss is expected to be reclassified as expense in the unaudited condensed consolidated statement of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	MARCH 31 2020	DECEMBER 31 2019	Balance Sheet Location	MARCH 31 2020	DECEMBER 31 2019
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$2.2	$0.7
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	3.7	1.4
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.5	3.1	Prepaid expenses and other	—	1.5
	Other current liabilities	4.3	1.7	Other current liabilities	28.5	17.1
Long-term	Other non-current assets	0.9	—	Other non-current assets	—	—
	Other long-term liabilities	0.8	3.5	Other long-term liabilities	18.3	9.6
Total derivatives designated as hedging instruments		$6.5	$8.3		$52.7	$30.3
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	1.2	0.4	Prepaid expenses and other	—	0.2
	Other current liabilities	2.3	2.3	Other current liabilities	2.1	2.4
Total derivatives not designated as hedging instruments		$3.5	$2.7		$2.1	$2.6
Total derivatives		$10.0	$11.0		$54.8	$32.9

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of March 31, 2020				Derivative Liabilities as of March 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$5.9	$—	$5.9	$5.9
Foreign currency exchange contracts	2.6	(2.6)	—	—	41.5	(2.6)	38.9	38.9
Total derivatives	$2.6	$(2.6)	$—	$—	$47.4	$(2.6)	$44.8	$44.8

	Derivative Assets as of December 31, 2019				Derivative Liabilities as of December 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$2.1	$—	$2.1	$2.1
Foreign currency exchange contracts	1.8	(1.8)	—	—	21.6	(1.8)	19.8	19.8
Total derivatives	$1.8	$(1.8)	$—	$—	$23.7	$(1.8)	$21.9	$21.9

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS ENDED			THREE MONTHS ENDED
	MARCH 31			MARCH 31
Derivatives designated as hedging instruments	2020	2019		2020	2019
Cash Flow Hedges
Interest rate swap agreements	$(3.8)	$(1.5)	Interest expense	$0.1	$(0.2)
Foreign currency exchange contracts	(26.3)	(12.0)	Cost of sales	(4.1)	(1.1)
Total	$(30.1)	$(13.5)		$(4.0)	$(1.3)

Derivatives Not Designated as Hedging Instruments			Location of Gain or (Loss) Recognized in Income on Derivative	2020	2019
Cash Flow Hedges
Foreign currency exchange contracts			Cost of sales	$(1.5)	$(4.3)
Total				$(1.5)	$(4.3)

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

The Company presents the components of net benefit cost, other than service cost, in other (income) expense in the unaudited condensed consolidated statements of operations for its pension plans. Service cost for the Company's pension plans continues to be reported in operating profit. The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2020	2019
U.S. Pension
Interest cost	$0.5	$0.7
Expected return on plan assets	(1.2)	(1.1)
Amortization of actuarial loss	0.5	0.5
Total	$(0.2)	$0.1
Non-U.S. Pension
Interest cost	$0.8	$1.1
Expected return on plan assets	(2.7)	(2.7)
Amortization of actuarial loss	0.6	0.5
Total	$(1.3)	$(1.1)

Note 9—Inventories

Inventories are summarized as follows:

	MARCH 31 2020	DECEMBER 31 2019
Finished goods and service parts	$313.8	$276.2
Work in process	12.5	22.1
Raw materials	278.5	310.5
Total manufactured inventories	604.8	608.8
LIFO reserve	(49.0)	(48.9)
Total inventory	$555.8	$559.9

Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At March 31, 2020 and December 31, 2019, 54% and 53%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

Note 10—Goodwill and Intangible Assets

During the first quarter of 2020, broad measures taken by governments, businesses and others across the globe to limit the spread of COVID-19 adversely affected the Company. Production was significantly reduced or suspended at the Company's Chinese and European facilities during the first quarter of 2020. The significant decline in economic activity has also reduced the demand for the Company's products from customers and limited the availability of components from suppliers. In addition, the Company’s stock price has been volatile and declined significantly during the first quarter of 2020, consistent with broad trends in the global financial markets. These items, among others, were indicators of impairment and therefore, the Company performed interim goodwill and indefinite-lived intangible asset impairment tests as of March 31, 2020. The Company reduced its forecasted future cash flows based on the deterioration and future uncertainty of global economic conditions for this interim test. The changes were based on significantly reduced forecasted 2020 operating results and a high level of uncertainty regarding the timing of the expected recovery of the economy from the COVID-19 pandemic. The interim impairment analysis for goodwill and indefinite-lived intangible assets indicated the values of these assets were not impaired as of March 31, 2020. In addition, the Company performed an impairment analysis of its tangible, right-of-use and other intangible assets that indicated the values of these assets were not impaired as of March 31, 2020.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2020
Balance at December 31, 2019	$65.2
Current year warranty expense	8.5
Change in estimate related to pre-existing warranties	1.0
Payments made	(8.9)
Foreign currency effect	(0.8)
Balance at March 31, 2020	$65.0

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

The Company previously filed legal actions in Brazil to recover certain social integration and social contribution taxes paid over gross sales, including ICMS receipts, which is a form of state value added tax. During 2019, the Company’s Brazil legal advisors notified the Company that they received judicial notification that the Superior Judicial Court rendered a favorable decision on the case granting the Company the right to recover, through offset of federal tax liabilities, amounts of overpayments collected by the government from 1999 to date. The judicial court decision is final and not subject to appeals. Based on analysis performed to date, the current estimate of the refund calculated on a gross basis is approximately 100 million Brazilian reais, or approximately $19 million as of March 31, 2020.

The amount and ultimate timing of realization of these recoveries is dependent upon administrative approvals, generation of federal tax liabilities in Brazil eligible for offset and potential impacts of future legislative actions within Brazil, all of which are uncertain. Based upon a probability weighted analysis, including a review of historical earnings and trends, forecasted earnings, the relevant expiration of carryforwards and the potential of selling the credits at a significant discount, the Company determined the net realizable value of the credits is approximately 8 million Brazilian reais, or $1.5 million as of March 31, 2020. The Company currently expects to realize this amount within the next one to five years. Future legislative changes in

Brazil, changes in the Company’s forecasted earnings or resolution of other uncertainties could impact the estimate of the amount realizable for these tax credits.

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

Note 13—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at March 31, 2020 and December 31, 2019 were $171.1 million and $179.7 million, respectively. As of March 31, 2020, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at March 31, 2020 was approximately $245.2 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of March 31, 2020, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $31.4 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $11.8 million as of March 31, 2020. The $31.4 million is included in the $171.1 million of total amounts subject to recourse or repurchase obligations at March 31, 2020.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At March 31, 2020, approximately $139.9 million of the Company's total recourse or repurchase obligations of $171.1 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At March 31, 2020, loans from WF to HYGFS totaled $1.2 billion. Although the Company’s contractual guarantee was $242.5 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $139.9 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $218.5 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $304.4 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at March 31, 2020:

	HYGFS	Total
Total recourse or repurchase obligations	$139.9	$171.1
Less: exposure limited for certain dealers	31.4	31.4
Plus: 7.5% of original loan balance	11.8	11.8
	120.3	151.5
Incremental obligation related to guarantee to WF	218.5	218.5
Total exposure related to guarantees	$338.8	$370.0

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

The Company's equity investments in unconsolidated affiliates recorded on the unaudited condensed consolidated balance sheets are as follows:

	March 31, 2020	December 31, 2019
HYGFS	$17.4	$22.8
SN	43.3	43.9
Bolzoni	0.4	0.3
Dividends received from unconsolidated affiliates are summarized below:

	THREE MONTHS ENDED
	MARCH 31
	2020	2019
HYGFS	$6.4	$4.1
SN	0.9	1.0
	$7.3	$5.1
Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2020	2019
Revenues	$101.8	$109.4
Gross profit	$14.9	$37.7
Income from continuing operations	$6.4	$10.8
Net income	$6.4	$10.8
The Company has an equity investment in a third party valued using a quoted market price in an active market, or Level 1 in the fair value hierarchy. The Company's investment as of March 31, 2020 and December 31, 2019 was $1.2 million and $2.4 million, respectively. Any gain or loss on the investment is included on the line "Other" in the "Other (income) expense" section of the unaudited condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED
	MARCH 31
	2020	2019
Gain (loss) on equity investment	$(1.1)	$0.8
The Company has an approximately 19% ownership interest through common and redeemable preferred shares in a third party, OneH2, Inc. The Company's investment was $10.9 million and $10.6 million as of March 31, 2020 and December 31, 2019, respectively.

Note 15—Subsequent Events

During the first quarter of 2020, broad measures taken by governments, businesses and others across the globe to limit the spread of novel corona virus ("COVID-19") adversely affected the Company. Production was significantly reduced or suspended at the Company's Chinese and European facilities during the first quarter of 2020. The resulting significant decline in economic activity has also reduced the demand for the Company's products from customers and limited the availability of components from suppliers. The Company has initiated several cost reduction measures which are designed to ease liquidity pressure over the next twelve months. These cost containment actions include spending and travel restrictions, significant reductions in temporary personnel, furloughs, suspension of incentive compensation and profit sharing, benefit reductions and salary reductions. The Company has also adjusted production levels at its manufacturing plants to align more closely with the reduced levels of demand, and is working closely with suppliers to help ensure current needs are met while also ensuring continuity for when the market improves.

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

During the first quarter of 2020, broad measures taken by governments, businesses and others across the globe to limit the spread of novel corona virus ("COVID-19") adversely affected the Company. Production was significantly reduced or suspended at the Company's Chinese and European facilities during the first quarter of 2020. The resulting significant decline in economic activity has also reduced the demand for the Company's products from customers and limited the availability of components from suppliers. The Company has initiated several cost reduction measures which are designed to ease liquidity pressure over the next twelve months. These cost containment actions include spending and travel restrictions, significant reductions in temporary personnel, furloughs, suspension of incentive compensation and profit sharing, benefit reductions and salary reductions. The Company has also adjusted production levels at its manufacturing plants to align more closely with the reduced levels of demand, and is working closely with suppliers to help ensure current needs are met while also ensuring continuity for when the market improves.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of Critical Accounting Policies and Estimates as disclosed on pages 14 through 16 in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Critical Accounting Policies and Estimates have not materially changed since December 31, 2019. See Note 2 to the unaudited condensed consolidated financial statements for a discussion of the new accounting pronouncements adopted on January 1, 2020.

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)
	MARCH 31
	2020	2019	% Change
Lift truck unit shipments (in thousands)
Americas	16.0	15.2	5.3%
EMEA	5.3	7.6	(30.3)%
JAPIC	2.0	2.9	(31.0)%
	23.3	25.7	(9.3)%
Revenues
Americas	$550.7	$534.5	3.0%
EMEA	152.1	190.1	(20.0)%
JAPIC	44.6	63.4	(29.7)%
Lift truck business	747.4	788.0	(5.2)%
Bolzoni	87.9	91.8	(4.2)%
Nuvera	1.4	4.5	n.m.
Eliminations	(51.0)	(49.5)	n.m.
	$785.7	$834.8	(5.9)%
Gross profit (loss)
Americas	$99.7	$81.4	22.5%
EMEA	19.3	25.1	(23.1)%
JAPIC	4.5	6.1	(26.2)%
Lift truck business	123.5	112.6	9.7%
Bolzoni	16.9	15.6	8.3%
Nuvera	(2.6)	(1.8)	n.m.
Eliminations	(1.1)	(0.2)	n.m.
	$136.7	$126.2	8.3%
Selling, general and administrative expenses
Americas	$61.2	$66.1	7.4%
EMEA	23.8	25.1	5.2%
JAPIC	10.5	10.6	0.9%
Lift truck business	95.5	101.8	6.2%
Bolzoni	14.2	14.4	1.4%
Nuvera	6.8	6.6	(3.0)%
	$116.5	$122.8	5.1%
Operating profit (loss)
Americas	$38.5	$15.3	151.6%
EMEA	(4.5)	—	n.m.
JAPIC	(6.0)	(4.5)	n.m.
Lift truck business	28.0	10.8	159.3%
Bolzoni	2.7	1.2	125.0%
Nuvera	(9.4)	(8.4)	(11.9)%
Eliminations	(1.1)	(0.2)	n.m.
	$20.2	$3.4	494.1%
Interest expense	$4.3	$4.5	4.4%
Other income	$(3.8)	$(5.8)	(34.5)%

	THREE MONTHS ENDED		Favorable / (Unfavorable)
	MARCH 31
	2020	2019	% Change
Net income (loss) attributable to stockholders
Americas	$27.8	$12.1	129.8%
EMEA	(3.1)	(0.1)	n.m.
JAPIC	(4.6)	(2.4)	n.m.
Lift truck business	20.1	9.6	109.4%
Bolzoni	2.7	0.3	n.m.
Nuvera	(6.7)	(6.1)	(9.8)%
Eliminations	(0.8)	(0.4)	n.m.
	$15.3	$3.4	350.0%
Diluted earnings per share	$0.91	$0.20	355.0%
Reported income tax rate	20.8%	31.9%

Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of March 31, 2020, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED
	MARCH 31
	2020	2019
Unit backlog, beginning of period	41.2	43.9
Unit shipments	(23.3)	(25.7)
Unit bookings	19.4	22.0
Unit backlog, end of period	37.3	40.2
The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED
	MARCH 31
	2020	2019
Bookings, approximate sales value	$500	$530
Backlog, approximate sales value	$960	$1,130

First Quarter of 2020 Compared with First Quarter of 2019

The following table identifies the components of change in revenues for the first quarter of 2020 compared with the first quarter of 2019:

Revenues
2019	$834.8
Increase (decrease) in 2020 from:
Unit volume and product mix	(37.2)
Other	(9.2)
Foreign currency	(7.7)
Bolzoni revenues	(3.9)
Nuvera revenues	(3.1)
Parts	0.7
Price	11.3
2020	$785.7

Revenues decreased 5.9% to $785.7 million in the first quarter of 2020 from $834.8 million in the first quarter of 2019. The decrease was mainly due to lower unit volumes and unfavorable currency movements from the translation of sales into U.S. dollars, partially offset by price increases implemented in 2019 to offset material cost increases and tariffs.

Revenues in the Americas increased primarily as a result of higher unit and parts volume and improved pricing. The increase in unit volume was mainly due to increased shipments of Class 1, Class 2 and Class 3 trucks, as well as Big Trucks. The improved pricing was from lower deal-specific discounts in the first quarter of 2020 than in 2019 and to offset tariffs.

EMEA's revenues decreased mainly as a result of lower shipments of lift trucks and unfavorable currency movements of $5.0 million from the translation of sales into U.S. dollars, partially offset by higher prices. The decline in shipments, predominantly in Western and Eastern Europe, was primarily due to lower fourth-quarter 2019 bookings, and in the latter part of the first quarter, from reduced plant shipments due to COVID-19. Late in the first quarter of 2020, production was significantly reduced or suspended in several European facilities, largely due to material shortages from suppliers that closed their manufacturing plants and other constraints placed on the supply chain in response to the COVID-19 pandemic.

Revenues in JAPIC decreased primarily as a result of lower unit volumes, primarily due to the extended closure of facilities in China as result of the COVID-19 pandemic response and $0.9 million of unfavorable currency movements.

The decrease in Bolzoni's revenues was mainly due to lower sales due to extended closures in China due to the COVID-19 pandemic response and unfavorable currency movements of $1.5 million from the translation of sales into U.S. dollars.
Nuvera's revenues decreased primarily due to reduced third-party fuel cell development services and lower sales of battery box replacement units in the first quarter of 2020 compared to the first quarter of 2019.

The following table identifies the components of change in operating profit for the first quarter of 2020 compared with the first quarter of 2019:

Operating Profit
2019	$3.4
Increase (decrease) in 2020 from:
Lift truck gross profit	10.0
Lift truck selling, general and administrative expenses	6.3
Bolzoni operations	1.5
Nuvera operations	(1.0)
2020	$20.2

The Company recognized operating profit of $20.2 million in the first quarter of 2020 compared with $3.4 million in the first quarter of 2019. The increase in operating profit is mainly due to improved gross profit and lower selling, general and administrative expenses in the lift truck business.

Operating profit in the Americas increased in the first quarter of 2020 compared with the first quarter of 2019 primarily as a result of improved gross profit and lower selling, general and administrative expenses. Gross profit increased primarily from favorable pricing, higher unit volumes and a shift in sales to higher-margin lift trucks. Price increases implemented in late 2018 and early 2019 to offset material cost increases and tariffs were not fully realized in the first quarter of 2019. In addition, improved pricing was from lower deal-specific discounts in the first quarter of 2020. Selling, general and administrative expense decreased primarily as a result of the reduction or elimination of certain employee-related costs as the Company implemented its initial cost containment actions to mitigate the expected impact of the COVID-19.

EMEA had an operating loss of $4.5 million in the first quarter of 2020 compared with break-even results in the first quarter of 2019, primarily as result of lower unit volumes and unfavorable foreign currency movements of $3.7 million. These items were partially offset by the favorable impact of price increases and a shift in sales to higher-margin lift trucks. Selling, general and administrative expense decreased primarily as a result of the reduction or elimination of certain employee-related costs as the Company implemented its initial cost containment actions to mitigate the expected impact of the COVID-19.

JAPIC's operating loss in the first quarter of 2020 increased compared with the first quarter of 2019 primarily due to lower unit volume and unfavorable foreign currency movements of $1.4 million partially offset by a shift in sales to higher-margin lift trucks and price increases.

Bolzoni's operating profit increased in the first quarter of 2020 compared with the first quarter of 2019 mainly as a result of the absence of $1.4 million of costs related to the transfer of Bolzoni's North America attachment manufacturing to Sulligent, Alabama in 2019.

Nuvera's operating loss increased as result of lower third-party fuel cell development services in the first quarter of 2020 compared to the first quarter of 2019.

The Company recognized net income attributable to stockholders of $15.3 million in the first quarter of 2020 compared with $3.4 million in the first quarter of 2019. The increase was primarily the result of improved operating profit, partially offset by unfavorable mark-to-market adjustments on an equity investment in a third-party and lower equity in earnings of unconsolidated subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2020	2019	Change
Operating activities:
Net income	$15.6	$3.2	$12.4
Depreciation and amortization	10.4	11.2	(0.8)
Dividends from unconsolidated affiliates	7.3	5.1	2.2
Working capital changes	(81.5)	(40.7)	(40.8)
Other	2.5	(1.2)	3.7
Net cash used for operating activities	(45.7)	(22.4)	(23.3)
Investing activities:
Expenditures for property, plant and equipment	(17.6)	(8.6)	(9.0)
Proceeds from the sale of assets	0.2	0.6	(0.4)
Net cash used for investing activities	(17.4)	(8.0)	(9.4)
Cash flow before financing activities	$(63.1)	$(30.4)	$(32.7)

Net cash used for operating activities increased $23.3 million in the first three months of 2020 compared with the first three months of 2019, primarily as a result of the change in working capital items partially offset by higher net income. The change in working capital was primarily attributable to a large decrease in liabilities mainly from lower deferred revenue and higher payments of employee-related compensation during the first three months of 2020 compared with the first three months of 2019. The increase in accounts payable was lower during the first three months of 2020 due to the timing of payments. These items were partially offset by a smaller increase in inventory from lower than anticipated unit volume in EMEA and JAPIC during the first three months of 2020 compared with a significant increase during the first three months of 2019 from manufacturing inefficiencies predominantly caused by supplier parts shortages in 2019.

The change in net cash used for investing activities during the first three months of 2020 compared with the first three months of 2019 is due to higher capital expenditures in 2020, primarily for new product development and improvements to the Company's information technology infrastructure.

	2020	2019	Change
Financing activities:
Net increase of long-term debt and revolving credit agreements	$58.5	$8.9	$49.6
Cash dividends paid	(5.3)	(5.2)	(0.1)
Other	(0.1)	(0.1)	—
Net cash provided by financing activities	$53.1	$3.6	$49.5

Net cash provided by financing activities increased $49.5 million in the first three months of 2020 compared with the first three months of 2019. The increase was primarily related to higher borrowings on the Facility (as defined below) and other debt in the first three months of 2020 compared with the first three months of 2019. The borrowings on the Facility during the first three months of 2020 were primarily used to fund working capital needs.

Financing Activities

The Company has a $240.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in April 2022. There was $53.5 million of borrowings outstanding under the Facility at March 31, 2020. The availability under the Facility at March 31, 2020 was $181.6 million, which reflects reductions of $4.9 million for letters of credit and other restrictions. As of March 31, 2020, the Facility consisted of a U.S. revolving credit facility of $150.0 million and a non-U.S. revolving credit facility of $90.0 million. The obligations under the Facility are generally secured by a first lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory (the "Facility Collateral") and a second lien on the Term Loan Collateral (defined below). The approximate book value of assets held as collateral under the Facility was $930 million as of March 31, 2020.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, as of March 31, 2020, for U.S. base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margin, as of March 31, 2020, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable interest rates for the amounts outstanding under the Facility on March 31, 2020 were 3.75% for U.S. base rate loans and 2.19% for LIBOR loans for the U.S. facility and 1.50% for LIBOR loans for the non-U.S. facility including the applicable floating rate margin. The Facility also required the payment of a fee of 0.25% per annum on the unused commitments as of March 31, 2020.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as set forth in the Facility, and limits the payment of dividends. If average availability for both total and U.S. revolving credit facilities, on a pro forma basis, is greater than 15% and less than or equal to 20%, the Company may pay dividends subject to achieving a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00, as defined in the Facility. If the average availability is greater than 20% for both total and U.S. revolving credit facilities, on a pro forma basis, the Company may pay dividends without any minimum Fixed Charge Coverage Ratio requirement. The Facility also requires the Company to achieve a minimum Fixed Charge Coverage Ratio in certain circumstances in which total excess availability is less than 10% of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than 10% of the U.S. revolver commitments, as defined in the Facility. At March 31, 2020, the Company was in compliance with the covenants in the Facility.

The Company also has a $200.0 million term loan (the "Term Loan"), which matures in May 2023. The Term Loan requires quarterly principal payments on the last business day of each March, June, September and December in an amount equal to $2.5 million. The final principal repayment is due on May 30, 2023. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At March 31, 2020, there was $172.5 million of principal outstanding under the Term Loan which has been reduced in the unaudited condensed consolidated balance sheet by $2.5 million for discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property (collectively, the "Term Loan Collateral") and a second priority lien on the Facility Collateral. The approximate book value of assets held as collateral under the Term Loan was $650 million as of March 31, 2020.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin, as provided in the Term Loan, is 2.25% for base rate loans and 3.25% for Eurodollar loans. The interest rate on the amount outstanding under the Term Loan at March 31, 2020 was 4.24%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of regularly scheduled dividends and other restricted payments to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 1.75 to 1.00 at the time of the payment. At March 31, 2020, the Company was in compliance with the covenants in the Term Loan.

The Company had other debt outstanding, excluding finance leases, of approximately $96.8 million at March 31, 2020. In addition to the excess availability under the Facility of $181.6 million, the Company had remaining availability of $12.3 million related to other non-U.S. revolving credit agreements.

The Company believes funds available from cash on hand, the Term Loan, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in April 2022. The Company had total excess availability of $193.9 million under the Facility and other non-U.S. revolving credit agreements at March 31, 2020. In light of the anticipated impact of COVID-19, the Company is working very closely with its banks and financial partners globally to explore opportunities and programs that would enhance its liquidity during the downturn. The Company is also utilizing newly legislated tax and other programs to increase its near-term liquidity.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2019, there have been no significant changes in the total amount of the Company's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on pages 27 and 28 in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Three Months Ended March 31, 2020	Planned for Remainder of 2020	Planned 2020 Total	Actual 2019
Lift truck business	$15.6	$28.8	$44.4	$37.8
Bolzoni	0.9	5.7	6.6	5.6
Nuvera	1.1	2.5	3.6	6.3
	$17.6	$37.0	$54.6	$49.7

Planned expenditures for the remainder of 2020 are primarily for product development, improvements to information technology infrastructure, improvements at manufacturing locations and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	MARCH 31 2020	DECEMBER 31 2019	Change
Cash and cash equivalents	$50.4	$64.6	$(14.2)
Other net tangible assets	670.8	632.6	38.2
Intangible assets	57.3	60.1	(2.8)
Goodwill	104.3	106.7	(2.4)
Net assets	882.8	864.0	18.8
Total debt	(340.1)	(287.0)	(53.1)
Total equity	$542.7	$577.0	$(34.3)
Debt to total capitalization	39%	33%	6%

BUSINESS PROSPECTS

The effects of the COVID-19 pandemic continue to evolve rapidly. Much uncertainty exists as to the duration as well as the depth and severity of the economic downturn that is occurring as a result of COVID-19 in conjunction with the broad measures taken by governments, businesses and others across the globe to limit the spread of the virus. Global economic and market conditions have deteriorated dramatically, beginning in China early in the first quarter and increasing rapidly around the world throughout the remainder of the quarter and into the first half of the second quarter. The global economy appears to be entering what is likely to be a deep recession.

The Company's first quarter 2020 results were only moderately affected by the COVID-19 pandemic. The impact of the measures taken to limit its spread in the most important economic regions for the Company began late in the quarter and have continued to increase in intensity in the second quarter. The magnitude of the impact of the COVID-19 pandemic on the Company's financial and operational results will ultimately depend primarily on the severity and duration of the pandemic and the consequential impact of the pandemic on demand for the Company’s products and services. In addition, in the near term, the effect on the Company's production levels, supply chain resiliency and the magnitude of the impact of the Company's actions to mitigate the effects of the pandemic will also affect the Company's results. As a result, it is too early to reasonably estimate the full financial impact of the COVID-19 pandemic on the Company. However, the effect could be significant, and has had, and will continue to have an unfavorable impact on the Company’s near-term results of operations, cash flows and financial condition. The Company could experience material adverse effects due to reduced demand for the Company's products if the recovery from the recession is slow. Late in the first quarter and into the first half of the second quarter, markets and bookings were severely reduced due to lockdown measures implemented in the Company's most significant markets. However, the Company does not believe that these lockdown-related bookings levels provide useful perspective on post-lockdown market and bookings levels. As a result, the level of post-lockdown markets and bookings cannot currently be reasonably forecasted. As lockdown measures are relaxed and market conditions improve, the Company expects that increased bookings and the strategic programs the Company continues to pursue will position each of its businesses to recover to sound long-term financial returns.

The global lift truck market decreased 12% in the 2020 first quarter from the 2019 fourth quarter, in large part because of the beginning of the impact of COVID-19 in China. Further, the Company is anticipating a substantial decrease in bookings in the second quarter in all geographic regions because markets and bookings have deteriorated as the actions taken to limit the spread of COVID-19 have become more widespread. Prospects for the second quarter, given Company plant closures and partial closures, and given potential supplier production disruptions, are for significant declines in shipments, revenue and operating profit, including the possibility of an operating loss.

Due to COVID-19, the Company has implemented many actions focused on maintaining the health and safety of its employees. Since the beginning of the year, production has been significantly reduced or suspended for varying periods in several of the Company’s Chinese, European and Americas facilities, generally as a result of government COVID-19 requirements. All plants, with appropriate health and safety protocols in place for employee safety, are now operating, assisted to some degree by the fact that in most countries, including the United States, the Company is considered an essential business. The Company has implemented procedures to limit its employees' exposure to COVID-19, including adjusting shift schedules to promote social distancing, enhancing cleaning and sanitation of equipment, work areas and common areas, promoting recommended hygiene practices, limiting workplace access and instituting remote working where possible. At the same time, the Company and its employees remain committed to meeting the needs of its dealers and end customers by ensuring they receive equipment, parts and services in a timely manner to the degree possible.
The Company is operating on the assumption that the economic and market environment will be very difficult throughout 2020. Accordingly, the Company has moved aggressively to put plans in place to mitigate the impact of lower markets and bookings, as well as reduced manufacturing activity. Global cost containment actions taken include the following:

•Suspension of incentive payments for the Company's 2020 Incentive Plans (both Short and Long-Term), with the exception of marketing incentive plans designed to support direct selling to customers,
•Spending and travel restrictions, including significantly reduced meeting-related expenses, directives for only essential travel at economy fares, and aggressive reductions in other discretionary spending, and
•Hiring freezes at all businesses, and the minimization or elimination of substantially all contract and temporary workers.
Cost containment actions taken at the Company's North American locations also include the following:
•A 10% reduction in base salaries for all salaried employees and Board of Directors' fees,
•Work-scheduled furloughs, including unpaid plant shutdowns, in lieu of a reduction in pay at manufacturing locations, and,
•Suspension of all matching 401(k) program contributions, and suspension of the Company's profit sharing program.

Outside of North America, reductions are being made in a manner that maintains compliance with local government requirements, but which are also generally comparable to those reductions taken by the North American workforce. The implementation of these company-wide cost reduction actions are targeted to achieve $80 million to $110 million in operating expense savings in 2020. Savings have also been generated by utilizing government support programs available in various countries outside of North America.

Savings are also expected from actions to reduce costs at the Company's manufacturing locations. Production levels at manufacturing plants have been adjusted to align with an assumption of sharply reduced levels of demand, and the Company is working closely with suppliers to ensure component inventories are reduced to the levels needed to support these reduced production schedules.

In combination with these cost containment actions, the Company is also focused on actions that are expected to enhance cash flow before financing, including reducing working capital and reducing or deferring capital expenditures. As the Company entered this COVID-19 crisis, it was in the midst of undertaking the largest set of strategic programs in its history with the expectation that they would collectively have a transformational impact on the Company’s competitiveness, market position and economic performance. The projects required to execute these strategies continue to move forward, but in light of COVID-19, certain projects are being prioritized over others, and some have been delayed to reduce operating expenses and capital expenditures.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) the duration and severity of the COVID-19 pandemic, any preventive or protective actions taken by governmental authorities, the effectiveness of actions taken globally to contain or mitigate its effects, and any unfavorable effects of the COVID-19 pandemic on either the Company's or its suppliers plants' capabilities to produce and ship products if COVID-19 continues to spread or quarantines are extended, (2) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, including any reduction in demand as a result of a COVID-19 triggered economic recession, including any determination by the Company that the value of its assets is impaired, (3) the ability of the Company and its dealers, suppliers and end-users to access credit in the current economic environment, or obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (4) delays in delivery or increases in costs, including transportation costs, the imposition of tariffs, or the renewal of tariff exclusions, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (5) delays in manufacturing and delivery schedules, (6) the successful commercialization of Nuvera's technology, (7) customer acceptance of pricing, (8) the political and economic uncertainties in the countries where the Company does business, (9) exchange rate fluctuations and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (10) bankruptcy of or loss of major dealers, retail customers or suppliers, (11) customer acceptance of, changes in the costs of, or delays in the development of new products, (12) introduction of new products by, or more favorable product pricing offered by, competitors, (13) product liability or other litigation, warranty claims or returns of products, (14) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (15) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, and (16) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation, the United Kingdom's exit from the European Union, the entry into new trade agreements and the imposition of tariffs and/or economic sanctions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 32 and 33 and F-27 through F-30 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the Company's derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2019.

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

Changes in internal control over financial reporting: During the first quarter of 2020, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1 Legal Proceedings
        None
Item 1A  Risk Factors
The following risk factor updates the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 in the section entitled “Risk Factors.” The impact of COVID-19 may also exacerbate the risks discussed therein, any of which could have a material effect on the Company.

The Company faces risks related to the global outbreak of COVID-19, which has adversely affected and may continue to adversely affect the Company’s business, results of operations and financial condition.

The Company faces risks related to pandemics and other public health crises, including the global outbreak of COVID-19, which has reached and disrupted areas in which the Company has operations, suppliers, customers and employees. The COVID-19 pandemic and actions taken by governments and others in response have resulted in and may continue to cause the closure of certain of the Company’s customers’ facilities, which in turn has reduced and may continue to reduce demand for its products. Furthermore, as a result of the COVID-19 pandemic, certain of the Company’s suppliers have been unable to provide materials to its facilities. This disruption to the Company’s supply chain has negatively impacted its business and results of operations and it is unable to predict the ultimate duration of such disruption and whether it will be able to secure supplies from alternate suppliers on favorable terms or at all. Moreover, the Company has closed and may continue to close certain of its facilities in response to the COVID-19 pandemic and measures taken by governments in response, which has and may continue to have a negative impact on its business and results of operations. The COVID-19 pandemic has also disrupted the Company’s internal operations, including by causing a large number of its employees to work remotely, subjecting the Company to heightened cyber and other risks. There is also a heightened risk that a significant portion of the Company’s workforce will suffer illness or otherwise not be permitted or be unable to work. The Company cannot predict whether any of these disruptions will continue or whether its operations will experience more significant or frequent disruptions in the future. Any measures the Company implements to mitigate these risks and disruptions may not be successful.

The circumstances surrounding the COVID-19 pandemic continue to evolve and it is not possible to predict the full nature and extent of the impacts of the COVID-19 pandemic. However, the Company does expect the continued spread of COVID-19 and reactions by governments and others to cause an economic slowdown that could be significant and, therefore, could extend the duration of the period of reduced demand for the Company’s products and disruption of its supply chain. Additionally, deteriorating economic conditions could result in material impairment charges in the value of certain of the Company’s assets. Moreover, circumstances surrounding the COVID-19 pandemic have negatively impacted global financial markets leading to greater volatility and increased cost of capital. If such conditions continue, the Company’s ability to borrow capital and otherwise finance its operations and expenditures may be negatively impacted.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
        None
Item 3 Defaults Upon Senior Securities
        None
Item 4 Mine Safety Disclosures
        Not applicable
Item 5 Other Information
        None

Item 6 Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number*	Description of Exhibits

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.
* Numbered in accordance with Item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.

Date:	May 21, 2020	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)