Form 10-Q
period 2020-09-30
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2020-11-03
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at October 30, 2020: 12,953,446
Number of shares of Class B Common Stock outstanding at October 30, 2020: 3,851,991

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2020	DECEMBER 31 2019
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$89.9	$64.6
Accounts receivable, net	398.1	468.3
Inventories, net	490.3	559.9
Prepaid expenses and other	53.1	63.0
Total Current Assets	1,031.4	1,155.8
Property, Plant and Equipment, Net	329.2	308.5
Intangible Assets, Net	57.0	60.1
Goodwill	109.9	106.7
Deferred Income Taxes	25.3	30.8
Investment in Unconsolidated Affiliates	75.8	80.0
Other Non-current Assets	105.3	105.3
Total Assets	$1,733.9	$1,847.2
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$361.8	$401.5
Accounts payable, affiliates	9.1	15.6
Revolving credit facilities	0.6	7.7
Current maturities of long-term debt	80.2	74.6
Accrued payroll	40.0	66.1
Deferred revenue	39.7	49.1
Other current liabilities	146.4	202.4
Total Current Liabilities	677.8	817.0
Long-term Debt	216.9	204.7
Self-insurance Liabilities	30.8	31.4
Pension Obligations	12.7	13.5
Deferred Income Taxes	14.8	15.4
Other Long-term Liabilities	178.3	188.2
Total Liabilities	1,131.3	1,270.2
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 12,941,147 shares outstanding (2019 - 12,802,455 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,855,790 shares outstanding (2019 - 3,864,462 shares outstanding)	0.1	0.1
Capital in excess of par value	312.7	321.3
Treasury stock	(6.5)	(15.9)
Retained earnings	435.4	427.4
Accumulated other comprehensive loss	(172.4)	(188.7)
Total Stockholders' Equity	569.4	544.3
Noncontrolling Interests	33.2	32.7
Total Equity	602.6	577.0
Total Liabilities and Equity	$1,733.9	$1,847.2

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2020	2019	2020	2019
	(In millions, except per share data)
Revenues	$652.4	$766.0	$2,092.5	$2,457.0
Cost of sales	549.0	631.0	1,748.8	2,056.4
Gross Profit	103.4	135.0	343.7	400.6
Operating Expenses
Selling, general and administrative expenses	96.1	115.5	307.5	354.8
Operating Profit	7.3	19.5	36.2	45.8
Other (income) expense
Interest expense	3.1	5.3	10.7	14.9
Income from unconsolidated affiliates	(1.6)	(2.1)	(4.0)	(7.9)
Other, net	(0.6)	(1.7)	1.7	(5.2)
	0.9	1.5	8.4	1.8
Income Before Income Taxes	6.4	18.0	27.8	44.0
Income tax provision	0.7	4.9	2.5	10.8
Net Income	5.7	13.1	25.3	33.2
Net (income) loss attributable to noncontrolling interests	(0.6)	(0.3)	(1.3)	(0.8)
Net Income Attributable to Stockholders	$5.1	$12.8	$24.0	$32.4

Basic Earnings per Share	$0.30	$0.77	$1.43	$1.95
Diluted Earnings per Share	$0.30	$0.76	$1.43	$1.94

Dividends per Share	$0.3175	$0.3175	$0.9525	$0.9450

Basic Weighted Average Shares Outstanding	16.795	16.660	16.766	16.638
Diluted Weighted Average Shares Outstanding	16.803	16.735	16.796	16.709

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2020	2019	2020	2019
	(In millions)
Net Income	$5.7	$13.1	$25.3	$33.2
Other comprehensive income (loss)
Foreign currency translation adjustment	21.9	(23.3)	4.7	(23.1)
Current period cash flow hedging activity	15.8	(15.6)	1.2	(25.7)
Reclassification of hedging activities into earnings	2.0	1.8	10.4	5.1
Current period pension adjustment	(2.8)	—	(2.8)	—
Reclassification of pension into earnings	1.0	0.8	2.8	2.4
Comprehensive Income (Loss)	$43.6	$(23.2)	$41.6	$(8.1)
Other comprehensive (income) loss attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests	(0.6)	(0.3)	(1.3)	(0.8)
Foreign currency translation adjustment attributable to noncontrolling interests	(0.4)	0.3	0.5	0.3
Comprehensive Income (Loss) Attributable to Stockholders	$42.6	$(23.2)	$40.8	$(8.6)

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2020	2019
	(In millions)
Operating Activities
Net income	$25.3	$33.2
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	31.8	32.3
Amortization of deferred financing fees	1.3	1.4
Deferred income taxes	(0.2)	(1.3)
Stock-based compensation	0.9	6.1
Dividends from unconsolidated affiliates	7.3	5.1
Other non-current liabilities	(11.9)	(3.7)
Other	17.4	2.6
Working capital changes:
Accounts receivable	60.2	(3.5)
Inventories	71.1	(73.6)
Other current assets	(7.4)	(4.2)
Accounts payable	(44.7)	(18.3)
Other current liabilities	(75.0)	6.6
Net cash provided by (used for) operating activities	76.1	(17.3)
Investing Activities
Expenditures for property, plant and equipment	(37.2)	(31.4)
Proceeds from the sale of assets	7.4	6.9
Net cash used for investing activities	(29.8)	(24.5)
Financing Activities
Additions to long-term debt	70.0	52.1
Reductions of long-term debt	(65.5)	(63.5)
Net change to revolving credit agreements	(7.2)	52.9
Cash dividends paid	(16.0)	(15.7)
Cash dividends paid to noncontrolling interest	(0.3)	(0.2)
Financing fees paid	—	(0.4)
Purchase of treasury stock	(0.1)	(0.2)
Net cash provided by (used for) financing activities	(19.1)	25.0
Effect of exchange rate changes on cash	(1.9)	(4.1)
Cash and Cash Equivalents
Increase (decrease) for the period	25.3	(20.9)
Balance at the beginning of the period	64.6	83.7
Balance at the end of the period	$89.9	$62.8

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance, June 30, 2019	$0.1	$0.1	$(16.7)	$318.7	$421.8	$(85.7)	$(21.4)	$(79.3)	$537.6	$32.5	$570.1
Stock-based compensation	—	—	—	1.3	—	—	—	—	1.3	—	1.3
Stock issued under stock compensation plans	—	—	0.4	(0.4)	—	—	—	—	—	—	—
Net income	—	—	—	—	12.8	—	—	—	12.8	0.3	13.1
Cash dividends	—	—	—	—	(5.3)	—	—	—	(5.3)	(0.1)	(5.4)
Current period other comprehensive income (loss)	—	—	—	—	—	(23.3)	(15.6)	—	(38.9)	—	(38.9)
Reclassification adjustment to net income	—	—	—	—	—	—	1.8	0.8	2.6	—	2.6
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance, September 30, 2019	$0.1	$0.1	$(16.3)	$319.6	$429.3	$(109.0)	$(35.2)	$(78.5)	$510.1	$32.4	$542.5

Balance, June 30, 2020	$0.1	$0.1	$(7.2)	$313.1	$435.7	$(110.1)	$(24.7)	$(75.5)	$531.5	$32.2	$563.7
Stock-based compensation	—	—	—	0.3	—	—	—	—	0.3	—	0.3
Stock issued under stock compensation plans	—	—	0.7	(0.7)	—	—	—	—	—	—	—
Net income	—	—	—	—	5.1	—	—	—	5.1	0.6	5.7
Cash dividends	—	—	—	—	(5.4)	—	—	—	(5.4)	—	(5.4)
Current period other comprehensive income	—	—	—	—	—	21.9	15.8	(2.8)	34.9	—	34.9
Reclassification adjustment to net income	—	—	—	—	—	—	2.0	1.0	3.0	—	3.0
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	0.4	0.4
Balance, September 30, 2020	$0.1	$0.1	$(6.5)	$312.7	$435.4	$(88.2)	$(6.9)	$(77.3)	$569.4	$33.2	$602.6

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance, December 31, 2018	$0.1	$0.1	$(24.1)	$321.5	$407.3	$(85.9)	$(15.5)	$(76.1)	$527.4	$32.1	$559.5
Cumulative effect of change in accounting	—	—	—	—	5.3	—	0.9	(4.8)	1.4	—	1.4
Stock-based compensation	—	—	—	6.1	—	—	—	—	6.1	—	6.1
Stock issued under stock compensation plans	—	—	8.0	(8.0)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.2)	—	—	—	—	—	(0.2)	—	(0.2)
Net income	—	—	—	—	32.4	—	—	—	32.4	0.8	33.2
Cash dividends	—	—	—	—	(15.7)	—	—	—	(15.7)	(0.2)	(15.9)
Current period other comprehensive income (loss)	—	—	—	—	—	(23.1)	(25.7)	—	(48.8)	—	(48.8)
Reclassification adjustment to net income	—	—	—	—	—	—	5.1	2.4	7.5	—	7.5
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance, September 30, 2019	$0.1	$0.1	$(16.3)	$319.6	$429.3	$(109.0)	$(35.2)	$(78.5)	$510.1	$32.4	$542.5

Balance, December 31, 2019	$0.1	$0.1	$(15.9)	$321.3	$427.4	$(92.9)	$(18.5)	$(77.3)	$544.3	$32.7	$577.0
Stock-based compensation	—	—	—	0.9	—	—	—	—	0.9	—	0.9
Stock issued under stock compensation plans	—	—	9.5	(9.5)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	24.0	—	—	—	24.0	1.3	25.3
Cash dividends	—	—	—	—	(16.0)	—	—	—	(16.0)	(0.3)	(16.3)
Current period other comprehensive loss	—	—	—	—	—	4.7	1.2	(2.8)	3.1	—	3.1
Reclassification adjustment to net income	—	—	—	—	—	—	10.4	2.8	13.2	—	13.2
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Balance, September 30, 2020	$0.1	$0.1	$(6.5)	$312.7	$435.4	$(88.2)	$(6.9)	$(77.3)	$569.4	$33.2	$602.6

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

During the first nine months of 2020, broad measures taken by governments, businesses and others across the globe to limit the spread of novel coronavirus ("COVID-19") adversely affected the Company. The resulting significant decline in economic activity also reduced the demand for the Company's products and limited the availability of components from certain suppliers. Production was significantly reduced or suspended at the Company's Chinese and European facilities for certain periods during the first and early second quarter of 2020. The Company also initiated several cost reduction measures designed to ease liquidity pressure. These cost containment actions included spending and travel restrictions, significant reductions in temporary personnel, furloughs, suspension of incentive compensation and profit sharing, benefit reductions and salary reductions. In addition, the Company adjusted production levels at its manufacturing plants to align more closely with the reduced levels of demand, and worked closely with suppliers to help ensure current needs are met while also ensuring continuity as the market improves.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2020 and the results of its operations and changes in equity for the three and nine months ended September 30, 2020 and 2019, and the results of its cash flows for the nine months ended September 30, 2020 and 2019 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the three and nine months ended September 30, 2020 and 2019, respectively.

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

The following table disaggregates revenue by category:

	THREE MONTHS ENDED
	SEPTEMBER 30, 2020
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$189.2	$115.6	$40.0	$—	$—	$—	$344.8
Direct customer sales	113.3	0.4	—	—	—	—	113.7
Aftermarket sales	96.5	23.0	7.9	—	—	—	127.4
Other	27.9	4.8	0.1	63.3	0.7	(30.3)	66.5
Total Revenues	$426.9	$143.8	$48.0	$63.3	$0.7	$(30.3)	$652.4

	THREE MONTHS ENDED
	SEPTEMBER 30, 2019
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$256.4	$130.3	$47.9	$—	$—	$—	$434.6
Direct customer sales	114.1	2.5	—	—	—	—	116.6
Aftermarket sales	100.0	23.3	9.5	—	—	—	132.8
Other	35.3	5.6	0.4	75.8	2.4	(37.5)	82.0
Total Revenues	$505.8	$161.7	$57.8	$75.8	$2.4	$(37.5)	$766.0

	NINE MONTHS ENDED
	SEPTEMBER 30, 2020
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$686.9	$332.7	$117.2	$—	$—	$—	$1,136.8
Direct customer sales	369.0	6.4	—	—	—	—	375.4
Aftermarket sales	294.9	64.0	22.3	—	—	—	381.2
Other	81.6	12.9	1.1	215.4	2.8	(114.7)	199.1
Total Revenues	$1,432.4	$416.0	$140.6	$215.4	$2.8	$(114.7)	$2,092.5

	NINE MONTHS ENDED
	SEPTEMBER 30, 2019
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$787.1	$454.3	$167.0	$—	$—	$—	$1,408.4
Direct customer sales	392.5	10.3	—	—	—	—	402.8
Aftermarket sales	298.9	72.5	26.1	—	—	—	397.5
Other	99.5	16.8	1.0	258.4	9.1	(136.5)	248.3
Total Revenues	$1,578.0	$553.9	$194.1	$258.4	$9.1	$(136.5)	$2,457.0

Dealer sales are recognized when the Company transfers control based on the shipping terms of the contract, which is generally when the truck is shipped from the manufacturing facility to the dealer. The majority of direct customer sales are to National Account customers. In these transactions, the Company transfers control and recognizes revenue when it delivers the product to the customer according to the terms of the contract. Aftermarket sales represent parts sales, extended warranty and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract, which reflects the costs to perform under these contracts and corresponds with, and thereby depicts, the transfer of control to the customer. Bolzoni revenue from external customers is primarily the sale of attachments to customers. In these transactions, the Company transfers control and recognizes revenue according to the shipping terms of the contract. In the United States, Bolzoni also has revenue for sales of lift truck components to HYG plants. Nuvera's revenues include development funding from third-party development agreements and the sale of battery box replacement units, fuel cell stacks and engines to third parties and to HYG. In all revenue transactions, the Company receives cash equal to the invoice price and amount of consideration received and the revenue recognized may vary with changes in marketing incentives. Intercompany revenues between Bolzoni, Nuvera and the lift truck business have been eliminated.

Deferred Revenue: The Company defers revenue for transactions that have not met the criteria for recognition at the time payment is collected, including extended warranties and maintenance contracts. In addition, for certain products, services and customer types, the Company collects payment prior to the transfer of control to the customer.

Deferred Revenue
Balance, December 31, 2019	$73.3
Customer deposits and billings	21.0
Revenue recognized	(26.0)
Balance, September 30, 2020	$68.3

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

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2020	2019	2020	2019
Revenues from external customers
Americas	$426.9	$505.8	$1,432.4	$1,578.0
EMEA	143.8	161.7	416.0	553.9
JAPIC	48.0	57.8	140.6	194.1
Lift truck business	618.7	725.3	1,989.0	2,326.0
Bolzoni	63.3	75.8	215.4	258.4
Nuvera	0.7	2.4	2.8	9.1
Eliminations	(30.3)	(37.5)	(114.7)	(136.5)
Total	$652.4	$766.0	$2,092.5	$2,457.0
Gross profit (loss)
Americas	$65.7	$90.3	$240.3	$261.8
EMEA	22.4	26.1	57.4	79.6
JAPIC	6.2	8.6	14.9	23.1
Lift truck business	94.3	125.0	312.6	364.5
Bolzoni	12.1	13.0	40.5	44.1
Nuvera	(2.7)	(3.1)	(8.5)	(7.6)
Eliminations	(0.3)	0.1	(0.9)	(0.4)
Total	$103.4	$135.0	$343.7	$400.6

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2020	2019	2020	2019
Operating profit (loss)
Americas	$16.1	$29.5	$77.9	$71.0
EMEA	3.3	1.0	(4.0)	5.7
JAPIC	(3.2)	(2.5)	(12.7)	(8.8)
Lift truck business	16.2	28.0	61.2	67.9
Bolzoni	0.1	0.7	2.3	4.2
Nuvera	(8.7)	(9.3)	(26.4)	(25.9)
Eliminations	(0.3)	0.1	(0.9)	(0.4)
Total	$7.3	$19.5	$36.2	$45.8
Net income (loss) attributable to stockholders
Americas	$10.7	$20.8	$52.0	$50.6
EMEA	3.7	1.0	(0.9)	5.0
JAPIC	(2.8)	(2.3)	(8.5)	(6.2)
Lift truck business	11.6	19.5	42.6	49.4
Bolzoni	0.1	0.7	2.2	2.6
Nuvera	(6.1)	(5.8)	(18.6)	(17.9)
Eliminations	(0.5)	(1.6)	(2.2)	(1.7)
Total	$5.1	$12.8	$24.0	$32.4

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

The Tax Cuts and Jobs Act ("Tax Reform Act") includes anti-deferral and anti-base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions require the Company to include non-U.S. earnings in excess of an allowable return on the Company’s non-U.S. subsidiary’s tangible assets in its U.S. income tax return. The Company has elected to account for GILTI tax in the period in which it is incurred. The BEAT provisions in the Tax Reform Act created a minimum tax where a lower tax rate is applied to pre-tax income determined without the benefit of certain base-erosion payments made to related non-U.S. corporations. The Company is taxed under this regime if such minimum tax exceeds the regular U.S. corporate income tax. The GILTI and BEAT provisions are included in permanent adjustments in the table below.

A reconciliation of the consolidated federal statutory rate to the reported income tax rate is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2020	2019	2020	2019
Income before income taxes	$6.4	$18.0	$27.8	$44.0
Statutory taxes (21%)	$1.3	$3.8	$5.8	$9.2
Interim adjustment	3.4	(0.6)	0.8	(0.2)
Permanent adjustments	(3.1)	1.6	2.2	1.3
Discrete items	(0.9)	0.1	(6.3)	0.5
Income tax provision	$0.7	$4.9	$2.5	$10.8
Reported income tax rate	10.9%	27.2%	9.0%	24.5%

During the third quarter of 2020, the Company recognized a discrete tax benefit of $1.0 million, related to domestic provision-to-return items, which was primarily related to BEAT.

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

During the third quarter of 2019, the Company recognized a discrete tax charge of $0.8 million related to foreign law changes and settlements including the tax impact of the pretax Brazilian court settlement contingency. See Note 12 for additional information. This was mostly offset by discrete tax benefits recognized of $0.3 million and $0.4 million related to tax contingencies and return to provision items, respectively.

Note 6—Reclassifications from OCI

The following table summarizes reclassifications out of Accumulated Other Comprehensive Income ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI				Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2020	2019	2020	2019
Gain (loss) on cash flow hedges:
Interest rate contracts	$0.7	$—	$1.3	$(0.3)	Interest expense
Foreign exchange contracts	(3.5)	(2.3)	(15.4)	(6.7)	Cost of sales
Total before tax	(2.8)	(2.3)	(14.1)	(7.0)	Income before income taxes
Tax benefit	0.8	0.5	3.7	1.9	Income tax provision
Net of tax	$(2.0)	$(1.8)	$(10.4)	$(5.1)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(1.1)	$(0.9)	$(3.4)	$(2.9)	Other, net
Total before tax	(1.1)	(0.9)	(3.4)	(2.9)	Income before income taxes
Tax benefit	0.1	0.1	0.6	0.5	Income tax provision
Net of tax	$(1.0)	$(0.8)	$(2.8)	$(2.4)	Net income
Total reclassifications for the period	$(3.0)	$(2.6)	$(13.2)	$(7.5)

Note 7—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At September 30, 2020, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $264.2 million and $268.8 million, respectively. At December 31, 2019, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $265.1 million and $266.0 million, respectively.

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

The Company periodically enters into cross-currency swaps, which hedge the variability of expected future cash flows that are attributable to foreign currency risk of certain intercompany loans. Changes in the fair value of cross-currency swaps that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the unaudited condensed consolidated statements of operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in other (income) expense and interest expense.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $870.7 million at September 30, 2020, primarily denominated in euros, U.S. dollars, Japanese yen, Chinese renminbi, Mexican pesos, British pounds, Swedish kroner and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $960.9 million at December 31, 2019, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Mexican pesos, Australian dollars, Swedish kroner, Brazilian real and Chinese renminbi. The fair value of these contracts approximated a net liability of $3.3 million and $19.8 million at September 30, 2020 and December 31, 2019, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2020, $4.1 million of the amount of net deferred loss included in OCI at September 30, 2020 is expected to be reclassified as expense into the unaudited condensed consolidated statement of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on its $200.0 million term loan (the "Term Loan") borrowings. The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at September 30, 2020 and December 31, 2019:

Notional Amount		Average Fixed Rate
September 30	December 31	September 30	December 31
2020	2019	2020	2019	Term at September 30, 2020
$56.5	$56.5	1.94%	1.94%	Extending to November 2022
$67.9	$74.6	2.20%	2.20%	Extending to May 2023

The fair value of all interest rate swap agreements was a net liability of $5.5 million and $2.1 million at September 30, 2020 and December 31, 2019, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2020, $1.8 million of the amount included in OCI as net deferred loss is expected to be reclassified as expense in the unaudited condensed consolidated statement of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	SEPTEMBER 30 2020	DECEMBER 31 2019	Balance Sheet Location	SEPTEMBER 30 2020	DECEMBER 31 2019
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$2.5	$0.7
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	3.0	1.4
Foreign currency exchange contracts
Current	Prepaid expenses and other	3.7	3.1	Prepaid expenses and other	1.5	1.5
	Other current liabilities	3.4	1.7	Other current liabilities	8.7	17.1
Long-term	Other non-current assets	4.7	—	Other non-current assets	1.7	—
	Other long-term liabilities	—	3.5	Other long-term liabilities	1.8	9.6
Total derivatives designated as hedging instruments		$11.8	$8.3		$19.2	$30.3
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	1.5	0.4	Prepaid expenses and other	1.9	0.2
	Other current liabilities	0.4	2.3	Other current liabilities	1.4	2.4
Total derivatives not designated as hedging instruments		$1.9	$2.7		$3.3	$2.6
Total derivatives		$13.7	$11.0		$22.5	$32.9

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of September 30, 2020				Derivative Liabilities as of September 30, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$5.5	$—	$5.5	$5.5
Foreign currency exchange contracts	4.8	(4.8)	—	—	8.1	(4.8)	3.3	3.3
Total derivatives	$4.8	$(4.8)	$—	$—	$13.6	$(4.8)	$8.8	$8.8

	Derivative Assets as of December 31, 2019				Derivative Liabilities as of December 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$2.1	$—	$2.1	$2.1
Foreign currency exchange contracts	1.8	(1.8)	—	—	21.6	(1.8)	19.8	19.8
Total derivatives	$1.8	$(1.8)	$—	$—	$23.7	$(1.8)	$21.9	$21.9

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS ENDED		NINE MONTHS ENDED			THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30					SEPTEMBER 30
Derivatives Designated as Hedging Instruments	2020	2019	2020	2019		2020	2019	2020	2019
Cash Flow Hedges
Interest rate swap agreements	$1.2	$(0.7)	$(2.2)	$(4.7)	Interest expense	$0.7	$—	$1.3	$(0.3)
Foreign currency exchange contracts	20.1	(19.7)	4.2	(29.6)	Cost of sales	(3.5)	(2.3)	(15.4)	(6.7)
Total	$21.3	$(20.4)	$2.0	$(34.3)		$(2.8)	$(2.3)	$(14.1)	$(7.0)

Derivatives Not Designated as Hedging Instruments					Location of Gain or (Loss) Recognized in Income on Derivative	2020	2019	2020	2019
Cash Flow Hedges
Foreign currency exchange contracts					Cost of sales	$(5.6)	$(1.9)	$(4.3)	$(4.3)
Total						$(5.6)	$(1.9)	$(4.3)	$(4.3)

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

During the third quarter of 2020, the Company recognized a settlement loss of $1.2 million resulting from lump-sum distributions exceeding the total projected interest cost for the plan year for one of its U.S. pension plans. The Company remeasured the plan as of September 30, 2020 using a discount rate of 2.27%, compared to the December 31, 2019 discount rate of 3.02%. As a result of the remeasurement, the funded status of the plan decreased by $2.7 million and accumulated other comprehensive income increased by $3.6 million ($2.8 million net of tax).

The Company presents the components of net benefit cost, other than service cost, in other (income) expense in the unaudited condensed consolidated statements of operations for its pension plans. Service cost for the Company's pension plans is reported in operating profit. The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2020	2019	2020	2019
U.S. Pension
Interest cost	$0.5	$0.6	$1.5	$1.9
Expected return on plan assets	(1.3)	(1.1)	(3.6)	(3.4)
Settlement loss	1.2	—	1.2	—
Amortization of actuarial loss	0.5	0.5	1.5	1.5
Total	$0.9	$—	$0.6	$—
Non-U.S. Pension
Service cost	$0.1	$—	$0.1	$0.1
Interest cost	0.8	1.1	2.3	3.1
Expected return on plan assets	(2.7)	(2.5)	(8.1)	(7.7)
Amortization of actuarial loss	0.6	0.4	1.9	1.4
Total	$(1.2)	$(1.0)	$(3.8)	$(3.1)

Note 9—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2020	DECEMBER 31 2019
Finished goods and service parts	$268.6	$276.2
Work in process	23.3	22.1
Raw materials	248.3	310.5
Total manufactured inventories	540.2	608.8
LIFO reserve	(49.9)	(48.9)
Total inventory	$490.3	$559.9

Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At September 30, 2020 and December 31, 2019, 43% and 53%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

Note 10—Goodwill and Intangible Assets

During the first nine months of 2020, broad measures taken by governments, businesses and others across the globe to limit the spread of COVID-19 adversely affected the Company. Production was significantly reduced or suspended at the Company's Chinese and European facilities for certain periods during the first and early second quarter of 2020. The significant decline in economic activity also reduced the demand for the Company's products from customers and limited the availability of components from suppliers. In addition, the Company’s stock price was volatile and declined significantly during the first quarter of 2020, consistent with broad trends in the global financial markets. These items, among others, were indicators of impairment and therefore, the Company performed interim goodwill and indefinite-lived intangible asset impairment tests as of March 31, 2020. The interim impairment analysis for goodwill and indefinite-lived intangible assets indicated the values of these assets were not impaired as of March 31, 2020. In addition, the Company performed an impairment analysis of its tangible, right-of-use and other intangible assets that indicated the values of these assets were not impaired as of March 31, 2020. During the second quarter of 2020, the annual testing of goodwill for impairment was conducted as of May 1, 2020. The fair value of each reporting unit was in excess of its carrying value and thus no impairment existed. There were no further indicators of impairment during the third quarter of 2020.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2020
Balance at December 31, 2019	$65.2
Current year warranty expense	21.9
Change in estimate related to pre-existing warranties	0.9
Payments made	(24.9)
Foreign currency effect	0.2
Balance at September 30, 2020	$63.3

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

The Company previously filed legal actions in Brazil to recover certain social integration and social contribution taxes paid over gross sales, including ICMS receipts, which is a form of state value added tax. During 2019, the Company’s Brazil legal advisors notified the Company that they received judicial notification that the Superior Judicial Court rendered a favorable decision on the case granting the Company the right to recover, through offset of federal tax liabilities, amounts of overpayments collected by the government from 1999 to date. The judicial court decision is final and not subject to appeals. Based on analysis performed to date, the current estimate of the refund calculated on a gross basis is approximately 100 million Brazilian reais, or approximately $18 million as of September 30, 2020.

The amount and ultimate timing of realization of these recoveries is dependent upon administrative approvals, generation of federal tax liabilities in Brazil eligible for offset and potential impacts of future legislative actions within Brazil, all of which are uncertain. Based upon a probability weighted analysis, including a review of historical earnings and trends, forecasted earnings, the relevant expiration of carryforwards and the potential of selling the credits at a significant discount, the Company determined the net realizable value of the credits is approximately 8 million Brazilian reais, or $1.4 million as of September 30, 2020. The Company currently expects to realize this amount within the next one to five years. Future legislative changes in Brazil, changes in the Company’s forecasted earnings or resolution of other uncertainties could impact the estimate of the amount realizable for these tax credits.

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

Note 13—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at September 30, 2020 and December 31, 2019 were $147.0 million and $179.7 million, respectively. As of September 30, 2020, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at September 30, 2020 was approximately $208.8 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of September 30, 2020, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $33.5 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $11.9 million as of September 30, 2020. The $33.5 million is included in the $147.0 million of total amounts subject to recourse or repurchase obligations at September 30, 2020.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At September 30, 2020, approximately $121.9 million of the Company's total recourse or repurchase obligations of $147.0 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At September 30, 2020, loans from WF to HYGFS totaled $1.2 billion. Although the Company’s contractual guarantee was $242.9 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $121.9 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $222.9 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $296.3 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at September 30, 2020:

	HYGFS	Total
Total recourse or repurchase obligations	$121.9	$147.0
Less: exposure limited for certain dealers	33.5	33.5
Plus: 7.5% of original loan balance	11.9	11.9
	100.3	125.4
Incremental obligation related to guarantee to WF	222.9	222.9
Total exposure related to guarantees	$323.2	$348.3

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

The Company's equity investments in unconsolidated affiliates recorded on the unaudited condensed consolidated balance sheets are as follows:

	September 30, 2020	December 31, 2019
HYGFS	$19.8	$22.8
SN	42.5	43.9
Bolzoni	0.4	0.3

Dividends received from unconsolidated affiliates are summarized below:

	NINE MONTHS ENDED
	SEPTEMBER 30
	2020	2019
HYGFS	$6.4	$4.1
SN	0.9	1.0
	$7.3	$5.1
Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2020	2019	2020	2019
Revenues	$93.8	$103.8	$290.8	$323.8
Gross profit	$34.1	$35.0	$98.0	$109.9
Income from continuing operations	$12.3	$8.3	$23.2	$30.1
Net income	$12.3	$8.3	$23.2	$30.1

The Company has an equity investment in a third party valued using a quoted market price in an active market, or Level 1 in the fair value hierarchy. The Company's investment as of September 30, 2020 and December 31, 2019 was $1.5 million and $2.4 million, respectively. Any gain or loss on the investment is included on the line "Other" in the "Other (income) expense" section of the unaudited condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2020	2019	2020	2019
Gain (loss) on equity investment	$0.2	$(0.7)	$(1.0)	$(1.1)

The Company has an approximately 19% ownership interest through common and redeemable preferred shares in a third party, OneH2, Inc. The Company's investment was $11.6 million and $10.6 million as of September 30, 2020 and December 31, 2019, respectively.

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

During the first nine months of 2020, broad measures taken by governments, businesses and others across the globe to limit the spread of novel coronavirus ("COVID-19") adversely affected the Company. The resulting significant decline in economic activity also reduced the demand for the Company's products and limited the availability of components from certain suppliers. Production was significantly reduced or suspended at the Company's Chinese and European facilities for certain periods during the first and early second quarter of 2020. The Company also initiated several cost reduction measures designed to ease liquidity pressure. These cost containment actions included spending and travel restrictions, significant reductions in temporary personnel, furloughs, suspension of incentive compensation and profit sharing, benefit reductions and salary reductions. In addition, the Company adjusted production levels at its manufacturing plants to align more closely with the reduced levels of demand, and worked closely with suppliers to help ensure current needs are met while also ensuring continuity as the market improves.

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

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)	NINE MONTHS ENDED		Favorable / (Unfavorable)
	SEPTEMBER 30			SEPTEMBER 30
	2020	2019	% Change	2020	2019	% Change
Lift truck unit shipments (in thousands)
Americas	12.0	14.6	(17.8)%	41.1	44.3	(7.2)%
EMEA	5.4	5.9	(8.5)%	15.1	21.5	(29.8)%
JAPIC	3.2	3.0	6.7%	7.8	9.7	(19.6)%
	20.6	23.5	(12.3)%	64.0	75.5	(15.2)%
Revenues
Americas	$426.9	$505.8	(15.6)%	$1,432.4	$1,578.0	(9.2)%
EMEA	143.8	161.7	(11.1)%	416.0	553.9	(24.9)%
JAPIC	48.0	57.8	(17.0)%	140.6	194.1	(27.6)%
Lift truck business	618.7	725.3	(14.7)%	1,989.0	2,326.0	(14.5)%
Bolzoni	63.3	75.8	(16.5)%	215.4	258.4	(16.6)%
Nuvera	0.7	2.4	(70.8)%	2.8	9.1	(69.2)%
Eliminations	(30.3)	(37.5)	(19.2)%	(114.7)	(136.5)	(16.0)%
	$652.4	$766.0	(14.8)%	$2,092.5	$2,457.0	(14.8)%
Gross profit (loss)
Americas	$65.7	$90.3	(27.2)%	$240.3	$261.8	(8.2)%
EMEA	22.4	26.1	(14.2)%	57.4	79.6	(27.9)%
JAPIC	6.2	8.6	(27.9)%	14.9	23.1	(35.5)%
Lift truck business	94.3	125.0	(24.6)%	312.6	364.5	(14.2)%
Bolzoni	12.1	13.0	(6.9)%	40.5	44.1	(8.2)%
Nuvera	(2.7)	(3.1)	(12.9)%	(8.5)	(7.6)	11.8%
Eliminations	(0.3)	0.1	n.m.	(0.9)	(0.4)	n.m.
	$103.4	$135.0	(23.4)%	$343.7	$400.6	(14.2)%
Selling, general and administrative expenses
Americas	$49.6	$60.8	18.4%	$162.4	$190.8	14.9%
EMEA	19.1	25.1	23.9%	61.4	73.9	16.9%
JAPIC	9.4	11.1	15.3%	27.6	31.9	13.5%
Lift truck business	78.1	97.0	19.5%	251.4	296.6	15.2%
Bolzoni	12.0	12.3	2.4%	38.2	39.9	4.3%
Nuvera	6.0	6.2	3.2%	17.9	18.3	2.2%
	$96.1	$115.5	16.8%	$307.5	$354.8	13.3%
Operating profit (loss)
Americas	$16.1	$29.5	(45.4)%	$77.9	$71.0	9.7%
EMEA	3.3	1.0	230.0%	(4.0)	5.7	(170.2)%
JAPIC	(3.2)	(2.5)	(28.0)%	(12.7)	(8.8)	(44.3)%
Lift truck business	16.2	28.0	(42.1)%	61.2	67.9	(9.9)%
Bolzoni	0.1	0.7	(85.7)%	2.3	4.2	(45.2)%
Nuvera	(8.7)	(9.3)	6.5%	(26.4)	(25.9)	(1.9)%
Eliminations	(0.3)	0.1	n.m.	(0.9)	(0.4)	n.m.
	$7.3	$19.5	(62.6)%	$36.2	$45.8	(21.0)%
Interest expense	$3.1	$5.3	41.5%	$10.7	$14.9	28.2%
Other income	$(2.2)	$(3.8)	n.m.	$(2.3)	$(13.1)	(82.4)%

	THREE MONTHS ENDED		Favorable / (Unfavorable)	NINE MONTHS ENDED		Favorable / (Unfavorable)
	SEPTEMBER 30			SEPTEMBER 30
	2020	2019	% Change	2020	2019	% Change
Net income (loss) attributable to stockholders
Americas	$10.7	$20.8	(48.6)%	$52.0	$50.6	2.8%
EMEA	3.7	1.0	270.0%	(0.9)	5.0	(118.0)%
JAPIC	(2.8)	(2.3)	(21.7)%	(8.5)	(6.2)	(37.1)%
Lift truck business	11.6	19.5	(40.5)%	42.6	49.4	(13.8)%
Bolzoni	0.1	0.7	n.m.	2.2	2.6	(15.4)%
Nuvera	(6.1)	(5.8)	(5.2)%	(18.6)	(17.9)	(3.9)%
Eliminations	(0.5)	(1.6)	n.m.	(2.2)	(1.7)	n.m.
	$5.1	$12.8	(60.2)%	$24.0	$32.4	(25.9)%
Diluted earnings per share	$0.30	$0.76	(60.5)%	$1.43	$1.94	(26.3)%
Reported income tax rate	10.9%	27.2%		9.0%	24.5%
n.m. - not meaningful

Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of September 30, 2020, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2020	2019	2020	2019
Unit backlog, beginning of period	31.5	44.1	41.2	43.9
Unit shipments	(20.6)	(23.5)	(64.0)	(75.5)
Unit bookings	22.7	22.8	56.4	75.0
Unit backlog, end of period	33.6	43.4	33.6	43.4
The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2020	2019	2020	2019
Bookings, approximate sales value	$545	$540	$1,360	$1,690
Backlog, approximate sales value	$910	$1,130	$910	$1,130

Third Quarter of 2020 Compared with Third Quarter of 2019

The following table identifies the components of change in revenues for the third quarter of 2020 compared with the third quarter of 2019:

Revenues
2019	$766.0
Increase (decrease) in 2020 from:
Unit volume and product mix	(98.6)
Bolzoni revenues	(12.5)
Parts	(7.1)
Nuvera revenues	(1.7)
Price	4.5
Foreign currency	1.5
Other (including eliminations)	0.3
2020	$652.4

Revenues decreased 14.8% to $652.4 million in the third quarter of 2020 from $766.0 million in the third quarter of 2019, mainly due to lower unit and parts volumes in all geographic segments of the lift truck business and Bolzoni, primarily due to the COVID-19 pandemic and the resulting significant decline in economic activity. The decrease in revenue was partially offset by improved pricing in the Americas and EMEA.

Nuvera's revenues decreased primarily due to reduced third-party fuel cell development services in the third quarter of 2020 compared to the third quarter of 2019.

The following table identifies the components of change in operating profit for the third quarter of 2020 compared with the third quarter of 2019:

Operating Profit
2019	$19.5
Increase (decrease) in 2020 from:
Lift truck gross profit	(31.1)
Bolzoni operations	(0.6)
Nuvera operations	0.6
Lift truck selling, general and administrative expenses	18.9
2020	$7.3

The Company recognized operating profit of $7.3 million in the third quarter of 2020 compared with $19.5 million in the third quarter of 2019. The decrease in operating profit was mainly due to lower gross profit, primarily from lower unit and parts volume due to the COVID-19 pandemic and the resulting significant decline in economic activity in all geographic lift truck segments and Bolzoni. The third quarter of 2019 also included $8.7 million of favorable retroactive tariff exclusion adjustments from suppliers for certain components imported from China. These items were partially offset by favorable pricing in all geographic lift truck segments. The decline in gross profit was somewhat offset by lower selling, general and administrative expenses at all locations as the Company implemented cost containment actions to mitigate the impact of the COVID-19 pandemic as well as $1.6 million of government subsidies in EMEA.

Nuvera's operating loss decreased modestly as a result of smaller inventory adjustments recognized in the third quarter of 2020 compared to the third quarter of 2019, as well as the favorable effect of cost containment actions.

The Company recognized net income attributable to stockholders of $5.1 million in the third quarter of 2020 compared with $12.8 million in the third quarter of 2019. The decrease was primarily the result of lower operating profit and lower equity earnings of unconsolidated subsidiaries. In addition, the Company recognized a settlement loss of $1.2 million in the third quarter of 2020 for its U.S. pension plan. These items were partially offset by lower interest expense, favorable mark-to-market adjustments on an equity investment in a third-party and a lower reported income tax rate. See Note 5 for further discussion of the Company's income tax provision.

First Nine Months of 2020 Compared with First Nine Months of 2019

The following table identifies the components of change in revenues for the first nine months of 2020 compared with the first nine months of 2019:

Revenues
2019	$2,457.0
Increase (decrease) in 2019 from:

Unit volume and product mix	(310.5)
Bolzoni revenues	(43.0)
Parts	(21.8)
Foreign currency	(12.8)
Nuvera revenues	(6.3)
Price	24.0
Other (including eliminations)	5.9
2020	$2,092.5

Revenues decreased 14.8% to $2,092.5 million in the first nine months of 2020 from $2,457.0 million in the first nine months of 2019. The decrease was mainly due to lower unit and parts volumes in all geographic segments of the lift truck business and Bolzoni, primarily due to the COVID-19 pandemic and the resulting significant decline in economic activity. In addition, unfavorable currency movements from the translation of sales into U.S. dollars was $10.3 million in the Americas, $2.0 million in JAPIC, $0.5 million in EMEA and $0.4 million at Bolzoni. The decrease in revenue was partially offset by higher prices in all lift truck geographic segments implemented during 2019 to offset material cost increases and tariffs.

Nuvera's revenues decreased primarily due to reduced third-party fuel cell development services in the first nine months of 2020 compared to the first nine months of 2019.

The following table identifies the components of change in operating profit for the first nine months of 2020 compared with the first nine months of 2019:

Operating Profit
2019	$45.8
Increase (decrease) in 2020 from:
Lift truck selling, general and administrative expenses	(52.4)
Bolzoni operations	(1.9)
Nuvera operations	(0.5)
Lift truck gross profit	45.2
2020	$36.2

The Company recognized operating profit of $36.2 million in the first nine months of 2020 compared with $45.8 million in the first nine months of 2019. The decrease in operating profit was mainly due to lower gross profit, primarily from lower unit and parts volume and manufacturing inefficiencies due to the COVID-19 pandemic and the resulting significant decline in economic activity in all geographic lift truck segments and Bolzoni. In addition, the absence of $11.8 million of favorable retroactive tariff exclusion adjustments recognized in 2019 and unfavorable currency movements of $5.4 million in EMEA, $3.4 million in JAPIC and $2.3 million in the Americas were partially offset by favorable pricing in all geographic lift truck segments. The decline in gross profit was somewhat offset by lower selling, general and administrative expenses at all locations as the Company implemented cost containment actions to mitigate the impact of the COVID-19 pandemic as well as $6.6 million of government subsidies in EMEA.

The Company recognized net income attributable to stockholders of $24.0 million in the first nine months of 2020 compared with $32.4 million in the first nine months of 2019. The decrease was primarily the result of lower operating profit and lower equity earnings of unconsolidated subsidiaries, partially offset by lower interest expense. In addition, during the second quarter of 2020, the Company recognized a discrete tax benefit of $4.3 million related to the expiration of the statute of limitations for uncertain tax positions related to acquisitions for which an offsetting pre-tax indemnity receivable was also recorded. The expense for the release of the indemnity receivable was recorded on the line “Other, net” in the unaudited condensed consolidated statements of operations. See Note 5 for further discussion of the Company's income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2020	2019	Change
Operating activities:
Net income	$25.3	$33.2	$(7.9)
Depreciation and amortization	31.8	32.3	(0.5)
Dividends from unconsolidated affiliates	7.3	5.1	2.2
Working capital changes	4.2	(93.0)	97.2
Other	7.5	5.1	2.4
Net cash provided by (used for) operating activities	76.1	(17.3)	93.4
Investing activities:
Expenditures for property, plant and equipment	(37.2)	(31.4)	(5.8)
Proceeds from the sale of assets	7.4	6.9	0.5
Net cash used for investing activities	(29.8)	(24.5)	(5.3)
Cash flow before financing activities	$46.3	$(41.8)	$88.1

Net cash provided by (used for) operating activities increased $93.4 million in the first nine months of 2020 compared with the first nine months of 2019, primarily as a result of the change in working capital items. During the first nine months of 2020, working capital was significantly affected by the COVID-19 pandemic and the resulting significant decline in economic activity. Accounts receivable, inventory and the related accounts payable were all significantly reduced compared with the first nine months of 2019 as the Company adjusted to the reduced demand. In addition, other liabilities decreased during the first nine months of 2020 compared with the first nine months of 2019 mainly as a result of lower deferred revenue and higher payments of employee-related compensation.

The change in net cash used for investing activities during the first nine months of 2020 compared with the first nine months of 2019 is due to higher capital expenditures in 2020, primarily for new product development and improvements to the Company's information technology infrastructure. This was partially offset by proceeds from the sale of assets in the first nine months of 2020.

	2020	2019	Change
Financing activities:
Net increase (decrease) of long-term debt and revolving credit agreements	$(2.7)	$41.5	$(44.2)
Cash dividends paid	(16.0)	(15.7)	(0.3)
Other	(0.4)	(0.8)	0.4
Net cash provided by (used for) financing activities	$(19.1)	$25.0	$(44.1)

Net cash provided by (used for) financing activities decreased $44.1 million in the first nine months of 2020 compared with the first nine months of 2019. The decrease was primarily related to lower borrowings on the Facility (as defined below) in the first nine months of 2020 compared with the first nine months of 2019.

Financing Activities

The Company has a $240.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in April 2022. There were no borrowings outstanding under the Facility at September 30, 2020. The availability under the Facility at September 30, 2020 was $235.6 million, which reflects reductions of $4.4 million for letters of credit and other restrictions. As of September 30, 2020, the Facility consisted of a U.S. revolving credit facility of $150.0 million and a non-U.S. revolving credit facility of $90.0 million. The obligations under the Facility are generally secured by a first lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory (the "Facility Collateral") and a second lien on the Term Loan Collateral (defined below). The approximate book value of assets held as collateral under the Facility was $850 million as of September 30, 2020.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, as of September 30, 2020, for U.S. base rate loans and LIBOR loans were 0.25% and 1.25%, respectively. The applicable margin, as of September 30, 2020, for non-U.S. base rate loans and LIBOR loans was 1.25%. The Facility also required the payment of a fee of 0.25% per annum on the unused commitments as of September 30, 2020.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as set forth in the Facility, and limits the payment of dividends. If average availability for both total and U.S. revolving credit facilities, on a pro forma basis, is greater than 15% and less than or equal to 20%, the Company may pay dividends subject to achieving a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00, as defined in the Facility. If the average availability is greater than 20% for both total and U.S. revolving credit facilities, on a pro forma basis, the Company may pay dividends without any minimum Fixed Charge Coverage Ratio requirement. The Facility also requires the Company to achieve a minimum Fixed Charge Coverage Ratio in certain circumstances in which total excess availability is less than 10% of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than 10% of the U.S. revolver commitments, as defined in the Facility. At September 30, 2020, the Company was in compliance with the covenants in the Facility.

The Company also has a $200.0 million term loan (the "Term Loan"), which matures in May 2023. The Term Loan requires quarterly principal payments on the last business day of each March, June, September and December in an amount equal to $2.5 million. The final principal repayment is due on May 30, 2023. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At September 30, 2020, there was $167.5 million of principal outstanding under the Term Loan which has been reduced in the unaudited condensed consolidated balance sheet by $2.1 million for discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property (collectively, the "Term Loan Collateral") and a second priority lien on the Facility Collateral. The approximate book value of assets held as collateral under the Term Loan was $570 million as of September 30, 2020.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin, as provided in the Term Loan, is 2.25% for base rate loans and 3.25% for Eurodollar loans. The interest rate on the amount outstanding under the Term Loan at September 30, 2020 was 3.40%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of regularly scheduled dividends and other restricted payments to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 1.75 to 1.00 at the time of the payment. At September 30, 2020, the Company was in compliance with the covenants in the Term Loan.

The Company had other debt outstanding, excluding finance leases, of approximately $103.4 million at September 30, 2020. In addition to the excess availability under the Facility of $235.6 million, the Company had remaining availability of $31.1 million related to other non-U.S. revolving credit agreements.

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

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Nine Months Ended September 30, 2020	Planned for Remainder of 2020	Planned 2020 Total	Actual 2019
Lift truck business	$32.2	$19.7	$51.9	$37.8
Bolzoni	2.6	0.8	3.4	5.6
Nuvera	2.4	3.6	6.0	6.3
	$37.2	$24.1	$61.3	$49.7

Planned expenditures for the remainder of 2020 are primarily for product development, improvements to information technology infrastructure, improvements at manufacturing locations and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	SEPTEMBER 30 2020	DECEMBER 31 2019	Change
Cash and cash equivalents	$89.9	$64.6	$25.3
Other net tangible assets	643.5	632.6	10.9
Intangible assets	57.0	60.1	(3.1)
Goodwill	109.9	106.7	3.2
Net assets	900.3	864.0	36.3
Total debt	(297.7)	(287.0)	(10.7)
Total equity	$602.6	$577.0	$25.6
Debt to total capitalization	33%	33%	—%

BUSINESS PROSPECTS

As economies continued to reopen in the 2020 third quarter, lift truck market activity improved faster than anticipated, with markets ending the quarter at roughly pre-pandemic levels. Excluding China, which increased 78% over the prior year third quarter, the global lift truck market was down less than 1% compared with the third quarter of 2019. Compared to the second quarter of 2020, the global lift truck market increased 22.5% in the 2020 third quarter driven by a 28.8% increase in EMEA and a 25.9% increase in the Americas, as well as a 19.7% increase in China. The market improvements over the second quarter translated into a solid increase in 2020 third quarter Lift Truck bookings.

As market conditions improve, the Company expects that increased bookings and the strategic programs the Company continues to pursue will position each of its businesses to recover to sound long-term financial returns. In the meantime, the Company continues to focus on aggressive actions to keep its employees healthy as COVID-19 cases once again spike around the globe and on moderating any resulting additional near-term financial impacts of the COVID-19 pandemic.

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

While recent market and bookings activity is encouraging and growth since the 2020 second quarter shutdowns has been better than expected, the level of future bookings is still uncertain. The trend line for bookings is improving, but improvements are occurring at a decreasing rate, and COVID-19 cases are increasing. Overall, the Company continues to operate on the assumption that the economic and market environment will remain difficult throughout the remainder of 2020 with COVID-19 cases expected to increase in areas entering the winter season, and in 2021, until an effective COVID-19 vaccination or alternative therapy is widely available.

Beginning late in the first quarter, the Company put plans in place to mitigate the impact of declining markets and bookings and the consequential impact of reduced manufacturing activity from pandemic-related shutdowns by initiating cost reduction measures which were designed to lower costs and enhance liquidity. Despite currently improving markets, these measures are expected to remain in place until market and economic uncertainty dissipates and results improve, which the Company expects to occur over the course of 2021. The implementation of these company-wide cost reduction actions is designed to achieve $60 million to $75 million in operating expense savings in 2020 compared with 2019, of which approximately $47 million have been realized through September 30, 2020. The Company also adjusted production levels at its manufacturing plants during the 2020 second quarter to align them more closely with the anticipated reduced levels of demand and target bookings levels. Throughout the third quarter, the Company increased production levels moderately to adjust for improved market levels, and the Company anticipates increasing production levels further in the fourth quarter given expected bookings and backlog, barring, of course, any new government shutdowns. Based on current backlog levels and planned production levels, the Company expects to have adequate component supply and minimal open production slots over the remainder of 2020. This is expected to position the Company with both competitive lead times and an acceptable ongoing backlog level. The Company continues to focus on adjusting production levels quickly to market and bookings changes and on working closely with suppliers to help ensure appropriate component supply levels as its production levels change. Against this backdrop, the Company expects operating profit and net income in the fourth quarter of 2020 to be significantly higher than both the 2020 third quarter and prior year fourth quarter.

However, importantly, the Company's expectations for the 2020 fourth quarter were established prior to the most recent spikes of COVID-19 cases in a number of countries, including in the Company's largest markets. This environment could develop into a headwind for current fourth quarter booking expectations. Further the Company or supplier shutdowns could occur. For example, while renewed measures have already been taken in a number of European countries to mitigate the spread of the virus, and similar actions are likely to be taken by other countries, at this time, the new measures put in place have not had a significant impact on the Company's plants or suppliers. However, the Company is monitoring the evolving situation, including monitoring closely a number of suppliers based in areas where cases are spiking. The Company is prepared to take further action if necessary to maintain the health and safety of its global employees and to address any production and supply chain issues which may develop. More broadly, as a result, pandemic-related uncertainty continues to limit the Company's ability to forecast bookings levels for 2021.

In addition to the Company's focus on cost containment actions, the Company has also focused on actions to enhance its cash flow before financing, including reducing working capital and reducing or deferring capital expenditures. Capital expenditures are expected to be approximately $61 million in 2020. Enhancing liquidity also continues to be a priority. At September 30, 2020, the Company's cash on hand was $89.9 million and debt was $297.7 million compared with cash on hand of $60.5 million and debt of $337.7 million at June 30, 2020. In addition, as of September 30, 2020, the Company had unused borrowing capacity of approximately $260 million under existing revolving credit facilities, compared with $218 million at June 30, 2020. Looking to the future in the context of an improving bookings trend, the Company plans to increase its investment in working capital to support growth in its business.

Despite the uncertainty related to near-term economic activity, the Company continues to execute its long-term strategy. As the Company entered the COVID-19 crisis, it was in the midst of undertaking the largest set of strategic programs in its history with the expectation that they would collectively have a transformational impact on the Company’s competitiveness, market position and economic performance. While essentially all of the projects required to execute these strategies continue to move forward, in the context of the COVID-19 pandemic, the pace of certain projects has been given greater emphasis than others to reduce near-term operating expenses and capital expenditures.

At Lift Truck, product programs are expected to lay the groundwork for enhanced market position by providing lower cost of ownership and enhanced productivity for the Company’s customers. While the Company continues to introduce a number of new products during this period, Lift Truck's primary focus is on a new set of modular and scalable product families covering both internal combustion engine and electric trucks which will provide customers with enhanced flexibility for meeting their application needs in addition to the benefit of lowest total cost of ownership. The Company has been focused on maintaining the timing of the introduction of the first of these products, the standard version of the 2-to-3 ton internal combustion engine lift truck for the EMEA market, which is expected to be launched in the first quarter of 2021. The launch of this new range of the 2-to-3 ton counterbalanced trucks will continue throughout 2021, with trucks for the Americas market expected to be launched in the second half of 2021.

The introduction of these new products will lead to significant changes in supply chain sourcing and in the Company’s various manufacturing facilities around the world as certain products are moved between plants. Consolidated component volume sourced globally from reliable partners is expected to reduce costs and improve quality as these new products are brought to market over time. Lift Truck’s largest manufacturing facilities, its Berea, Craigavon and Greenville plants, are undergoing significant changes and additional investments are being made at these plants. Given the current environment, the Company has also accelerated plans to move certain products in order to provide permanent structural changes to reduce costs.

The Company believes the modular nature of the new products being introduced will enhance its ability to meet customer needs at lowest cost and with more specificity, both at the industry level and at the individual customer level. To capitalize on this capability, the Company has accelerated its focus on implementing comprehensive industry strategies, and investing in industry-focused sales capabilities to support its dealers. Given the COVID-19 environment, the Company has also focused on enhancing its remote selling capabilities through technology and IT enhancements.

Bolzoni continues to focus on its Americas growth strategy by strengthening its ability to serve the North America market through the supply of cylinders and various other components from its Sulligent, Alabama plant, and by introducing a broader range of locally produced attachments with shorter lead times to serve its customer base. Bolzoni is also implementing its "One Company - 3 brands" organizational approach to help streamline corporate operations and strengthen its North America and JAPIC commercial operations.

Nuvera continues to focus on serving heavy-duty applications, particularly bus and truck applications, with its 45kW engine, which was released for sale during the 2020 second quarter. It also continues to focus on the forklift truck market. During the second quarter of 2020, Nuvera, which had successfully achieved certification of its first 45kW engine for China in 2019, received its first integration certification which allows the engines to operate in buses. During the third quarter, testing of these engines in Chinese buses was completed for one company, and that company has now included the certified bus design in its sales catalog. Certifications for other bus companies are expected late in the fourth quarter of 2020 and in the first half of 2021. As a result of these milestones, Nuvera has accelerated the 45kW engine commercialization operations for the global market and is focusing on ramping up sales of this product in the fourth quarter of 2020 and in 2021. Nuvera is also developing a new engine of approximately 60kW for the Chinese market that is expected to begin the certification process during the fourth quarter. The engine certification for this new engine is expected to be received during the 2020 fourth quarter, with the vehicle integration certification expected to be completed late in the quarter or early in the first quarter of 2021.

In summary, the Company believes it is at an inflection point in its business as a result of the momentum of its strategic programs as they move to full implementation. While these initiatives may reduce the Company's near-term financial results, they are expected to position the Company with enhanced market position as market conditions return to more normal levels. Nevertheless, since the Company recognizes that the timing and shape of the market recovery is highly uncertain, it will focus on responding to changing conditions with agility based on contingency plans which appropriately respond to conditions as they unfold. Once the COVID-19 pandemic has abated and markets have returned to normal, the Company believes the full impact of these programs can lead to significant profitability improvements for a number of years to come.

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

Changes in internal control over financial reporting: During the third quarter of 2020, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The circumstances surrounding the COVID-19 pandemic continue to evolve and it is not possible to predict the full nature and extent of the impacts of the COVID-19 pandemic. However, the continued spread of COVID-19 and reactions by governments and others has caused an economic slowdown that is significant, which the Company expects to continue and, therefore, could extend the duration of the period of reduced demand for the Company’s products and disruption of its supply chain. Additionally, deteriorating economic conditions could result in material impairment charges in the value of certain of the

Company’s assets. Moreover, circumstances surrounding the COVID-19 pandemic have negatively impacted global financial markets leading to greater volatility and increased cost of capital. If such conditions continue, the Company’s ability to borrow capital and otherwise finance its operations and expenditures may be negatively impacted.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
    None
Item 3    Defaults Upon Senior Securities
    None
Item 4    Mine Safety Disclosures
    Not applicable
Item 5    Other Information
    None
Item 6    Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number*	Description of Exhibits

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL and contained in Exhibit 101
* Numbered in accordance with Item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.

Date:	November 3, 2020	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)