Form 10-K
period 2020-12-31
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2021-02-24
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended:	December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54799
HYSTER-YALE MATERIALS HANDLING, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1637659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5875 Landerbrook Drive
Suite 300
Cleveland	44124-4069
OH	(Zip code)
(Address of principal executive offices)
Registrant's telephone number, including area code: (440) 449-9600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $0.01 Per Share	HY	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)        Yes ☐     No ☒

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter): $422,266,518
Number of shares of Class A Common Stock outstanding at February 19, 2021: 12,965,084
Number of shares of Class B Common Stock outstanding at February 19, 2021: 3,847,056
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2021 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
Item 1. BUSINESS
General
Hyster-Yale Materials Handling, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company Hyster-Yale Group, Inc. ("HYG"), is a leading, globally integrated, full-line lift truck manufacturer. The Company offers a broad array of solutions aimed at meeting the specific materials handling needs of its customers, including attachments and hydrogen fuel cell power products, telematics, automation and fleet management services, as well as a variety of other power options for its lift trucks. The Company, headquartered in Cleveland, Ohio, through HYG, designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally, primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, China, Northern Ireland, Mexico, the Netherlands, the Philippines, Japan, Italy, Brazil and Vietnam. Hyster-Yale was incorporated as a Delaware corporation in 1999.
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
The Company operates Bolzoni S.p.A. ("Bolzoni"). Bolzoni is a leading worldwide designer, producer and distributor of a wide range of attachments, forks and lift tables marketed under the Bolzoni®, Auramo® and Meyer® brand names. Bolzoni products are manufactured in the United States, Italy, China, Germany and Finland. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift-truck attachments and industrial material handling.
The Company operates Nuvera Fuel Cells, LLC ("Nuvera"). Nuvera is an alternative-power, clean-energy technology company focused on the design, manufacture and sale of hydrogen fuel-cell stacks and engines.
During 2020, broad measures taken by governments, businesses and others across the globe to limit the spread of novel coronavirus ("COVID-19") adversely affected the Company. The resulting significant decline in economic activity also reduced the demand for the Company's products and limited the availability of components from certain suppliers. Production was significantly reduced or suspended at the Company's Chinese and European facilities for certain periods during the first and second quarters of 2020. The Company also initiated several cost reduction measures designed to ease liquidity pressure. These cost containment actions included spending and travel restrictions, significant reductions in temporary personnel, furloughs, suspension of incentive compensation and profit sharing, benefit reductions and salary reductions. In addition, the Company adjusted production levels at its manufacturing plants to align more closely with the reduced levels of demand, and worked closely with suppliers to help ensure current needs were met while also ensuring continuity as the market improved.
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, www.hyster-yale.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").
The components of the Company's revenues were as follows for the year ended December 31:

	2020	2019	2018
Lift trucks	76%	75%	77%
Parts	14%	12%	13%
Service, rental and other	5%	8%	4%
Bolzoni	5%	5%	5%
Nuvera	less than 1%	less than 1%	1%
Sales of internal combustion engine lift trucks and electric lift trucks were approximately 44% and approximately 32% of annual revenues in 2020, respectively.

Manufacturing and Assembly
The Company manufactures components, such as frames, masts and transmissions, and assembles lift trucks in the market of sale whenever practical to minimize freight cost and balance currency mix. In some instances, however, it utilizes one worldwide location to manufacture specific components or assemble specific lift trucks. Additionally, components and assembled lift trucks are exported when it is advantageous to meet demand in certain markets. The Company operates twelve lift truck manufacturing and assembly facilities worldwide with four plants in the Americas, three in EMEA and five in JAPIC, including joint venture operations. In addition, the Company operates six principal Bolzoni manufacturing facilities worldwide.

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
Patents, Trademarks and Licenses
The Company relies on a combination of trade secret protection, trademarks, copyrights, and patents to establish and protect the Company's proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of the Company's technology to which they relate or competitors may design around the patents. The Company is not materially dependent upon patents or patent protection; however, as materials handling equipment has become more technologically advanced, the Company and its competitors have increasingly sought patent protection for inventions incorporated into their respective products. The Company owns the Hyster®, Yale®, Maximal®, Bolzoni®, Auramo®, Meyer® and Nuvera® trademarks and believes these trademarks are material to its business.
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
Independent Dealers
The Company’s dealers, located in 122 countries, are generally independently owned and operated. The following table summarizes the Company's dealers as of December 31, 2020:

	Hyster®	Yale®	Dual-Branded	Maximal®
Americas	13	27	32	5
EMEA	72	74	10	16
JAPIC	111	8	5	65
	196	109	47	86
Global Accounts
The Company operates a direct sales program to major customers for both Hyster® and Yale®. This program focuses on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. This program accounted for 23%, 21% and 16% of new lift truck unit volume in 2020, 2019 and 2018, respectively. The independent dealers support these major customers by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with these major customer sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, this global accounts program markets services, including full maintenance leases and fleet management.
Financing of Sales
The Company is engaged in a joint venture with Wells Fargo Financial Leasing, Inc. ("WF") to provide dealer and customer financing of new lift trucks in the United States. The Company owns 20% of the joint venture entity, HYG Financial Services, Inc. ("HYGFS"), and receives fees and certain remarketing profits under a joint venture agreement. The current agreement has an initial term through December 2023 and automatically renews for additional one-year terms unless written notice is given by either party at least 180 days prior to termination. The Company accounts for its ownership of HYGFS using the equity method of accounting.
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
Backlog
The following table outlines the Company's backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks:

	December 31, 2020	September 30, 2020	December 31, 2019
Units (in thousands)	40.6	33.6	41.2
Backlog, approximate sales value (in millions)	$1,070	$910	$1,070
As of December 31, 2020, the Company expects substantially all of its backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks to be sold during fiscal 2021. Backlog represents unfilled lift truck orders placed with the Company’s manufacturing and assembly facilities from dealers and direct sales to customers. In general, unfilled orders may be canceled at any time prior to the time of sale; however, the Company can assess cancellation penalties on dealer orders within a certain period prior to initiating production. The dollar value of backlog is calculated using the current unit backlog and the forecasted average sales price per unit.
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
A significant raw material required by the Company's manufacturing operations is steel, which is generally purchased from steel producing companies in the geographic area near each of the Company's manufacturing facilities. Other significant components for the Company's lift trucks are engines, axles, brakes, transmissions, batteries and chargers. In addition, the Company depends on a limited number of suppliers for some of the Company's crucial components, including diesel and gasoline engines, which are supplied by, among others, Power Solutions International, Inc., Kubota Corp., and Cummins Inc., drive-system components, which are supplied by, among others, Dana Corporation and ZF Company, and cast-iron counterweights used to counter balance some lift trucks, which are obtained from, among others, North Vernon Industry Corp. and Eagle Quest International Ltd. Some of these critical components are imported and subject to regulations, such as customary inspection by the U.S. Customs and Border Protection under the auspices of the U.S. Department of Homeland Security, as well as the Company's own internal controls and security procedures. While most components are available from numerous sources or in quantities sufficient to meet requirements, the Company has experienced shortages of key components for certain products which has affected production levels.
Government and Trade Regulations

The Company has been impacted by ongoing trade disputes with China, which led to the imposition of tariffs resulting in higher material costs. In addition, the Company’s business has been affected in the past by trade disputes between the United States and Europe. In the future, to the extent the Company is affected by trade disputes with other foreign jurisdictions, and increased tariffs are levied on its goods or the materials the Company purchases, its results of operations may be materially adversely affected.
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
Research and Development
The Company’s lift truck research and development capability is organized around four major engineering centers, that are coordinated on a global basis. Products are designed for each brand concurrently and generally each center is focused on the global requirements for a single product line. The Company’s counterbalanced development center, which has global design responsibility for several classes of lift trucks for a highly diverse customer base, is located in Fairview, Oregon. The Company’s big truck development center is located in Nijmegen, the Netherlands, adjacent to a dedicated global big truck assembly facility. Big trucks are primarily used in handling shipping containers and other specialized heavy lifting applications, including steel, concrete and energy-related industries. Warehouse trucks, which are primarily used in distribution applications, are designed based on regional differences in stacking and storage practices. The Company designs warehouse equipment for sale in the Americas market in Greenville, North Carolina, adjacent to the Americas manufacturing and assembly facility. The Company designs warehouse equipment for the European market in Masate, Italy, adjacent to its manufacturing and assembly facility for warehouse equipment. The Company also has an engineering Concept Center in the United Kingdom to support advanced design activities and an engineering office in India to support its global design activities for its four major engineering centers. The Company also has the Emerging Market Development Center in China to support low-intensity product development.
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
Sumitomo-NACCO Joint Venture
The Company has a 50% ownership interest in Sumitomo NACCO Forklift Co., Ltd. ("SN"), a limited liability company that was formed in 1970 primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each stockholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, the Company accounts for its ownership in SN using the equity method of accounting. The Company purchases Hyster®- and Yale®-branded lift trucks and related component and aftermarket parts from SN for sale outside of Japan under agreed-upon terms. The Company also contracts with SN for engineering design services on a cost plus basis and charges SN for technology used by SN but developed by the Company. During 2020, SN sold approximately 6,600 lift trucks.

Human Capital Resources
As of January 31, 2021, the Company had approximately 7,600 employees. The employees are distributed among each of the Company's businesses as follows:

Lift Truck	6,100
Bolzoni	1,300
Nuvera	200
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
The Company considers its employees as a primary focus area of corporate responsibility. The Company's priority on people focuses on six main areas: occupational health and safety, customer health and safety, employment, training and education, diversity and equal opportunity and engagement with local communities.
Occupational Health & Safety
Strong health and safety performance is essential to the success of the Company. The framework includes the monitoring and measurement of key performance indicators as the Company strives to ensure the health and safety of employees. The Company believes injury and illness should be avoided, and requires all employees to be effectively trained and responsible for the assurance of safety on a daily basis. Employees are encouraged to initiate safety improvements, participate in safety committees and reinforce safety behaviors at all times. The Company's goal is to reduce the injury rate in its global operations to zero.
Customer Health & Safety
The Company manages its compliance with government and industry product safety information. The majority of new products follow a structured and rigorous six-stage development process, with lift truck production taking place within ISO- and OHSAS-certified manufacturing sites. Each of the Company's manufacturing sites uses rigorous processes and testing to ensure that its products meet or exceed application requirements.
Employment
The Company recognizes the sustainability of its culture and success is strengthened when employees are respected, motivated and engaged. The Company works to match employees with assignments to capitalize on the skills, talents and potential of each employee.
The Company maintains seven core competencies for all employees: be innovative, be strategic, engage others, demonstrate presence, drive for results, develop and empower and demonstrate business acumen.
Training and Education
The Company encourages employees to pursue professional and personal development through training and educational opportunities such as the Company's "Learning and Development Guide" and it's "Hyster-Yale Learning Center". Each employee is provided access to the guide and the digital learning platform providing a wide variety of development opportunities with little or no cost to employees.
Diversity and Equal Opportunity
The Company believes in hiring, engaging, developing and promoting people who are fully able to meet the demands of each position, regardless of race, color, religion, gender, sexual orientation, gender identity, national origin, age, veteran status or disability. The Company conducts surveys to monitor its performance in these areas.

Engagement With Local Communities
As a major employer within our operating locations, the Company supports its local communities and is committed to helping them remain safe, healthy and resilient. The Company's past activities include corporate donations, volunteerism and education.
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
Item 1A. RISK FACTORS
Risks Related to Covid-19
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
Risks Related to Our Business and Operations
The Company is subject to risks relating to its global operations.
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
In addition, operating globally subjects the Company to risks related to the health and welfare of its employees and the employees of suppliers, as well as the workplaces where the Company’s products or critical components from suppliers are manufactured. Conditions resulting from natural disasters or global health epidemics or pandemics, including COVID-19, may prevent or delay the Company’s ability to obtain critical components or manufacture and sell the Company’s products. These disruptions could materially affect the Company’s operations and revenues and profitability could be significantly reduced.
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
The Company depends on a limited number of suppliers for some of its critical components, including diesel, gasoline and alternative fuel engines and cast-iron counterweights used to counterbalance some lift trucks. Some of these critical components are imported and subject to regulation, primarily with respect to customary inspection of such products by the U.S. Customs and Border Protection under the auspices of the U.S. Department of Homeland Security. While most components are available from numerous sources or in quantities sufficient to meet requirements, the Company has experienced shortages of key components for certain products which has affected production levels. The results of operations have been and could be adversely affected if the Company is unable to obtain these critical components, or if the costs of these critical components were to increase significantly, due to regulatory compliance or otherwise, and the Company was unable to pass the cost increases on to its customers.
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
Because the Company conducts transactions in various currencies, including euros, U.S. dollars, Japanese yen, British pounds, Chinese renminbi, Mexican pesos, Swedish kroner and Australian dollars, lift truck pricing is subject to the effects of fluctuations in the value of these currencies and fluctuations in the related currency exchange rates. As a result, the Company's sales have historically been affected by, and may continue to be affected by, these fluctuations. In addition, exchange rate movements between currencies in which the Company purchases materials and components and manufactures certain products and the currencies in which the Company sells those products have been affected by and may continue to result in exchange losses that could materially reduce operating margins. Furthermore, the Company's hedging contracts may not fully offset risks from changes in currency exchange rates.
The Company relies primarily on its network of independent dealers to sell lift trucks and aftermarket parts and the Company has no direct control over sales by those dealers to customers. The loss of or ineffective or poor performance by these independent dealers could result in a significant decrease in revenues and profitability and the inability to sustain or grow the business.
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
Through arrangements with WF and others, dealers and other customers are provided financing for new lift trucks in the United States and in major countries of the world outside of the United States. Through these arrangements, the Company's dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, the Company provides recourse or repurchase obligations such that it would become obligated in the event of default by the dealer or customer. Total amounts subject to these types of obligations were $119.7 million and $179.7 million at December 31, 2020 and 2019, respectively.

Generally, the Company maintains a perfected security interest in the assets financed such that, in the event the Company becomes obligated under the terms of the recourse or repurchase obligations, it may take title to the assets financed. The Company cannot be certain, however, that the security interest will equal or exceed the amount of the recourse or repurchase obligations. In addition, the Company cannot be certain that losses under the terms of the recourse or repurchase obligations will not exceed the reserves that have been set aside in the consolidated financial statements. The Company could incur a charge to earnings if reserves prove to be inadequate, which could have a material adverse effect on results of operations and liquidity for the period in which the charge is taken.
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
Risks Related to Cybersecurity and Business Disruptions
The Company may be unable to protect its information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network breaches, which have in the past and could in the future disrupt business operations or result in a loss of data confidentiality.
The Company relies on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distributing, invoicing and collection. The Company uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. These technological networks and systems have been and may in the future be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components; power outages; hardware failures; or computer viruses or other types of cyber attacks. In addition, security breaches could result in unauthorized disclosure of confidential information. If these information technology systems suffer severe damage, disruption, breach, or shutdown, and business continuity plans do not effectively resolve the issues in a timely manner, there could be a negative impact on operating results or the Company may suffer financial or reputational damage.
Risks Related to Legal and Regulatory Matters
The Company is subject to import and export controls, which could subject the Company to liability or impair the Company's ability to compete in international markets.
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
Risks Related to Key Personnel and Ownership
The Company is dependent on key personnel, and the loss of these key personnel could significantly reduce profitability.
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
The Company has two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock are entitled to cast one vote per share and, as of December 31, 2020, accounted for approximately 25 percent of the voting power of the Company. Holders of Class B common stock are entitled to cast ten votes per share and, as of December 31, 2020, accounted for the remaining voting power of the Company. As of December 31, 2020, certain members of the Company’s extended founding family held approximately 31 percent of the Company’s outstanding Class A common stock and approximately 86 percent of the Company’s outstanding Class B common stock. On the basis of this common stock ownership, certain members of the Company’s extended founding family could have exercised 72 percent of the Company’s total voting power. Although there is no voting agreement among such extended family members, in writing or otherwise, if they were to act in concert, they could control the outcome of director elections and other stockholder votes on significant corporate actions, such as certain amendments to the Company’s certificate of incorporation and sale of the Company or substantially all of its assets. Because certain members of the Company’s extended founding family could prevent other stockholders from exercising significant influence over significant corporate actions, the Company may be a less attractive takeover target, which could adversely affect the market price of its common stock.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The following table presents the principal assembly, manufacturing, distribution and office facilities that the Company owns or leases:

Segment	Facility Location	Owned/Leased	Function(s)
Lift Truck
Americas	Berea, Kentucky	Owned	Assembly of lift trucks and manufacture of component parts
	Charlotte, North Carolina	Leased	Customer experience and training center
	Cleveland, Ohio	Leased	Global headquarters
	Danville, Illinois	Owned	Americas parts distribution center
	Fairview, Oregon	Owned	Counterbalanced development center for design and testing of lift trucks, prototype equipment and component parts
	Greenville, North Carolina	Owned	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in the Americas; Americas warehouse development center; assembly of lift trucks and manufacture of component parts
	Itu, Brazil	Owned	Assembly of lift trucks and parts distribution center
	Ramos Arizpe, Mexico	Owned	Assembly of lift trucks and manufacture of component parts
EMEA	Craigavon, Northern Ireland	Owned	Manufacture of lift trucks and cylinders; frame and mast fabrication for EMEA
	Frimley, Surrey, UK	Leased	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in EMEA
	Irvine, Scotland	Leased	European administrative center
	Masate, Italy	Leased	Assembly of lift trucks; European warehouse development center
	Nijmegen, the Netherlands	Owned	Big trucks development center; manufacture and assembly of big trucks and component parts; European parts distribution center
JAPIC	Fuyang, China	Owned	Manufacture and assembly of lift trucks
	Pune, India	Leased	Engineering design services
	Shanghai, China	Owned	Assembly of lift trucks, sale of parts and marketing operations of China
	Sydney, Australia	Leased	Divisional headquarters and sales and marketing for JAPIC; JAPIC parts distribution center
Bolzoni	Helsinki, Finland	Leased	Manufacture and distribution of Bolzoni products
	Hebei, China	Owned	Manufacture and distribution of Bolzoni products
	Piacenza, Italy	Owned	Bolzoni headquarters; manufacture and distribution of Bolzoni products
	Salzgitter, Germany	Owned	Manufacture and distribution of Bolzoni products
	Sulligent, Alabama	Owned	Manufacture of Bolzoni products and manufacture of component parts for lift trucks
	Wuxi, China	Owned	Manufacture and distribution of Bolzoni products
Nuvera	Billerica, Massachusetts	Leased	Nuvera research and development laboratory

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

Name	Age	Current Position	Other Positions
Alfred M. Rankin, Jr.	79	Chairman and Chief Executive Officer of Hyster-Yale (from February 2021), Chairman of HYG (from prior to 2016).	Chairman, President and Chief Executive Officer of Hyster-Yale (from prior to 2016 to February 2021).
Rajiv K. Prasad	57	President of Hyster-Yale (from February 2021), President and Chief Executive Officer of HYG (from January 2020).	Chief Product and Operations Officer of HYG (February 2018 to December 2019), Senior Vice President, Global Product Development, Manufacturing and Supply Chain Strategy of HYG (from prior to 2016 to February 2018).
Gregory J. Breier	55	Vice President, Tax of Hyster-Yale (from prior to 2016), Vice President, Tax of HYG (from prior to 2016).
Brian K. Frentzko	60	Vice President, Treasurer of Hyster-Yale (from prior to 2016), Vice President, Treasurer of HYG (from prior to 2016).
Stephen J. Karas	51	Senior Vice President, President APIC (from February 2020).	Vice President, Global Supply Chain of HYG (from prior to 2016 to January 2020).
Jennifer M. Langer	47	Vice President, Controller of Hyster-Yale (from prior to 2016), Vice President, Controller of HYG (from prior to 2016).
David M. LeBlanc	56	Vice President, Strategy, Planning and Business Development of HYG (from August 2018).	Group President, International Engineered Support Structures, Valmont Industries, Inc. (an industrial company) (from prior to 2016 to February 2018).
Stewart D. Murdoch	50	Senior Vice President, Managing Director, Europe, Middle East and Africa of HYG (from October 2020).	General Manager, Director and Head of EMEA North and Australasia, Habasit (UK), Ltd. (an industrial company) (from prior to 2016 to September 2020).
Charles F. Pascarelli	61	Senior Vice President, President, Americas of HYG (from prior to 2016).
Anthony J. Salgado	50	Chief Operating Officer of HYG (from July 2019).	Senior Vice President, JAPIC of HYG (from January 2016 to June 2019), Vice President, Corporate Officer, UniCarriers Corporation (an industrial company) (from prior to 2016 to January 2016), President, UniCarriers Americas Corporation (from prior to 2016 to January 2016).
Kenneth C. Schilling	61	Senior Vice President and Chief Financial Officer of Hyster-Yale (from prior to 2016), Senior Vice President and Chief Financial Officer of HYG (from prior to 2016).
Patric Schroeter	47	Vice President Finance, APIC of HYG (from September 2019).	Vice President and CFO Asia-Pacific, KION Group (a materials handling company) (from October 2016 to September 2019), Director, Cost Transformation Asia, Middle-East, Africa and Australia, BT Group (a telecommunications company) (from prior to 2016 to September 2016).
Gopichand Somayajula	64	Vice President, Global Product Development of HYG (from prior to 2016).
Suzanne S. Taylor	58	Senior Vice President, General Counsel and Secretary of Hyster-Yale (from May 2016), Senior Vice President, General Counsel and Secretary of HYG (from May 2016).	Vice President, Deputy General Counsel and Assistant Secretary of Hyster-Yale (from prior to 2016 to May 2016), Vice President, Deputy General Counsel and Assistant Secretary of HYG (from prior to 2016 to May 2016).
Mark H. Trivett	51	Vice President Finance, Europe, Middle East and Africa of HYG (from prior to 2016).
Raymond C. Ulmer	57	Vice President Finance, Americas of HYG (from prior to 2016).
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
At December 31, 2020, there were approximately 831 Class A common stockholders of record and approximately 833 Class B common stockholders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There have been no issuer purchases of equity securities and no publicly announced repurchase program currently exists.

Item 6. [RESERVED]
The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
    (Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)
OVERVIEW
Hyster-Yale Materials Handling, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company Hyster-Yale Group, Inc. ("HYG"), is a leading, globally integrated, full-line lift truck manufacturer. The Company offers a broad array of solutions aimed at meeting the specific materials handling needs of its customers, including attachments and hydrogen fuel cell power products, telematics, automation and fleet management services, as well as a variety of other power options for its lift trucks. The Company, through HYG, designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. The materials handling business historically has been cyclical because the rate of orders for lift trucks fluctuates depending on the general level of economic activity in the various industries and countries its customers serve. Lift trucks and component parts are manufactured in the United States, China, Northern Ireland, Mexico, the Netherlands, the Philippines, Japan, Italy, Brazil and Vietnam.

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

The Company's mission is to be a leading, globally integrated designer, manufacturer and marketer of a complete range of lift truck solutions, offering the lowest cost of ownership and the best overall value by leveraging its high-quality, application-tailored lift trucks, attachments and power solutions. The Company’s core competency is lift truck manufacturing, but its goal is to become the lift truck solutions partner to the materials handling market, one customer and one industry at a time.

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
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2019 Annual Report on Form 10-K for discussion of financial condition and results of operations for 2019 compared with 2018.
During 2020, broad measures taken by governments, businesses and others across the globe to limit the spread of novel coronavirus ("COVID-19") adversely affected the Company. The resulting significant decline in economic activity also reduced the demand for the Company's products and limited the availability of components from certain suppliers. Production was significantly reduced or suspended at the Company's Chinese and European facilities for certain periods during the first and second quarters of 2020. The Company also initiated several cost reduction measures designed to ease liquidity pressure. These cost containment actions included spending and travel restrictions, significant reductions in temporary personnel, furloughs, suspension of incentive compensation and profit sharing, benefit reductions and salary reductions. In addition, the Company adjusted production levels at its manufacturing plants to align more closely with the reduced levels of demand, and worked closely with suppliers to help ensure current needs were met while also ensuring continuity as the market improved.

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
Long-lived assets, goodwill and intangible assets: Net property, plant and equipment, right-of-use ("ROU") assets, goodwill and net intangible assets at December 31, 2020 were $340.4 million, $71.3 million, $114.7 million and $58.5 million, respectively. The Company makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based on a change in the expected use of the asset or performance of the related asset group.
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

Of the $58.5 million of net intangible assets, $18.4 million relates to indefinite-lived trademarks, related to the acquisition of Bolzoni. The primary valuation technique used in estimating the fair value of indefinite-lived intangible assets is the present value of discounted cash flows. Specifically, a relief of royalty rate is applied to estimated sales, with the resulting amounts discounted using an appropriate discount rate of a market participant. The relief of royalty rate is the estimated royalty rate a market participant would pay to acquire the right to market and produce the product. If the resulting discounted cash flows are less than book value of the indefinite-lived intangible asset, an impairment exists and the asset would be adjusted to fair value. Based on impairment testing as of March 31, 2020 and May 1, 2020, no impairment was identified.

Goodwill is tested for impairment annually as of May 1 and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company completed an interim impairment test as of March 31, 2020 and the annual testing of impairment of goodwill as of May 1, 2020 at the reporting unit level for the related goodwill. The Company uses either a qualitative or quantitative analysis to determine whether fair value exceeds carrying value. An estimate of the fair value of the reporting unit is determined through a combination of comparable market values for similar businesses and discounted cash flows. These estimates can change significantly based on such factors as the reporting unit's financial performance, economic conditions, interest rates, growth rates, pricing, changes in business strategies and competition. Based on this testing, the fair value of each reporting unit was in excess of its carrying value and no impairment exists.

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
Product warranties: The Company provides for the estimated cost of product warranties at the time revenues are recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, the warranty obligation is affected by product failure rates, labor costs and replacement component costs incurred in correcting a product failure. If actual product failure rates, labor costs or replacement component costs differ from the Company's estimates, which are based on historical failure rates and consideration of known trends, revisions to the estimate of the cost to correct product failures would be required. If the estimate of the cost to correct product failures were to increase by one percent over 2020 levels, the reserves for product warranties would increase and additional expense of $3.6 million would be incurred. The Company's past results of operations have not been materially affected by a change in the estimate of product warranties and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change the estimates in the future.
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
The majority of the Company's sales contracts contain performance obligations satisfied at a point in time when title and risks and rewards of ownership have transferred to the customer. Revenue for service contracts are recognized as the services are provided. See Note 3 for further information on revenue recognition.
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
Expected returns for the Company's U.K. pension plan are based on a calculated market-related value of assets. Under this methodology, asset gains and losses resulting from actual returns that differ from expected returns are recognized in the market-related value of assets ratably over three years.
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
The following illustrates the sensitivity of the net periodic benefit cost and projected benefit obligation to a 1% change in the discount rate or return on plan assets (in millions):

Assumption	Change	Increase (decrease) 2021 net pension expense	Increase (decrease) 2020 projected benefit obligation
Discount rate	1% increase	$(0.2)	$(30.1)
	1% decrease	0.6	34.8
Return on plan assets	1% increase	(2.3)	N/A
	1% decrease	2.3	N/A

A change in life expectancy by one year would result in a $4.1 million change in the 2020 projected benefit obligation. See Note 10 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of the retirement benefit plans.

CONSOLIDATED FINANCIAL REVIEW
The following table identifies the components of change for 2020 compared with 2019 by segment:

	Revenues	Gross Profit	Operating Profit	Net Income Attributable to Stockholders
2019	$3,291.8	$541.8	$53.9	$35.8
Increase (decrease) in 2020
Americas	(232.1)	(36.7)	13.3	10.4
EMEA	(162.6)	(24.1)	(7.6)	(3.4)
JAPIC	(56.6)	(9.4)	(5.7)	(2.4)
Lift truck business	(451.3)	(70.2)	—	4.6
Bolzoni	(61.7)	(4.7)	(3.7)	(2.6)
Nuvera	(6.2)	(1.0)	0.2	(0.4)
Eliminations	39.5	(0.5)	(0.5)	(0.3)
2020	$2,812.1	$465.4	$49.9	$37.1

FINANCIAL REVIEW
The segment and geographic results of operations for the Company were as follows for the year ended December 31:

			Favorable / (Unfavorable) % Change
	2020	2019	2020 vs. 2019
Lift truck unit shipments (in thousands)
Americas	53.1	59.3	(10.5)%
EMEA	21.1	28.4	(25.7)%
JAPIC	11.3	12.6	(10.3)%
	85.5	100.3	(14.8)%
Revenues
Americas	$1,891.2	$2,123.3	(10.9)%
EMEA	588.6	751.2	(21.6)%
JAPIC	193.1	249.7	(22.7)%
Lift truck business	2,672.9	3,124.2	(14.4)%
Bolzoni	283.7	345.4	(17.9)%
Nuvera	3.9	10.1	n.m.
Eliminations	(148.4)	(187.9)	n.m.
	$2,812.1	$3,291.8	(14.6)%
Gross profit (loss)
Americas	$318.1	$354.8	(10.3)%
EMEA	86.4	110.5	(21.8)%
JAPIC	20.3	29.7	(31.6)%
Lift truck business	424.8	495.0	(14.2)%
Bolzoni	53.4	58.1	(8.1)%
Nuvera	(12.2)	(11.2)	(8.9)%
Eliminations	(0.6)	(0.1)	n.m.
	$465.4	$541.8	(14.1)%
Selling, general and administrative expenses
Americas	$216.0	$266.0	18.8%
EMEA	83.3	99.8	16.5%
JAPIC	39.9	43.6	8.5%
Lift truck business	339.2	409.4	17.1%
Bolzoni	52.4	53.4	1.9%
Nuvera	23.9	25.1	4.8%
	$415.5	$487.9	14.8%
Operating profit (loss)
Americas	$102.1	$88.8	15.0%
EMEA	3.1	10.7	(71.0)%
JAPIC	(19.6)	(13.9)	(41.0)%
Lift truck business	85.6	85.6	—%
Bolzoni	1.0	4.7	(78.7)%
Nuvera	(36.1)	(36.3)	0.6%
Eliminations	(0.6)	(0.1)	n.m.
	$49.9	$53.9	(7.4)%
Interest expense	$13.7	$19.8	30.8%
Other income	$(6.0)	$(13.8)	(56.5)%
Income before income taxes	$42.2	$47.9	(11.9)%

			Favorable / (Unfavorable) % Change
	2020	2019	2020 vs. 2019
Net income (loss) attributable to stockholders
Americas	$71.6	$61.2	17.0%
EMEA	5.6	9.0	(37.8)%
JAPIC	(14.3)	(11.9)	(20.2)%
Lift truck business	62.9	58.3	7.9%
Bolzoni	0.2	2.8	(92.9)%
Nuvera	(25.6)	(25.2)	(1.6)%
Eliminations	(0.4)	(0.1)	n.m.
	$37.1	$35.8	3.6%
Diluted earnings per share	$2.21	$2.14	3.3%
Reported income tax rate	8.8%	23.6%
n.m. - not meaningful
Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of December 31, 2020, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	YEAR ENDED	NINE MONTHS ENDED	YEAR ENDED
	December 31, 2020	September 30, 2020	December 31, 2019
Unit backlog, beginning of period	41.2	41.2	43.9
Unit shipments	(85.5)	(64.0)	(100.3)
Unit bookings	84.9	56.4	97.6
Unit backlog, end of period	40.6	33.6	41.2
The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	YEAR ENDED	NINE MONTHS ENDED	YEAR ENDED
	December 31, 2020	September 30, 2020	December 31, 2019
Bookings, approximate sales value	$2,020	$1,360	$2,240
Backlog, approximate sales value	$1,070	$910	$1,070
2020 Compared with 2019
The following table identifies the components of change in revenues for 2020 compared with 2019:

Revenues
2019	$3,291.8
Increase (decrease) in 2020 from:
Unit volume and product mix	(437.2)
Bolzoni revenues	(61.7)
Parts	(22.5)
Other	(10.5)
Nuvera revenues	(6.2)
Foreign currency	(4.6)
Eliminations	39.5
Unit price	23.5
2020	$2,812.1

Revenues decreased 14.6% to $2,812.1 million in 2020 from $3,291.8 million in 2019, mainly due to lower unit and part volumes in all geographic segments of the lift truck business and Bolzoni, primarily due to the COVID-19 pandemic and the resulting significant decline in economic activity. The decrease in revenue was partially offset by improved pricing in all geographic regions.
Nuvera's revenues decreased primarily due to reduced third-party fuel cell development services in 2020 compared to 2019.
The following table identifies the components of change in operating profit for 2020 compared with 2019:

Operating Profit
2019	$53.9
Increase (decrease) in 2020 from:
Lift truck gross profit	(70.7)
Bolzoni operations	(3.7)
Lift truck selling, general and administrative expenses	70.2
Nuvera operations	0.2
2020	$49.9

The Company recognized operating profit of $49.9 million in 2020 compared with $53.9 million in 2019. The decrease in operating profit was mainly due to lower gross profit, primarily from lower unit and parts volume due to the COVID-19 pandemic and the resulting significant decline in economic activity in all geographic lift truck segments and Bolzoni. The prior year also included $11.8 million of favorable retroactive tariff exclusion adjustments for certain components imported from China. These items were partially offset by favorable pricing in all geographic lift truck segments. The decline in gross profit was offset by lower selling, general and administrative expenses at all locations as the Company implemented cost containment actions to mitigate the impact of the COVID-19 pandemic, $7.8 million of COVID-related government subsidies in EMEA and lower provisions for estimated self-insurance claims during 2020 compared with 2019. The reduction in selling, general and administrative expenses was slightly offset by restructuring charges of $4.4 million recognized in 2020, including $2.0 million in EMEA, $1.4 million in JAPIC and $1.0 million in the Americas.

The Company recognized net income attributable to stockholders of $37.1 million in 2020 compared with $35.8 million in 2019. The increase was primarily the result of lower interest expense and favorable tax adjustments in 2020. These items were partially offset by lower operating profit and lower equity earnings of unconsolidated subsidiaries. See "Financial Review - Income Taxes" and Note 7 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of income taxes.

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

After the utilization of existing tax credits, the Company will pay cash taxes, including state income taxes, of $17.7 million with respect to the transition tax payable, as a result of the Tax Reform Act, over an installment period of eight years beginning in 2018. The Company provided for the anticipated withholding taxes on unremitted non-U.S. earnings for which no reinvestment plan has been identified and that may be repatriated in the foreseeable future. As such, the Company has provided a deferred tax liability with respect to these earnings of $1.0 million and $1.7 million at December 31, 2020 and 2019, respectively.

A reconciliation of the consolidated federal statutory and reported income tax is as follows for the years ended December 31:

	2020	2019
Income before income taxes	$42.2	$47.9
Statutory taxes at 21%	$8.9	$10.1
Permanent adjustments:
Federal income tax credits	(2.2)	(2.8)
Equity interest earnings	(1.0)	(1.5)
Non-U.S. rate differences	(0.1)	(0.9)
Valuation allowance	2.1	0.5
Global intangible low-taxed income	1.9	1.6
Base-erosion and anti-abuse tax	0.8	1.4
Other	0.4	3.1
State income taxes	0.3	(0.2)
	$2.2	$1.2
Discrete items:
Tax controversy resolution	(5.8)	(1.4)
Other	(1.5)	2.1
Provision to return adjustments	(0.9)	(1.0)
Valuation allowance	0.8	0.3
	$(7.4)	$—
Income tax provision	$3.7	$11.3
Reported income tax rate	8.8%	23.6%

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
The effect of discrete items on the reported income tax rate include the change in tax reserves for controversy resolution primarily driven by the expiration of the applicable statutes of limitation. During 2020, $4.3 million of the tax controversy benefit recognized relates to prior business acquisitions that was offset with the pretax reduction of the related indemnity receivable. In addition, the Company recognized the effect of the Tax Reform Act as discrete adjustment in 2019.

See Note 7 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of income taxes.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2020	2019	Change
Operating activities:
Net income	$38.5	$36.6	$1.9
Depreciation and amortization	42.9	43.3	(0.4)
Stock-based compensation	1.3	8.2	(6.9)
Dividends from unconsolidated affiliates	7.3	5.1	2.2
Other	6.0	10.1	(4.1)
Working capital changes	70.9	(26.6)	97.5
Net cash provided by operating activities	166.9	76.7	90.2

Investing activities:
Expenditures for property, plant and equipment	(51.7)	(49.7)	(2.0)
Proceeds from the sale of property, plant and equipment	8.0	7.7	0.3
Net cash used for investing activities	(43.7)	(42.0)	(1.7)

Cash flow before financing activities	$123.2	$34.7	$88.5
Net cash provided by operating activities increased $90.2 million in 2020 compared with 2019, primarily as a result of the change in working capital items. During 2020, working capital was significantly affected by the COVID-19 pandemic and the resulting significant decline in economic activity. Accounts receivable and inventory were significantly reduced compared with 2019 as the Company adjusted to reduced demand. In addition, other liabilities decreased during 2020 compared with 2019 mainly as a result of lower deferred revenue and accruals for employee-related compensation due to cost cutting measures.

	2020	2019	Change
Financing Activities:
Net reduction of long-term debt and revolving credit agreements	$(18.9)	$(29.8)	$10.9
Cash dividends paid	(21.3)	(21.0)	(0.3)
Other	(0.4)	(0.8)	0.4
Net cash used for financing activities	$(40.6)	$(51.6)	$11.0
Financing Activities
The Company has a $240.0 million secured, floating-rate revolving credit facility (the "Facility") that expires in April 2022. There were no borrowings outstanding under the Facility at December 31, 2020. The availability under the Facility at December 31, 2020 was $234.3 million, which reflects reductions of $5.7 million for letters of credit and other restrictions. As of December 31, 2020, the Facility consisted of a U.S. revolving credit facility of $150.0 million and a non-U.S. revolving credit facility of $90.0 million. The obligations under the Facility are generally secured by a first lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory (the "Facility Collateral") and a second lien on the Term Loan Collateral (defined below). The approximate book value of assets held as collateral under the Facility was $900 million as of December 31, 2020.
Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, as of December 31, 2020, for U.S. base rate loans and LIBOR loans were 0.25% and 1.25%, respectively. The applicable margin, as of December 31, 2020, for non-U.S. base rate loans and LIBOR loans was 1.25%. The Facility also required the payment of a fee of 0.25% per annum on the unused commitments as of December 31, 2020.
The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as set forth in the Facility, and limits the payment of dividends. If average availability for both total and U.S. revolving credit facilities, on a pro forma basis, is greater than 15% and less than or equal to 20%, the Company may pay dividends subject to achieving a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00, as defined in the Facility. If the average availability is greater than 20% for both total and U.S. revolving credit facilities, on a pro forma basis, the Company may pay dividends without any minimum Fixed Charge Coverage Ratio requirement. The Facility also requires the Company to achieve a minimum Fixed Charge Coverage Ratio in certain circumstances in which total excess availability is less than 10% of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than 10% of the U.S. revolver commitments, as defined in the Facility. At December 31, 2020, the Company was in compliance with the covenants in the Facility.
The Company also has a $200.0 million term loan (the "Term Loan"), which matures in May 2023. The Term Loan requires quarterly principal payments on the last business day of each March, June, September and December in an amount equal to $2.5 million. The final principal repayment is due on May 30, 2023. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At December 31, 2020, there was $165.0 million of principle outstanding under the Term Loan which has been reduced in the consolidated balance sheet by $1.9 million of discounts and unamortized deferred financing fees.
The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property (collectively, the "Term Loan Collateral") and a second priority lien on the Facility Collateral. The approximate book value of assets held as collateral under the Term Loan was $600 million as of December 31, 2020.
Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin, as provided in the Term Loan, is 2.25% for U.S. base rate loans and 3.25% for Eurodollar loans. The interest rate on the amount outstanding under the Term Loan at December 31, 2020 was 3.40%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of regularly scheduled dividends and other restricted payments to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 1.75 to 1.00 at the time of the payment. At December 31, 2020, the Company was in compliance with the covenants in the Term Loan.
The Company incurred fees of $0.4 million in 2019. No fees were incurred in 2020. These fees related to amending the Facility and the Term Loan. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.
The Company had other debt outstanding, excluding finance leases, of approximately $97.4 million at December 31, 2020. In addition to the excess availability under the Facility of $234.3 million, the Company had remaining availability of $32.1 million related to other non-U.S. revolving credit agreements.
The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in April 2022.

Contractual Obligations, Contingent Liabilities and Commitments
Following is a table summarizing the contractual obligations as of December 31, 2020:

	Payments Due by Period
Contractual Obligations	Total	2021	2022	2023	2024	2025	Thereafter
Term Loan	$165.0	$10.0	$10.0	$145.0	$—	$—	$—
Variable interest payments on Term Loan	12.9	5.6	5.2	2.1	—	—	—
Revolving credit agreements	0.7	0.7	—	—	—	—	—
Variable interest payments on revolving credit agreements	0.1	0.1	—	—	—	—	—
Other debt	96.7	65.6	7.9	7.8	12.9	2.5	—
Variable interest payments on other debt	3.2	1.9	0.8	0.4	0.1	—	—
Finance lease obligations including principal and interest	28.9	10.0	6.9	5.5	3.7	2.8	—
Operating leases	89.1	20.5	17.1	13.1	9.6	6.4	22.4
Tax Reform Act transition tax liability	13.1	1.2	1.4	2.6	3.5	4.4	—
Purchase and other obligations	575.4	569.4	3.0	3.0	—	—	—
Total contractual cash obligations	$985.1	$685.0	$52.3	$179.5	$29.8	$16.1	$22.4

After the utilization of existing tax credits, the Company will pay cash taxes, including state income taxes, of $17.7 million with respect to the transition tax payable over an installment period of eight years beginning in 2018.
The Company has a long-term liability of approximately $14.8 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2020. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of the Company's audits.
An event of default, as defined in the agreements governing the Facility, the Term Loan, other debt agreements, and in operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated under these agreements.
The Company's interest payments are calculated based upon the anticipated payment schedule and the December 31, 2020 applicable rates and applicable margins as described in the Facility and other debt agreements. A 1/8% increase in the LIBOR rate would increase the Company's estimated total interest payments on debt by $0.3 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.

Pension funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company's funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. The Company expects to contribute approximately $3.1 million to its non-U.S. pension plans in 2021.

In addition, the Company has recourse and repurchase obligations with a maximum undiscounted potential liability of $119.7 million at December 31, 2020. Recourse and repurchase obligations primarily represent contingent liabilities assumed by the Company to support financing agreements made between the Company's customers and third-party finance companies for the customer’s purchase of lift trucks from the Company. For these transactions, the Company or a third-party finance company retains a perfected security interest in the lift truck, such that the Company would take possession of the lift truck in the event it would become liable under the terms of the recourse and repurchase obligations. Generally, these commitments are due upon demand in the event of default by the customer. The security interest is normally expected to equal or exceed the amount of the commitment. To the extent the Company would be required to provide funding as a result of these commitments, the Company believes the value of its perfected security interest and amounts available under existing credit facilities are adequate to meet these commitments in the foreseeable future.
The amount of the recourse or repurchase obligations changes over time as obligations under existing arrangements expire and new obligations arise in the ordinary course of business. Losses anticipated under the terms of the recourse or repurchase obligations were not significant at December 31, 2020 and reserves have been provided for such losses in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. See also “Related Party Transactions” below.
Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Planned 2021	Actual 2020	Actual 2019
Lift truck business	$57.1	$44.2	$37.8
Bolzoni	10.8	5.3	5.6
Nuvera	3.4	2.2	6.3
	$71.3	$51.7	$49.7
Planned expenditures in 2021 are primarily for product development and tooling, improvements to information technology infrastructure, improvements at manufacturing locations and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

	December 31
	2020	2019	Change
Cash and cash equivalents	$151.4	$64.6	$86.8
Other net tangible assets	615.7	632.6	(16.9)
Intangible assets	58.5	60.1	(1.6)
Goodwill	114.7	106.7	8.0
Net assets	940.3	864.0	76.3
Total debt	(289.2)	(287.0)	(2.2)
Total equity	$651.1	$577.0	$74.1
Debt to total capitalization	31%	33%	(2)%
RELATED PARTY TRANSACTIONS
See Note 19 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of related party transactions.
BUSINESS PROSPECTS
Lift truck markets grew faster than anticipated during the fourth quarter of 2020, with markets ending the quarter significantly higher than pre-pandemic levels. Excluding China, which increased 56% over the prior year fourth quarter, the global lift truck market increased 9.3% compared with the fourth quarter of 2019. Compared to the third quarter of 2020, the global lift truck market, including China, increased 11.4% in the fourth quarter driven by a 28.1% increase in the Americas and a 22.9% increase in EMEA, as well as a 19.7% increase in China. The market improvements over the third quarter, and additional large customer bookings, translated into a substantial increase in the Company's 2020 fourth quarter bookings.
The Company expects increased bookings in 2021 as a result of markets that are anticipated to continue to improve over pre-pandemic levels, and as a result of the strategic projects the Company continues to pursue at each of its businesses to generate sound long-term financial returns. Although, definitive time frames for achieving the financial returns are still uncertain due to both the timing of the full impact of the strategic projects and the timing of the moderating financial impact of the pandemic.
Until COVID-19 cases are consistently at very low levels, the Company plans to continue to maintain procedures designed to limit the exposure of employees to the spread of COVID-19, including adjusting shift schedules to promote social distancing, enhancing cleaning and sanitation, promoting recommended hygiene practices, limiting workplace access and maintaining remote working where possible. At the same time, the Company and its employees remain committed to meeting the needs of dealers and end customers by ensuring they receive equipment, parts and services in a timely manner to the degree reasonably possible.
While recent market and bookings activity is strong and growth since the 2020 second-quarter shutdowns has been better than expected, the level of future bookings and the resulting shipments are still uncertain. Overall, the Company continues to operate on the assumption that the economic and market environment will remain difficult in 2021 until the COVID-19 vaccinations and alternative therapies are more widely available and cases decrease to substantially lower levels.
Beginning in March 2020, the Company put in place plans to mitigate the impact of declining markets and bookings and the consequential impact of reduced manufacturing activity from pandemic-related shutdowns by initiating cost reduction measures which were designed to lower costs and enhance liquidity. These measures included spending and travel restrictions, significant reductions in temporary personnel, furloughs, suspension of incentive compensation and profit sharing, benefit reductions and salary reductions. Effective January 1, 2021, the Company reinstated pre-pandemic salaries, benefits and incentive compensation programs. The cost containment actions associated with hiring, use of contract and temporary workers, travel and meetings, as well as other discretionary spending are continuing. These measures are expected to remain in place until market and economic uncertainty dissipates and results improve further, which the Company expects to occur over the course of 2021.
In preparation for a return to more normal, pre-pandemic operations and expense levels, the Company performed an in-depth global review to help establish a more sustainable long-term cost structure. As a result of this review, in the 2020 fourth quarter, the Company recognized a restructuring charge of approximately $4.4 million, largely for severance, related to optimizing global commercial operations. These expensed severance amounts are expected to be paid in 2021. The Company also anticipates it will incur subsequent charges of approximately $1.4 million in 2021 for additional costs related to the restructuring. Estimated benefits from this restructuring program are expected to be approximately $10.4 million annually beginning in 2022.
The Company adjusted production levels at its manufacturing plants during 2020 to align them more closely with market demand and target bookings levels. Throughout the fourth quarter, the Company increased production levels moderately to adjust for improved market levels, but maintained its focus on establishing a strong, stable backlog level as a foundation for higher production rates in 2021 given market growth expectations and expected bookings and backlog, barring any new widespread COVID-19-related shutdowns. However, certain new or intensifying headwinds are expected to present significant challenges for the Company in 2021. The Company is anticipating further pandemic-related global supply chain constraints, component shortages, shipping container availability and higher freight costs, as well as anticipated significant material cost inflation resulting from the increasing pace of the expected market recovery and the likelihood of the non-renewal of tariff exclusions. These items could affect both the costs of the Company's products and the ability to ramp up production rates. The Company will continue to focus on carefully adjusting production levels to match market and bookings changes and supply availability by working closely with suppliers to help ensure adequate component supply levels as its production levels change. The Company anticipates that commodity costs will continue to increase as the year progresses, although these costs, particularly for steel, remain volatile and sensitive to changes in the global economy and to tariffs. The Company will continue to monitor potential future supply costs and tariffs closely and adjust pricing accordingly.
Given the above factors, the Company expects operating profit and net income in the first quarter of 2021, excluding the gain from the sale of the Company's OneH2 investment, to be moderately lower than the 2020 fourth quarter and lower than the 2020 first quarter. The expected lower operating profit is due to the surge in commodity prices, and the resulting anticipated increases in material costs, and inefficiencies expected as a result of global supply chain challenges, as well as the elimination of certain cost containment measures, including the reinstatement of incentive compensation plans in 2021 that were suspended in 2020. An anticipated favorable currency impact based on current currency rates is expected to partially offset these decreases.
While the Company's expectations for the 2021 first quarter have been based on the most recent information available, past quarters in 2020 have shown that the effects of the pandemic on the economic and lift truck market environments can change expectations rapidly. Further shutdowns or supplier shortages could occur. Lockdown measures are still in place in a number of European countries to mitigate the spread of the COVID-19 virus, and similar actions could be taken by other countries. At this time, the lockdown measures in place have not required closure of the Company's plants. The Company is monitoring this situation, including by closely monitoring a number of suppliers based in areas where COVID-19 cases are high. The Company is prepared to take further action if necessary to maintain the health and safety of its global employees and to address production and supply chain issues which may develop. More broadly, as a result, pandemic-related uncertainty and its effect on the supply chain continue to limit the Company's ability to forecast bookings and shipment levels beyond the first quarter of 2021.
Looking to the future in the context of an improving bookings trend, the Company expects to increase its investment in working capital and other expenditures to support growth in its business. Capital expenditures were $51.7 million in 2020 and are expected to be approximately $71 million in 2021. While the Company expects to make these substantial additional investments in the business during 2021, maintaining liquidity also continues to be a priority. At December 31, 2020, the Company's cash on hand was $151.4 million and debt was $289.2 million compared with cash on hand of $89.9 million and debt of $297.7 million at September 30, 2020. In addition, as of December 31, 2020, the Company had unused borrowing capacity of approximately $266.4 million under existing revolving credit facilities, compared with $260 million at September 30, 2020.
Despite the potential volatility of near-term economic activity, the Company continues to execute its long-term strategy by focusing on advancing its key strategic initiatives. As the Company entered the COVID-19 crisis, it was in the midst of undertaking the largest set of strategic projects in its history with the expectation that they would collectively have a transformational impact on the Company’s competitiveness, market position and economic performance. While essentially all of the projects required to execute these initiatives continue to move forward, in the context of the COVID-19 pandemic, the pace of certain projects has been given greater emphasis than others to reduce near-term operating expenses and capital expenditures. In addition, certain accelerated projects have experienced delays as a result of the impact of pandemic-related challenges.
At Lift Truck, product projects are expected to lay the groundwork for enhanced market position by providing lower cost of ownership and enhanced productivity for the Company’s customers. While the Company continues to introduce a number of new products during this period, Lift Truck's primary focus is on a new set of modular and scalable product families covering both internal combustion engine and electric trucks designed to provide customers with enhanced flexibility for meeting their application needs in addition to the benefit of lowest total cost of ownership. The Company has been focused on maintaining, to the degree possible, the timing of the introduction of the first of these products, the standard version of the 2-to-3 ton internal combustion engine lift truck for the EMEA market, which is now expected to be launched in the second quarter of 2021. The launch of this new range of the 2-to-3 ton counterbalanced trucks is expected to continue throughout 2021 and the early part of 2022.
The introduction of these new products will lead to significant changes in supply chain sourcing and in the Company’s various manufacturing facilities around the world as certain products are moved between plants. Consolidated component volume sourced globally from reliable partners is expected to reduce long-term costs and improve quality as these new products are brought to market over time. Lift Truck’s largest manufacturing facilities, its Berea, Craigavon and Fuyang plants, are undergoing significant changes to accommodate these new products, and significant investments are being made to expand the Berea and Craigavon plants. Further, the Company has accelerated plans to move certain production locations to provide permanent structural changes designed to reduce costs and optimize its manufacturing footprint.
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
Bolzoni continues to focus on its Americas growth strategy by strengthening its ability to serve industries in the North America market by introducing a broader range of locally produced attachments with shorter lead times to serve its customer base and through continuing to sell cylinders and various other components produced in its Sulligent, Alabama plant. Bolzoni is also implementing its "One Company - 3 brands" organizational approach to help streamline corporate operations and strengthen its North America and JAPIC commercial operations.
Nuvera continues to focus on serving heavy-duty applications, particularly bus and truck applications, with its 45kW and 60kW engines, which were both released for sale during 2020. As a result of these milestones, Nuvera has accelerated the 45kW and 60kW engine commercialization operations for the global market and is focusing on ramping up bookings of these products in 2021. Nuvera also continues to focus on the forklift truck market.
In summary, the Company believes it is at an inflection point in its businesses as a result of the momentum of its strategic projects as they move to full implementation. While these initiatives may reduce the Company's near-term financial results, they are expected to position the Company with enhanced market position as market conditions return to more normal levels. Nevertheless, since the Company recognizes that the timing and shape of the market recovery remains uncertain, it will maintain its focus on responding to changing conditions with agility based on contingency plans which are designed to respond appropriately to changing conditions. Once the COVID-19 pandemic has abated and markets have returned to normal, the Company believes the full impact of these projects will lead to significant profitability improvements for a number of years to come.
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
FORWARD-LOOKING STATEMENTS
The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) the duration and severity of the COVID-19 pandemic, any preventive or protective actions taken by governmental authorities, the effectiveness of actions taken globally to contain or mitigate its effects, and any unfavorable effects of the COVID-19 pandemic on either the Company's or its suppliers plants' capabilities to produce and ship products, (2) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, (3) the ability of the Company and its dealers, suppliers and end-users to access credit in the current economic environment, or obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (4) delays in delivery or increases in costs, including transportation costs, raw materials or sourced products, the imposition of tariffs, or the inability to renew tariff exclusions, and labor or changes in or unavailability of quality suppliers, (5) delays in manufacturing and delivery schedules, (6) the successful commercialization of Nuvera's technology, (7) customer acceptance of pricing changes, (8) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (9) the political and economic uncertainties in the countries where the

Company does business, (10) exchange rate fluctuations and monetary policy changes and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (11) bankruptcy of or loss of major dealers, retail customers or suppliers, (12) customer acceptance of, changes in the costs of, or delays in the development of new products, (13) introduction of new products by, or more favorable product pricing offered by, competitors, (14) product liability or other litigation, warranty claims or returns of products, (15) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, and (16) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation, the United Kingdom's exit from the European Union, the entry into new trade agreements and the imposition of tariffs, or the non-renewal of tariff exclusions, and/or economic sanctions.

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
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's interest rate swap agreements was a net liability of $4.9 million at December 31, 2020. A hypothetical 10% decrease in interest rates would cause a decrease in the fair value of interest rate swap agreements and the liability would increase by less than $0.1 million.
FOREIGN CURRENCY EXCHANGE RATE RISK
The Company operates internationally and enters into transactions denominated in foreign currencies. As such, the Company's financial results are subject to the variability that arises from exchange rate movements. The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within 36 months and require the companies to buy or sell euros, U.S. dollars, Japanese yen, British pounds, Chinese renminbi, Mexican pesos, Swedish kroner and Australian dollars for its functional currency at rates agreed to at the inception of the contracts. The fair value of these contracts was a net asset of $23.5 million at December 31, 2020. See also Note 9 to the Consolidated Financial Statements in this Annual Report on Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at December 31, 2020, the fair value of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would be decreased by $16.6 million compared with the fair value at December 31, 2020. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the revaluation of the underlying receivables and payables.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Annual Report on Form 10-K and is hereby incorporated herein by reference to such information.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2020.

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

Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020. The Company's effectiveness of internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in internal control: During the fourth quarter of 2020, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 of Part III will be included in the 2021 Proxy Statement, which information is incorporated herein by reference.
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

Item 11. EXECUTIVE COMPENSATION
Information required by this Item 11 of Part III will be included in the 2021 Proxy Statement, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 of Part III will be included in the 2021 Proxy Statement, which information is incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2020 with respect to our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Class A Shares:	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	N/A	1,069,593
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	1,069,593
Class B Shares:
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	—

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 of Part III will be included in the 2021 Proxy Statement, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 of Part III will be included in the 2021 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) The response to Item 15(a)(1) is set forth beginning at page F-1 of this Annual Report on Form 10-K.
(a) (2) The response to Item 15(a)(2) is set forth beginning at page F-41 of this Annual Report on Form 10-K.
(a) (3) Listing of Exhibits — See the exhibit index beginning at page 31 of this Annual Report on Form 10-K.
(b) The response to Item 15(b) is set forth beginning at page 31 of this Annual Report on Form 10-K.

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

4.3	Description of Securities is incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K, filed by the Company on February 25, 2020, Commission File Number 000-54799.
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

10.12
Tenth Amendment to Stockholders' Agreement, dated as of December 31, 2020, by and among the Depository, Hyster-Yale Materials Handling, Inc., the new Participating Stockholders identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale Materials Handling, Inc. and the Participating Stockholders is incorporated by reference to Exhibit 30 filed with Amendment No. 9 to the Statement on Schedule 13D, filed by the reporting persons named therein on February 12, 2021, Commission File Number 005-38001.

10.13*
The Hyster-Yale Group, Inc. Executive Excess Retirement Plan (Effective as of January 1, 2016) is incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K, filed by the Company on February 28, 2017, Commission File Number 000-54799.

10.14*
Amendment No. 1 to the Hyster-Yale Group, Inc. Executive Excess Retirement Plan (As Amended and Restated as of January 1, 2016) is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated April 30, 2020, Commission File Number 000-54799.

10.15*
Hyster-Yale Hyster-Yale Materials Handling, Inc. 2020 Long-Term Equity Incentive Plan, is incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Form DEF 14A, filed by the Company on March 31, 2020, Commission File Number 000-54799. Handling, Inc. 2020 Long-Term Equity Incentive Plan, is incorporated by reference to Appendix A to the Company's Definite Proxy Statement on Form DEF 14A, filed by the Company on March 31, 2020, Commission File Number 000-54799.

10.16*
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

10.18*
Hyster-Yale Materials Handling, Inc. Non-Employee Directors' Equity Compensation Plan (Amended and Restated Effective May 17, 2019) is incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed by the Company on February 25, 2020, Commission File Number 000-54799.

10.19*
Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of May 1, 2020) is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 4, 2020, Commission File Number 000-54799.

10.20*
Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2020) is incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K, filed by the Company on February 25, 2020, Commission File Number 000-54799.

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

10.35
Fourth Amendment to Amended and Restated Loan, Security and Guaranty Agreement, dated as of June 16, 2020, among Hyster-Yale Materials Handling, Inc., Hyster-Yale Group, Inc., and Bolzoni Auramo, Inc. as U.S. Borrowers, Hyster-Yale Nederland B.V., Hyster-Yale International B.V., Hyster-Yale Holding B.V. and Bolzoni Capital Holding B.V., as Dutch Borrowers, Hyster-Yale UK Limited and Bolzoni Capital UK Limited, as UK Borrowers, any other Borrowers party thereto from time to time and certain Persons party thereto from time to time as Guarantors, certain financial institutions, as Lenders, Bank of America, N.A., as Administrative Agent and Security Trustee is incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 4, 2020, Commission File Number 000-54799.

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

(21) Subsidiaries.

21.1	A list of the subsidiaries of the Company is attached hereto.
(23) Consents of experts and counsel.

23.1	Consent of Ernst & Young LLP.
(24) Powers of Attorney.

24.1	A copy of a power of attorney for James B. Bemowski is attached hereto.
24.2	A copy of a power of attorney for John C. Butler Jr. is attached hereto.
24.3	A copy of a power of attorney for Carolyn Corvi is attached hereto.
24.4	A copy of a power of attorney for Edward T. Eliopoulos is attached hereto.
24.5	A copy of a power of attorney for John P. Jumper is attached hereto.
24.6	A copy of a power of attorney for Dennis W. LaBarre is attached hereto.
24.7	A copy of a power of attorney for H. Vincent Poor is attached hereto.
24.8	A copy of a power of attorney for Claiborne R. Rankin is attached hereto.
24.9	A copy of a power of attorney for Britton T. Taplin is attached hereto.
24.10	A copy of a power of attorney for David B. H. Williams is attached hereto.
24.11	A copy of a power of attorney for Eugene Wong is attached hereto.
(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto.
31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto.
(32)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

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
February 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr.	Chairman and Chief Executive Officer (principal executive officer), Director	February 24, 2021
Alfred M. Rankin, Jr.

/s/ Kenneth C. Schilling	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 24, 2021
Kenneth C. Schilling

* James B. Bemowski	Director	February 24, 2021
James B. Bemowski

* J.C. Butler, Jr.	Director	February 24, 2021
J.C. Butler, Jr.

* Carolyn Corvi	Director	February 24, 2021
Carolyn Corvi

* Edward T. Eliopoulos	Director	February 24, 2021
Edward T. Eliopoulos

* John P. Jumper	Director	February 24, 2021
John P. Jumper

* Dennis W. LaBarre	Director	February 24, 2021
Dennis W. LaBarre

* H. Vincent Poor	Director	February 24, 2021
H. Vincent Poor

* Claiborne R. Rankin	Director	February 24, 2021
Claiborne R. Rankin

* Britton T. Taplin	Director	February 24, 2021
Britton T. Taplin

* David B. H. Williams	Director	February 24, 2021
David B. H. Williams

* Eugene Wong	Director	February 24, 2021
Eugene Wong

* Kenneth C. Schilling, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Kenneth C. Schilling	February 24, 2021
Kenneth C. Schilling, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULE
YEAR ENDED DECEMBER 31, 2020
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hyster-Yale Materials Handling, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hyster-Yale Materials Handling, Inc. and Subsidiaries (“the Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Goodwill

Description of the Matter
At December 31, 2020, the Company’s goodwill balance was $114.7 million. As discussed in Note 13, Goodwill and Intangible Assets, to the consolidated financial statements, the Company evaluates the carrying amount of goodwill for impairment annually as of May 1st and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. The Company applied a quantitative assessment for all material reporting units in fiscal 2020. As part of the quantitative approach, the Company estimates the fair value of the reporting unit using a discounted cash flow approach from the perspective of a market participant. Significant estimates within the discounted cash flow analysis include cash flow forecasts, the discount rate and the terminal business value.

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

How We Addressed the Matter in Our Audit	We obtained an understanding and evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment process, including controls over the forecasts used in the analysis, whereby the Company develops significant assumptions that are used as inputs to the annual goodwill impairment test. This included controls over management's review of the valuation model and the significant assumptions (e.g., revenue, operating margin and terminal growth rate) used to develop the prospective financial information.

To test the implied fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing use of the discounted cash flow methodology and directly testing the significant assumptions and the underlying data used by the Company in its analysis, including assessing the completeness and accuracy of such underlying data. We utilized internal valuation specialists in assessing the fair value methodologies applied and evaluating the reasonableness of the discount rate selected by management. We compared the significant assumptions used by management to current industry and economic trends, historical performance, guideline public companies in the same industry and strategic plans. We considered whether the assumptions were consistent with evidence obtained in other areas of the audit. We assessed the historical accuracy of management’s estimates, and we performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. Furthermore, we assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.

Cleveland, Ohio
February 24, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hyster-Yale Materials Handling, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hyster-Yale Materials Handling, Inc. and Subsidiaries' ("the Company") internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2020 and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Cleveland, Ohio
February 24, 2021

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2020	2019	2018
	(In millions, except per share data)
Revenues	$2,812.1	$3,291.8	$3,179.1
Cost of sales	2,346.7	2,750.0	2,682.1
Gross Profit	465.4	541.8	497.0
Operating Expenses
Selling, general and administrative expenses	415.5	487.9	458.2
Operating Profit	49.9	53.9	38.8
Other (income) expense
Interest expense	13.7	19.8	16.0
Income from unconsolidated affiliates	(6.6)	(9.3)	(10.0)
Other, net	0.6	(4.5)	(3.8)
	7.7	6.0	2.2
Income Before Income Taxes	42.2	47.9	36.6
Income tax provision	3.7	11.3	2.3
Net Income	38.5	36.6	34.3
Net (income) loss attributable to noncontrolling interest	(1.4)	(0.8)	0.4
Net Income Attributable to Stockholders	$37.1	$35.8	$34.7

Basic Earnings per Share Attributable to Stockholders	$2.21	$2.15	$2.10
Diluted Earnings per Share Attributable to Stockholders	$2.21	$2.14	$2.09
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2020	2019	2018
	(In millions)
Net Income	$38.5	$36.6	$34.3
Other comprehensive income (loss)
Foreign currency translation adjustment	35.3	(7.0)	(27.4)
Current period cash flow hedging activity, net of $7.3 tax expense in 2020, net of $5.9 tax benefit in 2019 and net of $4.6 tax benefit in 2018	19.4	(15.9)	(12.2)
Reclassification of hedging activities into earnings, net of $4.0 tax expense in 2020, net of $4.5 tax expense in 2019 and net of $0.8 tax benefit in 2018	11.6	12.0	(1.8)
Current period pension adjustment, net of $3.2 tax benefit in 2020, net of $0.1 tax expense in 2019 and net of $4.3 tax benefit in 2018	(14.6)	0.4	(20.1)
Reclassification of pension into earnings, net of $0.8 tax expense in 2020, net of $0.8 tax expense in 2019 and net of $0.7 tax expense in 2018	3.9	3.2	2.9
Comprehensive Income (Loss)	$94.1	$29.3	$(24.3)
Other comprehensive income (loss) attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests	(1.4)	(0.8)	0.4
Foreign currency translation adjustment attributable to noncontrolling interests	(0.4)	—	2.3
Comprehensive Income (Loss) Attributable to Stockholders	$92.3	$28.5	$(21.6)
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2020	2019
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$151.4	$64.6
Accounts receivable, net of allowances of $5.8 in 2020 and $5.6 in 2019	412.1	468.3
Inventories, net	509.4	559.9
Prepaid expenses and other	56.8	63.0
Total Current Assets	1,129.7	1,155.8
Property, Plant and Equipment, Net	340.4	308.5
Intangible Assets	58.5	60.1
Goodwill	114.7	106.7
Deferred Income Taxes	24.4	30.8
Investment in Unconsolidated Affiliates	80.2	80.0
Other Non-current Assets	111.6	105.3
Total Assets	$1,859.5	$1,847.2
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$412.0	$401.5
Accounts payable, affiliates	16.1	15.6
Revolving credit facilities	0.7	7.7
Current maturities of long-term debt	82.4	74.6
Accrued payroll	46.1	66.1
Deferred revenue	41.7	49.1
Other current liabilities	156.9	202.4
Total Current Liabilities	755.9	817.0
Long-term Debt	206.1	204.7
Self-insurance Liabilities	30.2	31.4
Pension Obligations	19.8	13.5
Deferred Income Taxes	14.9	15.4
Other Long-term Liabilities	181.5	188.2
Total Liabilities	1,208.4	1,270.2
Stockholders’ Equity
Common stock:
Class A, par value $0.01 per share, 12,956,301 shares outstanding (2019 - 12,802,455 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,849,136 shares outstanding (2019 - 3,864,462 shares outstanding)	0.1	0.1
Capital in excess of par value	312.6	321.3
Treasury stock	(6.0)	(15.9)
Retained earnings	443.2	427.4
Accumulated other comprehensive loss	(133.1)	(188.7)
Total Stockholders’ Equity	616.9	544.3
Noncontrolling Interest	34.2	32.7
Total Equity	651.1	577.0
Total Liabilities and Equity	$1,859.5	$1,847.2
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2020	2019	2018
	(In millions)
Operating Activities
Net income	$38.5	$36.6	$34.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.9	43.3	44.0
Amortization of deferred financing fees	1.7	1.9	1.7
Deferred income taxes	(2.5)	(6.8)	(3.2)
Gain on sale of assets	(1.5)	0.1	(0.3)
Stock-based compensation	1.3	8.2	5.7
Dividends from unconsolidated affiliates	7.3	5.1	22.2
Other non-current liabilities	(13.8)	(5.5)	(9.4)
Other	22.1	20.4	8.8
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	68.9	(9.6)	58.0
Inventories	66.6	(37.9)	(125.4)
Other current assets	(3.6)	(1.2)	1.3
Accounts payable	4.3	1.9	23.3
Other liabilities	(65.3)	20.2	6.6
Net cash provided by operating activities	166.9	76.7	67.6
Investing Activities
Expenditures for property, plant and equipment	(51.7)	(49.7)	(38.8)
Proceeds from the sale of assets	8.0	7.7	5.9
Business acquisitions, net of cash acquired	—	—	(78.0)
Net cash used for investing activities	(43.7)	(42.0)	(110.9)
Financing Activities
Additions to long-term debt	72.2	67.6	71.5
Reductions of long-term debt	(83.7)	(92.1)	(143.7)
Net additions (reductions) to revolving credit agreements	(7.4)	(5.3)	6.5
Cash dividends paid	(21.3)	(21.0)	(20.4)
Cash dividends paid to noncontrolling interest	(0.3)	(0.2)	(0.3)
Financing fees paid	—	(0.4)	(0.6)
Other	(0.1)	(0.2)	(0.6)
Net cash used for financing activities	(40.6)	(51.6)	(87.6)
Effect of exchange rate changes on cash	4.2	(2.2)	(5.5)
Cash and Cash Equivalents
Increase (decrease) for the year	86.8	(19.1)	(136.4)
Balance at the beginning of the year	64.6	83.7	220.1
Balance at the end of the year	$151.4	$64.6	$83.7
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain on AFS Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In millions)
Balance, January 1, 2018	$0.1	$0.1	$(31.5)	$323.8	$389.1	$(58.5)	$2.8	$(1.5)	$(58.9)	$565.5	$6.9	$572.4
Cumulative effect of change in accounting	—	—	—	—	3.9	—	(2.8)	—	—	1.1	—	1.1
Stock-based compensation	—	—	—	5.7	—	—	—	—	—	5.7	—	5.7
Stock issued under stock compensation plans	—	—	8.0	(8.0)	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.6)	—	—	—	—	—	—	(0.6)	—	(0.6)
Net income (loss)	—	—	—	—	34.7	—	—	—	—	34.7	(0.4)	34.3
Cash dividends	—	—	—	—	(20.4)	—	—	—	—	(20.4)	(0.3)	(20.7)
Current period other comprehensive income (loss)	—	—	—	—	—	(27.4)	—	(12.2)	(20.1)	(59.7)	—	(59.7)
Reclassification adjustment to net income	—	—	—	—	—	—	—	(1.8)	2.9	1.1	—	1.1
Acquisition of business	—	—	—	—	—	—	—	—	—	—	28.2	28.2
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(2.3)	(2.3)
Balance, December 31, 2018	$0.1	$0.1	$(24.1)	$321.5	$407.3	$(85.9)	$—	$(15.5)	$(76.1)	$527.4	$32.1	$559.5

Cumulative effect of change in accounting	—	—	—	—	5.3	—	—	0.9	(4.8)	1.4	—	1.4
Stock-based compensation	—	—	—	8.2	—	—	—	—	—	8.2	—	8.2
Stock issued under stock compensation plans	—	—	8.4	(8.4)	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.2)	—	—	—	—	—	—	(0.2)	—	(0.2)
Net income	—	—	—	—	35.8	—	—	—	—	35.8	0.8	36.6
Cash dividends	—	—	—	—	(21.0)	—	—	—	—	(21.0)	(0.2)	(21.2)
Current period other comprehensive income (loss)	—	—	—	—	—	(7.0)	—	(15.9)	0.4	(22.5)	—	(22.5)
Reclassification adjustment to net income	—	—	—	—	—	—	—	12.0	3.2	15.2	—	15.2
Balance, December 31, 2019	$0.1	$0.1	$(15.9)	$321.3	$427.4	$(92.9)	$—	$(18.5)	$(77.3)	$544.3	$32.7	$577.0
Stock-based compensation	—	—	—	1.3	—	—	—	—	—	1.3	—	1.3
Stock issued under stock compensation plans	—	—	10.0	(10.0)	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.1)	—	—	—		—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	37.1	—	—	—	—	37.1	1.4	38.5
Cash dividends	—	—	—	—	(21.3)	—	—	—	—	(21.3)	(0.3)	(21.6)
Current period other comprehensive income (loss)	—	—	—	—	—	35.3	—	19.4	(14.6)	40.1	—	40.1
Reclassification adjustment to net income	—	—	—	—	—	—	—	11.6	3.9	15.5	—	15.5
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.4	0.4
Balance, December 31, 2020	$0.1	$0.1	$(6.0)	$312.6	$443.2	$(57.6)	$—	$12.5	$(88.0)	$616.9	$34.2	$651.1
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

The Company, through its wholly owned operating subsidiary, Hyster-Yale Group, Inc. ("HYG"), designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, China, Northern Ireland, Mexico, the Netherlands, the Philippines, Japan, Italy, Brazil and Vietnam. The sale of service parts represents approximately 14%, 12% and 13% of total revenues as reported in 2020, 2019 and 2018, respectively.

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
Investments in Sumitomo NACCO Forklift Co., Ltd. ("SN"), a 50% owned joint venture, and HYG Financial Services, Inc. ("HYGFS"), a 20% owned joint venture, are accounted for by the equity method. SN operates manufacturing facilities in Japan, the Philippines and Vietnam from which the Company purchases certain components, service parts and lift trucks. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each stockholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. HYGFS is a joint venture with Wells Fargo Financial Leasing, Inc. ("WF"), formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. National Account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The Company’s percentage share of the net income or loss from these equity investments is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” portion of the Consolidated Statements of Operations.

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
Accounts Receivable, Net of Allowances:  Allowances are maintained against accounts receivable for doubtful accounts. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability or unwillingness of customers to make required payments. These allowances are based on historical experience, existing economic trends and both recent trends of specific customers estimated to be a greater credit risk as well as general trends of the entire customer pool. Accounts are written off against the allowance when it becomes evident collection will not occur.

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
Advertising Costs:  Advertising costs are expensed as incurred. Total advertising expense was $7.6 million, $10.7 million and $14.6 million in 2020, 2019 and 2018, respectively.
Product Development Costs:  Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $100.5 million, $115.3 million and $110.9 million in 2020, 2019 and 2018, respectively.
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
Recently Issued Accounting Standards

The following table provides a brief description of recent accounting pronouncements adopted January 1, 2020. Unless otherwise noted, the adoption of these standards did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

Standard	Description
ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326)(Subsequent ASUs have been issued in 2018, 2019 and 2020 to update or clarify this guidance)	The guidance eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The guidance also requires additional disclosures in certain circumstances.
ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities	The guidance provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests.
ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606	The guidance clarifies the accounting for collaborative arrangements in conjunction with the adoption of "Revenue from Contracts with Customers (Topic 606)."
ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	The guidance removes the second step of the two-step test for the measurement of goodwill impairment.

Standard	Description
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	The guidance removes, modifies and adds certain disclosures relating to fair value measurements.
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract	The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting agreement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.
The following table provides a brief description of recent accounting pronouncements not yet adopted:

Standard	Description	Required Date of Adoption	Effect on the financial statements or other significant matters
ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes	The guidance eliminates certain exceptions to the income tax guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.	January 1, 2021	The adoption of the guidance will not have a material effect on the Company's financial position, results of operations, cash flows and related disclosures.
ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815	The guidance clarifies certain interactions between the guidance to account for certain equity securities and investments under the equity method of accounting.	January 1, 2021	The adoption of the guidance will not have a material effect on the Company's financial position, results of operations, cash flows and related disclosures.
ASU 2020-04, Reference Rate Reform (Topic 848)	The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	From the date of issuance through December 31, 2022	The Company is currently evaluating the guidance and the effect on its financial position, results of operations, cash flows and related disclosures.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the year ended December 31, 2020 and 2019.

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

The following table disaggregates revenue by category:

	YEAR ENDED
	DECEMBER 31, 2020
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$882.9	$472.0	$161.8	$—	$—	$—	$1,516.7
Direct customer sales	497.3	9.2	—	—	—	—	506.5
Aftermarket sales	397.4	88.8	29.9	—	—	—	516.1
Other	113.6	18.6	1.4	283.7	3.9	(148.4)	272.8
Total Revenues	$1,891.2	$588.6	$193.1	$283.7	$3.9	$(148.4)	$2,812.1

	YEAR ENDED
	DECEMBER 31, 2019
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$1,051.2	$619.1	$214.5	$—	$—	$—	$1,884.8
Direct customer sales	542.1	15.0	—	—	—	—	557.1
Aftermarket sales	396.4	95.3	34.2	—	—	—	525.9
Other	133.6	21.8	1.0	345.4	10.1	(187.9)	324.0
Total Revenues	$2,123.3	$751.2	$249.7	$345.4	$10.1	$(187.9)	$3,291.8

	YEAR ENDED
	DECEMBER 31, 2018
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$1,156.6	$628.1	$203.1	$—	$—	$—	$1,987.8
Direct customer sales	346.7	15.2	—	—	—	—	361.9
Aftermarket sales	370.9	107.4	36.8	—	—	—	515.1
Other	113.3	18.1	2.2	349.0	17.0	(185.3)	314.3
Total Revenues	$1,987.5	$768.8	$242.1	$349.0	$17.0	$(185.3)	$3,179.1

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

Deferred Revenue
Balance, December 31, 2019	$73.3
Customer deposits and billings	41.2
Revenue recognized	(44.6)
Foreign currency effect	0.6
Balance, December 31, 2020	$70.5

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

	2020	2019	2018
Revenues from external customers
Americas	$1,891.2	$2,123.3	$1,987.5
EMEA	588.6	751.2	768.8
JAPIC	193.1	249.7	242.1
Lift truck business	2,672.9	3,124.2	2,998.4
Bolzoni	283.7	345.4	349.0
Nuvera	3.9	10.1	17.0
Eliminations	(148.4)	(187.9)	(185.3)
Total	$2,812.1	$3,291.8	$3,179.1
Gross profit (loss)
Americas	$318.1	$354.8	$314.3
EMEA	86.4	110.5	102.8
JAPIC	20.3	29.7	22.1
Lift truck business	424.8	495.0	439.2
Bolzoni	53.4	58.1	63.7
Nuvera	(12.2)	(11.2)	(6.0)
Eliminations	(0.6)	(0.1)	0.1
Total	$465.4	$541.8	$497.0
Selling, general and administrative expenses
Americas	$216.0	$266.0	$238.9
EMEA	83.3	99.8	96.2
JAPIC	39.9	43.6	36.6
Lift truck business	339.2	409.4	371.7
Bolzoni	52.4	53.4	54.2
Nuvera	23.9	25.1	32.3
Total	$415.5	$487.9	$458.2
Operating profit (loss)
Americas	$102.1	$88.8	$75.4
EMEA	3.1	10.7	6.6
JAPIC	(19.6)	(13.9)	(14.5)
Lift truck business	85.6	85.6	67.5
Bolzoni	1.0	4.7	9.5
Nuvera	(36.1)	(36.3)	(38.3)
Eliminations	(0.6)	(0.1)	0.1
Total	$49.9	$53.9	$38.8
Interest expense
Americas	$11.9	$15.4	$12.4
EMEA	0.8	2.9	3.1
JAPIC	0.4	0.9	(0.1)
Lift truck business	13.1	19.2	15.4
Bolzoni	0.8	0.7	0.8
Nuvera	—	—	0.1
Eliminations	(0.2)	(0.1)	(0.3)
Total	$13.7	$19.8	$16.0

	2020	2019	2018
Interest income
Americas	$(0.8)	$(1.2)	$(2.2)
EMEA	(0.4)	(0.4)	(0.1)
JAPIC	(0.1)	(0.2)	(0.3)
Lift truck business	(1.3)	(1.8)	(2.6)
Bolzoni	(0.3)	—	—
Nuvera	—	(0.1)	—
Eliminations	0.2	0.1	0.2
Total	$(1.4)	$(1.8)	$(2.4)
Other (income) expense
Americas	$(1.6)	$(4.4)	$(3.8)
EMEA	(4.1)	(3.1)	(3.4)
JAPIC	2.4	(3.4)	(4.5)
Lift truck business	(3.3)	(10.9)	(11.7)
Bolzoni	—	0.2	0.3
Nuvera	(1.3)	(1.3)	—
Total	$(4.6)	$(12.0)	$(11.4)
Income tax provision (benefit)
Americas	$21.0	$17.8	$15.5
EMEA	1.2	2.3	0.8
JAPIC	(9.1)	0.7	(5.7)
Lift truck business	13.1	20.8	10.6
Bolzoni	—	0.2	2.1
Nuvera	(9.2)	(9.7)	(10.5)
Eliminations	(0.2)	—	0.1
Total	$3.7	$11.3	$2.3
Net income (loss) attributable to stockholders
Americas	$71.6	$61.2	$53.5
EMEA	5.6	9.0	6.3
JAPIC	(14.3)	(11.9)	(3.1)
Lift truck business	62.9	58.3	56.7
Bolzoni	0.2	2.8	5.8
Nuvera	(25.6)	(25.2)	(27.9)
Eliminations	(0.4)	(0.1)	0.1
Total	$37.1	$35.8	$34.7
Total assets
Americas	$1,367.1	$1,369.8	$1,259.4
EMEA	807.9	749.7	720.7
JAPIC	343.2	337.3	315.6
Eliminations	(642.9)	(627.4)	(578.7)
Lift truck business	1,875.3	1,829.4	1,717.0
Bolzoni	300.4	286.0	231.8
Nuvera	57.3	57.7	39.6
Eliminations	(373.5)	(325.9)	(246.3)
Total	$1,859.5	$1,847.2	$1,742.1

	2020	2019	2018

Depreciation and amortization
Americas	$17.1	$17.5	$20.9
EMEA	6.8	6.5	7.4
JAPIC	6.2	6.6	5.2
Lift truck business	30.1	30.6	33.5
Bolzoni	11.7	11.7	9.7
Nuvera	1.1	1.0	0.8
Total	$42.9	$43.3	$44.0
Capital expenditures
Americas	$27.4	$15.9	$20.9
EMEA	14.2	17.2	7.3
JAPIC	2.6	4.7	3.6
Lift truck business	44.2	37.8	31.8
Bolzoni	5.3	5.6	4.2
Nuvera	2.2	6.3	2.8
Total	$51.7	$49.7	$38.8
Cash and cash equivalents
Americas	$48.7	$19.5	$19.5
EMEA	55.5	5.4	31.6
JAPIC	26.1	21.9	17.2
Lift truck business	130.3	46.8	68.3
Bolzoni	21.0	17.4	15.4
Nuvera	0.1	0.4	—
Total	$151.4	$64.6	$83.7
Data by Geographic Region

No single country outside of the United States comprised 10% or more of revenues from unaffiliated customers. The “Other” category below includes Canada, Mexico, South America and the Asia and Pacific regions. In addition, no single customer comprised 10% or more of revenues from unaffiliated customers.

	United States	Europe, Africa and Middle East	Other	Consolidated
2020
Revenues from unaffiliated customers, based on the customers’ location	$1,640.8	$736.7	$434.6	$2,812.1
Long-lived tangible assets	$198.4	$102.8	$119.4	$420.6
2019
Revenues from unaffiliated customers, based on the customers’ location	$1,794.6	$923.6	$573.6	$3,291.8
Long-lived tangible assets	$232.9	$103.9	$127.9	$464.7
2018
Revenues from unaffiliated customers, based on the customers’ location	$1,655.0	$940.5	$583.6	$3,179.1
Long-lived tangible assets	$180.9	$72.6	$118.3	$371.8

NOTE 5—Quarterly Results of Operations (Unaudited)

A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$785.7	$654.4	$652.4	$719.6
Gross profit	$136.7	$103.6	$103.4	$121.7
Operating profit	$20.2	$8.7	$7.3	$13.7
Net income	$15.6	$4.0	$5.7	$13.2
Net income attributable to stockholders	$15.3	$3.6	$5.1	$13.1

Basic earnings per share	$0.91	$0.21	$0.30	$0.78
Diluted earnings per share	$0.91	$0.21	$0.30	$0.78

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$834.8	$856.2	$766.0	$834.8
Gross profit	$126.2	$139.4	$135.0	$141.2
Operating profit	$3.4	$22.9	$19.5	$8.1
Net income	$3.2	$16.9	$13.1	$3.4
Net income attributable to stockholders	$3.4	$16.2	$12.8	$3.4

Basic earnings per share	$0.20	$0.97	$0.77	$0.20
Diluted earnings per share	$0.20	$0.97	$0.76	$0.20

NOTE 6—Common Stock and Earnings per Share
The Company's Class A common stock is traded on the New York Stock Exchange under the ticker symbol “HY.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company's Class A common stock and Class B common stock have the same cash dividend rights per share. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2020 was 125 million shares and 35 million shares, respectively. Treasury shares of Class A common stock totaling 82,670 and 221,190 at December 31, 2020 and 2019, respectively, have been deducted from shares outstanding.
Stock Compensation: The Company has stock compensation plans for certain employees in the U.S. that allow the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding them for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) five years after the participant's retirement date, (ii) four, seven or ten years from the award date, as defined in the award, or (iii) the participant's death or permanent disability. Pursuant to the plans, the Company issued 111,148 and 88,172 shares related to the years ended December 31, 2019 and 2018, respectively. There were no shares issued related to 2020. After the issuance of these shares, there were 208,570 shares of Class A common stock available for issuance under these plans. Compensation expense related to these share awards was $7.0 million ($5.5 million net of tax) and $4.5 million ($3.6 million net of tax) for the years ended 2019 and 2018, respectively. Compensation expense at the grant date represents fair value based on the market price of the shares of Class A common stock. The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the non-employee directors’ annual retainer is paid in restricted shares of Class A common stock. For the year ended December 31, 2020, $124,000 of each non-employee director's retainer of $184,000 was to be paid in restricted shares of Class A common stock. The non-employee directors' retainer was reduced by 10% from May through December of 2020. For the year ended December 31, 2019, $118,000 of $178,000 was paid in restricted shares of Class A common stock. For the year ended December 31, 2018, $113,000 of $173,000 was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date on which the director has both retired from the Board of Directors and reached 70 years of age. Pursuant to this plan, the Company issued 28,323, 18,954 and 16,196 shares related to the years ended December 31, 2020, 2019 and 2018, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 1,610, 1,711 and 2,182 in 2020, 2019 and 2018, respectively. After the issuance of these shares, there were 54,320 shares of Class A common stock available for issuance under this directors' plan. Compensation expense related to these awards was $1.3 million ($1.0 million net of tax), $1.2 million ($0.9 million net of tax) and $1.2 million ($0.9 million net of tax) for the years ended December 31, 2020, 2019 and 2018, respectively. Compensation expense at the grant date represents fair value based on the market price of the shares of Class A common stock.
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

	2020	2019	2018
Basic weighted average shares outstanding	16.775	16.645	16.540
Dilutive effect of restricted stock awards	0.024	0.081	0.062
Diluted weighted average shares outstanding	16.799	16.726	16.602
Basic earnings per share	$2.21	$2.15	$2.10
Diluted earnings per share	$2.21	$2.14	$2.09
Cash dividends per share	$1.2700	$1.2625	$1.2325

NOTE 7—Income Taxes
The components of income before income taxes and provision for income taxes for the years ended December 31 are as follows:

	2020	2019	2018
Income (loss) before income taxes
U.S.	$(0.6)	$(18.2)	$(7.5)
Non-U.S.	42.8	66.1	44.1
	$42.2	$47.9	$36.6
Income tax provision
Current tax provision (benefit):
Federal	$0.4	$3.2	$(4.2)
State	0.8	1.9	0.8
Non-U.S.	5.0	13.0	8.9
Total current	$6.2	$18.1	$5.5
Deferred tax provision (benefit):
Federal	$(2.6)	$(7.6)	$(2.6)
State	(0.6)	(1.9)	0.3
Non-U.S.	0.7	2.7	(0.9)
Total deferred	$(2.5)	$(6.8)	$(3.2)
	$3.7	$11.3	$2.3
The Company made income tax payments of $15.3 million, $12.5 million and $16.8 million during 2020, 2019 and 2018, respectively. The Company received income tax refunds of $0.2 million, $3.7 million and $0.8 million during 2020, 2019 and 2018, respectively.

A reconciliation of the federal statutory and reported income tax rate for the year ended December 31 is as follows:

	2020	2019	2018
Income before income taxes	$42.2	$47.9	$36.6
Statutory taxes at 21%	$8.9	$10.1	$7.7
Tax controversy resolution	(5.8)	(1.4)	(0.4)
Federal income tax credits	(2.6)	(4.0)	(3.7)
Equity interest earnings	(1.0)	(1.5)	(1.7)
Unremitted non-U.S. earnings	(0.7)	1.7	—
Base-erosion and anti-abuse tax	(0.4)	1.4	—
Non-U.S. rate differences	(0.3)	0.9	(1.5)
Valuation allowance	2.9	0.8	3.0
Global intangible low-taxed income	1.8	2.0	1.2
Other	0.8	(0.3)	0.3
State income taxes	0.1	(0.2)	—
Tax Reform Act	—	0.1	(4.4)
Nondeductible compensation	—	1.7	0.9
Capitalized acquisition costs	—	—	0.9
Income tax provision	$3.7	$11.3	$2.3
Reported income tax rate	8.8%	23.6%	6.3%

As a result of the Tax Reform Act in 2017, the Company recorded provisional tax effects due to the transition tax on the unremitted earnings and profits of non-U.S. subsidiaries and the Company’s deferred tax assets and liabilities as of December 31, 2017. The Company has since finalized its calculation of earnings and profits, including the amounts held in cash or other specified assets and its calculation of available foreign tax credits consistent with the additional regulatory guidance issued during 2018 and 2019, resulting in a reduction in tax expense of $4.4 million and an increase in tax expense of $0.1 million in 2018 and 2019, respectively.

After the utilization of existing tax credits, the Company will pay cash taxes, including state income taxes, of $17.7 million with respect to the transition tax payable over an installment period of eight years, beginning in 2018. The Company has provided for the anticipated withholding taxes on unremitted non-U.S. earnings for which no reinvestment plan has been identified and that may be repatriated in the foreseeable future. As such, the Company has provided a deferred tax liability with respect to these earnings of $1.0 million and $1.7 million at December 31, 2020 and 2019, respectively.

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

The BEAT provisions in the Tax Reform Act create a minimum tax where a lower tax rate is applied to taxable income determined without the benefit of certain base-erosion payments made to related non-U.S. corporations. The base-erosion payments primarily consist of reimbursements for research and development performed by the Company's non-U.S. engineering centers. The Company will only be taxed under this regime if such minimum tax exceeds the regular U.S. corporate income tax. During 2020, the Company recorded a favorable adjustment of $0.4 million for BEAT which consisted of a current provision of $0.8 million offset by a favorable return to provision adjustment of $1.2 million.

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

A detailed summary of the total deferred tax assets and liabilities in the Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2020	2019
Deferred tax assets
Tax attribute carryforwards	$21.2	$25.3
Product warranties	12.2	11.2
Accrued expenses and reserves	9.0	16.4
Research and development capitalization	7.2	2.5
Accrued product liability	6.2	8.9
Other employee benefits	5.7	7.1
Accrued pension benefits	3.3	2.4
Inventories	2.9	1.7
Other	2.9	0.6
Total deferred tax assets	70.6	76.1
Less: Valuation allowance	28.2	31.4
	42.4	44.7
Deferred tax liabilities
Depreciation and amortization	31.9	27.6
Unremitted earnings	1.0	1.7
Total deferred tax liabilities	32.9	29.3
Net deferred tax asset	$9.5	$15.4

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2020
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$12.6	$10.0	2021 - Indefinite
Non-U.S. capital losses	7.0	7.0	2021 - Indefinite
State net operating losses and credits	4.2	3.0	2021 - 2039
Less: Unrecognized tax benefits	(2.6)	—
Total	$21.2	$20.0

	December 31, 2019
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$17.0	$13.1	2020 - Indefinite
Non-U.S. capital losses	6.7	6.7	2020 - Indefinite
State net operating losses and credits	4.1	3.1	2020 - 2038
Less: Unrecognized tax benefits	(2.5)	—
Total	$25.3	$22.9

The establishment of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or other deferred tax assets in future periods. The tax net operating losses attributable to Brazil, Australia and China comprise a substantial portion of the non-U.S. net operating loss deferred tax assets. The Brazilian and Australian net operating losses do not expire under local law, while Chinese losses expire after five years.

During 2020 and 2019, the valuation allowance provided against deferred tax assets decreased by $3.2 million and increased by $0.5 million, respectively. The change in the total valuation allowance in 2020 and 2019 included a net increase in tax expense of $2.9 million and $0.8 million, respectively. The change also included a net decrease of $5.5 million in 2020 for the write-down of the Australian losses recorded directly against the associated valuation allowance where such losses were no longer available under Australian tax rules and a net decrease of $0.6 million and $0.3 million in 2020 and 2019 recorded directly in equity.
Based upon a review of historical earnings and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes the valuation allowances provided are appropriate. At December 31, 2020, the Company had gross net operating loss carryforwards in U.S. state jurisdictions of $11.1 million and non-U.S. jurisdictions of $43.7 million.
The following is a reconciliation of total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between the Company's tax return positions and the benefits recognized in the consolidated financial statements for the years ended December 31, 2020, 2019 and 2018. Approximately $10.7 million, $13.5 million and $15.1 million of these amounts as of December 31, 2020, 2019 and 2018, respectively, relate to permanent items that, if recognized, would impact the reported income tax rate. This amount differs from gross unrecognized tax benefits presented in the table below due to the increase in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2020	2019	2018
Balance at January 1	$13.6	$15.2	$10.9
Additions based on tax positions related to the current year	0.3	0.3	0.4
Additions for tax positions of prior years	0.1	0.2	0.3
Additions for business acquisitions	—	—	6.0
Reductions due to settlements with taxing authorities and the lapse of the applicable statute of limitations	(3.9)	(2.0)	(1.6)
Other changes in unrecognized tax benefits including foreign currency translation adjustments	0.7	(0.1)	(0.8)
Balance at December 31	$10.8	$13.6	$15.2
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recorded a net decrease of $2.3 million during 2020, and a net increase of $0.1 million and $0.5 million during 2019 and 2018, respectively, in interest and penalties. As a result of foreign currency translation into U.S. dollars, the total amount of interest and penalties increased by $0.4 million during 2020 and decreased by $0.5 million during 2018. The total amount of interest and penalties accrued was $6.7 million, $8.6 million and $8.5 million as of December 31, 2020, 2019 and 2018, respectively.
The Company expects the amount of unrecognized tax benefits will change within the next twelve months. It is reasonably possible the Company will record unrecognized tax benefits, including interest and penalties, within the next twelve months up to $7.0 million resulting from the possible expiration of certain statutes of limitation and settlement of audits. If recognized, the previously unrecognized tax benefits will be recorded as discrete tax benefits in the interim period in which the items are effectively settled. Approximately $3.2 million of the amount that may be recognized in the next twelve months relates to prior business acquisitions, and such amounts will be offset with the pretax reduction of the related indemnity receivable.
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
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The Company is currently under examination by the Internal Revenue Service for its 2018 U.S. tax filings. The Company expects this examination to be completed during 2021. The examination of U.S. federal tax returns for all years prior to 2017 have been settled with the Internal Revenue Service or otherwise have essentially closed under the applicable statute of limitations. However, the Company has elected to voluntarily extend the statute of limitations for the U.S. federal tax return for 2012 at the request of its prior parent company such that attributes may be adjusted in limited circumstances. The Company is routinely under examination in various state and non-U.S. jurisdictions and in most cases the statute of limitations has not been extended. The Company believes these examinations are routine in nature and are not expected to result in any material tax assessments.

NOTE 8—Reclassifications from OCI

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Details about OCI Components	Amount Reclassified from OCI			Affected Line Item in the Statement Where Net Income Is Presented
	2020	2019	2018
Gain (loss) on cash flow hedges:
Interest rate contracts	$1.9	$(0.3)	$—	Interest expense
Foreign exchange contracts	(17.5)	(16.2)	2.6	Cost of sales
Total before tax	(15.6)	(16.5)	2.6	Income before income taxes
Tax expense (benefit)	4.0	4.5	(0.8)	Income tax provision
Net of tax	$(11.6)	$(12.0)	$1.8	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(4.7)	$(3.9)	$(3.8)	Other, net
Prior service (cost) credit	—	(0.1)	0.2	Other, net
Total before tax	(4.7)	(4.0)	(3.6)	Income before income taxes
Tax expense	0.8	0.8	0.7	Income tax provision
Net of tax	$(3.9)	$(3.2)	$(2.9)	Net income
Total reclassifications for the period	$(15.5)	$(15.2)	$(1.1)

NOTE 9—Financial Instruments and Derivative Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding finance leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At December 31, 2020, the total carrying value and total fair value of revolving credit agreements and long-term debt, excluding finance leases, was $260.5 million and $257.2 million, respectively. At December 31, 2019, the total carrying value and total fair value of revolving credit agreements and long-term debt, excluding finance leases, was $266.0 million and $265.1 million, respectively.
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable and derivatives. The large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies mitigates concentration of credit risk on accounts receivable. To further reduce credit risk associated with accounts receivable, the Company performs periodic credit evaluations of its customers, and in certain circumstances may require advance payments or collateral. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one institution.
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

The Company periodically enters into cross-currency swaps which hedge the variability of expected future cash flows that are attributable to foreign currency risk of certain intercompany loans. Changes in the fair value of cross-currency swaps that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the Consolidated Statements of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in other (income) expense and interest expense.
The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company's interest rate swap agreements and its variable rate financings are predominately based upon one-month LIBOR. Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the Consolidated Statements of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense.
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
Foreign Currency Derivatives:  The Company held forward foreign currency exchange contracts with a total notional amount of $840.5 million at December 31, 2020, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Chinese renminbi, Mexican pesos, Swedish kroner and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $1.0 billion at December 31, 2019, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Mexican pesos, Australian dollars, Swedish kroner, Brazilian real and Chinese renminbi. The fair value of these contracts approximated a net asset of $23.5 million and a net liability $19.8 million at December 31, 2020 and 2019, respectively.
For the years ended December 31, 2020 and 2019, there was no material ineffectiveness of forward foreign currency exchange contracts that qualify for hedge accounting. Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2020, $6.1 million of the amount of net deferred gain included in OCI at December 31, 2020 is expected to be reclassified as expense into the Consolidated Statements of Operations over the next twelve months, as the transactions occur.
Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on its $200.0 million term loan (the "Term Loan") borrowings. The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at December 31, 2020 and 2019:

Notional Amount		Average Fixed Rate
December 31	December 31	December 31	December 31
2020	2019	2020	2019	Term at December 31, 2020
$56.5	$56.5	1.94%	1.94%	Extending to November 2022
65.7	74.6	2.20%	2.20%	Extending to May 2023
The fair value of all interest rate swap agreements was a net liability of $4.9 million and $2.1 million at December 31, 2020 and 2019, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2020, $1.8 million of the net deferred loss included in OCI is expected to be reclassified as expense in the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2020	2019	Balance sheet location	2020	2019
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$2.5	$0.7
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	2.4	1.4
Foreign currency exchange contracts
Current	Prepaid expenses and other	15.7	3.1	Prepaid expenses and other	2.9	1.5
	Other current liabilities	1.0	1.7	Other current liabilities	3.6	17.1
Long-Term	Other non-current assets	11.3	—	Other non-current assets	0.1	—
	Other long-term liabilities	—	3.5	Other long-term liabilities	—	9.6
Total derivatives designated as hedging instruments		$28.0	$8.3		$11.5	$30.3
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	$2.8	$0.4	Prepaid expenses and other	$0.9	$0.2
	Other current liabilities	0.7	2.3	Other current liabilities	0.5	2.4
Total derivatives not designated as hedging instruments		$3.5	$2.7		$1.4	$2.6
Total derivatives		$31.5	$11.0		$12.9	$32.9

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty at December 31, 2020 and 2019 as recorded in the Consolidated Balance Sheets:

	Derivative Assets as of December 31, 2020				Derivative Liabilities as of December 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$4.9	$—	$4.9	$4.9
Foreign currency exchange contracts	25.9	(2.4)	23.5	23.5	2.4	(2.4)	—	—
Total derivatives	$25.9	$(2.4)	$23.5	$23.5	$7.3	$(2.4)	$4.9	$4.9

	Derivative Assets as of December 31, 2019				Derivative Liabilities as of December 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$2.1	$—	$2.1	$2.1
Foreign currency exchange contracts	1.8	(1.8)	—	—	21.6	(1.8)	19.8	19.8
Total derivatives	$1.8	$(1.8)	$—	$—	$23.7	$(1.8)	$21.9	$21.9

The following table summarizes the pre-tax impact of derivative instruments for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	2020	2019	2018		2020	2019	2018
Cash Flow Hedges
Interest rate swap agreements	$(1.0)	$(3.8)	$2.0	Interest expense	$1.9	$(0.3)	$—
Foreign currency exchange contracts	27.7	(18.0)	(18.8)	Cost of sales	(17.5)	(16.2)	2.6
	$26.7	$(21.8)	$(16.8)		$(15.6)	$(16.5)	$2.6

Derivatives Not Designated as Hedging Instruments				Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
					2020	2019	2018
Cash flow hedges
Interest rate swap agreements				Other	$—	$—	$0.3
Foreign currency exchange contracts				Cost of sales	4.5	(5.3)	(2.3)
Total					$4.5	$(5.3)	$(2.0)

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

During 2020 and 2018, the Company recognized a settlement loss of $1.2 million and $1.1 million, respectively, resulting from lump-sum distributions exceeding the total projected interest cost for the plan year for its U.S. pension plan.
The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2020	2019	2018
United States Plans
Weighted average discount rates	2.09%	3.02%	4.10%
Expected long-term rate of return on assets	7.00%	7.50%	7.50%
Cash balance interest crediting rate	3.50%	3.50%	3.50%
Non-U.S. Plans
Weighted average discount rates	0.50%-1.30%	0.37%-1.85%	1.13%-2.65%
Rate of increase in compensation levels	1.00%-2.50%	1.00%-2.50%	1.50%-2.50%
Expected long-term rate of return on assets	0.50%-6.00%	1.00%-7.00%	1.80%-7.00%

Each year, the assumptions used to calculate the benefit obligation are used to calculate the net periodic pension expense for the following year.

Set forth below is a detail of the net periodic pension expense for the defined benefit plans for the years ended December 31:

	2020	2019	2018
United States Plans
Interest cost	$1.9	$2.6	$2.5
Expected return on plan assets	(4.7)	(4.5)	(4.9)
Amortization of actuarial loss	2.1	2.0	1.8
Amortization of prior service credit	—	—	(0.2)
Settlements	1.2	—	1.1
Net periodic pension expense	$0.5	$0.1	$0.3
Non-U.S. Plans
Service cost	$0.2	$0.1	$0.2
Interest cost	3.1	4.1	4.0
Expected return on plan assets	(10.9)	(10.2)	(10.5)
Amortization of actuarial loss	2.6	1.9	2.0
Amortization of prior service cost	—	0.1	—
Net periodic pension benefit	$(5.0)	$(4.0)	$(4.3)
Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31:

	2020	2019	2018
United States Plans
Current year actuarial (gain) loss	$0.7	$(0.4)	$4.8
Amortization of actuarial loss	(2.1)	(2.0)	(1.8)
Amortization of prior service credit	—	—	0.2
Curtailments and Settlements	(1.2)	—	(1.1)
Total recognized in other comprehensive income (loss)	$(2.6)	$(2.4)	$2.1
Non-U.S. Plans
Current year actuarial (gain) loss	$18.3	$(0.1)	$18.8
Current year prior service (credit) cost	(0.1)	—	1.9
Amortization of actuarial loss	(2.6)	(1.9)	(2.0)
Amortization of prior service (cost) credit	—	(0.1)	—
Total recognized in other comprehensive income (loss)	$15.6	$(2.1)	$18.7

The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Projected benefit obligation at beginning of year	$70.2	$186.3	$66.8	$166.4
Service cost	—	0.2	—	0.1
Interest cost	1.9	3.1	2.6	4.1
Actuarial (gain) loss	4.6	21.7	6.5	17.7
Benefits paid	(4.5)	(6.8)	(5.7)	(6.9)
Employee contributions	—	0.2	—	0.2
Lump sum payments	(2.2)	—	—	—
Foreign currency exchange rate changes	—	8.6	—	4.7
Projected benefit obligation at end of year	$70.0	$213.3	$70.2	$186.3
Accumulated benefit obligation at end of year	$70.0	$212.2	$70.2	$185.6
Change in plan assets
Fair value of plan assets at beginning of year	$66.4	$179.5	$60.7	$152.3
Actual return on plan assets	8.5	15.0	11.4	27.9
Employer contributions	0.4	2.3	—	1.2
Employee contributions	—	0.2	—	0.2
Benefits paid	(4.5)	(6.8)	(5.7)	(6.9)
Settlements	(2.2)	—	—	—
Foreign currency exchange rate changes	—	7.7	—	4.8
Fair value of plan assets at end of year	$68.6	$197.9	$66.4	$179.5
Funded status at end of year	$(1.4)	$(15.4)	$(3.8)	$(6.8)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent liabilities	$(1.4)	$(15.4)	$(3.8)	$(6.8)
	$(1.4)	$(15.4)	$(3.8)	$(6.8)
Components of accumulated other comprehensive income (loss) consist of:
Actuarial loss	$34.7	$70.6	$37.3	$54.9
Prior service cost (credit)	—	1.6	—	1.7
Deferred taxes	(8.7)	(10.6)	(9.4)	(7.6)
Change in statutory tax rate	0.4	(2.0)	0.4	(2.0)
Foreign currency translation adjustment	—	2.0	—	2.0
	$26.4	$61.6	$28.3	$49.0
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
In 2021, the Company expects to contribute $3.1 million to its non-U.S. pension plans. The Company does not expect to contribute to its U.S. pension plan in 2021.

Pension benefit payments are made from assets of the pension plans. Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plans	Non-U.S. Plans
2021	$6.1	$7.3
2022	5.8	7.4
2023	5.5	7.5
2024	5.3	7.6
2025	5.0	7.8
2026 - 2030	20.5	44.2
	$48.2	$81.8
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
Expected returns for the U.K. pension plan is based on a calculated market-related value of assets. Under this methodology, asset gains and losses resulting from actual returns that differ from the Company’s expected returns are recognized in the market-related value of assets ratably over three years.
The pension plans maintain an investment policy that, among other things, establishes a portfolio asset allocation methodology with percentage allocation bands for individual asset classes. The investment policy provides that investments are reallocated between asset classes as balances exceed or fall below the appropriate allocation bands.

The following is the actual allocation percentage and target allocation percentage for the Company's U.S. pension plan assets at December 31:

	2020 Actual Allocation	2019 Actual Allocation	Target Allocation
U.S. equity securities	40.9%	45.4%	40%
Non-U.S. equity securities	20.8%	20.2%	20%
Fixed income securities	37.6%	33.7%	40%
Money market	0.6%	0.7%	—%
The following is the actual allocation percentage and target allocation percentage for the Company's U.K. pension plan assets at December 31:

	2020 Actual Allocation	2019 Actual Allocation	Target Allocation
U.K. equity securities	5.1%	10.4%	5%
Non-U.K. equity securities	55.4%	60.7%	55%
Fixed income securities	39.1%	28.1%	40%
Money market	0.4%	0.8%	—%
The Company maintains a pension plan for certain employees in the Netherlands which has purchased annuity contracts to meet its obligations.
The defined benefit pension plans do not have any direct ownership of Hyster-Yale common stock.
The fair value of each major category of U.S. plan assets for the Company’s pension plan are valued using quoted market prices in active markets for identical assets, or Level 1 in the fair value hierarchy. The fair value of each major category of Non-U.S. plan assets for the Company’s pension plans are valued using observable inputs, either directly or indirectly, other than quoted market prices in active markets for identical assets, or Level 2 in the fair value hierarchy.

Following are the values as of December 31:

	Level 1		Level 2
	2020	2019	2020	2019
U.S. equity securities	$28.1	$30.2	$34.2	$34.4
U.K. equity securities	—	—	9.0	16.9
Non-U.S., non-U.K. equity securities	14.3	13.4	64.9	64.8
Fixed income securities	25.8	22.4	89.1	62.1
Money market	0.4	0.4	0.7	1.3
Total	$68.6	$66.4	$197.9	$179.5

Defined Contribution Plans: The Company has defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. The Company generally matches employee contributions based on plan provisions. In addition, in the United States and United Kingdom, the Company has defined contribution retirement plans whereby the contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $10.0 million, $26.6 million and $26.5 million in 2020, 2019 and 2018, respectively. Company contributions to these plans were suspended from May through December of 2020.

NOTE 11—Inventories
Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At December 31, 2020 and 2019, 42% and 53%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts for the lift truck business in the United States. The FIFO method is used with respect to all other inventories.
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
Inventories are summarized as follows:

	December 31
	2020	2019
Finished goods and service parts	$269.0	$276.2
Work in process	21.0	22.1
Raw materials	269.4	310.5
Total manufactured inventories	559.4	608.8
LIFO reserve	(50.0)	(48.9)
Total inventory	$509.4	$559.9

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

Property, plant and equipment, net includes the following:

	December 31
	2020	2019
Land and land improvements	$33.6	$31.8
Plant and equipment	842.9	764.0
Property, plant and equipment, at cost	876.5	795.8
Allowances for depreciation and amortization	(536.1)	(487.3)
	$340.4	$308.5
Total depreciation and amortization expense on property, plant and equipment was $36.8 million, $36.7 million and $37.4 million during 2020, 2019, and 2018, respectively.

NOTE 13—Goodwill and Intangible Assets

The Company evaluates the carrying amount of goodwill and indefinite-lived intangible assets for impairment annually as of May 1st and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. The Company uses either a qualitative or quantitative analysis to determine whether fair value exceeds carrying value. Goodwill impairment testing for 2020 was performed using a quantitative analysis for each reporting unit. As part of the quantitative testing process for goodwill, the Company estimated fair values using a discounted cash flow approach from the perspective of a market participant. Significant estimates in the discounted cash flow approach are cash flow forecasts of the reporting units, the discount rate, the terminal business value and the projected income tax rate. The cash flow forecasts of the reporting units are based upon management’s long-term view of markets and are the forecasts that are used by senior management and the Board of Directors to evaluate operating performance. The discount rate utilized is management’s estimate of what the market’s weighted average cost of capital is for a company with a similar debt rating and stock volatility, as measured by beta. The projected income tax rates utilized are the statutory tax rates for the countries where each reporting unit operates. The terminal business value is determined by applying a business growth factor to the latest year for which a forecast exists. As part of the goodwill quantitative testing process, the Company evaluates whether there are reasonably likely changes to management’s estimates that would have a material impact on the results of the goodwill impairment testing.

The Company completed an interim impairment test as of March 31, 2020 and the annual testing of impairment of goodwill as of May 1, 2020 at the reporting unit level for the related goodwill. The fair value of each reporting unit was in excess of its carrying value and thus, no impairment exists.

The indefinite-lived intangible assets are the Bolzoni trademarks. Fair values used in testing for potential impairment of the trademarks are calculated by applying an estimated market value royalty rate to the forecasted revenues of the businesses that utilize those assets. The assumed cash flows from this calculation are discounted using Bolzoni’s weighted average cost of capital. The Company completed an interim impairment test as of March 31, 2020 and the annual testing of impairment as of May 1, 2020. The fair value of the indefinite-lived intangible assets was in excess of its carrying value and thus, no impairment exists.

The following table summarizes intangible assets, other than goodwill, recorded in the consolidated balance sheets:

December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Balance
Intangible assets not subject to amortization
Trademarks	$18.4	$—	$18.4
Intangible assets subject to amortization
Customer and contractual relationships	41.5	(17.8)	23.7
Patents and technology	22.3	(10.4)	11.9
Trademarks	5.6	(1.1)	4.5
Total	$87.8	$(29.3)	$58.5

December 31, 2019	Gross Carrying Amount	Accumulated Amortization	Net Balance
Intangible assets not subject to amortization
Trademarks	$16.9	$—	$16.9
Intangible assets subject to amortization
Customer and contractual relationships	38.9	(13.5)	25.4
Patents and technology	20.6	(7.3)	13.3
Trademarks	5.3	(0.8)	4.5
Total	$81.7	$(21.6)	$60.1

Amortization expense for intangible assets, which is recognized on a straight-line basis over the estimated useful life of the related asset, was $6.1 million and $6.6 million in 2020 and 2019, respectively. Expected annual amortization expense of other intangible assets, based upon December 31, 2020 U.S. dollar values, for the next five years is as follows: $5.1 million in 2021, $4.6 million in 2022, $4.5 million in 2023, $4.5 million in 2024 and $4.1 million in 2025. The weighted-average amortization period for intangible assets is as follows:

Intangible assets subject to amortization	Weighted-Average Useful Lives (Years)
Customer relationships	12
Engineering drawings	6
Patents	5
Trademarks	16
The following table summarizes goodwill by segment as of December 31, 2020 and 2019:

	Carrying Amount of Goodwill
	Americas	EMEA	JAPIC	Bolzoni	Total
Balance at January 1, 2019	$1.7	$1.1	$51.5	$54.0	$108.3
Foreign currency translation	—	(0.1)	(0.6)	(0.9)	(1.6)
Balance at December 31, 2019	$1.7	$1.0	$50.9	$53.1	$106.7
Foreign currency translation	—	0.1	3.3	4.6	8.0
Balance at December 31, 2020	$1.7	$1.1	$54.2	$57.7	$114.7

NOTE 14—Current and Long-Term Financing
The following table summarizes available and outstanding borrowings:

	December 31
	2020	2019
Total outstanding borrowings:
Revolving credit agreements	$0.7	$7.7
Term loan, net	163.1	172.2
Other debt	96.7	86.1
Finance lease obligations	28.7	21.0
Total debt outstanding	$289.2	$287.0
Plus: discount on term loan and unamortized deferred financing fees	1.9	2.8
Total debt outstanding, gross	$291.1	$289.8
Current portion of borrowings outstanding	$83.1	$82.3
Long-term portion of borrowings outstanding	$206.1	$204.7
Total available borrowings, net of limitations, under revolving credit agreements	$267.1	$260.6
Unused revolving credit agreements	$266.4	$252.9
Weighted average stated interest rate on total borrowings	3.4%	4.6%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements)	2.4%	3.6%

Annual maturities of total debt, excluding finance leases, are as follows:

2021	$76.4
2022	17.8
2023	152.8
2024	12.9
2025	2.5
Thereafter	—
$262.4
Interest paid on total debt was $13.0 million, $19.5 million and $15.0 million during 2020, 2019 and 2018, respectively.

The Company has a $240.0 million secured, floating-rate revolving credit facility (the "Facility") that expires in April 2022. There were no borrowings outstanding under the Facility at December 31, 2020. The availability under the Facility, at December 31, 2020, was $234.3 million, which reflects reductions of $5.7 million for letters of credit and other restrictions. As of December 31, 2020, the Facility consisted of a U.S. revolving credit facility of $150.0 million and a non-U.S. revolving credit facility of $90.0 million. The obligations under the Facility are generally secured by a first lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory (the "Facility Collateral") and a second lien on the Term Loan Collateral (defined below). The approximate book value of assets held as collateral under the Facility was $900 million as of December 31, 2020.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, as of December 31, 2020, for U.S. base rate loans and LIBOR loans were 0.25% and 1.25%, respectively. The applicable margin, as of December 31, 2020, for non-U.S. base rate loans and LIBOR loans was 1.25%. The Facility also required the payment of a fee of 0.250% per annum on the unused commitment as of December 31, 2020.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as set forth in the Facility, and limits the payment of dividends. If average availability for both total and U.S. revolving credit facilities, on a pro forma basis, is greater than 15% and less than or equal to 20%, the Company may pay dividends subject to achieving a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00, as defined in the Facility. If the average availability is greater than 20% for both total and U.S. revolving credit facilities, on a pro forma basis, the Company may pay dividends without any minimum Fixed Charge Coverage Ratio requirement. The Facility also requires the Company to achieve a minimum Fixed Charge Coverage Ratio in certain circumstances in which total excess availability is less than 10% of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than 10% of the U.S. revolver commitments, as defined in the Facility. At December 31, 2020, the Company was in compliance with the covenants in the Facility.

The Company also has a $200.0 million term loan (the "Term Loan"), which matures in May 2023. The Term Loan requires quarterly principal payments on the last business day of each March, June, September and December in an amount equal to $2.5 million. The final principal repayment is due on May 30, 2023. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At December 31, 2020, there was $165.0 million of principal outstanding under the Term Loan which has been reduced in the Consolidated Balance Sheet by $1.9 million of discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property (collectively, the "Term Loan Collateral") and a second priority lien on the Facility Collateral. The approximate book value of assets held as collateral under the Term Loan was $600 million as of December 31, 2020.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin, as provided in the Term Loan, is 2.25% for U.S. base rate loans and 3.25% for Eurodollar loans. The interest rate on the amount outstanding under the Term Loan at December 31, 2020 was 3.40%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of regularly scheduled dividends and other restricted payments to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 1.75 to 1.00 at the time of the payment. At December 31, 2020, the Company was in compliance with the covenants in the Term Loan.

The Company incurred fees of $0.4 million and $0.6 million in 2019 and 2018, respectively. No fees were incurred in 2020. These fees related to amending the Facility and the Term Loan. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.

The Company had other debt outstanding, excluding finance leases, of approximately $97.4 million at December 31, 2020. In addition to the excess availability under the Facility of $234.3 million, the Company had remaining availability of $32.1 million related to other non-U.S. revolving credit agreements.

NOTE 15—Leasing Arrangements

The Company determines if an arrangement contains a lease and the classification of that lease, if applicable, at inception. The Company has elected to not recognize a lease liability or right-of-use ("ROU") asset for short-term leases (leases with an initial term of twelve months or less). For contracts with lease and non-lease components, the Company has elected not to allocate the contract consideration, and to account for the lease and non-lease components as a single lease component. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments under the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The implicit rate within the operating leases are generally not determinable and the Company has obtained rates from third-party financiers for relevant geographies, currencies and lease terms to determine the incremental borrowing rate at the date of adoption of the new lease standard and at the inception of new leases. The operating lease ROU asset also includes any lease prepayments, offset by lease incentives. Certain of the Company's leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain the Company will exercise that option. An option to terminate is also considered in connection with determining the ROU asset and lease liability unless it is reasonably certain the Company will not exercise the option. Lease expense for operating lease payments is recognized on a straight-line basis over the term of the lease.

As of December 31, 2020 and 2019, the Company had the following amounts recorded on the Company's unaudited condensed consolidated balance sheet:

	Location on Balance Sheet	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Other non-current assets	$71.3	$76.3
Finance lease assets	Property, plant and equipment, net	37.5	26.3
Total		$108.8	$102.6
Liabilities
Current
Operating lease liabilities	Other current liabilities	17.6	18.0
Finance lease liabilities	Current maturities of long-term debt	7.5	8.5
Long-term
Operating lease liabilities	Other long-term liabilities	57.7	62.3
Finance lease liabilities	Long-term debt	21.2	12.5
Total		$104.0	$101.3
Finance lease assets are recorded net of accumulated amortization of $18.4 million and $13.5 million as of December 31, 2020 and 2019, respectively. Amortization of plant and equipment under finance leases is included in depreciation expense. Finance lease obligations of $17.0 million, $7.9 million and $4.7 million were incurred in connection with lease agreements to acquire machinery and equipment during 2020, 2019 and 2018, respectively. In addition, leases with HYGFS included in the unaudited condensed consolidated balance sheet at December 31, 2020 and 2019, include $17.8 million and $17.7 million of ROU assets and $17.9 million and $17.8 million of lease liabilities.

As of December 31, 2020, the Company had the following remaining lease term and weighted average discount rates:

	Operating Leases	Finance Leases
Weighted-average remaining lease term in years	6.68	2.92
Weighted-average discount rate	5.00%	3.92%
For the December 31, 2020, the Company recorded the following amounts:

		Year Ended	Year Ended
	Location on Income Statement	December 31, 2020	December 31, 2019
Operating lease cost	Cost of sales	$9.3	$8.6
Operating lease cost	Selling, general and administrative expenses	16.1	16.3
Finance lease cost
Amortization of leased assets	Cost of sales	3.8	7.8
Interest on lease liabilities	Interest expense	0.3	0.6
Sublease income	Revenues	(8.6)	(11.5)
Total		$20.9	$21.8
The Company recognizes sublease income primarily related to lift trucks in which the Company records revenues over the term of the lease in accordance with the rental agreements with its customers. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of December 31, 2020 were $32.2 million.

For the year ended December 31, 2020, the Company recorded the following amounts:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Cash paid for lease liabilities
Operating cash flows from operating leases	$22.8	$24.2
Operating cash flows from finance leases	0.3	0.6
Financing cash flows from finance leases	4.0	7.9
Non-cash amounts related to right-of-use assets obtained in exchange for lease obligations
Operating	16.2	18.3
Finance	3.0	4.4

Annual maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases	Total
2021	$20.5	$10.0	$30.5
2022	17.1	6.9	24.0
2023	13.1	5.5	18.6
2024	9.6	3.7	13.3
2025	6.4	2.8	9.2
Thereafter	22.4	—	22.4
	89.1	28.9	118.0
Less: Interest	(13.8)	(0.2)	(14.0)
Net	$75.3	$28.7	$104.0
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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

	2020	2019
Balance at January 1	$65.2	$56.9
Current year warranty expense	25.4	42.1
Change in estimate related to pre-existing warranties	5.3	2.5
Payments made	(32.3)	(36.1)
Foreign currency effect	1.1	(0.2)
Balance at December 31	$64.7	$65.2

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

The Company previously filed legal actions in Brazil to recover certain social integration and social contribution taxes paid over gross sales, including ICMS receipts, which is a form of state value added tax. During 2019, the Company’s Brazil legal advisors notified the Company that they received judicial notification that the Superior Judicial Court rendered a favorable decision on the case granting the Company the right to recover, through offset of federal tax liabilities, amounts of overpayments collected by the government from 1999 to date. The judicial court decision is final and not subject to appeals. The current estimate of the refund calculated on a gross basis is approximately 100 million Brazilian reais, or approximately $19 million based on exchange rates as of December 31, 2020.

The amount and ultimate timing of realization of these recoveries is dependent upon administrative approvals, generation of federal tax liabilities in Brazil eligible for offset and potential impacts of future legislative actions within Brazil, all of which are uncertain. During 2019, based upon a probability weighted analysis, including a review of historical earnings and trends, forecasted earnings, the relevant expiration of carryforwards and the potential of selling the credits at a significant discount, the Company determined the net realizable value of the credits was approximately 8 million Brazilian reais, or $1.5 million based on exchange rates as of December 31, 2020. Future legislative changes in Brazil, changes in the Company’s forecasted earnings or resolution of other uncertainties could impact the estimate of the amount realizable for these tax credits.

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

NOTE 18—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at December 31, 2020 and 2019 were $119.7 million and $179.7 million, respectively. As of December 31, 2020, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at December 31, 2020 was approximately $183.3 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of December 31, 2020, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $22.3 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $11.4 million as of December 31, 2020. The $22.3 million is included in the $119.7 million of total amounts subject to recourse or repurchase obligations at December 31, 2020.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At December 31, 2020, approximately $97.8 million of the Company's total recourse or repurchase obligations of $119.7 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At December 31, 2020, loans from WF to HYGFS totaled $1.2 billion. Although the Company’s contractual guarantee was $239.4 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $97.8 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $222.0 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $288.4 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at December 31, 2020:

	HYGFS	Total
Total recourse or repurchase obligations	$97.8	$119.7
Less: exposure limited for certain dealers	22.3	22.3
Plus: 7.5% of original loan balance	11.4	11.4
	86.9	108.8
Incremental obligation related to guarantee to WF	222.0	222.0
Total exposure related to guarantees	$308.9	$330.8

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
Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt financing to dealers and lease financing to both dealers and customers. HYGFS’ total purchases of Hyster® and Yale® lift trucks from dealers, and directly from the Company such that HYGFS could provide retail lease financing to customers for the years ended December 31, 2020, 2019 and 2018 were $452.9 million, $514.1 million and $536.2 million, respectively. Of these amounts, $99.6 million, $126.4 million and $79.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, were invoiced directly from the Company to HYGFS so that the customer could obtain operating lease financing from HYGFS. Amounts receivable from HYGFS were $5.7 million and $9.0 million at December 31, 2020 and 2019, respectively. At December 31, 2020, the Company had $10.0 million of notes payable to HYGFS for advance funding of inventory that will be financed by HYGFS upon sale. The Company provides recourse for certain financing provided by HYGFS to its dealers and customers. In addition, the Company also provides a guarantee to WF for their portion of HYGFS' debt. Refer to Note 18 for additional details relating to the guarantees provided to WF.
In addition to providing financing to dealers, HYGFS provides operating lease financing to the Company. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain customers whereby the Company sells lift trucks to HYGFS, leases these lift trucks back under an operating lease agreement and then subleases those lift trucks to customers under an operating lease agreement. Total obligations to HYGFS under the operating lease agreements were $19.9 million and $21.2 million at December 31, 2020 and 2019, respectively. In addition, the Company provides certain subsidies to its dealers that are paid directly to HYGFS. Total subsidies were $3.1 million, $6.0 million and $5.0 million for 2020, 2019 and 2018, respectively.

The Company provides certain services to HYGFS for which it receives compensation under the terms of the joint venture agreement. The services consist primarily of administrative functions and remarketing services. Total income recorded by the Company related to these services was $4.9 million in 2020, $7.0 million in 2019 and $8.0 million in 2018.
The Company has a 50% ownership interest in SN, a limited liability company that was formed primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®- branded lift trucks and related components and service parts outside of Japan. The Company purchases products from SN under agreed-upon terms. The Company’s ownership in SN is also accounted for using the equity method of accounting and is included in the JAPIC segment. The Company purchases products from SN under normal trade terms based on current market prices. In 2020, 2019 and 2018, purchases from SN were $23.9 million, $45.5 million and $65.4 million, respectively. Amounts payable to SN at December 31, 2020 and 2019 were $16.1 million and $15.6 million, respectively.
The Company recognized income of $0.3 million, $0.3 million and $0.4 million for payments from SN for use of technology developed by the Company which is included in “Revenues” in the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, respectively.

Summarized unaudited financial information for equity investments is as follows:

	2020	2019	2018
Statement of Operations
Revenues	$389.6	$424.3	$413.0
Gross profit	$135.4	$127.4	$126.9
Income from continuing operations	$28.2	$37.4	$36.7
Net income	$28.2	$37.4	$36.7
Balance Sheet
Current assets	$138.3	$123.7
Non-current assets	$1,607.5	$1,665.2
Current liabilities	$132.9	$133.6
Non-current liabilities	$1,415.0	$1,454.3
The Company's equity investments in unconsolidated affiliates are included in “Investment in Unconsolidated Affiliates” in the Consolidated Balance Sheets as follows:

	December 31, 2020	December 31, 2019
HYGFS	$21.4	$22.8
SN	44.6	43.9
Bolzoni	0.2	0.3
Dividends received from unconsolidated affiliates for the year ended December 31, are summarized below:

	2020	2019	2018
HYGFS	$6.4	$4.1	$20.1
SN	0.9	1.0	2.1
	$7.3	$5.1	$22.2
The Company had an approximately 19% ownership interest through common and redeemable preferred shares in a third party, OneH2, Inc. ("OneH2"). The Company's investment was $11.9 million and $10.6 million as of December 31, 2020 and December 31, 2019, respectively. The Company recorded $1.3 million of accrued dividend income related to this investment in both 2020 and 2019. During January 2021, the Company sold its investment in preferred shares of OneH2 for $15.7 million, including accrued dividends, and recognized a gain of $4.6 million. The Company expects to sell its remaining investment in common shares in the first quarter of 2021.

The Company has an equity investment in a third party valued using a quoted market price in an active market, or Level 1 in the fair value hierarchy. The Company's investment as of December 31, 2020 and December 31, 2019 was $2.1 million and $2.4 million, respectively. Any gain or loss on the investment is included on the line "Other" in the "Other (income) expense" section of the Consolidated Statements of Operations for the years ended December 31, as follows:

	2020	2019	2018
Loss on equity investment	$(0.5)	$(1.6)	$(5.1)

NOTE 20—Restructuring

During 2020, the Company performed an in-depth global review to help establish a more sustainable long-term cost structure. As a result, the Company restructured operations to optimize global commercial operations. The Company recognized a charge of approximately $4.4 million during the year ended December 31, 2020. These charges primarily related to severance, which was recorded on the line "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Severance payments incurred are expected to be paid in 2021. In addition to the restructuring charge recorded during 2020, the Company anticipates it will incur subsequent charges, which were not eligible for accrual at December 31, 2020, of approximately $1.4 million for additional costs related to the restructuring, which the Company expects to incur during 2021.

Following is the detail of the cash charges incurred by reporting segment:

	Total charges incurred in 2020	Severance	Other cash charges
Americas	$1.0	$0.9	$0.1
EMEA	2.0	2.0	—
JAPIC	1.4	1.4	—
	$4.4	$4.3	$0.1
In 2019, as part of a plan to expand Bolzoni's capabilities in the United States, Bolzoni's North America attachment manufacturing was moved into HYG's Sulligent, Alabama manufacturing facility. Consequently, effective January 1, 2019, the Sulligent facility became a Bolzoni facility.

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2020, 2019 AND 2018

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe (A)	Deductions — Describe		Balance at End of Period
	(In millions)
2020
Reserves deducted from asset accounts:
Allowance for doubtful accounts (B)	$9.7	$1.0	$0.3	$0.6	(C)	$10.4
2019
Reserves deducted from asset accounts:
Allowance for doubtful accounts (B)	$9.7	$1.2	$(1.2)	$—	(C)	$9.7
2018
Reserves deducted from asset accounts:
Allowance for doubtful accounts (B)	$8.7	$1.9	$(0.9)	$—	(C)	$9.7
(A)Foreign currency translation adjustments and other.
(B)Includes allowance of receivables classified as long-term of $4.6 million, $4.1 million and $4.3 million in 2020, 2019 and 2018, respectively.
(C)Write-offs, net of recoveries.