Form 10-Q
period 2021-03-31
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2021-05-04
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at April 30, 2021: 12,972,236
Number of shares of Class B Common Stock outstanding at April 30, 2021: 3,844,067

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2021	DECEMBER 31 2020
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$103.0	$151.4
Accounts receivable, net	438.9	412.1
Inventories, net	585.9	509.4
Prepaid expenses and other	57.2	56.8
Total Current Assets	1,185.0	1,129.7
Property, Plant and Equipment, Net	332.3	340.4
Intangible Assets, Net	55.2	58.5
Goodwill	112.2	114.7
Deferred Income Taxes	29.0	24.4
Investment in Unconsolidated Affiliates	63.4	80.2
Other Non-current Assets	97.0	111.6
Total Assets	$1,874.1	$1,859.5
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$467.2	$412.0
Accounts payable, affiliates	17.9	16.1
Revolving credit facilities	0.6	0.7
Current maturities of long-term debt	84.5	82.4
Accrued payroll	53.3	46.1
Deferred revenue	40.9	41.7
Other current liabilities	158.8	156.9
Total Current Liabilities	823.2	755.9
Long-term Debt	200.3	206.1
Self-insurance Liabilities	30.9	30.2
Pension Obligations	15.9	19.8
Deferred Income Taxes	14.3	14.9
Other Long-term Liabilities	173.7	181.5
Total Liabilities	1,258.3	1,208.4
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 12,966,523 shares outstanding (2020 - 12,956,301 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,845,617 shares outstanding (2020 - 3,849,136 shares outstanding)	0.1	0.1
Capital in excess of par value	315.6	312.6
Treasury stock	(5.5)	(6.0)
Retained earnings	443.5	443.2
Accumulated other comprehensive loss	(171.7)	(133.1)
Total Stockholders' Equity	582.1	616.9
Noncontrolling Interests	33.7	34.2
Total Equity	615.8	651.1
Total Liabilities and Equity	$1,874.1	$1,859.5

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2021	2020
	(In millions, except per share data)
Revenues	$732.2	$785.7
Cost of sales	613.8	649.0
Gross Profit	118.4	136.7
Operating Expenses
Selling, general and administrative expenses	115.3	116.5
Operating Profit	3.1	20.2
Other (income) expense
Interest expense	2.8	4.3
Income from unconsolidated affiliates	(2.0)	(1.6)
Other, net	(6.2)	(2.2)
	(5.4)	0.5
Income Before Income Taxes	8.5	19.7
Income tax provision	2.4	4.1
Net Income	6.1	15.6
Net income attributable to noncontrolling interests	(0.5)	(0.3)
Net Income Attributable to Stockholders	$5.6	$15.3

Basic Earnings per Share	$0.33	$0.91
Diluted Earnings per Share	$0.33	$0.91

Dividends per Share	$0.3175	$0.3175

Basic Weighted Average Shares Outstanding	16.810	16.726
Diluted Weighted Average Shares Outstanding	16.842	16.787

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED
	MARCH 31
	2021	2020
	(In millions)
Net Income	$6.1	$15.6
Other comprehensive income (loss)
Foreign currency translation adjustment	(24.8)	(25.5)
Current period cash flow hedging activity	(14.3)	(22.5)
Reclassification of hedging activities into earnings	(0.6)	3.0
Reclassification of pension into earnings	1.1	0.9
Comprehensive Income (Loss)	$(32.5)	$(28.5)
Other comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests	(0.5)	(0.3)
Foreign currency translation adjustment attributable to noncontrolling interests	1.0	0.7
Comprehensive Income (Loss) Attributable to Stockholders	$(32.0)	$(28.1)

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2021	2020
	(In millions)
Operating Activities
Net income	$6.1	$15.6
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	11.7	10.4
Amortization of deferred financing fees	0.4	0.4
Deferred income taxes	(0.4)	2.1
Gain on the sale of investment	(4.6)	—
Stock-based compensation	3.5	0.3
Dividends from unconsolidated affiliates	5.5	7.3
Other non-current liabilities	(4.8)	(5.2)
Other	(7.8)	4.9
Working capital changes:
Accounts receivable	(37.8)	(28.1)
Inventories	(88.1)	(11.5)
Other current assets	(15.0)	(13.6)
Accounts payable	68.2	22.0
Other current liabilities	16.0	(50.3)
Net cash used for operating activities	(47.1)	(45.7)
Investing Activities
Expenditures for property, plant and equipment	(7.7)	(17.6)
Proceeds from the sale of assets	1.5	0.2
Proceeds from the sale of investment	15.7	—
Net cash provided by (used for) investing activities	9.5	(17.4)
Financing Activities
Additions to long-term debt	12.0	21.2
Reductions of long-term debt	(14.6)	(18.2)
Net change to revolving credit agreements	(0.1)	55.5
Cash dividends paid	(5.3)	(5.3)
Purchase of treasury stock	—	(0.1)
Net cash provided by (used for) financing activities	(8.0)	53.1
Effect of exchange rate changes on cash	(2.8)	(4.2)
Cash and Cash Equivalents
Decrease for the period	(48.4)	(14.2)
Balance at the beginning of the period	151.4	64.6
Balance at the end of the period	$103.0	$50.4

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance, December 31, 2019	$0.1	$0.1	$(15.9)	$321.3	$427.4	$(92.9)	$(18.5)	$(77.3)	$544.3	$32.7	$577.0
Stock-based compensation	—	—	—	0.3	—	—	—	—	0.3	—	0.3
Stock issued under stock compensation plans	—	—	8.4	(8.4)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	15.3	—	—	—	15.3	0.3	15.6
Cash dividends	—	—	—	—	(5.3)	—	—	—	(5.3)	—	(5.3)
Current period other comprehensive income (loss)	—	—	—	—	—	(25.5)	(22.5)	—	(48.0)	—	(48.0)
Reclassification adjustment to net income	—	—	—	—	—	—	3.0	0.9	3.9	—	3.9
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.7)	(0.7)
Balance, March 31, 2020	$0.1	$0.1	$(7.6)	$313.2	$437.4	$(118.4)	$(38.0)	$(76.4)	$510.4	$32.3	$542.7

Balance, December 31, 2020	$0.1	$0.1	$(6.0)	$312.6	$443.2	$(57.6)	$12.5	$(88.0)	$616.9	$34.2	$651.1
Stock-based compensation	—	—	—	3.5	—	—	—	—	3.5	—	3.5
Stock issued under stock compensation plans	—	—	0.5	(0.5)	—	—	—	—	—	—	—
Net income	—	—	—	—	5.6	—	—	—	5.6	0.5	6.1
Cash dividends	—	—	—	—	(5.3)	—	—	—	(5.3)	—	(5.3)
Current period other comprehensive loss	—	—	—	—	—	(24.8)	(14.3)	—	(39.1)	—	(39.1)
Reclassification adjustment to net income	—	—	—	—	—	—	(0.6)	1.1	0.5	—	0.5
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Balance, March 31, 2021	$0.1	$0.1	$(5.5)	$315.6	$443.5	$(82.4)	$(2.4)	$(86.9)	$582.1	$33.7	$615.8

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
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

During 2020, broad measures taken by governments, businesses and others across the globe to limit the spread of novel coronavirus ("COVID-19") adversely affected the Company. The resulting significant decline in economic activity also reduced the demand for the Company's products and limited the availability of components from certain suppliers. Production was significantly reduced or suspended at the Company's Chinese and European facilities for certain periods during the first and second quarters of 2020. The Company also initiated several cost reduction measures designed to ease liquidity pressure. These cost containment actions included spending and travel restrictions, significant reductions in temporary personnel, furloughs, suspension of incentive compensation and profit sharing, benefit reductions and salary reductions. Effective January 1, 2021, the Company reinstated pre-pandemic salaries, benefits and incentive compensation programs. The cost containment actions associated with hiring, use of contract and temporary workers, travel and meetings, as well as other discretionary spending are continuing. These measures are expected to remain in place until market and economic uncertainty dissipates and results improve further, which the Company expects to occur over the course of 2021. In addition, the Company adjusted production levels in 2020 at its manufacturing plants to align more closely with the reduced levels of demand, and worked closely with suppliers to help ensure current needs were met while also promoting continuity as the market improved. However, despite these efforts, during the first quarter of 2021, the Company experienced further pandemic-related and other global supply chain constraints, component shortages, shipping container availability constraints and higher freight costs, as well as significant material cost inflation resulting from the accelerated pace of the market recovery, all of which have negatively impacted the Company.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2021 and the results of its operations and changes in equity for the three months ended March 31, 2021 and 2020, and the results of its cash flows for the three months ended March 31, 2021 and 2020 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

The accompanying unaudited condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.

Note 2—Recently Issued Accounting Standards

The following table provides a brief description of recent accounting standard updates ("ASU") adopted January 1, 2021. The adoption of these standards did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

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

Note 3—Revenue

Revenue is recognized when obligations under the terms of a contract with the customer are satisfied, which occurs when control of the trucks, parts, or services are transferred to the customer. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise for the right to payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers. Taxes collected from customers are excluded from revenue. The estimated costs of product warranties are recognized as expense when the products are sold. See Note 10 for further information on product warranties.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the three months ended March 31, 2021 and 2020, respectively.

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

The following table disaggregates revenue by category:

	THREE MONTHS ENDED
	MARCH 31, 2021
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$220.7	$136.8	$52.6	$—	$—	$—	$410.1
Direct customer sales	102.4	1.9	—	—	—	—	104.3
Aftermarket sales	108.8	26.9	7.8	—	—	—	143.5
Other	27.8	5.1	0.1	79.5	—	(38.2)	74.3
Total Revenues	$459.7	$170.7	$60.5	$79.5	$—	$(38.2)	$732.2

	THREE MONTHS ENDED
	MARCH 31, 2020
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$287.3	$120.6	$37.2	$—	$—	$—	$445.1
Direct customer sales	134.7	3.7	—	—	—	—	138.4
Aftermarket sales	105.1	23.4	7.1	—	—	—	135.6
Other	23.6	4.4	0.3	87.9	1.4	(51.0)	66.6
Total Revenues	$550.7	$152.1	$44.6	$87.9	$1.4	$(51.0)	$785.7

Dealer sales are recognized when the Company transfers control based on the shipping terms of the contract, which is generally when the truck is shipped from the manufacturing facility to the dealer. The majority of direct customer sales are to National Account customers. In these transactions, the Company transfers control and recognizes revenue when it delivers the product to the customer according to the terms of the contract. Aftermarket sales represent parts sales, extended warranty and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract, which reflects the costs to perform under these contracts and corresponds with, and thereby depicts, the transfer of control to the customer. Bolzoni revenue from external customers is primarily the sale of attachments to customers. In these transactions, the Company transfers control and recognizes revenue according to the shipping terms of the contract. In the United States, Bolzoni also has revenue for sales of lift truck components to HYG plants. Nuvera's revenues include development funding from third-party development agreements and the sale of fuel cell stacks and engines to third parties and to HYG. In all revenue transactions, the Company receives cash equal to the invoice price and amount of consideration received and the revenue recognized may vary with changes in marketing incentives. Intercompany revenues between Bolzoni, Nuvera and the lift truck business have been eliminated.

Deferred Revenue: The Company defers revenue for transactions that have not met the criteria for recognition at the time payment is collected, including extended warranties and maintenance contracts. In addition, for certain products, services and customer types, the Company collects payment prior to the transfer of control to the customer.

Deferred Revenue
Balance, December 31, 2020	$70.5
Customer deposits and billings	5.9
Revenue recognized	(6.3)
Foreign currency effect	(0.2)
Balance, March 31, 2021	$69.9

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

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED
	MARCH 31
	2021	2020
Revenues from external customers
Americas	$459.7	$550.7
EMEA	170.7	152.1
JAPIC	60.5	44.6
Lift truck business	690.9	747.4
Bolzoni	79.5	87.9
Nuvera	—	1.4
Eliminations	(38.2)	(51.0)
Total	$732.2	$785.7
Gross profit (loss)
Americas	$75.3	$99.7
EMEA	23.5	19.3
JAPIC	6.6	4.5
Lift truck business	105.4	123.5
Bolzoni	16.4	16.9
Nuvera	(3.3)	(2.6)
Eliminations	(0.1)	(1.1)
Total	$118.4	$136.7

	THREE MONTHS ENDED
	MARCH 31
	2021	2020
Operating profit (loss)
Americas	$14.6	$38.5
EMEA	0.1	(4.5)
JAPIC	(2.5)	(6.0)
Lift truck business	12.2	28.0
Bolzoni	0.8	2.7
Nuvera	(9.8)	(9.4)
Eliminations	(0.1)	(1.1)
Total	$3.1	$20.2
Net income (loss) attributable to stockholders
Americas	$9.5	$27.8
EMEA	0.9	(3.1)
JAPIC	(2.2)	(4.6)
Lift truck business	8.2	20.1
Bolzoni	0.6	2.7
Nuvera	(3.8)	(6.7)
Eliminations	0.6	(0.8)
Total	$5.6	$15.3

Note 5—Income Taxes

The income tax provision includes U.S. federal, state and local, and foreign income taxes and is generally based on the application of a forecasted annual income tax rate applied to the current quarter's year-to-date pre-tax income or loss. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company's annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company's ability to use tax credits and net operating loss carryforwards and capital loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates and certain circumstances with respect to valuation allowances or the tax effect of other unusual or nonrecurring transactions or adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual effective income tax rate. Additionally, the Company's interim effective income tax rate is computed and applied without regard to pre-tax losses where such losses are not expected to generate a current-year tax benefit. The Company's reported income tax rate for the first quarter of 2021 is recorded under this interim guidance.

However, in limited situations in which an estimated annual effective income tax rate cannot be reliably forecasted, the actual effective tax rate computed from year-to-date earnings should be reported instead. As a result of market conditions and uncertainty generated by the impacts of COVID-19 in the first quarter of 2020, the Company’s ability to reliably forecast earnings was limited. Accordingly, the Company’s reported income tax rate for the first quarter of 2020 is the actual effective tax rate.

The Tax Cuts and Jobs Act ("Tax Reform Act") includes anti-deferral and anti-base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions require the Company to include non-U.S. earnings in excess of an allowable return on the Company’s non-U.S. subsidiaries' tangible assets in its U.S. income tax return. The Company has elected to account for GILTI tax in the period in which it is incurred. The BEAT provisions in the Tax Reform Act created a minimum tax where a lower tax rate is applied to taxable income determined without the benefit of certain base-erosion payments made to related non-U.S. corporations. The Company is taxed under this regime if such minimum tax exceeds the regular U.S. corporate income tax. The GILTI and BEAT provisions, when applicable, are included in permanent adjustments in the table below.

A reconciliation of the consolidated federal statutory rate to the reported income tax rate is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2021	2020
Income before income taxes	$8.5	$19.7
Statutory taxes (21%)	$1.8	$4.1
Interim adjustment	0.3	—
Permanent adjustments	0.4	1.1
Discrete items	(0.1)	(1.1)
Income tax provision	$2.4	$4.1
Reported income tax rate	28.2%	20.8%

Note 6—Reclassifications from OCI

The following table summarizes reclassifications out of Accumulated Other Comprehensive Income ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI		Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED
	MARCH 31
	2021	2020
Gain (loss) on cash flow hedges:
Interest rate contracts	$0.6	$0.1	Interest expense
Foreign exchange contracts	0.1	(4.1)	Cost of sales
Total before tax	0.7	(4.0)	Income before income taxes
Tax (expense) benefit	(0.1)	1.0	Income tax provision
Net of tax	$0.6	$(3.0)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(1.4)	$(1.1)	Other, net
Total before tax	(1.4)	(1.1)	Income before income taxes
Tax benefit	0.3	0.2	Income tax provision
Net of tax	$(1.1)	$(0.9)	Net income
Total reclassifications for the period	$(0.5)	$(3.9)

Note 7—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At March 31, 2021, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $256.8 million and $258.0 million, respectively. At December 31, 2020, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $257.2 million and $260.5 million, respectively.

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

The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company's interest rate swap agreements and the associated variable rate financings are predominately based upon the one-month LIBOR. Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the unaudited condensed consolidated statements of operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $878.1 million at March 31, 2021, primarily denominated in euros, Japanese yen, U.S. dollars, British pounds, Mexican pesos, Chinese renminbi, Swedish kroner and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $840.5 million at December 31, 2020, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Chinese renminbi, Mexican pesos, Swedish kroner and Australian dollars. The fair value of these contracts approximated a net liability of $3.0 million and a net asset of $23.5 million at March 31, 2021 and December 31, 2020, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2021, $0.9 million of the amount of net deferred loss included in OCI at March 31, 2021 is expected to be reclassified as income into the unaudited condensed consolidated statement of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on its $200.0 million term loan (the "Term Loan") borrowings. The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at March 31, 2021 and December 31, 2020:

Notional Amount		Average Fixed Rate
MARCH 31	DECEMBER 31	MARCH 31	DECEMBER 31
2021	2020	2021	2020	Term at March 31, 2021
$56.5	$56.5	1.94%	1.94%	Extending to November 2022
$63.5	$65.7	2.20%	2.20%	Extending to May 2023

The fair value of all interest rate swap agreements was a net liability of $4.2 million and $4.9 million at March 31, 2021 and December 31, 2020, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2021, $1.7 million of the amount included in OCI as net deferred loss is expected to be reclassified as expense in the unaudited condensed consolidated statement of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	MARCH 31 2021	DECEMBER 31 2020	Balance Sheet Location	MARCH 31 2021	DECEMBER 31 2020
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$2.4	$2.5
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	1.8	2.4
Foreign currency exchange contracts
Current	Prepaid expenses and other	6.3	15.7	Prepaid expenses and other	3.2	2.9
	Other current liabilities	3.1	1.0	Other current liabilities	5.4	3.6
Long-term	Other non-current assets	2.0	11.3	Other non-current assets	0.8	0.1
	Other long-term liabilities	0.9	—	Other long-term liabilities	2.8	—
Total derivatives designated as hedging instruments		$12.3	$28.0		$16.4	$11.5
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.5	2.8	Prepaid expenses and other	2.4	0.9
	Other current liabilities	1.5	0.7	Other current liabilities	2.7	0.5
Total derivatives not designated as hedging instruments		$2.0	$3.5		$5.1	$1.4
Total derivatives		$14.3	$31.5		$21.5	$12.9

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of March 31, 2021				Derivative Liabilities as of March 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$4.2	$—	$4.2	$4.2
Foreign currency exchange contracts	2.4	(2.4)	—	—	5.4	(2.4)	3.0	3.0
Total derivatives	$2.4	$(2.4)	$—	$—	$9.6	$(2.4)	$7.2	$7.2

	Derivative Assets as of December 31, 2020				Derivative Liabilities as of December 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$4.9	$—	$4.9	$4.9
Foreign currency exchange contracts	25.9	(2.4)	23.5	23.5	2.4	(2.4)	—	—
Total derivatives	$25.9	$(2.4)	$23.5	$23.5	$7.3	$(2.4)	$4.9	$4.9

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS ENDED			THREE MONTHS ENDED
	MARCH 31			MARCH 31
Derivatives Designated as Hedging Instruments	2021	2020		2021	2020
Cash Flow Hedges
Interest rate swap agreements	$1.3	$(3.8)	Interest expense	$0.6	$0.1
Foreign currency exchange contracts	(21.3)	(26.3)	Cost of sales	0.1	(4.1)
Total	$(20.0)	$(30.1)		$0.7	$(4.0)

Derivatives Not Designated as Hedging Instruments			Location of Gain or (Loss) Recognized in Income on Derivative	2021	2020
Cash Flow Hedges
Foreign currency exchange contracts			Cost of sales	$(4.3)	$(2.1)
Total				$(4.3)	$(2.1)

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

The Company presents the components of net benefit cost, other than service cost, in other (income) expense in the unaudited condensed consolidated statements of operations for its pension plans. Service cost for the Company's pension plans is reported in operating profit. The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2021	2020
U.S. Pension
Interest cost	$0.4	$0.5
Expected return on plan assets	(1.2)	(1.2)
Amortization of actuarial loss	0.5	0.5
Total	$(0.3)	$(0.2)
Non-U.S. Pension
Interest cost	$0.6	$0.8
Expected return on plan assets	(2.6)	(2.7)
Amortization of actuarial loss	0.9	0.6
Total	$(1.1)	$(1.3)

Note 9—Inventories

Inventories are summarized as follows:

	MARCH 31 2021	DECEMBER 31 2020
Finished goods and service parts	$282.5	$269.0
Work in process	25.9	21.0
Raw materials	331.2	269.4
Total manufactured inventories	639.6	559.4
LIFO reserve	(53.7)	(50.0)
Total inventory	$585.9	$509.4

Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At March 31, 2021 and December 31, 2020, 47% and 42%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, for the lift truck business in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2021
Balance at December 31, 2020	$64.7
Current year warranty expense	2.7
Change in estimate related to pre-existing warranties	(0.4)
Payments made	(5.5)
Foreign currency effect	(0.6)
Balance at March 31, 2021	$60.9

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

The Company previously filed legal actions in Brazil to recover certain social integration and social contribution taxes paid over gross sales, including ICMS receipts, which is a form of state value added tax. During 2019, the Company’s Brazil legal advisors notified the Company that they received judicial notification that the Superior Judicial Court rendered a favorable decision on the case granting the Company the right to recover, through offset of federal tax liabilities, amounts of overpayments collected by the government from 1999 to date. The judicial court decision is final and not subject to appeals. The current estimate of the refund calculated on a gross basis is approximately 100 million Brazilian reais, or approximately $17 million as of March 31, 2021.

The amount and ultimate timing of realization of these recoveries is dependent upon administrative approvals, generation of federal tax liabilities in Brazil eligible for offset and potential impacts of future legislative actions within Brazil, all of which are uncertain. Based upon a probability weighted analysis, including a review of historical earnings and trends, forecasted earnings, the relevant expiration of carryforwards and the potential of selling the credits at a significant discount, the Company determined the net realizable value of the credits is approximately 8 million Brazilian reais, or $1.4 million as of March 31, 2021. Future legislative changes in Brazil, changes in the Company’s forecasted earnings or resolution of other uncertainties could impact the estimate of the amount realizable for these tax credits.

The Brazilian tax authorities have sought clarification before the Brazilian Supreme Court of certain matters, including the amount of these credits (i.e., the gross rate or net credit amount), and certain other matters that could affect the rights of Brazilian taxpayers regarding these credits, all of which could materially impact the realization of the credits. Based on the opinions of tax and legal advisors, the Company has not accrued any amounts related to potential future litigation regarding these credits.

Note 12—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at March 31, 2021 and December 31, 2020 were $120.6 million and $119.7 million, respectively. As of March 31, 2021, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at March 31, 2021 was approximately $184.2 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of March 31, 2021, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $22.3 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $12.5 million as of March 31, 2021. The $22.3 million is included in the $120.6 million of total amounts subject to recourse or repurchase obligations at March 31, 2021.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At March 31, 2021, approximately $97.5 million of the Company's total recourse or repurchase obligations of $120.6 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At March 31, 2021, loans from WF to HYGFS totaled $1.1 billion. Although the Company’s contractual guarantee was $230.0 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $97.5 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $212.4 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $281.1 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at March 31, 2021:

	HYGFS	Total
Total recourse or repurchase obligations	$97.5	$120.6
Less: exposure limited for certain dealers	22.3	22.3
Plus: 7.5% of original loan balance	12.5	12.5
	87.7	110.8
Incremental obligation related to guarantee to WF	212.4	212.4
Total exposure related to guarantees	$300.1	$323.2

Note 13—Equity and Debt Investments

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

The Company's equity investments in unconsolidated affiliates recorded on the unaudited condensed consolidated balance sheets are as follows:

	March 31, 2021	December 31, 2020
HYGFS	$17.8	$21.4
SN	41.6	44.6
Bolzoni	0.2	0.2

Dividends received from unconsolidated affiliates are summarized below:

	THREE MONTHS ENDED
	MARCH 31
	2021	2020
HYGFS	$5.1	$6.4
SN	0.4	0.9
	$5.5	$7.3
Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2021	2020
Revenues	$103.2	$101.8
Gross profit	$37.8	$14.9
Income from continuing operations	$8.2	$6.4
Net income	$8.2	$6.4

The Company has an equity investment in a third party valued using a quoted market price in an active market, or Level 1 in the fair value hierarchy. The Company's investment as of March 31, 2021 and December 31, 2020 was $3.0 million and $2.1 million, respectively. Any gain or loss on the investment is included on the line "Other" in the "Other (income) expense" section of the unaudited condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED
	MARCH 31
	2021	2020
Gain (loss) on equity investment	$1.1	$(1.1)

During the first quarter of 2021, the Company sold its investment in preferred shares of OneH2, Inc. for $15.7 million, including accrued dividends, and recognized a gain of $4.6 million. The gain on the sale of the investment is included on the line "Other, net" in the "Other (income) expense" section of the unaudited condensed consolidated statements of operations. The Company's investment was $0.8 million and $11.9 million as of March 31, 2021 and December 31, 2020, respectively.

Note 14—Restructuring

During 2020, the Company performed an in-depth global review to help establish a more sustainable long-term cost structure. As a result, the Company plans to restructure its operations to optimize global commercial operations. The Company recognized a charge of approximately $4.4 million during the year ended December 31, 2020. These charges primarily related to severance, which was recorded on the line "Selling, general and administrative expenses" in the unaudited condensed consolidated statements of operations. During the three months ended March 31, 2021, the Company recorded a benefit of $0.4 million as a result of changes in estimates of severance accruals. In addition, approximately $0.6 million of severance payments were paid in the three months ended March 31, 2021. The remaining severance payments are expected to be paid in 2021. In addition to the restructuring charge recorded during 2020, the Company anticipates it will incur subsequent charges, which were not eligible for accrual at March 31, 2021, of approximately $1.1 million for additional costs related to the restructuring, which the Company expects to incur during 2021.

Following is the detail of the cash charges incurred by reporting segment:

	Total charges incurred	Total charges incurred through December 31, 2020	Total benefits recorded in the three months ended March 31, 2021
Americas	$0.7	$1.0	$(0.3)
EMEA	2.0	2.0	—
JAPIC	1.3	1.4	(0.1)
	$4.0	$4.4	$(0.4)
Following is an analysis of the activity related to the liability:

	Americas	EMEA	`	JAPIC	Total
Balance at January 1, 2021	$1.0	$2.0		$1.4	$4.4
Changes in estimate	(0.3)	—		(0.1)	(0.4)
Payments	(0.6)	—		—	(0.6)
Balance at March 31, 2021	$0.1	$2.0		$1.3	$3.4

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

The Company operates Nuvera Fuel Cells, LLC ("Nuvera"). Nuvera is an alternative-power technology company focused on the design, manufacture and sale of hydrogen fuel cell stacks and engines.
During 2020, broad measures taken by governments, businesses and others across the globe to limit the spread of novel coronavirus ("COVID-19") adversely affected the Company. The resulting significant decline in economic activity also reduced the demand for the Company's products and limited the availability of components from certain suppliers. Production was significantly reduced or suspended at the Company's Chinese and European facilities for certain periods during the first and second quarters of 2020. The Company also initiated several cost reduction measures designed to ease liquidity pressure. These cost containment actions included spending and travel restrictions, significant reductions in temporary personnel, furloughs, suspension of incentive compensation and profit sharing, benefit reductions and salary reductions. Effective January 1, 2021, the Company reinstated pre-pandemic salaries, benefits and incentive compensation programs. The cost containment actions associated with hiring, use of contract and temporary workers, travel and meetings, as well as other discretionary spending are continuing. These measures are expected to remain in place until market and economic uncertainty dissipates and results improve further, which the Company expects to occur over the course of 2021. In addition, the Company adjusted production levels in 2020 at its manufacturing plants to align more closely with the reduced levels of demand, and worked closely with suppliers to help ensure current needs were met while also promoting continuity as the market improved. However, despite these efforts, during the first quarter of 2021, the Company experienced further pandemic-related and other global supply chain constraints, component shortages, shipping container availability constraints and higher freight costs, as well as significant material cost inflation resulting from the accelerated pace of the market recovery, all of which have negatively impacted the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of Critical Accounting Policies and Estimates as disclosed on pages 15 through 17 in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Critical Accounting Policies and Estimates have not materially changed since December 31, 2020. See Note 2 to the unaudited condensed consolidated financial statements for a discussion of the new accounting pronouncements adopted on January 1, 2021.

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)
	MARCH 31
	2021	2020	% Change
Lift truck unit shipments (in thousands)
Americas	12.3	16.0	(23.1)%
EMEA	6.5	5.3	22.6%
JAPIC	3.5	2.0	75.0%
	22.3	23.3	(4.3)%
Revenues
Americas	$459.7	$550.7	(16.5)%
EMEA	170.7	152.1	12.2%
JAPIC	60.5	44.6	35.7%
Lift truck business	690.9	747.4	(7.6)%
Bolzoni	79.5	87.9	(9.6)%
Nuvera	—	1.4	(100.0)%
Eliminations	(38.2)	(51.0)	(25.1)%
	$732.2	$785.7	(6.8)%
Gross profit (loss)
Americas	$75.3	$99.7	(24.5)%
EMEA	23.5	19.3	21.8%
JAPIC	6.6	4.5	46.7%
Lift truck business	105.4	123.5	(14.7)%
Bolzoni	16.4	16.9	(3.0)%
Nuvera	(3.3)	(2.6)	(26.9)%
Eliminations	(0.1)	(1.1)	n.m.
	$118.4	$136.7	(13.4)%
Selling, general and administrative expenses
Americas	$60.7	$61.2	0.8%
EMEA	23.4	23.8	1.7%
JAPIC	9.1	10.5	13.3%
Lift truck business	93.2	95.5	2.4%
Bolzoni	15.6	14.2	(9.9)%
Nuvera	6.5	6.8	4.4%
	$115.3	$116.5	1.0%
Operating profit (loss)
Americas	$14.6	$38.5	(62.1)%
EMEA	0.1	(4.5)	n.m.
JAPIC	(2.5)	(6.0)	58.3%
Lift truck business	12.2	28.0	(56.4)%
Bolzoni	0.8	2.7	(70.4)%
Nuvera	(9.8)	(9.4)	(4.3)%
Eliminations	(0.1)	(1.1)	n.m.
	$3.1	$20.2	(84.7)%
Interest expense	$2.8	$4.3	34.9%
Other income	$(8.2)	$(3.8)	115.8%

	THREE MONTHS ENDED		Favorable / (Unfavorable)
	MARCH 31
	2021	2020	% Change
Net income (loss) attributable to stockholders
Americas	$9.5	$27.8	(65.8)%
EMEA	0.9	(3.1)	n.m.
JAPIC	(2.2)	(4.6)	52.2%
Lift truck business	8.2	20.1	(59.2)%
Bolzoni	0.6	2.7	(77.8)%
Nuvera	(3.8)	(6.7)	43.3%
Eliminations	0.6	(0.8)	n.m.
	$5.6	$15.3	(63.4)%
Diluted earnings per share	$0.33	$0.91	(63.7)%
Reported income tax rate	28.2%	20.8%
n.m. - not meaningful

Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of March 31, 2021, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED
	MARCH 31
	2021	2020
Unit backlog, beginning of period	40.6	41.2
Unit shipments	(22.3)	(23.3)
Unit bookings	42.4	19.4
Unit backlog, end of period	60.7	37.3
The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED
	MARCH 31
	2021	2020
Bookings, approximate sales value	$970	$500
Backlog, approximate sales value	$1,520	$960

First Quarter of 2021 Compared with First Quarter of 2020

The following table identifies the components of change in revenues for the first quarter of 2021 compared with the first quarter of 2020:

Revenues
2020	$785.7
Increase (decrease) in 2021 from:
Unit volume and product mix	(81.6)
Bolzoni revenues	(8.4)
Nuvera revenues	(1.4)
Price	(1.2)
Parts	(0.2)
Foreign currency	16.1
Eliminations	12.8
Other	10.4
2021	$732.2

Revenues decreased 6.8% to $732.2 million in the first quarter of 2021 from $785.7 million in the first quarter of 2020, mainly due to lower unit volumes, mainly in the Americas and at Bolzoni. The decrease was primarily due to COVID-19 pandemic-related global supply chain constraints and component shortages in the lift truck business and the continued lower economic activity at Bolzoni. The decrease in revenue was partially offset by favorable currency movements from the translation of sales into U.S. dollars and lower eliminations of intercompany sales.

Revenues in the Americas decreased in the first quarter of 2021 compared with the first quarter of 2020, primarily from lower unit volumes in all classes of lift trucks due to COVID-19 pandemic-related global supply chain constraints and component shortages.

EMEA's revenues increased mainly due to favorable foreign currency movements of $17.3 million from the translation of sales into U.S. dollars.

JAPIC's revenues increased primarily as a result of improved unit volumes and favorable foreign currency movements of $2.8 million, partially offset by a shift in sales to lower-priced lift trucks.

The decrease in Bolzoni's revenues was mainly due to lower sales from continued lower economic activity from the COVID-19 pandemic, partially offset by favorable foreign currency movements.

The following table identifies the components of change in operating profit for the first quarter of 2021 compared with the first quarter of 2020:

Operating Profit
2020	$20.2
Increase (decrease) in 2021 from:
Lift truck gross profit	(17.1)
Bolzoni operations	(1.9)
Nuvera operations	(0.4)
Lift truck selling, general and administrative expenses	2.3
2021	$3.1

The Company recognized operating profit of $3.1 million in the first quarter of 2021 compared with $20.2 million in the first quarter of 2020. The decrease in operating profit was mainly due to lower gross profit, primarily from lower unit volume due to COVID-19 pandemic-related supply constraints, mainly in the Americas, in addition to higher material and freight costs. The decline in gross profit was somewhat offset by favorable foreign currency movements and lower selling, general and administrative expenses in the lift truck business despite the add back of pre-pandemic employee-related salaries and benefits, including $9.0 million of incentive compensation, as the Company has continued certain cost containment actions to mitigate the impact of the COVID-19 pandemic.

Operating profit in the Americas decreased in the first quarter of 2021 compared with the first quarter of 2020 due to a significant decrease in gross profit partly offset by modestly lower operating expenses. Gross profit declined mainly due to lower unit volumes, material cost inflation and increased freight costs, as well as higher manufacturing costs resulting from inefficiencies associated with component shortages. A shift in mix to lower-margin products also contributed to the decrease in gross profit. Despite the reinstatement of pre-pandemic salaries and benefits, including $6.9 million of incentive compensation, ongoing cost containment actions resulted in a modest decrease in operating expenses compared with the prior year quarter.

EMEA recognized operating profit of $0.1 million in the first quarter of 2021 compared with an operating loss of $4.5 million in the first quarter of 2020 mainly as a result of improved gross profit from favorable foreign currency movements of $3.5 million.

JAPIC's operating loss decreased to $2.5 million in the first quarter of 2021 from $6.0 million in the first quarter of 2020 primarily due to improved gross profit from higher unit volume and favorable foreign currency movements of $2.4 million and lower selling, general and administrative expenses.

Operating profit at Bolzoni decreased to $0.8 million in the first quarter of 2021 compared with $2.7 million in the first quarter of 2020 mainly from higher selling, general and administrative expenses and lower gross profit.

The Company recognized net income attributable to stockholders of $5.6 million in the first quarter of 2021 compared with $15.3 million in the first quarter of 2020. The decrease was primarily the result of lower operating profit. This was partially offset by a $4.6 million gain related to the sale of the Company's preferred shares of OneH2 in the first quarter of 2021, as well as favorable mark-to-market adjustments on an equity investment in a third-party and lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2021	2020	Change
Operating activities:
Net income	$6.1	$15.6	$(9.5)
Depreciation and amortization	11.7	10.4	1.3
Gain on sale of investment	(4.6)	—	(4.6)
Dividends from unconsolidated affiliates	5.5	7.3	(1.8)
Working capital changes	(56.7)	(81.5)	24.8
Other	(9.1)	2.5	(11.6)
Net cash used for operating activities	(47.1)	(45.7)	(1.4)
Investing activities:
Expenditures for property, plant and equipment	(7.7)	(17.6)	9.9
Proceeds from the sale of assets	1.5	0.2	1.3
Proceeds from the sale of investment	15.7	—	15.7
Net cash provided by (used for) investing activities	9.5	(17.4)	26.9
Cash flow before financing activities	$(37.6)	$(63.1)	$25.5

Net cash used for operating activities increased $1.4 million in the first three months of 2021 compared with the first three months of 2020, primarily as a result of lower net income, the impact of currency translation included in "Other" and the gain on the sale of the Company's preferred share investment in OneH2, partially offset by the change in working capital items. The change in working capital was mainly due to significantly lower payments of employee-related compensation in the first quarter of 2021 compared with the first quarter of 2020 due to the Company's cost containment actions in 2020. This was partially offset by higher inventory levels in the first quarter of 2021 resulting from COVID-19 pandemic-related global supply chain constraints and component shortages.

The change in net cash provided by (used for) investing activities during the first three months of 2021 compared with the first three months of 2020 is due to the proceeds from the sale of preferred shares of OneH2 for $15.7 million and lower capital expenditures in 2021.

	2021	2020	Change
Financing activities:
Net increase (decrease) of long-term debt and revolving credit agreements	$(2.7)	$58.5	$(61.2)
Cash dividends paid	(5.3)	(5.3)	—
Other	—	(0.1)	0.1
Net cash provided by (used for) financing activities	$(8.0)	$53.1	$(61.1)

Net cash provided by (used for) financing activities decreased $61.1 million in the first three months of 2021 compared with the first three months of 2020. The decrease was primarily related to lower borrowings on the Facility (as defined below) in the first three months of 2021 compared with the first three months of 2020.

Financing Activities

The Company has a $240.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in April 2022. There were no borrowings outstanding under the Facility at March 31, 2021. The availability under the Facility at March 31, 2021 was $235.5 million, which reflects reductions of $4.5 million for letters of credit and other restrictions. As of March 31, 2021, the Facility consisted of a U.S. revolving credit facility of $150.0 million and a non-U.S. revolving credit facility of $90.0 million. The obligations under the Facility are generally secured by a first lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory (the "Facility Collateral") and a second lien on the Term Loan Collateral (defined below). The approximate book value of assets held as collateral under the Facility was $950 million as of March 31, 2021.

Borrowings bear interest at a floating rate based on a base rate or LIBOR, as defined in the Facility, plus an applicable margin. The applicable margins, as of March 31, 2021, for U.S. base rate loans and LIBOR loans were 0.25% and 1.25%, respectively. The applicable margin, as of March 31, 2021, for non-U.S. base rate loans and LIBOR loans was 1.25%. The Facility also required the payment of a fee of 0.25% per annum on the unused commitments as of March 31, 2021.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as set forth in the Facility, and limits the payment of dividends. If average availability for both total and U.S. revolving credit facilities, on a pro forma basis, is greater than 15% and less than or equal to 20%, the Company may pay dividends subject to achieving a minimum Fixed Charge Coverage Ratio of 1.00 to 1.00, as defined in the Facility. If the average availability is greater than 20% for both total and U.S. revolving credit facilities, on a pro forma basis, the Company may pay dividends without any minimum Fixed Charge Coverage Ratio requirement. The Facility also requires the Company to achieve a minimum Fixed Charge Coverage Ratio in certain circumstances in which total excess availability is less than 10% of the total commitments under the Facility or excess availability under the U.S. revolving credit facility is less than 10% of the U.S. revolver commitments, as defined in the Facility. At March 31, 2021, the Company was in compliance with the covenants in the Facility.

The Company also has a $200.0 million term loan (the "Term Loan"), which matures in May 2023. The Term Loan requires quarterly principal payments on the last business day of each March, June, September and December in an amount equal to $2.5 million. The final principal repayment is due on May 30, 2023. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At March 31, 2021, there was $162.5 million of principal outstanding under the Term Loan which has been reduced in the unaudited condensed consolidated balance sheet by $1.7 million for discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property (collectively, the "Term Loan Collateral") and a second priority lien on the Facility Collateral. The approximate book value of assets held as collateral under the Term Loan was $640 million as of March 31, 2021.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin, as provided in the Term Loan, is 2.25% for base rate loans and 3.25% for Eurodollar loans. The interest rate on the amount outstanding under the Term Loan at March 31, 2021 was 3.36%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of regularly scheduled dividends and other restricted payments to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 1.75 to 1.00 at the time of the payment. At March 31, 2021, the Company was in compliance with the covenants in the Term Loan.

The Company had other debt outstanding, excluding finance leases, of approximately $97.2 million at March 31, 2021. In addition to the excess availability under the Facility of $235.5 million, the Company had remaining availability of $29.8 million related to other non-U.S. revolving credit agreements.

The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in April 2022.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2020, there have been no significant changes in the total amount of the Company's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on pages 23 and 24 in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Three Months Ended March 31, 2021	Planned for Remainder of 2021	Planned 2021 Total	Actual 2020
Lift truck business	$6.2	$47.8	$54.0	$44.2
Bolzoni	1.3	9.5	10.8	5.3
Nuvera	0.2	3.0	3.2	2.2
	$7.7	$60.3	$68.0	$51.7

Planned expenditures for the remainder of 2021 are primarily for product development, improvements to information technology infrastructure, improvements at manufacturing locations and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	MARCH 31 2021	DECEMBER 31 2020	Change
Cash and cash equivalents	$103.0	$151.4	$(48.4)
Other net tangible assets	630.8	615.7	15.1
Intangible assets	55.2	58.5	(3.3)
Goodwill	112.2	114.7	(2.5)
Net assets	901.2	940.3	(39.1)
Total debt	(285.4)	(289.2)	3.8
Total equity	$615.8	$651.1	$(35.3)
Debt to total capitalization	32%	31%	1%

BUSINESS PROSPECTS

Lift truck markets grew significantly faster than anticipated during the 2021 first quarter, with markets ending the quarter substantially higher than pre-pandemic levels. Excluding China, where the market increased more than 130% over the 2020 first quarter when China was the most affected by pandemic-related shutdowns, the global lift truck market increased 46% compared with the first quarter of 2020. Compared to the fourth quarter of 2020, the global lift truck market, including China, increased 20% in the 2021 first quarter driven by a 24.2% increase in EMEA, a 23.9% increase in the Americas and a 17.7% increase in China. The market improvements over the fourth quarter and the Company's share gain programs translated into a substantial increase in the Company's 2021 first quarter bookings and into market share improvements in the Americas, EMEA, Asia and India markets.

Market growth for the remainder of the year is expected to moderate from the high growth rates of the 2021 first quarter. In addition, the Company is anticipating a slowdown of bookings in the 2021 second quarter as price increases are implemented to mitigate the impact of material and freight cost inflation. Nevertheless, the Company continues to expect increased bookings for the 2021 full year compared with the low levels in 2020, as a result of anticipated continued market growth and the strategic projects which the Company continues to pursue at each of its businesses to enhance market share. These strategic projects gained traction in the first quarter, although definitive time frames for achieving full share gain results are still uncertain due both to the timing of the full impact of the strategic projects and the continuing financial impact of the pandemic and subsequent pandemic-related supply chain and cost challenges.

Until COVID-19 cases are consistently at safe low levels, the Company plans to continue to maintain procedures designed to limit the exposure of employees to the spread of COVID-19. At the same time, the Company and its employees remain committed to meeting the needs of dealers and end customers by ensuring they receive equipment, parts and services in a timely manner to the degree reasonably possible.

While recent market and bookings activity are strong and while growth since the 2020 second quarter shutdowns has been better than expected, the level of future bookings and the resulting shipments are still uncertain. Overall, the Company continues to operate on the assumption that the economic and market environment will remain difficult in 2021 until COVID-19 vaccinations and alternative therapies are fully implemented, cases decrease to substantially lower levels and related supply chain issues are resolved.

Early in 2020, the Company put in place plans to mitigate the impact of declining markets and bookings and the consequential impact of reduced manufacturing activity from pandemic-related shutdowns by initiating cost reduction measures. These measures included spending and travel restrictions, significant reductions in temporary personnel, furloughs, salary reductions and suspension of other benefits, including incentive compensation. Effective January 1, 2021, the Company reinstated pre-pandemic salaries, benefits and incentive compensation programs. The other cost containment actions are continuing, and are expected to remain in place until market and economic uncertainty dissipates and results improve further, which the Company expects to occur over the course of 2021.

In the 2020 fourth quarter, the Company restructured some of its operations to create a more sustainable long-term cost structure. The Company anticipates it will incur charges of approximately $1.1 million in 2021 for additional costs related to this restructuring. Estimated benefits from this restructuring program are expected to be approximately $10.4 million annually beginning in 2022.

The Company adjusted production levels at its manufacturing plants early in 2020 to align them more closely with the lower market demand and target bookings levels and had been building backlog levels up moderately throughout the second half of the year and the 2021 first quarter. Given the strong bookings in the fourth and first quarters, and backlog levels at historic highs, higher build rates at first appeared reasonable for 2021, but as a result of continuing supply chain and logistics constraints the Company has not achieved even the production levels originally planned for the 2021 first quarter. These production headwinds are expected to continue to present significant challenges for production in the second and third quarters of 2021, although the Company is hopeful that these challenges will abate and production levels will be able to be increased above previously planned rates in the second half of the year. Significant material cost inflation and higher freight costs are also expected to continue into the second and third quarters, and the non-renewal of tariff exclusions is also expected to affect the cost of components in the second half of 2021. The Company has announced and implemented price increases to moderate the effect of material cost inflation but many of the orders in the backlog do not reflect these price increases. As a result, the Company expects to experience margin pressure throughout 2021 due to the lag between when price increases went into effect and when they are fully realized since customer orders in the backlog are generally price protected. The Company will continue to work closely with suppliers to advance component supply levels and increase its production levels. The Company anticipates that commodity costs will continue to increase as the year progresses, although these costs, particularly for steel, remain volatile and sensitive to changes in the global economy and to tariffs. The Company will continue to monitor potential future supply costs and tariffs closely and adjust pricing accordingly.

Despite the above factors, the Company expects operating profit and net income in the second quarter of 2021 to be significantly higher than the very low second-quarter 2020 and first-quarter 2021 results as supply chain constraints are expected to moderate modestly. This increase in expected operating profit would be the result of expected increased unit shipments and an anticipated favorable currency impact based on current currency rates partially offset by expected material and freight cost inflation, as well as the elimination of certain cost containment measures, including the reinstatement of incentive compensation plans in 2021 that were suspended in 2020.

While the Company's expectations for the 2021 second quarter have been based on the most recent information available, past quarters have shown that the effects of the pandemic on the economic and lift truck market environments can change expectations rapidly. Further shutdowns or supplier shortages could occur. Lockdown measures are still in place in a number of

European countries to mitigate the spread of the COVID-19 virus, and similar actions could be taken by other countries. At this time, the lockdown measures in place have not required closure of the Company's plants. The Company is monitoring this situation, including by closely monitoring a number of suppliers based in areas where COVID-19 cases are high. Hyster-Yale is prepared to take further action if necessary to maintain the health and safety of its global employees and to address additional production and supply chain issues which may develop. More broadly, as a result, pandemic-related uncertainty and its effect on the supply chain continue to limit the Company's ability to forecast bookings and shipment levels for the remaining 2021 quarters.

Looking to the future, in the context of an improving bookings trend, the Company expects to increase its investment in working capital and other expenditures to support growth in its business. Capital expenditures are expected to be approximately $68 million in 2021. While the Company expects to make these substantial additional investments in the business during 2021, maintaining liquidity also continues to be a priority. At March 31, 2021, the Company's cash on hand was $103.0 million and debt was $285.4 million compared with cash on hand of $151.4 million and debt of $289.2 million at December 31, 2020. In addition, as of March 31, 2021, the Company had unused borrowing capacity of approximately $265.3 million under existing revolving credit facilities, compared with $266.4 million at December 31, 2020.

Despite the potential volatility of near-term economic activity, the Company continues to execute its long-term strategy by focusing on advancing its key strategic initiatives. Collectively, the key projects underlying its strategic initiatives are expected to have a transformational impact on the Company’s competitiveness, market position and economic performance. While essentially all of the projects required to execute these initiatives continue to move forward, in the context of the COVID-19 pandemic, the pace of certain projects has been given greater emphasis than others. In addition, certain accelerated projects have experienced delays as a result of the impact of pandemic-related challenges.

At Lift Truck, product projects are expected to lay the groundwork for enhanced market position by providing lower cost of ownership and enhanced productivity for the Company’s customers. While the Company continues to introduce a number of new products during this period, the primary focus is on a new set of modular and scalable product families covering both internal combustion engine and electric trucks designed to provide customers with enhanced flexibility for meeting their application needs in addition to the benefit of lowest total cost of ownership. The introduction of the first of these new modular products, the standard version of the 2-to-3 ton internal combustion engine lift truck for the EMEA market, was launched in April 2021. These new EMEA trucks have been very well-received and the launch of this new range of the 2-to-3 ton counterbalanced trucks to other markets is expected to continue throughout 2021 and the early part of 2022.

The introduction of these new products has led to, and will continue to lead to, significant changes in supply chain sourcing and in the Company’s various manufacturing facilities around the world as certain products are moved between plants. Consolidated component volume sourced globally from reliable partners is expected to reduce long-term costs and improve quality as these new products are brought to market over time. Lift Truck’s largest manufacturing facilities, its Berea, Craigavon and Fuyang plants, are undergoing significant changes to accommodate these new products and significant investments are being made to expand the Berea and Craigavon plants. Further, the Company has accelerated plans to move certain production locations to provide permanent structural changes designed to reduce costs and optimize its manufacturing footprint.

The Company believes the modular nature of the new products being introduced will enhance its ability to meet customer needs at the lowest cost, and with more specificity, both at the industry level and at the individual customer level. To capitalize on this capability, the Company has accelerated its focus on implementing comprehensive industry strategies and investing in industry-focused sales capabilities to support its dealers. Given the COVID-19 environment, the Company has also focused on enhancing its remote selling capabilities through technology and IT enhancements.

Bolzoni continues to focus on implementing its "One Company - 3 Brands" organizational approach to help streamline corporate operations and strengthen its North America and JAPIC commercial operations. Bolzoni is also focused on increasing its Americas business and strengthening its ability to serve industries in the North America market by introducing a broader range of locally produced attachments with shorter lead times to serve its customer base and through continuing to sell cylinders and various other components produced in its Sulligent, Alabama plant.

Nuvera continues to focus on serving heavy-duty applications, particularly bus and truck applications, with its 45kW and 60kW engines, which were both released for sale late in 2020. As a result of these milestones, Nuvera has accelerated the 45kW and 60kW engine commercialization operations for the global market and is focusing on ramping up demonstrations, quotes and bookings of these products in 2021. Nuvera also continues to focus on the forklift truck market.

The Company believes it is at an inflection point in its businesses as a result of the momentum of its strategic projects as they move to full implementation. While these initiatives may reduce the Company's near-term financial results, they are expected to position the Company with enhanced market position as market and component supply conditions return to more normal levels.

Nevertheless, the Company recognizes that the timing and shape of the market recovery remains uncertain, and it will continue to maintain its contingency plans which are designed to respond appropriately and with agility to changing conditions. Once the COVID-19 pandemic and its resulting effects have abated and markets have returned to normal, the Company believes the full impact of these projects will lead to significant profitability improvements for a number of years into the future.

In summary, the Company's strategy for the longer term is clear and transformative. Key projects, as well as explicit objectives for Lift Truck, Bolzoni and Nuvera businesses, support this long-term strategy, but nearer-term prospects, particularly in 2021, are uncertain as a result of a number of abnormal, largely external, influences. These influences include the direct impact of the COVID-19 pandemic on some markets, suppliers' manufacturing levels around the world and logistics issues, which collectively create supply and cost challenges, as well as the timing of adoption rates for key fuel cell market segments. Importantly, however, the Company has a record lift truck backlog and a strong current booking environment. Future increased shipment opportunities are very significant. However, when these increases will occur, given the supply and logistics challenges, is difficult to forecast.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) delays in delivery, and other supply chain disruptions, or increases in costs, including materials and transportation costs, shortages, the imposition of tariffs, or the renewal of tariff exclusions, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (2) the duration and severity of the COVID-19 pandemic, any preventive or protective actions taken by governmental authorities, the effectiveness of actions taken globally to contain or mitigate its effects, and any unfavorable effects of the COVID-19 pandemic on either the Company's or its suppliers plants' capabilities to produce and ship products if COVID-19 continues to spread or quarantines are re-established, (3) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, including any reduction in demand as a result of a COVID-19 triggered economic recession, (4) the ability of the Company and its dealers, suppliers and end-users to access credit in the current economic environment, or obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (5) delays in manufacturing and delivery schedules, (6) the successful commercialization of Nuvera's technology, (7) customer acceptance of pricing, (8) the political and economic uncertainties in the countries where the Company does business, (9) exchange rate fluctuations and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (10) bankruptcy of or loss of major dealers, retail customers or suppliers, (11) customer acceptance of, changes in the costs of, or delays in the development of new products, (12) introduction of new products by, or more favorable product pricing offered by, competitors, (13) product liability or other litigation, warranty claims or returns of products, (14) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (15) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, and (16) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation the entry into new trade agreements and the imposition of tariffs and/or economic sanctions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 27 and 28 and F-23 through F-26 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the Company's derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2020.

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

Changes in internal control over financial reporting: During the first quarter of 2021, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1    Legal Proceedings
    None
Item 1A     Risk Factors
There have been no material changes from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 in the Section entitled "Risk Factors."
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
    None
Item 3    Defaults Upon Senior Securities
    None
Item 4    Mine Safety Disclosures
    Not applicable
Item 5    Other Information
    None
Item 6    Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number*	Description of Exhibits

10.1	Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2021) is attached hereto
10.2
Amendment No. 2 to the Hyster-Yale Group, Inc. Executive Excess Retirement Plan (As Amended and Restated as of January 1, 2016) is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated January 21, 2021, Commission File Number 000-54799

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL and contained in Exhibit 101
* Numbered in accordance with Item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.

Date:	May 4, 2021	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)