Form 10-Q
period 2021-06-30
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2021-08-03
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at July 30, 2021: 12,978,326
Number of shares of Class B Common Stock outstanding at July 30, 2021: 3,842,535

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2021	DECEMBER 31 2020
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$87.5	$151.4
Accounts receivable, net	470.4	412.1
Inventories, net	678.0	509.4
Prepaid expenses and other	54.1	56.8
Total Current Assets	1,290.0	1,129.7
Property, Plant and Equipment, Net	337.8	340.4
Intangible Assets, Net	54.5	58.5
Goodwill	113.7	114.7
Deferred Income Taxes	31.4	24.4
Investment in Unconsolidated Affiliates	66.9	80.2
Other Non-current Assets	96.9	111.6
Total Assets	$1,991.2	$1,859.5
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$486.8	$412.0
Accounts payable, affiliates	15.7	16.1
Revolving credit facilities	2.1	0.7
Current maturities of long-term debt	76.3	82.4
Accrued payroll	58.7	46.1
Deferred revenue	45.0	41.7
Other current liabilities	178.5	156.9
Total Current Liabilities	863.1	755.9
Long-term Debt	267.3	206.1
Self-insurance Liabilities	33.5	30.2
Pension Obligations	12.8	19.8
Deferred Income Taxes	14.2	14.9
Other Long-term Liabilities	170.3	181.5
Total Liabilities	1,361.2	1,208.4
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 12,973,367 shares outstanding (2020 - 12,956,301 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,842,936 shares outstanding (2020 - 3,849,136 shares outstanding)	0.1	0.1
Capital in excess of par value	315.5	312.6
Treasury stock	(5.2)	(6.0)
Retained earnings	440.0	443.2
Accumulated other comprehensive loss	(155.3)	(133.1)
Total Stockholders' Equity	595.2	616.9
Noncontrolling Interests	34.8	34.2
Total Equity	630.0	651.1
Total Liabilities and Equity	$1,991.2	$1,859.5

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2021	2020	2021	2020
	(In millions, except per share data)
Revenues	$765.6	$654.4	$1,497.8	$1,440.1
Cost of sales	649.2	550.8	1,263.0	1,199.8
Gross Profit	116.4	103.6	234.8	240.3
Operating Expenses
Selling, general and administrative expenses	110.5	94.9	225.8	211.4
Operating Profit	5.9	8.7	9.0	28.9
Other (income) expense
Interest expense	3.8	3.3	6.6	7.6
Income from unconsolidated affiliates	(3.6)	(0.8)	(5.6)	(2.4)
Other, net	5.8	4.5	(0.4)	2.3
	6.0	7.0	0.6	7.5
Income (Loss) Before Income Taxes	(0.1)	1.7	8.4	21.4
Income tax provision (benefit)	(2.4)	(2.3)	—	1.8
Net Income	2.3	4.0	8.4	19.6
Net income attributable to noncontrolling interests	(0.4)	(0.4)	(0.9)	(0.7)
Net Income Attributable to Stockholders	$1.9	$3.6	$7.5	$18.9

Basic Earnings per Share	$0.11	$0.21	$0.45	$1.13
Diluted Earnings per Share	$0.11	$0.21	$0.45	$1.13

Dividends per Share	$0.3175	$0.3175	$0.6350	$0.6350

Basic Weighted Average Shares Outstanding	16.815	16.787	16.813	16.753
Diluted Weighted Average Shares Outstanding	16.860	16.795	16.851	16.791

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2021	2020	2021	2020
	(In millions)
Net Income	$2.3	$4.0	$8.4	$19.6
Other comprehensive income (loss)
Foreign currency translation adjustment	12.0	8.3	(12.8)	(17.2)
Current period cash flow hedging activity	5.0	7.9	(9.3)	(14.6)
Reclassification of hedging activities into earnings	(1.7)	5.4	(2.3)	8.4
Reclassification of pension into earnings	1.1	0.9	2.2	1.8
Comprehensive Income (Loss)	$18.7	$26.5	$(13.8)	$(2.0)
Other comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests	(0.4)	(0.4)	(0.9)	(0.7)
Foreign currency translation adjustment attributable to noncontrolling interests	(0.9)	0.2	0.1	0.9
Comprehensive Income (Loss) Attributable to Stockholders	$17.4	$26.3	$(14.6)	$(1.8)

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2021	2020
	(In millions)
Operating Activities
Net income	$8.4	$19.6
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	23.3	20.8
Amortization of deferred financing fees	2.4	0.9
Deferred income taxes	(4.2)	2.4
Gain on the sale of investment	(4.6)	—
Stock-based compensation	3.7	0.6
Dividends from unconsolidated affiliates	5.5	7.3
Other non-current liabilities	(4.3)	(8.8)
Other	(9.0)	12.2
Working capital changes:
Accounts receivable	(56.7)	35.0
Inventories	(172.4)	30.9
Other current assets	(12.8)	(9.6)
Accounts payable	78.9	(58.2)
Other current liabilities	41.1	(65.1)
Net cash used for operating activities	(100.7)	(12.0)
Investing Activities
Expenditures for property, plant and equipment	(18.1)	(29.9)
Proceeds from the sale of assets	3.2	6.6
Proceeds from the sale of investment	15.7	—
Net cash provided by (used for) investing activities	0.8	(23.3)
Financing Activities
Additions to long-term debt	84.7	47.9
Reductions of long-term debt	(30.1)	(41.1)
Net change to revolving credit agreements	1.4	38.6
Cash dividends paid	(10.7)	(10.6)
Cash dividends paid to noncontrolling interest	(0.2)	(0.3)
Financing fees paid	(7.6)	—
Purchase of treasury stock	—	(0.1)
Net cash provided by financing activities	37.5	34.4
Effect of exchange rate changes on cash	(1.5)	(3.2)
Cash and Cash Equivalents
Decrease for the period	(63.9)	(4.1)
Balance at the beginning of the period	151.4	64.6
Balance at the end of the period	$87.5	$60.5

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance, March 31, 2020	$0.1	$0.1	$(7.6)	$313.2	$437.4	$(118.4)	$(38.0)	$(76.4)	$510.4	$32.3	$542.7
Stock-based compensation	—	—	—	0.3	—	—	—	—	0.3	—	0.3
Stock issued under stock compensation plans	—	—	0.4	(0.4)	—	—	—	—	—	—	—
Net income	—	—	—	—	3.6	—	—	—	3.6	0.4	4.0
Cash dividends	—	—	—	—	(5.3)	—	—	—	(5.3)	(0.3)	(5.6)
Current period other comprehensive income	—	—	—	—	—	8.3	7.9	—	16.2	—	16.2
Reclassification adjustment to net income	—	—	—	—	—	—	5.4	0.9	6.3	—	6.3
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance, June 30, 2020	$0.1	$0.1	$(7.2)	$313.1	$435.7	$(110.1)	$(24.7)	$(75.5)	$531.5	$32.2	$563.7

Balance, March 31, 2021	$0.1	$0.1	$(5.5)	$315.6	$443.5	$(82.4)	$(2.4)	$(86.9)	$582.1	$33.7	$615.8
Stock-based compensation	—	—	—	0.2	—	—	—	—	0.2	—	0.2
Stock issued under stock compensation plans	—	—	0.3	(0.3)	—	—	—	—	—	—	—
Net income	—	—	—	—	1.9	—	—	—	1.9	0.4	2.3
Cash dividends	—	—	—	—	(5.4)	—	—	—	(5.4)	(0.2)	(5.6)
Current period other comprehensive income	—	—	—	—	—	12.0	5.0	—	17.0	—	17.0
Reclassification adjustment to net income	—	—	—	—	—	—	(1.7)	1.1	(0.6)	—	(0.6)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	0.9	0.9
Balance, June 30, 2021	$0.1	$0.1	$(5.2)	$315.5	$440.0	$(70.4)	$0.9	$(85.8)	$595.2	$34.8	$630.0

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance, December 31, 2019	$0.1	$0.1	$(15.9)	$321.3	$427.4	$(92.9)	$(18.5)	$(77.3)	$544.3	$32.7	$577.0
Stock-based compensation	—	—	—	0.6	—	—	—	—	0.6	—	0.6
Stock issued under stock compensation plans	—	—	8.8	(8.8)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	18.9	—	—	—	18.9	0.7	19.6
Cash dividends	—	—	—	—	(10.6)	—	—	—	(10.6)	(0.3)	(10.9)
Current period other comprehensive loss	—	—	—	—	—	(17.2)	(14.6)	—	(31.8)	—	(31.8)
Reclassification adjustment to net income	—	—	—	—	—	—	8.4	1.8	10.2	—	10.2
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Balance, June 30, 2020	$0.1	$0.1	$(7.2)	$313.1	$435.7	$(110.1)	$(24.7)	$(75.5)	$531.5	$32.2	$563.7

Balance, December 31, 2020	$0.1	$0.1	$(6.0)	$312.6	$443.2	$(57.6)	$12.5	$(88.0)	$616.9	$34.2	$651.1
Stock-based compensation	—	—	—	3.7	—	—	—	—	3.7	—	3.7
Stock issued under stock compensation plans	—	—	0.8	(0.8)	—	—	—	—	—	—	—
Net income	—	—	—	—	7.5	—	—	—	7.5	0.9	8.4
Cash dividends	—	—	—	—	(10.7)	—	—	—	(10.7)	(0.2)	(10.9)
Current period other comprehensive loss	—	—	—	—	—	(12.8)	(9.3)	—	(22.1)	—	(22.1)
Reclassification adjustment to net income	—	—	—	—	—	—	(2.3)	2.2	(0.1)	—	(0.1)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, June 30, 2021	$0.1	$0.1	$(5.2)	$315.5	$440.0	$(70.4)	$0.9	$(85.8)	$595.2	$34.8	$630.0

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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

The Company operates Bolzoni S.p.A. ("Bolzoni"). Bolzoni is a leading worldwide producer and distributor of attachments, forks and lift tables marketed under the Bolzoni®, Auramo® and Meyer® brand names. Bolzoni products are manufactured in the United States, Italy, China, Germany and Finland. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift truck attachments and industrial material handling.

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

During 2020, broad measures taken by governments, businesses and others across the globe to limit the spread of novel coronavirus ("COVID-19") adversely affected the Company. The resulting significant decline in economic activity also reduced the demand for the Company's products and limited the availability of components from certain suppliers. Production was significantly reduced or suspended at the Company's Chinese and European facilities for certain periods during the first and second quarters of 2020. The Company also initiated several cost reduction measures designed to ease liquidity pressure. These cost containment actions included spending and travel restrictions, significant reductions in temporary personnel, furloughs, suspension of incentive compensation and profit sharing, benefit reductions and salary reductions. Effective January 1, 2021, the Company reinstated pre-pandemic salaries, benefits and incentive compensation programs. The cost containment actions associated with hiring, use of contract and temporary workers, travel and meetings, as well as other discretionary spending are continuing. These measures are expected to remain in place until market and economic uncertainty dissipates and results improve. In addition, the Company adjusted production levels in 2020 at its manufacturing plants to align more closely with the reduced levels of demand, and worked closely with suppliers to help ensure current needs were met while also promoting continuity as the market improved. However, despite these efforts, during the second quarter and first six months of 2021, the Company experienced further pandemic-related and other global supply chain constraints, component shortages, shipping container availability constraints and higher freight costs, as well as significant material cost inflation resulting from the accelerated pace of the market recovery, all of which have negatively impacted the Company.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2021 and the results of its operations and changes in equity for the three and six months ended June 30, 2021 and 2020, and the results of its cash flows for the six months ended June 30, 2021 and 2020 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

The accompanying unaudited condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information or notes required by GAAP for complete financial statements.

Note 2—Recently Issued Accounting Standards

The following table provides a brief description of recent accounting standard updates ("ASU") adopted January 1, 2021. The adoption of these standards did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

Standard	Description
ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes	The guidance eliminates certain exceptions to the income tax guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.
ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815	The guidance clarifies certain interactions between the guidance to account for certain equity securities and investments under the equity method of accounting.
The following table provides a brief description of ASUs not yet adopted:

Standard	Description	Required Date of Adoption	Effect on the financial statements or other significant matters
ASU 2020-04, Reference Rate Reform (Topic 848)	The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	From the date of issuance through December 31, 2022	The Company is currently evaluating the guidance and the effect on its financial position, results of operations, cash flows and related disclosures.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the three and six months ended June 30, 2021 and 2020, respectively.

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

	THREE MONTHS ENDED
	JUNE 30, 2021
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$218.0	$140.4	$56.6	$—	$—	$—	$415.0
Direct customer sales	115.8	1.5	—	—	—	—	117.3
Aftermarket sales	114.3	26.8	8.1	—	—	—	149.2
Other	31.0	6.4	0.3	84.8	0.3	(38.7)	84.1
Total Revenues	$479.1	$175.1	$65.0	$84.8	$0.3	$(38.7)	$765.6
	THREE MONTHS ENDED
	JUNE 30, 2020
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$210.4	$96.5	$40.0	$—	$—	$—	$346.9
Direct customer sales	121.0	2.3	—	—	—	—	123.3
Aftermarket sales	93.3	17.6	7.3	—	—	—	118.2
Other	30.1	3.7	0.7	64.2	0.7	(33.4)	66.0
Total Revenues	$454.8	$120.1	$48.0	$64.2	$0.7	$(33.4)	$654.4
	SIX MONTHS ENDED
	JUNE 30, 2021
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$438.7	$277.2	$109.2	$—	$—	$—	$825.1
Direct customer sales	218.2	3.4	—	—	—	—	221.6
Aftermarket sales	223.1	53.7	15.9	—	—	—	292.7
Other	58.8	11.5	0.4	164.3	0.3	(76.9)	158.4
Total Revenues	$938.8	$345.8	$125.5	$164.3	$0.3	$(76.9)	$1,497.8

	SIX MONTHS ENDED
	JUNE 30, 2020
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$497.7	$217.1	$77.2	$—	$—	$—	$792.0
Direct customer sales	255.7	6.0	—	—	—	—	261.7
Aftermarket sales	198.4	41.0	14.4	—	—	—	253.8
Other	53.7	8.1	1.0	152.1	2.1	(84.4)	132.6
Total Revenues	$1,005.5	$272.2	$92.6	$152.1	$2.1	$(84.4)	$1,440.1

Dealer sales are recognized when the Company transfers control based on the shipping terms of the contract, which is generally when the truck is shipped from the manufacturing facility to the dealer. The majority of direct customer sales are to National Account customers. In these transactions, the Company transfers control and recognizes revenue when it delivers the product to the customer according to the terms of the contract. Aftermarket sales represent parts sales, extended warranty and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract, which reflects the costs to perform under these contracts and corresponds with, and thereby depicts, the transfer of control to the customer. Bolzoni revenue from external customers is primarily the sale of attachments to customers. In these transactions, the Company transfers control and recognizes revenue according to the shipping terms of the contract. In the United States, Bolzoni also has revenue for sales of lift truck components to Lift Truck plants. Nuvera's revenues include development funding from third-party development agreements and the sale of fuel cell stacks and engines to third parties and to Lift Truck. In all revenue transactions, the Company receives cash equal to the invoice price and amount of consideration received and the revenue recognized may vary with changes in marketing incentives. Intercompany revenues between Bolzoni, Nuvera and the lift truck business have been eliminated.

Deferred Revenue: The Company defers revenue for transactions that have not met the criteria for recognition at the time payment is collected, including extended warranties and maintenance contracts. In addition, for certain products, services and customer types, the Company collects payment prior to the transfer of control to the customer.

Deferred Revenue
Balance, December 31, 2020	$70.5
Customer deposits and billings	23.8
Revenue recognized	(23.1)
Foreign currency effect	(0.1)
Balance, June 30, 2021	$71.1

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

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2021	2020	2021	2020
Revenues from external customers
Americas	$479.1	$454.8	$938.8	$1,005.5
EMEA	175.1	120.1	345.8	272.2
JAPIC	65.0	48.0	125.5	92.6
Lift truck business	719.2	622.9	1,410.1	1,370.3
Bolzoni	84.8	64.2	164.3	152.1
Nuvera	0.3	0.7	0.3	2.1
Eliminations	(38.7)	(33.4)	(76.9)	(84.4)
Total	$765.6	$654.4	$1,497.8	$1,440.1
Gross profit (loss)
Americas	$70.4	$74.9	$145.7	$174.6
EMEA	26.6	15.7	50.1	35.0
JAPIC	6.2	4.2	12.8	8.7
Lift truck business	103.2	94.8	208.6	218.3
Bolzoni	15.8	11.5	32.2	28.4
Nuvera	(2.5)	(3.2)	(5.8)	(5.8)
Eliminations	(0.1)	0.5	(0.2)	(0.6)
Total	$116.4	$103.6	$234.8	$240.3

Operating profit (loss)
Americas	$13.6	$23.3	$28.2	$61.8
EMEA	3.7	(2.8)	3.8	(7.3)
JAPIC	(1.9)	(3.5)	(4.4)	(9.5)
Lift truck business	15.4	17.0	27.6	45.0
Bolzoni	(0.4)	(0.5)	0.4	2.2
Nuvera	(9.0)	(8.3)	(18.8)	(17.7)
Eliminations	(0.1)	0.5	(0.2)	(0.6)
Total	$5.9	$8.7	$9.0	$28.9
Net income (loss) attributable to stockholders
Americas	$5.0	$13.5	$14.5	$41.3
EMEA	3.9	(1.5)	4.8	(4.6)
JAPIC	0.4	(1.1)	(1.8)	(5.7)
Lift truck business	9.3	10.9	17.5	31.0
Bolzoni	(0.6)	(0.6)	—	2.1
Nuvera	(6.6)	(5.8)	(10.4)	(12.5)
Eliminations	(0.2)	(0.9)	0.4	(1.7)
Total	$1.9	$3.6	$7.5	$18.9

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

A reconciliation of the consolidated federal statutory rate to the reported income tax rate is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2021	2020	2021	2020
Income (loss) before income taxes	$(0.1)	$1.7	$8.4	$21.4
Statutory taxes (21%)	$—	$0.4	$1.8	$4.5
Interim adjustment	0.2	(2.6)	0.5	(2.6)
Permanent adjustments:
Federal income tax credits	(0.3)	(3.5)	(0.6)	(4.1)
Non-U.S. rate differences	(0.8)	0.4	(0.7)	0.1
Equity interest earnings	(0.2)	(1.0)	(0.3)	(1.3)
State income taxes	(0.3)	(0.6)	(0.3)	—
Valuation allowance	0.4	2.9	0.5	3.8
Global intangible low-taxed income	0.5	2.6	0.9	2.7
Base-erosion and anti-abuse tax	0.2	4.7	0.2	5.3
Other	—	(1.3)	0.2	(1.2)
Discrete items	(2.1)	(4.3)	(2.2)	(5.4)
Income tax provision (benefit)	$(2.4)	$(2.3)	$—	$1.8
Reported income tax rate	n.m.	n.m.	n.m.	8.4%
n.m. - not meaningful
During the second quarter of 2021 and 2020, the Company recognized a discrete tax benefit of $3.3 million and $4.3 million, respectively, related to the expiration of the statute of limitations for uncertain tax positions related to acquisitions for which an offsetting pre-tax indemnity receivable was also recorded. The expense for the release of the indemnity receivable was recorded in pre-tax earnings on the line “Other, net” in the unaudited condensed consolidated statements of operations.

During the second quarter of 2021, the Company recognized a discrete tax charge of $1.4 million for the tax impact of the favorable adjustment for social contribution taxes previously imposed on material purchases in Brazil. See Note 12 for additional information.

Note 6—Reclassifications from OCI

The following table summarizes reclassifications out of Accumulated Other Comprehensive Income ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI				Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2021	2020	2021	2020
Gain (loss) on cash flow hedges:
Interest rate contracts	$0.7	$0.5	$1.3	$0.6	Interest expense
Foreign exchange contracts	1.4	(7.8)	1.5	(11.9)	Cost of sales
Total before tax	2.1	(7.3)	2.8	(11.3)	Income before income taxes
Tax (expense) benefit	(0.4)	1.9	(0.5)	2.9	Income tax provision
Net of tax	$1.7	$(5.4)	$2.3	$(8.4)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(1.4)	$(1.2)	$(2.8)	$(2.3)	Other, net
Total before tax	(1.4)	(1.2)	(2.8)	(2.3)	Income before income taxes
Tax benefit	0.3	0.3	0.6	0.5	Income tax provision
Net of tax	$(1.1)	$(0.9)	$(2.2)	$(1.8)	Net income
Total reclassifications for the period	$0.6	$(6.3)	$0.1	$(10.2)

Note 7—Current and Long-Term Financing

On May 28, 2021, the Company entered into an agreement for a $225.0 million term loan (the “Term Loan”) which expires on May 28, 2028 (the "Maturity Date"). The Term Loan replaced the Company’s previous term loan facility, which was set to mature on May 30, 2023.

The Term Loan requires quarterly principal payments on the last day of each March, June, September and December commencing September 30, 2021 in an amount equal to $562,500 and the final principal repayment is due in May 2028. The Term Loan Borrower may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on working capital assets of the Company, which includes, but is not limited to cash and cash equivalents, accounts receivable and inventory.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin is 2.50% for base rate loans and 3.50% for Eurodollar loans. In addition, the Term Loan includes a Eurodollar rate floor of 0.50%.

In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company, including its subsidiaries may make up to $50.0 million in any fiscal year. Additional dividends may be paid if the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. The Term Loan also contains a provision requiring a premium to be paid in the event of a repricing of the borrowings under the Term Loan, whether by amendment or entry into new loans, within the six-month period following entry into the Term Loan.

At the time of execution of the Term Loan, approximately $1.5 million of deferred financing fees relating to the old term loan were expensed, which was recorded on the line "Other, net" in the unaudited condensed consolidated statements of operations. In addition, approximately $5.8 million of additional deferred financing fees were incurred in connection with the Term Loan.

On June 24, 2021, the Company entered into an amended and restated agreement for a $300.0 million secured floating-rate revolving credit facility (as amended, the "Facility"). The Facility consists of a domestic revolving credit facility in the initial amount of $210.0 million and a foreign revolving credit facility in the initial amount of $90.0 million. The facility expires June 24, 2026. The Facility replaced the Company's previous revolving credit facility, which was to expire April 28, 2022. The Facility can be increased to up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders.

The obligations under the Facility are generally secured by a first priority lien on working capital assets of the Company, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property.

Borrowings under the Facility bear interest at a floating rate, which can be a base rate, LIBOR or EURIBOR, as defined in the Facility, plus an applicable margin. The applicable margins are based on the total excess availability, as defined in the Facility, and range from 0.25% to 0.75% for U.S. base rate loans and 1.25% to 1.75% for LIBOR, EURIBOR and foreign base rate loans. For the period prior to June 30, 2021, the applicable margins under the Facility are 0.25% for U.S. base rate loans and 1.25% for LIBOR, EURIBOR and foreign base rate loans. In addition, the Facility requires the payment of a fee of 0.25% per annum on the unused commitment based on the average daily outstanding balance during the preceding month.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company, including its subsidiaries, may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company, including its subsidiaries to achieve a minimum fixed charge coverage ratio in which total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million.

The Company incurred approximately $1.8 million of additional deferred financing fees in connection with the Facility.
Note 8—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At June 30, 2021, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $318.5 million and $319.6 million, respectively. At December 31, 2020, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $257.2 million and $260.5 million, respectively.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $1.0 billion at June 30, 2021, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, Mexican pesos, Swedish kroner, British pounds and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $840.5 million at December 31, 2020, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Chinese renminbi, Mexican pesos, Swedish kroner and Australian dollars. The fair value of these contracts approximated a net asset of $2.3 million and $23.5 million at June 30, 2021 and December 31, 2020, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2021, $3.7 million of the amount of net deferred gain included in OCI at June 30, 2021 is expected to be reclassified as income into the unaudited condensed consolidated statements of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on its $225.0 million Term Loan borrowings. In the second quarter of 2021, the Company entered into new interest rate swaps with a six-year term and $180.0 million notional amount. The previous interest rate swaps were amended and included in the new interest rate swaps. The fair value of the previous interest rate swaps will be amortized over the remaining original term. In addition, the Company holds certain contracts that hedge interest payments on Bolzoni's debt.

The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at June 30, 2021 and December 31, 2020:

Notional Amount		Average Fixed Rate
JUNE 30	DECEMBER 31	JUNE 30	DECEMBER 31
2021	2020	2021	2020	Term at June 30, 2021
$180.0	$—	1.68%	—%	Extending to May 2027
$16.0	$19.0	(0.14)%	(0.10)%	Extending to September 2025
$—	$56.5	—%	1.94%	Terminated May 2021
$—	$65.7	—%	2.20%	Terminated May 2021

The fair value of all interest rate swap agreements was a net liability of $5.5 million and $4.9 million at June 30, 2021 and December 31, 2020, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2021, $2.7 million of the amount included in OCI as net deferred loss is expected to be reclassified as expense in the unaudited condensed consolidated statements of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	JUNE 30 2021	DECEMBER 31 2020	Balance Sheet Location	JUNE 30 2021	DECEMBER 31 2020
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Other current liabilities	$0.7	$—	Other current liabilities	$2.8	$2.5
Long-term	Other long-term liabilities	1.4	—	Other long-term liabilities	4.8	2.4
Foreign currency exchange contracts
Current	Prepaid expenses and other	6.7	15.7	Prepaid expenses and other	2.6	2.9
	Other current liabilities	3.1	1.0	Other current liabilities	3.2	3.6
Long-term	Other non-current assets	2.8	11.3	Other non-current assets	0.5	0.1
	Other long-term liabilities	1.2	—	Other long-term liabilities	2.0	—
Total derivatives designated as hedging instruments		$15.9	$28.0		$15.9	$11.5
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.3	2.8	Prepaid expenses and other	1.4	0.9
	Other current liabilities	0.9	0.7	Other current liabilities	3.0	0.5
Total derivatives not designated as hedging instruments		$1.2	$3.5		$4.4	$1.4
Total derivatives		$17.1	$31.5		$20.3	$12.9

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of June 30, 2021				Derivative Liabilities as of June 30, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$5.5	$—	$5.5	$5.5
Foreign currency exchange contracts	5.3	(3.0)	2.3	2.3	3.0	(3.0)	—	—
Total derivatives	$5.3	$(3.0)	$2.3	$2.3	$8.5	$(3.0)	$5.5	$5.5

	Derivative Assets as of December 31, 2020				Derivative Liabilities as of December 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$4.9	$—	$4.9	$4.9
Foreign currency exchange contracts	25.9	(2.4)	23.5	23.5	2.4	(2.4)	—	—
Total derivatives	$25.9	$(2.4)	$23.5	$23.5	$7.3	$(2.4)	$4.9	$4.9

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS ENDED		SIX MONTHS ENDED			THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30					JUNE 30
Derivatives Designated as Hedging Instruments	2021	2020	2021	2020		2021	2020	2021	2020
Cash Flow Hedges
Interest rate swap agreements	$(0.6)	$0.4	$0.7	$(3.4)	Interest expense	$0.7	$0.5	$1.3	$0.6
Foreign currency exchange contracts	7.0	10.4	(14.3)	(15.9)	Cost of sales	1.4	(7.8)	1.5	(11.9)
Total	$6.4	$10.8	$(13.6)	$(19.3)		$2.1	$(7.3)	$2.8	$(11.3)

Derivatives Not Designated as Hedging Instruments					Location of Gain or (Loss) Recognized in Income on Derivative	2021	2020	2021	2020
Cash Flow Hedges
Foreign currency exchange contracts					Cost of sales	$(1.9)	$2.8	$(6.2)	$1.3
Total						$(1.9)	$2.8	$(6.2)	$1.3

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

The Company presents the components of net benefit cost, other than service cost, in other (income) expense in the unaudited condensed consolidated statements of operations for its pension plans. Service cost for the Company's pension plans is reported in operating profit. The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2021	2020	2021	2020
U.S. Pension
Interest cost	$0.3	$0.5	$0.7	$1.0
Expected return on plan assets	(1.1)	(1.1)	(2.3)	(2.3)
Amortization of actuarial loss	0.5	0.5	1.0	1.0
Total	$(0.3)	$(0.1)	$(0.6)	$(0.3)
Non-U.S. Pension
Service cost	$0.1	$—	$0.1	$—
Interest cost	0.7	0.7	1.3	1.5
Expected return on plan assets	(2.7)	(2.7)	(5.3)	(5.4)
Amortization of actuarial loss	0.9	0.7	1.8	1.3
Total	$(1.0)	$(1.3)	$(2.1)	$(2.6)

Note 10—Inventories

Inventories are summarized as follows:

	JUNE 30 2021	DECEMBER 31 2020
Finished goods and service parts	$318.8	$269.0
Work in process	27.6	21.0
Raw materials	389.7	269.4
Total manufactured inventories	736.1	559.4
LIFO reserve	(58.1)	(50.0)
Total inventory	$678.0	$509.4

Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At June 30, 2021 and December 31, 2020, 48% and 42%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, for the lift truck business in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2021
Balance at December 31, 2020	$64.7
Current year warranty expense	18.8
Change in estimate related to pre-existing warranties	(0.4)
Payments made	(13.9)
Foreign currency effect	(0.5)
Balance at June 30, 2021	$68.7

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

The Company previously filed lawsuits in Brazil to recover certain social integration and social contribution taxes paid on gross sales, including the ICMS, which is a form of state value added tax. During the course of the lawsuit, many other taxpayers filed lawsuits with the same objective. Due to the increasing number of lawsuits filed, the Federal Supreme Court ("STF") declared that all ongoing legal cases should have their decision suspended until the STF decides on the matter, a decision that was expected to apply to all cases on this topic.

In 2019, the Company's legal advisors in Brazil notified the Company that they received judicial notification that the STF had issued a favorable decision in the case granting the Company the right to recover, by offsetting federal tax liabilities, amounts of overpayments collected by the government from 1999 to the present date. The judicial court decision is final and not subject to appeals. The current estimate of the refund calculated on a gross basis is approximately 110 million Brazilian reais, or approximately $22 million as of June 30, 2021.

Despite the favorable decision of the STF, the Brazilian tax authorities sought clarification in the same main lawsuit on certain issues, including the value of these credits (i.e., the gross rate or the net credit value), and certain other issues that could affect the Brazilian taxpayers' rights with respect to these credits, all of which could materially impact the realization of the credits. During the second quarter of 2021, the STF ruled in favor of taxpayers that the refund should be calculated on a gross basis.

The amount and ultimate timing of realization of these recoveries is dependent upon administrative approvals, generation of federal tax liabilities in Brazil eligible for offset and potential impacts of future legislative actions within Brazil, all of which are uncertain. The Company is in the process of negotiating the sale of these credits at a discount and has revised the net realizable value of the credits to approximately 29 million Brazilian reais, or $5.8 million as of June 30, 2021. In addition, the Company has generated additional tax credits since the favorable decision in 2019 of approximately 12 million Brazilian reais, or approximately $2.4 million. The Company recorded approximately $6.3 million of income related to the revised estimate of net realizable value of these credits in the second quarter of 2021 in “Cost of Sales” in the unaudited condensed consolidated statements of operations.

Note 13—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at June 30, 2021 and December 31, 2020 were $121.7 million and $119.7 million, respectively. As of June 30, 2021, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at June 30, 2021 was approximately $185.4 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of June 30, 2021, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $22.3 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $11.4 million as of June 30, 2021. The $22.3 million is included in the $121.7 million of total amounts subject to recourse or repurchase obligations at June 30, 2021.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At June 30, 2021, approximately $95.7 million of the Company's total recourse or repurchase obligations of $121.7 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At June 30, 2021, loans from WF to HYGFS totaled $1.1 billion. Although the Company’s contractual guarantee was $225.6 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $95.7 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $208.6 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $278.1 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at June 30, 2021:

	HYGFS	Total
Total recourse or repurchase obligations	$95.7	$121.7
Less: exposure limited for certain dealers	22.3	22.3
Plus: 7.5% of original loan balance	11.4	11.4
	84.8	110.8
Incremental obligation related to guarantee to WF	208.6	208.6
Total exposure related to guarantees	$293.4	$319.4

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

The Company's equity investments in unconsolidated affiliates recorded on the unaudited condensed consolidated balance sheets are as follows:

	June 30, 2021	December 31, 2020
HYGFS	$20.0	$21.4
SN	43.8	44.6
Bolzoni	0.3	0.2

Dividends received from unconsolidated affiliates are summarized below:

	SIX MONTHS ENDED
	JUNE 30
	2021	2020
HYGFS	$5.1	$6.4
SN	0.4	0.9
	$5.5	$7.3
Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2021	2020	2021	2020
Revenues	$106.7	$95.2	$209.9	$197.0
Gross profit	$40.3	$49.0	$78.1	$63.9
Income from continuing operations	$13.9	$4.5	$22.1	$10.9
Net income	$13.9	$4.5	$22.1	$10.9

The Company has an equity investment in a third party valued using a quoted market price in an active market, or Level 1 in the fair value hierarchy. The Company's investment as of June 30, 2021 and December 31, 2020 was $2.0 million and $2.1 million, respectively. Any gain or loss on the investment is included on the line "Other" in the "Other (income) expense" section of the unaudited condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2021	2020	2021	2020
Gain (loss) on equity investment	$1.1	$(0.1)	$—	$(1.2)

During the first quarter of 2021, the Company sold its investment in preferred shares of OneH2, Inc. for $15.7 million, including accrued dividends, and recognized a gain of $4.6 million. The gain on the sale of the investment is included on the line "Other, net" in the "Other (income) expense" section of the unaudited condensed consolidated statements of operations. The Company's investment was $0.8 million and $11.9 million as of June 30, 2021 and December 31, 2020, respectively.

Note 15—Restructuring

During 2020, the Company performed an in-depth global review to help establish a more sustainable long-term cost structure. As a result, the Company plans to restructure its operations to optimize global commercial operations. The Company recognized a charge of approximately $4.4 million during the year ended December 31, 2020. These charges primarily related to severance, which was recorded on the line "Selling, general and administrative expenses" in the unaudited condensed consolidated statements of operations. During the second quarter of 2021, the Company recorded a provision of $0.1 million for additional severance. During the first six months of 2021, the Company recorded a benefit of $0.3 million as a result of changes in estimates of severance accruals. In addition, approximately $0.7 million and $1.3 million of severance payments were paid in the three and six-months ended June 30, 2021, respectively. The remaining severance payments are expected to be paid in 2021. In addition to the restructuring charge recorded during 2020, the Company anticipates it will incur subsequent charges, which were not eligible for accrual at June 30, 2021, of approximately $0.8 million for additional costs related to the restructuring, which the Company expects to incur during 2021.

Following is the detail of the cash charges incurred by reporting segment:

	Total charges incurred	Total charges incurred through December 31, 2020	Total benefits recorded in the six months ended June 30, 2021
Americas	$0.8	$1.0	$(0.2)
EMEA	2.0	2.0	—
JAPIC	1.3	1.4	(0.1)
	$4.1	$4.4	$(0.3)
Following is an analysis of the activity related to the liability:

	Americas	EMEA	`	JAPIC	Total
Balance at January 1, 2021	$1.0	$2.0		$1.4	$4.4
Provision	0.1	—		—	0.1
Changes in estimate	(0.3)	—		(0.1)	(0.4)
Payments	(0.7)	(0.5)		(0.1)	(1.3)
Balance at June 30, 2021	$0.1	$1.5		$1.2	$2.8

Note 16—Other

On May 26, 2021, the Company signed an Equity Transfer Agreement (the “ETA”) with Y-C Hongkong Holding Co., Limited (“HK Holding Co”), pursuant to which the Company will purchase 15% of the equity interest of Hyster-Yale Maximal from HK Holding Co for an aggregate purchase price of $25.2 million. After the closing under the ETA, which is anticipated to occur on June 1, 2022 (the “Closing Date"), 10% and 90% of the equity interest of Hyster-Yale Maximal will be owned by HK Holding Co and the Company, respectively.

Under the terms of the ETA, on the Closing Date and prior to each of June 1, 2023 and June 1, 2024, the Company will pay $8.4 million to HK Holding Co. The closing of the transaction is subject to customary closing conditions and required regulatory approvals. There is no guarantee the closing will occur either as provided in the ETA or at all. After the closing, the Company will have an option to purchase HK Holding Co's remaining interest in Hyster-Yale Maximal at any time prior to June 8, 2056 for $16.8 million. If this option is exercised, the Company will own 100% of the equity interest of Hyster-Yale Maximal.

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

The Company operates Bolzoni S.p.A. ("Bolzoni"). Bolzoni is a leading worldwide producer and distributor of attachments, forks and lift tables marketed under the Bolzoni®, Auramo® and Meyer® brand names. Bolzoni products are manufactured in the United States, Italy, China, Germany and Finland. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift truck attachments and industrial material handling.

The Company operates Nuvera Fuel Cells, LLC ("Nuvera"). Nuvera is an alternative-power technology company focused on the design, manufacture and sale of hydrogen fuel cell stacks and engines.
During 2020, broad measures taken by governments, businesses and others across the globe to limit the spread of novel coronavirus ("COVID-19") adversely affected the Company. The resulting significant decline in economic activity also reduced the demand for the Company's products and limited the availability of components from certain suppliers. Production was significantly reduced or suspended at the Company's Chinese and European facilities for certain periods during the first and second quarters of 2020. The Company also initiated several cost reduction measures designed to ease liquidity pressure. These cost containment actions included spending and travel restrictions, significant reductions in temporary personnel, furloughs, suspension of incentive compensation and profit sharing, benefit reductions and salary reductions. Effective January 1, 2021, the Company reinstated pre-pandemic salaries, benefits and incentive compensation programs. The cost containment actions associated with hiring, use of contract and temporary workers, travel and meetings, as well as other discretionary spending are continuing. These measures are expected to remain in place until market and economic uncertainty dissipates and results improve. In addition, the Company adjusted production levels in 2020 at its manufacturing plants to align more closely with the reduced levels of demand, and worked closely with suppliers to help ensure current needs were met while also promoting continuity as the market improved. However, despite these efforts, during the second quarter and first six months of 2021, the Company experienced further pandemic-related and other global supply chain constraints, component shortages, shipping container availability constraints and higher freight costs, as well as significant material cost inflation resulting from the accelerated pace of the market recovery, all of which have negatively impacted the Company.

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

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)	SIX MONTHS ENDED		Favorable / (Unfavorable)
	JUNE 30			JUNE 30
	2021	2020	% Change	2021	2020	% Change
Lift truck unit shipments (in thousands)
Americas	13.0	13.1	(0.8)%	25.3	29.1	(13.1)%
EMEA	5.9	4.4	34.1%	12.4	9.7	27.8%
JAPIC	3.8	2.6	46.2%	7.3	4.6	58.7%
	22.7	20.1	12.9%	45.0	43.4	3.7%
Revenues
Americas	$479.1	$454.8	5.3%	$938.8	$1,005.5	(6.6)%
EMEA	175.1	120.1	45.8%	345.8	272.2	27.0%
JAPIC	65.0	48.0	35.4%	125.5	92.6	35.5%
Lift truck business	719.2	622.9	15.5%	1,410.1	1,370.3	2.9%
Bolzoni	84.8	64.2	32.1%	164.3	152.1	8.0%
Nuvera	0.3	0.7	(57.1)%	0.3	2.1	(85.7)%
Eliminations	(38.7)	(33.4)	15.9%	(76.9)	(84.4)	(8.9)%
	$765.6	$654.4	17.0%	$1,497.8	$1,440.1	4.0%
Gross profit (loss)
Americas	$70.4	$74.9	(6.0)%	$145.7	$174.6	(16.6)%
EMEA	26.6	15.7	69.4%	50.1	35.0	43.1%
JAPIC	6.2	4.2	47.6%	12.8	8.7	47.1%
Lift truck business	103.2	94.8	8.9%	208.6	218.3	(4.4)%
Bolzoni	15.8	11.5	37.4%	32.2	28.4	13.4%
Nuvera	(2.5)	(3.2)	21.9%	(5.8)	(5.8)	—%
Eliminations	(0.1)	0.5	n.m.	(0.2)	(0.6)	n.m.
	$116.4	$103.6	12.4%	$234.8	$240.3	(2.3)%
Selling, general and administrative expenses
Americas	$56.8	$51.6	(10.1)%	$117.5	$112.8	(4.2)%
EMEA	22.9	18.5	(23.8)%	46.3	42.3	(9.5)%
JAPIC	8.1	7.7	(5.2)%	17.2	18.2	5.5%
Lift truck business	87.8	77.8	(12.9)%	181.0	173.3	(4.4)%
Bolzoni	16.2	12.0	(35.0)%	31.8	26.2	(21.4)%
Nuvera	6.5	5.1	(27.5)%	13.0	11.9	(9.2)%
	$110.5	$94.9	(16.4)%	$225.8	$211.4	(6.8)%
Operating profit (loss)
Americas	$13.6	$23.3	(41.6)%	$28.2	$61.8	(54.4)%
EMEA	3.7	(2.8)	n.m.	3.8	(7.3)	(152.1)%
JAPIC	(1.9)	(3.5)	45.7%	(4.4)	(9.5)	53.7%
Lift truck business	15.4	17.0	(9.4)%	27.6	45.0	(38.7)%
Bolzoni	(0.4)	(0.5)	(20.0)%	0.4	2.2	(81.8)%
Nuvera	(9.0)	(8.3)	(8.4)%	(18.8)	(17.7)	(6.2)%
Eliminations	(0.1)	0.5	n.m.	(0.2)	(0.6)	n.m.
	$5.9	$8.7	(32.2)%	$9.0	$28.9	(68.9)%
Interest expense	$3.8	$3.3	(15.2)%	$6.6	$7.6	13.2%
Other (income) expense	$2.2	$3.7	(40.5)%	$(6.0)	$(0.1)	n.m.

	THREE MONTHS ENDED		Favorable / (Unfavorable)	SIX MONTHS ENDED		Favorable / (Unfavorable)
	JUNE 30			JUNE 30
	2021	2020	% Change	2021	2020	% Change
Net income (loss) attributable to stockholders
Americas	$5.0	$13.5	(63.0)%	$14.5	$41.3	(64.9)%
EMEA	3.9	(1.5)	n.m.	4.8	(4.6)	204.3%
JAPIC	0.4	(1.1)	136.4%	(1.8)	(5.7)	68.4%
Lift truck business	9.3	10.9	(14.7)%	17.5	31.0	(43.5)%
Bolzoni	(0.6)	(0.6)	—%	—	2.1	(100.0)%
Nuvera	(6.6)	(5.8)	(13.8)%	(10.4)	(12.5)	16.8%
Eliminations	(0.2)	(0.9)	n.m.	0.4	(1.7)	n.m.
	$1.9	$3.6	(47.2)%	$7.5	$18.9	(60.3)%
Diluted earnings per share	$0.11	$0.21	(47.6)%	$0.45	$1.13	(60.2)%
Reported income tax rate	n.m.	n.m.		n.m.	8.4%
n.m. - not meaningful

Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of June 30, 2021, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2021	2020	2021	2020
Unit backlog, beginning of period	60.7	37.3	40.6	41.2
Unit shipments	(22.7)	(20.1)	(45.0)	(43.4)
Unit bookings	46.9	14.3	89.3	33.7
Unit backlog, end of period	84.9	31.5	84.9	31.5

The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2021	2020	2021	2020
Bookings, approximate sales value	$1,070	$315	$2,040	$815
Backlog, approximate sales value	$2,070	$810	$2,070	$810

Second Quarter of 2021 Compared with Second Quarter of 2020

The following table identifies the components of change in revenues for the second quarter of 2021 compared with the second quarter of 2020:

Revenues
2020	$654.4
Increase (decrease) in 2021 from:
Unit volume and product mix	39.1
Parts	25.3
Bolzoni revenues	20.6
Foreign currency	20.3
Price	5.9
Other	5.7
Eliminations	(5.3)
Nuvera revenues	(0.4)
2021	$765.6

Revenues increased 17.0% to $765.6 million in the second quarter of 2021 from $654.4 million in the second quarter of 2020. The increase was primarily due to higher unit and parts volume in the lift truck business and Bolzoni, in addition to favorable currency movements from the translation of sales into U.S. dollars. Customer demand increased in the second quarter of 2021, resulting in higher unit shipments, mainly in EMEA and JAPIC, as well as higher parts sales in the lift truck business.

Revenues in the Americas increased in the second quarter of 2021 compared with the second quarter of 2020, primarily from favorable parts sales driven by an increase in customer demand and dealers ordering safety stock due to supply chain constraints, as well as an increase in fleet management services and the favorable effect of price increases put in place to mitigate the impact of material cost inflation.

EMEA's revenues increased mainly due to higher unit and parts volume and favorable foreign currency movements of $15.5 million from the translation of sales into U.S. dollars.

JAPIC's revenues increased primarily as a result of improved unit volumes and favorable foreign currency movements of $5.2 million.

The increase in Bolzoni's revenues was mainly due to higher unit volume and favorable foreign currency movements of $1.9 million.

The following table identifies the components of change in operating profit for the second quarter of 2021 compared with the second quarter of 2020:

Operating Profit
2020	$8.7
Increase (decrease) in 2021 from:
Lift truck gross profit	7.8
Bolzoni operations	0.1
Nuvera operations	(0.7)
Lift truck selling, general and administrative expenses	(10.0)
2021	$5.9

The Company recognized operating profit of $5.9 million in the second quarter of 2021 compared with $8.7 million in the second quarter of 2020. The decrease in operating profit was mainly due to higher selling, general and administrative expenses in the lift truck business primarily due to the reinstatement of pre-pandemic employee-related salaries and benefits. In addition, the second quarter of 2020 included $8.3 million of government support incentives received at EMEA and Bolzoni. The increase in selling, general and administrative expenses was somewhat offset by higher gross profit, primarily from higher unit and part volume and a favorable $6.3 million adjustment for tax credits in Brazil. The increase in gross profit was somewhat offset by significant material and freight cost inflation due to supply chain and logistics constraints, mainly in the Americas. See Note 12 for further discussion of the Brazilian tax credits.

Operating profit in the Americas significantly decreased to $13.6 million in the second quarter of 2021 compared with $23.3 million the second quarter of 2020 due to an increase in operating expenses mainly resulting from the reinstatement of pre-pandemic salaries and benefits that were suspended in 2020 and a decrease in gross profit. Gross profit declined primarily due to material cost inflation and increased freight costs of $11.6 million, net of price increases of $4.2 million, a shift in sales mix to lower-margin lift trucks and higher manufacturing costs of $3.7 million resulting from inefficiencies associated with component shortages. The decrease in gross profit was partly offset by the realization of higher margins on parts sales and a $6.3 million favorable adjustment for social contribution taxes previously imposed on material purchases in Brazil.

Despite the absence of $4.7 million of government support incentives received in the prior year, EMEA's operating profit increased to $3.7 million in the second quarter of 2021 from an operating loss of $2.8 million in the second quarter of 2020. The increase was primarily the result of a substantial improvement in gross profit partially offset by higher operating expenses mainly resulting from the reinstatement of pre-pandemic salaries and employee benefits. Gross profit improved mainly due to an increase in unit and parts volumes, the favorable effect of currency exchange rates and higher prices implemented to partially offset increases in material and freight costs.

JAPIC's operating loss improved to $1.9 million in the second quarter of 2021 from $3.5 million in the second quarter of 2020 primarily due to improved gross profit from higher unit volume and favorable foreign currency movements.

Bolzoni recognized an operating loss of $0.4 million in the second quarter of 2021 compared with $0.5 million in the second quarter of 2020. The improvements in gross profit from higher unit volumes of higher margin products and lower manufacturing costs from improved operating efficiencies were offset by material cost and freight cost inflation and the absence of government subsidies of $3.6 million recorded in the second quarter of 2020.

Nuvera's operating loss increased to $9.0 million in the second quarter of 2021 compared with $8.3 million in the second quarter of 2020 as result of the reinstatement of pre-pandemic salaries and benefits and the absence of $0.6 million of a gain on the sale of assets recognized in the second quarter of 2020.

The Company recognized net income attributable to stockholders of $1.9 million in the second quarter of 2021 compared with $3.6 million in the second quarter of 2020. The decrease was primarily the result of lower operating profit and the write-off of deferred financing fees from the refinancing of the Term Loan (as defined below) in the second quarter of 2021. These items were partially offset by higher equity earnings in unconsolidated subsidiaries. See Note 7 for further discussion of the refinancing of the Term Loan.

First Six Months of 2021 Compared with First Six Months of 2020

The following table identifies the components of change in revenues for the first six months of 2021 compared with the first six months of 2020:

Revenues
2020	$1,440.1
Increase (decrease) in 2021 from:
Foreign currency	36.4
Parts	25.1
Other	16.1
Bolzoni revenues	12.2
Eliminations	7.5
Price	4.7
Unit volume and product mix	(42.5)
Nuvera revenues	(1.8)
2021	$1,497.8

Revenues increased 4.0% to $1,497.8 million in the first six months of 2021 from $1,440.1 million in the first six months of 2020. The increase was mainly due to favorable currency movements from the translation of sales into U.S. dollars, primarily in

EMEA, higher parts volumes in all geographic segments of the lift truck business and higher volume at Bolzoni, primarily due to increased customer demand due to post-pandemic recovery. The increase in revenue was partially offset by lower unit volumes in the Americas, primarily due to global supply chain constraints and component shortages.

Revenues in the Americas decreased in the first six months of 2021 compared with the first six months of 2020, primarily from lower unit volumes in all classes of lift trucks due to global supply chain constraints and component shortages. The decrease was partially offset by favorable parts sales driven by an increase in customer demand.

EMEA's revenues increased mainly due to favorable foreign currency movements of $32.8 million from the translation of sales into U.S. dollars and higher unit and parts volume resulting from increased customer demand.

JAPIC's revenues increased primarily as a result of improved unit volumes and favorable foreign currency movements of $8.0 million, partially offset by a shift in sales to lower-priced lift trucks.

The increase in Bolzoni's revenues was mainly due to higher unit volume and favorable foreign currency movements of $5.1 million.

The following table identifies the components of change in operating profit for the first six months of 2021 compared with the first six months of 2020:

Operating Profit
2020	$28.9
Increase (decrease) in 2021 from:
Lift truck gross profit	(9.3)
Lift truck selling, general and administrative expenses	(7.7)
Bolzoni operations	(1.8)
Nuvera operations	(1.1)
2021	$9.0

The Company recognized operating profit of $9.0 million in the first six months of 2021 compared with $28.9 million in the first six months of 2020. The decrease in operating profit was primarily due to lower gross profit and unfavorable selling, general and administrative expenses. Gross profit declined mainly due to lower unit volumes, material cost inflation and increased freight costs, as well as higher manufacturing costs resulting from inefficiencies associated with component shortages. The decrease in gross profit was partially offset by favorable parts volume in all geographic lift truck segments, favorable foreign currency movements of $12.1 million and a favorable $6.3 million adjustment for tax credits in Brazil. Selling, general and administrative expenses increased as pre-pandemic salaries and benefits were reinstated, including $12.1 million of incentive compensation. In addition, the first six months of 2020 included $9.6 million of government subsidies at EMEA and Bolzoni.

Operating profit in the Americas decreased to $28.2 million in the first six months of 2021 compared with $61.8 million in the first six months of 2020 due to a decrease in gross profit and higher operating expenses. Gross profit declined mainly due to lower volume, a shift in mix to lower-margin products, material cost inflation and increased freight costs of $12.7 million, as well as higher manufacturing costs resulting from inefficiencies associated with component shortages of $8.0 million. These items were partially offset by favorable parts sales and a favorable $6.3 million favorable adjustment for social contribution taxes previously imposed on material purchases in Brazil. The increase in operating expenses primarily resulted from the reinstatement of pre-pandemic salaries and benefits, including $8.8 million of incentive compensation.

EMEA recognized operating profit of $3.8 million in the first six months of 2021 compared with an operating loss of $7.3 million in the first six months of 2020 mainly as a result of improved gross profit from favorable foreign currency movements of $6.6 million, improved unit and parts volume and improved pricing, partially offset by the absence of $5.0 million of government subsidies received in the first six months of 2020.

JAPIC's operating loss decreased to $4.4 million in the first six months of 2021 from $9.5 million in the first six months of 2020 primarily due to improved gross profit from higher unit volume and favorable foreign currency movements of $4.3 million partially offset by a shift in mix to lower-margin products.

Operating profit at Bolzoni decreased to $0.4 million in the first six months of 2021 compared with $2.2 million in the first six months of 2020 mainly from material cost inflation, including freight, which offset the improved volumes. Operating profit was also unfavorably affected by the absence of government subsidies of $4.6 million and the reinstatement of pre-pandemic salaries and employee benefits, including $1.7 million of incentive compensation.

Nuvera's operating loss increased as result of the reinstatement of pre-pandemic salaries and employee benefits and the absence of $0.6 million of a gain on the sale of assets recognized in the first six months of 2020.

The Company recognized net income attributable to stockholders of $7.5 million in the first six months of 2021 compared with $18.9 million in the first six months of 2020. The decrease was primarily the result of lower operating profit and the write-off of deferred financing fees from the refinancing of the Term Loan in the second quarter of 2021. These items were partially offset by a $4.6 million gain related to the sale of the Company's preferred shares of OneH2 in the first six months of 2021 and higher equity earnings in unconsolidated subsidiaries. See Note 7 for further discussion of the refinancing of the Term Loan.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2021	2020	Change
Operating activities:
Net income	$8.4	$19.6	$(11.2)
Depreciation and amortization	23.3	20.8	2.5
Dividends from unconsolidated affiliates	5.5	7.3	(1.8)
Working capital changes	(121.9)	(67.0)	(54.9)
Other	(16.0)	7.3	(23.3)
Net cash used for operating activities	(100.7)	(12.0)	(88.7)
Investing activities:
Expenditures for property, plant and equipment	(18.1)	(29.9)	11.8
Proceeds from the sale of assets	18.9	6.6	12.3
Net cash provided by (used for) investing activities	0.8	(23.3)	24.1
Cash flow before financing activities	$(99.9)	$(35.3)	$(64.6)

Net cash used for operating activities increased $88.7 million in the first six months of 2021 compared with the first six months of 2020, primarily as a result of changes in working capital items and the impact of currency translation included in "Other". The change in working capital was mainly due to higher inventory levels in the first six months of 2021 resulting from global supply chain constraints and component shortages. This was partially offset by significantly lower payments of employee-related compensation in the first six months of 2021 compared with the first six months of 2020 due to the Company's cost containment actions in 2020.

The change in net cash provided by (used for) investing activities during the first six months of 2021 compared with the first six months of 2020 is due to the proceeds from the sale of preferred shares of OneH2 for $15.7 million and lower capital expenditures in 2021.

	2021	2020	Change
Financing activities:
Net increase of long-term debt and revolving credit agreements	$56.0	$45.4	$10.6
Cash dividends paid	(10.7)	(10.6)	(0.1)
Financing fees paid	(7.6)	—	(7.6)
Other	(0.2)	(0.4)	0.2
Net cash provided by financing activities	$37.5	$34.4	$3.1

Net cash provided by financing activities increased $3.1 million in the first six months of 2021 compared with the first six months of 2020. The increase was primarily related to additional borrowings from refinancing the Term Loan (as defined below) in the first six months of 2021 compared to higher borrowings on the Facility (as defined below) during the first six months of 2020 which were primarily used to fund working capital needs. The increase was partially offset by financing fees paid in connection with the Facility and Term Loan (both defined below).

Financing Activities

The Company has a $300.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in June 2026. There were no borrowings outstanding under the Facility at June 30, 2021. The availability under the Facility at June 30, 2021 was $285.4 million, which reflects reductions of $14.6 million for letters of credit and other restrictions. As of June 30, 2021, the Facility consisted of a U.S. revolving credit facility of $210.0 million and a non-U.S. revolving credit facility of $90.0 million. The obligations under the Facility are generally secured by a first lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory (the "Facility Collateral") and a second lien on the Term Loan Collateral (defined below). The approximate book value of assets held as collateral under the Facility was $960 million as of June 30, 2021.

Borrowings under the Facility bear interest at a floating rate, which can be a base rate, LIBOR or EURIBOR, as defined in the Facility, plus an applicable margin. The applicable margins are based on the total excess availability, as defined in the Facility, and range from 0.25% to 0.75% for U.S. base rate loans and 1.25% to 1.75% for LIBOR, EURIBOR and foreign base rate loans. The applicable margins, as of June 30, 2021, for U.S. base rate loans and LIBOR loans were 0.25% and 1.25%, respectively. The applicable margin, as of June 30, 2021, for non-U.S. base rate loans and LIBOR loans was 1.25%. The Facility also required the payment of a fee of 0.25% per annum on the unused commitments as of June 30, 2021.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company and its subsidiaries subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company, including its subsidiaries, may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company, including its subsidiaries to achieve a minimum fixed charge coverage ratio in which total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At June 30, 2021, the Company was in compliance with the covenants in the Facility.

The Company also has a $225.0 million term loan (the "Term Loan"), which matures in May 2028. The Term Loan requires quarterly principal payments on the last day of each March, June, September and December commencing September 30, 2021 in an amount equal to $562,500 and the final principal repayment is due in May 2028. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At June 30, 2021, there was $225.0 million of principal outstanding under the Term Loan which has been reduced in the unaudited condensed consolidated balance sheet by $5.7 million for discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property (collectively, the "Term Loan Collateral") and a second priority lien on the Facility Collateral. The approximate book value of assets held as collateral under the Term Loan was $650 million as of June 30, 2021.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin, as provided in the Term Loan, is 2.50% for base rate loans and 3.50% for Eurodollar loans. The interest rate on the amount outstanding under the Term Loan at June 30, 2021 was 4.00%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company, including its subsidiaries, may make up to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. The Term Loan also contains a provision requiring a premium to be paid in the event of a repricing of the borrowings under the Term Loan, whether by amendment or entry into new loans, within the six-month period following entry into the Term Loan. At June 30, 2021, the Company was in compliance with the covenants in the Term Loan.

The Company incurred fees and expenses of $7.6 million in 2021 related to the amendment of the Facility and the
Term Loan. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.

The Company had other debt outstanding, excluding finance leases, of approximately $100.3 million at June 30, 2021. In addition to the excess availability under the Facility of $285.4 million, the Company had remaining availability of $28.5 million related to other non-U.S. revolving credit agreements.

The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in April 2028.

Contractual Obligations, Contingent Liabilities and Commitments

On May 28, 2021, the Company entered into an agreement providing for the Amendment and Restatement of the Term Loan, which is described above. Since December 31, 2020, there have been no other significant changes in the total amount of the Company's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on pages 23 and 24 in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Six Months Ended June 30, 2021	Planned for Remainder of 2021	Planned 2021 Total	Actual 2020
Lift truck business	$13.1	$39.2	$52.3	$44.2
Bolzoni	4.1	6.6	10.7	5.3
Nuvera	0.9	4.1	5.0	2.2
	$18.1	$49.9	$68.0	$51.7

Planned expenditures for the remainder of 2021 are primarily for product development, improvements to information technology infrastructure, improvements at manufacturing locations and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	JUNE 30 2021	DECEMBER 31 2020	Change
Cash and cash equivalents	$87.5	$151.4	$(63.9)
Other net tangible assets	720.0	615.7	104.3
Intangible assets	54.5	58.5	(4.0)
Goodwill	113.7	114.7	(1.0)
Net assets	975.7	940.3	35.4
Total debt	(345.7)	(289.2)	(56.5)
Total equity	$630.0	$651.1	$(21.1)
Debt to total capitalization	35%	31%	4%

BUSINESS PROSPECTS

Lift truck markets continued to grow during the 2021 second quarter, but not at the growth rates seen in the fourth quarter of 2020 and first quarter of 2021. The global lift truck market increased more than 70% over the second quarter of 2020 when the global economy was experiencing the peak of global pandemic-related shutdowns. Compared to the first quarter of 2021, the global lift truck market increased 4.7% primarily driven by an 11.9% increase in EMEA. The market improvements over the first quarter combined with the Company's share gain programs, as well as long lead times and the pull forward of orders before price increases went into effect, translated into an increase in the Company's 2021 second-quarter bookings that exceeded market growth.

The lift truck market growth for the remainder of the year is expected to decrease compared with the high levels in the first half of 2021 as markets begin to return toward pre-pandemic levels. As a result, the lift truck business is anticipating a substantial decrease in bookings in the second half of 2021 compared with the first half of 2021. Nevertheless, as a result of the strategic projects which the Company continues to pursue at each of its businesses, the Company expects increased bookings in the second half of 2021 over the second half of 2020 at levels higher than the expected year-over-year market growth rate. These strategic projects gained traction in the first half of 2021, although definitive time frames for achieving full potential share gain results are still uncertain due both to the timing of the full impact of the strategic projects and the continuing financial impact of the pandemic and subsequent pandemic-related supply chain and cost challenges.

While recent Lift Truck and Bolzoni market and bookings activity have been strong and better than expected, the level of future bookings and the resulting shipments are still uncertain. Overall, the Company continues to operate on the assumption that the economic and market environment will remain difficult for at least the remainder of the year until COVID-19 and its variants are mitigated through the broad acceptance of vaccinations and subsequent herd immunity, and related supply chain issues are resolved.

Early in 2020, the Company put in place plans to mitigate the impact of declining markets and bookings and the consequential impact of reduced manufacturing activity from pandemic-related shutdowns by initiating cost reduction measures. These measures included spending and travel restrictions, significant reductions in temporary personnel, furloughs, salary reductions and suspension of other benefits, including incentive compensation. Effective January 1, 2021, the Company reinstated pre-pandemic salaries, benefits and incentive compensation programs. The other cost containment actions are generally still in place, and are expected to remain so until market and economic uncertainty dissipates and results improve.

In the 2020 fourth quarter, the Lift Truck business restructured some of its operations to create a lower long-term cost structure. The Company anticipates it will incur charges of approximately $0.8 million in the remainder of 2021 for additional costs related to this restructuring. Estimated benefits from this restructuring program are expected to be approximately $9 million annually beginning in 2022.

The Lift Truck business adjusted production levels at its manufacturing plants early in 2020 to align them more closely with the lower market demand and target bookings levels and has been building those levels back up moderately over the past 12 months. Given the strong bookings in the prior year fourth quarter and the first half of 2021, as well as backlog levels at historic highs, higher build rates at first appeared reasonable for 2021, but as a result of continuing supply chain and logistics constraints, the Lift Truck business and Bolzoni have not been able to achieve the production levels originally planned for the first half of 2021. The Company is beginning to see improvement in the supply chain, but production levels are expected to experience continued disruption in the third quarter of 2021, with easing anticipated in the fourth quarter. However, the Company hopes that these challenges will abate sooner and production levels will be able to be increased above currently planned rates for the second half of the year. Significant material cost inflation and higher freight costs are also expected to continue into the second half of the year, and the non-renewal of tariff exclusions is also expected to affect the cost of components in the second half of 2021. Both the Lift Truck business and Bolzoni have announced and implemented price increases to moderate the effect of material cost inflation but many of the orders in the backlog slotted for production in 2021 do not reflect the full effect of these price increases. As a result, the Company expects to continue to experience margin pressure throughout the second half of 2021 due to the lag between when these price increases went into effect and when they are effective since customer orders in the backlog are generally price protected. The Company will continue to work closely with suppliers to increase component supply levels and its production levels. However, the Company anticipates that commodity costs will remain elevated through the second half of the year, although these costs, particularly for steel, remain volatile and sensitive to changes in the global economy and to tariffs, and could be higher or lower than currently forecasted. The Company will continue to monitor potential future supply and logistics costs and tariffs closely and adjust pricing accordingly.

As a result of these factors, and the increase in costs associated with the reinstatement of pre-pandemic salaries and benefits and the loss of the COVID-related government subsidies, the Company expects substantially lower consolidated operating profit and net income in the second half of 2021 compared with the second half of 2020, primarily due to the Americas and EMEA Lift Truck businesses, with anticipated operating and net losses in the third quarter of 2021 partly as a result of the Lift Truck business' seasonal third-quarter plant shutdowns. Bolzoni expects significant increases in operating profit and net income in the second half of the year compared with both the respective prior-year period and the first half of 2021.

While the Company's expectations for the 2021 second half have been based on the most recent information available, past quarters have shown that the effects of the pandemic on the economic and lift truck market environments can change expectations rapidly. Further Company shutdowns or supplier shortages could occur as a result of the new Delta variant that has emerged globally. Lockdown measures are still in place in a number of European and Asian countries to mitigate the spread of the COVID-19 virus and its variants, and similar actions could be taken by other countries. At this time, the lockdown measures in place have not required closure of the Company's plants. The Company is monitoring this situation, including closely monitoring a number of suppliers based in areas where COVID-19 cases are high. The Company continues to maintain procedures designed to limit the exposure of employees to COVID-19. However, the Company is prepared to take further action if necessary to maintain the health and safety of its global workforce and to address additional production and supply chain issues that may develop. The Company remains committed to meeting the needs of dealers and end customers by ensuring they receive equipment, parts and services in a timely manner to the degree reasonably possible. More broadly, pandemic-related uncertainty and its effect on the supply chain continue to limit the Company's ability to forecast bookings and shipment levels past the third quarter of 2021.

Despite these challenges, the Company expects to increase its investment in working capital and other expenditures to support growth in its business. Capital expenditures are expected to be approximately $50 million in the second half of 2021. While the Company expects to make these substantial additional investments in the business during 2021, maintaining liquidity also continues to be a priority. At June 30, 2021, the Company's cash on hand was $87.5 million and debt was $345.7 million compared with cash on hand of $103.0 million and debt of $285.4 million at March 31, 2021. Term Loan debt increased with the refinancing of the Company's term loan in May 2021. In addition, as of June 30, 2021, the Company had unused borrowing capacity of approximately $313.9 million under the Company's existing revolving credit facilities, including the Company's recently refinanced Asset Backed Revolver, compared with $265.3 million at March 31, 2020.

Despite the potential volatility of near-term economic activity, the Company continues to execute its long-term strategy by focusing on advancing its key strategic initiatives. Collectively, the key projects underlying its strategic initiatives are expected to have a transformational impact on the Company’s competitiveness, market position and economic performance. While essentially all of the projects required to execute these initiatives continue to move forward, in the context of the COVID-19 pandemic and current logistics challenges, the pace of certain projects has been given greater emphasis than others. In addition, certain accelerated projects have experienced delays as a result of the impact of pandemic-related challenges, although the continued increase in bookings and the Company's historically high backlog reinforce the long-term potential payoff from these programs.

At the Lift Truck business, product projects are expected to lay the groundwork for enhanced market position by providing lower cost of ownership and enhanced productivity for the Company’s customers. While the Company continues to introduce a number of new products during this period, the primary focus continues to be on the Company's new modular and scalable product families covering both internal combustion engine and electric trucks designed to provide customers with enhanced flexibility for meeting their application needs in addition to the benefit of low total cost of ownership. The introduction of the first of these new modular products, the standard version of the 2-to-3 ton internal-combustion engine lift truck for the EMEA market, was launched in April 2021. These new EMEA trucks have been very well received and the launch of this new range of the 2-to-3 ton counterbalanced trucks in other markets is expected to continue throughout 2021 and 2022.

The introduction of these new products has led to, and will continue to lead to, significant changes in supply chain sourcing and in the Company’s various manufacturing facilities around the world as certain products are moved between plants. Consolidated component volume sourced globally from reliable partners is expected to reduce long-term costs and improve quality as these new products are brought to market over time. Hyster-Yale Group’s largest manufacturing facilities, its Berea, Craigavon and Fuyang plants, are undergoing significant changes to accommodate these new products and significant investments are being made to expand the Berea and Craigavon plants. Further, the Company is accelerating plans to move certain production locations to provide permanent structural changes designed to reduce costs and optimize its manufacturing footprint.

The Company believes the modular nature of the new products being introduced will enhance its ability to meet customer needs at low cost, and with more specificity, both at the industry level and at the individual customer level. To capitalize on this capability, the Company has accelerated its focus on implementing comprehensive industry strategies and investing in industry-focused sales capabilities to support its dealers. Given the COVID-19 environment, the Company has also focused on enhancing its remote selling capabilities through technology and IT enhancements.

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

Nuvera continues to focus on serving heavy-duty applications, particularly bus and truck applications, with its 45kW and 60kW engines, which were both released for sale late in 2020. As a result of those milestones, Nuvera accelerated the 45kW and 60kW engine commercialization operations for the global market and has been focusing on ramping up demonstrations, quotes and bookings of these products in 2021. In addition, Nuvera has initiated development of a new 125kW engine and also continues to focus on the forklift truck market.

The Company believes that, despite significant current inflation and logistics issues, it is at an inflection point in its businesses as a result of the momentum of its strategic projects as they move to full implementation. While these initiatives may reduce the Company's near-term financial results, they are expected to position the Company with enhanced market position as market and component supply conditions return to more normal levels. Nevertheless, the Company recognizes that the timing and shape of the market recovery remains uncertain, and it will continue to maintain its contingency plans which are designed to respond appropriately and with agility to changing conditions. Once the COVID-19 pandemic and its resulting effects have fully abated and markets have returned to normal, the Company believes the full impact of these projects will lead to significant profitability improvements for a number of years into the future.

In summary, the Company's strategy for the longer term is clear and transformative. Key projects, as well as explicit objectives for the Lift Truck, Bolzoni and Nuvera businesses, support this long-term strategy, but nearer-term prospects, particularly in 2021, are uncertain as a result of a number of abnormal, largely external, influences. These influences include the direct impact of the COVID-19 pandemic on some markets, suppliers' manufacturing levels around the world and logistics issues, which collectively create supply and cost challenges, as well as the timing of adoption rates for key fuel cell market segments. Importantly, the Company has a record lift truck backlog and a strong current booking environment. Future increased shipment opportunities are very significant. However, when these increases will occur, given the supply and logistics challenges, is difficult to forecast.

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

Changes in internal control over financial reporting: During the second quarter of 2021, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

10.1
Amended and Restated Term Loan Credit Agreement, dated as of May 28, 2021, among Hyster-Yale Group, Inc., as the Borrower, Hyster-Yale Materials Handling, Inc., as Holdings, Bank of America, N.A., as Administrative Agent, and the Other Lenders party thereto is attached hereto

10.2
Second Amended and Restated Loan, Security and Guaranty Agreement, dated as of June 24, 2021, among Hyster-Yale Materials Handling, Inc., Bolzoni Auramo, Inc. and Hyster-Yale Group, Inc., as U.S. Borrowers, Hyster-Yale Nederland B.V., as a Dutch Borrower, Hyster-Yale UK Limited, as a UK Borrower, any other Borrowers party thereto from time to time and certain Persons party thereto from time to time as Guarantors, certain financial institutions, as Lenders, Bank of America, N.A., as Administrative Agent and Security Trustee, BOFA Securities, Inc. and CitiBank, N.A., as Joint Lead Arrangers and Joint Book Managers and CitiBank, N.A., as Syndication Agent is attached hereto

10.3
Equity Transfer Agreement between Y-C HongKong Holding Co., Limited and Hyster-Yale Acquisition Holding LTD regarding Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. dated May 26, 2021 is attached hereto

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101
* Numbered in accordance with Item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.

Date:	August 3, 2021	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Senior Vice President and Chief Financial Officer (principal financial officer)