Form 10-Q
period 2021-09-30
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2021-11-02
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at October 29, 2021: 12,992,046
Number of shares of Class B Common Stock outstanding at October 29, 2021: 3,834,854

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2021	DECEMBER 31 2020
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$61.4	$151.4
Accounts receivable, net	475.8	412.1
Inventories, net	758.0	509.4
Prepaid expenses and other	49.8	56.8
Total Current Assets	1,345.0	1,129.7
Property, Plant and Equipment, Net	325.4	340.4
Intangible Assets, Net	52.3	58.5
Goodwill	112.3	114.7
Deferred Income Taxes	4.7	24.4
Investment in Unconsolidated Affiliates	69.6	80.2
Other Non-current Assets	101.6	111.6
Total Assets	$2,010.9	$1,859.5
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$526.6	$412.0
Accounts payable, affiliates	14.8	16.1
Revolving credit facilities	80.1	0.7
Current maturities of long-term debt	86.9	82.4
Accrued payroll	55.7	46.1
Deferred revenue	51.9	41.7
Other current liabilities	189.6	156.9
Total Current Liabilities	1,005.6	755.9
Long-term Debt	261.0	206.1
Self-insurance Liabilities	35.3	30.2
Pension Obligations	11.1	19.8
Deferred Income Taxes	13.4	14.9
Other Long-term Liabilities	174.3	181.5
Total Liabilities	1,500.7	1,208.4
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 12,985,856 shares outstanding (2020 - 12,956,301 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,835,005 shares outstanding (2020 - 3,849,136 shares outstanding)	0.1	0.1
Capital in excess of par value	315.0	312.6
Treasury stock	(4.9)	(6.0)
Retained earnings	357.3	443.2
Accumulated other comprehensive loss	(191.5)	(133.1)
Total Stockholders' Equity	476.1	616.9
Noncontrolling Interests	34.1	34.2
Total Equity	510.2	651.1
Total Liabilities and Equity	$2,010.9	$1,859.5

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2021	2020	2021	2020
	(In millions, except per share data)
Revenues	$748.2	$652.4	$2,246.0	$2,092.5
Cost of sales	683.1	549.0	1,946.1	1,748.8
Gross Profit	65.1	103.4	299.9	343.7
Operating Expenses
Selling, general and administrative expenses	119.4	96.1	345.2	307.5
Operating Profit (Loss)	(54.3)	7.3	(45.3)	36.2
Other (income) expense
Interest expense	4.1	3.1	10.7	10.7
Income from unconsolidated affiliates	(2.6)	(1.6)	(8.2)	(4.0)
Other, net	0.5	(0.6)	0.1	1.7
	2.0	0.9	2.6	8.4
Income (Loss) Before Income Taxes	(56.3)	6.4	(47.9)	27.8
Income tax provision	20.5	0.7	20.5	2.5
Net Income (Loss)	(76.8)	5.7	(68.4)	25.3
Net income attributable to noncontrolling interests	(0.4)	(0.6)	(1.3)	(1.3)
Net Income (Loss) Attributable to Stockholders	$(77.2)	$5.1	$(69.7)	$24.0

Basic Earnings (Loss) per Share	$(4.59)	$0.30	$(4.15)	$1.43
Diluted Earnings (Loss) per Share	$(4.59)	$0.30	$(4.15)	$1.43

Dividends per Share	$0.3225	$0.3175	$0.9625	$0.9525

Basic Weighted Average Shares Outstanding	16.820	16.795	16.815	16.766
Diluted Weighted Average Shares Outstanding	16.820	16.803	16.815	16.796

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2021	2020	2021	2020
	(In millions)
Net Income (Loss)	$(76.8)	$5.7	$(68.4)	$25.3
Other comprehensive income (loss)
Foreign currency translation adjustment	(14.6)	21.9	(27.4)	4.7
Current period cash flow hedging activity	(18.8)	15.8	(28.1)	1.2
Reclassification of hedging activities into earnings	(2.9)	2.0	(5.2)	10.4
Current period pension adjustment	(1.4)	(2.8)	(1.4)	(2.8)
Reclassification of pension into earnings	1.5	1.0	3.7	2.8
Comprehensive Income (Loss)	$(113.0)	$43.6	$(126.8)	$41.6
Other comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests	(0.4)	(0.6)	(1.3)	(1.3)
Foreign currency translation adjustment attributable to noncontrolling interests	1.1	(0.4)	1.2	0.5
Comprehensive Income (Loss) Attributable to Stockholders	$(112.3)	$42.6	$(126.9)	$40.8

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2021	2020
	(In millions)
Operating Activities
Net income (loss)	$(68.4)	$25.3
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	34.7	31.8
Amortization of deferred financing fees	2.7	1.3
Deferred income taxes	16.6	(0.2)
Gain on the sale of investment	(4.6)	—
Impairment charge	10.0	—
Stock-based compensation	3.5	0.9
Dividends from unconsolidated affiliates	5.5	7.3
Other non-current liabilities	(5.9)	(11.9)
Other	(14.3)	17.4
Working capital changes:
Accounts receivable	(70.6)	60.2
Inventories	(261.9)	71.1
Other current assets	(12.2)	(7.4)
Accounts payable	123.8	(44.7)
Other current liabilities	49.3	(75.0)
Net cash provided by (used for) operating activities	(191.8)	76.1
Investing Activities
Expenditures for property, plant and equipment	(29.5)	(37.2)
Proceeds from the sale of assets	3.7	7.4
Proceeds from the sale of investment	15.7	—
Net cash used for investing activities	(10.1)	(29.8)
Financing Activities
Additions to long-term debt	100.8	70.0
Reductions of long-term debt	(41.8)	(65.5)
Net change to revolving credit agreements	79.7	(7.2)
Cash dividends paid	(16.2)	(16.0)
Cash dividends paid to noncontrolling interest	(0.2)	(0.3)
Financing fees paid	(7.6)	—
Purchase of treasury stock	—	(0.1)
Net cash provided by (used for) financing activities	114.7	(19.1)
Effect of exchange rate changes on cash	(2.8)	(1.9)
Cash and Cash Equivalents
Increase (decrease) for the period	(90.0)	25.3
Balance at the beginning of the period	151.4	64.6
Balance at the end of the period	$61.4	$89.9

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance, June 30, 2020	$0.1	$0.1	$(7.2)	$313.1	$435.7	$(110.1)	$(24.7)	$(75.5)	$531.5	$32.2	$563.7
Stock-based compensation	—	—	—	0.3	—	—	—	—	0.3	—	0.3
Stock issued under stock compensation plans	—	—	0.7	(0.7)	—	—	—	—	—	—	—
Net income	—	—	—	—	5.1	—	—	—	5.1	0.6	5.7
Cash dividends	—	—	—	—	(5.4)	—	—	—	(5.4)	—	(5.4)
Current period other comprehensive income (loss)	—	—	—	—	—	21.9	15.8	(2.8)	34.9	—	34.9
Reclassification adjustment to net income	—	—	—	—	—	—	2.0	1.0	3.0	—	3.0
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	0.4	0.4
Balance, September 30, 2020	$0.1	$0.1	$(6.5)	$312.7	$435.4	$(88.2)	$(6.9)	$(77.3)	$569.4	$33.2	$602.6

Balance, June 30, 2021	$0.1	$0.1	$(5.2)	$315.5	$440.0	$(70.4)	$0.9	$(85.8)	$595.2	$34.8	$630.0
Stock-based compensation	—	—	—	(0.2)	—	—	—	—	(0.2)	—	(0.2)
Stock issued under stock compensation plans	—	—	0.3	(0.3)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	(77.2)	—	—	—	(77.2)	0.4	(76.8)
Cash dividends	—	—	—	—	(5.5)	—	—	—	(5.5)	—	(5.5)
Current period other comprehensive income (loss)	—	—	—	—	—	(14.6)	(18.8)	(1.4)	(34.8)	—	(34.8)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	(2.9)	1.5	(1.4)	—	(1.4)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Balance, September 30, 2021	$0.1	$0.1	$(4.9)	$315.0	$357.3	$(85.0)	$(20.8)	$(85.7)	$476.1	$34.1	$510.2

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance, December 31, 2019	$0.1	$0.1	$(15.9)	$321.3	$427.4	$(92.9)	$(18.5)	$(77.3)	$544.3	$32.7	$577.0
Stock-based compensation	—	—	—	0.9	—	—	—	—	0.9	—	0.9
Stock issued under stock compensation plans	—	—	9.5	(9.5)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	24.0	—	—	—	24.0	1.3	25.3
Cash dividends	—	—	—	—	(16.0)	—	—	—	(16.0)	(0.3)	(16.3)
Current period other comprehensive income (loss)	—	—	—	—	—	4.7	1.2	(2.8)	3.1	—	3.1
Reclassification adjustment to net income	—	—	—	—	—	—	10.4	2.8	13.2	—	13.2
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Balance, September 30, 2020	$0.1	$0.1	$(6.5)	$312.7	$435.4	$(88.2)	$(6.9)	$(77.3)	$569.4	$33.2	$602.6

Balance, December 31, 2020	$0.1	$0.1	$(6.0)	$312.6	$443.2	$(57.6)	$12.5	$(88.0)	$616.9	$34.2	$651.1
Stock-based compensation	—	—	—	3.5	—	—	—	—	3.5	—	3.5
Stock issued under stock compensation plans	—	—	1.1	(1.1)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	(69.7)	—	—	—	(69.7)	1.3	(68.4)
Cash dividends	—	—	—	—	(16.2)	—	—	—	(16.2)	(0.2)	(16.4)
Current period other comprehensive loss	—	—	—	—	—	(27.4)	(28.1)	(1.4)	(56.9)	—	(56.9)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	(5.2)	3.7	(1.5)	—	(1.5)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	(1.2)	(1.2)
Balance, September 30, 2021	$0.1	$0.1	$(4.9)	$315.0	$357.3	$(85.0)	$(20.8)	$(85.7)	$476.1	$34.1	$510.2

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

During 2020, broad measures taken by governments, businesses and others across the globe to limit the spread of novel coronavirus ("COVID-19") adversely affected the Company. The resulting significant decline in economic activity also reduced the demand for the Company's products and limited the availability of components from certain suppliers. Production was significantly reduced or suspended at the Company's Chinese and European facilities for certain periods during the first and second quarters of 2020. The Company also initiated several cost reduction measures designed to ease liquidity pressure. These cost containment actions included spending and travel restrictions, significant reductions in temporary personnel, furloughs, suspension of incentive compensation and profit sharing, benefit reductions and salary reductions. Effective January 1, 2021, the Company reinstated pre-pandemic salaries, benefits and incentive compensation programs. The cost containment actions associated with hiring, use of contract and temporary workers, travel and meetings, as well as other discretionary spending are continuing. These measures are expected to remain in place until market and economic uncertainty dissipates and results improve. In addition, the Company adjusted production levels in 2020 at its manufacturing plants to align more closely with the reduced levels of demand, and worked closely with suppliers to help ensure current needs were met while also promoting continuity as the market improved. However, despite these efforts, during the third quarter and first nine months of 2021, the Company experienced further pandemic-related and other global supply chain constraints, component shortages, shipping container availability constraints and higher freight costs, as well as significant material cost inflation resulting from the accelerated pace of the market recovery, all of which have negatively impacted the Company.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2021 and the results of its operations and changes in equity for the three and nine months ended September 30, 2021 and 2020, and the results of its cash flows for the nine months ended September 30, 2021 and 2020 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the three and nine months ended September 30, 2021 and 2020.

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

	THREE MONTHS ENDED
	SEPTEMBER 30, 2021
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$229.6	$118.7	$48.4	$—	$—	$—	$396.7
Direct customer sales	111.6	3.2	—	—	—	—	114.8
Aftermarket sales	124.2	25.8	7.4	—	—	—	157.4
Other	28.9	5.7	0.3	90.0	0.2	(45.8)	79.3
Total Revenues	$494.3	$153.4	$56.1	$90.0	$0.2	$(45.8)	$748.2
	THREE MONTHS ENDED
	SEPTEMBER 30, 2020
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$189.2	$115.6	$40.0	$—	$—	$—	$344.8
Direct customer sales	113.3	0.4	—	—	—	—	113.7
Aftermarket sales	96.5	23.0	7.9	—	—	—	127.4
Other	27.9	4.8	0.1	63.3	0.7	(30.3)	66.5
Total Revenues	$426.9	$143.8	$48.0	$63.3	$0.7	$(30.3)	$652.4
	NINE MONTHS ENDED
	SEPTEMBER 30, 2021
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$668.3	$395.9	$157.6	$—	$—	$—	$1,221.8
Direct customer sales	329.8	6.6	—	—	—	—	336.4
Aftermarket sales	347.3	79.5	23.3	—	—	—	450.1
Other	87.7	17.2	0.7	254.3	0.5	(122.7)	237.7
Total Revenues	$1,433.1	$499.2	$181.6	$254.3	$0.5	$(122.7)	$2,246.0

	NINE MONTHS ENDED
	SEPTEMBER 30, 2020
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$686.9	$332.7	$117.2	$—	$—	$—	$1,136.8
Direct customer sales	369.0	6.4	—	—	—	—	375.4
Aftermarket sales	294.9	64.0	22.3	—	—	—	381.2
Other	81.6	12.9	1.1	215.4	2.8	(114.7)	199.1
Total Revenues	$1,432.4	$416.0	$140.6	$215.4	$2.8	$(114.7)	$2,092.5

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

Deferred Revenue
Balance, December 31, 2020	$70.5
Customer deposits and billings	38.0
Revenue recognized	(32.0)
Foreign currency effect	(0.3)
Balance, September 30, 2021	$76.2

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

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2021	2020	2021	2020
Revenues from external customers
Americas	$494.3	$426.9	$1,433.1	$1,432.4
EMEA	153.4	143.8	499.2	416.0
JAPIC	56.1	48.0	181.6	140.6
Lift truck business	703.8	618.7	2,113.9	1,989.0
Bolzoni	90.0	63.3	254.3	215.4
Nuvera	0.2	0.7	0.5	2.8
Eliminations	(45.8)	(30.3)	(122.7)	(114.7)
Total	$748.2	$652.4	$2,246.0	$2,092.5
Gross profit (loss)
Americas	$44.5	$65.7	$190.2	$240.3
EMEA	18.5	22.4	68.6	57.4
JAPIC	3.9	6.2	16.7	14.9
Lift truck business	66.9	94.3	275.5	312.6
Bolzoni	15.2	12.1	47.4	40.5
Nuvera	(16.5)	(2.7)	(22.3)	(8.5)
Eliminations	(0.5)	(0.3)	(0.7)	(0.9)
Total	$65.1	$103.4	$299.9	$343.7

Operating profit (loss)
Americas	$(16.9)	$16.1	$11.3	$77.9
EMEA	(0.9)	3.3	2.9	(4.0)
JAPIC	(3.5)	(3.2)	(7.9)	(12.7)
Lift truck business	(21.3)	16.2	6.3	61.2
Bolzoni	—	0.1	0.4	2.3
Nuvera	(32.5)	(8.7)	(51.3)	(26.4)
Eliminations	(0.5)	(0.3)	(0.7)	(0.9)
Total	$(54.3)	$7.3	$(45.3)	$36.2
Net income (loss) attributable to stockholders
Americas	$(31.8)	$10.7	$(17.3)	$52.0
EMEA	0.1	3.7	4.9	(0.9)
JAPIC	(3.1)	(2.8)	(4.9)	(8.5)
Lift truck business	(34.8)	11.6	(17.3)	42.6
Bolzoni	2.2	0.1	2.2	2.2
Nuvera	(38.1)	(6.1)	(48.5)	(18.6)
Eliminations	(6.5)	(0.5)	(6.1)	(2.2)
Total	$(77.2)	$5.1	$(69.7)	$24.0

Note 5—Income Taxes

The income tax provision includes U.S. federal, state and local, and foreign income taxes and is generally based on the application of a forecasted annual income tax rate applied to the current quarter's year-to-date pre-tax income or loss. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company's annual earnings or losses, taxing jurisdictions in which the earnings or losses will be generated, the impact of state and local income taxes, the Company's ability to use tax credits and net operating loss carryforwards, carrybacks, capital loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates and certain circumstances with respect to valuation allowances or the tax effect of other unusual or nonrecurring transactions or adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual effective income tax rate. Additionally, the Company's interim effective income tax rate is computed and applied without regard to pre-tax losses where such losses are not expected to generate a current-year tax benefit.

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

A reconciliation of the consolidated federal statutory rate to the reported income tax rate is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2021	2020	2021	2020
Income (loss) before income taxes	$(56.3)	$6.4	$(47.9)	$27.8
Statutory taxes (21%)	$(11.9)	$1.3	$(10.1)	$5.8
Interim adjustment	(0.5)	3.4	—	0.8
Permanent adjustments:
State income taxes	(2.7)	0.3	(3.0)	0.3
Valuation allowance	16.5	(2.8)	17.0	1.0
Global intangible low-taxed income	0.9	(1.6)	1.8	1.1
Other	(0.7)	1.0	(1.9)	(0.2)
Permanent adjustments	14.0	(3.1)	13.9	2.2
Discrete items:
Valuation allowance	21.9	—	22.2	—
Tax controversy resolution	(1.2)	—	(4.4)	(4.6)
Provision to return adjustments	(2.1)	(1.1)	(2.1)	(1.1)
Other	0.3	0.2	1.0	(0.6)
Discrete items	18.9	(0.9)	16.7	(6.3)
Income tax provision	$20.5	$0.7	$20.5	$2.5
Reported income tax rate	(36.4)%	10.9%	(42.8)%	9.0%

During the third quarter of 2021, the Company recognized a discrete tax charge of $21.9 million, primarily for the establishment of a valuation allowance against the beginning of the year balance of the Company’s U.S. deferred tax assets, excluding the portion of assets available to be carried back to the prior tax year. Based upon a review of the Company’s recent operations, including cumulative U.S. pretax losses, lack of available tax planning strategies and declining forecasts due to supply and logistics constraints, the evidence available no longer supports a more likely than not standard of realization for the Company’s U.S. deferred tax assets. Although the Company projects earnings over the longer term for its U.S. operations due to the cumulative losses, such longer-term forecasts are not sufficient evidence to support the future utilization of deferred tax assets. Additionally, $16.5 million of valuation allowance expense, primarily related to U.S. operations, was provided against deferred tax assets generated in the current year.

During the third quarter of 2021, the Company recognized a discrete tax benefit of $2.1 million for favorable domestic provision-to-return items mostly related to a reduction in BEAT tax and an increase in R&D credit. This benefit was partially offset by the associated charge to taxes on unremitted non-U.S. earnings for which no reinvestment plan has been identified of $0.4 million. Additionally, the Company recognized a discrete tax benefit of $2.6 million for the expiration of statute of limitations for applicable uncertain tax positions, partially offset by a tax charge of $1.4 million for additional tax controversy reserves. During the third quarter of 2020, the Company recognized a discrete tax benefit of $1.1 million, related to domestic provision-to-return items, which was primarily related to BEAT.

During the third quarter and first nine months of 2021, the Company recognized a discrete tax charge of $0.6 million and $2.0 million, respectively, for the tax impact of the favorable adjustment for social contribution taxes previously imposed on material purchases in Brazil. See Note 13 for additional information.

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

Note 6—Reclassifications from OCI

The following table summarizes reclassifications out of Accumulated Other Comprehensive Income ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI				Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2021	2020	2021	2020
Gain (loss) on cash flow hedges:
Interest rate contracts	$0.9	$0.7	$2.2	$1.3	Interest expense
Foreign exchange contracts	1.3	(3.5)	2.8	(15.4)	Cost of sales
Total before tax	2.2	(2.8)	5.0	(14.1)	Income (loss) before income taxes
Tax benefit	0.7	0.8	0.2	3.7	Income tax provision
Net of tax	$2.9	$(2.0)	$5.2	$(10.4)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(1.4)	$(1.1)	$(4.2)	$(3.4)	Other, net
Total before tax	(1.4)	(1.1)	(4.2)	(3.4)	Income (loss) before income taxes
Tax (expense) benefit	(0.1)	0.1	0.5	0.6	Income tax provision
Net of tax	$(1.5)	$(1.0)	$(3.7)	$(2.8)	Net income
Total reclassifications for the period	$1.4	$(3.0)	$1.5	$(13.2)

Note 7—Current and Long-Term Financing

On May 28, 2021, the Company entered into an agreement for a $225.0 million term loan (the “Term Loan”) which expires on May 28, 2028. The Term Loan replaced the Company’s previous term loan facility, which was set to mature on May 30, 2023. The Term Loan requires quarterly principal payments on the last day of each March, June, September and December commencing September 30, 2021 in an amount equal to $562,500 and the final principal repayment is due in May 2028. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At September 30, 2021, there was $224.4 million of principal outstanding under the Term Loan which has been reduced in the unaudited condensed consolidated balance sheet by $5.5 million for discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on working capital assets of the Company, which includes, but is not limited to cash and cash equivalents, accounts receivable and inventory.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin is 2.50% for base rate loans and 3.50% for Eurodollar loans. In addition, the Term Loan includes a Eurodollar rate floor of 0.50%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make up to $50.0 million in any fiscal year. Additional dividends may be paid if the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. The Term Loan also contains a provision requiring a premium to be paid in the event of a repricing of the borrowings under the Term Loan, whether by amendment or entry into new loans, within the six-month period following entry into the Term Loan. At September 30, 2021, the Company was in compliance with the covenants in the Term Loan.

During the second quarter of 2021, approximately $1.5 million of deferred financing fees relating to the old term loan were expensed, which was recorded on the line "Other, net" in the unaudited condensed consolidated statements of operations. In addition, approximately $5.8 million of additional deferred financing fees were incurred in connection with the Term Loan.

On June 24, 2021, the Company entered into an amended and restated agreement for a $300.0 million secured floating-rate revolving credit facility (as amended, the "Facility"). There were $73.6 million of borrowings outstanding under the Facility at September 30, 2021. The availability under the Facility at September 30, 2021 was $222.0 million, which reflects reductions of $4.4 million for letters of credit and other restrictions. The Facility consists of a domestic revolving credit facility in the initial amount of $210.0 million and a foreign revolving credit facility in the initial amount of $90.0 million. The facility expires June 24, 2026. The Facility replaced the Company's previous revolving credit facility, which was to expire April 28, 2022. The Facility can be increased up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders. The obligations under the Facility are generally secured by a first priority lien on working capital assets of the Company, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property.

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

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At September 30, 2021, the Company was in compliance with the covenants in the Facility.

The Company incurred approximately $1.8 million of additional deferred financing fees in connection with the Facility.

The Company had other debt outstanding, excluding finance leases, of approximately $109.4 million at September 30, 2021. In addition to the excess availability under the Facility of $222.0 million, the Company had remaining availability of $23.9 million related to other non-U.S. revolving credit agreements.
Note 8—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At September 30, 2021, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $400.8 million and $401.9 million, respectively. At December 31, 2020, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $257.2 million and $260.5 million, respectively.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $1.3 billion at September 30, 2021, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, British pounds, Mexican pesos, Swedish kroner, and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $840.5 million at December 31, 2020, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Chinese renminbi, Mexican pesos, Swedish kroner and Australian dollars. The fair value of these contracts approximated a net liability of $16.1 million and a net asset of $23.5 million at September 30, 2021 and December 31, 2020, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2021, $4.3 million of the amount of net deferred loss included in OCI at September 30, 2021 is expected to be reclassified as expense into the unaudited condensed consolidated statements of operations over the next twelve months, as the transactions occur.

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

The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at September 30, 2021 and December 31, 2020:

Notional Amount		Average Fixed Rate
SEPTEMBER 30	DECEMBER 31	SEPTEMBER 30	DECEMBER 31
2021	2020	2021	2020	Term at September 30, 2021
$180.0	$—	1.68%	—%	Extending to May 2027
$16.0	$19.0	(0.14)%	(0.10)%	Extending to September 2025
$—	$56.5	—%	1.94%	Terminated May 2021
$—	$65.7	—%	2.20%	Terminated May 2021

The fair value of all interest rate swap agreements was a net liability of $4.9 million and $4.9 million at September 30, 2021 and December 31, 2020, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2021, $3.7 million of the amount included in OCI as net deferred loss is expected to be reclassified as expense in the unaudited condensed consolidated statements of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	SEPTEMBER 30 2021	DECEMBER 31 2020	Balance Sheet Location	SEPTEMBER 30 2021	DECEMBER 31 2020
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Other current liabilities	$0.7	$—	Other current liabilities	$2.8	$2.5
Long-term	Other long-term liabilities	0.9	—	Other long-term liabilities	3.7	2.4
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.9	15.7	Prepaid expenses and other	0.4	2.9
	Other current liabilities	4.7	1.0	Other current liabilities	11.1	3.6
Long-term	Other non-current assets	—	11.3	Other non-current assets	—	0.1
	Other long-term liabilities	1.9	—	Other long-term liabilities	9.4	—
Total derivatives designated as hedging instruments		$9.1	$28.0		$27.4	$11.5
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.6	2.8	Prepaid expenses and other	0.1	0.9
	Other current liabilities	1.1	0.7	Other current liabilities	4.3	0.5
Total derivatives not designated as hedging instruments		$1.7	$3.5		$4.4	$1.4
Total derivatives		$10.8	$31.5		$31.8	$12.9

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of September 30, 2021				Derivative Liabilities as of September 30, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$4.9	$—	$4.9	$4.9
Foreign currency exchange contracts	1.0	(1.0)	—	—	17.1	(1.0)	16.1	16.1
Total derivatives	$1.0	$(1.0)	$—	$—	$22.0	$(1.0)	$21.0	$21.0

	Derivative Assets as of December 31, 2020				Derivative Liabilities as of December 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$4.9	$—	$4.9	$4.9
Foreign currency exchange contracts	25.9	(2.4)	23.5	23.5	2.4	(2.4)	—	—
Total derivatives	$25.9	$(2.4)	$23.5	$23.5	$7.3	$(2.4)	$4.9	$4.9

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS ENDED		NINE MONTHS ENDED			THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30					SEPTEMBER 30
Derivatives Designated as Hedging Instruments	2021	2020	2021	2020		2021	2020	2021	2020
Cash Flow Hedges
Interest rate swap agreements	$2.1	$1.2	$2.8	$(2.2)	Interest expense	$0.9	$0.7	$2.2	$1.3
Foreign currency exchange contracts	(16.8)	20.1	(31.1)	4.2	Cost of sales	1.3	(3.5)	2.8	(15.4)
Total	$(14.7)	$21.3	$(28.3)	$2.0		$2.2	$(2.8)	$5.0	$(14.1)

Derivatives Not Designated as Hedging Instruments					Location of Gain or (Loss) Recognized in Income on Derivative	2021	2020	2021	2020
Cash Flow Hedges
Foreign currency exchange contracts					Cost of sales	$(2.7)	$(5.6)	$(8.9)	$(4.3)
Total						$(2.7)	$(5.6)	$(8.9)	$(4.3)

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
During the third quarter of 2021, the Company recognized a settlement loss of $0.8 million resulting from lump-sum distributions exceeding the total projected interest cost for the plan year its U.S. pension plan. The Company remeasured the plan as of September 30, 2021 using a discount rate of 2.49% compared to the December 31, 2020 discount rate of 2.09%. As a result of the remeasurement, the funded status of the plan decreased by $0.2 million and accumulated other comprehensive income increased by $1.4 million ($1.4 million net of tax).
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

The Company presents the components of net benefit cost, other than service cost, in other (income) expense in the unaudited condensed consolidated statements of operations for its pension plans. Service cost for the Company's pension plans is reported in operating profit. The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2021	2020	2021	2020
U.S. Pension
Interest cost	$0.4	$0.5	$1.1	$1.5
Expected return on plan assets	(1.1)	(1.3)	(3.4)	(3.6)
Settlement loss	0.8	1.2	0.8	1.2
Amortization of actuarial loss	0.6	0.5	1.6	1.5
Total	$0.7	$0.9	$0.1	$0.6
Non-U.S. Pension
Service cost	$0.1	$0.1	$0.2	$0.1
Interest cost	0.6	0.8	1.9	2.3
Expected return on plan assets	(2.7)	(2.7)	(8.0)	(8.1)
Amortization of actuarial loss	0.8	0.6	2.6	1.9
Total	$(1.2)	$(1.2)	$(3.3)	$(3.8)

Note 10—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2021	DECEMBER 31 2020
Finished goods and service parts	$336.2	$269.0
Work in process	36.9	21.0
Raw materials	450.6	269.4
Total manufactured inventories	823.7	559.4
LIFO reserve	(65.7)	(50.0)
Total inventory	$758.0	$509.4

Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At September 30, 2021 and December 31, 2020, 52% and 42%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, for the lift truck business in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. See Note 11 for discussion of the inventory reduction to net realizable value at Nuvera.

Note 11—Impairment and Other Charges

In connection with the preparation of the financial statements for the third quarter of 2021, the Company identified indicators of impairment primarily related to the unexpected level of significant, on-going pandemic-related and other global supply chain constraints, component shortages, shipping container availability constraints and higher freight costs, as well as significant material cost inflation resulting from the accelerated pace of the market recovery, all of which have negatively impacted the Company during the third quarter. This continued high level of disruption to the Company’s manufacturing and logistics operations are expected for the remainder of 2021 and into 2022. In addition, the effects of the COVID-19 pandemic, including border closures, halted Nuvera's progress on certain research and development agreements that were entered into prior to the start of the pandemic. In anticipation of fulfilling these agreements, Nuvera made significant investments in manufacturing and equipment expansion, as well as increased inventory levels. As a result, it was determined that carrying value of the Nuvera fixed assets exceeded the undiscounted cash flows from the assets and the fair value of Nuvera's fixed assets exceeded the carrying value by $10.0 million. The impairment charge for property, plant and equipment was recorded in "Selling, general and administrative expenses" in the unaudited condensed consolidated statements of operations. The estimated fair value of property, plant and equipment was determined using a cost approach, which is a Level 3 under the fair value hierarchy. Based on the Company’s analysis, all remaining long-lived assets with finite lives were not impaired as of September 30, 2021. In addition, Nuvera reduced its inventory by $14.8 million to its estimated net realizable value during the third quarter of 2021, which is recorded in “Cost of Sales” in the unaudited condensed consolidated statements of operations.

As of September 30, 2021, the Company had goodwill and indefinite-lived intangible assets of $112.3 million and $17.4 million, respectively. The Company's goodwill primarily relates to the JAPIC and Bolzoni reporting units, which has goodwill of $54.8 million and $54.7 million, respectively. The Company evaluates the carrying amount of goodwill and indefinite-lived intangible assets for impairment annually as of May 1st and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. The Company completed the annual testing of impairment during the second quarter of 2021 and the fair value of the indefinite-lived intangible assets was in excess of its carrying value and thus, no impairment existed. As of the most recent annual impairment test, the Company estimated an excess of fair value over carrying value of approximately 10% for the JAPIC reporting unit goodwill and approximately 12% and 16% for the Bolzoni reporting unit goodwill and indefinite-lived intangibles, respectively.

As part of the ongoing goodwill qualitative analysis, the Company evaluates whether there are reasonably likely changes to management’s estimates that would have a material impact on the results of the goodwill impairment testing. During the third quarter of 2021, the Company’s cash flow forecasts based upon management’s long-term view of markets used by senior management and the Board of Directors to evaluate operating performance did not result in impairment, as such long-term cash flows were not materially different than the cash flow projections used for the annual impairment valuation. As the Company continues to evaluate the long-term future cash flow impacts of the on-going pandemic-related and other global supply chain constraints, component shortages, shipping container availability constraints and higher freight costs, as well as significant material cost inflation resulting from the accelerated pace of the market recovery, additional interim impairment testing may be necessary in future quarters and future impairment charges are reasonably possible.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2021
Balance at December 31, 2020	$64.7
Current year warranty expense	23.0
Change in estimate related to pre-existing warranties	1.5
Payments made	(21.1)
Foreign currency effect	(0.9)
Balance at September 30, 2021	$67.2

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

In 2019, the Company's legal advisors in Brazil notified the Company that they received judicial notification that the STF had issued a favorable decision in the case granting the Company the right to recover, by offsetting federal tax liabilities, amounts of overpayments collected by the government from 1999 to the present date. The judicial court decision is final and not subject to appeals. The current estimate of the refund calculated on a gross basis is approximately 110 million Brazilian reais, or approximately $20 million as of September 30, 2021.

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

The amount and ultimate timing of realization of these recoveries is dependent upon administrative approvals, generation of federal tax liabilities in Brazil eligible for offset and potential impacts of future legislative actions within Brazil, all of which are uncertain. The Company has negotiated the sale of these credits at a discount and has revised the net realizable value of the credits to approximately 42 million Brazilian reais, or $7.8 million as of September 30, 2021. In addition, the Company has generated additional tax credits since the favorable decision in 2019 of approximately 12 million Brazilian reais, or approximately $2.4 million. The Company recorded approximately $2.2 million and $8.5 million of income related to the revised estimate of net realizable value of these credits in the three and nine months ended September 30, 2021, respectively, in “Cost of Sales” in the unaudited condensed consolidated statements of operations.

Note 14—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at September 30, 2021 and December 31, 2020 were $115.5 million and $119.7 million, respectively. As of September 30, 2021, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at September 30, 2021 was approximately $177.7 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of September 30, 2021, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $21.9 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $11.5 million as of September 30, 2021. The $21.9 million is included in the $115.5 million of total amounts subject to recourse or repurchase obligations at September 30, 2021.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At September 30, 2021, approximately $94.5 million of the Company's total recourse or repurchase obligations of $115.5 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At September 30, 2021, loans from WF to HYGFS totaled $1.1 billion. Although the Company’s contractual guarantee was $216.7 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $94.5 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $199.9 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $272.3 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at September 30, 2021:

	HYGFS	Total
Total recourse or repurchase obligations	$94.5	$115.5
Less: exposure limited for certain dealers	21.9	21.9
Plus: 7.5% of original loan balance	11.5	11.5
	84.1	105.1
Incremental obligation related to guarantee to WF	199.9	199.9
Total exposure related to guarantees	$284.0	$305.0

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

The Company's equity investments in unconsolidated affiliates recorded on the unaudited condensed consolidated balance sheets are as follows:

	September 30, 2021	December 31, 2020
HYGFS	$22.5	$21.4
SN	44.1	44.6
Bolzoni	0.3	0.2

Dividends received from unconsolidated affiliates are summarized below:

	NINE MONTHS ENDED
	SEPTEMBER 30
	2021	2020
HYGFS	$5.1	$6.4
SN	0.4	0.9
	$5.5	$7.3
Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2021	2020	2021	2020
Revenues	$105.4	$93.8	$315.3	$290.8
Gross profit	$40.2	$34.1	$118.3	$98.0
Income from continuing operations	$12.7	$12.3	$34.8	$23.2
Net income	$12.7	$12.3	$34.8	$23.2

The Company has an equity investment in a third party valued using a quoted market price in an active market, or Level 1 in the fair value hierarchy. The Company's investment as of September 30, 2021 and December 31, 2020 was $1.9 million and $2.1 million, respectively. Any gain or loss on the investment is included on the line "Other, net" in the "Other (income) expense" section of the unaudited condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2021	2020	2021	2020
Gain (loss) on equity investment	$—	$0.2	$—	$(1.0)

During the first quarter of 2021, the Company sold its investment in preferred shares of OneH2, Inc. for $15.7 million, including accrued dividends, and recognized a gain of $4.6 million. The gain on the sale of the investment is included on the line "Other, net" in the "Other (income) expense" section of the unaudited condensed consolidated statements of operations. The Company's investment was $0.8 million and $11.9 million as of September 30, 2021 and December 31, 2020, respectively.

Note 16—Restructuring

During 2020, the Company performed an in-depth global review to help establish a more sustainable long-term cost structure. As a result, the Company plans to restructure its operations to optimize global commercial operations. The Company recognized a charge of approximately $4.4 million during the year ended December 31, 2020. These charges primarily related to severance, which was recorded on the line "Selling, general and administrative expenses" in the unaudited condensed consolidated statements of operations. During the third quarter of 2021, the Company recorded a provision of $0.3 million for additional severance. During the first nine months of 2021, the Company recorded a net benefit of $0.1 million as a result of changes in estimates of severance accruals. In addition, approximately $1.2 million and $2.5 million of severance payments were paid in the three and nine-months ended September 30, 2021, respectively. The remaining severance payments are expected to be paid through 2023.

Following is the detail of the cash charges incurred by reporting segment:

	Total charges incurred	Total charges incurred through December 31, 2020	Total expense (benefit) recorded in the nine months ended September 30, 2021
Americas	$0.7	$1.0	$(0.3)
EMEA	2.0	2.0	—
JAPIC	1.6	1.4	0.2
	$4.3	$4.4	$(0.1)
Following is an analysis of the activity related to the liability:

	Americas	EMEA	`	JAPIC	Total
Balance at January 1, 2021	$1.0	$2.0		$1.4	$4.4
Provision	0.1	—		0.3	0.4
Changes in estimate	(0.4)	—		(0.1)	(0.5)
Payments	(0.7)	(0.7)		(1.1)	(2.5)
Translation	—	(0.1)		(0.1)	(0.2)
Balance at September 30, 2021	$—	$1.2		$0.4	$1.6

Note 17—Maximal Equity Transfer Agreement

As of September 30, 2021, the Company maintained a 75% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal").

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
During 2020, broad measures taken by governments, businesses and others across the globe to limit the spread of novel coronavirus ("COVID-19") adversely affected the Company. The resulting significant decline in economic activity also reduced the demand for the Company's products and limited the availability of components from certain suppliers. Production was significantly reduced or suspended at the Company's Chinese and European facilities for certain periods during the first and second quarters of 2020. The Company also initiated several cost reduction measures designed to ease liquidity pressure. These cost containment actions included spending and travel restrictions, significant reductions in temporary personnel, furloughs, suspension of incentive compensation and profit sharing, benefit reductions and salary reductions. Effective January 1, 2021, the Company reinstated pre-pandemic salaries, benefits and incentive compensation programs. The cost containment actions associated with hiring, use of contract and temporary workers, travel and meetings, as well as other discretionary spending are continuing. These measures are expected to remain in place until market and economic uncertainty dissipates and results improve. In addition, the Company adjusted production levels in 2020 at its manufacturing plants to align more closely with the reduced levels of demand, and worked closely with suppliers to help ensure current needs were met while also promoting continuity as the market improved. However, despite these efforts, during the third quarter and first nine months of 2021, the Company experienced further pandemic-related and other global supply chain constraints, component shortages, shipping container availability constraints and higher freight costs, as well as significant material cost inflation resulting from the accelerated pace of the market recovery, all of which have negatively impacted the Company.

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

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)	NINE MONTHS ENDED		Favorable / (Unfavorable)
	SEPTEMBER 30			SEPTEMBER 30
	2021	2020	% Change	2021	2020	% Change
Lift truck unit shipments (in thousands)
Americas	13.7	12.0	14.2%	39.0	41.1	(5.1)%
EMEA	6.2	5.4	14.8%	18.6	15.1	23.2%
JAPIC	3.3	3.2	3.1%	10.6	7.8	35.9%
	23.2	20.6	12.6%	68.2	64.0	6.6%
Revenues
Americas	$494.3	$426.9	15.8%	$1,433.1	$1,432.4	—%
EMEA	153.4	143.8	6.7%	499.2	416.0	20.0%
JAPIC	56.1	48.0	16.9%	181.6	140.6	29.2%
Lift truck business	703.8	618.7	13.8%	2,113.9	1,989.0	6.3%
Bolzoni	90.0	63.3	42.2%	254.3	215.4	18.1%
Nuvera	0.2	0.7	(71.4)%	0.5	2.8	(82.1)%
Eliminations	(45.8)	(30.3)	51.2%	(122.7)	(114.7)	7.0%
	$748.2	$652.4	14.7%	$2,246.0	$2,092.5	7.3%
Gross profit (loss)
Americas	$44.5	$65.7	(32.3)%	$190.2	$240.3	(20.8)%
EMEA	18.5	22.4	(17.4)%	68.6	57.4	19.5%
JAPIC	3.9	6.2	(37.1)%	16.7	14.9	12.1%
Lift truck business	66.9	94.3	(29.1)%	275.5	312.6	(11.9)%
Bolzoni	15.2	12.1	25.6%	47.4	40.5	17.0%
Nuvera	(16.5)	(2.7)	(511.1)%	(22.3)	(8.5)	(162.4)%
Eliminations	(0.5)	(0.3)	n.m.	(0.7)	(0.9)	n.m.
	$65.1	$103.4	(37.0)%	$299.9	$343.7	(12.7)%
Selling, general and administrative expenses
Americas	$61.4	$49.6	(23.8)%	$178.9	$162.4	(10.2)%
EMEA	19.4	19.1	(1.6)%	65.7	61.4	(7.0)%
JAPIC	7.4	9.4	21.3%	24.6	27.6	10.9%
Lift truck business	88.2	78.1	(12.9)%	269.2	251.4	(7.1)%
Bolzoni	15.2	12.0	(26.7)%	47.0	38.2	(23.0)%
Nuvera	16.0	6.0	(166.7)%	29.0	17.9	(62.0)%
	$119.4	$96.1	(24.2)%	$345.2	$307.5	(12.3)%
Operating profit (loss)
Americas	$(16.9)	$16.1	(205.0)%	$11.3	$77.9	(85.5)%
EMEA	(0.9)	3.3	n.m.	2.9	(4.0)	(172.5)%
JAPIC	(3.5)	(3.2)	(9.4)%	(7.9)	(12.7)	37.8%
Lift truck business	(21.3)	16.2	(231.5)%	6.3	61.2	(89.7)%
Bolzoni	—	0.1	(100.0)%	0.4	2.3	(82.6)%
Nuvera	(32.5)	(8.7)	(273.6)%	(51.3)	(26.4)	(94.3)%
Eliminations	(0.5)	(0.3)	n.m.	(0.7)	(0.9)	n.m.
	$(54.3)	$7.3	n.m.	$(45.3)	$36.2	(225.1)%
Interest expense	$4.1	$3.1	(32.3)%	$10.7	$10.7	—%
Other (income) expense	$(2.1)	$(2.2)	(4.5)%	$(8.1)	$(2.3)	n.m.

	THREE MONTHS ENDED		Favorable / (Unfavorable)	NINE MONTHS ENDED		Favorable / (Unfavorable)
	SEPTEMBER 30			SEPTEMBER 30
	2021	2020	% Change	2021	2020	% Change
Net income (loss) attributable to stockholders
Americas	$(31.8)	$10.7	n.m.	$(17.3)	$52.0	(133.3)%
EMEA	0.1	3.7	n.m.	4.9	(0.9)	n.m.
JAPIC	(3.1)	(2.8)	(10.7)%	(4.9)	(8.5)	42.4%
Lift truck business	(34.8)	11.6	n.m.	(17.3)	42.6	(140.6)%
Bolzoni	2.2	0.1	n.m.	2.2	2.2	—%
Nuvera	(38.1)	(6.1)	n.m.	(48.5)	(18.6)	(160.8)%
Eliminations	(6.5)	(0.5)	n.m.	(6.1)	(2.2)	n.m.
	$(77.2)	$5.1	n.m	$(69.7)	$24.0	n.m.
Diluted earnings per share	$(4.59)	$0.30	n.m.	$(4.15)	$1.43	n.m.
Reported income tax rate	(36.4)%	10.9%		(42.8)%	9.0%
n.m. - not meaningful

Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of September 30, 2021, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2021	2020	2021	2020
Unit backlog, beginning of period	84.9	31.5	40.6	41.2
Unit shipments	(23.2)	(20.6)	(68.2)	(64.0)
Unit bookings	37.1	22.7	126.4	56.4
Unit backlog, end of period	98.8	33.6	98.8	33.6

The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2021	2020	2021	2020
Bookings, approximate sales value	$910	$545	$2,950	$1,360
Backlog, approximate sales value	$2,450	$910	$2,450	$910

Third Quarter of 2021 Compared with Third Quarter of 2020

The following table identifies the components of change in revenues for the third quarter of 2021 compared with the third quarter of 2020:

Revenues
2020	$652.4
Increase (decrease) in 2021 from:
Unit volume and product mix	41.2
Bolzoni revenues	26.7
Parts	17.2
Other	14.5
Foreign currency	6.7
Price	5.5
Eliminations	(15.5)
Nuvera revenues	(0.5)
2021	$748.2

Revenues increased 14.7% to $748.2 million in the third quarter of 2021 from $652.4 million in the third quarter of 2020. The increase was primarily due to higher unit and parts volume in the lift truck business and Bolzoni, in addition to improved fleet services revenue, pricing and favorable currency movements from the translation of sales into U.S. dollars.

America's revenues increased in the third quarter of 2021 compared with the third quarter of 2020, primarily from higher unit and parts volume and higher fleet service revenue.

EMEA's revenues increased mainly due to higher unit and parts volume and favorable foreign currency movements of $3.7 million from the translation of sales into U.S. dollars.

JAPIC's revenues increased primarily as a result of improved unit volumes and favorable foreign currency movements of $1.9 million.

Bolzoni's revenues increased mainly due to higher unit volume, partially offset by a shift in sales to lower-priced products.

The following table identifies the components of change in operating profit for the third quarter of 2021 compared with the third quarter of 2020:

Operating Profit (Loss)
2020	$7.3
Decrease in 2021 from:
Lift truck gross profit	(27.6)
Nuvera operations	(23.8)
Lift truck selling, general and administrative expenses	(10.1)
Bolzoni operations	(0.1)
2021	$(54.3)

The Company recognized an operating loss of $54.3 million in the third quarter of 2021 compared with operating profit of $7.3 million in the third quarter of 2020. The change in operating profit (loss) was primarily due to lower gross profit and unfavorable selling, general and administrative expenses in the lift truck business and a larger operating loss at Nuvera. The decrease in gross profit was primarily due to significant material and freight cost inflation due to supply chain and logistics constraints of $37.2 million, mainly in the Americas. The increase in selling, general and administrative expenses in the lift truck business was primarily due to the reinstatement of pre-pandemic employee-related salaries and benefits. In addition, the third quarter of 2021 included $24.7 million of inventory and property, plant and equipment adjustments at Nuvera. See Note 11 for further discussion of Nuvera's adjustments.

Americas recognized an operating loss of $16.9 million in the third quarter of 2021 compared with an operating profit of $16.1 million the third quarter of 2020 due to a decrease in gross profit and an increase in selling, general and administrative expenses. Gross profit declined primarily due to material cost inflation and increased freight costs of $32.8 million, net of price increases of $4.5 million, a shift in sales mix to lower-margin lift trucks and higher manufacturing costs resulting from inefficiencies associated with component shortages. The decrease in gross profit was partly offset by the realization of higher margins on parts sales and a $2.2 million favorable adjustment for social contribution taxes previously imposed on material purchases in Brazil. See Note 13 for further discussion. Selling, general and administrative expenses increased mainly as result of the reinstatement of pre-pandemic salaries and benefits that were suspended in 2020.

EMEA had an operating loss of $0.9 million in the third quarter of 2021 compared to an operating profit of $3.3 million in the third quarter of 2020. The decrease in gross profit was primarily the result of increases in material and freight costs, higher manufacturing costs resulting from inefficiencies associated with component shortages and the absence of $1.5 million of government subsidies received in the third quarter of 2020.

JAPIC's operating loss increased to $3.5 million in the third quarter of 2021 from $3.2 million in the third quarter of 2020 primarily due to lower gross profit from material cost inflation and unfavorable manufacturing variances, partially offset by increased volume and favorable foreign currency movements.

Nuvera's operating loss increased to $32.5 million in the third quarter of 2021 compared with $8.7 million in the third quarter of 2020 as result of charges of $24.8 million recorded in the third quarter of 2021 on Nuvera's inventory and property, plant and equipment. See Note 11 for further discussion these charges at Nuvera.

The Company recognized net loss attributable to stockholders of $77.2 million in the third quarter of 2021 compared with net income attributable to stockholders of $5.1 million in the third quarter of 2020. The decrease was primarily the result of lower operating profit and a valuation allowance of $38.4 million provided against deferred tax assets. See Note 5 for further discussion of the Company's income tax provision.

First Nine Months of 2021 Compared with First Nine Months of 2020

The following table identifies the components of change in revenues for the first nine months of 2021 compared with the first nine months of 2020:

Revenues
2020	$2,092.5
Increase (decrease) in 2021 from:
Foreign currency	43.1
Parts	42.3
Bolzoni revenues	38.9
Other	30.6
Price	10.2
Eliminations	(8.0)
Nuvera revenues	(2.3)
Unit volume and product mix	(1.3)
2021	$2,246.0

Revenues increased 7.3% to $2,246.0 million in the first nine months of 2021 from $2,092.5 million in the first nine months of 2020. The increase was mainly due to favorable currency movements from the translation of sales into U.S. dollars, primarily in EMEA, higher parts volumes in the Americas and EMEA, higher volume at Bolzoni and improved fleet service revenue in the Americas.

America's revenues increased slightly in the first nine months of 2021 compared with the first nine months of 2020, primarily from favorable aftermarket sales, including part sales, driven by an increase in customer demand as well as favorable pricing of lift trucks. The increase was partially offset by lower unit volumes due to global supply chain constraints and component shortages.

EMEA's revenues increased mainly due to favorable foreign currency movements of $36.5 million from the translation of sales into U.S. dollars and higher unit and parts volume resulting from increased customer demand.

JAPIC's revenues increased primarily as a result of improved unit volumes and favorable foreign currency movements of $9.9 million, partially offset by a shift in sales to lower-priced lift trucks.

Bolzoni's revenues increased mainly due to higher unit volume.

The following table identifies the components of change in operating profit for the first nine months of 2021 compared with the first nine months of 2020:

Operating Profit (Loss)
2020	$36.2
Decrease in 2021 from:
Lift truck gross profit	(36.9)
Nuvera operations	(24.9)
Lift truck selling, general and administrative expenses	(17.8)
Bolzoni operations	(1.9)
2021	$(45.3)

The Company recognized operating loss of $45.3 million in the first nine months of 2021 compared with operating profit of $36.2 million in the first nine months of 2020. The decrease in operating profit was primarily due to lower gross profit and unfavorable selling, general and administrative expenses in the lift truck business and a higher operating loss at Nuvera. Gross profit declined mainly due to material cost inflation and increased freight costs of $50.6 million, a shift in sales to lower-margin lift trucks, and higher manufacturing costs resulting from inefficiencies associated with component shortages. The decrease in gross profit was partially offset by favorable parts volume in the Americas and EMEA, favorable foreign currency movements of $13.6 million and a favorable adjustment of $8.5 million for social contribution taxes previously imposed on material purchases in Brazil. In addition, the first nine months of 2020 included $6.5 million of government subsidies at EMEA and Bolzoni. Selling, general and administrative expenses increased as pre-pandemic salaries and benefits were reinstated, including $12.2 million of incentive compensation.

Operating profit in the Americas decreased to $11.3 million in the first nine months of 2021 compared with $77.9 million in the first nine months of 2020 due to a decrease in gross profit and higher operating expenses. Gross profit declined mainly due to material cost inflation and increased freight costs of $45.5 million, higher manufacturing costs resulting from inefficiencies associated with component shortages of $10.0 million, a shift in mix to lower-margin products and lower volume. These items were partially offset by favorable parts sales and a favorable adjustment of $8.5 million for social contribution taxes previously imposed on material purchases in Brazil. The increase in selling, general and administrative expenses primarily resulted from the reinstatement of pre-pandemic salaries and benefits, including $8.9 million of incentive compensation.

EMEA recognized operating profit of $2.9 million in the first nine months of 2021 compared with an operating loss of $4.0 million in the first nine months of 2020 mainly as a result of improved gross profit partially offset by higher selling, general and administrative expenses. Gross profit increased from favorable foreign currency movements of $6.5 million, improved parts and unit volume and improved pricing, partially offset by the absence of $6.5 million of government subsidies received in the first nine months of 2020. Selling, general and administrative expenses increased primarily as pre-pandemic salaries and benefits were reinstated, including $1.2 million of incentive compensation.

JAPIC's operating loss decreased to $7.9 million in the first nine months of 2021 from $12.7 million in the first nine months of 2020 primarily due to improved gross profit from higher unit volume and favorable foreign currency movements of $5.0 million partially offset by material cost inflation as well as higher manufacturing costs and a shift in mix to lower-margin products.

Operating profit at Bolzoni decreased to $0.4 million in the first nine months of 2021 compared with $2.3 million in the first nine months of 2020 mainly from material cost inflation, including freight, which offset the improved volumes. Operating profit was also unfavorably affected by the absence of government subsidies of $5.0 million and the reinstatement of pre-pandemic salaries and employee benefits, including $0.7 million of incentive compensation.

Nuvera's operating loss increased to $51.3 million in the first nine months of 2021 compared with $26.4 million in the first nine months of 2020 as result of charges of $24.8 million recorded in the first nine months of 2021 on Nuvera's inventory and property, plant and equipment. See Note 11 for further discussion of these charges at Nuvera.

The Company recognized net loss attributable to stockholders of $69.7 million in the first nine months of 2021 compared with net income attributable to stockholders of $24.0 million in the first nine months of 2020. The decrease was primarily the result of lower operating profit and a valuation allowance of $38.4 million provided against deferred tax assets in the third quarter of 2021. These items were partially offset by a $4.6 million gain related to the sale of the Company's preferred shares of OneH2 in the first nine months of 2021 and higher equity earnings in unconsolidated subsidiaries. See Note 5 for further discussion of the Company's income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2021	2020	Change
Operating activities:
Net income (loss)	$(68.4)	$25.3	$(93.7)
Depreciation and amortization	34.7	31.8	2.9
Impairment charge	10.0	—	10.0
Dividends from unconsolidated affiliates	5.5	7.3	(1.8)
Working capital changes
Accounts receivable	(70.6)	60.2	(130.8)
Inventories	(261.9)	71.1	(333.0)
Accounts payable and other liabilities	173.1	(119.7)	292.8
Other current assets	(12.2)	(7.4)	(4.8)
Other operating activities	(2.0)	7.5	(9.5)
Net cash provided by (used for) operating activities	(191.8)	76.1	(267.9)
Investing activities:
Expenditures for property, plant and equipment	(29.5)	(37.2)	7.7
Proceeds from the sale of assets and investment	19.4	7.4	12.0
Net cash used for investing activities	(10.1)	(29.8)	19.7
Cash flow before financing activities	$(201.9)	$46.3	$(248.2)

Net cash provided by (used for) operating activities decreased $267.9 million in the first nine months of 2021 compared with the first nine months of 2020, primarily as a result of changes in working capital items and net income (loss). The changes were mainly due to the global supply chain constraints, component shortages, shipping container availability constraints and higher freight costs.

The change in net cash used for investing activities during the first nine months of 2021 compared with the first nine months of 2020 is due to the proceeds from the sale of preferred shares of OneH2 for $15.7 million and lower capital expenditures in 2021.

	2021	2020	Change
Financing activities:
Net increase (decrease) of long-term debt and revolving credit agreements	$138.7	$(2.7)	$141.4
Cash dividends paid	(16.2)	(16.0)	(0.2)
Financing fees paid	(7.6)	—	(7.6)
Other	(0.2)	(0.4)	0.2
Net cash provided by (used for) financing activities	$114.7	$(19.1)	$133.8

Net cash provided by (used for) financing activities increased $133.8 million in the first nine months of 2021 compared with the first nine months of 2020. The increase was primarily related to additional borrowings from refinancing the Term Loan (as defined below) and on the Facility (as defined below) in the first nine months of 2021 compared to the first nine months of 2020. The borrowings were primarily used to fund working capital needs. The increase was partially offset by financing fees paid in connection with the amendments of the Facility and Term Loan.

Financing Activities

The Company has a $300.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in June 2026. There were $73.6 million of borrowings outstanding under the Facility at September 30, 2021. The availability under the Facility at September 30, 2021 was $222.0 million, which reflects reductions of $4.4 million for letters of credit and other restrictions. As of September 30, 2021, the Facility consisted of a U.S. revolving credit facility of $210.0 million and a non-U.S. revolving credit facility of $90.0 million. The obligations under the Facility are generally secured by a first lien on the working capital assets of the borrowers in the Facility, which include but are not limited to, cash and cash equivalents, accounts receivable and inventory (the "Facility Collateral") and a second lien on the Term Loan Collateral (defined below). The approximate book value of assets held as collateral under the Facility was $1.1 billion as of September 30, 2021.

Borrowings under the Facility bear interest at a floating rate, which can be a base rate, LIBOR or EURIBOR, as defined in the Facility, plus an applicable margin. The applicable margins are based on the total excess availability, as defined in the Facility, and range from 0.25% to 0.75% for U.S. base rate loans and 1.25% to 1.75% for LIBOR, EURIBOR and foreign base rate loans. The applicable margins, as of September 30, 2021, for U.S. base rate loans and LIBOR loans were 0.25% and 1.25%, respectively. The applicable margin, as of September 30, 2021, for non-U.S. base rate loans and LIBOR loans was 1.25%. The applicable interest rates for borrowings outstanding under the Facility on September 30, 2021 was 3.50%, 1.32% and 1.25% for the U.S. base rate, U.S. LIBOR and foreign LIBOR loans, respectively. The Facility also required the payment of a fee of 0.25% per annum on the unused commitments as of September 30, 2021.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At September 30, 2021, the Company was in compliance with the covenants in the Facility.

The Company also has a $225.0 million term loan (the "Term Loan"), which matures in May 2028. The Term Loan requires quarterly principal payments on the last day of each March, June, September and December commencing September 30, 2021 in an amount equal to $562,500 and the final principal repayment is due in May 2028. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At September 30, 2021, there was $224.4 million of principal outstanding under the Term Loan which has been reduced in the unaudited condensed consolidated balance sheet by $5.5 million for discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property (collectively, the "Term Loan Collateral") and a second priority lien on the Facility Collateral. The approximate book value of assets held as collateral under the Term Loan was $800 million as of September 30, 2021.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin, as provided in the Term Loan, is 2.50% for base rate loans and 3.50% for Eurodollar loans. The interest rate on the amount outstanding under the Term Loan at September 30, 2021 was 4.00%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make up to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. The Term Loan also contains a provision requiring a premium to be paid in the event of a repricing of the borrowings under the Term Loan, whether by amendment or entry into new loans, within the six-month period following entry into the Term Loan. At September 30, 2021, the Company was in compliance with the covenants in the Term Loan.

The Company incurred fees and expenses of $7.6 million in 2021 related to the amendment of the Facility and the
Term Loan. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.

The Company had other debt outstanding, excluding finance leases, of approximately $109.4 million at September 30, 2021. In addition to the excess availability under the Facility of $222.0 million, the Company had remaining availability of $23.9 million related to other non-U.S. revolving credit agreements.

The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in June 2026.

Contractual Obligations, Contingent Liabilities and Commitments

During the second quarter of 2021, the Company entered into an agreement providing for the amendment and restatement of the Term Loan, which is described above. As of September 30, 2021, the Company had additional borrowings under the Term Loan, revolving credit agreements and other debt of $130.1 million and higher purchase and other obligations of $145.2 million than the amounts reported on pages 23 and 24 in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Nine Months Ended September 30, 2021	Planned for Remainder of 2021	Planned 2021 Total	Actual 2020
Lift truck business	$20.3	$18.2	$38.5	$44.2
Bolzoni	7.3	3.6	10.9	5.3
Nuvera	1.9	0.6	2.5	2.2
	$29.5	$22.4	$51.9	$51.7

Planned expenditures for the remainder of 2021 are primarily for product development, improvements at manufacturing locations, improvements to information technology infrastructure and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	SEPTEMBER 30 2021	DECEMBER 31 2020	Change
Cash and cash equivalents	$61.4	$151.4	$(90.0)
Other net tangible assets	712.2	615.7	96.5
Intangible assets	52.3	58.5	(6.2)
Goodwill	112.3	114.7	(2.4)
Net assets	938.2	940.3	(2.1)
Total debt	(428.0)	(289.2)	(138.8)
Total equity	$510.2	$651.1	$(140.9)
Debt to total capitalization	46%	31%	15%

OUTLOOK AND STRATEGIC PERSPECTIVE

Consolidated Outlook

Given the extensive component shortages due to supply chain constraints, significant material and freight cost inflation, as well as continued losses at Nuvera, the Company, on a consolidated basis, expects significant operating and net losses for the 2021 fourth quarter and in the first half of 2022. As the Company continues to evaluate the long-term future cash flow impacts of these issues, additional interim impairment testing may be necessary in future quarters and future impairment charges are reasonably possible. Consolidated results are expected to return to an operating profit in the second half of 2022 assuming reasonable resolution of component shortages and relative stabilization of material and freight costs. The Company also expects to have moderately reduced losses at Nuvera as a result of enhanced fuel cell shipments.

While the Company expects to make additional investments in the business during the fourth quarter of 2021, and in 2022, maintaining liquidity will continue to be a priority. Capital expenditures in the fourth quarter of 2021 are expected to be approximately $22 million.

Lift Truck Strategic Perspective

The global lift truck market is expected to decline in the fourth quarter of 2021 compared with the prior year fourth quarter, but still remain significantly higher than pre-pandemic levels. Markets in 2022 are expected to recede from the historical highs of 2021, but still be higher than pre-pandemic levels. As a result of this market outlook, the Lift Truck business is anticipating a substantial decrease in bookings in the 2021 fourth quarter compared with the third quarter of 2021, and in the succeeding 2022 quarters compared with the respective 2021 quarters.

In the first nine months of 2021, the Company has experienced production and shipment levels which are far lower than its objectives due to supply chain logistics constraints. This is anticipated to continue in the 2021 fourth quarter and in at least the first half of 2022. Nonetheless, shipments are expected to increase over the prior year fourth quarter and the third quarter of 2021. Significant material cost inflation and higher freight costs, which continued to worsen in the 2021 third quarter, and the current non-renewal of tariff exclusions are expected to continue to affect the cost of components and freight negatively over the remainder of 2021 compared with the prior year fourth quarter. The Lift Truck business has implemented price increases several times over the course of 2021 to moderate the effect of material cost inflation, but many of the orders in the backlog slotted for production in the remainder of 2021 and the first half of 2022 do not reflect the full effect of all these price increases. As a result, the Company expects to continue to experience low margins in the fourth quarter of 2021 and, at best, in the first half of 2022, due to the lag between when unit price increases went into effect and when they are realized as the units are shipped. The Company will continue to work aggressively to manage supply chain and logistics costs and component availability and tariff exclusions, and will adjust prices accordingly. As a result of these factors, and the increase in costs associated with the reinstatement of pre-pandemic salaries and benefits, significant operating and net losses are expected in the Lift Truck business in the 2021 fourth quarter and in the first half of 2022.

From a strategic perspective, the Lift Truck business has three core strategies that are expected to have a transformational impact on the Company’s competitiveness, market position and economic performance. The first is to provide the lowest cost of ownership while enhancing customer productivity. The primary focus of this strategic initiative is the new modular and scalable product projects, which are expected to lay the groundwork for enhanced market position by providing lower cost of ownership and enhanced productivity for the Company’s customers, including low-intensity applications. Additional to this are key projects geared toward electrification of trucks for applications now dominated by internal combustion engine trucks, automation product options and providing telemetry and operator assist systems. The second core strategy is to be the leader in the delivery of industry- and customer-focused solutions. The primary focus for this strategic initiative is transforming the Company's sales approach by using an industry-focused approach to meet its customers' needs. The third core strategy is to be the leader in independent distribution. The main focus of this strategic initiative is on dealer and major account coverage, dealer excellence and ensuring outstanding dealer ownership globally.

As a result of these core strategies and the increased shipment volume potential of the current backlog and 2022 expected bookings, the Lift Truck business expects to return to an operating profit in the second half of 2022. Over this period, the Company is assuming the stabilization or reduction of product and transportation costs and the continued expectation of improved component and logistics availability. Over this period and the longer term, the Company is also assuming the continued introduction of the currently released and additional modular and scalable product families and the continued implementation of cost savings initiatives.

Bolzoni Strategic Perspective

Bolzoni expects increases in operating profit and net income in the fourth quarter of 2021 compared with both the prior-year period and the first nine months of 2021. Over the course of 2022, Bolzoni expects component shortages to moderate and pricing to permit improved returns as the year progresses despite higher costs.

Bolzoni continues to focus on implementing its "One Company - 3 Brands" organizational approach to help streamline corporate operations and strengthen its North America and JAPIC commercial operations. Bolzoni is working to increase its Americas business by strengthening its ability to serve key attachment industries and customers in the North America market through the introduction of a broader range of locally produced attachments with shorter lead times, while continuing to sell cylinders and various other components produced in its Sulligent, Alabama plant. Bolzoni is also increasing its sales, marketing and product support capabilities both in North America and Europe based on an industry-specific approach, with an immediate focus on the paper, beverage, appliance, 3PL and automotive industries.

Nuvera Strategic Perspective

Nuvera continues to focus on serving niche, heavy-duty vehicle applications with expected strong near-term fuel cell adoption potential, using its 45kW and 60kW engines, which were both released for sale late in 2020. As a result of these releases, Nuvera accelerated its 45kW and 60kW engine commercialization operations for the global market. In the fourth quarter of 2021 and in 2022, Nuvera will continue to focus on ramping up demonstrations, quotes and bookings of these products. In addition, Nuvera has initiated development of a new 125kW engine and continues to focus on applications in the forklift truck market.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) delays in delivery and other supply chain disruptions, or increases in costs as a result of inflation or otherwise, including materials and transportation costs and shortages, the imposition of tariffs, or the renewal of tariff exclusions, on raw materials or sourced products, and labor or changes in or unavailability of quality suppliers or transporters, (2) the duration and severity of the COVID-19 pandemic, any preventive or protective actions taken by governmental authorities, the effectiveness of actions taken globally to contain or mitigate its effects, and any unfavorable effects of the COVID-19 pandemic on either the Company's or its suppliers plants' capabilities to produce and ship products if COVID-19 continues to spread or quarantines are re-established, (3) the ability of the Company and its dealers, suppliers and end-users to access credit in the current economic environment, or obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (4) further impairment charges or charges due to the valuation allowances, (5) delays in manufacturing and delivery schedules, (6) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, including any reduction in demand as a result of a COVID-19 triggered economic recession, (7) the successful commercialization of Nuvera's technology, (8) customer acceptance of pricing, (9) the political and economic uncertainties in the countries where the Company does business, (10) exchange rate fluctuations and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (11) bankruptcy of or loss of major dealers, retail customers or suppliers, (12) customer acceptance of, changes in the costs of, or delays in the development of new products, (13) introduction of new products by, or more favorable product pricing offered by, competitors, (14) product liability or other litigation, warranty claims or returns of products, (15) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (16) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, and (17) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation the entry into new trade agreements and the imposition of tariffs and/or economic sanctions.

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

Changes in internal control over financial reporting: During the third quarter of 2021, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None
Item 1A     Risk Factors
There have been no material changes from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 in the Section entitled "Risk Factors."
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
    None
Item 3    Defaults Upon Senior Securities
    None
Item 4    Mine Safety Disclosures
    Not applicable
Item 5    Other Information
    None
Item 6    Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number*	Description of Exhibits

10.1**	Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of July 1, 2021) is attached hereto
31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101
* Numbered in accordance with Item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.

Date:	November 2, 2021	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Senior Vice President and Chief Financial Officer (principal financial officer)