Form 10-K
period 2021-12-31
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2022-02-28
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended:	December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54799
HYSTER-YALE MATERIALS HANDLING, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1637659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5875 Landerbrook Drive
Suite 300
Cleveland	44124-4069
OH	(Zip code)
(Address of principal executive offices)
Registrant's telephone number, including area code: (440) 449-9600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $0.01 Per Share	HY	New York Stock Exchange

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

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter): $801,983,861
Number of shares of Class A Common Stock outstanding at February 25, 2022: 13,036,710
Number of shares of Class B Common Stock outstanding at February 25, 2022: 3,798,774
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2022 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
Item 1. BUSINESS
General
Hyster-Yale Materials Handling, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company Hyster-Yale Group, Inc. ("HYG"), is a leading, globally integrated, full-line lift truck manufacturer. The Company offers a broad array of solutions aimed at meeting the specific materials handling needs of its customers, including attachments and hydrogen fuel cell power products, telematics, automation and fleet management services, as well as a variety of other power options for its lift trucks. The Company, headquartered in Cleveland, Ohio, through HYG, designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally, primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, China, Northern Ireland, Mexico, the Netherlands, Brazil, the Philippines, Italy, Japan and Vietnam. Hyster-Yale was incorporated as a Delaware corporation in 1999.
The Company owns a 75% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"). Hyster-Yale Maximal is a Chinese manufacturer of low-intensity and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets. During 2021, the Company signed an Equity Transfer Agreement with Y-C Hongkong Holding Co., Limited (“HK Holding Co”), pursuant to which the Company expects to purchase 15% of the equity interest of Hyster-Yale Maximal from HK Holding Co for an aggregate purchase price of $25.2 million in June 2022, which will be paid in annual installments of $8.4 million beginning in June 2022 through June 2024. Subsequently, the Company will have an option to purchase HK Holding Co's remaining interest in Hyster-Yale Maximal at any time prior to June 8, 2056 for $16.8 million. If this option is exercised, the Company will own 100% of the equity interest of Hyster-Yale Maximal.
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
The components of the Company's revenues were as follows for the year ended December 31:

	2021	2020	2019
Lift trucks	73%	76%	75%
Parts	15%	14%	12%
Service, rental and other	6%	5%	8%
Bolzoni	6%	5%	5%
Nuvera	less than 1%	less than 1%	less than 1%
Sales of internal combustion engine lift trucks and electric lift trucks were approximately 42% and approximately 31% of annual revenues in 2021, respectively.

Manufacturing and Assembly
The Company manufactures components, such as frames, masts and transmissions, and assembles lift trucks in the market of sale whenever practical to minimize freight cost and balance currency mix. In some instances, however, it utilizes one worldwide location to manufacture specific components or assemble specific lift trucks. Additionally, components and assembled lift trucks are exported when it is advantageous to meet demand in certain markets. The Company operates eleven lift truck manufacturing and assembly facilities worldwide with four plants in the Americas, three in EMEA and four in JAPIC, including joint venture operations. In addition, the Company operates six principal Bolzoni manufacturing facilities worldwide.

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
Independent Dealers
The Company’s dealers, located in 125 countries, are generally independently owned and operated. The following table summarizes the Company's dealers as of December 31, 2021:

	Hyster®	Yale®	Dual-Branded	Maximal®
Americas	13	26	32	7
EMEA	68	76	12	17
JAPIC	96	9	5	65
	177	111	49	89
Global Accounts
The Company operates a direct sales program to major customers for both Hyster® and Yale®. This program focuses on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. This program accounted for 20%, 23% and 21% of new lift truck unit volume in 2021, 2020 and 2019, respectively. The independent dealers support these major customers by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with these major customer sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, this global accounts program markets services, including full maintenance leases and fleet management.
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
Backlog
The following table outlines the Company's backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks:

	December 31, 2021	September 30, 2021	December 31, 2020
Units (in thousands)	105.3	98.8	40.6
Backlog, approximate sales value (in millions)	$2,880	$2,450	$1,070
As of December 31, 2021, the Company expects substantially all of its backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks to be sold during the next twelve months. Backlog represents unfilled lift truck orders placed with the Company’s manufacturing and assembly facilities from dealers and direct sales to customers. In general, unfilled orders may be canceled at any time prior to the time of sale; however, the Company can assess cancellation penalties on dealer orders within a certain period prior to initiating production. In certain circumstances, dealer orders may be cancelled, for a limited time period without penalty, after receiving notice of a surcharge on the order from the Company. The dollar value of backlog is calculated using the current unit backlog and the forecasted average sales price per unit.
Key Suppliers and Raw Materials
The Company has experienced and is currently experiencing significant increases in material costs, primarily as a result of global price increases in industrial metals, including steel, lead and copper and other commodity products, such as rubber, as a result of increased demand and limited supply. Given the fixed pricing of a significant portion of the current backlog, while the Company attempts to pass these increased costs along to its customers in the form of higher prices for its products, it may not be able to fully offset the increased costs of industrial metals and other commodities, due to overall market conditions and the lag time involved in implementing price increases for its products.
A significant raw material required by the Company's manufacturing operations is steel, which is generally purchased from steel producing companies in the geographic area near each of the Company's manufacturing facilities. Other significant components for the Company's lift trucks are engines, axles, brakes, transmissions, batteries and chargers. In addition, the Company depends on a limited number of suppliers for some of the Company's crucial components, including diesel and gasoline engines, which are supplied by, among others, Power Solutions International, Inc., Kubota Corp., and Cummins Inc., drive-system components, which are supplied by, among others, Dana Corporation and ZF Company, and cast-iron counterweights used to counter balance some lift trucks, which are obtained from, among others, North Vernon Industry Corp. and Eagle Quest International Ltd. Some of these critical components are imported and subject to regulations, such as customary inspection by the U.S. Customs and Border Protection under the auspices of the U.S. Department of Homeland Security, as well as the Company's own internal controls and security procedures. While most components are available from numerous sources or in quantities sufficient to meet requirements, the Company has experienced and is currently experiencing significant shortages of key components for certain products which has affected production levels.
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
Research and Development
The Company’s lift truck research and development capability is organized around four major engineering centers that are coordinated on a global basis. Products are designed for each brand concurrently and generally each center is focused on the global requirements for a single product line. The Company’s counterbalanced development center, which has global design responsibility for several classes of lift trucks for a highly diverse customer base, is located in Fairview, Oregon. The Company’s big truck development center is located in Nijmegen, the Netherlands, adjacent to a dedicated global big truck assembly facility. Big trucks are primarily used in handling shipping containers and other specialized heavy lifting applications, including steel, concrete and energy-related industries. Warehouse trucks, which are primarily used in distribution applications, are designed based on regional differences in stacking and storage practices. The Company designs warehouse equipment for sale in the Americas market in Greenville, North Carolina, adjacent to the Americas manufacturing and assembly facility. The Company designs warehouse equipment for the European market in Masate, Italy, adjacent to its manufacturing and assembly facility for warehouse equipment. The Company also has an engineering Concept Center in the United Kingdom to support advanced design activities and an engineering office in India to support its global design activities for its four major engineering centers. The Company also has the Emerging Market Development Center in China to support low-intensity product development.
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
Sumitomo-NACCO Joint Venture
The Company has a 50% ownership interest in Sumitomo NACCO Forklift Co., Ltd. ("SN"), a limited liability company that was formed in 1970 primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each stockholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, the Company accounts for its ownership in SN using the equity method of accounting. The Company purchases Hyster®- and Yale®-branded lift trucks and related component and aftermarket parts from SN for sale outside of Japan under agreed-upon terms. The Company also contracts with SN for engineering design services on a cost plus basis and charges SN for technology used by SN but developed by the Company. During 2021, SN sold approximately 7,300 lift trucks.
Human Capital Resources
As of January 31, 2022, the Company had approximately 8,100 employees. The employees are distributed among each of the Company's businesses as follows:

Lift Truck	6,600
Bolzoni	1,300
Nuvera	200

Certain employees in the Danville, Illinois parts depot operations are unionized. The Company’s contract with the Danville union expires in June 2024. All other employees at the Company's facilities in the United States are not represented by unions. In Brazil, all employees are represented by a union. The Company’s contracts with the Brazilian unions expire annually at which time salaries and certain benefits are negotiated for the following year. In Mexico, certain employees are unionized. The Company’s contract with the Mexican union expires annually in March, at which time salaries are negotiated for the following year. Benefits in Mexico are negotiated every other year.
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
The Company believes the long-term best interests of its stockholders are best served by embracing economic, social, environmental and health and safety objectives throughout its organization, which also contributes benefits to its customers and the communities in which it operates. The Company has established specific cost-effective corporate goals through its 2026 Vision program that will reduce its impact on the environment and conserve natural resources. All of this is being carried out in the context of its leadership in electric forklift and fuel cell markets which have a significant positive environmental impact.
The Company considers its employees as a primary focus area of corporate responsibility. The Company's priority on people focuses on six main areas: occupational health and safety, customer health and safety, employment, training and education, diversity and equal opportunity and engagement with local communities.
Occupational Health & Safety
Strong health and safety performance is essential to the success of the Company. The framework includes the monitoring and measurement of key performance indicators as the Company strives to ensure the health and safety of employees. The Company believes injury and illness should be avoided, and requires all employees to be effectively trained and responsible for the assurance of safety on a daily basis. Employees are encouraged to initiate safety improvements, participate in safety committees and reinforce safety behaviors at all times. The Company is striving to reduce the injury and illness rates in its global operations to zero by 2026. The Company's most recent metrics from 2020 showed an approximately 10% reduction in the injury and illness rates from the 2015 baseline.
To protect the Company's employees while maintaining essential business functions, the Company implemented COVID-19 protocols and safety measures. Examples of these protocols include restricting travel, implementing a remote working policy where able, face covering policies and asking employees to practice self-health monitoring to further minimize potential exposure and spread of the virus. As appropriate, the Company has also adjusted medical benefits to allow for earlier medication refills, waived fees for virtual care services and encouraged employees to consider the COVID-19 vaccine as part of their ongoing personal safety measures. Social distancing practices such as decreasing the number of employees working closely together, adjusting workflows and pathways, installing physical protective barriers, limiting access to communal areas (i.e., break room, cafeteria), and increasing the cleaning, sanitizing, and/or disinfecting of areas within the Company's facilities continues.
At the beginning of the pandemic, the Company established divisionally specific processes for tracking and reviewing employee COVID-19 cases. Whenever a confirmed diagnosis or potential exposure to COVID-19 occurred, teams took action to contain the situation by implementing appropriate testing or quarantine requirements, focused cleaning and sanitization while informing employees of any potential risks.
The Company’s protocols have and continue to be guided by the guidance of the World Health Organization, the Center for Disease Control, Federal/State Occupational Safety, and other governmental and health authorities. Communication and reinforcement of the Company's COVID-19 protocols have been maintained through the Company's "COVID-19 Pandemic Guide" and ongoing communications to all employees through a variety of methods and channels.
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
In addition, the Company provided support and resources to our dealer network and customers to aid them in their response to the COVID-19 pandemic. This included tools, materials, and training through our "Dealer Portal", connections with leadership teams, and regular and consistent communications. An example of the programs provided was the development and launch of "HY-Shield Clean", a lift truck sanitization program designed to help keep facility personnel safe during operation of lift trucks, including daily operation and service calls. This was launched to help customers deal with fast changing conditions and maintain operations during the pandemic.
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
Training and Education
The Company encourages employees to pursue professional and personal development through training and educational opportunities such as the Company's "Learning and Development Guide" and it's "Hyster-Yale Learning Center". Each employee is provided access to the guide and the digital learning platform providing a wide variety of development opportunities with little or no cost to employees. In addition, many of our employees are required to complete annual Code of Corporate Conduct training and regular cybersecurity training.
Diversity and Equal Opportunity
The Company believes in hiring, engaging, developing and promoting people who are fully able to meet the demands of each position, regardless of race, color, religion, gender, sexual orientation, gender identity, national origin, age, veteran status or disability. The Company conducts surveys to monitor its performance in these areas.
The Company sponsors several employee resource groups that support employees, including the HYG Women's Network, the Veteran's Network and the Young Professional Network.
Engagement With Local Communities
As a major employer within our operating locations, the Company supports its local communities and is committed to helping them remain safe, healthy and resilient. The Company's past activities include corporate donations, volunteerism and education.
Environmental Health and Safety Responsibility
The Company is committed to accomplishing its business objectives in a manner that complies with its environmental health and safety obligations and requires all Company personnel to be responsible for their assurance, as outlined in the Code of Corporate Conduct. All Company personnel, contractors and suppliers are required to adhere to the following guidelines:
•comply with applicable environmental, health and safety requirements;
•advise supervisors of any potential environmental or safety hazards;
•keep all work areas free from environmental, health and safety hazards; and
•fulfill compliance obligations of the Company and government agencies.
In 2016, the Company established its 2026 Vision Program which, in part, established programs to be cost effectively achieved compared with a 2015 baseline as follows:
•strive to reduce carbon emission;
•strive to reduce volatile organic compound ("VOC") emissions from painting operations;
•strive to achieve zero waste to landfills at all sites;
•strive to reduce hazardous waste;
•strive to mitigate our waste footprint across all aspects of our value chain by reducing, reusing and recycling effluents and waste;
•strive to reduce water consumption; and
•strive to offer alternatives that enable customers to cost-effectively reduce carbon emissions.
The Company continues to responsibly manage products and packaging to make further progress with the projects set forth in the 2026 Vision Program. While the Company has generally made progress, year over year progress was limited by COVID-19 labor shortages and supply chain disruption from 2019 to 2021.

The Company's ownership of Nuvera is considered a transformational opportunity to be a global leader in a key emerging technology with the potential for zero emissions that can also provide enhanced productivity for heavy-duty motive power applications and for certain forklift truck applications. The objective for Nuvera is to be the preferred provider of heavy-duty fuel cell engines for zero-emissions mobility customers. Global interest in clean energy, as well as strong interest in Nuvera products by third parties, is increasingly supporting the achievement of this objective.
In recognition of continued leadership in supplier sustainability initiatives, the Company's Hyster® brand was listed as an Inbound Logistics’ top 75 Green Supply Chain Partners for the tenth consecutive year due largely to its lithium-ion and hydrogen fuel cell power systems and telemetry solutions.
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
Item 1A. RISK FACTORS
In addition to the other information in this Annual Report on Form 10-K and the Company's other filings with the SEC, the following risk factors should be carefully considered in evaluating the Company and its business before investing in the Company's common stock. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties, not presently known to the Company or otherwise, may also impair the Company's business. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. If any of the risks actually occur, the Company's business, financial condition or results of operations could be materially and adversely affected.
Risks Related to Our Business and Operations
The Company depends on a limited number of suppliers for specific critical components.
The Company depends on a limited number of suppliers for some of its critical components, including diesel, gasoline and fuel cell engines and cast-iron counterweights used to counterbalance some lift trucks. Some of these critical components are imported and subject to regulation, primarily with respect to customary inspection of such products by the U.S. Customs and Border Protection under the auspices of the U.S. Department of Homeland Security. While most components are available from numerous sources or in quantities sufficient to meet requirements, the Company has experienced significant shortages of key components for certain products which has affected production levels. The results of operations and liquidity position have been and could be adversely affected if the Company is unable to obtain these critical components, or if the costs of these critical components were to continue to increase, due to inflation, regulatory compliance or otherwise, and the Company is unable to pass the cost increases on to its customers.
Furthermore, disruptions associated with suppliers have impacted and may continue to impact the Company's liquidity position. If the normalization of supply chains and inflationary pressures is longer than anticipated, the Company may not be able to generate sufficient cash from operations which, among other things, could negatively impact the Company's debt levels and ability to access its credit facilities, or require the Company to seek additional financing sources, which may not be available on favorable terms or at all. If the Company suffers a liquidity shortage, the Company may be forced to reduce production levels, reduce planned capital investments, reduce workforce, decrease planned dividends, or adopt other measures.
The cost of raw materials used by the Company's products has fluctuated and may continue to fluctuate, which could materially reduce the Company's profitability.
The Company has experienced and is currently experiencing significant increases in materials costs, primarily as a result of inflationary pressures and global increases in industrial metals, including steel, lead and copper and other commodity prices, such as rubber, as a result of increased demand and limited supply. The Company manufactures products that include raw materials that consist of steel, rubber, copper, lead, castings and counterweights. The Company also purchases parts provided by suppliers that are manufactured from castings and steel or contain lead. The cost of these parts is affected by the same economic conditions that impact the cost of the parts the Company manufactures. The cost to manufacture lift trucks and related service parts has been and will continue to be affected by fluctuations in prices for these raw materials. If costs of these raw materials increase, the Company's profitability could be materially reduced.
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
Economic and political conditions in the United States and abroad may lead to significant changes in tax rules and regulations. For example, proposals to reform non-U.S. tax laws or other regulations could significantly impact how multinational corporations do business. Although the Company cannot predict the final form or impact of any regulation or other proposal, if adopted at all, such regulations and proposals could, if enacted, have a material adverse impact on the Company's profitability.
Furthermore, international trade may also be disrupted by geopolitical conflict and hostilities in the regions or involving the countries in which the Company operates. This could aggravate each of the foregoing risks, as well as disrupt our ability to operate in affected areas, including collecting on commercial receivables.
In addition, operating globally subjects the Company to risks related to the health and welfare of its employees and the employees of suppliers, as well as the workplaces where the Company’s products or critical components from suppliers are manufactured. Conditions resulting from natural disasters or global health epidemics or pandemics, including COVID-19, may prevent or delay the Company’s ability to obtain critical components or manufacture and sell the Company’s products. These disruptions could materially affect the Company’s liquidity, operations and revenues and profitability could be significantly reduced.
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
Through arrangements with WF and others, dealers and other customers are provided financing for new lift trucks in the United States and in major countries of the world outside of the United States. Through these arrangements, the Company's dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, the Company provides recourse or repurchase obligations such that it would become obligated in the event of default by the dealer or customer. Total amounts subject to these types of obligations were $106.8 million and $119.7 million at December 31, 2021 and 2020, respectively.

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
The Company faces risks related to the global COVID-19 pandemic, which has adversely affected and may continue to adversely affect the Company’s business, results of operations, financial condition and liquidity.
The Company faces risks related to pandemics and other public health crises, including the global COVID-19 pandemic, which has reached and disrupted areas in which the Company has operations, suppliers, customers and employees. The COVID-19 pandemic and actions taken by governments and others in response have resulted in and may continue to cause the closure of certain of the Company’s customers’ facilities, which in turn has reduced and may continue to reduce demand for its products. Furthermore, as a result of the COVID-19 pandemic, certain of the Company’s suppliers have been unable to provide materials to its facilities. This disruption to the Company’s supply chain has negatively impacted its business, liquidity and results of operations and it is unable to predict the ultimate duration of such disruption and whether it will be able to secure supplies from alternate suppliers on favorable terms or at all.
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
The Company has two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock are entitled to cast one vote per share and, as of December 31, 2021, accounted for approximately 25 percent of the voting power of the Company. Holders of Class B common stock are entitled to cast ten votes per share and, as of December 31, 2021, accounted for the remaining voting power of the Company. As of December 31, 2021, certain members of the Company’s extended founding family held approximately 31 percent of the Company’s outstanding Class A common stock and approximately 86 percent of the Company’s outstanding Class B common stock. On the basis of this common stock ownership, certain members of the Company’s extended founding family could have exercised 72 percent of the Company’s total voting power. Although there is no voting agreement among such extended family members, in writing or otherwise, if they were to act in concert, they could control the outcome of director elections and other stockholder votes on significant corporate actions, such as certain amendments to the Company’s certificate of incorporation and sale of the Company or substantially all of its assets. Because certain members of the Company’s extended founding family could prevent other stockholders from exercising significant influence over significant corporate actions, the Company may be a less attractive takeover target, which could adversely affect the market price of its common stock.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The following table presents the principal assembly, manufacturing, distribution and office facilities that the Company owns or leases:

Segment	Facility Location	Owned/Leased	Function(s)
Lift Truck
Americas	Berea, Kentucky	Owned	Assembly of lift trucks and manufacture of component parts
	Charlotte, North Carolina	Leased	Customer experience and training center
	Cleveland, Ohio	Leased	Global headquarters
	Danville, Illinois	Owned	Americas parts distribution center
	Fairview, Oregon	Owned	Counterbalanced development center for design and testing of lift trucks, prototype equipment and component parts
	Greenville, North Carolina	Owned	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in the Americas; Americas warehouse development center; assembly of lift trucks and manufacture of component parts
	Itu, Brazil	Owned	Assembly of lift trucks and parts distribution center
	Ramos Arizpe, Mexico	Owned	Assembly of lift trucks and manufacture of component parts
EMEA	Craigavon, Northern Ireland	Owned	Manufacture of lift trucks and cylinders; frame and mast fabrication for EMEA
	Frimley, Surrey, UK	Leased	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in EMEA
	Irvine, Scotland	Leased	European administrative center
	Masate, Italy	Leased	Assembly of lift trucks; European warehouse development center
	Nijmegen, the Netherlands	Owned	Big trucks development center; manufacture and assembly of big trucks and component parts; European parts distribution center
JAPIC	Fuyang, China	Owned	Manufacture and assembly of lift trucks
	Pune, India	Leased	Engineering, supply chain and marketing services
	Shanghai, China	Owned	Sale of parts and marketing operations of China
	Sydney, Australia	Leased	Sales, marketing and support services for JAPIC
Bolzoni	Helsinki, Finland	Leased	Manufacture and distribution of Bolzoni products
	Hebei, China	Owned	Manufacture and distribution of Bolzoni products
	Piacenza, Italy	Owned	Bolzoni headquarters; manufacture and distribution of Bolzoni products
	Salzgitter, Germany	Owned	Manufacture and distribution of Bolzoni products
	Sulligent, Alabama	Owned	Manufacture of Bolzoni products and manufacture of component parts for lift trucks
	Wuxi, China	Owned	Manufacture and distribution of Bolzoni products
Nuvera	Billerica, Massachusetts	Leased	Nuvera research and development laboratory
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

Name	Age	Current Position	Other Positions
Alfred M. Rankin, Jr.	80	Chairman and Chief Executive Officer of Hyster-Yale (from February 2021), Chairman of HYG (from prior to 2017).	Chairman, President and Chief Executive Officer of Hyster-Yale (from prior to 2017 to February 2021).
Rajiv K. Prasad	58	President of Hyster-Yale (from February 2021), President and Chief Executive Officer of HYG (from January 2020).	Chief Product and Operations Officer of HYG (February 2018 to December 2019), Senior Vice President, Global Product Development, Manufacturing and Supply Chain Strategy of HYG (from prior to 2017 to February 2018).
Gregory J. Breier	56	Vice President, Tax of Hyster-Yale (from prior to 2017), Vice President, Tax of HYG (from prior to 2017).
Brian K. Frentzko	61	Vice President, Treasurer of Hyster-Yale (from prior to 2017), Vice President, Treasurer of HYG (from prior to 2017).
Stephen J. Karas	52	Senior Vice President, President APIC (from February 2020).	Vice President, Global Supply Chain of HYG (from prior to 2017 to January 2020).
Jennifer M. Langer	48	Vice President, Controller and Chief Accounting Officer of Hyster-Yale (from May 2021), Vice President, Controller of HYG (from prior to 2017).	Vice President, Controller of Hyster-Yale (from prior to 2017 to May 2021).
Stewart D. Murdoch	51	Senior Vice President, Managing Director, Europe, Middle East and Africa of HYG (from October 2020).	General Manager, Director and Head of EMEA North and Australasia, Habasit (UK), Ltd. (an industrial company) (from prior to 2017 to September 2020).
Charles F. Pascarelli	62	Senior Vice President, President, Americas of HYG (from prior to 2017).
Anthony J. Salgado	51	Chief Operating Officer of HYG (from July 2019).	Senior Vice President, JAPIC of HYG (from prior to 2017 to June 2019).
Kenneth C. Schilling	62	Senior Vice President and Chief Financial Officer of Hyster-Yale (from prior to 2017).	Senior Vice President and Chief Financial Officer of HYG (from prior to 2017 to January 2022).
Patric Schroeter	48	Vice President Finance, APIC of HYG (from September 2019).	Vice President and CFO Asia-Pacific, KION Group (a materials handling company) (from prior to 2017 to September 2019).
Gopichand Somayajula	65	Senior Vice President, Global Product Development of HYG (from February 2022).	Vice President, Global Product Development of HYG (from prior to 2017 to January 2022).
Jon C. Taylor	57	Chief Financial Officer of HYG (from February 2022)	VP Finance of HYG (from July 2020 to January 2022), President, Nuvera Fuel Cells (from November 2018 to June 2020), President and CEO, Nuvera Fuel Cells (from prior to 2017 to October 2018).
Suzanne S. Taylor	59	Senior Vice President, General Counsel and Secretary of Hyster-Yale (from prior to 2017), Senior Vice President, General Counsel and Secretary of HYG (from prior to 2017).
Mark H. Trivett	52	Vice President Finance, Europe, Middle East and Africa of HYG (from prior to 2017).
Raymond C. Ulmer	58	Vice President Finance, Americas of HYG (from prior to 2017).
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
At December 31, 2021, there were approximately 806 Class A common stockholders of record and approximately 787 Class B common stockholders of record.

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

Item 6. [RESERVED]
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
    (Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)
OVERVIEW
Hyster-Yale Materials Handling, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company Hyster-Yale Group, Inc. ("HYG"), is a leading, globally integrated, full-line lift truck manufacturer. The Company offers a broad array of solutions aimed at meeting the specific materials handling needs of its customers, including attachments and hydrogen fuel cell power products, telematics, automation and fleet management services, as well as a variety of other power options for its lift trucks. The Company, through HYG, designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally, primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. The materials handling business historically has been cyclical because the rate of orders for lift trucks fluctuates depending on the general level of economic activity in the various industries and countries its customers serve. Lift trucks and component parts are manufactured in the United States, China, Northern Ireland, Mexico, the Netherlands, Brazil, the Philippines, Italy, Japan and Vietnam.

The Company owns a 75% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"). Hyster-Yale Maximal is a Chinese manufacturer of low-intensity and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets. During 2021, the Company signed an Equity Transfer Agreement with Y-C Hongkong Holding Co., Limited (“HK Holding Co”), pursuant to which the Company expects to purchase 15% of the equity interest of Hyster-Yale Maximal from HK Holding Co for an aggregate purchase price of $25.2 million in June 2022, which will be paid in annual installments of $8.4 million beginning in June 2022 through June 2024. Subsequently, the Company will have an option to purchase HK Holding Co's remaining interest in Hyster-Yale Maximal at any time prior to June 8, 2056 for $16.8 million. If this option is exercised, the Company will own 100% of the equity interest of Hyster-Yale Maximal.

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

The Company's objective is to be a leading, globally integrated designer, manufacturer and marketer of a complete range of lift truck solutions offering the lowest cost of ownership and the best overall value by leveraging its high quality, application-tailored lift trucks, attachments and power solutions in order to transform the way the world moves materials from Port to Home. The Company’s core competency is lift truck manufacturing, but its goal is to become the lift truck solutions partner to the materials handling market, one customer and one industry at a time.

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
During 2020, broad measures taken by governments, businesses and others across the globe to limit the spread of novel coronavirus ("COVID-19") adversely affected the Company. The resulting significant decline in economic activity also reduced the demand for the Company's products and limited the availability of components from certain suppliers. Production was significantly reduced or suspended at the Company's Chinese and European facilities for certain periods during the first and second quarters of 2020. The Company also initiated several cost reduction measures designed to ease liquidity pressure. These cost containment actions included spending and travel restrictions, significant reductions in temporary personnel, furloughs, suspension of incentive compensation and profit sharing, benefit reductions and salary reductions. Effective January 1, 2021, the Company reinstated pre-pandemic salaries, benefits and incentive compensation programs. The cost containment actions associated with hiring, use of contract and temporary workers, travel and meetings, as well as other discretionary spending, are continuing. These measures are expected to remain in place until market and economic uncertainty dissipates and results improve. In addition, the Company adjusted production levels in 2020 at its manufacturing plants to align more closely with the reduced levels of demand, and worked closely with suppliers to help ensure current needs were met while also promoting continuity as the market improved. However, despite these efforts, during 2021, the Company experienced further pandemic-related and other global supply chain constraints, component shortages, shipping container availability constraints and higher freight costs, as well as significant material cost inflation resulting from the accelerated pace of the market recovery, all of which have negatively impacted the Company.
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2020 Annual Report on Form 10-K for discussion of financial condition and results of operations for 2020 compared with 2019.

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
Long-lived assets, goodwill and intangible assets: Net property, plant and equipment, right-of-use ("ROU") assets, goodwill and net intangible assets at December 31, 2021 were $330.5 million, $68.8 million, $56.5 million and $50.7 million, respectively. The Company makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based on a change in the expected use of the asset or performance of the related asset group.
Goodwill is tested for impairment annually as of May 1, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company completed the annual testing of impairment of goodwill as of May 1, 2021 and an interim impairment test as of December 31, 2021 at the reporting unit level for the related goodwill. The Company uses either a qualitative or quantitative analysis to determine whether fair value exceeds carrying value. An estimate of the fair value of the reporting unit is determined through a combination of comparable market values for similar businesses and discounted cash flows. These estimates can change significantly based on such factors as the reporting unit's financial performance, economic conditions, interest rates, growth rates, pricing, changes in business strategies and competition. Based on the annual testing, the fair value of each reporting unit was in excess of its carrying value and no impairment existed. During 2021, the Company continued to experience pandemic-related and other global supply chain constraints, component shortages, shipping container availability constraints and higher freight costs, as well as significant material cost inflation resulting from the accelerated pace of the market recovery. These items significantly impacted the Company's results of operations in 2021. In addition, the timeframe for the expected easing of these factors impacted the Company's near and long-term forecasts. Accordingly, in connection with the preparation of the 2021 financial statements, the Company conducted an interim goodwill impairment test as of December 31, 2021 for the JAPIC and Bolzoni reporting units. As a result, the Company recognized a $55.6 million goodwill impairment charge for the JAPIC reporting unit in the fourth quarter of 2021, of which $11.7 million related to the non-controlling interest share. No impairment of goodwill for the Bolzoni reporting unit was identified. As of December 31, 2021, Bolzoni had $53.8 million of goodwill. Based on the most recent interim impairment test, Bolzoni's fair value of equity exceeded the carrying value by $37.9 million or approximately 21%.
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
Intangible assets with an indefinite life, including certain trademarks, are not amortized. Indefinite-lived intangible assets are tested for impairment annually as of May 1, and are tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. An impairment loss generally would be recognized when the fair value is less than the carrying value of the indefinite-lived intangible asset. In addition to the Company's annual testing of impairment, the Company completed an interim impairment test as of December 31, 2021.

Of the $50.7 million of net intangible assets, $17.0 million relates to indefinite-lived trademarks, related to the acquisition of Bolzoni. The primary valuation technique used in estimating the fair value of indefinite-lived intangible assets is the present value of discounted cash flows. Specifically, a relief of royalty rate is applied to estimated sales, with the resulting amounts discounted using an appropriate discount rate of a market participant. The relief of royalty rate is the estimated royalty rate a market participant would pay to acquire the right to market and produce the product. If the resulting discounted cash flows are less than book value of the indefinite-lived intangible asset, an impairment exists and the asset would be adjusted to fair value. Based on impairment testing as of May 1, 2021 and December 31, 2021, no impairment was identified.

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
The continued high level of disruption to the Company’s manufacturing and logistics operations for 2021 and into 2022 and the effects of the COVID-19 pandemic, including border closures, halted Nuvera's progress on certain research and development agreements that were entered into prior to the start of the pandemic. In anticipation of fulfilling these agreements, Nuvera made significant investments in manufacturing and equipment expansion, as well as increased inventory levels. As a result, it was determined in connection with the preparation of the financial statements that the carrying value of the Nuvera fixed assets exceeded the undiscounted cash flows from the assets and the fair value of Nuvera's fixed assets exceeded the carrying value by $10.0 million. Based on the Company’s analysis, all other remaining long-lived assets with finite lives were not impaired as of December 31, 2021.
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
Deferred Income Taxes: Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards on a taxing jurisdiction basis. The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which it expects the temporary differences to be recovered or paid. U.S. generally accepted accounting principles for income taxes requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) such assets will not be realized. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required or no longer needed. At December 31, 2021, the Company had gross deferred tax assets of $113.7 million which were reduced by valuation allowances of $94.4 million and gross deferred tax liabilities of $28.3 million.
Product liabilities: The Company is generally self-insured for product liability claims, although catastrophic insurance coverage is retained for potentially significant individual claims and the Company also has insurance for certain historic claims. The Company provides for the estimated cost of personal and property damage relating to its products based on a review of historical experience and consideration of any known trends. Reserves are recorded for estimates of the costs for known claims and estimates of the costs of incidents that have occurred but for which a claim has not yet been reported, up to the stop-loss insurance coverage. While the Company engages in extensive product quality reviews and customer education programs, the product liability provision is affected by the number and magnitude of claims of alleged product-related injury and property damage and the cost to defend those claims. In addition, the estimates regarding the magnitude of claims are affected by changes in assumptions regarding medical costs, legal defense costs, inflation rates and trends in damages awarded by juries. Changes in the assumptions regarding any one of these factors could result in a change in the estimate of the magnitude of claims. A one percent increase in the estimate of the number of claims or the magnitude of claims would increase the product liability reserve and reduce operating profit by approximately $0.1 million to $0.5 million. Although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change the estimates in the future.
Product warranties: The Company provides for the estimated cost of product warranties at the time revenues are recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, the warranty obligation is affected by product failure rates, labor costs and replacement component costs incurred in correcting a product failure. If actual product failure rates, labor costs or replacement component costs differ from the Company's estimates, which are based on historical failure rates and consideration of known trends, revisions to the estimate of the cost to correct product failures would be required. If the estimate of the cost to correct product failures were to increase by one percent over 2021 levels, the reserves for product warranties would increase and additional expense of $3.2 million would be incurred. The Company's past results of operations have not been materially affected by a change in the estimate of product warranties and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change the estimates in the future.
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

The following illustrates the sensitivity of the net periodic benefit cost and projected benefit obligation to a 1% change in the discount rate or return on plan assets (in millions):

Assumption	Change	Increase (decrease) 2022 net pension expense	Increase (decrease) 2021 projected benefit obligation
Discount rate	1% increase	$0.1	$(29.5)
	1% decrease	(0.3)	36.2
Return on plan assets	1% increase	(2.5)	N/A
	1% decrease	2.5	N/A
A change in life expectancy by one year would result in a $11.8 million change in the 2021 projected benefit obligation. See Note 9 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of the retirement benefit plans.

CONSOLIDATED FINANCIAL REVIEW
The following table identifies the components of change for 2021 compared with 2020 by segment:

	Revenues	Gross Profit	Operating Profit	Net Income Attributable to Stockholders
2020	$2,812.1	$465.4	$49.9	$37.1
Increase (decrease) in 2021
Americas	93.4	(96.3)	(121.8)	(129.2)
EMEA	90.3	0.5	(2.8)	(4.6)
JAPIC	40.8	0.9	(47.9)	(41.0)
Lift truck business	224.5	(94.9)	(172.5)	(174.8)
Bolzoni	64.1	8.1	(2.8)	(0.4)
Nuvera	(3.2)	(14.5)	(26.2)	(33.8)
Eliminations	(21.8)	(0.7)	(0.7)	(1.1)
2021	$3,075.7	$363.4	$(152.3)	$(173.0)

FINANCIAL REVIEW
The segment and geographic results of operations for the Company were as follows for the year ended December 31:

			Favorable / (Unfavorable) % Change
	2021	2020	2021 vs. 2020
Lift truck unit shipments (in thousands)
Americas	54.5	53.1	2.6%
EMEA	26.5	21.1	25.6%
JAPIC	13.9	11.3	23.0%
	94.9	85.5	11.0%
Revenues
Americas	$1,984.6	$1,891.2	4.9%
EMEA	678.9	588.6	15.3%
JAPIC	233.9	193.1	21.1%
Lift truck business	2,897.4	2,672.9	8.4%
Bolzoni	347.8	283.7	22.6%
Nuvera	0.7	3.9	n.m.
Eliminations	(170.2)	(148.4)	n.m.
	$3,075.7	$2,812.1	9.4%

			Favorable / (Unfavorable) % Change
	2021	2020	2021 vs. 2020
Gross profit (loss)
Americas	$221.8	$318.1	(30.3)%
EMEA	86.9	86.4	0.6%
JAPIC	21.2	20.3	4.4%
Lift truck business	329.9	424.8	(22.3)%
Bolzoni	61.5	53.4	15.2%
Nuvera	(26.7)	(12.2)	(118.9)%
Eliminations	(1.3)	(0.6)	n.m.
	$363.4	$465.4	(21.9)%
Selling, general and administrative expenses
Americas	$241.5	$216.0	(11.8)%
EMEA	86.6	83.3	(4.0)%
JAPIC	88.7	39.9	(122.3)%
Lift truck business	416.8	339.2	(22.9)%
Bolzoni	63.3	52.4	(20.8)%
Nuvera	35.6	23.9	(49.0)%
	$515.7	$415.5	(24.1)%
Operating profit (loss)
Americas	$(19.7)	$102.1	(119.3)%
EMEA	0.3	3.1	(90.3)%
JAPIC	(67.5)	(19.6)	(244.4)%
Lift truck business	(86.9)	85.6	(201.5)%
Bolzoni	(1.8)	1.0	(280.0)%
Nuvera	(62.3)	(36.1)	(72.6)%
Eliminations	(1.3)	(0.6)	n.m.
	$(152.3)	$49.9	(405.2)%
Interest expense	$15.5	$13.7	(13.1)%
Other income	$(12.9)	$(6.0)	115.0%
Income before income taxes	$(154.9)	$42.2	(467.1)%
Net income (loss) attributable to stockholders
Americas	$(57.6)	$71.6	(180.4)%
EMEA	1.0	5.6	(82.1)%
JAPIC	(55.3)	(14.3)	(286.7)%
Lift truck business	(111.9)	62.9	(277.9)%
Bolzoni	(0.2)	0.2	(200.0)%
Nuvera	(59.4)	(25.6)	(132.0)%
Eliminations	(1.5)	(0.4)	n.m.
	$(173.0)	$37.1	(566.3)%
Diluted earnings per share	$(10.29)	$2.21	(565.6)%
Reported income tax rate	(18.3)%	8.8%
n.m. - not meaningful
Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of December 31, 2021, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	YEAR ENDED	NINE MONTHS ENDED	YEAR ENDED
	December 31, 2021	September 30, 2021	December 31, 2020
Unit backlog, beginning of period	40.6	40.6	41.2
Unit shipments	(94.9)	(68.2)	(85.5)
Unit bookings	159.6	126.4	84.9
Unit backlog, end of period	105.3	98.8	40.6

The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	YEAR ENDED	NINE MONTHS ENDED	YEAR ENDED
	December 31, 2021	September 30, 2021	December 31, 2020
Bookings, approximate sales value	$3,820	$2,950	$2,020
Backlog, approximate sales value	$2,880	$2,450	$1,070
2021 Compared with 2020
The following table identifies the components of change in revenues for 2021 compared with 2020:

Revenues
2020	$2,812.1
Increase (decrease) in 2021 from:
Parts	65.5
Bolzoni revenues	64.1
Unit volume and product mix	53.7
Foreign currency	41.8
Other	35.8
Unit price	27.7
Eliminations	(21.8)
Nuvera revenues	(3.2)
2021	$3,075.7
Revenues increased 9.4% to $3,075.7 million in 2021 from $2,812.1 million in 2020. The increase was primarily due to higher unit and parts volume in the lift truck business and Bolzoni. In addition, revenues increased from favorable currency movements from the translation of sales into U.S. dollars, mainly in EMEA, as well as improved fleet service revenue and pricing in the Americas. Revenues in 2020 were significantly impacted by the COVID-19 pandemic and the resulting significant decline in economic activity.
America's revenues increased in 2021 compared with 2020, primarily from favorable aftermarket sales, including parts sales, driven by an increase in customer demand, as well as the favorable impact of price increases and higher fleet service revenue.
EMEA's revenues increased mainly due to favorable foreign currency movements of $34.0 million from the translation of sales into U.S. dollars and higher unit and parts volumes resulting from increased customer demand.

JAPIC's revenues increased primarily as a result of improved unit volumes and favorable foreign currency movements of $10.8 million, partially offset by a shift in sales to lower-priced lift trucks.

Bolzoni's revenues increased mainly due to higher unit volume resulting from increased customer demand.

Nuvera's revenues decreased primarily due to lower shipments of fuel cells and reduced third-party fuel cell development services in 2021 compared with 2020.

The following table identifies the components of change in operating profit (loss) for 2021 compared with 2020:

Operating Profit (Loss)
2020	$49.9
Increase (decrease) in 2021 from:
Lift truck gross profit and eliminations	(95.6)
Lift truck selling, general and administrative expenses	(22.0)
Nuvera operations	(26.2)
Bolzoni operations	(2.8)
(96.7)
Goodwill impairment charge	(55.6)
2021	$(152.3)

The Company recognized an operating loss of $152.3 million in 2021 compared with operating profit of $49.9 million in 2020. The change in operating profit (loss) was mainly due to lower gross profit, a non-cash impairment charge for goodwill of $55.6 million in JAPIC, unfavorable selling, general and administrative expenses in the lift truck business and a larger operating loss at Nuvera mainly from $26.1 million of non-cash inventory and property, plant and equipment adjustments. The decrease in gross profit was primarily due to significant material and freight cost inflation due to supply chain and logistics constraints of $125.1 million, mainly in the Americas. The increase in selling, general and administrative expenses in the lift truck business was primarily due to the reinstatement of pre-pandemic employee-related salaries and benefits. See Notes 10 and 11 for further discussion of Nuvera's adjustments.

Americas recognized an operating loss of $19.7 million in 2021 compared with an operating profit of $102.1 million in 2020 due to a decrease in gross profit and an increase in selling, general and administrative expenses. Gross profit declined primarily due to material cost inflation and increased freight costs of $107.5 million, net of price increases of $22.1 million, a shift in sales mix to lower-margin lift trucks and higher manufacturing costs resulting from inefficiencies associated with component shortages. The decrease in gross profit was partly offset by the realization of higher margins on parts sales and a $8.5 million favorable adjustment for social contribution taxes previously imposed on material purchases in Brazil. See Note 16 for further discussion of the adjustment in Brazil. Selling, general and administrative expenses increased mainly as result of the reinstatement of pre-pandemic salaries and benefits that were suspended in 2020.

EMEA's operating profit declined from $3.1 million in 2020 to $0.3 million in 2021. The decrease in operating profit was primarily the result of higher selling, general and administrative expenses partially offset by improved gross profit. Selling, general and administrative expenses increased primarily as pre-pandemic salaries and benefits were reinstated, including $1.7 million of incentive compensation. Gross profit increased from favorable foreign currency movements of $6.9 million, improved parts and unit volume and improved pricing, partially offset by material cost inflation and higher manufacturing costs resulting from inefficiencies associated with component shortages and the absence of $7.8 million of government subsidies received in 2020.

JAPIC's operating loss increased to $67.5 million in 2021 from $19.6 million in 2020 primarily due to a non-cash impairment charge for goodwill of $55.6 million. The goodwill impairment was partially offset by lower selling, general and administrative expenses as a result of cost cutting-initiatives and the absence of prior year restructuring costs.

Bolzoni recognized an operating loss of $1.8 million is 2021 compared with operating profit of $1.0 million in 2020. Volume improvements from higher customer demand were completely offset by higher material and freight costs as well as the reinstatement of pre-pandemic salaries and benefits that were suspended in 2020, including the absence of $5.2 million of government subsidies received in 2020.

Nuvera's operating loss increased to $62.3 million in 2021 compared with $36.1 million in 2020 as a result of non-cash charges of $26.1 million recorded in 2021 for Nuvera's inventory and property, plant and equipment. See Note 10 and 11 for further discussion of these charges at Nuvera.

The Company recognized a net loss attributable to stockholders of $173.0 million in 2021 compared with net income attributable to stockholders of $37.1 million in 2020. The decrease was primarily the result of lower operating profit and a valuation allowance of $58.6 million provided against deferred tax assets. These items were partially offset by the non-controlling interest share of the goodwill impairment charge at JAPIC of $11.7 million, a $4.6 million gain related to the sale of the Company's preferred shares of OneH2 in 2021 and higher equity earnings in unconsolidated subsidiaries. See "Financial

Review - Income Taxes" and Note 6 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of income taxes.

Income taxes

The income tax provision includes U.S. federal, state and local, and non-U.S. income taxes. In determining the effective income tax rate, the Company analyzes various factors, including annual earnings or losses, the laws of taxing jurisdictions in which the earnings or losses were generated, the impact of state and local income taxes, the ability to use tax credits, net operating loss carryforwards and carrybacks, capital loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain items with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the interim period in which they occur.

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

The authoritative guidance for income taxes requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) such assets will not be realized. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required or no longer needed.

During 2021, the Company recognized a tax charge of $24.8 million, for the establishment of a valuation allowance against the beginning of the year balance of the Company’s U.S. and United Kingdom deferred tax assets, excluding the portion of assets available to be carried back to the prior tax year. Based upon a review of the Company’s recent operations, including cumulative U.S. pretax losses, lack of available tax planning strategies and declining forecasts due to supply and logistics constraints, the evidence available no longer supported a more likely than not standard for realization of these deferred tax assets. Although the Company projects earnings over the longer term for these operations, due to the cumulative losses such longer-term forecasts are not sufficient evidence to support the future utilization of deferred tax assets. Additionally, $32.5 million of valuation allowance expense, related to these operations, was provided against deferred tax assets generated in the current year.

A reconciliation of the consolidated U.S. federal statutory rate and reported income tax rate is as follows for the years ended December 31:

	2021	2020
Income (loss) before income taxes	$(154.9)	$42.2
Statutory taxes at 21%	$(32.5)	$8.9
Permanent adjustments:
Valuation allowance	33.6	2.1
Non-U.S. rate differences	8.8	(0.1)
Global intangible low-taxed income	5.2	1.9
Other	1.5	0.4
Tax controversy resolution	0.4	—
State income taxes	(5.6)	0.3
Federal income tax credits	(1.9)	(2.2)
Equity interest earnings	(1.8)	(1.0)
Base-erosion and anti-abuse tax	—	0.8
	$40.2	$2.2

	2021	2020
Discrete items:
Valuation allowance	25.0	0.8
Other	2.4	(1.5)
Tax controversy resolution	(4.9)	(5.8)
Provision to return adjustments	(1.9)	(0.9)
	$20.6	$(7.4)
Income tax provision	$28.3	$3.7
Reported income tax rate	(18.3)%	8.8%

The Company's reported income tax rate differs from the U.S. federal statutory tax rate primarily as a result of changes in valuation allowances, income taxed in non-U.S. jurisdictions, global intangible low-taxed income, state income taxes, federal research and energy credits and equity interest earnings. Other permanent adjustments include non-deductible compensation and anticipated withholding tax on unremitted non-U.S. earnings.

The effect of discrete items on the reported income tax rate include the establishment of a valuation allowance on deferred tax assets and the change in tax reserves for controversy resolution primarily driven by the expiration of the applicable statutes of limitation. The tax controversy benefits recognized relate to prior business acquisitions that were offset with the pretax reduction of the related indemnity receivable in the amounts of $3.2 million and $4.3 million in 2021 and 2020, respectively.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act") eliminates the option to deduct research and development expenditures immediately in the year incurred and requires U.S. taxpayers to amortize such expenditures over five to fifteen years depending upon whether the activities were incurred in the U.S. or outside of the U.S. Without the option to deduct these expenses in the year incurred, the Company expects this change to have a material impact upon our future cash payments for taxes. Under the assumption that this legislation is not modified or repealed, the impact will continue over the fifteen year maximum amortization period, but will decrease each year until the end of the fifteen year deferral period.

See Note 6 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of income taxes.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2021	2020	Change
Operating activities:
Net income (loss)	$(183.2)	$38.5	$(221.7)
Depreciation and amortization	46.2	42.9	3.3
Impairment charges	65.6	—	65.6
Stock-based compensation	4.0	1.3	2.7
Dividends from unconsolidated affiliates	5.5	7.3	(1.8)
Working capital changes:
Accounts receivable	(54.6)	68.9	(123.5)
Inventories	(289.7)	66.6	(356.3)
Accounts payable and other liabilities	176.0	(61.0)	237.0
Other current assets	(12.5)	(3.6)	(8.9)
Other operating activities	(10.8)	6.0	(16.8)
Net cash provided by (used for) operating activities	(253.5)	166.9	(420.4)

	2021	2020	Change
Investing activities:
Expenditures for property, plant and equipment	(44.3)	(51.7)	7.4
Proceeds from the sale of assets and investment	19.8	8.0	11.8
Net cash used for investing activities	(24.5)	(43.7)	19.2

Cash flow before financing activities	$(278.0)	$123.2	$(401.2)
Net cash provided by (used for) operating activities decreased $420.4 million in 2021 compared with 2020, primarily as a result of the change in working capital items and net income (loss). The changes were mainly due to the global supply chain constraints, component shortages, shipping container availability constraints and higher freight costs. In addition, the Company recorded non-cash charges of $55.6 million and $10.0 million in goodwill and long-lived asset impairments, respectively, in the year ended December 31, 2021.
The change in net cash used for investing activities during 2021 compared with 2020 is due to the proceeds from the sale of preferred shares of OneH2 for $15.7 million and lower capital expenditures in 2021.

	2021	2020	Change
Financing Activities:
Net increase (decrease) in long-term debt and revolving credit agreements	$223.0	$(18.9)	$241.9
Cash dividends paid	(21.6)	(21.3)	(0.3)
Financing fees paid	(7.6)	—	(7.6)
Other	(0.2)	(0.4)	0.2
Net cash provided by (used for) financing activities	$193.6	$(40.6)	$234.2
Net cash provided by (used for) financing activities increased $234.2 million in 2021 compared with 2020. The increase was primarily related to additional borrowings from refinancing the Term Loan (as defined below) and on the Facility (as defined below) in 2021. The borrowings were primarily used to fund working capital needs. The increase was partially offset by financing fees paid in connection with the amendments of the Facility and Term Loan.
Financing Activities
The Company has a $300.0 million secured, floating-rate revolving credit facility (the "Facility") that expires in June 2026. There were $155.0 million borrowings outstanding under the Facility at December 31, 2021. The availability under the Facility at December 31, 2021 was $140.1 million, which reflects reductions of $4.9 million for letters of credit and other restrictions. As of December 31, 2021, the Facility consisted of a U.S. revolving credit facility of $210.0 million and a non-U.S. revolving credit facility of $90.0 million. The Facility replaced the Company's previous revolving credit facility, which was to expire April 28, 2022. The Facility can be increased up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders. The obligations under the Facility are generally secured by a first priority lien on working capital assets of the borrowers in the Facility, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property. The approximate book value of assets held as collateral under the Facility was $1.1 billion as of December 31, 2021.

Borrowings under the Facility bear interest at a floating rate, which can be a base rate, LIBOR or EURIBOR, as defined in the Facility, plus an applicable margin. The applicable margins are based on the total excess availability, as defined in the Facility, and range from 0.25% to 0.75% for U.S. base rate loans and 1.25% to 1.75% for LIBOR, EURIBOR and non-U.S. base rate loans. The applicable margins, as of December 31, 2021, for U.S. base rate loans and LIBOR loans were 0.50% and 1.25%, respectively. The applicable margin, as of December 31, 2021, for non-U.S. base rate loans and LIBOR loans was 1.25%. The applicable interest rates for borrowings outstanding under the Facility on December 31, 2021 was 3.75%, 1.60% and 1.50% for the U.S. base rate, LIBOR and foreign EURIBOR loans, respectively. The Facility also required the payment of a fee of 0.25% per annum on the unused commitments as of December 31, 2021.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At December 31, 2021, the Company was in compliance with the covenants in the Facility.

The Company also has a $225.0 million term loan (the "Term Loan"), which matures in May 2028. The Term Loan replaced the Company’s previous term loan facility, which was set to mature on May 30, 2023. The Term Loan requires quarterly principal payments on the last day of each March, June, September and December commencing September 30, 2021 in an amount equal to $562,500 and the final principal repayment is due in May 2028. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At December 31, 2021, there was $223.9 million of principal outstanding under the Term Loan which has been reduced in the consolidated balance sheet by $5.3 million of discounts and unamortized deferred financing fees.
The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on working capital assets of the borrowers of the Facility, which includes, but is not limited to cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Term Loan was $700 million as of December 31, 2021.
Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin, as provided in the Term Loan, is 2.50% for U.S. base rate loans and 3.50% for Eurodollar loans. In addition, the Term Loan includes a Eurodollar rate floor of 0.50%. The interest rate on the amount outstanding under the Term Loan at December 31, 2021 was 4.00%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. At December 31, 2021, the Company was in compliance with the covenants in the Term Loan.
The Company incurred fees of $7.6 million and $0.4 million in 2021 and 2019, respectively. No fees were incurred in 2020. These fees related to amending the Facility and the Term Loan. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.
The Company had other debt outstanding, excluding finance leases, of approximately $106.4 million at December 31, 2021. In addition to the excess availability under the Facility of $140.1 million, the Company had remaining availability of $24.9 million related to other non-U.S. revolving credit agreements.
The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in June 2026.

Contractual Obligations, Contingent Liabilities and Commitments
Following is a table summarizing the contractual obligations as of December 31, 2021:

	Payments Due by Period
Contractual Obligations	Total	2022	2023	2024	2025	2026	Thereafter
Term Loan	$223.9	$2.3	$2.3	$2.3	$2.3	$2.3	$212.4
Variable interest payments on Term Loan	56.2	9.0	9.0	8.9	8.8	8.6	11.9
Revolving credit agreements	165.3	165.3	—	—	—	—	—
Variable interest payments on revolving credit agreements	4.2	4.2	—	—	—	—	—
Other debt	106.4	79.9	14.0	8.1	4.4	—	—
Variable interest payments on other debt	3.4	2.4	0.8	0.2	—	—	—
Finance lease obligations including principal and interest	28.2	10.2	8.6	6.0	3.0	0.4	—
Operating leases	86.3	19.3	15.4	11.6	8.4	6.6	25.0
Tax Reform Act transition tax liability	11.9	1.4	2.6	3.5	4.4	—	—
Purchase and other obligations	742.2	738.4	2.2	0.5	1.1	—	—
Total contractual cash obligations	$1,428.0	$1,032.4	$54.9	$41.1	$32.4	$17.9	$249.3

The principal sources of financing for these contractual obligations are expected to be internally generated funds and bank financing.
The Company has a long-term liability of approximately $13.0 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2021. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of the Company's audits.
An event of default, as defined in the agreements governing the Facility, the Term Loan, other debt agreements, and in operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated under these agreements.
The Company's interest payments are calculated based upon the anticipated payment schedule and the December 31, 2021 applicable rates and applicable margins as described in the Facility and other debt agreements. A 1/8% increase in the LIBOR rate would increase the Company's estimated total interest payments on debt by $0.2 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.

Pension funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company's funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. The Company expects to contribute approximately $2.1 million to its non-U.S. pension plans in 2022.

In addition, the Company has recourse and repurchase obligations with a maximum undiscounted potential liability of $106.8 million at December 31, 2021. Recourse and repurchase obligations primarily represent contingent liabilities assumed by the Company to support financing agreements made between the Company's customers and third-party finance companies for the customer’s purchase of lift trucks from the Company. For these transactions, the Company or a third-party finance company retains a perfected security interest in the lift truck, such that the Company would take possession of the lift truck in the event it would become liable under the terms of the recourse and repurchase obligations. Generally, these commitments are due upon demand in the event of default by the customer. The security interest is normally expected to equal or exceed the amount of the commitment. To the extent the Company would be required to provide funding as a result of these commitments, the Company believes the value of its perfected security interest and amounts available under existing credit facilities are adequate to meet these commitments in the foreseeable future.
The amount of the recourse or repurchase obligations changes over time as obligations under existing arrangements expire and new obligations arise in the ordinary course of business. Losses anticipated under the terms of the recourse or repurchase obligations were not significant at December 31, 2021 and reserves have been provided for such losses in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. See also “Related Party Transactions” below.
Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Planned 2022	Actual 2021	Actual 2020
Lift truck business	$21.2	$30.6	$44.2
Bolzoni	6.2	10.4	5.3
Nuvera	4.1	3.3	2.2
	$31.5	$44.3	$51.7
Planned expenditures in 2022 are primarily for product development and tooling, improvements at manufacturing locations and manufacturing equipment and improvements to information technology infrastructure. The primary sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

	December 31
	2021	2020	Change
Cash and cash equivalents	$65.5	$151.4	$(85.9)
Other net tangible assets	728.7	615.7	113.0
Intangible assets	50.7	58.5	(7.8)
Goodwill	56.5	114.7	(58.2)
Net assets	901.4	940.3	(38.9)
Total debt	(518.5)	(289.2)	(229.3)
Total equity	$382.9	$651.1	$(268.2)
Debt to total capitalization	58%	31%	27%

RELATED PARTY TRANSACTIONS
See Note 18 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of related party transactions.
OUTLOOK AND STRATEGIC PERSPECTIVE
Consolidated Outlook
Given the continued extensive component shortages due to supply chain constraints, significant material and freight cost inflation, as well as continued losses at Nuvera, the Company, on a consolidated basis, expects a large net loss in the first quarter, a substantially reduced, but still large, net loss in the second quarter, approximately breakeven results in the third quarter and substantial net income in the fourth quarter of 2022. These expectations are based on the expected reasonable resolution of component shortages and relative stabilization of material and freight costs. However, the fourth-quarter net income is not expected to fully offset the losses generated in the first nine months.
The Company is managing 2022 capital expenditures, operating expenses and its production plan in a manner designed to protect liquidity. Capital expenditures are expected to be approximately $31.5 million in 2022. The Company has implemented a program of strict controls over operating expenses to reduce cash outflow, including delays in the timing of certain strategic program investments. While the Company expects in time to make these capital expenditures and investments in the business, maintaining liquidity will continue to be a priority. The Company's ability to build and ship trucks was significantly constrained by parts shortages of certain critical components while the remaining components needed to build trucks were received and added to inventory, causing inventory levels to increase substantially. In this context, the Company expects to reduce inventory significantly by using current inventory to build trucks for which production has been significantly delayed due to critical parts shortages.
At December 31, 2021, the Company's cash on hand was $65.5 million and debt was $518.5 million compared with cash on hand of $61.4 million and debt of $428.0 million at September 30, 2021, and cash on hand of $151.4 million and debt of $289.2 million at December 31, 2020. As of December 31, 2021, the Company had unused borrowing capacity of approximately $165.0 million under the Company's revolving credit facilities compared with $245.9 million at September 30, 2021 and $266.4 million at December 31, 2020.
Lift Truck Strategic Perspective
In 2022, the global lift truck market is expected to recede from the historical highs of 2021, but still be higher than pre-pandemic levels. As a result of this market outlook, Lift Truck is anticipating a substantial decrease in bookings in 2022 compared with 2021, with the rate of decrease expected to moderate in the fourth quarter.
In 2021, the Company experienced production and shipment levels which were far lower than its objectives due to continued supply chain logistics constraints and component shortages. These constraints are anticipated to continue into the beginning of the third quarter of 2022 but begin to moderate during the first half of the year. Full-year shipments are expected to increase significantly in 2022 over 2021 given the Company's robust backlog and actions put in place to mitigate the impact of the supply chain constraints and shortages.
The significant material cost inflation and higher freight costs and the non-renewal of tariff exclusions are expected to continue to keep the cost of components and freight high in 2022 compared with 2021. Inflation continued to rise in the fourth quarter of 2021, but at a slightly lower rate of change. However, while more moderate cost increases are expected to continue in 2022, there are some signs that suggest material costs have peaked. In light of this cost inflation, the Lift Truck business has implemented price increases several times over the course of 2021 and at the beginning of 2022, but many of the orders in the backlog slotted for production in the first nine months of 2022 do not reflect the full effect of all these price increases. On the other hand, new bookings are being made at close to target margins based on expected future costs at the time of production. As a result, the Company expects to continue to experience very low margins in the first quarter of 2022 due to the lag between when unit price increases went into effect and when revenue is realized as the units are shipped. Margins are then expected to increase over the successive 2022 quarters with much stronger margins in the fourth quarter when the higher-margin, already-booked trucks, and trucks anticipated to be booked, are expected to be produced and shipped. The Company will continue to work aggressively to try to manage supply chain and logistics costs, component availability and tariff exclusions, and will continue to adjust prices accordingly. As a result of these factors, the Lift Truck business expects significant operating and net losses in the first quarter of 2022, moderated losses in the second quarter, profitability in the third quarter and substantial profit in the fourth quarter.
From a strategic perspective, the Lift Truck business has three core strategies that are expected to have a transformational impact on the Company’s competitiveness, market position and economic performance as it emerges from the current period of mismatch of costs and pricing. The first is to provide the lowest cost of ownership while enhancing customer productivity. The primary focus of this strategic initiative is the new modular and scalable product projects, which are expected to lay the groundwork for enhanced market position by providing lower cost of ownership and enhanced productivity for the Company’s customers, including low-intensity applications. Additional to this are key projects geared toward electrification of trucks for applications now dominated by internal combustion engine trucks, automation product options and providing telemetry and operator assist systems. The second core strategy is to be the leader in the delivery of industry- and customer-focused solutions. The primary focus for this strategic initiative is transforming the Company's sales approach by using an industry-focused approach to meet its customers' needs. The third core strategy is to be the leader in independent distribution. The main focus of this strategic initiative is on dealer and major account coverage, dealer excellence and ensuring outstanding dealer ownership globally.
As a result of these core strategies, the increased shipment volume potential of the current backlog and expected bookings in 2022, and enhanced prices, the Lift Truck business expects to move from significant operating losses in the first quarter of 2022 to substantial operating profit and net income in the fourth quarter, with the improvements in the second half of the year expected to more than offset the losses in the first half. Over this period, the Company is projecting the stabilization of product and transportation costs and the continued expectation of improved component and logistics availability. The Company is also anticipating the continued introduction of additional modular and scalable product families and the continued implementation of cost savings initiatives over this period and the longer term. As the Company brings costs, price and production volumes in line over 2022, the Lift Truck business is expected to have a strong operating profit and net income in 2023.
Bolzoni Strategic Perspective
Over the course of 2022, Bolzoni expects component shortages to moderate and the timing of pricing actions to permit improved returns beginning with moderate operating profit in the first quarter and continuing with improving operating profit in the remaining quarters of 2022. As a result, Bolzoni expects sizeable operating profit and net income in 2022 compared with operating and net losses in 2021.
Bolzoni continues to focus on implementing its "One Company - 3 Brands" organizational approach to help streamline corporate operations and strengthen its North America and JAPIC commercial operations. Bolzoni is working to increase its Americas business by strengthening its ability to serve key attachment industries and customers in the North America market through the introduction of a broader range of locally produced attachments with shorter lead times, while continuing to sell cylinders and various other components produced in its Sulligent, Alabama plant. Bolzoni is also increasing its sales, marketing and product support capabilities both in North America and Europe based on an industry-specific approach, with an immediate focus on the paper, beverage, appliance, third-party logistics and automotive industries.
Nuvera Strategic Perspective
Nuvera continues to focus on applying its 45kW and 60kW engines, which were both released for sale late in 2020, in niche, heavy-duty vehicle applications with expected near-term significant fuel cell adoption potential. As a result of these releases, Nuvera accelerated its 45kW and 60kW engine commercialization operations for the global market. In 2022, Nuvera will continue to focus on ramping up demonstrations, quotes and bookings of these products. In addition, Nuvera has initiated development of a new 125kW engine and continues to focus on applications in the forklift truck market. Excluding the impact of the inventory valuation and fixed asset impairment charges taken in 2021, the Company expects moderately reduced losses at Nuvera in 2022 as a result of enhanced fuel cell shipments.
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
FORWARD-LOOKING STATEMENTS
The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) delays in delivery and other supply chain disruptions, or increases in costs as a result of inflation or otherwise, including materials and transportation costs and shortages, the imposition of tariffs, or the renewal of tariff exclusions, on raw materials or sourced products, and labor, or changes in or unavailability of quality suppliers or transporters, including the impacts of the foregoing risks on the Company's liquidity, (2) the duration and severity of the COVID-19 pandemic, any preventive or protective actions taken by governmental authorities, and any unfavorable effects of the COVID-19 pandemic on either the Company's or its suppliers plants' capabilities to produce and ship products, (3) delays in manufacturing and delivery schedules, (4) customer acceptance of pricing, (5) the ability of Hyster-Yale and its dealers, suppliers and end-users to access credit in the current economic environment, or obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (6) further impairment charges or charges due to valuation allowances, (7) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, including any reduction in demand as a result of a COVID-19 triggered economic recession, (8) exchange rate fluctuations, interest rate volatility and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (9) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (10) the successful commercialization of Nuvera's technology, (11) the political and economic uncertainties in the countries where the Company does business, (12) bankruptcy of or loss of major dealers, retail customers or suppliers, (13) customer acceptance of, changes in the costs of, or delays in the development of new products, (14) introduction of new products by, or more favorable product pricing offered by, competitors, (15) product liability or other litigation, warranty claims or returns of products, (16) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, and (17) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation the entry into new trade agreements and the imposition of tariffs and/or economic sanctions.

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
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's interest rate swap agreements was a net liability of $3.2 million at December 31, 2021. A hypothetical 10% decrease in interest rates would cause a decrease in the fair value of interest rate swap agreements and the liability would increase by less than $0.2 million.
FOREIGN CURRENCY EXCHANGE RATE RISK
The Company operates internationally and enters into transactions denominated in foreign currencies. As such, the Company's financial results are subject to the variability that arises from exchange rate movements. The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within 36 months and require the companies to buy or sell euros, Japanese yen, U.S. dollars, Chinese renminbi, British pounds, Mexican pesos, Swedish kroner and Australian dollars for its functional currency at rates agreed to at the inception of the contracts. The fair value of these contracts was a net liability of $26.7 million at December 31, 2021. See also Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at December 31, 2021, the fair value of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would be decreased by $21.6 million compared with the fair value at December 31, 2021. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the revaluation of the underlying receivables and payables.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Annual Report on Form 10-K and is hereby incorporated herein by reference to such information.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2021.

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
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021. The Company's effectiveness of internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in internal control: During the fourth quarter of 2021, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. OTHER INFORMATION
None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 of Part III will be included in the 2022 Proxy Statement, which information is incorporated herein by reference.
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

Item 11. EXECUTIVE COMPENSATION
Information required by this Item 11 of Part III will be included in the 2022 Proxy Statement, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 of Part III will be included in the 2022 Proxy Statement, which information is incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2021 with respect to our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Class A Shares:	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	N/A	1,048,130
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	1,048,130
Class B Shares:
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	—

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 of Part III will be included in the 2022 Proxy Statement, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 of Part III will be included in the 2022 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) The response to Item 15(a)(1) is set forth beginning at page F-1 of this Annual Report on Form 10-K.
(a) (3) Listing of Exhibits — See the exhibit index beginning at page 32 of this Annual Report on Form 10-K.
(b) The response to Item 15(b) is set forth beginning at page 32 of this Annual Report on Form 10-K.

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

10.13
Eleventh Amendment to Stockholders' Agreement, dated as of December 7, 2021, by and among the Depository, Hyster-Yale Materials Handling, Inc., the new Participating Stockholders identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale Materials Handling, Inc. and the Participating Stockholders is incorporated by reference to Exhibit 4.15 to the Company's Registration Statement on Form S-8, dated February 1, 2022, Commission File Number 333-262448.

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

10.16*
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

10.22*
Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2021) is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on May 4, 2021, Commission File Number 000-54799.

10.23*
Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of July 1, 2021) is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on November 2, 2021, Commission File Number 000-54799.

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

10.28*
Amendment No. 2 to the Hyster-Yale Group, Inc. Executive Excess Retirement Plan (As Amended and Restated as of January 1, 2016) is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated January 21, 2021, Commission File Number 000-54799.

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

10.32
Second Amended and Restated Recourse and Indemnity Agreement, dated September 17, 2018, by and between Wells Fargo Financial Leasing, Inc., HYG Financial Services, Inc, and Hyster-Yale Group, Inc. is incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, Commission File Number 000-54799.

10.33
First Amended and Restated Guarantee Agreement, dated September 17, 2018, by Hyster-Yale Materials Handling, Inc. in favor of Wells Fargo Financial Leasing, Inc. is incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, Commission File Number 000-54799.

10.34
First Amended and Restated Guarantee Agreement, dated September 17, 2018, by Hyster-Yale Group, Inc. in favor of Wells Fargo Financial Leasing, Inc. is incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, Commission File Number 000-54799.

10.35
Second Amended and Restated Loan, Security and Guaranty Agreement, dated as of June 24, 2021, among Hyster-Yale Materials Handling, Inc., Bolzoni Auramo, Inc. and Hyster-Yale Group, Inc., as U.S. Borrowers, Hyster-Yale Nederland B.V., as a Dutch Borrower, Hyster-Yale UK Limited, as a UK Borrower, any other Borrowers party thereto from time to time and certain Persons party thereto from time to time as Guarantors, certain financial institutions, as Lenders, Bank of America, N.A., as Administrative Agent and Security Trustee, BOFA Securities, Inc. and CitiBank, N.A., as Joint Lead Arrangers and Joint Book Managers and CitiBank, N.A., as Syndication Agent is incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 3, 2021, Commission File Number 000-54799.

10.36
Amended and Restated Term Loan Credit Agreement, dated as of May 28, 2021, among Hyster-Yale Group, Inc., as the Borrower, Hyster-Yale Materials Handling, Inc., as Holdings, Bank of America, N.A., as Administrative Agent, and the Other Lenders party thereto is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 3, 2021, Commission File Number 000-54799.

10.37
Equity Transfer Agreement, dated December 6, 2017, by and between KNSN Pipe & Pile Company Limited and Hyster-Yale Acquisition Holding LTD Regarding Zhejiang Maximal Forklift Co., LTD. is incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K, filed by the Company on February 27, 2018, Commission File Number 000-54799.

10.38
Equity Transfer Agreement between Y-C HongKong Holding Co., Limited and Hyster-Yale Acquisition Holding LTD regarding Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. dated May 26, 2021 is incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 3, 2021, Commission File Number 000-54799.

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
February 28, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr.	Chairman and Chief Executive Officer (principal executive officer), Director	February 28, 2022
Alfred M. Rankin, Jr.

/s/ Kenneth C. Schilling	Senior Vice President and Chief Financial Officer (principal financial officer)	February 28, 2022
Kenneth C. Schilling

/s/ Jennifer M. Langer	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	February 28, 2022
Jennifer M. Langer

* James B. Bemowski	Director	February 28, 2022
James B. Bemowski

* J.C. Butler, Jr.	Director	February 28, 2022
J.C. Butler, Jr.

* Carolyn Corvi	Director	February 28, 2022
Carolyn Corvi

* Edward T. Eliopoulos	Director	February 28, 2022
Edward T. Eliopoulos

* John P. Jumper	Director	February 28, 2022
John P. Jumper

* Dennis W. LaBarre	Director	February 28, 2022
Dennis W. LaBarre

* H. Vincent Poor	Director	February 28, 2022
H. Vincent Poor

* Claiborne R. Rankin	Director	February 28, 2022
Claiborne R. Rankin

* Britton T. Taplin	Director	February 28, 2022
Britton T. Taplin

* David B. H. Williams	Director	February 28, 2022
David B. H. Williams

* Eugene Wong	Director	February 28, 2022
Eugene Wong

* Kenneth C. Schilling, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Kenneth C. Schilling	February 28, 2022
Kenneth C. Schilling, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8 AND ITEM 15(a)(1)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2021
HYSTER-YALE MATERIALS HANDLING, INC.
CLEVELAND, OHIO

FORM 10-K
ITEM 15(a)(1)
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS
The following consolidated financial statements of Hyster-Yale Materials Handling, Inc. and Subsidiaries are incorporated by reference in Item 8:
All schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.
Ernst & Young LLP [PCAOB ID: 42]

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hyster-Yale Materials Handling, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hyster-Yale Materials Handling, Inc. and Subsidiaries (“the Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2021, and the related notes listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter
At December 31, 2021, the Company’s goodwill balance was $56.5 million. As discussed in Note 12, Goodwill and Intangible Assets, to the consolidated financial statements, the Company evaluates the carrying amount of goodwill for impairment annually as of May 1st and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. The Company applied a quantitative assessment for all material reporting units in fiscal 2021 as of its annual May 1st evaluation, as well as when interim indicators of impairment were identified. As part of the quantitative approach, the Company estimates the fair value of the reporting unit using a discounted cash flow approach from the perspective of a market participant. Significant estimates within the discounted cash flow analysis include cash flow forecasts, the discount rate and the terminal business value.
Auditing management’s annual and interim goodwill impairment assessments was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the discount rate applied, revenue growth rates, including the terminal growth rate, and operating margins, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding and evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment and forecasting process whereby the Company develops significant assumptions that are used as inputs to the annual and interim goodwill impairment tests. This included controls over management's review of the valuation model and the significant assumptions (e.g., revenue, operating margin and terminal growth rate) used to develop the prospective financial information (PFI).
To test the implied fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing use of the discounted cash flow methodology and directly testing the significant assumptions and the underlying data used by the Company in its analyses, including assessing the completeness and accuracy of such underlying data. We utilized internal valuation specialists in assessing the fair value methodologies applied and evaluating the reasonableness of the discount rate selected by management. We compared the significant assumptions used by management to current industry and economic trends, historical performance, guideline public companies in the same industry and strategic plans. We considered whether the assumptions were consistent with evidence obtained in other areas of the audit. We assessed the historical accuracy of management’s estimates, and we performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. Furthermore, we assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.

Cleveland, Ohio
February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hyster-Yale Materials Handling, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hyster-Yale Materials Handling, Inc. and Subsidiaries' ("the Company") internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2021 and the related notes listed in the Index at Item 15(a) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Cleveland, OH
February 28, 2022

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2021	2020	2019
	(In millions, except per share data)
Revenues	$3,075.7	$2,812.1	$3,291.8
Cost of sales	2,712.3	2,346.7	2,750.0
Gross Profit	363.4	465.4	541.8
Operating Expenses
Selling, general and administrative expenses	450.1	415.5	487.9
Impairment loss	65.6	—	—
	515.7	415.5	487.9
Operating Profit (Loss)	(152.3)	49.9	53.9
Other (income) expense
Interest expense	15.5	13.7	19.8
Income from unconsolidated affiliates	(11.7)	(6.6)	(9.3)
Other, net	(1.2)	0.6	(4.5)
	2.6	7.7	6.0
Income (Loss) Before Income Taxes	(154.9)	42.2	47.9
Income tax provision	28.3	3.7	11.3
Net Income (Loss)	(183.2)	38.5	36.6
Net (income) loss attributable to noncontrolling interest	10.2	(1.4)	(0.8)
Net Income (Loss) Attributable to Stockholders	$(173.0)	$37.1	$35.8

Basic Earnings (Loss) per Share Attributable to Stockholders	$(10.29)	$2.21	$2.15
Diluted Earnings (Loss) per Share Attributable to Stockholders	$(10.29)	$2.21	$2.14
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2021	2020	2019
	(In millions)
Net Income (Loss)	$(183.2)	$38.5	$36.6
Other comprehensive income (loss)
Foreign currency translation adjustment	(40.1)	35.3	(7.0)
Current period cash flow hedging activity, net of $0.9 tax benefit in 2021, net of $7.3 tax expense in 2020 and net of $5.9 tax benefit in 2019	(38.8)	19.4	(15.9)
Reclassification of hedging activities into earnings, net of $0.1 tax benefit in 2021, net of $4.0 tax expense in 2020 and net of $4.5 tax expense in 2019	(5.7)	11.6	12.0
Current period pension adjustment, net of $0.1 tax expense in 2021, net of $3.2 tax benefit in 2020 and net of $0.1 tax expense in 2019	9.8	(14.6)	0.4
Reclassification of pension into earnings, net of $0.1 tax benefit in 2021, net of $0.9 tax expense in 2020 and net of $0.8 tax expense in 2019	5.6	3.9	3.2
Comprehensive Income (Loss)	$(252.4)	$94.1	$29.3
Other comprehensive income (loss) attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests	10.2	(1.4)	(0.8)
Foreign currency translation adjustment attributable to noncontrolling interests	(2.0)	(0.4)	—
Comprehensive Income (Loss) Attributable to Stockholders	$(244.2)	$92.3	$28.5
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2021	2020
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$65.5	$151.4
Accounts receivable, net of allowances of $6.0 in 2021 and $5.8 in 2020	457.4	412.1
Inventories, net	781.0	509.4
Prepaid expenses and other	46.1	56.8
Total Current Assets	1,350.0	1,129.7
Property, Plant and Equipment, Net	330.5	340.4
Intangible Assets	50.7	58.5
Goodwill	56.5	114.7
Deferred Income Taxes	3.7	24.4
Investment in Unconsolidated Affiliates	71.7	80.2
Other Non-current Assets	107.0	111.6
Total Assets	$1,970.1	$1,859.5
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$517.0	$412.0
Accounts payable, affiliates	24.4	16.1
Revolving credit facilities	165.3	0.7
Current maturities of long-term debt	91.5	82.4
Accrued payroll	57.1	46.1
Deferred revenue	49.7	41.7
Other current liabilities	199.6	156.9
Total Current Liabilities	1,104.6	755.9
Long-term Debt	261.7	206.1
Self-insurance Liabilities	33.5	30.2
Pension Obligations	6.2	19.8
Deferred Income Taxes	12.7	14.9
Other Long-term Liabilities	168.5	181.5
Total Liabilities	1,587.2	1,208.4
Stockholders’ Equity
Common stock:
Class A, par value $0.01 per share, 12,994,106 shares outstanding (2020 - 12,956,301 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,832,794 shares outstanding (2020 - 3,849,136 shares outstanding)	0.1	0.1
Capital in excess of par value	315.1	312.6
Treasury stock	(4.5)	(6.0)
Retained earnings	248.6	443.2
Accumulated other comprehensive loss	(202.3)	(133.1)
Total Stockholders’ Equity	357.1	616.9
Noncontrolling Interest	25.8	34.2
Total Equity	382.9	651.1
Total Liabilities and Equity	$1,970.1	$1,859.5
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2021	2020	2019
	(In millions)
Operating Activities
Net income	$(183.2)	$38.5	$36.6
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	46.2	42.9	43.3
Amortization of deferred financing fees	3.1	1.7	1.9
Deferred income taxes	19.8	(2.5)	(6.8)
Goodwill impairment charges	55.6	—	—
Long-lived asset impairment charges	10.0	—	—
Gain on sale of assets	(0.4)	(1.5)	0.1
Gain on the sale of investment	(4.6)	—	—
Stock-based compensation	4.0	1.3	8.2
Dividends from unconsolidated affiliates	5.5	7.3	5.1
Other non-current liabilities	(1.4)	(13.8)	(5.5)
Other	(27.3)	22.1	20.4
Working capital changes:
Accounts receivable	(54.6)	68.9	(9.6)
Inventories	(289.7)	66.6	(37.9)
Other current assets	(12.5)	(3.6)	(1.2)
Accounts payable	129.5	4.3	1.9
Other liabilities	46.5	(65.3)	20.2
Net cash provided by (used for) operating activities	(253.5)	166.9	76.7
Investing Activities
Expenditures for property, plant and equipment	(44.3)	(51.7)	(49.7)
Proceeds from the sale of assets	4.1	8.0	7.7
Proceeds from the sale of investment	15.7	—	—
Net cash used for investing activities	(24.5)	(43.7)	(42.0)
Financing Activities
Additions to long-term debt	119.6	72.2	67.6
Reductions of long-term debt	(62.0)	(83.7)	(92.1)
Net additions (reductions) to revolving credit agreements	165.4	(7.4)	(5.3)
Cash dividends paid	(21.6)	(21.3)	(21.0)
Cash dividends paid to noncontrolling interest	(0.2)	(0.3)	(0.2)
Financing fees paid	(7.6)	—	(0.4)
Other	—	(0.1)	(0.2)
Net cash provided by (used for) financing activities	193.6	(40.6)	(51.6)
Effect of exchange rate changes on cash	(1.5)	4.2	(2.2)
Cash and Cash Equivalents
Increase (decrease) for the year	(85.9)	86.8	(19.1)
Balance at the beginning of the year	151.4	64.6	83.7
Balance at the end of the year	$65.5	$151.4	$64.6
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In millions)
Balance, December 31, 2018	$0.1	$0.1	$(24.1)	$321.5	$407.3	$(85.9)	$(15.5)	$(76.1)	$527.4	$32.1	$559.5
Cumulative effect of change in accounting	—	—	—	—	5.3	—	0.9	(4.8)	1.4	—	1.4
Stock-based compensation	—	—	—	8.2	—	—	—	—	8.2	—	8.2
Stock issued under stock compensation plans	—	—	8.4	(8.4)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.2)	—	—	—	—	—	(0.2)	—	(0.2)
Net income	—	—	—	—	35.8	—	—	—	35.8	0.8	36.6
Cash dividends	—	—	—	—	(21.0)	—	—	—	(21.0)	(0.2)	(21.2)
Current period other comprehensive income (loss)	—	—	—	—	—	(7.0)	(15.9)	0.4	(22.5)	—	(22.5)
Reclassification adjustment to net income	—	—	—	—	—	—	12.0	3.2	15.2	—	15.2
Balance, December 31, 2019	$0.1	$0.1	$(15.9)	$321.3	$427.4	$(92.9)	$(18.5)	$(77.3)	$544.3	$32.7	$577.0

Stock-based compensation	—	—	—	1.3	—	—	—	—	1.3	—	1.3
Stock issued under stock compensation plans	—	—	10.0	(10.0)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	37.1	—	—	—	37.1	1.4	38.5
Cash dividends	—	—	—	—	(21.3)	—	—	—	(21.3)	(0.3)	(21.6)
Current period other comprehensive income (loss)	—	—	—	—	—	35.3	19.4	(14.6)	40.1	—	40.1
Reclassification adjustment to net income	—	—	—	—	—	—	11.6	3.9	15.5	—	15.5
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	0.4	0.4
Balance, December 31, 2020	$0.1	$0.1	$(6.0)	$312.6	$443.2	$(57.6)	$12.5	$(88.0)	$616.9	$34.2	$651.1

Stock-based compensation	—	—	—	4.0	—	—	—	—	4.0	—	4.0
Stock issued under stock compensation plans	—	—	1.5	(1.5)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	(173.0)	—	—	—	(173.0)	(10.2)	(183.2)
Cash dividends	—	—	—	—	(21.6)	—	—	—	(21.6)	(0.2)	(21.8)
Current period other comprehensive income (loss)	—	—	—	—	—	(40.1)	(38.8)	9.8	(69.1)	—	(69.1)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	(5.7)	5.6	(0.1)	—	(0.1)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	2.0	2.0
Balance, December 31, 2021	$0.1	$0.1	$(4.5)	$315.1	$248.6	$(97.7)	$(32.0)	$(72.6)	$357.1	$25.8	$382.9
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

The Company, through its wholly owned operating subsidiary, Hyster-Yale Group, Inc. ("HYG"), designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, China, Northern Ireland, Mexico, the Netherlands, Brazil, the Philippines, Italy, Japan and Vietnam. The sale of service parts represents approximately 15%, 14% and 12% of total revenues as reported in 2021, 2020 and 2019, respectively.

On June 1, 2018, the Company completed the acquisition of a 75% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"). Hyster-Yale Maximal is a Chinese manufacturer of low-intensity and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets. During 2021, the Company signed an Equity Transfer Agreement (the “ETA”) with Y-C Hongkong Holding Co., Limited (“HK Holding Co”), pursuant to which the Company expects to purchase 15% of the equity interest of Hyster-Yale Maximal from HK Holding Co for an aggregate purchase price of $25.2 million in June 2022, which will be paid in annual installments of $8.4 million beginning in June 2022 through June 2024. Subsequently, the Company will have an option to purchase HK Holding Co's remaining interest in Hyster-Yale Maximal at any time prior to June 8, 2056 for $16.8 million. If this option is exercised, the Company will own 100% of the equity interest of Hyster-Yale Maximal.

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
During 2020, broad measures taken by governments, businesses and others across the globe to limit the spread of novel coronavirus ("COVID-19") adversely affected the Company. The resulting significant decline in economic activity also reduced the demand for the Company's products and limited the availability of components from certain suppliers. Production was significantly reduced or suspended at the Company's Chinese and European facilities for certain periods during the first and second quarters of 2020. The Company also initiated several cost reduction measures designed to ease liquidity pressure. These cost containment actions included spending and travel restrictions, significant reductions in temporary personnel, furloughs, suspension of incentive compensation and profit sharing, benefit reductions and salary reductions. Effective January 1, 2021, the Company reinstated pre-pandemic salaries, benefits and incentive compensation programs. The cost containment actions associated with hiring, use of contract and temporary workers, travel and meetings, as well as other discretionary spending, are continuing. These measures are expected to remain in place until market and economic uncertainty dissipates and results improve. In addition, the Company adjusted production levels in 2020 at its manufacturing plants to align more closely with the reduced levels of demand, and worked closely with suppliers to help ensure current needs were met while also promoting continuity as the market improved. However, despite these efforts, during 2021, the Company experienced further pandemic-related and other global supply chain constraints, component shortages, shipping container availability constraints and higher freight costs, as well as significant material cost inflation resulting from the accelerated pace of the market recovery, all of which have negatively impacted the Company.

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
Changes in the Company's allowance for doubtful accounts, including write-offs, are as follows:

	2021	2020
Balance at January 1	$10.4	$9.7
Charged to costs and expenses	0.7	1.0
Write-offs	(0.1)	(0.6)
Recoveries	(0.4)	—
Foreign currency effect	(0.3)	0.3
Balance at December 31	$10.3	$10.4
The allowance for doubtful accounts balance includes allowance of receivables classified as long-term of $4.3 million and $4.6 million in 2021 and 2020, respectively.
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
Advertising Costs:  Advertising costs are expensed as incurred. Total advertising expense was $9.0 million, $7.6 million and $10.7 million in 2021, 2020 and 2019, respectively.
Research and Development Costs:  Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $108.3 million, $100.5 million and $115.3 million in 2021, 2020 and 2019, respectively.
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
Recently Issued Accounting Standards

The following table provides a brief description of recent accounting pronouncements adopted January 1, 2021. Unless otherwise noted, the adoption of these standards did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

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

NOTE 3—Revenue

Revenue is recognized when obligations under the terms of a contract with the customer are satisfied, which occurs when control of the trucks, parts, or services are transferred to the customer. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise for the right to payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers. Taxes collected from customers are excluded from revenue. The estimated costs of product warranties are recognized as expense when the products are sold. See Note 15 for further information on product warranties.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the year ended December 31, 2021 and 2020.

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

The Company pays for shipping and handling activities regardless of when control is transferred and has elected to account for shipping and handling as activities to fulfill the promise to transfer the good, rather than a promised service. These costs are reported on the line “Cost of sales” in the Consolidated Statements of Operations. The following table disaggregates revenue by category:

	YEAR ENDED
	DECEMBER 31, 2021
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$935.4	$540.7	$202.7	$—	$—	$—	$1,678.8
Direct customer sales	452.5	8.7	—	—	—	—	461.2
Aftermarket sales	478.5	106.7	30.2	—	—	—	615.4
Other	118.2	22.8	1.0	347.8	0.7	(170.2)	320.3
Total Revenues	$1,984.6	$678.9	$233.9	$347.8	$0.7	$(170.2)	$3,075.7

	YEAR ENDED
	DECEMBER 31, 2020
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$882.9	$472.0	$161.8	$—	$—	$—	$1,516.7
Direct customer sales	497.3	9.2	—	—	—	—	506.5
Aftermarket sales	397.4	88.8	29.9	—	—	—	516.1
Other	113.6	18.6	1.4	283.7	3.9	(148.4)	272.8
Total Revenues	$1,891.2	$588.6	$193.1	$283.7	$3.9	$(148.4)	$2,812.1

	YEAR ENDED
	DECEMBER 31, 2019
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$1,051.2	$619.1	$214.5	$—	$—	$—	$1,884.8
Direct customer sales	542.1	15.0	—	—	—	—	557.1
Aftermarket sales	396.4	95.3	34.2	—	—	—	525.9
Other	133.6	21.8	1.0	345.4	10.1	(187.9)	324.0
Total Revenues	$2,123.3	$751.2	$249.7	$345.4	$10.1	$(187.9)	$3,291.8

Dealer sales are recognized when the Company transfers control based on the shipping terms of the contract, which is generally when the truck is shipped from the manufacturing facility to the dealers. The majority of direct customer sales are to National

Account customers. In these transactions, the Company transfers control and recognizes revenue when it delivers the product to the customer according to the terms of the contract. Aftermarket sales represent parts sales, extended warranty and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract, which reflects the costs to perform under these contracts and corresponds with, and thereby depicts, the transfer of control to the customer. Bolzoni revenue from external customers is primarily the sale of attachments to customers. In these transactions, the Company transfers control and recognizes revenue according to the shipping terms of the contract. In the United States, Bolzoni also has revenue for sales of forklift components to HYG plants. Nuvera's revenues include the sale of battery box replacement ("BBR") units to HYG for sale to dealers and development funding from third-party development agreements. In all revenue transactions, the Company receives cash equal to the invoice price and amount of consideration received and the revenue recognized may vary with changes in marketing incentives. Intercompany revenues between Bolzoni, Nuvera and the lift truck business have been eliminated.

Deferred Revenue: The Company defers revenue for transactions that have not met the criteria for recognition at the time payment is collected, including extended warranties and maintenance contracts. In addition, for certain products, services and customer types, the Company collects payment prior to the transfer of control to the customer. Changes in the Company's deferred revenue are as follows:

	2021	2020
Balance, January 1	$70.5	$73.3
Customer deposits and billings	38.0	41.2
Revenue recognized	(32.0)	(44.6)
Foreign currency effect	(0.3)	0.6
Balance, December 31	$76.2	$70.5

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

	2021	2020	2019
Revenues from external customers
Americas	$1,984.6	$1,891.2	$2,123.3
EMEA	678.9	588.6	751.2
JAPIC	233.9	193.1	249.7
Lift truck business	2,897.4	2,672.9	3,124.2
Bolzoni	347.8	283.7	345.4
Nuvera	0.7	3.9	10.1
Eliminations	(170.2)	(148.4)	(187.9)
Total	$3,075.7	$2,812.1	$3,291.8
Gross profit (loss)
Americas	$221.8	$318.1	$354.8
EMEA	86.9	86.4	110.5
JAPIC	21.2	20.3	29.7
Lift truck business	329.9	424.8	495.0
Bolzoni	61.5	53.4	58.1
Nuvera	(26.7)	(12.2)	(11.2)
Eliminations	(1.3)	(0.6)	(0.1)
Total	$363.4	$465.4	$541.8
Selling, general and administrative expenses
Americas	$241.5	$216.0	$266.0
EMEA	86.6	83.3	99.8
JAPIC	88.7	39.9	43.6
Lift truck business	416.8	339.2	409.4
Bolzoni	63.3	52.4	53.4
Nuvera	35.6	23.9	25.1
Total	$515.7	$415.5	$487.9
Operating profit (loss)
Americas	$(19.7)	$102.1	$88.8
EMEA	0.3	3.1	10.7
JAPIC	(67.5)	(19.6)	(13.9)
Lift truck business	(86.9)	85.6	85.6
Bolzoni	(1.8)	1.0	4.7
Nuvera	(62.3)	(36.1)	(36.3)
Eliminations	(1.3)	(0.6)	(0.1)
Total	$(152.3)	$49.9	$53.9
Interest expense
Americas	$15.0	$12.8	$18.1
EMEA	0.3	0.8	2.9
JAPIC	0.5	0.4	0.9
Eliminations	(0.8)	(0.9)	(2.7)
Lift truck business	15.0	13.1	19.2
Bolzoni	0.8	0.8	0.7
Nuvera	—	—	—
Eliminations	(0.3)	(0.2)	(0.1)
Total	$15.5	$13.7	$19.8

	2021	2020	2019
Interest income
Americas	$(0.6)	$(1.7)	$(3.9)
EMEA	(0.6)	(0.4)	(0.4)
JAPIC	(0.2)	(0.1)	(0.2)
Eliminations	0.8	0.9	2.7
Lift truck business	(0.6)	(1.3)	(1.8)
Bolzoni	(0.3)	(0.3)	—
Nuvera	—	—	(0.1)
Eliminations	0.3	0.2	0.1
Total	$(0.6)	$(1.4)	$(1.8)
Other (income) expense
Americas	$(3.7)	$(1.6)	$(4.4)
EMEA	(4.1)	(4.1)	(3.1)
JAPIC	0.5	2.4	(3.4)
Lift truck business	(7.3)	(3.3)	(10.9)
Bolzoni	(0.5)	—	0.2
Nuvera	(4.5)	(1.3)	(1.3)
Eliminations	—	—	—
Total	$(12.3)	$(4.6)	$(12.0)
Income tax provision (benefit)
Americas	$27.2	$21.0	$17.8
EMEA	3.6	1.2	2.3
JAPIC	(2.0)	(9.1)	0.7
Lift truck business	28.8	13.1	20.8
Bolzoni	(2.3)	—	0.2
Nuvera	1.6	(9.2)	(9.7)
Eliminations	0.2	(0.2)	—
Total	$28.3	$3.7	$11.3
Net income (loss) attributable to stockholders
Americas	$(57.6)	$71.6	$61.2
EMEA	1.0	5.6	9.0
JAPIC	(55.3)	(14.3)	(11.9)
Lift truck business	(111.9)	62.9	58.3
Bolzoni	(0.2)	0.2	2.8
Nuvera	(59.4)	(25.6)	(25.2)
Eliminations	(1.5)	(0.4)	(0.1)
Total	$(173.0)	$37.1	$35.8

	2021	2020	2019
Total assets
Americas	$1,558.2	$1,367.1	$1,369.8
EMEA	843.7	807.9	749.7
JAPIC	329.3	343.2	337.3
Eliminations	(682.8)	(642.9)	(627.4)
Lift truck business	2,048.4	1,875.3	1,829.4
Bolzoni	323.8	300.4	286.0
Nuvera	16.0	57.3	57.7
Eliminations	(418.1)	(373.5)	(325.9)
Total	$1,970.1	$1,859.5	$1,847.2
Depreciation and amortization
Americas	$17.3	$17.1	$17.5
EMEA	8.1	6.8	6.5
JAPIC	6.9	6.2	6.6
Lift truck business	32.3	30.1	30.6
Bolzoni	12.7	11.7	11.7
Nuvera	1.2	1.1	1.0
Total	$46.2	$42.9	$43.3
Capital expenditures
Americas	$16.1	$27.4	$15.9
EMEA	10.7	14.2	17.2
JAPIC	3.8	2.6	4.7
Lift truck business	30.6	44.2	37.8
Bolzoni	10.4	5.3	5.6
Nuvera	3.3	2.2	6.3
Total	$44.3	$51.7	$49.7
Cash and cash equivalents
Americas	$9.3	$48.7	$19.5
EMEA	19.5	55.5	5.4
JAPIC	24.3	26.1	21.9
Lift truck business	53.1	130.3	46.8
Bolzoni	12.0	21.0	17.4
Nuvera	0.4	0.1	0.4
Total	$65.5	$151.4	$64.6
Data by Geographic Region

No single country outside of the United States comprised 10% or more of revenues from unaffiliated customers. The “Other” category below includes Canada, Mexico, South America and the Asia and Pacific regions. In addition, no single customer comprised 10% or more of revenues from unaffiliated customers.

	United States	Europe, Africa and Middle East	Other	Consolidated
2021
Revenues from unaffiliated customers, based on the customers’ location	$1,671.1	$866.1	$538.5	$3,075.7
Long-lived tangible assets	$185.3	$97.4	$119.5	$402.2
2020
Revenues from unaffiliated customers, based on the customers’ location	$1,640.8	$736.7	$434.6	$2,812.1
Long-lived tangible assets	$198.4	$102.8	$119.4	$420.6
2019
Revenues from unaffiliated customers, based on the customers’ location	$1,794.6	$923.6	$573.6	$3,291.8
Long-lived tangible assets	$232.9	$103.9	$127.9	$464.7

NOTE 5—Common Stock and Earnings per Share
The Company's Class A common stock is traded on the New York Stock Exchange under the ticker symbol “HY.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company's Class A common stock and Class B common stock have the same cash dividend rights per share. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2021 was 125 million shares and 35 million shares, respectively. Treasury shares of Class A common stock totaling 61,207 and 82,670 at December 31, 2021 and 2020, respectively, have been deducted from shares outstanding.
Stock Compensation: The Company has stock compensation plans for certain employees in the U.S. that allow the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding them for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) five years after the participant's retirement date, (ii) four, seven or ten years from the award date, as defined in the award, or (iii) the participant's death or permanent disability. Pursuant to the plans, the Company expects to issue 65,121 and issued 111,148 shares related to the years ended December 31, 2021 and 2019, respectively. There were no shares issued related to 2020. After the issuance of these shares, there will be 943,449 shares of Class A common stock available for issuance under these plans. Compensation expense related to these share awards was $2.6 million ($2.0 million net of tax) and $7.0 million ($5.5 million net of tax) for the years ended 2021 and 2019, respectively. Compensation expense at the grant date represents fair value based on the market price of the shares of Class A common stock. The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the non-employee directors’ annual retainer is paid in restricted shares of Class A common stock. For the year ended December 31, 2021, $127,000 of each non-employee director's retainer of $188,000 was to be paid in restricted shares of Class A common stock. For the year ended December 31, 2020, $124,000 of $184,000 was paid in restricted shares of Class A common stock. The non-employee directors' retainer was reduced by 10% from May through December of 2020. For the year ended December 31, 2019, $118,000 of $178,000 was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date on which the director has both retired from the Board of Directors and reached 70 years of age. Pursuant to this plan, the Company issued 22,176, 28,323 and 18,954 shares related to the years ended December 31, 2021, 2020 and 2019, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 1,168, 1,610 and 1,711 in 2021, 2020 and 2019, respectively. After the issuance of these shares, there were 30,976 shares of Class A common stock available for issuance under this directors' plan. Compensation expense related to these awards was $1.4 million ($1.1 million net of tax), $1.3 million ($1.0 million net of tax) and $1.2 million ($0.9 million net of tax) for the years ended December 31, 2021, 2020 and 2019, respectively. Compensation expense at the grant date represents fair value based on the market price of the shares of Class A common stock.

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

	2021	2020	2019
Basic weighted average shares outstanding	16.818	16.775	16.645
Dilutive effect of restricted stock awards	—	0.024	0.081
Diluted weighted average shares outstanding	16.818	16.799	16.726
Basic earnings per share	$(10.29)	$2.21	$2.15
Diluted earnings per share	$(10.29)	$2.21	$2.14
Cash dividends per share	$1.2875	$1.2700	$1.2625
The table above excludes 0.074 million of anti-dilutive restricted stock awards related to 2021, expected to be issued in 2022.

NOTE 6—Income Taxes
The components of income (loss) before income taxes and provision for income taxes for the years ended December 31 are as follows:

	2021	2020	2019
Income (loss) before income taxes
U.S.	$(147.9)	$(0.6)	$(18.2)
Non-U.S.	(7.0)	42.8	66.1
	$(154.9)	$42.2	$47.9
Income tax provision
Current tax provision (benefit):
Federal	$(1.2)	$0.4	$3.2
State	1.1	0.8	1.9
Non-U.S.	8.6	5.0	13.0
Total current	$8.5	$6.2	$18.1
Deferred tax provision (benefit):
Federal	$14.1	$(2.6)	$(7.6)
State	3.8	(0.6)	(1.9)
Non-U.S.	1.9	0.7	2.7
Total deferred	$19.8	$(2.5)	$(6.8)
	$28.3	$3.7	$11.3

The Company made income tax payments of $11.7 million, $15.3 million and $12.5 million during 2021, 2020 and 2019, respectively. The Company received income tax refunds of $0.3 million, $0.2 million and $3.7 million during 2021, 2020 and 2019, respectively.

A reconciliation of the U.S. federal statutory rate and reported income tax rate for the year ended December 31 is as follows:

	2021	2020	2019
Income before income taxes	$(154.9)	$42.2	$47.9
Statutory taxes at 21%	$(32.5)	$8.9	$10.1
Valuation allowance	58.6	2.9	0.8
Non-U.S. rate differences	10.0	(0.3)	0.9
Global intangible low-taxed income	5.0	1.8	2.0
Unremitted non-U.S. earnings	1.2	(0.7)	1.7
Other	0.6	0.8	(0.2)
Nondeductible compensation	0.4	—	1.7
State income taxes	(5.3)	0.1	(0.2)
Tax controversy resolution	(4.5)	(5.8)	(1.4)
Federal income tax credits	(2.6)	(2.6)	(4.0)
Equity interest earnings	(1.8)	(1.0)	(1.5)
Base-erosion and anti-abuse tax	(0.8)	(0.4)	1.4
Income tax provision	$28.3	$3.7	$11.3
Reported income tax rate	(18.3)%	8.8%	23.6%

The Company has determined that it is impracticable to calculate the amount of deferred taxes that would be applicable to all of its investments in non-U.S. subsidiaries. However, the Company has provided for the anticipated withholding taxes on unremitted non-U.S. earnings for which no reinvestment plan has been identified and that may be repatriated in the foreseeable future including deferred taxes with respect to these earnings.

The Company has elected to account for the global intangible low-taxed income ("GILTI") tax in the period in which it is incurred, and therefore has not provided any deferred tax amounts for GILTI.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act") eliminates the option to deduct research and development expenditures immediately in the year incurred and requires U.S. taxpayers to amortize such expenditures over five to fifteen years depending upon whether the activities were incurred in the U.S. or outside of the U.S. Without the option to deduct these expenses in the year incurred, the Company expects this change to have a material impact upon our future cash payments for taxes. Under the assumption that this legislation is not modified or repealed, the impact will continue over the fifteen year maximum amortization period, but will decrease each year until the end of the fifteen year deferral period.

A detailed summary of the total deferred tax assets and liabilities in the Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2021	2020
Deferred tax assets
Tax attribute carryforwards	$53.7	$21.2
Accrued expenses and reserves	19.9	9.0
Product warranties	12.1	12.2
Research and development capitalization	7.8	7.2
Accrued product liability	6.7	6.2
Other employee benefits	6.1	5.7
Inventories	5.1	2.9
Other	2.3	2.9
Accrued pension benefits	—	3.3
Total deferred tax assets	113.7	70.6
Less: Valuation allowance	94.4	28.2
	19.3	42.4

	December 31
	2021	2020
Deferred tax liabilities
Depreciation and amortization	25.4	31.9
Accrued pension benefits	1.7	—
Unremitted earnings	1.2	1.0
Total deferred tax liabilities	28.3	32.9
Net deferred tax asset (liability)	$(9.0)	$9.5

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2021
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
U.S. net operating loss	$18.1	$17.7	Indefinite
Non-U.S. net operating loss	17.4	14.6	2022 - Indefinite
State net operating losses and credits	8.5	8.1	2022 - Indefinite
Non-U.S. capital losses	7.5	7.5	2022 - Indefinite
Disallowed interest and other	3.0	3.0	2026 - Indefinite
Research and development credit	1.9	0.2	2041
Less: Unrecognized tax benefits	(2.7)	—
Total	$53.7	$51.1

	December 31, 2020
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$12.6	$10.0	2021 - Indefinite
Non-U.S. capital losses	7.0	7.0	2021 - Indefinite
State net operating losses and credits	4.2	3.0	2021 - 2039
Less: Unrecognized tax benefits	(2.6)	—
Total	$21.2	$20.0

The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required. A valuation allowance is required where realization is determined to no longer meet the "more likely than not" standard. The establishment of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or other deferred tax assets in future periods. The tax net operating losses attributable to Australia, Brazil, China and the United Kingdom comprise a substantial portion of the non-U.S. net operating loss deferred tax assets. The Australian, Brazilian and United Kingdom net operating losses do not expire under local law, while Chinese losses expire after five years.

During 2021, the Company recognized a tax charge of $24.8 million, for the establishment of a valuation allowance against the beginning of the year balance of the Company’s U.S. and United Kingdom deferred tax assets, excluding the portion of assets available to be carried back to the prior tax year. Based upon a review of the Company’s recent operations, including cumulative U.S. pretax losses, lack of available tax planning strategies and declining forecasts due to supply and logistics constraints, the evidence available no longer supported a more likely than not standard for realization of these deferred tax assets. Although the Company projects earnings over the longer term for these operations, due to the cumulative losses such longer-term forecasts are not sufficient evidence to support the future utilization of deferred tax assets. Additionally, $32.5 million of valuation allowance expense, related to these operations, was provided against deferred tax assets generated in the current year.

During 2021 and 2020, the valuation allowance provided against deferred tax assets increased by $66.2 million and decreased by $3.2 million, respectively. The change in the total valuation allowance in 2021 and 2020 included a net increase in tax expense of $58.6 million and $2.9 million, respectively, and a net increase of $7.6 million and a net decrease of $0.6 million in 2021 and 2020 recorded directly in equity, respectively. The change also included a net decrease of $5.5 million in 2020 for the write-down of the Australian losses recorded directly against the associated valuation allowance where such losses were no longer available under Australian tax rules.
Based upon a review of historical earnings and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes the valuation allowances provided are appropriate. At December 31, 2021, the Company had gross net operating loss carryforwards in the U.S. of $86.2 million, U.S. state jurisdictions of $93.0 million and non-U.S. jurisdictions of $61.5 million.
The following is a reconciliation of total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between the Company's tax return positions and the benefits recognized in the consolidated financial statements for the years ended December 31, 2021, 2020 and 2019. Approximately $8.2 million, $10.7 million and $13.5 million of these amounts as of December 31, 2021, 2020 and 2019, respectively, relate to permanent items that, if recognized, would impact the reported income tax rate. In 2020 and 2019, these amounts differ from gross unrecognized tax benefits presented in the table below due to the increase in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2021	2020	2019
Balance at January 1	$10.8	$13.6	$15.2
Additions based on tax positions related to the current year	0.7	0.3	0.3
Additions for tax positions of prior years	1.2	0.1	0.2
Reductions due to settlements with taxing authorities and the lapse of the applicable statute of limitations	(4.3)	(3.9)	(2.0)
Other changes in unrecognized tax benefits including foreign currency translation adjustments	(0.2)	0.7	(0.1)
Balance at December 31	$8.2	$10.8	$13.6
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recorded a net decrease of $2.1 million and $2.3 million during 2021 and 2020, respectively, and an increase $0.1 million during 2019, in interest and penalties. As a result of foreign currency translation into U.S. dollars, the total amount of interest and penalties increased by $0.2 million and $0.4 million during 2021 and 2020, respectively. The total amount of interest and penalties accrued was $4.8 million, $6.7 million and $8.6 million as of December 31, 2021, 2020 and 2019, respectively.
The Company expects the amount of unrecognized tax benefits will change within the next twelve months. It is reasonably possible the Company will record unrecognized tax benefits, including interest and penalties, within the next twelve months up to $5.5 million resulting from the possible expiration of certain statutes of limitation and settlement of audits. If recognized, the previously unrecognized tax benefits will be recorded as discrete tax benefits in the interim period in which the items are effectively settled. Approximately $4.0 million of the amount that may be recognized in the next twelve months relates to prior business acquisitions, and such amounts will be offset with the pretax reduction of the related indemnity receivable.
The tax returns of the Company and its non-U.S. subsidiaries are routinely examined by various taxing authorities. The Company has not been informed of any material assessment for which an accrual has not been previously provided. In addition, in certain circumstances where the Company is contesting an assessment and believes it has a strong probability of success, no accrual has been provided. The Company would vigorously contest any material assessment. Management believes any potential adjustment would not materially affect the Company's financial condition or results of operations.
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The Company is currently under examination by the Internal Revenue Service for its 2018 U.S. tax filings. The Company expects this examination to be completed during 2022. The examination of U.S. federal tax returns for all years prior to 2018 have been settled with the Internal Revenue Service or otherwise have essentially closed under the applicable statute of limitations. However, the Company has elected to voluntarily extend the statute of limitations for the U.S. federal tax return for 2012 at the request of its prior parent company such that attributes may be adjusted in limited circumstances. The Company has also filed a protective claim for 2017 in order to preserve its right to a future refund pending the favorable resolution of certain court decisions. The Company is routinely under examination in various state and non-U.S. jurisdictions and in most cases the statute of limitations has not been extended. The Company believes these examinations are routine in nature and are not expected to result in any material tax assessments.

NOTE 7—Reclassifications from OCI

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Details about OCI Components	Amount Reclassified from OCI			Affected Line Item in the Statement Where Net Income Is Presented
	2021	2020	2019
Gain (loss) on cash flow hedges:
Interest rate contracts	$3.2	$1.9	$(0.3)	Interest expense
Foreign exchange contracts	2.6	(17.5)	(16.2)	Cost of sales
Total before tax	5.8	(15.6)	(16.5)	Income (loss) before income taxes
Tax expense (benefit)	(0.1)	4.0	4.5	Income tax provision
Net of tax	$5.7	$(11.6)	$(12.0)	Net income (loss)
Amortization of defined benefit pension items:
Actuarial loss	$(5.4)	$(4.7)	$(3.9)	Other, net
Prior service (cost) credit	(0.1)	(0.1)	(0.1)	Other, net
Total before tax	(5.5)	(4.8)	(4.0)	Income (loss) before income taxes
Tax expense (benefit)	(0.1)	0.9	0.8	Income tax provision
Net of tax	$(5.6)	$(3.9)	$(3.2)	Net income (loss)
Total reclassifications for the period	$0.1	$(15.5)	$(15.2)

NOTE 8—Financial Instruments and Derivative Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding finance leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At December 31, 2021, the total carrying value and total fair value of revolving credit agreements and long-term debt, excluding finance leases, was $490.3 million and $486.4 million, respectively. At December 31, 2020, the total carrying value and total fair value of revolving credit agreements and long-term debt, excluding finance leases, was $260.5 million and $257.2 million, respectively.
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
Foreign Currency Derivatives:  The Company held forward foreign currency exchange contracts with a total notional amount of $1.1 million at December 31, 2021, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, British pounds, Mexican pesos, Swedish kroner and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $0.8 billion at December 31, 2020, primarily denominated in euros, U.S. dollars, Japanese yen, British pounds, Mexican pesos, Australian dollars, Swedish kroner, Brazilian real and Chinese renminbi. The fair value of these contracts approximated a net liability of $26.7 million and a net asset $23.5 million at December 31, 2021 and 2020, respectively.
For the years ended December 31, 2021 and 2020, there was no material ineffectiveness of forward foreign currency exchange contracts that qualify for hedge accounting. Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2021, $12.8 million of the amount of net deferred loss included in OCI at December 31, 2021 is expected to be reclassified as expense into the Consolidated Statements of Operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at December 31, 2021 and 2020:

Notional Amount		Average Fixed Rate
December 31	December 31	December 31	December 31
2021	2020	2021	2020	Term at December 31, 2021
$180.0	$—	1.68%	—%	Extending to May 2027
16.0	19.0	(0.14)%	(0.10)%	Extending to September 2025
—	56.5	—%	1.94%	Terminated May 2021
—	65.7	—%	2.20%	Terminated May 2021
The fair value of all interest rate swap agreements was a net liability of $3.2 million and $4.9 million at December 31, 2021 and 2020, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2021, $3.3 million of the net deferred loss included in OCI is expected to be reclassified as expense in the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2021	2020	Balance sheet location	2021	2020
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Other current liabilities	$0.3	$—	Other current liabilities	$2.2	$2.5
Long-term	Other non-current assets	0.1	—	Other non-current assets	0.1	—
Long-term	Other long-term liabilities	0.6	—	Other long-term liabilities	1.9	2.4
Foreign currency exchange contracts
Current	Prepaid expenses and other	—	15.7	Prepaid expenses and other	—	2.9
	Other current liabilities	3.6	1.0	Other current liabilities	17.0	3.6
Long-Term	Other non-current assets	—	11.3	Other non-current assets	—	0.1
	Other long-term liabilities	1.0	—	Other long-term liabilities	13.2	—
Total derivatives designated as hedging instruments		$5.6	$28.0		$34.4	$11.5
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	$—	$2.8	Prepaid expenses and other	$—	$0.9
	Other current liabilities	1.1	0.7	Other current liabilities	2.2	0.5
Total derivatives not designated as hedging instruments		$1.1	$3.5		$2.2	$1.4
Total derivatives		$6.7	$31.5		$36.6	$12.9

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty at December 31, 2021 and 2020 as recorded in the Consolidated Balance Sheets:

	Derivative Assets as of December 31, 2021				Derivative Liabilities as of December 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$3.2	$—	$3.2	$3.2
Foreign currency exchange contracts	—	—	—	—	26.7	—	26.7	26.7
Total derivatives	$—	$—	$—	$—	$29.9	$—	$29.9	$29.9

	Derivative Assets as of December 31, 2020				Derivative Liabilities as of December 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$4.9	$—	$4.9	$4.9
Foreign currency exchange contracts	25.9	(2.4)	23.5	23.5	2.4	(2.4)	—	—
Total derivatives	$25.9	$(2.4)	$23.5	$23.5	$7.3	$(2.4)	$4.9	$4.9
The following table summarizes the pre-tax impact of derivative instruments for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	2021	2020	2019		2021	2020	2019
Cash Flow Hedges
Interest rate swap agreements	$5.8	$(1.0)	$(3.8)	Interest expense	$3.2	$1.9	$(0.3)
Foreign currency exchange contracts	(45.6)	27.7	(18.0)	Cost of sales	2.6	(17.5)	(16.2)
	$(39.8)	$26.7	$(21.8)		$5.8	$(15.6)	$(16.5)

Derivatives Not Designated as Hedging Instruments				Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
					2021	2020	2019
Cash flow hedges
Foreign currency exchange contracts				Cost of sales	$(6.9)	$4.5	$(5.3)
Total					$(6.9)	$4.5	$(5.3)

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

During 2021 and 2020, the Company recognized a settlement loss of $1.1 million and $1.2 million, respectively, resulting from lump-sum distributions exceeding the total projected interest cost for the plan year for its U.S. pension plan.

The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2021	2020	2019
United States Plans
Weighted average discount rates	2.58%	2.09%	3.02%
Expected long-term rate of return on assets	5.50%	7.00%	7.50%
Cash balance interest crediting rate	3.50%	3.50%	3.50%
Non-U.S. Plans
Weighted average discount rates	1.00%-1.30%	0.50%-1.30%	0.37%-1.85%
Rate of increase in compensation levels	2.45%-2.50%	1.00%-2.50%	1.00%-2.50%
Expected long-term rate of return on assets	1.00%-4.50%	0.50%-6.00%	1.00%-7.00%
Each year, the assumptions used to calculate the benefit obligation are used to calculate the net periodic pension expense for the following year.

Set forth below is a detail of the net periodic pension expense for the defined benefit plans for the years ended December 31:

	2021	2020	2019
United States Plans
Interest cost	$1.5	$1.9	$2.6
Expected return on plan assets	(4.5)	(4.7)	(4.5)
Amortization of actuarial loss	2.0	2.1	2.0
Settlements	1.1	1.2	—
Net periodic pension expense	$0.1	$0.5	$0.1
Non-U.S. Plans
Service cost	$0.3	$0.2	$0.1
Interest cost	2.6	3.1	4.1
Expected return on plan assets	(10.5)	(10.9)	(10.2)
Amortization of actuarial loss	3.5	2.6	1.9
Amortization of prior service cost	0.1	0.1	0.1
Net periodic pension benefit	$(4.0)	$(4.9)	$(4.0)
Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31:

	2021	2020	2019
United States Plans
Current year actuarial (gain) loss	$0.2	$0.7	$(0.4)
Amortization of actuarial loss	(2.0)	(2.1)	(2.0)
Settlements	(1.1)	(1.2)	—
Total recognized in other comprehensive income (loss)	$(2.9)	$(2.6)	$(2.4)
Non-U.S. Plans
Current year actuarial (gain) loss	$(8.9)	$18.3	$(0.1)
Amortization of actuarial loss	(3.5)	(2.6)	(1.9)
Amortization of prior service cost	(0.1)	(0.1)	(0.1)
Total recognized in other comprehensive income (loss)	$(12.5)	$15.6	$(2.1)

The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Projected benefit obligation at beginning of year	$70.0	$213.3	$70.2	$186.3
Service cost	—	0.3	—	0.2
Interest cost	1.5	2.6	1.9	3.1
Actuarial (gain) loss	2.7	(6.8)	4.6	21.7
Benefits paid	(4.4)	(8.3)	(4.5)	(6.8)
Employee contributions	—	0.1	—	0.2
Lump sum payments	(2.3)	—	(2.2)	—
Foreign currency exchange rate changes	—	(3.4)	—	8.6
Projected benefit obligation at end of year	$67.5	$197.8	$70.0	$213.3
Accumulated benefit obligation at end of year	$67.5	$196.9	$70.0	$212.2
Change in plan assets
Fair value of plan assets at beginning of year	$68.6	$197.9	$66.4	$179.5
Actual return on plan assets	7.1	12.9	8.5	15.0
Employer contributions	—	3.5	0.4	2.3
Employee contributions	—	0.1	—	0.2
Benefits paid	(4.4)	(8.3)	(4.5)	(6.8)
Settlements	(2.3)	—	(2.2)	—
Foreign currency exchange rate changes	—	(3.4)	—	7.7
Fair value of plan assets at end of year	$69.0	$202.7	$68.6	$197.9
Funded status at end of year	$1.5	$4.9	$(1.4)	$(15.4)
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$1.5	$8.4	$—	$—
Noncurrent liabilities	—	(3.5)	(1.4)	(15.4)
	$1.5	$4.9	$(1.4)	$(15.4)
Components of accumulated other comprehensive income (loss) consist of:
Actuarial loss	$31.8	$58.3	$34.7	$70.6
Prior service cost (credit)	—	1.5	—	1.6
Deferred taxes	(8.3)	(12.7)	(8.3)	(12.6)
Foreign currency translation adjustment	—	2.0	—	2.0
	$23.5	$49.1	$26.4	$61.6
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
In 2022, the Company expects to contribute $2.1 million to its non-U.S. pension plans. The Company does not expect to contribute to its U.S. pension plan in 2022.

Pension benefit payments are made from assets of the pension plans. Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plans	Non-U.S. Plans
2022	$6.1	$8.1
2023	5.9	8.4
2024	5.6	8.7
2025	5.2	8.8
2026	4.9	9.1
2027 - 2031	20.4	49.7
	$48.1	$92.8
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

The following is the actual allocation percentage and target allocation percentage for the Company's U.S. pension plan assets at December 31:

	2021 Actual Allocation	2020 Actual Allocation	Target Allocation
U.S. equity securities	27.8%	40.9%	25%
Non-U.S. equity securities	11.8%	20.8%	15%
Fixed income securities	59.6%	37.6%	60%
Money market	0.8%	0.6%	—%
The following is the actual allocation percentage and target allocation percentage for the Company's U.K. pension plan assets at December 31:

	2021 Actual Allocation	2020 Actual Allocation	Target Allocation
U.K. equity securities	3.4%	5.1%	5%
Non-U.K. equity securities	37.2%	55.4%	35%
Fixed income securities	58.8%	39.1%	60%
Money market	0.6%	0.4%	—%
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

Following are the values as of December 31:

	Level 1		Level 2
	2021	2020	2021	2020
U.S. equity securities	$19.2	$28.1	$24.6	$34.2
U.K. equity securities	—	—	6.4	9.0
Non-U.S., non-U.K. equity securities	8.1	14.3	44.9	64.9
Fixed income securities	41.1	25.8	125.7	89.1
Money market	0.6	0.4	1.1	0.7
Total	$69.0	$68.6	$202.7	$197.9

Defined Contribution Plans: The Company has defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. The Company generally matches employee contributions based on plan provisions. In addition, in the United States and United Kingdom, the Company has defined contribution retirement plans whereby the contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $17.1 million, $10.0 million and $26.6 million in 2021, 2020 and 2019, respectively. Company contributions to these plans were suspended from May through December of 2020.

NOTE 10—Inventories
Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At December 31, 2021 and 2020, 51% and 42%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts for the lift truck business in the United States. The FIFO method is used with respect to all other inventories.
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
During 2021, Nuvera reduced its inventory by $16.1 million to its estimated net realizable value, which is recorded in “Cost of Sales” in the Consolidated Statements of Operations. Refer to Note 11 for further discussion of the factors related to this adjustment.
Inventories are summarized as follows:

	December 31
	2021	2020
Finished goods and service parts	$321.6	$269.0
Work in process	32.9	21.0
Raw materials	509.9	269.4
Total manufactured inventories	864.4	559.4
LIFO reserve	(83.4)	(50.0)
Total inventory	$781.0	$509.4

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

In connection with the preparation of the financial statements during 2021, the Company identified indicators of impairment primarily related to the unexpected level of significant, on-going pandemic-related and other global supply chain constraints, component shortages, shipping container availability constraints and higher freight costs, as well as significant material cost inflation resulting from the accelerated pace of the market recovery, all of which had negatively impacted the Company. The continued high level of disruption to the Company’s manufacturing and logistics operations experienced in 2021 is expected to continue into 2022. In addition, the effects of the COVID-19 pandemic, including border closures, halted Nuvera's progress on certain research and development agreements that were entered into prior to the start of the pandemic. In anticipation of fulfilling these agreements, Nuvera made significant investments in manufacturing and equipment expansion, as well as increased inventory levels. As a result, it was determined that carrying value of the Nuvera fixed assets exceeded the undiscounted cash flows from the assets and the fair value of Nuvera's fixed assets exceeded the carrying value by $10.0 million. The impairment charge for property, plant and equipment was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. The estimated fair value of property, plant and equipment was determined using a cost approach, which is a Level 3 under the fair value hierarchy. Based on the Company’s analysis, all other remaining long-lived assets with finite lives were not impaired as of December 31, 2021.

Property, plant and equipment, net includes the following:

	December 31
	2021	2020
Land and land improvements	$33.5	$33.6
Plant and equipment	856.7	842.9
Property, plant and equipment, at cost	890.2	876.5
Allowances for depreciation and amortization	(559.7)	(536.1)
	$330.5	$340.4
Total depreciation and amortization expense on property, plant and equipment was $40.8 million, $36.8 million and $36.7 million during 2021, 2020, and 2019, respectively.

NOTE 12—Goodwill and Intangible Assets

The Company evaluates the carrying amount of goodwill and indefinite-lived intangible assets for impairment annually as of May 1st and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. The Company uses either a qualitative or quantitative analysis to determine whether fair value exceeds carrying value. As part of the quantitative testing process for goodwill, the Company estimates fair values using a discounted cash flow approach from the perspective of a market participant. Significant estimates in the discounted cash flow approach are cash flow forecasts of the reporting units, the discount rate, the terminal business value and the projected income tax rate. The cash flow forecasts of the reporting units are based upon management’s long-term view of markets and are the forecasts that are used by senior management and the Board of Directors to evaluate operating performance. The discount rate utilized is management’s estimate of what the market’s weighted average cost of capital is for a company with a similar debt rating and stock volatility, as measured by beta. The projected income tax rates utilized are the statutory tax rates for the countries where each reporting unit operates. The terminal business value is determined by applying a business growth factor to the latest year for which a forecast exists. As part of the goodwill quantitative testing process, the Company evaluates whether there are reasonably likely changes to management’s estimates that would have a material impact on the results of the goodwill impairment testing.

The Company completed the annual testing of impairment of goodwill as of May 1, 2021 and an interim impairment test as of December 31, 2021 at the reporting unit level for the related goodwill. Based on the annual testing, the fair value of each reporting unit was in excess of its carrying value and no impairment existed. During 2021, the Company continued to experience pandemic-related and other global supply chain constraints, component shortages, shipping container availability constraints and higher freight costs, as well as significant material cost inflation resulting from the accelerated pace of the market recovery. These items significantly impacted the Company's results of operations in 2021. In addition, the timeframe for the expected easing of these factors impacted the Company's near and long-term forecasts. Accordingly, in connection with the preparation of its 2021 financial statements, the Company conducted an interim goodwill impairment test as of December 31, 2021 for the JAPIC and Bolzoni reporting units. As a result, the Company recognized a $55.6 million goodwill impairment charge for the JAPIC reporting unit in the fourth quarter of 2021, of which $11.7 million was attributable to the noncontrolling interest. No impairment of goodwill for the Bolzoni reporting unit was identified.

The following table summarizes goodwill by segment as of December 31, 2021 and 2020:

	Carrying Amount of Goodwill
	Americas	EMEA	JAPIC	Bolzoni	Total
Balance at January 1, 2020	$1.7	$1.0	$50.9	$53.1	$106.7
Foreign currency translation	—	0.1	3.3	4.6	8.0
Balance at December 31, 2020	$1.7	$1.1	$54.2	$57.7	$114.7
Impairment	—	—	(55.6)	—	(55.6)
Foreign currency translation	—	(0.1)	1.4	(3.9)	(2.6)
Balance at December 31, 2021	$1.7	$1.0	$—	$53.8	$56.5

The indefinite-lived intangible assets are the Bolzoni trademarks. Fair values used in testing for potential impairment of the trademarks are calculated by applying an estimated market value royalty rate to the forecasted revenues of the businesses that utilize those assets. The assumed cash flows from this calculation are discounted using Bolzoni’s weighted average cost of capital. The Company completed the annual testing of impairment as of May 1, 2021 and an interim impairment test as of December 31, 2021. The fair value of the indefinite-lived intangible assets was in excess of its carrying value and thus, no impairment exists.

The following table summarizes intangible assets, other than goodwill, recorded in the consolidated balance sheets:

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Balance
Intangible assets not subject to amortization
Trademarks	$17.0	$—	$17.0
Intangible assets subject to amortization
Customer and contractual relationships	40.0	(19.5)	20.5
Patents and technology	21.0	(12.1)	8.9
Trademarks	5.8	(1.5)	4.3
Total	$83.8	$(33.1)	$50.7

December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Balance
Intangible assets not subject to amortization
Trademarks	$18.4	$—	$18.4
Intangible assets subject to amortization
Customer and contractual relationships	41.5	(17.8)	23.7
Patents and technology	22.3	(10.4)	11.9
Trademarks	5.6	(1.1)	4.5
Total	$87.8	$(29.3)	$58.5

Amortization expense for intangible assets, which is recognized on a straight-line basis over the estimated useful life of the related asset, was $5.4 million and $6.1 million in 2021 and 2020, respectively. Expected annual amortization expense of other intangible assets, based upon December 31, 2021 U.S. dollar values, for the next five years is as follows: $4.3 million in 2022, $4.3 million in 2023, $4.3 million in 2024, $3.9 million in 2025 and $3.5 million in 2026. The weighted-average amortization period for intangible assets is as follows:

Intangible assets subject to amortization	Weighted-Average Useful Lives (Years)
Customer relationships	11
Patents and technology	5
Trademarks	15

NOTE 13—Current and Long-Term Financing
The following table summarizes available and outstanding borrowings:

	December 31
	2021	2020
Total outstanding borrowings:
Revolving credit agreements	$165.3	$0.7
Term loan, net	218.6	163.1
Other debt	106.4	96.7
Finance lease obligations	28.2	28.7
Total debt outstanding	$518.5	$289.2
Plus: discount on term loan and unamortized deferred financing fees	5.3	1.9
Total debt outstanding, gross	$523.8	$291.1
Current portion of borrowings outstanding	$256.8	$83.1
Long-term portion of borrowings outstanding	$261.7	$206.1
Total available borrowings, net of limitations, under revolving credit agreements	$330.4	$267.1
Unused revolving credit agreements	$165.1	$266.4
Weighted average stated interest rate on total borrowings	4.2%	3.4%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements)	3.6%	2.4%
Annual maturities of total debt, excluding finance leases, are as follows:

2022	$247.5
2023	16.3
2024	10.4
2025	6.7
2026	2.3
Thereafter	212.4
$495.6
Interest paid on total debt was $14.5 million, $13.0 million and $19.5 million during 2021, 2020 and 2019, respectively.

The Company has a $300.0 million secured, floating-rate revolving credit facility (the "Facility") that expires in June 2026. There were $155.0 million borrowings outstanding under the Facility at December 31, 2021. The availability under the Facility, at December 31, 2021, was $140.1 million, which reflects reductions of $4.9 million for letters of credit and other restrictions. As of December 31, 2021, the Facility consisted of a U.S. revolving credit facility of $210.0 million and a non-U.S. revolving credit facility of $90.0 million. The Facility replaced the Company's previous revolving credit facility, which was to expire April 28, 2022. The Facility can be increased up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders. The obligations under the Facility are generally secured by a first priority lien on working capital assets of the borrowers in the Facility, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property. The approximate book value of assets held as collateral under the Facility was $1.1 billion as of December 31, 2021.

Borrowings under the Facility bear interest at a floating rate, which can be a base rate, LIBOR or EURIBOR, as defined in the Facility, plus an applicable margin. The applicable margins are based on the total excess availability, as defined in the Facility, and range from 0.25% to 0.75% for U.S. base rate loans and 1.25% to 1.75% for LIBOR, EURIBOR and foreign base rate loans. The applicable margins, as of December 31, 2021, for U.S. base rate loans and LIBOR loans were 0.50% and 1.25%, respectively. The applicable margin, as of December 31, 2021, for non-U.S. base rate loans and LIBOR loans was 1.25%. The applicable interest rates for borrowings outstanding under the Facility on December 31, 2021 was 3.75%, 1.60% and 1.50% for the U.S. base rate, LIBOR and EURIBOR loans, respectively. The Facility also required the payment of a fee of 0.25% per annum on the unused commitments as of December 31, 2021.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At December 31, 2021, the Company was in compliance with the covenants in the Facility.

The Company also has a $225.0 million term loan (the "Term Loan"), which matures in May 2028. The Term Loan replaced the Company’s previous term loan facility, which was set to mature on May 30, 2023. The Term Loan requires quarterly principal payments on the last day of each March, June, September and December commencing September 30, 2021 in an amount equal to $562,500 and the final principal repayment is due in May 2028. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At December 31, 2021, there was $223.9 million of principal outstanding under the Term Loan which has been reduced in the Consolidated Balance Sheet by $5.3 million of discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on working capital assets of the borrowers in the Facility, which includes, but is not limited to cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Term Loan was $700 million as of December 31, 2021.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin, as provided in the Term Loan, is 2.50% for U.S. base rate loans and 3.50% for Eurodollar loans. In addition, the Term Loan includes a Eurodollar rate floor of 0.50%. The interest rate on the amount outstanding under the Term Loan at December 31, 2021 was 4.00%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. At December 31, 2021, the Company was in compliance with the covenants in the Term Loan.

The Company incurred fees of $7.6 million and $0.4 million in 2021 and 2019, respectively. No fees were incurred in 2020. These fees related to amending the Facility and the Term Loan. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.

The Company had other debt outstanding, excluding finance leases, of approximately $106.4 million at December 31, 2021. In addition to the excess availability under the Facility of $140.1 million, the Company had remaining availability of $24.9 million related to other non-U.S. revolving credit agreements.

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

As of December 31, 2021 and 2020, the Company had the following amounts recorded on the Company's Consolidated Balance Sheets:

	Location on Balance Sheet	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Other non-current assets	$68.8	$71.3
Finance lease assets	Property, plant and equipment, net	28.2	37.5
Total		$97.0	$108.8
Liabilities
Current
Operating lease liabilities	Other current liabilities	16.5	17.6
Finance lease liabilities	Current maturities of long-term debt	10.2	7.5
Long-term
Operating lease liabilities	Other long-term liabilities	56.3	57.7
Finance lease liabilities	Long-term debt	18.0	21.2
Total		$101.0	$104.0
Finance lease assets are recorded net of accumulated amortization of $17.6 million and $18.4 million as of December 31, 2021 and 2020, respectively. Amortization of plant and equipment under finance leases is included in depreciation expense. Finance lease obligations of $12.4 million, $17.0 million and $7.9 million were incurred in connection with lease agreements to acquire machinery and equipment during 2021, 2020 and 2019, respectively. In addition, leases with HYGFS included in the Consolidated Balance Sheet at December 31, 2021 and 2020, include $16.1 million and $17.8 million of ROU assets and $16.2 million and $17.9 million of lease liabilities.

As of December 31, 2021, the Company had the following remaining lease term and weighted average discount rates:

	Operating Leases	Finance Leases
Weighted-average remaining lease term in years	7.01	3.34
Weighted-average discount rate	4.57%	3.93%
For the December 31, 2021, the Company recorded the following amounts:

		Year Ended	Year Ended
	Location on Income Statement	December 31, 2021	December 31, 2020
Operating lease cost	Cost of sales	$10.7	$9.3
Operating lease cost	Selling, general and administrative expenses	18.3	16.1
Finance lease cost
Amortization of leased assets	Cost of sales	7.3	3.8
Interest on lease liabilities	Interest expense	0.7	0.3
Sublease income	Revenues	(9.4)	(8.6)
Total		$27.6	$20.9
The Company recognizes sublease income primarily related to lift trucks in which the Company records revenues over the term of the lease in accordance with the rental agreements with its customers. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of December 31, 2021 were $33.6 million.

For the year ended December 31, 2021, the Company recorded the following amounts:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Cash paid for lease liabilities
Operating cash flows from operating leases	$23.9	$22.8
Operating cash flows from finance leases	0.7	0.3
Financing cash flows from finance leases	7.6	4.0

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Non-cash amounts related to right-of-use assets obtained in exchange for lease obligations
Operating	21.8	16.2
Finance	9.8	3.0

Annual maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases	Total
2022	$19.3	$10.2	$29.5
2023	15.4	8.6	24.0
2024	11.6	6.0	17.6
2025	8.4	3.0	11.4
2026	6.6	0.4	7.0
Thereafter	25.0	—	25.0
	86.3	28.2	114.5
Less: Interest	(13.5)	—	(13.5)
Net	$72.8	$28.2	$101.0
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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

	2021	2020
Balance at January 1	$64.7	$65.2
Current year warranty expense	26.0	25.4
Change in estimate related to pre-existing warranties	2.7	5.3
Payments made	(27.6)	(32.3)
Foreign currency effect	(1.1)	1.1
Balance at December 31	$64.7	$64.7

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

In 2019, the Company's legal advisors in Brazil notified the Company that they received judicial notification that the STF had issued a favorable decision in the case granting the Company the right to recover, by offsetting federal tax liabilities, amounts of overpayments collected by the government from 1999 to the present date. The judicial court decision was final and not subject to appeals. The estimate of the refund calculated on a gross basis was approximately 110 million Brazilian reais, or approximately $20 million based on exchange rates as of December 31, 2021.

Despite the favorable decision of the STF, the Brazilian tax authorities sought clarification in the same main lawsuit on certain issues, including the value of these credits (i.e., the gross rate or the net credit value), and certain other issues that could have affected the Brazilian taxpayers' rights with respect to these credits, all of which could have materially impacted the realization of the credits. During the second quarter of 2021, the STF ruled in favor of taxpayers that the refund should be calculated on a gross basis.

The amount and ultimate timing of realization of these recoveries was dependent upon administrative approvals, generation of federal tax liabilities in Brazil eligible for offset and potential impacts of future legislative actions within Brazil, all of which were uncertain. During 2021, the Company sold these credits at a discount for 42 million Brazilian reais, or $7.8 million. In addition, the Company has generated additional tax credits since the favorable decision in 2019 of approximately 12 million Brazilian reais, or approximately $2.4 million. The Company recorded approximately $8.5 million of income related to these credits for the year ended December 31, 2021 in “Cost of Sales” in the Consolidated Statements of Operations.

NOTE 17—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years.. Total amounts subject to recourse or repurchase obligations at December 31, 2021 and 2020 were $106.8 million and $119.7 million, respectively. As of December 31, 2021, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at December 31, 2021 was approximately $177.0 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of December 31, 2021, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $22.1 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $11.0 million as of December 31, 2021. The $22.1 million is included in the $106.8 million of total amounts subject to recourse or repurchase obligations at December 31, 2021.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At December 31, 2021, approximately $88.0 million of the Company's total recourse or repurchase obligations of $106.8 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At December 31, 2021, loans from WF to HYGFS totaled $1.1 billion. Although the Company’s contractual guarantee was $212.8 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $88.0 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $197.3 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $271.9 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at December 31, 2021:

	HYGFS	Total
Total recourse or repurchase obligations	$88.0	$106.8
Less: exposure limited for certain dealers	22.1	22.1
Plus: 7.5% of original loan balance	11.0	11.0
	76.9	95.7
Incremental obligation related to guarantee to WF	197.3	197.3
Total exposure related to guarantees	$274.2	$293.0

NOTE 18—Debt and Equity Investments and Related Party Transactions

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
Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt financing to dealers and lease financing to both dealers and customers. HYGFS’ total purchases of Hyster® and Yale® lift trucks from dealers, and directly from the Company such that HYGFS could provide retail lease financing to customers for the years ended December 31, 2021, 2020 and 2019 were $346.1 million, $452.9 million and $514.1 million, respectively. Of these amounts, $66.7 million, $99.6 million and $126.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, were invoiced directly from the Company to HYGFS so that the customer could obtain operating lease financing from HYGFS. Amounts receivable from HYGFS were $7.2 million and $5.7 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the Company had $11.5 million and $10.0 million, respectively, of notes payable to HYGFS for advance funding of inventory that will be financed by HYGFS upon sale. The Company provides recourse for certain financing provided by HYGFS to its dealers and customers. In addition, the Company also provides a guarantee to WF for their portion of HYGFS' debt. Refer to Note 17 for additional details relating to the guarantees provided to WF.
In addition to providing financing to dealers, HYGFS provides operating lease financing to the Company. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain customers whereby the Company sells lift trucks to HYGFS, leases these lift trucks back under an operating lease agreement and then subleases those lift trucks to customers under an operating lease agreement. Total obligations to HYGFS under the operating lease agreements were $20.4 million and $19.9 million at December 31, 2021 and 2020, respectively. In addition, the Company provides certain subsidies to its dealers that are paid directly to HYGFS. Total subsidies were $2.5 million, $3.1 million and $6.0 million for 2021, 2020 and 2019, respectively.

The Company provides certain services to HYGFS for which it receives compensation under the terms of the joint venture agreement. The services consist primarily of administrative functions and remarketing services. Total income recorded by the Company related to these services was $5.2 million in 2021, $4.9 million in 2020 and $7.0 million in 2019.
The Company has a 50% ownership interest in SN, a limited liability company that was formed primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®- branded lift trucks and related components and service parts outside of Japan. The Company purchases products from SN under agreed-upon terms. The Company’s ownership in SN is also accounted for using the equity method of accounting and is included in the JAPIC segment. The Company purchases products from SN under normal trade terms based on current market prices. In 2021, 2020 and 2019, purchases from SN were $38.6 million, $23.9 million and $45.5 million, respectively. Amounts payable to SN at December 31, 2021 and 2020 were $24.4 million and $16.1 million, respectively.
The Company recognized income of $0.4 million, $0.3 million and $0.3 million for payments from SN for use of technology developed by the Company which is included in “Revenues” in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, respectively.
Summarized unaudited financial information for equity investments is as follows:

	2021	2020	2019
Statement of Operations
Revenues	$418.0	$389.6	$424.3
Gross profit	$163.4	$135.4	$127.4
Income from continuing operations	$50.0	$28.2	$37.4
Net income	$50.0	$28.2	$37.4
Balance Sheet
Current assets	$136.0	$138.3
Non-current assets	$1,470.7	$1,607.5
Current liabilities	$127.0	$132.9
Non-current liabilities	$1,267.2	$1,415.0
The Company's equity investments in unconsolidated affiliates are included in “Investment in Unconsolidated Affiliates” in the Consolidated Balance Sheets as follows:

	December 31, 2021	December 31, 2020
HYGFS	$25.2	$21.4
SN	43.7	44.6
Bolzoni	0.3	0.2
Dividends received from unconsolidated affiliates for the year ended December 31, are summarized below:

	2021	2020	2019
HYGFS	$5.1	$6.4	$4.1
SN	0.4	0.9	1.0
	$5.5	$7.3	$5.1
During the first quarter of 2021, the Company sold its investment in preferred shares of a third party, OneH2, Inc. ("OneH2"), Inc. for $15.7 million, including accrued dividends, and recognized a gain of $4.6 million. The gain on the sale of the investment is included on the line "Other, net" in the "Other (income) expense" section of the Consolidated Statements of Operations. The Company's investment was $0.8 million and $11.9 million as of December 31, 2021 and December 31, 2020, respectively. The Company recorded $1.3 million of accrued dividend income related to this investment in both 2020 and 2019.

The Company has an equity investment in a third party valued using a quoted market price in an active market, or Level 1 in the fair value hierarchy. The Company's investment as of December 31, 2021 and December 31, 2020 was $1.7 million and $2.1 million, respectively. Any gain or loss on the investment is included on the line "Other" in the "Other (income) expense" section of the Consolidated Statements of Operations for the years ended December 31, as follows:

	2021	2020	2019
Loss on equity investment	$(0.2)	$(0.5)	$(1.6)

NOTE 19—Restructuring

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

Following is the detail of the cash charges incurred by reporting segment:

	Total charges incurred	Total charges incurred through December 31, 2020	Total expense (benefit) record in December 31, 2021
Americas	$0.7	$1.0	$(0.3)
EMEA	2.0	2.0	—
JAPIC	1.6	1.4	0.2
	$4.3	$4.4	$(0.1)
Following is an analysis of the activity related to the liability:

	Americas	EMEA	`	JAPIC	Total
Balance at January 1, 2021	$1.0	$2.0		$1.4	$4.4
Provision	0.1	—		0.3	0.4
Changes in estimate	(0.4)	—		(0.1)	(0.5)
Payments	(0.7)	(0.9)		(1.1)	(2.7)
Translation	—	(0.1)		(0.1)	(0.2)
Balance at December 31, 2021	$—	$1.0		$0.4	$1.4

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

NOTE 20—Maximal Equity Transfer Agreement

As of December 31, 2021, the Company maintained a 75% majority interest in Hyster-Yale Maximal.

On May 26, 2021, the Company signed an ETA with HK Holding Co, pursuant to which the Company will purchase 15% of the equity interest of Hyster-Yale Maximal from HK Holding Co for an aggregate purchase price of $25.2 million. After the closing under the ETA, which is anticipated to occur on June 1, 2022 (the “Closing Date"), 10% and 90% of the equity interest of Hyster-Yale Maximal will be owned by HK Holding Co and the Company, respectively.

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