Form 10-Q
period 2022-03-31
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2022-05-03
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at April 29, 2022: 13,116,712
Number of shares of Class B Common Stock outstanding at April 29, 2022: 3,792,665

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2022	DECEMBER 31 2021
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$65.1	$65.5
Accounts receivable, net	491.9	457.4
Inventories, net	826.4	781.0
Prepaid expenses and other	62.6	46.1
Total Current Assets	1,446.0	1,350.0
Property, Plant and Equipment, Net	330.2	330.5
Intangible Assets, Net	48.9	50.7
Goodwill	55.4	56.5
Deferred Income Taxes	4.6	3.7
Investment in Unconsolidated Affiliates	61.1	71.7
Other Non-current Assets	111.1	107.0
Total Assets	$2,057.3	$1,970.1
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$578.6	$517.0
Accounts payable, affiliates	35.0	24.4
Revolving credit facilities	115.0	165.3
Current maturities of long-term debt	104.9	91.5
Accrued payroll	55.2	57.1
Deferred revenue	130.1	49.7
Other current liabilities	213.8	199.6
Total Current Liabilities	1,232.6	1,104.6
Long-term Debt	259.1	261.7
Self-insurance Liabilities	35.3	33.5
Pension Obligations	5.9	6.2
Deferred Income Taxes	12.5	12.7
Other Long-term Liabilities	160.4	168.5
Total Liabilities	1,705.8	1,587.2
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 13,104,121 shares outstanding (2021 - 12,994,106 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,795,421 shares outstanding (2021 - 3,832,794 shares outstanding)	0.1	0.1
Capital in excess of par value	312.3	315.1
Treasury stock	—	(4.5)
Retained earnings	218.2	248.6
Accumulated other comprehensive loss	(205.8)	(202.3)
Total Stockholders' Equity	324.9	357.1
Noncontrolling Interests	26.6	25.8
Total Equity	351.5	382.9
Total Liabilities and Equity	$2,057.3	$1,970.1

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2022	2021
	(In millions, except per share data)
Revenues	$827.6	$732.2
Cost of sales	726.4	613.8
Gross Profit	101.2	118.4
Operating Expenses
Selling, general and administrative expenses	119.5	115.3
Operating Profit (Loss)	(18.3)	3.1
Other (income) expense
Interest expense	5.1	2.8
Income from unconsolidated affiliates	(2.9)	(2.0)
Other, net	0.8	(6.2)
	3.0	(5.4)
Income (Loss) Before Income Taxes	(21.3)	8.5
Income tax provision	2.9	2.4
Net Income (Loss)	(24.2)	6.1
Net income attributable to noncontrolling interests	(0.8)	(0.5)
Net Income (Loss) Attributable to Stockholders	$(25.0)	$5.6

Basic Earnings (Loss) per Share	$(1.48)	$0.33
Diluted Earnings (Loss) per Share	$(1.48)	$0.33

Dividends per Share	$0.3225	$0.3175

Basic Weighted Average Shares Outstanding	16.849	16.810
Diluted Weighted Average Shares Outstanding	16.849	16.842

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED
	MARCH 31
	2022	2021
	(In millions)
Net Income (Loss)	$(24.2)	$6.1
Other comprehensive income (loss)
Foreign currency translation adjustment	(4.6)	(24.8)
Current period cash flow hedging activity	(1.8)	(14.3)
Reclassification of hedging activities into earnings	1.7	(0.6)
Reclassification of pension into earnings	1.2	1.1
Comprehensive Loss	$(27.7)	$(32.5)
Other comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests	(0.8)	(0.5)
Foreign currency translation adjustment attributable to noncontrolling interests	—	1.0
Comprehensive Loss Attributable to Stockholders	$(28.5)	$(32.0)

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2022	2021
	(In millions)
Operating Activities
Net income (loss)	$(24.2)	$6.1
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	11.1	11.7
Amortization of deferred financing fees	0.3	0.4
Deferred income taxes	(1.6)	(0.4)
Gain on the sale of investment	—	(4.6)
Stock-based compensation	1.7	3.5
Dividends from unconsolidated affiliates	11.0	5.5
Other non-current liabilities	(2.9)	(4.8)
Other	(4.9)	(7.8)
Working capital changes:
Accounts receivable	(33.0)	(37.8)
Inventories	(41.8)	(88.1)
Other current assets	(11.0)	(15.0)
Accounts payable	72.0	68.2
Other current liabilities	82.4	16.0
Net cash provided by (used for) operating activities	59.1	(47.1)
Investing Activities
Expenditures for property, plant and equipment	(9.7)	(7.7)
Proceeds from the sale of assets	0.4	1.5
Proceeds from the sale of investment	—	15.7
Net cash provided by (used for) investing activities	(9.3)	9.5
Financing Activities
Additions to long-term debt	21.2	12.0
Reductions of long-term debt	(16.8)	(14.6)
Net change to revolving credit agreements	(49.9)	(0.1)
Cash dividends paid	(5.4)	(5.3)
Net cash used for financing activities	(50.9)	(8.0)
Effect of exchange rate changes on cash	0.7	(2.8)
Cash and Cash Equivalents
Decrease for the period	(0.4)	(48.4)
Balance at the beginning of the period	65.5	151.4
Balance at the end of the period	$65.1	$103.0

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(In millions)
Balance, December 31, 2020	$0.1	$0.1	$(6.0)	$312.6	$443.2	$(57.6)	$12.5	$(88.0)	$616.9	$34.2	$651.1
Stock-based compensation	—	—	—	3.5	—	—	—	—	3.5	—	3.5
Stock issued under stock compensation plans	—	—	0.5	(0.5)	—	—	—	—	—	—	—
Net income	—	—	—	—	5.6	—	—	—	5.6	0.5	6.1
Cash dividends	—	—	—	—	(5.3)	—	—	—	(5.3)	—	(5.3)
Current period other comprehensive loss	—	—	—	—	—	(24.8)	(14.3)	—	(39.1)	—	(39.1)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	(0.6)	1.1	0.5	—	0.5
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Balance, March 31, 2021	$0.1	$0.1	$(5.5)	$315.6	$443.5	$(82.4)	$(2.4)	$(86.9)	$582.1	$33.7	$615.8

Balance, December 31, 2021	$0.1	$0.1	$(4.5)	$315.1	$248.6	$(97.7)	$(32.0)	$(72.6)	$357.1	$25.8	$382.9
Stock-based compensation	—	—	—	1.7	—	—	—	—	1.7	—	1.7
Stock issued under stock compensation plans	—	—	4.5	(4.5)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	(25.0)	—	—	—	(25.0)	0.8	(24.2)
Cash dividends	—	—	—	—	(5.4)	—	—	—	(5.4)	—	(5.4)
Current period other comprehensive loss	—	—	—	—	—	(4.6)	(1.8)	—	(6.4)	—	(6.4)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	1.7	1.2	2.9	—	2.9
Balance, March 31, 2022	$0.1	$0.1	$—	$312.3	$218.2	$(102.3)	$(32.1)	$(71.4)	$324.9	$26.6	$351.5

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2022 and the results of its operations and changes in equity for the three months ended March 31, 2022 and 2021, and the results of its cash flows for the three months ended March 31, 2022 and 2021 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

The accompanying unaudited condensed consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information or notes required by GAAP for complete financial statements.

Note 2—Recently Issued Accounting Standards

As of January 1, 2022, the Company did not adopt any recent accounting standard updates ("ASU") which had a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the three months ended March 31, 2022 and 2021.

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

	THREE MONTHS ENDED
	MARCH 31, 2022
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$289.9	$130.6	$46.7	$—	$—	$—	$467.2
Direct customer sales	99.5	6.1	—	—	—	—	105.6
Aftermarket sales	145.1	27.6	4.9	—	—	—	177.6
Other	23.2	5.4	0.1	95.1	0.6	(47.2)	77.2
Total Revenues	$557.7	$169.7	$51.7	$95.1	$0.6	$(47.2)	$827.6

	THREE MONTHS ENDED
	MARCH 31, 2021
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$220.7	$136.8	$52.6	$—	$—	$—	$410.1
Direct customer sales	102.4	1.9	—	—	—	—	104.3
Aftermarket sales	108.8	26.9	7.8	—	—	—	143.5
Other	27.8	5.1	0.1	79.5	—	(38.2)	74.3
Total Revenues	$459.7	$170.7	$60.5	$79.5	$—	$(38.2)	$732.2

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

Deferred Revenue: The Company defers revenue for transactions that have not met the criteria for recognition at the time payment is collected, including extended warranties and maintenance contracts. In addition, for certain products, services and customer types, the Company collects payment prior to the transfer of control to the customer. The increase in customer deposits relates mainly to down payments on customer orders.

Deferred Revenue
Balance, December 31, 2021	$76.2
Customer deposits and billings	88.8
Revenue recognized	(11.4)
Foreign currency effect	1.0
Balance, March 31, 2022	$154.6

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

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED
	MARCH 31
	2022	2021
Revenues from external customers
Americas	$557.7	$459.7
EMEA	169.7	170.7
JAPIC	51.7	60.5
Lift truck business	779.1	690.9
Bolzoni	95.1	79.5
Nuvera	0.6	—
Eliminations	(47.2)	(38.2)
Total	$827.6	$732.2
Gross profit (loss)
Americas	$67.0	$75.3
EMEA	14.4	23.5
JAPIC	4.5	6.6
Lift truck business	85.9	105.4
Bolzoni	18.8	16.4
Nuvera	(1.9)	(3.3)
Eliminations	(1.6)	(0.1)
Total	$101.2	$118.4

Operating profit (loss)
Americas	$4.4	$14.6
EMEA	(11.4)	0.1
JAPIC	(3.7)	(2.5)
Lift truck business	(10.7)	12.2
Bolzoni	2.1	0.8
Nuvera	(8.1)	(9.8)
Eliminations	(1.6)	(0.1)
Total	$(18.3)	$3.1
Net income (loss) attributable to stockholders
Americas	$1.1	$9.5
EMEA	(7.0)	0.9
JAPIC	(4.0)	(2.2)
Lift truck business	(9.9)	8.2
Bolzoni	1.3	0.6
Nuvera	(8.1)	(3.8)
Eliminations	(8.3)	0.6
Total	$(25.0)	$5.6

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

A reconciliation of the U.S. federal statutory rate to the reported income tax rate is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2022	2021
Income (loss) before income taxes	$(21.3)	$8.5
Statutory taxes (21%)	$(4.5)	$1.8
Interim adjustment	(2.4)	0.3
Permanent adjustments:
Valuation allowance	10.9	0.4
Other	(0.3)	—
Discrete items	(0.8)	(0.1)
Income tax provision	$2.9	$2.4
Reported income tax rate	(13.6)%	28.2%

The Company's reported income tax rate differs from the U.S. federal statutory tax rate primarily as a result of recording additional valuation allowances and an interim adjustment from pretax losses for which no tax benefit was recognized.

Note 6—Reclassifications from OCI

The following table summarizes reclassifications out of Accumulated Other Comprehensive Income ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

Details about OCI Components	Amount Reclassified from OCI		Affected Line Item in the Statement Where Net Income Is Presented
	THREE MONTHS ENDED
	MARCH 31
	2022	2021
Gain (loss) on cash flow hedges:
Interest rate contracts	$0.9	$0.6	Interest expense
Foreign exchange contracts	(2.5)	0.1	Cost of sales
Total before tax	(1.6)	0.7	Income (loss) before income taxes
Tax benefit	(0.1)	(0.1)	Income tax provision
Net of tax	$(1.7)	$0.6	Net income (loss)
Amortization of defined benefit pension items:
Actuarial loss	$(1.2)	$(1.4)	Other, net
Total before tax	(1.2)	(1.4)	Income (loss) before income taxes
Tax expense	—	0.3	Income tax provision
Net of tax	$(1.2)	$(1.1)	Net income (loss)
Total reclassifications for the period	$(2.9)	$(0.5)

Note 7—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding finance leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At March 31, 2022, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $449.8 million and $450.9 million, respectively. At December 31, 2021, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $486.4 million and $490.3 million, respectively.

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

The Company periodically enters into forward foreign currency contracts that are designated as net investment hedges of the Company's net investment in its foreign subsidiaries. For derivative instruments that are designated and qualified as a hedge of a net investment in foreign currency, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent it is effective. The Company utilizes the forward-rate method of assessing hedge effectiveness.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $1.2 billion at March 31, 2022, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, Mexican pesos, British pounds, Swedish kroner, and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $1.1 billion at December 31, 2021, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, British pounds, Mexican pesos, Swedish kroner and Australian dollars. The fair value of these contracts approximated a net liability of $39.6 million and $26.7 million at March 31, 2022 and December 31, 2021, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2022, $20.6 million of the amount of net deferred loss included in OCI at March 31, 2022 is expected to be reclassified as expense into the unaudited condensed consolidated statements of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on its $225.0 million term loan borrowings. In addition, the Company holds certain contracts that hedge interest payments on Bolzoni's debt.

The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at March 31, 2022 and December 31, 2021:

Notional Amount		Average Fixed Rate
MARCH 31	DECEMBER 31	MARCH 31	DECEMBER 31
2022	2021	2022	2021	Term at March 31, 2022
$180.0	$180.0	1.68%	1.68%	Extending to May 2027
$17.8	$16.0	(0.14)%	(0.14)%	Extending to September 2025

The fair value of all interest rate swap agreements was a net asset of $6.2 million and a net liability $3.2 million at March 31, 2022 and December 31, 2021, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2022, $1.0 million of the amount included in OCI as net deferred loss is expected to be reclassified as expense in the unaudited condensed consolidated statements of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	MARCH 31 2022	DECEMBER 31 2021	Balance Sheet Location	MARCH 31 2022	DECEMBER 31 2021
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$0.3	$—	Prepaid expenses and other	$—	$—
Current	Other current liabilities	—	0.3	Other current liabilities	—	2.2
Long-term	Other non-current assets	5.9	0.1	Other non-current assets	—	0.1
Long-term	Other long-term liabilities	—	0.6	Other long-term liabilities	—	1.9
			—
Foreign currency exchange contracts
Current	Other current liabilities	3.1	3.6	Other current liabilities	23.7	17.0
Long-term	Other non-current assets	0.3	—	Other non-current assets	0.2	—
	Other long-term liabilities	1.7	1.0	Other long-term liabilities	15.3	13.2
Total derivatives designated as hedging instruments		$11.3	$5.6		$39.2	$34.4
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Other current liabilities	2.1	1.1	Other current liabilities	7.6	2.2
Total derivatives not designated as hedging instruments		$2.1	$1.1		$7.6	$2.2
Total derivatives		$13.4	$6.7		$46.8	$36.6

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of March 31, 2022				Derivative Liabilities as of March 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$6.2	$—	$6.2	$6.2	$—	$—	$—	$—
Foreign currency exchange contracts	0.1	(0.1)	—	—	39.7	(0.1)	39.6	39.6
Total derivatives	$6.3	$(0.1)	$6.2	$6.2	$39.7	$(0.1)	$39.6	$39.6

	Derivative Assets as of December 31, 2021				Derivative Liabilities as of December 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$3.2	$—	$3.2	$3.2
Foreign currency exchange contracts	—	—	—	—	26.7	—	26.7	26.7
Total derivatives	$—	$—	$—	$—	$29.9	$—	$29.9	$29.9

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS ENDED			THREE MONTHS ENDED
	MARCH 31			MARCH 31
Derivatives Designated as Hedging Instruments	2022	2021		2022	2021
Cash Flow Hedges
Interest rate swap agreements	$10.6	$1.3	Interest expense	$0.9	$0.6
Foreign currency exchange contracts	(12.5)	(21.3)	Cost of sales	(2.5)	0.1
Total	$(1.9)	$(20.0)		$(1.6)	$0.7

Derivatives Not Designated as Hedging Instruments			Location of Gain or (Loss) Recognized in Income on Derivative	2022	2021
Cash Flow Hedges
Foreign currency exchange contracts			Cost of sales	$(9.6)	$(4.3)
Total				$(9.6)	$(4.3)

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

The Company presents the components of net benefit cost, other than service cost, in other (income) expense in the unaudited condensed consolidated statements of operations for its pension plans. Service cost for the Company's pension plans is reported in operating profit. The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2022	2021
U.S. Pension
Interest cost	$0.4	$0.4
Expected return on plan assets	(1.0)	(1.2)
Amortization of actuarial loss	0.5	0.5
Total	$(0.1)	$(0.3)
Non-U.S. Pension
Service cost	$0.1	$—
Interest cost	0.9	0.6
Expected return on plan assets	(2.0)	(2.6)
Amortization of actuarial loss	0.7	0.9
Total	$(0.3)	$(1.1)

Note 9—Inventories

Inventories are summarized as follows:

	MARCH 31 2022	DECEMBER 31 2021
Finished goods and service parts	$362.5	$321.6
Work in process	37.4	32.9
Raw materials	520.8	509.9
Total manufactured inventories	920.7	864.4
LIFO reserve	(94.3)	(83.4)
Total inventory	$826.4	$781.0

Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At March 31, 2022 and December 31, 2021, 48% and 51%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, for the lift truck business in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2022
Balance at December 31, 2021	$64.7
Current year warranty expense	8.3
Change in estimate related to pre-existing warranties	(0.8)
Payments made	(10.0)
Balance at March 31, 2022	$62.2

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

Note 12—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at March 31, 2022 and December 31, 2021 were $120.2 million and $106.8 million, respectively. As of March 31, 2022, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at March 31, 2022 was approximately $184.4 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of March 31, 2022, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $21.3 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $11.7 million as of March 31, 2022. The $21.3 million is included in the $120.2 million of total amounts subject to recourse or repurchase obligations at March 31, 2022.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At March 31, 2022, approximately $100.0 million of the Company's total recourse or repurchase obligations of $120.2 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At March 31, 2022, loans from WF to HYGFS totaled $1.1 billion. Although the Company’s contractual guarantee was $217.8 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $100.0 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $199.8 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $271.5 million.

HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at March 31, 2022:

	HYGFS	Total
Total recourse or repurchase obligations	$100.0	$120.2
Less: exposure limited for certain dealers	21.3	21.3
Plus: 7.5% of original loan balance	11.7	11.7
	90.4	110.6
Incremental obligation related to guarantee to WF	199.8	199.8
Total exposure related to guarantees	$290.2	$310.4

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

The Company's equity investments in unconsolidated affiliates recorded on the unaudited condensed consolidated balance sheets are as follows:

	March 31, 2022	December 31, 2021
HYGFS	$17.6	$25.2
SN	40.8	43.7
Bolzoni	0.3	0.3

Dividends received from unconsolidated affiliates are summarized below:

	THREE MONTHS ENDED
	MARCH 31
	2022	2021
HYGFS	$10.3	$5.1
SN	0.7	0.4
	$11.0	$5.5

Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2022	2021
Revenues	$106.8	$103.2
Gross profit	$43.4	$37.8
Income from continuing operations	$14.0	$8.2
Net income	$14.0	$8.2

The Company has a non-U.S. equity investment in a third party valued using a quoted market price in an active market, or Level 1 in the fair value hierarchy. The Company's investment as of March 31, 2022 and December 31, 2021 was $1.6 million and $1.7 million, respectively. Any gain or loss on the investment is included on the line "Other, net" in the "Other (income) expense" section of the unaudited condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED
	MARCH 31
	2022	2021
Gain on equity investment	$—	$1.1
The Company has debt investment in a third party, OneH2, Inc. The Company's investment was $0.8 million as of March 31, 2022 and December 31, 2021, respectively.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of Critical Accounting Policies and Estimates as disclosed on pages 15 through 18 in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Critical Accounting Policies and Estimates have not materially changed since December 31, 2021.

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)
	MARCH 31
	2022	2021	% Change
Lift truck unit shipments (in thousands)
Americas	14.6	12.3	18.7%
EMEA	6.5	6.5	—%
JAPIC	2.8	3.5	(20.0)%
	23.9	22.3	7.2%
Revenues
Americas	$557.7	$459.7	21.3%
EMEA	169.7	170.7	(0.6)%
JAPIC	51.7	60.5	(14.5)%
Lift truck business	779.1	690.9	12.8%
Bolzoni	95.1	79.5	19.6%
Nuvera	0.6	—	n.m.
Eliminations	(47.2)	(38.2)	23.6%
	$827.6	$732.2	13.0%
Gross profit (loss)
Americas	$67.0	$75.3	(11.0)%
EMEA	14.4	23.5	(38.7)%
JAPIC	4.5	6.6	(31.8)%
Lift truck business	85.9	105.4	(18.5)%
Bolzoni	18.8	16.4	14.6%
Nuvera	(1.9)	(3.3)	42.4%
Eliminations	(1.6)	(0.1)	n.m.
	$101.2	$118.4	(14.5)%
Selling, general and administrative expenses
Americas	$62.6	$60.7	(3.1)%
EMEA	25.8	23.4	(10.3)%
JAPIC	8.2	9.1	9.9%
Lift truck business	96.6	93.2	(3.6)%
Bolzoni	16.7	15.6	(7.1)%
Nuvera	6.2	6.5	4.6%
	$119.5	$115.3	(3.6)%
Operating profit (loss)
Americas	$4.4	$14.6	(69.9)%
EMEA	(11.4)	0.1	n.m.
JAPIC	(3.7)	(2.5)	(48.0)%
Lift truck business	(10.7)	12.2	(187.7)%
Bolzoni	2.1	0.8	162.5%
Nuvera	(8.1)	(9.8)	17.3%
Eliminations	(1.6)	(0.1)	n.m.
	$(18.3)	$3.1	n.m.
Interest expense	$5.1	$2.8	(82.1)%
Other income	$(2.1)	$(8.2)	(74.4)%

	THREE MONTHS ENDED		Favorable / (Unfavorable)
	MARCH 31
	2022	2021	% Change
Net income (loss) attributable to stockholders
Americas	$1.1	$9.5	(88.4)%
EMEA	(7.0)	0.9	n.m.
JAPIC	(4.0)	(2.2)	(81.8)%
Lift truck business	(9.9)	8.2	n.m.
Bolzoni	1.3	0.6	116.7%
Nuvera	(8.1)	(3.8)	(113.2)%
Eliminations	(8.3)	0.6	n.m.
	$(25.0)	$5.6	n.m.
Earnings (loss) per share	$(1.48)	$0.33	n.m.
Reported income tax rate	(13.6)%	28.2%
n.m. - not meaningful

Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. "Other adjustments" below represents lift truck orders from Russian and Ukraine dealers which the Company no longer expects to fulfill at March 31, 2022. As of March 31, 2022, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED
	MARCH 31
	2022	2021
Unit backlog, beginning of period	105.3	40.6
Unit shipments	(23.9)	(22.3)
Unit bookings	35.9	42.4
Other adjustments	(3.2)	—
Unit backlog, end of period	114.1	60.7

The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED
	MARCH 31
	2022	2021
Bookings, approximate sales value	$950	$970
Backlog, approximate sales value	$3,170	$1,520

First Quarter of 2022 Compared with First Quarter of 2021

The following table identifies the components of change in revenues for the first quarter of 2022 compared with the first quarter of 2021:

Revenues
2021	$732.2
Increase (decrease) in 2022 from:
Price	43.9
Unit volume and product mix	24.1
Parts	21.9
Bolzoni revenues	15.6
Other	12.3
Nuvera revenues	0.6
Foreign currency	(14.0)
Eliminations	(9.0)
2022	$827.6

Revenues increased 13.0% to $827.6 million in the first quarter of 2022 from $732.2 million in the first quarter of 2021. The increase was primarily due to improved pricing in the Americas and higher unit and parts volume in the lift truck business and Bolzoni. The improvement in revenue was partially offset by unfavorable currency movements from the translation of sales into U.S. dollars.

America's revenues increased in the first quarter of 2022 compared with the first quarter of 2021, primarily from higher pricing and higher unit and parts volume as well as a shift in sales to higher-priced products.

EMEA's revenues in the first quarter of 2022 were comparable to the first quarter of 2021 as unfavorable foreign currency movements of $13.4 million from the translation of sales into U.S. dollars were offset by benefits from improved unit and parts volume.

JAPIC's revenues decreased during the first quarter of 2022 compared with the first quarter of 2021 primarily as a result of lower unit and parts volumes, partially offset by improved pricing.

Bolzoni's revenues increased mainly due to higher unit volume, improved pricing and a shift in sales to higher-priced products in the first quarter of 2022 compared with the first quarter of 2021.

The following table identifies the components of change in operating profit for the first quarter of 2022 compared with the first quarter of 2021:

Operating Profit (Loss)
2021	$3.1
Increase (decrease) in 2022 from:
Lift truck gross profit	(21.0)
Lift truck selling, general and administrative expenses	(3.4)
Nuvera operations	1.7
Bolzoni operations	1.3
2022	$(18.3)

The Company recognized an operating loss of $18.3 million in the first quarter of 2022 compared with operating profit of $3.1 million in the first quarter of 2021. The change in operating profit (loss) was primarily as a result of lower gross profit and unfavorable selling, general and administrative expenses in the lift truck business. The decrease in gross profit was mainly due to significant material and freight cost inflation as well as manufacturing inefficiencies due to supply chain and logistics constraints totaling $68.6 million, primarily in the Americas and EMEA, which more than offset the favorable impact of improved pricing of $43.9 million and higher unit and parts volumes.

The Americas operating profit decreased to $4.4 million in the first quarter of 2022 from $14.6 million in the first quarter of 2021 due to a decrease in gross profit and an increase in selling, general and administrative expenses. Gross profit declined primarily due to material cost inflation and increased freight costs of $40.5 million and higher manufacturing costs of $13.6 million resulting from inefficiencies associated with component shortages. The decreases were partly offset by improved pricing of $40.8 million, higher unit and parts sales and $3.5 million of favorable retroactive tariff exclusion adjustments for certain components imported from China. Selling, general and administrative expenses increased mainly as result of increased employee-related expenses in the first quarter of 2022 compared with the first quarter of 2021.

EMEA recognized an operating loss of $11.4 million in the first quarter of 2022 compared with operating profit of $0.1 million in the first quarter of 2021. The decrease in gross profit was primarily due to increases in material and freight costs and higher manufacturing costs resulting from inefficiencies associated with component shortages. In addition, the first quarter of 2022 includes a $2.5 million of charges related to inventory and accounts receivable for Russian orders which the Company no longer expects to fulfill or collect.

JAPIC's operating loss increased to $3.7 million in the first quarter of 2022 from $2.5 million in the first quarter of 2021 primarily due to lower gross profit from material cost inflation and unfavorable manufacturing variances, partially offset by improved pricing.

Bolzoni's operating profit increased to $2.1 million in the first quarter of 2022 from $0.8 million in the first quarter of 2021 mainly due to improved gross profit from higher unit volume and pricing, partially offset by increased selling, general and administrative expenses mainly from $0.7 million of charges for the establishment of reserves on Russian-related receivables and business closure.

Nuvera's operating loss improved to $8.1 million in the first quarter of 2022 compared with $9.8 million in the first quarter of 2021 as result of improved margin from lower production costs in 2022.

The Company recognized a net loss attributable to stockholders of $25.0 million in the first quarter of 2022 compared with net income attributable to stockholders of $5.6 million in the first quarter of 2021. The decrease was primarily the result of lower lift truck operating profit, the absence of a $4.6 million gain related to the sale of the Company's preferred shares of OneH2, Inc. ("OneH2") in the first quarter of 2021, higher interest expense and unfavorable mark-to-market adjustments on an equity investment in a third party and lower pension income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2022	2021	Change
Operating activities:
Net income (loss)	$(24.2)	$6.1	$(30.3)
Depreciation and amortization	11.1	11.7	(0.6)
Gain on sale of investment	—	(4.6)	4.6
Dividends from unconsolidated affiliates	11.0	5.5	5.5
Working capital changes
Accounts receivable	(33.0)	(37.8)	4.8
Inventories	(41.8)	(88.1)	46.3
Accounts payable and other liabilities	154.4	84.2	70.2
Other current assets	(11.0)	(15.0)	4.0
Other operating activities	(7.4)	(9.1)	1.7
Net cash provided by (used for) operating activities	59.1	(47.1)	106.2
Investing activities:
Expenditures for property, plant and equipment	(9.7)	(7.7)	(2.0)
Proceeds from the sale of assets and investment	0.4	17.2	(16.8)
Net cash provided by (used for) investing activities	(9.3)	9.5	(18.8)
Cash flow before financing activities	$49.8	$(37.6)	$87.4

Net cash provided by (used for) operating activities changed $106.2 million in the first quarter of 2022 compared with the first quarter of 2021, primarily as a result of changes in working capital items and net income (loss). The changes in working capital were mainly due to an increase in other liabilities primarily from down payments for customer orders and lower inventory purchases in the first quarter of 2022 compared with the first quarter of 2021.

The change in net cash provided by (used for) investing activities during the first quarter of 2022 compared with the first quarter of 2021 was due to the proceeds from the sale of preferred shares of OneH2 for $15.7 million and lower capital expenditures in the first quarter of 2021.

	2022	2021	Change
Financing activities:
Net decrease of long-term debt and revolving credit agreements	$(45.5)	$(2.7)	$(42.8)
Cash dividends paid	(5.4)	(5.3)	(0.1)
Net cash used for financing activities	$(50.9)	$(8.0)	$(42.9)

Net cash used for financing activities increased to $50.9 million in the first quarter of 2021 compared with $8.0 million in the first quarter of 2021. The increase was primarily related to repayments on the Facility (as defined below) in the first quarter of 2022 compared with the first quarter of 2021. In 2021, the Company had additional borrowings on the Facility primarily used to fund working capital needs.

Financing Activities

The Company has a $300.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in June 2026. There were $101.0 million of borrowings outstanding under the Facility at March 31, 2022. The availability under the Facility at March 31, 2022 was $194.5 million, which reflects reductions of $4.5 million for letters of credit and other restrictions. As of March 31, 2022, the Facility consisted of a U.S. revolving credit facility of $210.0 million and a non-U.S. revolving credit facility of $90.0 million. The Facility can be increased up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders. The obligations under the Facility are generally secured by a first priority lien on working capital assets of the borrowers in the Facility, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property. The approximate book value of assets held as collateral under the Facility was $1.1 billion as of March 31, 2022.

Borrowings under the Facility bear interest at a floating rate, which can be a base rate, LIBOR or EURIBOR, as defined in the Facility, plus an applicable margin. The applicable margins are based on the total excess availability, as defined in the Facility, and range from 0.25% to 0.75% for U.S. base rate loans and 1.25% to 1.75% for LIBOR, EURIBOR and non-U.S. base rate loans. The applicable margins, as of March 31, 2022, for U.S. base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margin, as of March 31, 2022, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable interest rates for borrowings outstanding under the Facility on March 31, 2022 was 4.00% and 1.50% for the U.S. base rate, and foreign LIBOR loans, respectively. The applicable interest rates for borrowings for the U.S. LIBOR loans ranged from 1.81% to 1.95% at March 31, 2022. The Facility also required the payment of a fee of 0.25% per annum on the unused commitments as of March 31, 2022.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At March 31, 2022, the Company was in compliance with the covenants in the Facility.

The Company also has a $225.0 million term loan (the "Term Loan"), which matures in May 2028. The Term Loan requires quarterly principal payments on the last day of each March, June, September and December in an amount equal to $562,500 and the final principal repayment is due in May 2028. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At March 31, 2022, there was $223.3 million of principal outstanding under the Term Loan which has been reduced in the unaudited condensed consolidated balance sheet by $5.1 million for discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, U.S. material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on U.S. working capital assets of certain borrowers of the Facility, which includes, but is not limited to cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Term Loan was $750 million as of March 31, 2022.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin, as provided in the Term Loan, is 2.50% for base rate loans and 3.50% for Eurodollar loans. In addition, the Term Loan includes a Eurodollar rate floor of 0.50%. The interest rate on the amount outstanding under the Term Loan at March 31, 2022 was 4.00%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make up to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. At March 31, 2022, the Company was in compliance with the covenants in the Term Loan.

The Company had other debt outstanding, excluding finance leases, of approximately $131.7 million at March 31, 2022. In addition to the excess availability under the Facility of $194.5 million, the Company had remaining availability of $23.4 million related to other non-U.S. revolving credit agreements.

The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in June 2026.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2021, there have been no significant changes in the total amount of the Company's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on pages 25 and 26 in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Three Months Ended March 31, 2022	Planned for Remainder of 2022	Planned 2022 Total	Actual 2021
Lift truck business	$7.5	$12.3	$19.8	$30.6
Bolzoni	1.8	3.4	5.2	10.4
Nuvera	0.4	3.5	3.9	3.3
	$9.7	$19.2	$28.9	$44.3

Planned expenditures for the remainder of 2022 are primarily for product development, improvements to information technology infrastructure, improvements at manufacturing locations and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	MARCH 31 2022	DECEMBER 31 2021	Change
Cash and cash equivalents	$65.1	$65.5	$(0.4)
Other net tangible assets	661.1	728.7	(67.6)
Intangible assets	48.9	50.7	(1.8)
Goodwill	55.4	56.5	(1.1)
Net assets	830.5	901.4	(70.9)
Total debt	(479.0)	(518.5)	39.5
Total equity	$351.5	$382.9	$(31.4)
Debt to total capitalization	58%	58%	—%

OUTLOOK AND STRATEGIC PERSPECTIVE

Consolidated Outlook

Given the continued component shortages due to supply chain constraints, significant material and freight cost inflation, and, more recently, the impact of the Russia/Ukraine conflict, as well as continued losses at Nuvera and the lack of tax offsets against pre-tax losses for the Lift Truck business and Nuvera, the Company, on a consolidated basis, expects a larger net loss in the second quarter than in the 2022 first quarter, a lower but still substantial net loss in the third quarter and substantial net income in the fourth quarter of 2022. However, the fourth-quarter net income is not expected to offset the losses generated in the first nine months. Generally, results in the remaining three quarters of 2022 are expected to be lower than at the time of the 2021 fourth quarter earnings release, mainly due to the Russia/Ukraine conflict. These expectations are based on the expected reasonable resolution of component shortages and relative stabilization of material and freight costs.

The Company is managing 2022 capital expenditures, operating expenses and its production plans in a manner designed to protect liquidity. Capital expenditures are expected to be approximately $29 million in 2022. The Company has implemented a program of strict controls over operating expenses to reduce cash outflow, including delays in the timing of certain strategic program investments. While the Company expects over time to make these capital expenditures and investments in the business, maintaining liquidity will continue to be a priority. During 2021 and early 2022, the Company's ability to build and ship trucks was significantly constrained by parts shortages of certain critical components while the remaining components needed to build trucks were received and added to inventory, causing inventory levels to increase substantially. In this context, the Company expects to reduce inventory significantly by using current inventory to build trucks for which production has been significantly delayed due to critical parts shortages and receiving components as they are needed for production.

At March 31, 2022, the Company's cash on hand was $65.1 million and debt was $479.0 million compared with cash on hand of $65.5 million and debt of $518.5 million at December 31, 2021. During the first quarter of 2022, the Company implemented a dealer advance deposit program on orders, which contributed to the reduction in debt levels. As of March 31, 2022, the Company had unused borrowing capacity of approximately $218 million under the Company's revolving credit facilities compared with $165 million at December 31, 2021.

Lift Truck Strategic Perspective

In the remainder of 2022, the Company expects the global lift truck market to continue to decline from the historical highs of 2021, in part due to the impact of the Russia/Ukraine conflict, but remain above pre-pandemic levels. As a result of this market outlook, the Lift Truck business is anticipating a substantial decrease in bookings during the remainder of 2022 compared with 2021, with the rate of decrease expected to moderate in the fourth quarter.

During 2021, the Company experienced production and shipment levels which were substantially lower than its objectives due to supply chain logistics constraints and component shortages. Some moderation in the number of suppliers with shortages occurred in the first quarter of 2022, but shortages are anticipated to continue throughout 2022, and possibly escalate again in light of the Russia/Ukraine conflict. Nevertheless, full-year shipments are currently expected to increase significantly in 2022 over 2021 given the Company's robust backlog and actions put in place to mitigate the impact of the supply chain constraints and shortages, but with the expectation that supplies of products or commodities are not constrained further as a result of the Russia/Ukraine conflict and recent COVID lockdowns in China.

Prior to the Russia/Ukraine conflict, there were signs that material costs had peaked. However, as a result of that conflict, significant additional material and freight cost inflation is expected to keep the cost of components higher in 2022 than in 2021 and not moderate as previously expected. In light of cost inflation in 2021 and what is now expected in 2022, the Lift Truck business implemented several price increases in 2021 and in the first quarter of 2022, but many of the orders in the backlog slotted for production in the second and third quarters of 2022 do not reflect the full effect of all these price increases. On the other hand, new bookings are being made at close to target margins based on expected future costs at the time of expected production. Further the renewal of tariff exclusions is expected to partly offset the anticipated higher material cost inflation in the backlog over the remainder of 2022. As a result, the Company expects to experience lower margins in the second quarter of 2022 compared with the first quarter of 2022 due to the lag between when unit price increases go into effect and when revenue is realized as the units are shipped. Margins are then expected to increase over the second half of 2022 with much stronger margins in the fourth quarter when the higher-margin, already-booked trucks, and trucks anticipated to be booked, are expected to be produced and shipped. In the meantime, the Company expects to continue to work aggressively to manage component availability in order to increase production rates, and continue to adjust prices as costs change. As a result of these factors, the Lift Truck business expects larger operating and net losses in the second quarter, moderated operating and net losses in the third quarter and substantial profit in the fourth quarter. Overall, the Russia/Ukraine conflict, on a net basis, has reduced prospects for the remaining quarters of 2022, particularly in the expectations for EMEA's second and third quarters, but has not changed the overall pattern of quarterly improvement expected in the second half of 2022.

From a broader perspective, the Lift Truck business has three core strategies that are expected to have a transformational impact on the Company’s competitiveness, market position and economic performance as it emerges from the current period of mismatch of costs and pricing. The first is to provide the lowest cost of ownership while enhancing customer productivity. The primary focus of this strategic initiative is the new modular and scalable product projects, which are expected to lay the groundwork for enhanced market position by providing lower cost of ownership and enhanced productivity for the Company’s customers, including low-intensity applications. Additional to this are key projects geared toward electrification of trucks for applications now dominated by internal combustion engine trucks, automation product options and providing telemetry and operator assist systems. The second core strategy is to be the leader in the delivery of industry- and customer-focused solutions. The primary focus for this strategic initiative is transforming the Company's sales approach by using an industry-focused approach to meet its customers' needs. The third core strategy is to be the leader in independent distribution. The main focus of this strategic initiative is on enhancing dealer and major account coverage, dealer excellence and ensuring outstanding dealer ownership globally.

As a result of these core strategies, the increased shipment volume potential of the current backlog and expected bookings in 2022, enhanced prices and the renewal of tariff exclusions, the Lift Truck business expects to move from the significant operating loss in the first quarter of 2022 to substantial operating profit in the fourth quarter, with the fourth-quarter profit expected to more than offset the losses in the first nine months of 2022. Over this period, the Company is projecting the stabilization of product and transportation costs and continued improvement in component and logistics availability, although this could change if the availability of commodities and/or components is seriously affected as a result of the ongoing Russia/Ukraine conflict and the recent lockdowns in China. The Company is also anticipating the continued introduction of additional modular and scalable product families and the continued implementation of cost-savings initiatives over this period and in the longer term. Overall, as the Company's strategic programs mature, as costs and prices come in line over 2022 and 2023, and as production volumes increase, the Lift Truck business is expected to have a strong operating profit and net income in the fourth quarter of 2022 and in 2023.

Bolzoni Strategic Perspective

Bolzoni has a small operation in Russia which is in the process of closing. As a result of adjusting its operations for the Russia/Ukraine conflict and adapting to the additional material inflation caused by the conflict, Bolzoni expects operating profit and net income in the second quarter of 2022 to be lower than the 2022 first quarter, but significantly higher than the loss realized in the prior-year second quarter. Over the second half of 2022, Bolzoni expects component shortages to moderate and the timing of pricing actions to permit improving operating profit in the third and fourth quarters. As a result, Bolzoni expects sizeable, but moderately lower than previously anticipated, operating profit and net income in 2022 compared with operating and net losses in 2021.

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

Nuvera Strategic Perspective

Nuvera continues to focus on applying its 45kW and 60kW engines, which were both released for sale late in 2020, in niche, heavy-duty vehicle applications with expected near-term significant fuel cell adoption potential. As a result of these releases, Nuvera accelerated its 45kW and 60kW engine commercialization operations for the global market. In 2022, Nuvera expects to continue to focus on ramping up demonstrations, quotes and bookings of these products. In addition, Nuvera has initiated development of a new 125kW engine and continues to focus on applications in the forklift truck market. Excluding the impact of the inventory valuation and fixed asset impairment charges taken in 2021, the Company expects moderately reduced losses at Nuvera in 2022 as a result of enhanced fuel cell shipments.

EFFECTS OF FOREIGN CURRENCY

The Company operates internationally and enters into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating profit and net income (loss) are addressed in the previous discussions of operating results. See also Item 3, "Quantitative and Qualitative Disclosures About Market Risk,” in Part I of this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) delays in delivery and other supply chain disruptions, or increases in costs as a result of inflation or otherwise, including materials and transportation costs and shortages, the imposition of tariffs, or the renewal of tariff exclusions, on raw materials or sourced products, and labor, or changes in or unavailability of quality suppliers or transporters, including the impacts of the foregoing risks on the Company's liquidity, (2) the duration and severity of the COVID-19 pandemic, any preventive or protective actions taken by governmental authorities, and any unfavorable effects of the COVID-19 pandemic on either the Company's or its suppliers plants' capabilities to produce and ship products, (3) delays in manufacturing and delivery schedules, (4) customer acceptance of pricing, (5) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, as well as armed conflicts, including the Russia/Ukraine conflict, and their regional effects, (6) the ability of the Company and its dealers, suppliers and end-users to access credit in the current economic environment, or obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (7) impairment charges or charges due to valuation allowances, (8) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, including any reduction in demand as a result of an economic recession, (9) exchange rate fluctuations, interest rate volatility and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (10) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (11) the successful commercialization of Nuvera's technology, (12) the political and economic uncertainties in the countries where the Company does business, as well as the effects of any withdrawals from such countries, (13) bankruptcy of or loss of major dealers, retail customers or suppliers, (14) customer acceptance of, changes in the costs of, or delays in the development of new products, (15) introduction of new products by, or more favorable product pricing offered by, competitors, (16) product liability or other litigation, warranty claims or returns of products, and (17) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 29 and 30 and F-24 through F-27 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the Company's derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2021.

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

Changes in internal control over financial reporting: During the first quarter of 2022, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None
Item 1A     Risk Factors
There have been no material changes from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 in the Section entitled "Risk Factors."
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
    None
Item 3    Defaults Upon Senior Securities
    None
Item 4    Mine Safety Disclosures
    Not applicable
Item 5    Other Information
    None
Item 6    Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number*	Description of Exhibits

10.1*	Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2022) is attached hereto
31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL and contained in Exhibit 101
* Numbered in accordance with Item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.

Date:	May 3, 2022	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Senior Vice President and Chief Financial Officer (principal financial officer)