Form 10-Q
period 2022-06-30
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2022-08-02
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at July 29, 2022: 13,128,439
Number of shares of Class B Common Stock outstanding at July 29, 2022: 3,792,396

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2022	DECEMBER 31 2021
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$75.6	$65.5
Accounts receivable, net	531.2	457.4
Inventories, net	790.2	781.0
Prepaid expenses and other	72.8	46.1
Total Current Assets	1,469.8	1,350.0
Property, Plant and Equipment, Net	319.0	330.5
Intangible Assets, Net	45.8	50.7
Goodwill	52.1	56.5
Deferred Income Taxes	5.1	3.7
Investments in Unconsolidated Affiliates	55.5	71.7
Other Non-current Assets	105.5	107.0
Total Assets	$2,052.8	$1,970.1
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$539.5	$517.0
Accounts payable, affiliates	30.0	24.4
Revolving credit facilities	167.6	165.3
Current maturities of long-term debt	132.6	91.5
Accrued payroll	50.5	57.1
Deferred revenue	163.5	49.7
Other current liabilities	245.7	199.6
Total Current Liabilities	1,329.4	1,104.6
Long-term Debt	280.4	261.7
Self-insurance Liabilities	34.0	33.5
Pension Obligations	5.5	6.2
Deferred Income Taxes	11.7	12.7
Other Long-term Liabilities	168.4	168.5
Total Liabilities	1,829.4	1,587.2
Temporary Equity
Redeemable Noncontrolling Interest	15.9	—
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 13,116,880 shares outstanding (2021 - 12,994,106 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,792,497 shares outstanding (2021 - 3,832,794 shares outstanding)	0.1	0.1
Capital in excess of par value	291.2	315.1
Treasury stock	—	(4.5)
Retained earnings	193.3	248.6
Accumulated other comprehensive loss	(285.1)	(202.3)
Total Stockholders' Equity	199.6	357.1
Noncontrolling Interests	7.9	25.8
Total Equity	207.5	382.9
Total Liabilities and Equity	$2,052.8	$1,970.1

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2022	2021	2022	2021
	(In millions, except per share data)
Revenues	$895.4	$765.6	$1,723.0	$1,497.8
Cost of sales	796.3	649.2	1,522.7	1,263.0
Gross Profit	99.1	116.4	200.3	234.8
Operating Expenses
Selling, general and administrative expenses	114.8	110.5	234.3	225.8
Operating Profit (Loss)	(15.7)	5.9	(34.0)	9.0
Other (income) expense
Interest expense	6.1	3.8	11.2	6.6
Income from unconsolidated affiliates	(4.1)	(3.6)	(7.0)	(5.6)
Other, net	4.1	5.8	4.9	(0.4)
	6.1	6.0	9.1	0.6
Income (Loss) Before Income Taxes	(21.8)	(0.1)	(43.1)	8.4
Income tax benefit	(3.1)	(2.4)	(0.2)	—
Net Income (Loss)	(18.7)	2.3	(42.9)	8.4
Net income attributable to noncontrolling interests	(0.7)	(0.4)	(1.5)	(0.9)
Net Income (Loss) Attributable to Stockholders	$(19.4)	$1.9	$(44.4)	$7.5

Basic Earnings (Loss) per Share	$(1.15)	$0.11	$(2.63)	$0.45
Diluted Earnings (Loss) per Share	$(1.15)	$0.11	$(2.63)	$0.45

Dividends per Share	$0.3225	$0.3225	$0.6450	$0.6400

Basic Weighted Average Shares Outstanding	16.907	16.815	16.875	16.813
Diluted Weighted Average Shares Outstanding	16.907	16.860	16.875	16.851

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2022	2021	2022	2021
	(In millions)
Net Income (Loss)	$(18.7)	$2.3	$(42.9)	$8.4
Other comprehensive income (loss)
Foreign currency translation adjustment	(40.3)	12.0	(44.9)	(12.8)
Current period cash flow hedging activity	(45.9)	5.0	(47.7)	(9.3)
Reclassification of hedging activities into earnings	5.7	(1.7)	7.4	(2.3)
Reclassification of pension into earnings	1.2	1.1	2.4	2.2
Comprehensive Income (Loss)	$(98.0)	$18.7	$(125.7)	$(13.8)
Other comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests	(0.7)	(0.4)	(1.5)	(0.9)
Foreign currency translation adjustment attributable to noncontrolling interests	1.5	(0.9)	1.5	0.1
Comprehensive Income (Loss) Attributable to Stockholders	$(97.2)	$17.4	$(125.7)	$(14.6)

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2022	2021
	(In millions)
Operating Activities
Net income (loss)	$(42.9)	$8.4
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	22.1	23.3
Amortization of deferred financing fees	0.6	2.4
Deferred income taxes	(1.7)	(4.2)
Gain on the sale of investment	—	(4.6)
Stock-based compensation	2.6	3.7
Dividends from unconsolidated affiliates	15.6	5.5
Other non-current liabilities	(5.0)	(4.3)
Other	(5.0)	(9.0)
Working capital changes:
Accounts receivable	(100.4)	(56.7)
Inventories	(32.5)	(172.4)
Other current assets	(7.1)	(12.8)
Accounts payable	45.2	78.9
Other current liabilities	108.7	41.1
Net cash provided by (used for) operating activities	0.2	(100.7)
Investing Activities
Expenditures for property, plant and equipment	(15.3)	(18.1)
Proceeds from the sale of assets	0.8	3.2
Proceeds from the sale of investment	—	15.7
Purchase of noncontrolling interest	(8.4)	—
Net cash provided by (used for) investing activities	(22.9)	0.8
Financing Activities
Additions to long-term debt	75.9	84.7
Reductions of long-term debt	(35.8)	(30.1)
Net change to revolving credit agreements	4.5	1.4
Cash dividends paid	(10.9)	(10.7)
Cash dividends paid to noncontrolling interest	(0.2)	(0.2)
Financing fees paid	—	(7.6)
Net cash provided by financing activities	33.5	37.5
Effect of exchange rate changes on cash	(0.7)	(1.5)
Cash and Cash Equivalents
Increase (decrease) for the period	10.1	(63.9)
Balance at the beginning of the period	65.5	151.4
Balance at the end of the period	$75.6	$87.5

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY AND PERMANENT EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		(In millions)
Balance, March 31, 2021	$—	$0.1	$0.1	$(5.5)	$315.6	$443.5	$(82.4)	$(2.4)	$(86.9)	$582.1	$33.7	$615.8
Stock-based compensation	—	—	—	—	0.2	—	—	—	—	0.2	—	0.2
Stock issued under stock compensation plans	—	—	—	0.3	(0.3)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	1.9	—	—	—	1.9	0.4	2.3
Cash dividends	—	—	—	—	—	(5.4)	—	—	—	(5.4)	(0.2)	(5.6)
Current period other comprehensive income	—	—	—	—	—	—	12.0	5.0	—	17.0	—	17.0
Reclassification adjustment to net income	—	—	—	—	—	—	—	(1.7)	1.1	(0.6)	—	(0.6)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.9	0.9
Balance, June 30, 2021	$—	$0.1	$0.1	$(5.2)	$315.5	$440.0	$(70.4)	$0.9	$(85.8)	$595.2	$34.8	$630.0

Balance, March 31, 2022	$—	$0.1	$0.1	$—	$312.3	$218.2	$(102.3)	$(32.1)	$(71.4)	$324.9	$26.6	$351.5
Stock-based compensation	—	—	—	—	0.9	—	—	—	—	0.9	—	0.9
Stock issued under stock compensation plans	—	—	—	—	0.1	—	—	—	—	0.1	—	0.1
Net income (loss)	—	—	—	—	—	(19.4)	—	—	—	(19.4)	0.7	(18.7)
Cash dividends	—	—	—	—	—	(5.5)	—	—	—	(5.5)	(0.2)	(5.7)
Current period other comprehensive loss	—	—	—	—	—	—	(40.3)	(45.9)	—	(86.2)	—	(86.2)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	—	5.7	1.2	6.9	—	6.9
Purchase of noncontrolling interest	—	—	—	—	(12.8)	—	—	—	—	(12.8)	(11.1)	(23.9)
Reclassification from permanent equity to temporary equity	15.9	—	—	—	(9.3)	—	—	—	—	(9.3)	(6.6)	(15.9)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1.5)	(1.5)
Balance, June 30, 2022	$15.9	$0.1	$0.1	$—	$291.2	$193.3	$(142.6)	$(72.3)	$(70.2)	$199.6	$7.9	$207.5

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY AND PERMANENT EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		(In millions)
Balance, December 31, 2020	$—	$0.1	$0.1	$(6.0)	$312.6	$443.2	$(57.6)	$12.5	$(88.0)	$616.9	$34.2	$651.1
Stock-based compensation	—	—	—	—	3.7	—	—	—	—	3.7	—	3.7
Stock issued under stock compensation plans	—	—	—	0.8	(0.8)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	7.5	—	—	—	7.5	0.9	8.4
Cash dividends	—	—	—	—	—	(10.7)	—	—	—	(10.7)	(0.2)	(10.9)
Current period other comprehensive loss	—	—	—	—	—	—	(12.8)	(9.3)	—	(22.1)	—	(22.1)
Reclassification adjustment to net income	—	—	—	—	—	—	—	(2.3)	2.2	(0.1)	—	(0.1)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, June 30, 2021	$—	$0.1	$0.1	$(5.2)	$315.5	$440.0	$(70.4)	$0.9	$(85.8)	$595.2	$34.8	$630.0

Balance, December 31, 2021	$—	$0.1	$0.1	$(4.5)	$315.1	$248.6	$(97.7)	$(32.0)	$(72.6)	$357.1	$25.8	$382.9
Stock-based compensation	—	—	—	—	2.6	—	—	—	—	2.6	—	2.6
Stock issued under stock compensation plans	—	—	—	4.5	(4.4)	—	—	—	—	0.1	—	0.1
Net income (loss)	—	—	—	—	—	(44.4)	—	—	—	(44.4)	1.5	(42.9)
Cash dividends	—	—	—	—	—	(10.9)	—	—	—	(10.9)	(0.2)	(11.1)
Current period other comprehensive loss	—	—	—	—	—	—	(44.9)	(47.7)	—	(92.6)	—	(92.6)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	—	7.4	2.4	9.8	—	9.8
Purchase of noncontrolling interest	—	—	—	—	(12.8)	—	—	—	—	(12.8)	(11.1)	(23.9)
Reclassification from permanent equity to temporary equity	15.9	—	—	—	(9.3)	—	—	—	—	(9.3)	(6.6)	(15.9)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1.5)	(1.5)
Balance, June 30, 2022	$15.9	$0.1	$0.1	$—	$291.2	$193.3	$(142.6)	$(72.3)	$(70.2)	$199.6	$7.9	$207.5

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2022 and the results of its operations and changes in equity for the three and six months ended June 30, 2022 and 2021, and the results of its cash flows for the six months ended June 30, 2022 and 2021 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

The accompanying unaudited condensed consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information or notes required by GAAP for complete financial statements.

Note 2—Recently Issued Accounting Standards

In 2022, the Company did not adopt any recent accounting standard updates ("ASU") which had a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

The following table provides a brief description of ASUs not yet adopted:

Standard	Description	Required Date of Adoption	Effect on the financial statements or other significant matters
ASU 2020-04, Reference Rate Reform (Topic 848)	The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	From the date of issuance through December 31, 2022	The Company does not expect the guidance to have a material effect on its financial position, results of operations, cash flows and related disclosures.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the three and six months ended June 30, 2022 and 2021.

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

	THREE MONTHS ENDED
	JUNE 30, 2022
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$301.6	$150.6	$56.1	$—	$—	$—	$508.3
Direct customer sales	119.9	3.3	—	—	—	—	123.2
Aftermarket sales	147.2	25.2	8.7	—	—	—	181.1
Other	27.9	5.7	0.1	86.4	0.3	(37.6)	82.8
Total Revenues	$596.6	$184.8	$64.9	$86.4	$0.3	$(37.6)	$895.4

	THREE MONTHS ENDED
	JUNE 30, 2021
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$218.0	$140.4	$56.6	$—	$—	$—	$415.0
Direct customer sales	115.8	1.5	—	—	—	—	117.3
Aftermarket sales	114.3	26.8	8.1	—	—	—	149.2
Other	31.0	6.4	0.3	84.8	0.3	(38.7)	84.1
Total Revenues	$479.1	$175.1	$65.0	$84.8	$0.3	$(38.7)	$765.6

	SIX MONTHS ENDED
	JUNE 30, 2022
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$591.5	$281.2	$102.8	$—	$—	$—	$975.5
Direct customer sales	219.4	9.4	—	—	—	—	228.8
Aftermarket sales	292.3	52.8	13.6	—	—	—	358.7
Other	51.1	11.1	0.2	181.5	0.9	(84.8)	160.0
Total Revenues	$1,154.3	$354.5	$116.6	$181.5	$0.9	$(84.8)	$1,723.0

	SIX MONTHS ENDED
	JUNE 30, 2021
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$438.7	$277.2	$109.2	$—	$—	$—	$825.1
Direct customer sales	218.2	3.4	—	—	—	—	221.6
Aftermarket sales	223.1	53.7	15.9	—	—	—	292.7
Other	58.8	11.5	0.4	164.3	0.3	(76.9)	158.4
Total Revenues	$938.8	$345.8	$125.5	$164.3	$0.3	$(76.9)	$1,497.8

Dealer sales are recognized when the Company transfers control based on the shipping terms of the contract, which is generally when the truck is shipped from the manufacturing facility to the dealer. The majority of direct customer sales are to National Account customers. In these transactions, the Company transfers control and recognizes revenue when it delivers the product to the customer according to the terms of the contract. Aftermarket sales represent parts sales, extended warranty and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract, which reflects the costs to perform under these contracts and corresponds with, and thereby depicts, the transfer of control to the customer. Bolzoni revenue from external customers is primarily the sale of attachments to customers. In these transactions, the Company transfers control and recognizes revenue according to the shipping terms of the contract. In the United States, Bolzoni also has revenue for sales of lift truck components to the lift truck business. Nuvera's revenues include development funding from third-party development agreements and the sale of fuel cell stacks and engines to third parties and to the lift truck business. In all revenue transactions, the Company receives cash equal to the invoice price and amount of consideration received and the revenue recognized may vary with changes in marketing incentives. Intercompany revenues between Bolzoni, Nuvera and the lift truck business have been eliminated.

Deferred Revenue: The Company defers revenue for transactions that have not met the criteria for recognition at the time payment is collected, including extended warranties and maintenance contracts. In addition, for certain products, services and customer types, the Company collects payment prior to the transfer of control to the customer. The increase in customer deposits and billings relates mainly to down payments on customer orders.

Deferred Revenue
Balance, December 31, 2021	$76.2
Customer deposits and billings	128.2
Revenue recognized	(22.4)
Foreign currency effect	0.1
Balance, June 30, 2022	$182.1

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

Operating profit is the measure of segment profit or loss. Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2022	2021	2022	2021
Revenues from external customers
Americas	$596.6	$479.1	$1,154.3	$938.8
EMEA	184.8	175.1	354.5	345.8
JAPIC	64.9	65.0	116.6	125.5
Lift truck business	846.3	719.2	1,625.4	1,410.1
Bolzoni	86.4	84.8	181.5	164.3
Nuvera	0.3	0.3	0.9	0.3
Eliminations	(37.6)	(38.7)	(84.8)	(76.9)
Total	$895.4	$765.6	$1,723.0	$1,497.8
Operating profit (loss)
Americas	$3.1	$13.6	$7.5	$28.2
EMEA	(10.8)	3.7	(22.2)	3.8
JAPIC	(4.0)	(1.9)	(7.7)	(4.4)
Lift truck business	(11.7)	15.4	(22.4)	27.6
Bolzoni	3.4	(0.4)	5.5	0.4
Nuvera	(7.9)	(9.0)	(16.0)	(18.8)
Eliminations	0.5	(0.1)	(1.1)	(0.2)
Total	$(15.7)	$5.9	$(34.0)	$9.0

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

A reconciliation of the U.S. federal statutory rate to the reported income tax rate is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2022	2021	2022	2021
Income (loss) before income taxes	$(21.8)	$(0.1)	$(43.1)	$8.4
Statutory taxes (21%)	$(4.6)	$—	$(9.1)	$1.8
Interim adjustment	0.9	0.2	(1.5)	0.5
Permanent adjustments:
Valuation allowance	5.0	0.4	15.9	0.5
Other	0.1	(0.9)	(0.2)	(0.6)
Discrete items	(4.5)	(2.1)	(5.3)	(2.2)
Income tax benefit	$(3.1)	$(2.4)	$(0.2)	$—
Reported income tax rate	14.2%	n.m.	0.5%	—%
n.m. - not meaningful

The Company's reported income tax rate differs from the U.S. federal statutory tax rate primarily as a result of recording additional valuation allowances and an interim adjustment resulting from pretax losses for which no tax benefit was recognized.

During the second quarter of 2022 and 2021, the Company recognized discrete tax benefits of $3.8 million and $3.3 million, respectively, related to the expiration of the statute of limitations for uncertain tax positions related to acquisitions for which an offsetting pre-tax indemnity receivable was also recorded. The expense for the release of the indemnity receivable was recorded in pre-tax earnings on the line “Other, net” in the unaudited condensed consolidated statements of operations. Additionally, the Company has recognized a discrete tax benefit of $0.7 million in the second quarter of 2022 for the release of uncertain tax positions that were recorded when the Company acquired Bolzoni.

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

Note 6—Reclassifications from OCI

The following table summarizes reclassifications out of Accumulated Other Comprehensive Income ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

OCI Components	Amount Reclassified from OCI				Affected Line Item
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2022	2021	2022	2021
Gain (loss) on cash flow hedges:
Interest rate contracts	$0.8	$0.7	$1.7	$1.3	Interest expense
Foreign exchange contracts	(6.4)	1.4	(8.9)	1.5	Cost of sales
Total before tax	(5.6)	2.1	(7.2)	2.8	Income (loss) before income taxes
Tax benefit	(0.1)	(0.4)	(0.2)	(0.5)	Income tax provision (benefit)
Net of tax	$(5.7)	$1.7	$(7.4)	$2.3	Net income (loss)
Amortization of defined benefit pension items:
Actuarial loss	$(1.2)	$(1.4)	$(2.4)	$(2.8)	Other, net
Total before tax	(1.2)	(1.4)	(2.4)	(2.8)	Income (loss) before income taxes
Tax expense	—	0.3	—	0.6	Income tax provision (benefit)
Net of tax	$(1.2)	$(1.1)	$(2.4)	$(2.2)	Net income (loss)
Total reclassifications for the period	$(6.9)	$0.6	$(9.8)	$0.1

Note 7—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding finance leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At June 30, 2022, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $536.0 million and $549.4 million, respectively. At December 31, 2021, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $486.4 million and $490.3 million, respectively.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $1.1 billion at June 30, 2022, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, Mexican pesos, British pounds, Swedish kroner and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $1.1 billion at December 31, 2021, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, British pounds, Mexican pesos, Swedish kroner and Australian dollars. The fair value of these contracts approximated a net liability of $77.6 million and $26.7 million at June 30, 2022 and December 31, 2021, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2022, $42.6 million of the amount of net deferred loss included in OCI at June 30, 2022 is expected to be reclassified as expense into the unaudited condensed consolidated statements of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on its $225.0 million term loan borrowings. In addition, the Company holds certain contracts that hedge interest payments on Bolzoni's debt.

The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at June 30, 2022 and December 31, 2021:

Notional Amount		Average Fixed Rate
JUNE 30	DECEMBER 31	JUNE 30	DECEMBER 31
2022	2021	2022	2021	Term at June 30, 2022
$180.0	$180.0	1.68%	1.68%	Extending to May 2027
$21.8	$16.0	0.18%	(0.14)%	Extending to May 2027

The fair value of all interest rate swap agreements was a net asset of $9.9 million and a net liability $3.2 million at June 30, 2022 and December 31, 2021, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2022, $1.7 million of the amount included in OCI as net deferred gain is expected to be reclassified as income in the unaudited condensed consolidated statements of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	JUNE 30 2022	DECEMBER 31 2021	Balance Sheet Location	JUNE 30 2022	DECEMBER 31 2021
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$2.6	$—	Prepaid expenses and other	$—	$—
	Other current liabilities	—	0.3	Other current liabilities	—	2.2
Long-term	Other non-current assets	7.3	0.1	Other non-current assets	—	0.1
	Other long-term liabilities	—	0.6	Other long-term liabilities	—	1.9
			—
Foreign currency exchange contracts
Current	Other current liabilities	3.0	3.6	Other current liabilities	44.2	17.0
Long-term	Other long-term liabilities	0.8	1.0	Other long-term liabilities	34.0	13.2
Total derivatives designated as hedging instruments		$13.7	$5.6		$78.2	$34.4
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	2.6	—	Prepaid expenses and other	0.2	—
	Other current liabilities	2.6	1.1	Other current liabilities	8.2	2.2
Total derivatives not designated as hedging instruments		$5.2	$1.1		$8.4	$2.2
Total derivatives		$18.9	$6.7		$86.6	$36.6

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of June 30, 2022				Derivative Liabilities as of June 30, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$9.9	$—	$9.9	$9.9	$—	$—	$—	$—
Foreign currency exchange contracts	2.4	(2.4)	—	—	80.0	(2.4)	77.6	77.6
Total derivatives	$12.3	$(2.4)	$9.9	$9.9	$80.0	$(2.4)	$77.6	$77.6

	Derivative Assets as of December 31, 2021				Derivative Liabilities as of December 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$3.2	$—	$3.2	$3.2
Foreign currency exchange contracts	—	—	—	—	26.7	—	26.7	26.7
Total derivatives	$—	$—	$—	$—	$29.9	$—	$29.9	$29.9

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS ENDED		SIX MONTHS ENDED			THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30					JUNE 30
Derivatives Designated as Hedging Instruments	2022	2021	2022	2021		2022	2021	2022	2021
Cash Flow Hedges
Interest rate swap agreements	$4.9	$(0.6)	$15.5	$0.7	Interest expense	$0.8	$0.7	$1.7	$1.3
Foreign currency exchange contracts	(50.9)	7.0	(63.4)	(14.3)	Cost of sales	(6.4)	1.4	(8.9)	1.5
Total	$(46.0)	$6.4	$(47.9)	$(13.6)		$(5.6)	$2.1	$(7.2)	$2.8

Derivatives Not Designated as Hedging Instruments					Location of Gain or (Loss) Recognized in Income on Derivative	2022	2021	2022	2021
Cash Flow Hedges
Foreign currency exchange contracts					Cost of sales	$(8.4)	$(1.9)	$(18.0)	$(6.2)
Total						$(8.4)	$(1.9)	$(18.0)	$(6.2)

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

The Company presents the components of net benefit cost, other than service cost, in other (income) expense in the unaudited condensed consolidated statements of operations for its pension plans. Service cost for the Company's pension plan is reported in operating profit. The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2022	2021	2022	2021
U.S. Pension
Interest cost	$0.4	$0.3	$0.8	$0.7
Expected return on plan assets	(0.8)	(1.1)	(1.8)	(2.3)
Amortization of actuarial loss	0.4	0.5	0.9	1.0
Total	$—	$(0.3)	$(0.1)	$(0.6)
Non-U.S. Pension
Service cost	$—	$0.1	$0.1	$0.1
Interest cost	0.7	0.7	1.6	1.3
Expected return on plan assets	(1.9)	(2.7)	(3.9)	(5.3)
Amortization of actuarial loss	0.8	0.9	1.5	1.8
Total	$(0.4)	$(1.0)	$(0.7)	$(2.1)

Note 9—Inventories

Inventories are summarized as follows:

	JUNE 30 2022	DECEMBER 31 2021
Finished goods and service parts	$325.9	$321.6
Work in process	37.2	32.9
Raw materials	521.6	509.9
Total manufactured inventories	884.7	864.4
LIFO reserve	(94.5)	(83.4)
Total inventory	$790.2	$781.0

Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At June 30, 2022 and December 31, 2021, 48% and 51%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, for the lift truck business in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2022
Balance at December 31, 2021	$64.7
Current year warranty expense	14.5
Change in estimate related to pre-existing warranties	(3.3)
Payments made	(13.8)
Foreign currency effect	(1.1)
Balance at June 30, 2022	$61.0

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

Note 12—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at June 30, 2022 and December 31, 2021 were $130.7 million and $106.8 million, respectively. As of June 30, 2022, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at June 30, 2022 was approximately $194.1 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of June 30, 2022, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $21.5 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $10.9 million as of June 30, 2022. The $21.5 million is included in the $130.7 million of total amounts subject to recourse or repurchase obligations at June 30, 2022.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At June 30, 2022, approximately $108.2 million of the Company's total recourse or repurchase obligations of $130.7 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At June 30, 2022, loans from WF to HYGFS totaled $1.1 billion. Although the Company’s contractual guarantee was $227.5 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $108.2 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $208.0 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $273.6 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at June 30, 2022:

	HYGFS	Total
Total recourse or repurchase obligations	$108.2	$130.7
Less: exposure limited for certain dealers	21.5	21.5
Plus: 7.5% of original loan balance	10.9	10.9
	97.6	120.1
Incremental obligation related to guarantee to WF	208.0	208.0
Total exposure related to guarantees	$305.6	$328.1

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

The Company's percentage share of the net income or loss from its equity investments in HYGFS and SN is reported on the line “Income from unconsolidated affiliates” in the “Other (income) expense” section of the unaudited condensed consolidated statements of operations. The Company's equity investments are included on the line “Investments in Unconsolidated Affiliates” in the unaudited condensed consolidated balance sheets.

The Company's equity investments in unconsolidated affiliates recorded on the unaudited condensed consolidated balance sheets are as follows:

	June 30, 2022	December 31, 2021
HYGFS	$16.0	$25.2
SN	37.4	43.7
Bolzoni	0.3	0.3

Dividends received from unconsolidated affiliates are summarized below:

	SIX MONTHS ENDED
	JUNE 30
	2022	2021
HYGFS	$14.9	$5.1
SN	0.7	0.4
	$15.6	$5.5
Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2022	2021	2022	2021
Revenues	$103.7	$106.7	$210.5	$209.9
Gross profit	$43.1	$40.3	$86.5	$78.1
Income from continuing operations	$17.1	$13.9	$31.1	$22.1
Net income	$17.1	$13.9	$31.1	$22.1

The Company has a non-U.S. equity investment in a third party valued using a quoted market price in an active market, or Level 1 in the fair value hierarchy. The Company's investment as of June 30, 2022 and December 31, 2021 was $1.0 million and $1.7 million, respectively. Any gain or loss on the investment is included on the line "Other, net" in the "Other (income) expense" section of the unaudited condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2022	2021	2022	2021
Loss on equity investment	$0.6	$1.1	$0.6	$—
The Company has debt investment in a third party, OneH2, Inc. The Company's investment was $0.8 million as of June 30, 2022 and December 31, 2021, respectively.

Note 14—Maximal Equity Transfer Agreement

As of June 30, 2022, the Company maintained a 90% majority interest in Hyster-Yale Maximal Forklift (Zheijang) Co., Ltd. ("Hyster-Yale Maximal").

During 2021, the Company signed an Equity Transfer Agreement ("ETA") with Y-C Hongkong Holding Co., Limited (“HK Holding Co”). In June 2022, the Company purchased 15% of the equity interest of Hyster-Yale Maximal from HK Holding Co for an aggregate purchase price of $25.2 million, which will be paid in annual installments of $8.4 million beginning in June 2022 through June 2024. Subsequently, the Company has an option to purchase HK Holding Co's remaining interest in Hyster-Yale Maximal at any time prior to June 8, 2056 for $16.8 million. If this option is exercised, the Company will own 100% of the equity interest of Hyster-Yale Maximal.

In addition, under the provisions of the ETA, HK Holding Co maintains a put option by which the Company could be required to exercise its purchase option. As one of the factors that could trigger the put option is outside of the Company’s control, the remaining 10% purchase option is considered contingently redeemable. Accordingly, the redeemable noncontrolling interest is not considered to be a component of stockholders’ equity and instead is reported as temporary equity in the accompanying unaudited condensed consolidated balance sheet. Because the occurrence of the event that would trigger the put option is not probable of occurring, the Company will continue to attribute the 10% portion of earnings and losses, as well as any dividends declared, to the noncontrolling interest after the closing date of the ETA. As of the closing date of the ETA, the Company recorded the estimated fair value of the purchase option of $16.8 million as redeemable noncontrolling interest.

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

The Company owns a 90% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"). Hyster-Yale Maximal is a Chinese manufacturer of low-intensity and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets. During 2021, the Company signed an Equity Transfer Agreement with Y-C Hongkong Holding Co., Limited (“HK Holding Co”). In June 2022, the Company purchased 15% of the equity interest of Hyster-Yale Maximal from HK Holding Co for an aggregate purchase price of $25.2 million, which will be paid in annual installments of $8.4 million beginning June 2022 through June 2024. Subsequently, the Company will have an option to purchase HK Holding Co's remaining interest in Hyster-Yale Maximal at any time prior to June 8, 2056 for $16.8 million. If this option is exercised, the Company will own 100% of the equity interest of Hyster-Yale Maximal.

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

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)	SIX MONTHS ENDED		Favorable / (Unfavorable)
	JUNE 30			JUNE 30
	2022	2021	% Change	2022	2021	% Change
Lift truck unit shipments (in thousands)
Americas	13.9	13.0	6.9%	28.5	25.3	12.6%
EMEA	7.8	5.9	32.2%	14.3	12.4	15.3%
JAPIC	3.6	3.8	(5.3)%	6.4	7.3	(12.3)%
	25.3	22.7	11.5%	49.2	45.0	9.3%
Revenues
Americas	$596.6	$479.1	24.5%	$1,154.3	$938.8	23.0%
EMEA	184.8	175.1	5.5%	354.5	345.8	2.5%
JAPIC	64.9	65.0	(0.2)%	116.6	125.5	(7.1)%
Lift truck business	846.3	719.2	17.7%	1,625.4	1,410.1	15.3%
Bolzoni	86.4	84.8	1.9%	181.5	164.3	10.5%
Nuvera	0.3	0.3	—%	0.9	0.3	200.0%
Eliminations	(37.6)	(38.7)	(2.8)%	(84.8)	(76.9)	10.3%
	$895.4	$765.6	17.0%	$1,723.0	$1,497.8	15.0%
Gross profit (loss)
Americas	$66.1	$70.4	(6.1)%	$133.1	$145.7	(8.6)%
EMEA	11.3	26.6	(57.5)%	25.7	50.1	(48.7)%
JAPIC	3.9	6.2	(37.1)%	8.4	12.8	(34.4)%
Lift truck business	81.3	103.2	(21.2)%	167.2	208.6	(19.8)%
Bolzoni	18.9	15.8	19.6%	37.7	32.2	17.1%
Nuvera	(1.6)	(2.5)	36.0%	(3.5)	(5.8)	39.7%
Eliminations	0.5	(0.1)	n.m.	(1.1)	(0.2)	n.m.
	$99.1	$116.4	(14.9)%	$200.3	$234.8	(14.7)%
Selling, general and administrative expenses
Americas	$63.0	$56.8	(10.9)%	$125.6	$117.5	(6.9)%
EMEA	22.1	22.9	3.5%	47.9	46.3	(3.5)%
JAPIC	7.9	8.1	2.5%	16.1	17.2	6.4%
Lift truck business	93.0	87.8	(5.9)%	189.6	181.0	(4.8)%
Bolzoni	15.5	16.2	4.3%	32.2	31.8	(1.3)%
Nuvera	6.3	6.5	3.1%	12.5	13.0	3.8%
	$114.8	$110.5	(3.9)%	$234.3	$225.8	(3.8)%
Operating profit (loss)
Americas	$3.1	$13.6	(77.2)%	$7.5	$28.2	(73.4)%
EMEA	(10.8)	3.7	n.m.	(22.2)	3.8	n.m.
JAPIC	(4.0)	(1.9)	(110.5)%	(7.7)	(4.4)	(75.0)%
Lift truck business	(11.7)	15.4	(176.0)%	(22.4)	27.6	(181.2)%
Bolzoni	3.4	(0.4)	950.0%	5.5	0.4	1,275.0%
Nuvera	(7.9)	(9.0)	12.2%	(16.0)	(18.8)	14.9%
Eliminations	0.5	(0.1)	n.m.	(1.1)	(0.2)	n.m.
	$(15.7)	$5.9	n.m.	$(34.0)	$9.0	n.m.
Interest expense	$6.1	$3.8	(60.5)%	$11.2	$6.6	(69.7)%
Other income (expense)	$—	$2.2	(100.0)%	$(2.1)	$(6.0)	(65.0)%

	THREE MONTHS ENDED		Favorable / (Unfavorable)	SIX MONTHS ENDED		Favorable / (Unfavorable)
	JUNE 30			JUNE 30
	2022	2021	% Change	2022	2021	% Change
Net income (loss) attributable to stockholders	$(19.4)	$1.9	n.m	$(44.4)	$7.5	n.m.
Earnings (loss) per share	$(1.15)	$0.11	n.m.	$(2.63)	$0.45	n.m.
Reported income tax rate	14.2%	n.m.		0.5%	—%
n.m. - not meaningful

Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. Unit backlog as of June 30, 2022, excludes 2,700 suspended orders, for which the Company has no currently defined plans to fulfill. As of June 30, 2022, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2022	2021	2022	2021
Unit backlog, beginning of period	114.1	60.7	105.3	40.6
Unit shipments	(25.3)	(22.7)	(49.2)	(45.0)
Unit bookings	23.2	46.9	55.9	89.3
Unit backlog, end of period	112.0	84.9	112.0	84.9

The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2022	2021	2022	2021
Bookings, approximate sales value	$760	$1,070	$1,710	$2,040
Backlog, approximate sales value	$3,530	$2,070	$3,530	$2,070

Second Quarter of 2022 Compared with Second Quarter of 2021

The following table identifies the components of change in revenues for the second quarter of 2022 compared with the second quarter of 2021:

Revenues
2021	$765.6
Increase (decrease) in 2022 from:
Price	59.9
Unit volume and product mix	54.2
Parts	19.9
Other	12.5
Bolzoni revenues	1.6
Eliminations	1.1
Foreign currency	(19.4)
2022	$895.4

Revenues increased 17.0% to $895.4 million in the second quarter of 2022 from $765.6 million in the second quarter of 2021. The increase was primarily due to improved pricing, mainly in the Americas, and higher unit and parts volumes in the Americas and EMEA. The improvement in revenue was partially offset by unfavorable currency movements from the translation of sales into U.S. dollars.

America's revenues increased in the second quarter of 2022 compared with the second quarter of 2021, primarily from improved pricing, higher unit volumes and favorable aftermarket sales, including part sales.

EMEA's revenues increased in the second quarter of 2022 compared with the second quarter of 2021 due to improved unit and parts volume and favorable pricing. These improvements were partially offset by unfavorable foreign currency movements of $22.1 million from the translation of sales into U.S. dollars.

JAPIC's revenues in the second quarter of 2022 were comparable with the second quarter of 2021, primarily as a result of lower unit and parts volumes, partially offset by improved pricing.

Bolzoni's revenues increased in the second quarter of 2022 compared with the second quarter of 2021 mainly due to improved pricing, partially offset by unfavorable foreign currency movements of $5.2 million from the translation of sales into U.S. dollars.

The following table identifies the components of change in operating profit (loss) for the second quarter of 2022 compared with the second quarter of 2021:

Operating Profit (Loss)
2021	$5.9
Increase (decrease) in 2022 from:
Lift truck gross profit	(21.3)
Lift truck selling, general and administrative expenses	(5.2)
Bolzoni operations	3.8
Nuvera operations	1.1
2022	$(15.7)

The Company recognized an operating loss of $15.7 million in the second quarter of 2022 compared with operating profit of $5.9 million in the second quarter of 2021. The change in operating profit (loss) was primarily the result of lower gross profit and unfavorable selling, general and administrative expenses in the lift truck business. The decrease in gross profit was mainly due to significant material and freight cost inflation as well as manufacturing inefficiencies due to supply chain and logistics constraints totaling $85.9 million, primarily in the Americas and EMEA. In addition, unfavorable foreign currency exchange rates and the absence of $6.3 million for social contribution taxes previously imposed on material purchases in Brazil recorded in 2021 contributed to the lower gross profit. These changes more than offset the favorable impact of improved pricing of $59.9 million and higher unit and parts volumes.

The Americas recognized an operating profit of $3.1 million in the second quarter of 2022 compared with operating profit of $13.6 million in the second quarter of 2021 due to an increase in selling, general and administrative expenses and a decrease in gross profit. Selling, general and administrative expenses increased mainly as result of increased employee-related expenses in the second quarter of 2022 compared with the second quarter of 2021, including $4.7 million of incentive compensation. Gross profit declined primarily due to material cost inflation of $43.0 million and higher manufacturing costs of $14.2 million resulting from inefficiencies associated with component shortages. The decrease in gross profit was partly offset by improved pricing of $50.5 million and improved parts and units volume.

EMEA recognized an operating loss of $10.8 million in the second quarter of 2022 compared with operating profit of $3.7 million in the second quarter of 2021. Gross profit decreased primarily from increases in material and freight costs and higher manufacturing costs resulting from inefficiencies associated with component shortages and unfavorable foreign currency exchange rates. These decreases more than offset the favorable impact of improved pricing and higher unit and parts volumes.

JAPIC's operating loss increased to $4.0 million in the second quarter of 2022 compared with $1.9 million in the second quarter of 2021, primarily due to lower gross profit from an unfavorable mix of sales of lower margin trucks, material cost inflation and unfavorable manufacturing variances. The decrease was partially offset by improved pricing.

Bolzoni's operating profit increased to $3.4 million in the second quarter of 2022 from a $0.4 million operating loss in the second quarter of 2021, mainly due to improved gross profit from higher volume and pricing, partially offset by material cost inflation and unfavorable foreign currency exchange rates.

Nuvera's operating loss decreased to $7.9 million in the second quarter of 2022 compared with $9.0 million in the second quarter of 2021 as result of improved margin from lower production costs in 2022.

The Company recognized a net loss attributable to stockholders of $19.4 million in the second quarter of 2022 compared with net income attributable to stockholders of $1.9 million in the second quarter of 2021. The decrease was primarily the result of the factors affecting operating profit, higher interest expense and lower pension income.

First Six Months of 2022 Compared with First Six Months of 2021

The following table identifies the components of change in revenues for the first six months of 2022 compared with the first six months of 2021:

Revenues
2021	$1,497.8
Increase (decrease) in 2022 from:
Price	103.8
Unit volume and product mix	78.3
Parts	41.8
Other	24.8
Bolzoni revenues	17.2
Nuvera revenues	0.6
Foreign currency	(33.4)
Eliminations	(7.9)
2022	$1,723.0

Revenues increased 15.0% to $1,723.0 million in the first six months of 2022 from $1,497.8 million in the first six months of 2021. The increase was primarily due to improved pricing in the Americas and higher unit and parts volume in the Americas, EMEA and Bolzoni. The improvement in revenue was partially offset by unfavorable currency movements from the translation of sales into U.S. dollars.

America's revenues increased in the first six months of 2022 compared with the first six months of 2021, primarily from improved pricing of lift trucks, higher unit volumes and favorable aftermarket sales, including part sales.

EMEA's revenues increased mainly due to improved unit and parts volume and favorable pricing. These improvements were partially offset by unfavorable foreign currency movements of $35.5 million from the translation of sales into U.S. dollars.

JAPIC's revenues decreased primarily as a result of lower unit and part volumes and unfavorable foreign currency movements of $1.8 million, partially offset by improved pricing.

Bolzoni's revenues increased mainly due to improved pricing and higher volumes, partially offset by unfavorable foreign currency movements of $8.2 million from the translation of sales into U.S. dollars in the first six months of 2022 compared with the first six months of 2021.

The following table identifies the components of change in operating profit for the first six months of 2022 compared with the first six months of 2021:

Operating Profit (Loss)
2021	$9.0
Increase (decrease) in 2022 from:
Lift truck gross profit	(42.3)
Lift truck selling, general and administrative expenses	(8.6)
Bolzoni operations	5.1
Nuvera operations	2.8
2022	$(34.0)

The Company recognized an operating loss of $34.0 million in the first six months of 2022 compared with an operating profit of $9.0 million in the first six months of 2021. The decrease in operating profit was primarily due to lower gross profit in the lift truck business. Gross profit declined mainly due to material cost inflation of $119.3 million, higher manufacturing costs resulting from inefficiencies associated with component shortages, a shift in sales to lower-margin lift trucks and unfavorable foreign currency movements of $16.9 million. The decrease in gross profit was partially offset by favorable pricing of $103.8 million and improved unit and parts volume in the Americas and EMEA.

Operating profit in the Americas decreased to $7.5 million in the first six months of 2022 compared with $28.2 million in the first six months of 2021 as a result of a decrease in gross profit and higher operating expenses. Gross profit declined mainly due to material cost inflation of $83.5 million, higher manufacturing costs resulting from inefficiencies associated with component shortages of $27.8 million, a shift in mix to lower-margin products, unfavorable foreign currency movements of $9.9 million and the absence of $6.3 million for social contribution taxes previously imposed on material purchases in Brazil in the first six months of 2021. The decrease in gross profit was partially offset by favorable pricing of $91.3 million and improved parts and unit volumes. The increase in selling, general and administrative expenses primarily resulted from higher employee-related expenses, including $4.7 million of incentive compensation.

EMEA recognized an operating loss of $22.2 million in the first six months of 2022 compared with an operating profit of $3.8 million in the first six months of 2021 mainly as a result of lower gross profit. Gross profit decreased due to material cost inflation of $32.6 million, unfavorable foreign currency movements of $6.4 million and higher manufacturing costs resulting from inefficiencies associated with component shortages. The decrease in gross profit was partially offset by improved unit and parts volumes and improved pricing.

JAPIC's operating loss increased to $7.7 million in the first six months of 2022 from $4.4 million in the first six months of 2021, primarily due to lower gross profit from material cost inflation, manufacturing inefficiencies and a shift in mix to lower-margin products, partially offset by improved pricing.

Bolzoni's operating profit increased to $5.5 million in the first six months of 2022 compared with $0.4 million in the first six months of 2021 due to improved gross profit from improved pricing, partially offset by material cost inflation and unfavorable foreign currency exchange rates.

Nuvera's operating loss improved to $16.0 million in the first six months of 2022 compared with $18.8 million in the first six months of 2021 as result of improved margin from lower production costs in 2022.

The Company recognized a net loss attributable to stockholders of $44.4 million in the first six months of 2022 compared with net income attributable to stockholders of $7.5 million in the first six months of 2021. The decrease was primarily the result of the factors affecting operating profit, the absence of a $4.6 million gain related to the sale of the Company's preferred shares of OneH2, Inc. in the first six months of 2021, higher interest expense, lower pension expense and unfavorable mark-to-market adjustments on an equity investment in a third party.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2022	2021	Change
Operating activities:
Net income (loss)	$(42.9)	$8.4	$(51.3)
Depreciation and amortization	22.1	23.3	(1.2)
Dividends from unconsolidated affiliates	15.6	5.5	10.1
Working capital changes
Accounts receivable	(100.4)	(56.7)	(43.7)
Inventories	(32.5)	(172.4)	139.9
Accounts payable and other liabilities	153.9	120.0	33.9
Other current assets	(7.1)	(12.8)	5.7
Other operating activities	(8.5)	(16.0)	7.5
Net cash provided by (used for) operating activities	0.2	(100.7)	100.9
Investing activities:
Expenditures for property, plant and equipment	(15.3)	(18.1)	2.8
Proceeds from the sale of assets and investment	0.8	18.9	(18.1)
Purchase of noncontrolling interest	(8.4)	—	(8.4)
Net cash provided by (used for) investing activities	(22.9)	0.8	(23.7)
Cash flow before financing activities	$(22.7)	$(99.9)	$77.2
Net cash provided by (used for) operating activities changed $100.9 million in the first six months of 2022 compared with the first six months of 2021, primarily as a result of changes in working capital items and net income (loss). The changes in working capital were mainly due to a smaller increase in inventory levels and an increase in other liabilities primarily from down payments for customer orders, partially offset by lower payments of accounts payable and higher accounts receivable from increased revenues in the first six months of 2022 compared with the first six months of 2021.

The change in net cash provided by (used for) investing activities during the first six months of 2022 compared with the first six months of 2021 was due to the current year's installment purchase of Maximal's noncontrolling interest in 2022 and the absence of the proceeds from the sale of preferred shares of OneH2 in 2021.

	2022	2021	Change
Financing activities:
Net increase of long-term debt and revolving credit agreements	$44.6	$56.0	$(11.4)
Cash dividends paid	(10.9)	(10.7)	(0.2)
Financing fees paid	—	(7.6)	7.6
Other	(0.2)	(0.2)	—
Net cash provided by financing activities	$33.5	$37.5	$(4.0)

Net cash provided by financing activities decreased to $33.5 million in the first six months of 2022 compared with $37.5 million in the first six months of 2021. The decrease was primarily due to a lower increase in borrowings during the first six months of 2022 versus the first six months of 2021, partially offset by the absence of financing fees paid in 2021.

Financing Activities

The Company has a $300.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in June 2026. There were $165.7 million of borrowings outstanding under the Facility at June 30, 2022. The availability under the Facility at June 30, 2022 was $130.0 million, which reflects reductions of $4.3 million for letters of credit and other restrictions. As of June 30, 2022, the Facility consisted of a U.S. revolving credit facility of $210.0 million and a non-U.S. revolving credit facility of $90.0 million. The Facility can be increased up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders. The obligations under the Facility are generally secured by a first priority lien on working capital assets of the borrowers in the Facility, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property. The approximate book value of assets held as collateral under the Facility was $1.1 billion as of June 30, 2022.

Borrowings under the Facility bear interest at a floating rate, which can be a base rate, LIBOR or EURIBOR, as defined in the Facility, plus an applicable margin. The applicable margins are based on the total excess availability, as defined in the Facility, and range from 0.25% to 0.75% for U.S. base rate loans and 1.25% to 1.75% for LIBOR, EURIBOR and non-U.S. base rate loans. The applicable margins, as of June 30, 2022, for U.S. base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margin, as of June 30, 2022, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable interest rates for borrowings outstanding under the Facility on June 30, 2022 was 5.25% and 1.50% for the U.S. and foreign base rate loans, respectively. The applicable interest rates for borrowings for the U.S. LIBOR loans ranged from 2.56% to 3.10% at June 30, 2022. The Facility also required the payment of a fee of 0.25% per annum on the unused commitments as of June 30, 2022.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At June 30, 2022, the Company was in compliance with the covenants in the Facility.

The Company also has a $225.0 million term loan (the "Term Loan"), which matures in May 2028. The Term Loan requires quarterly principal payments on the last day of each March, June, September and December in an amount equal to $562,500 and the final principal repayment is due in May 2028. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At June 30, 2022, there was $222.8 million of principal outstanding under the Term Loan which has been reduced in the unaudited condensed consolidated balance sheet by $4.4 million for discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, U.S. material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on U.S. working capital assets of certain borrowers of the Facility, which includes, but is not limited to cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Term Loan was $770 million as of June 30, 2022.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin, as provided in the Term Loan, is 2.50% for base rate loans and 3.50% for Eurodollar loans. In addition, the Term Loan includes a Eurodollar rate floor of 0.50%. The interest rate on the amount outstanding under the Term Loan at June 30, 2022 was 5.17%. In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make up to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. At June 30, 2022, the Company was in compliance with the covenants in the Term Loan.

The Company had other debt outstanding, excluding finance leases, of approximately $165.3 million at June 30, 2022. In addition to the excess availability under the Facility of $130.0 million, the Company had remaining availability of $26.4 million related to other non-U.S. revolving credit agreements.

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

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Six Months Ended June 30, 2022	Planned for Remainder of 2022	Planned 2022 Total	Actual 2021
Lift truck business	$11.5	$12.4	$23.9	$30.6
Bolzoni	3.0	2.7	5.7	10.4
Nuvera	0.8	3.0	3.8	3.3
	$15.3	$18.1	$33.4	$44.3

Planned expenditures for the remainder of 2022 are primarily for product development, improvements at manufacturing locations and manufacturing equipment and improvements to information technology infrastructure. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	JUNE 30 2022	DECEMBER 31 2021	Change
Cash and cash equivalents	$75.6	$65.5	$10.1
Other net tangible assets	630.5	728.7	(98.2)
Intangible assets	45.8	50.7	(4.9)
Goodwill	52.1	56.5	(4.4)
Net assets	804.0	901.4	(97.4)
Total debt	(580.6)	(518.5)	(62.1)
Total temporary and permanent equity	$223.4	$382.9	$(159.5)
Debt to total capitalization	72%	58%	14%

OUTLOOK AND STRATEGIC PERSPECTIVE

Consolidated Outlook

Given the continued component shortages due to supply chain constraints and the consequent reduction in production plans, significant material and freight cost inflation, and, more recently, the impact of the COVID-19 lockdowns in China and the Russia/Ukraine conflict, as well as continued losses at Nuvera, the Company, on a consolidated basis, expects a larger net loss in the third quarter of 2022 than previously projected, but a return to net income in the fourth quarter of 2022. However, the fourth quarter net income is not expected to offset the losses generated in the first nine months. Generally, results in the second half of 2022 are expected to be lower than anticipated when the 2022 first quarter earnings release was issued, mainly due to adjustments made to the Company's production schedule as a result of continued supply chain constraints. These expectations are based on the anticipated reasonable resolution of component shortages and relative stabilization of material and freight costs.

The Company is managing 2022 capital expenditures, operating expenses and its production plans in a manner designed to protect liquidity. Capital expenditures are expected to be approximately $33 million in 2022. The Company has implemented a program of strict controls over operating expenses to reduce cash outflow, including delays in the timing of certain strategic program investments. While the Company expects over time to make these capital expenditures and investments in the business, maintaining liquidity will continue to be a priority. During 2021 and the first half of 2022, the Company's ability to build and ship trucks was significantly constrained by parts shortages of certain critical components while the remaining components needed to build trucks were received and added to inventory, causing inventory levels to increase substantially. In this context, the Company expects to reduce inventory significantly in the second half of 2022 by using current inventory to build trucks, for which production has been significantly delayed due to critical parts shortages, and to receive components as they are needed for production.

At June 30, 2022, the Company's cash on hand was $75.6 million and debt was $580.6 million compared with cash on hand of $65.1 million and debt of $479.0 million at March 31, 2022, and cash on hand of $65.5 million and debt of $518.5 million at December 31, 2021. As of June 30, 2022, the Company had unused borrowing capacity of approximately $156 million under the Company's revolving credit facilities compared with $218 million at March 31, 2022.

Lift Truck Strategic Perspective

Over the remainder of 2022, the Company expects the global lift truck market to continue to decline from the historical highs of 2021, but remain above pre-pandemic levels. As a result of this market outlook and the Company accepting only orders with expected sound margins, the Lift Truck business is anticipating a substantial decrease in bookings during the second half of 2022 compared with the second half of 2021, particularly in the Americas.

During 2021, the Company experienced production and shipment levels which were substantially lower than its objectives due to supply chain logistics constraints and component shortages. Some moderation in the number of suppliers with shortages occurred in the first half of 2022, but shortages are anticipated to continue throughout 2022, and possibly continue to escalate in light of the China lockdowns and Russia/Ukraine conflict. As a result, planned production schedules for the second half of 2022 and in 2023 have been reduced from what was expected at the time of last quarter's earnings release. Nevertheless, full-year shipments are currently expected to increase in 2022 over 2021, despite the normal third quarter plant shutdowns, given the Company's robust backlog and actions put in place to mitigate the impact of the supply chain constraints and shortages, with the expectation that supplies of products or commodities are not constrained further. The Company is hopeful that availability will improve and that consequently production can increase over current 2022 and 2023 production schedules.

As a result of the Russia/Ukraine conflict, material costs continued to increase in the second quarter of 2022. However, recent signs have indicated some relief from additional material and freight cost inflation in the second half of 2022. In light of cost inflation in 2021 and what is expected over 2022, the Lift Truck business implemented several price increases in 2021 and in the first half of 2022, but many of the orders in the backlog slotted for production in the third and fourth quarters do not reflect the full effect of all these price increases. On the other hand, new bookings are being made at close to target margins based on expected future costs at the time of expected production. Further, the renewal of tariff exclusions is expected to partly offset the anticipated higher material cost inflation in the backlog over the remainder of 2022. Due to the lag between when unit price increases go into effect and when revenue is realized as the units are shipped, as the Lift Truck segment works through its low-margin backlog in the second half of 2022 and early 2023, margins are expected to improve, specifically in the fourth quarter, when the higher-margin, already-booked trucks are expected to be produced and shipped. In the meantime, the Company expects to continue to work aggressively to manage component availability in order to increase production rates and continue to adjust prices as costs change. As a result of these factors, the Lift Truck business expects a significantly lower operating loss in the second half of the year than in the first half, mainly driven by strong operating profit in the fourth quarter of 2022 in the Americas segment.

From a broader perspective, the Lift Truck business has three core strategies that are expected to have a transformational impact on the Company’s competitiveness, market position and economic performance as it emerges from the current period of mismatch of costs and pricing. The first is to provide the lowest cost of ownership while enhancing customer productivity. The primary focus of this strategic initiative is the new modular and scalable product projects, which are expected to lay the groundwork for enhanced market position by providing lower cost of ownership and enhanced productivity for the Company’s customers, including low-intensity applications. Additional to this are key projects geared toward electrification of trucks for applications now dominated by internal-combustion engine trucks, automation product options and providing telemetry and operator assist systems. The second core strategy is to be the leader in the delivery of industry- and customer-focused solutions. The primary focus for this strategic initiative is transforming the Company's sales approach by using an industry-focused approach to meet its customers' needs. The third core strategy is to be the leader in independent distribution. The main focus of this strategic initiative is on enhancing dealer and major account coverage, dealer excellence and ensuring outstanding dealer ownership globally.

As a result of these core strategies, the increased shipment volume potential of the current backlog and expected bookings in the remainder of 2022, enhanced prices and the renewal of tariff exclusions, the Lift Truck business expects to move from the significant operating loss in the first half of 2022 to operating profit in the fourth quarter. However, as a result of manufacturing inefficiencies expected in the third quarter due to the normal seasonal plant shutdowns and reductions in production volumes due to continued supply chain constraints, as well as unfavorable currency effects, the Company expects a significant operating loss at the Lift Truck business in the third quarter that is higher than the operating loss in the prior year third quarter, and an increase to a substantial operating profit in the fourth quarter that is lower than was anticipated at the time of the 2022 first quarter earnings release. Over the second half of 2022, the Company is projecting the stabilization of product and transportation costs and continued improvement in component and logistics availability, although this could change if the availability of commodities and/or components continues to be seriously affected by various market forces, including an economic recession, the lockdowns in China and the ongoing Russia/Ukraine conflict. The Company is also anticipating the continued introduction of additional modular and scalable product families and the continued implementation of cost-savings initiatives over this period and in the longer term. Overall, as the Company's strategic programs mature, as costs and prices come in line over 2022 and 2023, and as production volumes increase, the Lift Truck business is expected to have an increase to a substantial operating profit in the fourth quarter of 2022 and in 2023. However, results for the remainder of 2022 and in 2023 are expected to be lower than projected in the 2022 first quarter earnings release due to lower productions levels than previously anticipated.

Bolzoni Strategic Perspective

As a result of lower sales and inefficiencies expected from the normal third-quarter seasonal plant shutdowns, reduced demand for legacy components for the Lift Truck business and additional material inflation caused by the Russia/Ukraine conflict, Bolzoni expects near break-even results in the third quarter of 2022. Bolzoni expects a return to profitability in the fourth quarter of 2022 as component shortages moderate, efficiencies return and benefits are realized from pricing actions. Bolzoni expects solid operating profit in the second half of 2022 compared with an operating loss in the second half of 2021. However, operating profit in the second half of 2022 is expected to be significantly lower than in the first half of 2022.

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

Nuvera Strategic Perspective

Nuvera continues to focus on applying its strategy of placing 45kW and 60kW engines in niche, heavy-duty vehicle applications with expected significant fuel cell adoption potential. During the remainder of 2022, Nuvera expects to continue to focus on ramping up demonstrations, quotes and bookings of these products. In addition, Nuvera is developing a new 125kW engine and continues to focus on applications in the forklift truck market. Excluding the impact of the inventory valuation and fixed asset impairment charges taken in 2021, the Company expects moderately reduced losses at Nuvera in 2022 as a result of enhanced fuel cell shipments, although losses in the second half of 2022 are expected to be higher than in the first half as a result of higher operating expenses.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) delays in delivery and other supply chain disruptions, or increases in costs as a result of inflation or otherwise, including materials and transportation costs and shortages, the imposition of tariffs, or the renewal of tariff exclusions, on raw materials or sourced products, and labor, or changes in or unavailability of quality suppliers or transporters, including the impacts of the foregoing risks on the Company's liquidity, (2) any preventive or protective actions taken by governmental authorities related to the COVID-19 pandemic, and any unfavorable effects of the COVID-19 pandemic on either the Company's or its suppliers plants' capabilities to produce and ship products, (3) delays in manufacturing and delivery schedules, (4) customer acceptance of pricing, (5) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, as well as armed conflicts, including the Russia/Ukraine conflict, and their regional effects, (6) the ability of the Company and its dealers, suppliers and end-users to access credit in the current economic environment, or obtain financing at reasonable rates, or at all, as a result of interest rate volatility and current economic and market conditions, (7) impairment charges or charges due to valuation allowances, (8) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, including any reduction in demand as a result of an economic recession, (9) exchange rate fluctuations, interest rate volatility and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (10) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (11) the successful commercialization of Nuvera's technology, (12) the political and economic uncertainties in the countries where the Company does business, as well as the effects of any withdrawals from such countries, (13) bankruptcy of or loss of major dealers, retail customers or suppliers, (14) customer acceptance of, changes in the costs of, or delays in the development of new products, (15) introduction of new products by, more favorable product pricing offered by or shorter lead times available through competitors, (16) product liability or other litigation, warranty claims or returns of products, and (17) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation.

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

Changes in internal control over financial reporting: During the second quarter of 2022, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None
Item 1A     Risk Factors
There have been no material changes from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 in the Section entitled "Risk Factors."
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
    None
Item 3    Defaults Upon Senior Securities
    None
Item 4    Mine Safety Disclosures
    Not applicable
Item 5    Other Information
    None
Item 6    Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number*	Description of Exhibits

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101
* Numbered in accordance with Item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.

Date:	August 2, 2022	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)