Form 10-Q
period 2022-09-30
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2022-11-01
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at October 28, 2022: 13,146,890
Number of shares of Class B Common Stock outstanding at October 28, 2022: 3,791,625

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2022	DECEMBER 31 2021
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$68.6	$65.5
Accounts receivable, net	460.1	457.4
Inventories, net	779.0	781.0
Prepaid expenses and other	67.9	46.1
Total Current Assets	1,375.6	1,350.0
Property, Plant and Equipment, Net	302.1	330.5
Intangible Assets, Net	43.1	50.7
Goodwill	49.0	56.5
Deferred Income Taxes	4.8	3.7
Investments in Unconsolidated Affiliates	55.5	71.7
Other Non-current Assets	102.7	107.0
Total Assets	$1,932.8	$1,970.1
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$533.4	$517.0
Accounts payable, affiliates	19.5	24.4
Revolving credit facilities	131.5	165.3
Short-term debt and current maturities of long-term debt	140.9	91.5
Accrued payroll	50.7	57.1
Deferred revenue	153.3	49.7
Other current liabilities	278.1	199.6
Total Current Liabilities	1,307.4	1,104.6
Long-term Debt	272.6	261.7
Self-insurance Liabilities	32.3	33.5
Pension Obligations	7.9	6.2
Deferred Income Taxes	10.6	12.7
Other Long-term Liabilities	166.8	168.5
Total Liabilities	1,797.6	1,587.2
Temporary Equity
Redeemable Noncontrolling Interest	13.7	—
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 13,136,891 shares outstanding (2021 - 12,994,106 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,791,944 shares outstanding (2021 - 3,832,794 shares outstanding)	0.1	0.1
Capital in excess of par value	295.0	315.1
Treasury stock	—	(4.5)
Retained earnings	150.5	248.6
Accumulated other comprehensive loss	(331.7)	(202.3)
Total Stockholders' Equity	114.0	357.1
Noncontrolling Interests	7.5	25.8
Total Permanent Equity	121.5	382.9
Total Liabilities and Equity	$1,932.8	$1,970.1

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2022	2021	2022	2021
	(In millions, except per share data)
Revenues	$840.1	$748.2	$2,563.1	$2,246.0
Cost of sales	753.2	683.1	2,275.9	1,946.1
Gross Profit	86.9	65.1	287.2	299.9
Operating Expenses
Selling, general and administrative expenses	111.8	119.4	346.1	345.2
Operating Loss	(24.9)	(54.3)	(58.9)	(45.3)
Other (income) expense
Interest expense	7.7	4.1	18.9	10.7
Income from unconsolidated affiliates	(2.6)	(2.6)	(9.6)	(8.2)
Other, net	2.4	0.5	7.3	0.1
	7.5	2.0	16.6	2.6
Loss Before Income Taxes	(32.4)	(56.3)	(75.5)	(47.9)
Income tax expense	4.2	20.5	4.0	20.5
Net Loss	(36.6)	(76.8)	(79.5)	(68.4)
Net income attributable to noncontrolling interests	(0.1)	(0.4)	(1.6)	(1.3)
Net income attributable to redeemable noncontrolling interests	(0.3)	—	(0.3)	—
Accrued dividend to redeemable noncontrolling interests	(0.3)	—	(0.3)	—
Net Loss Attributable to Stockholders	$(37.3)	$(77.2)	$(81.7)	$(69.7)

Basic Loss per Share	$(2.20)	$(4.59)	$(4.84)	$(4.15)
Diluted Loss per Share	$(2.20)	$(4.59)	$(4.84)	$(4.15)

Dividends per Share	$0.3225	$0.3225	$0.9675	$0.9625

Basic Weighted Average Shares Outstanding	16.920	16.820	16.890	16.815
Diluted Weighted Average Shares Outstanding	16.920	16.820	16.890	16.815

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2022	2021	2022	2021
	(In millions)
Net Loss	$(36.6)	$(76.8)	$(79.5)	$(68.4)
Other comprehensive income (loss)
Foreign currency translation adjustment	(30.2)	(14.6)	(75.1)	(27.4)
Current period cash flow hedging activity	(26.1)	(18.8)	(73.8)	(28.1)
Reclassification of hedging activities into earnings	12.8	(2.9)	20.2	(5.2)
Current period pension adjustment	(4.2)	(1.4)	(4.2)	(1.4)
Reclassification of pension into earnings	1.1	1.5	3.5	3.7
Comprehensive Income (Loss)	$(83.2)	$(113.0)	$(208.9)	$(126.8)
Net income attributable to noncontrolling interests	(0.1)	(0.4)	(1.6)	(1.3)
Net income attributable to redeemable noncontrolling interests	(0.3)	—	(0.3)	—
Accrued dividend to redeemable noncontrolling interests	(0.3)	—	(0.3)	—
Foreign currency translation adjustment attributable to noncontrolling interests	0.5	1.1	2.0	1.2
Comprehensive Loss Attributable to Stockholders	$(83.4)	$(112.3)	$(209.1)	$(126.9)

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2022	2021
	(In millions)
Operating Activities
Net loss	$(79.5)	$(68.4)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	33.0	34.7
Amortization of deferred financing fees	1.0	2.7
Deferred income taxes	(2.1)	16.6
Gain on the sale of investment	—	(4.6)
Impairment charge	—	10.0
Stock-based compensation	3.7	3.5
Dividends from unconsolidated affiliates	15.6	5.5
Other non-current liabilities	(9.1)	(5.9)
Other	3.2	(14.3)
Working capital changes:
Accounts receivable	(41.3)	(70.6)
Inventories	(43.6)	(261.9)
Other current assets	(3.4)	(12.2)
Accounts payable	42.4	123.8
Other current liabilities	114.4	49.3
Net cash provided by (used for) operating activities	34.3	(191.8)
Investing Activities
Expenditures for property, plant and equipment	(19.7)	(29.5)
Proceeds from the sale of assets	0.9	3.7
Proceeds from the sale of investment	—	15.7
Purchase of noncontrolling interest	(8.4)	—
Net cash used for investing activities	(27.2)	(10.1)
Financing Activities
Additions to debt	106.2	100.8
Reductions of debt	(63.5)	(41.8)
Net change to revolving credit agreements	(28.0)	79.7
Cash dividends paid	(16.4)	(16.2)
Cash dividends paid to noncontrolling interest	(0.2)	(0.2)
Financing fees paid	—	(7.6)
Net cash provided by (used for) financing activities	(1.9)	114.7
Effect of exchange rate changes on cash	(2.1)	(2.8)
Cash and Cash Equivalents
Increase (decrease) for the period	3.1	(90.0)
Balance at the beginning of the period	65.5	151.4
Balance at the end of the period	$68.6	$61.4

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY AND PERMANENT EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, June 30, 2021	$—	$0.1	$0.1	$(5.2)	$315.5	$440.0	$(70.4)	$0.9	$(85.8)	$595.2	$34.8	$630.0
Stock-based compensation	—	—	—	—	(0.2)	—	—	—	—	(0.2)	—	(0.2)
Stock issued under stock compensation plans	—	—	—	0.3	(0.3)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(77.2)	—	—	—	(77.2)	0.4	(76.8)
Cash dividends	—	—	—	—	—	(5.5)	—	—	—	(5.5)	—	(5.5)
Current period other comprehensive loss	—	—	—	—	—	—	(14.6)	(18.8)	(1.4)	(34.8)	—	(34.8)
Reclassification adjustment to net loss	—	—	—	—	—	—	—	(2.9)	1.5	(1.4)	—	(1.4)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Balance, September 30, 2021	$—	$0.1	$0.1	$(4.9)	$315.0	$357.3	$(85.0)	$(20.8)	$(85.7)	$476.1	$34.1	$510.2

Balance, June 30, 2022	$15.9	$0.1	$0.1	$—	$291.2	$193.3	$(142.6)	$(72.3)	$(70.2)	$199.6	$7.9	$207.5
Stock-based compensation	—	—	—	—	1.1	—	—	—	—	1.1	—	1.1
Stock issued under stock compensation plans	—	—	—	—	(0.1)	—	—	—	—	(0.1)	—	(0.1)
Net income (loss)	0.3	—	—	—	—	(37.3)	—	—	—	(37.3)	0.1	(37.2)
Cash dividends	—	—	—	—	—	(5.5)	—	—	—	(5.5)	—	(5.5)
Accrued dividends	0.3	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive loss	—	—	—	—	—	—	(30.2)	(26.1)	(4.2)	(60.5)	—	(60.5)
Reclassification adjustment to net loss	—	—	—	—	—	—	—	12.8	1.1	13.9	—	13.9
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification from permanent equity to temporary equity	(2.8)	—	—	—	2.8	—	—	—	—	2.8	—	2.8
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Balance, September 30, 2022	$13.7	$0.1	$0.1	$—	$295.0	$150.5	$(172.8)	$(85.6)	$(73.3)	$114.0	$7.5	$121.5

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY AND PERMANENT EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, December 31, 2020	$—	$0.1	$0.1	$(6.0)	$312.6	$443.2	$(57.6)	$12.5	$(88.0)	$616.9	$34.2	$651.1
Stock-based compensation	—	—	—	—	3.5	—	—	—	—	3.5	—	3.5
Stock issued under stock compensation plans	—	—	—	1.1	(1.1)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(69.7)	—	—	—	(69.7)	1.3	(68.4)
Cash dividends	—	—	—	—	—	(16.2)	—	—	—	(16.2)	(0.2)	(16.4)
Current period other comprehensive loss	—	—	—	—	—	—	(27.4)	(28.1)	(1.4)	(56.9)	—	(56.9)
Reclassification adjustment to net loss	—	—	—	—	—	—	—	(5.2)	3.7	(1.5)	—	(1.5)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1.2)	(1.2)
Balance, September 30, 2021	$—	$0.1	$0.1	$(4.9)	$315.0	$357.3	$(85.0)	$(20.8)	$(85.7)	$476.1	$34.1	$510.2

Balance, December 31, 2021	$—	$0.1	$0.1	$(4.5)	$315.1	$248.6	$(97.7)	$(32.0)	$(72.6)	$357.1	$25.8	$382.9
Stock-based compensation	—	—	—	—	3.7	—	—	—	—	3.7	—	3.7
Stock issued under stock compensation plans	—	—	—	4.5	(4.5)	—	—	—	—	—	—	—
Net income (loss)	0.3	—	—	—	—	(81.7)	—	—	—	(81.7)	1.6	(80.1)
Cash dividends	—	—	—	—	—	(16.4)	—	—	—	(16.4)	(0.2)	(16.6)
Accrued dividends	0.3	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive loss	—	—	—	—	—	—	(75.1)	(73.8)	(4.2)	(153.1)	—	(153.1)
Reclassification adjustment to net loss	—	—	—	—	—	—	—	20.2	3.5	23.7	—	23.7
Purchase of noncontrolling interest	—	—	—	—	(12.8)	—	—	—	—	(12.8)	(11.1)	(23.9)
Reclassification from permanent equity to temporary equity	13.1	—	—	—	(6.5)	—	—	—	—	(6.5)	(6.6)	(13.1)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(2.0)	(2.0)
Balance, September 30, 2022	$13.7	$0.1	$0.1	$—	$295.0	$150.5	$(172.8)	$(85.6)	$(73.3)	$114.0	$7.5	$121.5

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2022 and the results of its operations and changes in equity for the three and nine months ended September 30, 2022 and 2021, and the results of its cash flows for the nine months ended September 30, 2022 and 2021 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the three and nine months ended September 30, 2022 and 2021.

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

	THREE MONTHS ENDED
	SEPTEMBER 30, 2022
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$288.7	$128.6	$57.1	$—	$—	$—	$474.4
Direct customer sales	104.0	1.8	—	—	—	—	105.8
Aftermarket sales	154.2	25.3	8.2	—	—	—	187.7
Other	24.4	3.7	0.2	82.2	1.2	(39.5)	72.2
Total Revenues	$571.3	$159.4	$65.5	$82.2	$1.2	$(39.5)	$840.1

	THREE MONTHS ENDED
	SEPTEMBER 30, 2021
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$229.6	$118.7	$48.4	$—	$—	$—	$396.7
Direct customer sales	111.6	3.2	—	—	—	—	114.8
Aftermarket sales	124.2	25.8	7.4	—	—	—	157.4
Other	28.9	5.7	0.3	90.0	0.2	(45.8)	79.3
Total Revenues	$494.3	$153.4	$56.1	$90.0	$0.2	$(45.8)	$748.2

	NINE MONTHS ENDED
	SEPTEMBER 30, 2022
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$880.2	$409.8	$159.9	$—	$—	$—	$1,449.9
Direct customer sales	323.4	11.2	—	—	—	—	334.6
Aftermarket sales	446.5	78.1	21.8	—	—	—	546.4
Other	75.5	14.8	0.4	263.7	2.1	(124.3)	232.2
Total Revenues	$1,725.6	$513.9	$182.1	$263.7	$2.1	$(124.3)	$2,563.1

	NINE MONTHS ENDED
	SEPTEMBER 30, 2021
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$668.3	$395.9	$157.6	$—	$—	$—	$1,221.8
Direct customer sales	329.8	6.6	—	—	—	—	336.4
Aftermarket sales	347.3	79.5	23.3	—	—	—	450.1
Other	87.7	17.2	0.7	254.3	0.5	(122.7)	237.7
Total Revenues	$1,433.1	$499.2	$181.6	$254.3	$0.5	$(122.7)	$2,246.0

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

Deferred Revenue
Balance, December 31, 2021	$76.2
Customer deposits and billings	141.1
Revenue recognized	(45.2)
Foreign currency effect	(0.4)
Balance, September 30, 2022	$171.7

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

Operating profit is the measure of segment profit or loss. Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2022	2021	2022	2021
Revenues from external customers
Americas	$571.3	$494.3	$1,725.6	$1,433.1
EMEA	159.4	153.4	513.9	499.2
JAPIC	65.5	56.1	182.1	181.6
Lift truck business	796.2	703.8	2,421.6	2,113.9
Bolzoni	82.2	90.0	263.7	254.3
Nuvera	1.2	0.2	2.1	0.5
Eliminations	(39.5)	(45.8)	(124.3)	(122.7)
Total	$840.1	$748.2	$2,563.1	$2,246.0
Operating profit (loss)
Americas	$0.9	$(16.9)	$8.4	$11.3
EMEA	(13.2)	(0.9)	(35.4)	2.9
JAPIC	(2.9)	(3.5)	(10.6)	(7.9)
Lift truck business	(15.2)	(21.3)	(37.6)	6.3
Bolzoni	(1.3)	—	4.2	0.4
Nuvera	(9.0)	(32.5)	(25.0)	(51.3)
Eliminations	0.6	(0.5)	(0.5)	(0.7)
Total	$(24.9)	$(54.3)	$(58.9)	$(45.3)

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

A reconciliation of the U.S. federal statutory rate to the reported income tax rate is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2022	2021	2022	2021
Loss before income taxes	$(32.4)	$(56.3)	$(75.5)	$(47.9)
Statutory taxes (21%)	$(6.8)	$(11.9)	$(15.9)	$(10.1)
Interim adjustment	(2.3)	(0.5)	(3.8)	—
Permanent adjustments:
Valuation allowance	12.6	16.5	28.5	17.0
Other	0.1	(2.5)	(0.1)	(3.1)
Discrete items	0.6	18.9	(4.7)	16.7
Income tax expense	$4.2	$20.5	$4.0	$20.5
Reported income tax rate	(13.0)%	(36.4)%	(5.3)%	(42.8)%

The Company's reported income tax rate differs from the U.S. federal statutory tax rate primarily as a result of recording additional valuation allowances and an interim adjustment resulting from pretax losses for which no tax benefit was recognized.

During the third quarter of 2021, the Company recognized a discrete tax charge of $21.9 million, primarily for the establishment of a valuation allowance against the beginning of the year balance of the Company’s U.S. deferred tax assets, excluding the portion of assets available to be carried back to the prior tax year. In 2021, the Company performed a review of its recent operations, including cumulative U.S. pretax losses, lack of available tax planning strategies and declining forecasts due to supply and logistics constraints, the Company concluded the evidence available no longer supported a more likely than not standard of realization for the Company’s U.S. deferred tax assets. Although the Company projected earnings over the longer term for its U.S. operations, due to its cumulative losses such longer-term forecasts are not sufficient evidence to support the future utilization of deferred tax assets. Additionally, $16.5 million of valuation allowance expense, primarily related to U.S. operations, was provided against deferred tax assets generated in the first nine months of 2021.

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

Note 6—Reclassifications from OCI

The following table summarizes reclassifications out of Accumulated Other Comprehensive Income ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

OCI Components	Amount Reclassified from OCI				Affected Line Item
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2022	2021	2022	2021
Gain (loss) on cash flow hedges:
Interest rate contracts	$0.1	$0.9	$1.8	$2.2	Interest expense
Foreign exchange contracts	(12.9)	1.3	(21.8)	2.8	Cost of sales
Total before tax	(12.8)	2.2	(20.0)	5.0	Loss before income taxes
Tax (expense) benefit	—	0.7	(0.2)	0.2	Income tax expense
Net of tax	$(12.8)	$2.9	$(20.2)	$5.2	Net loss
Amortization of defined benefit pension items:
Actuarial loss	$(1.1)	$(1.4)	$(3.5)	$(4.2)	Other, net
Total before tax	(1.1)	(1.4)	(3.5)	(4.2)	Loss before income taxes
Tax (expense) benefit	—	(0.1)	—	0.5	Income tax expense
Net of tax	$(1.1)	$(1.5)	$(3.5)	$(3.7)	Net loss
Total reclassifications for the period	$(13.9)	$1.4	$(23.7)	$1.5

Note 7—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding finance leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At September 30, 2022, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $495.1 million and $515.1 million, respectively. At December 31, 2021, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $486.4 million and $490.3 million, respectively.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $1.0 billion at September 30, 2022, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, Mexican pesos, British pounds, Swedish kroner and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $1.1 billion at December 31, 2021, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, British pounds, Mexican pesos, Swedish kroner and Australian dollars. The fair value of these contracts approximated a net liability of $97.4 million and $26.7 million at September 30, 2022 and December 31, 2021, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2022, $56.8 million of the amount of net deferred loss included in OCI at September 30, 2022 is expected to be reclassified as expense into the unaudited condensed consolidated statements of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on its $225.0 million term loan borrowings. In addition, the Company holds certain contracts that hedge interest payments on Bolzoni's debt.

The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at September 30, 2022 and December 31, 2021:

Notional Amount		Average Fixed Rate
SEPTEMBER 30	DECEMBER 31	SEPTEMBER 30	DECEMBER 31
2022	2021	2022	2021	Term at September 30, 2022
$180.0	$180.0	1.68%	1.68%	Extending to May 2027
$20.5	$16.0	0.18%	(0.14)%	Extending to May 2027

The fair value of all interest rate swap agreements was a net asset of $17.0 million and a net liability $3.2 million at September 30, 2022 and December 31, 2021, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2022, $4.4 million of the amount included in OCI as net deferred gain is expected to be reclassified as income in the unaudited condensed consolidated statements of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	SEPTEMBER 30 2022	DECEMBER 31 2021	Balance Sheet Location	SEPTEMBER 30 2022	DECEMBER 31 2021
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$4.9	$—	Prepaid expenses and other	$—	$—
	Other current liabilities	—	0.3	Other current liabilities	—	2.2
Long-term	Other non-current assets	12.1	0.1	Other non-current assets	—	0.1
	Other long-term liabilities	—	0.6	Other long-term liabilities	—	1.9
			—
Foreign currency exchange contracts
Current	Other current liabilities	3.3	3.6	Other current liabilities	59.2	17.0
Long-term	Other long-term liabilities	1.1	1.0	Other long-term liabilities	39.5	13.2
Total derivatives designated as hedging instruments		$21.4	$5.6		$98.7	$34.4
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.7	—	Prepaid expenses and other	0.1	—
	Other current liabilities	3.2	1.1	Other current liabilities	6.9	2.2
Total derivatives not designated as hedging instruments		$3.9	$1.1		$7.0	$2.2
Total derivatives		$25.3	$6.7		$105.7	$36.6

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of September 30, 2022				Derivative Liabilities as of September 30, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$17.0	$—	$17.0	$17.0	$—	$—	$—	$—
Foreign currency exchange contracts	0.6	(0.6)	—	—	98.0	(0.6)	97.4	97.4
Total derivatives	$17.6	$(0.6)	$17.0	$17.0	$98.0	$(0.6)	$97.4	$97.4

	Derivative Assets as of December 31, 2021				Derivative Liabilities as of December 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$—	$—	$—	$—	$3.2	$—	$3.2	$3.2
Foreign currency exchange contracts	—	—	—	—	26.7	—	26.7	26.7
Total derivatives	$—	$—	$—	$—	$29.9	$—	$29.9	$29.9

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS ENDED		NINE MONTHS ENDED			THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30					SEPTEMBER 30
Derivatives Designated as Hedging Instruments	2022	2021	2022	2021		2022	2021	2022	2021
Cash Flow Hedges
Interest rate swap agreements	$7.6	$2.1	$23.1	$2.8	Interest expense	$0.1	$0.9	$1.8	$2.2
Foreign currency exchange contracts	(33.6)	(16.8)	(96.9)	(31.1)	Cost of sales	(12.9)	1.3	(21.8)	2.8
Total	$(26.0)	$(14.7)	$(73.8)	$(28.3)		$(12.8)	$2.2	$(20.0)	$5.0

Derivatives Not Designated as Hedging Instruments					Location of Gain or (Loss) Recognized in Income on Derivative	2022	2021	2022	2021
Cash Flow Hedges
Foreign currency exchange contracts					Cost of sales	$(8.3)	$(2.7)	$(26.4)	$(8.9)
Total						$(8.3)	$(2.7)	$(26.4)	$(8.9)

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

During the third quarter of 2022, the Company recognized a settlement loss of $1.5 million resulting from lump-sum distributions exceeding the total projected interest cost for the plan year for its U.S. pension plan. The Company remeasured the plan as of September 30, 2022 using a discount rate of 5.52% compared to the December 31, 2021 discount rate of 2.58%. As a result of the remeasurement, the funded status of the plan decreased by $4.3 million and accumulated other comprehensive income increased by $4.2 million ($4.2 million net of tax).

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

The Company presents the components of net benefit cost, other than service cost, in other (income) expense in the unaudited condensed consolidated statements of operations for its pension plans. Service cost for the Company's pension plan is reported in operating profit. The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2022	2021	2022	2021
U.S. Pension
Interest cost	$0.4	$0.4	$1.2	$1.1
Expected return on plan assets	(0.9)	(1.1)	(2.7)	(3.4)
Settlement loss	1.5	0.8	1.5	0.8
Amortization of actuarial loss	0.5	0.6	1.4	1.6
Total	$1.5	$0.7	$1.4	$0.1
Non-U.S. Pension
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.8	0.6	2.4	1.9
Expected return on plan assets	(1.8)	(2.7)	(5.7)	(8.0)
Amortization of actuarial loss	0.6	0.8	2.1	2.6
Total	$(0.3)	$(1.2)	$(1.0)	$(3.3)

Note 9—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2022	DECEMBER 31 2021
Finished goods and service parts	$349.0	$321.6
Work in process	35.0	32.9
Raw materials	493.9	509.9
Total manufactured inventories	877.9	864.4
LIFO reserve	(98.9)	(83.4)
Total inventory	$779.0	$781.0

Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At September 30, 2022 and December 31, 2021, 51%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, for the lift truck business in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2022
Balance at December 31, 2021	$64.7
Current year warranty expense	22.3
Change in estimate related to pre-existing warranties	(4.5)
Payments made	(19.8)
Foreign currency effect	(2.0)
Balance at September 30, 2022	$60.7

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

Note 12—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at September 30, 2022 and December 31, 2021 were $125.2 million and $106.8 million, respectively. As of September 30, 2022, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at September 30, 2022 was approximately $187.6 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of September 30, 2022, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $23.7 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $10.9 million as of September 30, 2022. The $23.7 million is included in the $125.2 million of total amounts subject to recourse or repurchase obligations at September 30, 2022.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At September 30, 2022, approximately $104.2 million of the Company's total recourse or repurchase obligations of $125.2 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At September 30, 2022, loans from WF to HYGFS totaled $1.1 billion. Although the Company’s contractual guarantee was $229.1 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $104.2 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $210.8 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $276.3 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

The following table includes the exposure amounts related to the Company's guarantees at September 30, 2022:

	HYGFS	Total
Total recourse or repurchase obligations	$104.2	$125.2
Less: exposure limited for certain dealers	23.7	23.7
Plus: 7.5% of original loan balance	10.9	10.9
	91.4	112.4
Incremental obligation related to guarantee to WF	210.8	210.8
Total exposure related to guarantees	$302.2	$323.2

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

The Company's equity investments in unconsolidated affiliates recorded on the unaudited condensed consolidated balance sheets are as follows:

	September 30, 2022	December 31, 2021
HYGFS	$18.8	$25.2
SN	35.0	43.7
Bolzoni	0.3	0.3

Dividends received from unconsolidated affiliates are summarized below:

	NINE MONTHS ENDED
	SEPTEMBER 30
	2022	2021
HYGFS	$14.9	$5.1
SN	0.7	0.4
	$15.6	$5.5

Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2022	2021	2022	2021
Revenues	$101.2	$105.4	$311.7	$315.3
Gross profit	$39.2	$40.2	$125.7	$118.3
Income from continuing operations	$13.6	$12.7	$44.7	$34.8
Net income	$13.6	$12.7	$44.7	$34.8

The Company has a non-U.S. equity investment in a third party valued using a quoted market price in an active market, or Level 1 in the fair value hierarchy. The Company's investment as of September 30, 2022 and December 31, 2021 was $0.6 million and $1.7 million, respectively. Any gain or loss on the investment is included on the line "Other, net" in the "Other (income) expense" section of the unaudited condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2022	2021	2022	2021
Loss on equity investment	$(0.3)	$—	$(0.9)	$—
The Company has a debt investment in a third party, OneH2, Inc. The Company's investment was $0.8 million as of September 30, 2022 and December 31, 2021, respectively.

Note 14—Maximal Equity Transfer Agreement

During 2021, the Company signed an Equity Transfer Agreement ("ETA") with Y-C Hongkong Holding Co., Limited (“HK Holding Co”). In June 2022, the Company purchased 15% of the equity interest of Hyster-Yale Maximal Forklift (Zheijang) Co., Ltd. ("Hyster-Yale Maximal") from HK Holding Co for an aggregate purchase price of $25.2 million, which will be paid in annual installments of $8.4 million beginning in June 2022 through June 2024. The Company has an option to purchase HK Holding Co's remaining interest in Hyster-Yale Maximal at any time prior to June 8, 2056 for $16.8 million. If this option is exercised, the Company will own 100% of the equity interest of Hyster-Yale Maximal. As of September 30, 2022, the Company maintained a 90% majority interest in Hyster-Yale Maximal.

In addition, under the provisions of the ETA, HK Holding Co maintains a put option by which the Company could be required to exercise its purchase option. As one of the factors that could trigger the put option is outside of the Company’s control, the remaining 10% purchase option is considered contingently redeemable. Accordingly, the redeemable noncontrolling interest is not considered to be a component of stockholders’ equity and instead is reported as temporary equity in the accompanying unaudited condensed consolidated balance sheet. Because the occurrence of the event that would trigger the put option is not probable of occurring, the Company will continue to attribute the 10% portion of earnings and losses, as well as any dividends declared, to the noncontrolling interest after the closing date of the ETA. As of the closing date of the ETA, the Company recorded the estimated fair value of the purchase option of $13.4 million as redeemable noncontrolling interest.

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

Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal") is a Chinese manufacturer of low-intensity and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets. During 2021, the Company signed an Equity Transfer Agreement with Y-C Hongkong Holding Co., Limited (“HK Holding Co”). In June 2022, the Company purchased 15% of the equity interest of Hyster-Yale Maximal from HK Holding Co for an aggregate purchase price of $25.2 million, which will be paid in annual installments of $8.4 million beginning June 2022 through June 2024. The Company has an option to purchase HK Holding Co's remaining interest in Hyster-Yale Maximal at any time prior to June 8, 2056 for $16.8 million. If this option is exercised, the Company will own 100% of the equity interest of Hyster-Yale Maximal. As of September 30, 2022, the Company owns a 90% majority interest in Hyster-Yale Maximal.

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

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)	NINE MONTHS ENDED		Favorable / (Unfavorable)
	SEPTEMBER 30			SEPTEMBER 30
	2022	2021	% Change	2022	2021	% Change
Lift truck unit shipments (in thousands)
Americas	13.9	13.7	1.5%	42.4	39.0	8.7%
EMEA	7.1	6.2	14.5%	21.4	18.6	15.1%
JAPIC	3.5	3.3	6.1%	9.9	10.6	(6.6)%
	24.5	23.2	5.6%	73.7	68.2	8.1%
Revenues
Americas	$571.3	$494.3	15.6%	$1,725.6	$1,433.1	20.4%
EMEA	159.4	153.4	3.9%	513.9	499.2	2.9%
JAPIC	65.5	56.1	16.8%	182.1	181.6	0.3%
Lift truck business	796.2	703.8	13.1%	2,421.6	2,113.9	14.6%
Bolzoni	82.2	90.0	(8.7)%	263.7	254.3	3.7%
Nuvera	1.2	0.2	500.0%	2.1	0.5	320.0%
Eliminations	(39.5)	(45.8)	(13.8)%	(124.3)	(122.7)	1.3%
	$840.1	$748.2	12.3%	$2,563.1	$2,246.0	14.1%
Gross profit (loss)
Americas	$60.2	$44.5	35.3%	$193.3	$190.2	1.6%
EMEA	8.3	18.5	(55.1)%	34.0	68.6	(50.4)%
JAPIC	6.1	3.9	56.4%	14.5	16.7	(13.2)%
Lift truck business	74.6	66.9	11.5%	241.8	275.5	(12.2)%
Bolzoni	13.7	15.2	(9.9)%	51.4	47.4	8.4%
Nuvera	(2.0)	(16.5)	87.9%	(5.5)	(22.3)	75.3%
Eliminations	0.6	(0.5)	n.m.	(0.5)	(0.7)	n.m.
	$86.9	$65.1	33.5%	$287.2	$299.9	(4.2)%
Selling, general and administrative expenses
Americas	$59.3	$61.4	3.4%	$184.9	$178.9	(3.4)%
EMEA	21.5	19.4	(10.8)%	69.4	65.7	(5.6)%
JAPIC	9.0	7.4	(21.6)%	25.1	24.6	(2.0)%
Lift truck business	89.8	88.2	(1.8)%	279.4	269.2	(3.8)%
Bolzoni	15.0	15.2	1.3%	47.2	47.0	(0.4)%
Nuvera	7.0	16.0	56.3%	19.5	29.0	32.8%
	$111.8	$119.4	6.4%	$346.1	$345.2	(0.3)%
Operating profit (loss)
Americas	$0.9	$(16.9)	105.3%	$8.4	$11.3	(25.7)%
EMEA	(13.2)	(0.9)	n.m.	(35.4)	2.9	n.m.
JAPIC	(2.9)	(3.5)	17.1%	(10.6)	(7.9)	(34.2)%
Lift truck business	(15.2)	(21.3)	28.6%	(37.6)	6.3	n.m.
Bolzoni	(1.3)	—	n.m.	4.2	0.4	n.m.
Nuvera	(9.0)	(32.5)	72.3%	(25.0)	(51.3)	51.3%
Eliminations	0.6	(0.5)	n.m.	(0.5)	(0.7)	n.m.
	$(24.9)	$(54.3)	n.m.	$(58.9)	$(45.3)	n.m.
Interest expense	$7.7	$4.1	(87.8)%	$18.9	$10.7	(76.6)%
Other (income) expense	$(0.2)	$(2.1)	(90.5)%	$(2.3)	$(8.1)	(71.6)%

	THREE MONTHS ENDED		Favorable / (Unfavorable)	NINE MONTHS ENDED		Favorable / (Unfavorable)
	SEPTEMBER 30			SEPTEMBER 30
	2022	2021	% Change	2022	2021	% Change
Net loss attributable to stockholders	$(37.3)	$(77.2)	51.7%	$(81.7)	$(69.7)	(17.2)%
Loss per share	$(2.20)	$(4.59)	52.1%	$(4.84)	$(4.15)	(16.6)%
Reported income tax rate	(13.0)%	(36.4)%		(5.3)%	(42.8)%
n.m. - not meaningful

Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. Unit backlog as of September 30, 2022, excludes 2,600 suspended orders, for which the Company currently has no defined plans to fulfill. As of September 30, 2022, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2022	2021	2022	2021
Unit backlog, beginning of period	112.0	84.9	105.3	40.6
Unit shipments	(24.5)	(23.2)	(73.7)	(68.2)
Unit bookings	20.7	37.1	76.6	126.4
Unit backlog, end of period	108.2	98.8	108.2	98.8

The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2022	2021	2022	2021
Bookings, approximate sales value	$680	$910	$2,390	$2,950
Backlog, approximate sales value	$3,700	$2,450	$3,700	$2,450

Third Quarter of 2022 Compared with Third Quarter of 2021

The following table identifies the components of change in revenues for the third quarter of 2022 compared with the third quarter of 2021:

Revenues
2021	$748.2
Increase (decrease) in 2022 from:
Price	81.7
Parts	22.5
Unit volume and product mix	10.9
Other	7.7
Eliminations	6.3
Nuvera revenues	1.0
Foreign currency	(30.4)
Bolzoni revenues	(7.8)
2022	$840.1

Revenues increased 12.3% to $840.1 million in the third quarter of 2022 from $748.2 million in the third quarter of 2021. The increase was primarily due to improved pricing and higher parts volumes, mainly in the Americas. The improvement in revenue was partially offset by unfavorable currency movements, primarily in EMEA, from the translation of sales into U.S. dollars.

America's revenues increased in the third quarter of 2022 compared with the third quarter of 2021, primarily from improved pricing and higher part sales.

EMEA's revenues increased in the third quarter of 2022 compared with the third quarter of 2021 due to improved unit and parts volume and favorable pricing. These improvements were partially offset by unfavorable foreign currency movements of $27.6 million from the translation of sales into U.S. dollars.

JAPIC's revenues increased in the third quarter of 2022 compared with the third quarter of 2021, primarily as a result of higher unit volume and improved pricing, partially offset by unfavorable foreign currency movements of $2.3 million from the translation of sales into U.S. dollars.

Bolzoni's revenues decreased in the third quarter of 2022 compared with the third quarter of 2021 mainly due to lower volume and unfavorable foreign currency movements of $5.5 million from the translation of sales into U.S. dollars, partially offset by improved pricing.

The following table identifies the components of change in operating profit (loss) for the third quarter of 2022 compared with the third quarter of 2021:

Operating Profit (Loss)
2021	$(54.3)
Increase (decrease) in 2022 from:
Nuvera operations	23.5
Lift truck gross profit	8.8
Lift truck selling, general and administrative expenses	(1.6)
Bolzoni operations	(1.3)
2022	$(24.9)

The Company recognized an operating loss of $24.9 million in the third quarter of 2022 compared with an operating loss of $54.3 million in the third quarter of 2021. The change in operating loss was primarily from the absence of $24.8 million of charges related to the impairment of Nuvera's property, plant and equipment and inventory losses recorded in the third quarter of 2021. Lift truck gross profit increased due to improved pricing of $81.7 million and higher unit and parts volumes. The increase in gross profit was partially offset by $68.4 million of material and freight cost inflation as well as manufacturing inefficiencies due to supply chain and logistics constraints, primarily in the Americas and EMEA. In addition, unfavorable foreign currency movements, including derivative contracts, of $13.6 million reduced the improvements in lift truck gross profit.

The Americas recognized operating profit of $0.9 million in the third quarter of 2022 compared with an operating loss of $16.9 million in the third quarter of 2021 due to an increase in gross profit. Gross profit improved primarily due to higher pricing of $64.9 million and increased parts and units volume. The improvement in gross profit was partly offset by material cost inflation of $30.3 million, higher manufacturing costs of $15.3 million resulting from inefficiencies associated with component shortages and unfavorable foreign currency movements of $8.5 million.

EMEA recognized an operating loss of $13.2 million in the third quarter of 2022 compared with $0.9 million in the third quarter of 2021. Gross profit decreased primarily from increases in material and freight costs and higher manufacturing costs resulting from inefficiencies associated with component shortages and unfavorable foreign currency movements of $5.2 million. These decreases more than offset the favorable impact of improved pricing and higher unit and parts volumes.

JAPIC's operating loss decreased to $2.9 million in the third quarter of 2022 compared with $3.5 million in the third quarter of 2021, primarily due to higher gross profit from improved pricing and higher unit volume, partially offset by an unfavorable shift in sales to lower-margin trucks.

Bolzoni's operating loss increased by $1.3 million in the third quarter of 2022 from the third quarter of 2021, mainly due to lower gross profit from material cost inflation partially offset by higher pricing.

Nuvera's operating loss decreased to $9.0 million in the third quarter of 2022 compared with $32.5 million in the third quarter of 2021 from the absence of $24.8 million of charges related to the impairment of Nuvera's property, plant and equipment and inventory losses recorded in the third quarter of 2021.

The Company recognized a net loss attributable to stockholders of $37.3 million in the third quarter of 2022 compared with $77.2 million in the third quarter of 2021. The decrease in net loss was primarily the result of the factors affecting operating loss and the absence of $38.4 million provided against deferred tax assets in the third quarter of 2021. See Note 5 of the Company's condensed consolidated financial statements for further discussion of the Company's income tax provision. The improved net loss was partially offset by higher interest and pension expense.

First Nine Months of 2022 Compared with First Nine Months of 2021

The following table identifies the components of change in revenues for the first nine months of 2022 compared with the first nine months of 2021:

Revenues
2021	$2,246.0
Increase (decrease) in 2022 from:
Price	185.5
Unit volume and product mix	89.2
Parts	64.3
Other	32.5
Bolzoni revenues	9.4
Nuvera revenues	1.6
Foreign currency	(63.8)
Eliminations	(1.6)
2022	$2,563.1

Revenues increased 14.1% to $2,563.1 million in the first nine months of 2022 from $2,246.0 million in the first nine months of 2021. The increase was primarily due to improved pricing and a shift in sales to higher-priced lift trucks in the Americas and EMEA, higher unit and parts volume in the Americas, EMEA and Bolzoni and favorable aftermarket sales. The improvement in revenue was partially offset by unfavorable currency movements from the translation of sales into U.S. dollars.

America's revenues increased in the first nine months of 2022 compared with the first nine months of 2021, primarily from improved pricing of lift trucks, favorable aftermarket sales, including part sales, higher unit volumes and a shift in sales to higher-priced lift trucks.

EMEA's revenues increased mainly due to improved unit and parts volume and favorable pricing. These improvements were partially offset by unfavorable foreign currency movements of $63.1 million from the translation of sales into U.S. dollars.

JAPIC's revenues increased slightly as a result of improved pricing, partially offset by lower unit and part volumes and unfavorable foreign currency movements of $4.1 million.

Bolzoni's revenues increased mainly due to improved pricing, partially offset by unfavorable foreign currency movements of $13.8 million from the translation of sales into U.S. dollars in the first nine months of 2022 compared with the first nine months of 2021.

The following table identifies the components of change in operating profit for the first nine months of 2022 compared with the first nine months of 2021:

Operating Profit (Loss)
2021	$(45.3)
Increase (decrease) in 2022 from:
Lift truck gross profit	(33.5)
Lift truck selling, general and administrative expenses	(10.2)
Nuvera operations	26.3
Bolzoni operations	3.8
2022	$(58.9)

The Company recognized an operating loss of $58.9 million in the first nine months of 2022 compared with an operating loss of $45.3 million in the first nine months of 2021. The higher operating loss was primarily due to lower gross profit in the lift truck business partially offset by the absence of $24.8 million of charges related to the impairment of Nuvera's property, plant and equipment and inventory losses recorded in the first nine months of 2021. Lift truck gross profit declined mainly due to $222.9 million of material cost inflation and higher manufacturing costs resulting from inefficiencies associated with component shortages and unfavorable foreign currency movements, including derivative contracts, of $30.5 million. The decrease in gross profit was partially offset by favorable pricing of $185.6 million and improved parts volume in the Americas and EMEA.

Operating profit in the Americas decreased to $8.4 million in the first nine months of 2022 compared with $11.3 million in the first nine months of 2021 as a result of higher operating expenses partially offset by an increase in gross profit. The increase in selling, general and administrative expenses primarily resulted from higher employee-related expenses, including $9.5 million of incentive compensation. Gross profit improved as result of favorable pricing of $156.2 million and improved parts volume. The increase in gross profit was partially offset as result of material and freight cost inflation of $113.8 million, higher manufacturing costs resulting from inefficiencies associated with component shortages of $43.1 million and unfavorable foreign currency movements, including derivative contracts, of $18.4 million.

EMEA recognized an operating loss of $35.4 million in the first nine months of 2022 compared with operating profit of $2.9 million in the first nine months of 2021 mainly as a result of lower gross profit. Gross profit decreased due to material cost inflation of $54.5 million, unfavorable foreign currency movements of $11.6 million and higher manufacturing costs resulting from inefficiencies associated with component shortages. The decrease in gross profit was partially offset by improved pricing and higher unit and parts volumes.

JAPIC's operating loss increased to $10.6 million in the first nine months of 2022 from $7.9 million in the first nine months of 2021, primarily due to lower gross profit from a shift in mix to lower-margin products, material cost inflation and manufacturing inefficiencies, partially offset by improved pricing.

Bolzoni's operating profit increased to $4.2 million in the first nine months of 2022 compared with $0.4 million in the first nine months of 2021 due to higher gross profit from improved pricing and a shift in mix to higher-margin products, partially offset by material cost inflation and unfavorable foreign currency exchange rates.

Nuvera's operating loss decreased to $25.0 million in the first nine months of 2022 compared with $51.3 million in the first nine months of 2021 from the absence of $24.8 million of charges related to the impairment of Nuvera's property, plant and equipment and inventory losses recorded in the first nine months of 2021.

The Company recognized a net loss attributable to stockholders of $81.7 million in the first nine months of 2022 compared with $69.7 million in the first nine months of 2021. The increase in net loss was primarily the result of the factors affecting the operating loss, higher interest expense, the absence of a $4.6 million gain related to the sale of the Company's preferred shares of OneH2, Inc. in the first nine months of 2021 and higher pension expense. The increase was partially offset by the absence a valuation allowance of $38.4 million provided against deferred tax assets in the third quarter of 2021. See Note 5 of the Company's condensed consolidated financial statements for further discussion of the Company's income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2022	2021	Change
Operating activities:
Net loss	$(79.5)	$(68.4)	$(11.1)
Depreciation and amortization	33.0	34.7	(1.7)
Dividends from unconsolidated affiliates	15.6	5.5	10.1
Impairment charge	—	10.0	(10.0)
Working capital changes
Accounts receivable	(41.3)	(70.6)	29.3
Inventories	(43.6)	(261.9)	218.3
Accounts payable and other liabilities	156.8	173.1	(16.3)
Other current assets	(3.4)	(12.2)	8.8
Other operating activities	(3.3)	(2.0)	(1.3)
Net cash provided by (used for) operating activities	34.3	(191.8)	226.1
Investing activities:
Expenditures for property, plant and equipment	(19.7)	(29.5)	9.8
Proceeds from the sale of assets and investment	0.9	19.4	(18.5)
Purchase of noncontrolling interest	(8.4)	—	(8.4)
Net cash used for investing activities	(27.2)	(10.1)	(17.1)
Cash flow before financing activities	$7.1	$(201.9)	$209.0
Net cash provided by (used for) operating activities changed $226.1 million in the first nine months of 2022 compared with the first nine months of 2021, primarily as a result of changes in working capital items and the net loss. The changes in working capital were mainly due to a smaller increase in inventory, accounts receivable and accounts payable in the first nine months of 2022 compared with the first nine months of 2021.

The change in net cash used for investing activities during the first nine months of 2022 compared with the first nine months of 2021 was due to the absence of the proceeds from the sale of preferred shares of OneH2 in 2021 and the current year's installment purchase of Hyster-Yale Maximal's noncontrolling interest in 2022.

	2022	2021	Change
Financing activities:
Net increase of long-term debt and revolving credit agreements	$14.7	$138.7	$(124.0)
Cash dividends paid	(16.4)	(16.2)	(0.2)
Financing fees paid	—	(7.6)	7.6
Other	(0.2)	(0.2)	—
Net cash provided by (used for) financing activities	$(1.9)	$114.7	$(116.6)

The change in net cash provided by (used for) financing activities in the first nine months of 2022 compared with the first nine months of 2021 was primarily due to a smaller increase in borrowings during the first nine months of 2022 versus the first nine months of 2021, partially offset by the absence of financing fees paid in 2021.

Financing Activities

The Company has a $300.0 million secured, floating-rate revolving credit facility (the "Facility”) that expires in June 2026. There were $127.0 million of borrowings outstanding under the Facility at September 30, 2022. The availability under the Facility at September 30, 2022 was $168.8 million, which reflects reductions of $4.2 million for letters of credit and other restrictions. As of September 30, 2022, the Facility consisted of a U.S. revolving credit facility of $210.0 million and a non-U.S. revolving credit facility of $90.0 million. The Facility can be increased up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders. The obligations under the Facility are generally secured by a first priority lien on working capital assets of the borrowers in the Facility, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property. The approximate book value of assets held as collateral under the Facility was $1.0 billion as of September 30, 2022.

Borrowings under the Facility bear interest at a floating rate, which can be a base rate, LIBOR or EURIBOR, as defined in the Facility, plus an applicable margin. The applicable margins are based on the total excess availability, as defined in the Facility, and range from 0.25% to 0.75% for U.S. base rate loans and 1.25% to 1.75% for LIBOR, EURIBOR and non-U.S. base rate loans. The applicable margins, as of September 30, 2022, for U.S. base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margin, as of September 30, 2022, for non-U.S. base rate loans and LIBOR loans was 1.50%. The applicable interest rate for borrowings outstanding under the Facility on September 30, 2022 was 6.75% and 2.18% for the U.S. and foreign base rate loans, respectively. There were no U.S. base rates loans outstanding on September 30, 2022. The applicable interest rates for borrowings for the U.S. LIBOR loans ranged from 4.05% to 4.62% at September 30, 2022. The Facility also required the payment of a fee of 0.25% per annum on the unused commitments as of September 30, 2022.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At September 30, 2022, the Company was in compliance with the covenants in the Facility.

The Company also has a $225.0 million term loan (the "Term Loan"), which matures in May 2028. The Term Loan requires quarterly principal payments on the last day of each March, June, September and December in an amount equal to $562,500 and the final principal repayment is due in May 2028. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan. At September 30, 2022, there was $222.2 million of principal outstanding under the Term Loan which has been reduced in the unaudited condensed consolidated balance sheet by $4.3 million for discounts and unamortized deferred financing fees.

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, U.S. material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on U.S. working capital assets of certain borrowers of the Facility, which includes, but is not limited to cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Term Loan was $730 million as of September 30, 2022.

Borrowings under the Term Loan bear interest at a floating rate, which can be a base rate or Eurodollar rate, as defined in the Term Loan, plus an applicable margin. The applicable margin, as provided in the Term Loan, is 2.50% for base rate loans and 3.50% for Eurodollar loans. In addition, the Term Loan includes a Eurodollar rate floor of 0.50%. The interest rate on the amount outstanding under the Term Loan at September 30, 2022 was 6.62%. The Company holds $180.0 million of contracts that hedge interest payments of Term Loan borrowings. See Note 7 of the Company's condensed consolidated financial statements for further discussion.

In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make up to $50.0 million in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. At September 30, 2022, the Company was in compliance with the covenants in the Term Loan.

The Company had other debt outstanding, excluding finance leases, of approximately $170.2 million at September 30, 2022. In addition to the excess availability under the Facility of $168.8 million, the Company had remaining availability of $21.9 million related to other non-U.S. revolving credit agreements.

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

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Nine Months Ended September 30, 2022	Planned for Remainder of 2022	Planned 2022 Total	Actual 2021
Lift truck business	$14.7	$10.5	$25.2	$30.6
Bolzoni	3.7	2.1	5.8	10.4
Nuvera	1.3	2.4	3.7	3.3
	$19.7	$15.0	$34.7	$44.3

Planned expenditures for the remainder of 2022 are primarily for product development, improvements to information technology infrastructure and improvements at manufacturing locations and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	SEPTEMBER 30 2022	DECEMBER 31 2021	Change
Cash and cash equivalents	$68.6	$65.5	$3.1
Other net tangible assets	519.5	728.7	(209.2)
Intangible assets	43.1	50.7	(7.6)
Goodwill	49.0	56.5	(7.5)
Net assets	680.2	901.4	(221.2)
Total debt	(545.0)	(518.5)	(26.5)
Total temporary and permanent equity	$135.2	$382.9	$(247.7)
Debt to total capitalization	80%	58%	22%

PERSPECTIVES AND OUTLOOK

Market Commentary

The global economic outlook remains constrained due to several factors, including aggressive central bank actions designed to control inflation as well as the effects of COVID lockdowns in China and the ongoing Russia/Ukraine conflict. The latter, combined with forecasted oil production declines, have driven energy prices higher and lowered economic activity, particularly in Europe. The latest publicly available lift truck market data showed a 2022 second quarter global decline versus a robust 2021 second quarter period as decreases in China and EMEA were partly offset by growth in the Americas. Internal company estimates indicated a global lift truck market decline in the third quarter of 2022 across all geographic regions, compared with both the prior year quarter and 2022's second quarter.

Looking ahead, the global lift truck market is expected to decrease further in the fourth quarter 2022 and full-year 2023 compared with the respective prior year periods. However, global market unit volumes in 2023 are expected to remain relatively strong and above pre-pandemic levels, despite an increasing possibility of a global or regional recession.

After several years of extraordinary lift truck market growth that stretched supplier capacity to, and in some cases beyond, its limits, a market slowdown could allow the lift truck component supply base to meet the Company's requirements more effectively.

Operational Perspectives - Lift Truck Business

The ongoing market decline and the Company's focus on booking orders with a strong margin profile resulted in a significant decrease in lift truck bookings from robust prior-year levels and a sequential decline from the 2022 second quarter. Looking forward, bookings levels are expected to decrease year-over-year in the fourth quarter 2022 and full-year 2023 due to the market outlook and the Company’s continued focus on booking higher-margin orders. These anticipated decreases combined with planned production levels should help the Company bring its backlog to more competitive levels over the course of 2023.

Backlog levels have trended down modestly over the past two quarters as bookings have declined, but lead times are still extended. Incoming order selectivity has resulted in higher average prices and margins for both unit bookings and backlog. As the Company moves through its backlog in the fourth quarter of 2022 and in 2023, lower-margin units, priced in prior years, will have been shipped and the majority of 2023 shipments will be produced from the currently existing higher-margin backlog. As a result, average unit margins are expected to continue to improve. The Company believes that its current significant backlog level, including expected built-in margin increases over time, and anticipated continued selective bookings at higher margins will lead to improvements in operating profit in 2023. In addition, the Company's extended backlog is expected to help mitigate the strain on the business in a recessionary environment.

The Company expects fourth-quarter 2022 production and shipment volumes to increase over the third quarter 2022 as a result of gradually diminishing supply chain bottlenecks and the substantial backlog level. Full-year 2023 production and shipment volumes are expected to increase versus 2022 given the current substantial backlog and as additional supply chain improvements are anticipated to be achieved, further reducing lead times. New bookings, consistent with the market outlook, are expected to have sound margins when those trucks are produced in late 2023 and 2024, particularly in the context of more competitive lead times as backlogs are reduced.

The Company continues to experience cost increases, particularly in EMEA, in part due to higher energy costs as a result of the ongoing Russia/Ukraine conflict. In contrast, Americas and JAPIC cost increases have slowed significantly. Forward economic indicators suggest moderate cost inflation trends in 2023, absent any additional effects from the Russia/Ukraine conflict or COVID-related global supply chain constraints. Due to the substantial inflationary pressure over the past 18 months, the Lift Truck business implemented several price increases. Generally, these price increases are expected to more than fully offset inflationary pressures in 2022 and 2023, and are expected to provide higher margins for trucks which will be produced in upcoming quarters.

As a result of the above factors, and the expected ongoing benefits from cost-savings initiatives, the Lift Truck business expects to generate operating profit in the 2022 fourth quarter. Further improvements are anticipated in 2023 as production volumes are expected to increase and margins are expected to rise due to an improving price to cost ratio. The Company's strategic programs are also expected to further enhance margins as they mature, including the further expansion of its modular and scalable product families. Therefore, the Lift Truck business expects to generate a substantial operating profit in 2023. These assumptions, however, are highly sensitive to the effect of various market forces, particularly those that impact global supply chains.

Strategic Perspectives - Lift Truck

From a broader perspective, the Lift Truck Business has three core strategies that are expected to have a transformational impact on the Company’s competitiveness, market position and economic performance as it emerges from the current period of mismatched costs and pricing: (1) provide the lowest cost of ownership while enhancing customer productivity, with a primary focus on new modular and scalable product projects and projects geared toward electrification of trucks, automation product options and providing telemetry and operator assist systems, (2) be the leader in the delivery of industry- and customer-focused solutions, focused primarily on transforming the Company's sales approach to be industry focused to meet customers' needs, and (3) be the leader in independent distribution, focused on dealer and major account coverage, dealer excellence and ensuring outstanding dealer ownership globally. The Company continues to make progress on its high-priority projects. Notably, early in the fourth quarter of 2022, the Company announced that its first hydrogen fuel cell powered container handler, powered by Nuvera® fuel cell engines, began its testing pilot in the Port of Los Angeles.

Operational and Strategic Perspectives - Bolzoni

In the fourth quarter of 2022, Bolzoni expects to return to profitability based on projected sales volume increases over the third quarter due to moderating component shortages and improved manufacturing efficiencies. Benefits are also expected from lower material cost inflation and ongoing strict cost controls. Over the course of 2023, Bolzoni expects component shortages to continue to moderate and increasing prices to help offset higher costs, resulting in increased margins over time and higher operating profit in 2023 versus 2022.

Bolzoni continues to focus on implementing its "One Company - 3 Brands" approach and increasing its Americas business by strengthening its ability to serve key attachment industries and customers in the North America market. Bolzoni is also increasing its sales, marketing and product support capabilities both in North America and Europe based on an industry-specific approach.

Operational and Strategic Perspectives - Nuvera

Nuvera continues to focus on applying its strategy of placing 45kW and 60kW fuel cell engines in niche, heavy-duty vehicle applications with expected significant fuel cell adoption potential. Over the first nine months of 2022, Nuvera has announced several projects with various third parties who are testing, or planning to test, Nuvera® engines in heavy-duty applications, including the Port of Los Angeles and European ports. Nuvera is also developing a new 125kW fuel cell engine for heavier-duty applications.

During the fourth quarter of 2022 and in 2023, Nuvera expects continued focus on ramping up demonstrations, quotes and bookings of these products. The Company expects moderately reduced losses at Nuvera in the fourth quarter of 2022. In 2023, Nuvera expects higher sales with moderately higher costs, resulting in comparable losses to 2022.

Consolidated Outlook

On a consolidated basis, the Company continues to project a modest operating profit and income before tax in the fourth quarter of 2022. However, the Company expects a modest net loss in the fourth quarter due to tax expense on profits in areas where a valuation allowance is not currently provided. In future periods, tax benefits currently offset by valuation allowances are expected to be recognized.

The Company's ongoing efforts to build out its layers of lower-priced, lower-margin backlog in the remainder of 2022 and early 2023 are expected to lead to improving margins and a return to solid operating profit and net income for the 2023 full year. These expectations are based on the Company's continuing ability to manage component shortages at planned production levels and reasonable stabilization of material and freight costs.

The Company is laser-focused on its cash flows, with detailed action plans to improve future results. These actions include tightly managing capital expenditures, operating expenses and production plans to maintain adequate liquidity levels. Capital expenditures are expected to be approximately $35 million for full-year 2022. The Company expects to continue its disciplined approach to cash outflows, including some delays in the timing of certain strategic program investments. These capital expenditures and investments will be made over time to support profitable growth. Working capital continues to be an area of intense focus for the Company. Inventory levels remain above normal levels due to production delays created by parts shortages. Reducing inventory levels in the fourth quarter of 2022 and in the first half of 2023 by focusing on the use of current inventory coupled with limited inventory purchases to build trucks, remains a top priority. As a result of these cash conserving actions, the Company expects solid cash flow before financing activities for the full-year 2022 compared with a significant use of cash in 2021.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) delays in delivery and other supply chain disruptions, or increases in costs as a result of inflation or otherwise, including materials and transportation costs and shortages, the imposition of tariffs, or the renewal of tariff exclusions, on raw materials or sourced products, and labor, or changes in or unavailability of quality suppliers or transporters, including the impacts of the foregoing risks on the Company's liquidity, (2) delays in manufacturing and delivery schedules, (3) customer acceptance of pricing, (4) any preventive or protective actions taken by governmental authorities related to the COVID-19 pandemic, and any unfavorable effects of the COVID-19 pandemic on either the Company's or its suppliers plants' capabilities to produce and ship products, (5) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, as well as armed conflicts, including the Russia/Ukraine conflict, and their regional effects, (6) the ability of the Company and its dealers, suppliers and end-users to access credit in the current economic environment, or obtain financing at reasonable rates, or at all, as a result of interest rate volatility and current economic and market conditions, including inflation, (7) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, including any reduction in demand as a result of an economic recession, (8) exchange rate fluctuations, interest rate volatility and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (9) impairment charges or charges due to valuation allowances, (10) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (11) the successful commercialization of Nuvera's technology, (12) the political and economic uncertainties in the countries where the Company does business, as well as the effects of any withdrawals from such countries, (13) bankruptcy of or loss of major dealers, retail customers or suppliers, (14) customer acceptance of, changes in the costs of, or delays in the development of new products, (15) introduction of new products by, more favorable product pricing offered by or shorter lead times available through competitors, (16) product liability or other litigation, warranty claims or returns of products, (17) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, and (18) the ability to attract, retain, and replace workforce and administrative employees.

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

Changes in internal control over financial reporting: During the third quarter of 2022, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None
Item 1A     Risk Factors
There have been no material changes from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 in the Section entitled "Risk Factors."
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
    None
Item 3    Defaults Upon Senior Securities
    None
Item 4    Mine Safety Disclosures
    Not applicable
Item 5    Other Information
    None

Item 6    Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number*	Description of Exhibits

10.1**	Offer Letter, dated August 1, 2022, between Scott A. Minder and Hyster-Yale Materials Handling, Inc.
31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Scott A. Minder pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Scott A. Minder
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101
* Numbered in accordance with Item 601 of Regulation S-K.
** Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this Quarterly
Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.

Date:	November 1, 2022	/s/ Jennifer M. Langer
Jennifer M. Langer
Vice President, Controller and Chief Accounting Officer