Form 10-Q
period 2023-03-31
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2023-05-02
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at April 28, 2023: 13,376,333
Number of shares of Class B Common Stock outstanding at April 28, 2023: 3,782,296

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2023	DECEMBER 31 2022
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$64.6	$59.0
Accounts receivable, net	535.9	523.6
Inventories, net	854.7	799.5
Prepaid expenses and other	88.4	76.6
Total Current Assets	1,543.6	1,458.7
Property, Plant and Equipment, Net	304.2	310.0
Intangible Assets, Net	42.7	42.7
Goodwill	52.3	51.3
Deferred Income Taxes	2.6	2.6
Investments in Unconsolidated Affiliates	55.7	59.4
Other Non-current Assets	98.2	101.5
Total Assets	$2,099.3	$2,026.2
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$607.8	$585.8
Accounts payable, affiliates	19.8	21.6
Revolving credit facilities	139.5	137.1
Short-term debt and current maturities of long-term debt	159.7	148.8
Accrued payroll	43.3	64.4
Deferred revenue	126.8	139.8
Other current liabilities	288.3	245.4
Total Current Liabilities	1,385.2	1,342.9
Long-term Debt	261.4	267.0
Self-insurance Liabilities	33.8	33.5
Pension Obligations	6.1	6.2
Deferred Income Taxes	13.3	13.4
Other Long-term Liabilities	127.2	138.1
Total Liabilities	1,827.0	1,801.1
Temporary Equity
Redeemable Noncontrolling Interest	14.7	14.2
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 13,376,229 shares outstanding (2022 - 13,154,918 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,782,400 shares outstanding (2022 - 3,783,597 shares outstanding)	0.1	0.1
Capital in excess of par value	303.4	297.7
Treasury stock	(0.1)	—
Retained earnings	173.7	152.7
Accumulated other comprehensive loss	(221.7)	(246.2)
Total Stockholders' Equity	255.5	204.4
Noncontrolling Interests	2.1	6.5
Total Permanent Equity	257.6	210.9
Total Liabilities and Equity	$2,099.3	$2,026.2

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2023	2022
	(In millions, except per share data)
Revenues	$999.3	$827.6
Cost of sales	824.9	726.4
Gross Profit	174.4	101.2
Operating Expenses
Selling, general and administrative expenses	131.8	119.5
Operating Profit (Loss)	42.6	(18.3)
Other (income) expense
Interest expense	10.2	5.1
Income from unconsolidated affiliates	(1.8)	(2.9)
Other, net	(1.7)	0.8
	6.7	3.0
Income (Loss) Before Income Taxes	35.9	(21.3)
Income tax expense	8.7	2.9
Net Income (Loss)	27.2	(24.2)
Net income attributable to noncontrolling interests	(0.2)	(0.8)
Net income attributable to redeemable noncontrolling interests	(0.2)	—
Accrued dividend to redeemable noncontrolling interests	(0.2)	—
Net Income (Loss) Attributable to Stockholders	$26.6	$(25.0)

Basic Earnings (Loss) per Share	$1.56	$(1.48)
Diluted Earnings (Loss) per Share	$1.55	$(1.48)

Dividends per Share	$0.3225	$0.3225

Basic Weighted Average Shares Outstanding	17.049	16.849
Diluted Weighted Average Shares Outstanding	17.214	16.849

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED
	MARCH 31
	2023	2022
	(In millions)
Net Income (Loss)	$27.2	$(24.2)
Other comprehensive income (loss)
Foreign currency translation adjustment	11.6	(4.6)
Current period cash flow hedging activity	1.4	(1.8)
Reclassification of hedging activities into earnings	10.9	1.7
Reclassification of pension into earnings	0.6	1.2
Comprehensive Income (Loss)	$51.7	$(27.7)
Net income attributable to noncontrolling interests	(0.2)	(0.8)
Net income attributable to redeemable noncontrolling interests	(0.2)	—
Accrued dividend to redeemable noncontrolling interests	(0.2)	—
Foreign currency translation adjustment attributable to noncontrolling interests	(0.2)	—
Comprehensive Income (Loss) Attributable to Stockholders	$50.9	$(28.5)

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2023	2022
	(In millions)
Operating Activities
Net income (loss)	$27.2	$(24.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11.2	11.1
Amortization of deferred financing fees	0.3	0.3
Deferred income taxes	(0.3)	(1.6)
Stock-based compensation	4.9	1.7
Dividends from unconsolidated affiliates	5.7	11.0
Other non-current liabilities	(4.6)	(2.9)
Other	7.4	(4.9)
Working capital changes:
Accounts receivable	(12.7)	(33.0)
Inventories	(48.1)	(41.8)
Other current assets	(7.4)	(11.0)
Accounts payable	16.2	72.0
Other current liabilities	9.2	82.4
Net cash provided by operating activities	9.0	59.1
Investing Activities
Expenditures for property, plant and equipment	(3.3)	(9.7)
Proceeds from the sale of assets	0.4	0.4
Proceeds from the sale of business	1.1	—
Purchase of noncontrolling interest	(3.2)	—
Net cash used for investing activities	(5.0)	(9.3)
Financing Activities
Additions to debt	40.3	21.2
Reductions of debt	(38.9)	(16.8)
Net change to revolving credit agreements	1.8	(49.9)
Cash dividends paid	(5.6)	(5.4)
Purchase of treasury stock	(0.1)	—
Net cash used for financing activities	(2.5)	(50.9)
Effect of exchange rate changes on cash	4.1	0.7
Cash and Cash Equivalents
Increase (decrease) for the period	5.6	(0.4)
Balance at the beginning of the period	59.0	65.5
Balance at the end of the period	$64.6	$65.1

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY AND PERMANENT EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, December 31, 2021	$—	$0.1	$0.1	$(4.5)	$315.1	$248.6	$(97.7)	$(32.0)	$(72.6)	$357.1	$25.8	$382.9
Stock-based compensation	—	—	—	—	1.7	—	—	—	—	1.7	—	1.7
Stock issued under stock compensation plans	—	—	—	4.5	(4.5)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(25.0)	—	—	—	(25.0)	0.8	(24.2)
Cash dividends	—	—	—	—	—	(5.4)	—	—	—	(5.4)	—	(5.4)
Current period other comprehensive loss	—	—	—	—	—	—	(4.6)	(1.8)	—	(6.4)	—	(6.4)
Reclassification adjustment to net loss	—	—	—	—	—	—	—	1.7	1.2	2.9	—	2.9
Balance, March 31, 2022	$—	$0.1	$0.1	$—	$312.3	$218.2	$(102.3)	$(32.1)	$(71.4)	$324.9	$26.6	$351.5

Balance, December 31, 2022	$14.2	$0.1	$0.1	$—	$297.7	$152.7	$(137.0)	$(37.7)	$(71.5)	$204.4	$6.5	$210.9
Stock-based compensation	—	—	—	—	4.9	—	—	—	—	4.9	—	4.9
Purchase of treasury stock	—	—	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Net income	0.2	—	—	—	—	26.6	—	—	—	26.6	0.2	26.8
Cash dividends	—	—	—	—	—	(5.6)	—	—	—	(5.6)	—	(5.6)
Accrued dividends	0.2	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income	—	—	—	—	—	—	11.6	1.4	—	13.0	—	13.0
Reclassification adjustment to net income	—	—	—	—	—	—	—	10.9	0.6	11.5	—	11.5
Purchase of noncontrolling interest	—	—	—	—	0.8	—	—	—	—	0.8	(4.0)	(3.2)
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(0.7)	(0.7)
Foreign currency translation on noncontrolling interest	0.1	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, March 31, 2023	$14.7	$0.1	$0.1	$(0.1)	$303.4	$173.7	$(125.4)	$(25.4)	$(70.9)	$255.5	$2.1	$257.6

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2023 and the results of its operations and changes in equity for the three months ended March 31, 2023 and 2022, and the results of its cash flows for the three months ended March 31, 2023 and 2022 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

The accompanying unaudited condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information or notes required by GAAP for complete financial statements.

Note 2—Recently Issued Accounting Standards

In 2023, the Company did not adopt any recent accounting standard updates ("ASU") which had a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

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

Note 3—Revenue

Revenue is recognized when obligations under the terms of a contract with the customer are satisfied, which occurs when control of the trucks, parts or services are transferred to the customer. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise for the right to payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers. Taxes collected from customers are excluded from revenue. The estimated costs of product warranties are recognized as expense when the products are sold. See Note 10 for further information on product warranties.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the three months ended March 31, 2023 and 2022.

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

	THREE MONTHS ENDED
	MARCH 31, 2023
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$364.1	$177.1	$40.8	$—	$—	$—	$582.0
Direct customer sales	122.5	2.5	—	—	—	—	125.0
Aftermarket sales	181.8	28.9	7.0	—	—	—	217.7
Other	17.5	6.4	0.1	98.6	1.6	(49.6)	74.6
Total Revenues	$685.9	$214.9	$47.9	$98.6	$1.6	$(49.6)	$999.3

	THREE MONTHS ENDED
	MARCH 31, 2022
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$289.9	$130.6	$46.7	$—	$—	$—	$467.2
Direct customer sales	99.5	6.1	—	—	—	—	105.6
Aftermarket sales	145.1	27.6	4.9	—	—	—	177.6
Other	23.2	5.4	0.1	95.1	0.6	(47.2)	77.2
Total Revenues	$557.7	$169.7	$51.7	$95.1	$0.6	$(47.2)	$827.6
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

Deferred Revenue
Balance, December 31, 2022	$153.8
Customer deposits and billings	12.7
Revenue recognized	(26.1)
Foreign currency effect	0.1
Balance, March 31, 2023	$140.5

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

Operating profit is the measure of segment profit or loss. Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED
	MARCH 31
	2023	2022
Revenues from external customers
Americas	$685.9	$557.7
EMEA	214.9	169.7
JAPIC	47.9	51.7
Lift truck business	948.7	779.1
Bolzoni	98.6	95.1
Nuvera	1.6	0.6
Eliminations	(49.6)	(47.2)
Total	$999.3	$827.6
Operating profit (loss)
Americas	$47.5	$4.4
EMEA	2.6	(11.4)
JAPIC	(2.3)	(3.7)
Lift truck business	47.8	(10.7)
Bolzoni	4.4	2.1
Nuvera	(9.8)	(8.1)
Eliminations	0.2	(1.6)
Total	$42.6	$(18.3)

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

A reconciliation of the U.S. federal statutory rate to the reported income tax rate is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2023	2022
Income (loss) before income taxes	$35.9	$(21.3)
Statutory taxes (21%)	$7.5	$(4.5)
Interim adjustment	(0.3)	(2.4)
Permanent adjustments:
Valuation allowance	(0.4)	10.9
Other	1.7	(0.3)
Discrete items	0.2	(0.8)
Income tax expense	$8.7	$2.9
Reported income tax rate	24.2%	(13.6)%
The Company's estimated annual effective income tax rate assumes that a significant portion of its net operating loss carryforwards will be utilized in 2023 and the release of the valuation allowance associated with the asset. This will be more than offset by the capitalization of research and development expenses under current U.S. tax rules for which a valuation allowance will be provided. The net of these items is included in the valuation allowance line in the table above. The Company's reported income tax rate in the prior year differed from the U.S. federal statutory tax rate primarily as a result of recording additional valuation allowances and an interim adjustment resulting from pretax losses for which no tax benefit was recognized.

Note 6—Reclassifications from OCI

The following table summarizes reclassifications out of Accumulated Other Comprehensive Income ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

OCI Components	Amount Reclassified from OCI		Affected Line Item
	THREE MONTHS ENDED
	MARCH 31
	2023	2022
Gain (loss) on cash flow hedges:
Interest rate contracts	$(1.2)	$0.9	Interest expense
Foreign exchange contracts	(9.7)	(2.5)	Cost of sales
Total before tax	(10.9)	(1.6)	Income (loss) before income taxes
Tax (expense) benefit	—	(0.1)	Income tax expense
Net of tax	$(10.9)	$(1.7)	Net income (loss)
Amortization of defined benefit pension items:
Actuarial loss	$(0.7)	$(1.2)	Other, net
Total before tax	(0.7)	(1.2)	Income (loss) before income taxes
Tax (expense) benefit	0.1	—	Income tax expense
Net of tax	$(0.6)	$(1.2)	Net income (loss)
Total reclassifications for the period	$(11.5)	$(2.9)

Note 7—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding finance leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At March 31, 2023, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $517.1 million and $532.6 million, respectively. At December 31, 2022, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $486.4 million and $490.3 million, respectively.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $0.7 billion at March 31, 2023, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, Mexican pesos, British pounds, Swedish kroner and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $0.8 billion at December 31, 2022, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, British pounds, Mexican pesos, Swedish kroner and Australian dollars. The fair value of these contracts approximated a net liability of $31.2 million and $43.5 million at March 31, 2023 and December 31, 2022, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2023, $26.3 million of the amount of net deferred loss included in OCI at March 31, 2023 is expected to be reclassified as expense into the unaudited condensed consolidated statements of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on its $225.0 million term loan borrowings. In addition, the Company holds certain contracts that hedge interest payments on Bolzoni's debt.

The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at March 31, 2023 and December 31, 2022:

Notional Amount		Average Fixed Rate
MARCH 31	DECEMBER 31	MARCH 31	DECEMBER 31
2023	2022	2023	2022	Term at March 31, 2023
$180.0	$180.0	1.68%	1.68%	Extending to May 2027
$21.2	$22.4	0.20%	0.18%	Extending to May 2027
The fair value of all interest rate swap agreements was a net asset of $13.4 million and $16.1 million at March 31, 2023 and December 31, 2022, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2023, $5.9 million of the amount included in OCI as net deferred gain is expected to be reclassified as income in the unaudited condensed consolidated statements of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	MARCH 31 2023	DECEMBER 31 2022	Balance Sheet Location	MARCH 31 2023	DECEMBER 31 2022
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$5.8	$5.9	Prepaid expenses and other	$—	$—
Long-term	Other non-current assets	7.6	10.2	Other non-current assets	—	—

Foreign currency exchange contracts
Current	Prepaid expenses and other	0.4	—	Prepaid expenses and other	0.5	—
	Other current liabilities	3.2	2.6	Other current liabilities	26.9	32.1
Long-term	Other non-current assets	1.0	0.7	Other non-current assets	0.2	0.3
	Other long-term liabilities	1.3	1.0	Other long-term liabilities	10.6	17.3
Total derivatives designated as hedging instruments		$19.3	$20.4		$38.2	$49.7
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.8	—	Prepaid expenses and other	0.4	—
	Other current liabilities	2.8	4.9	Other current liabilities	2.1	3.0
Total derivatives not designated as hedging instruments		$3.6	$4.9		$2.5	$3.0
Total derivatives		$22.9	$25.3		$40.7	$52.7

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of March 31, 2023				Derivative Liabilities as of March 31, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$13.4	$—	$13.4	$13.4	$—	$—	$—	$—
Foreign currency exchange contracts	1.1	(1.1)	—	—	32.3	(1.1)	31.2	31.2
Total derivatives	$14.5	$(1.1)	$13.4	$13.4	$32.3	$(1.1)	$31.2	$31.2

	Derivative Assets as of December 31, 2022				Derivative Liabilities as of December 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$16.1	$—	$16.1	$16.1	$—	$—	$—	$—
Foreign currency exchange contracts	0.4	(0.4)	—	—	43.9	(0.4)	43.5	43.5
Total derivatives	$16.5	$(0.4)	$16.1	$16.1	$43.9	$(0.4)	$43.5	$43.5

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS ENDED			THREE MONTHS ENDED
	MARCH 31			MARCH 31
Derivatives Designated as Hedging Instruments	2023	2022		2023	2022
Cash Flow Hedges
Interest rate swap agreements	$(3.8)	$10.6	Interest expense	$(1.2)	$0.9
Foreign currency exchange contracts	4.9	(12.5)	Cost of sales	(9.7)	(2.5)
Total	$1.1	$(1.9)		$(10.9)	$(1.6)

Derivatives Not Designated as Hedging Instruments			Location of Gain or (Loss) Recognized in Income on Derivative	2023	2022
Cash Flow Hedges
Foreign currency exchange contracts			Cost of sales	$(0.1)	$(9.6)
Total				$(0.1)	$(9.6)

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

The Company presents the components of net benefit cost, other than service cost, in other (income) expense in the unaudited condensed consolidated statements of operations for its pension plans. Service cost for the Company's pension plan is reported in operating profit. The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2023	2022
U.S. Pension
Interest cost	$0.6	$0.4
Expected return on plan assets	(0.6)	(1.0)
Amortization of actuarial loss	0.5	0.5
Total	$0.5	$(0.1)
Non-U.S. Pension
Service cost	$—	$0.1
Interest cost	1.3	0.9
Expected return on plan assets	(1.8)	(2.0)
Amortization of actuarial loss	0.2	0.7
Total	$(0.3)	$(0.3)

Note 9—Inventories

Inventories are summarized as follows:

	MARCH 31 2023	DECEMBER 31 2022
Finished goods and service parts	$436.2	$335.8
Work in process	36.3	36.0
Raw materials	472.9	522.1
Total manufactured inventories	945.4	893.9
LIFO reserve	(90.7)	(94.4)
Total inventory	$854.7	$799.5
Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At March 31, 2023 and December 31, 2022, 51% and 52%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, for the lift truck business in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2023
Balance at December 31, 2022	$56.7
Current year warranty expense	7.7
Change in estimate related to pre-existing warranties	(1.2)
Payments made	(6.2)
Foreign currency effect	0.3
Balance at March 31, 2023	$57.3

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

Note 12—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at March 31, 2023 and December 31, 2022 were $136.4 million and $133.2 million, respectively. As of March 31, 2023, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at March 31, 2023 was approximately $191.6 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of March 31, 2023, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $29.4 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $12.8 million as of March 31, 2023. The $29.4 million is included in the $136.4 million of total amounts subject to recourse or repurchase obligations at March 31, 2023.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At March 31, 2023, approximately $120.2 million of the Company's total recourse or repurchase obligations of $136.4 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At March 31, 2023, loans from WF to HYGFS totaled $1.2 billion. Although the Company’s contractual guarantee was $237.4 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $120.2 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $216.7 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $283.2 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

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

The Company's equity investments in unconsolidated affiliates recorded on the unaudited condensed consolidated balance sheets are as follows:

	March 31, 2023	December 31, 2022
HYGFS	$18.7	$21.8
SN	35.1	36.0
Bolzoni	0.4	0.4

Dividends received from unconsolidated affiliates are summarized below:

	THREE MONTHS ENDED
	MARCH 31
	2023	2022
HYGFS	$5.7	$10.3
SN	—	0.7
	$5.7	$11.0

Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2023	2022
Revenues	$108.0	$106.8
Gross profit	$39.4	$43.4
Income from continuing operations	$11.7	$14.0
Net income	$11.7	$14.0

The Company has a non-U.S. equity investment in a third party valued using a quoted market price in an active market, or Level 1 in the fair value hierarchy. The Company's investment as of March 31, 2023 and December 31, 2022 was $0.7 million and $0.5 million, respectively. Any gain or loss on the investment is included on the line "Other, net" in the "Other (income) expense" section of the unaudited condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED
	MARCH 31
	2023	2022
Gain on equity investment	$0.2	$—
The Company has a debt investment in a third party, OneH2, Inc. The Company's investment was $0.8 million as of March 31, 2023 and December 31, 2022, respectively.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of Critical Accounting Policies and Estimates as disclosed on pages 15 through 17 in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Critical Accounting Policies and Estimates have not materially changed since December 31, 2022.

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)
	MARCH 31
	2023	2022	% Change
Lift truck unit shipments (in thousands)
Americas	16.1	14.6	10.3%
EMEA	6.8	6.5	4.6%
JAPIC	2.3	2.8	(17.9)%
	25.2	23.9	5.4%
Revenues
Americas	$685.9	$557.7	23.0%
EMEA	214.9	169.7	26.6%
JAPIC	47.9	51.7	(7.4)%
Lift truck business	948.7	779.1	21.8%
Bolzoni	98.6	95.1	3.7%
Nuvera	1.6	0.6	n.m.
Eliminations	(49.6)	(47.2)	5.1%
	$999.3	$827.6	20.7%

	THREE MONTHS ENDED		Favorable / (Unfavorable)
	MARCH 31
	2023	2022	% Change
Gross profit
Americas	$121.2	$67.0	80.9%
EMEA	26.9	14.4	86.8%
JAPIC	7.5	4.5	66.7%
Lift truck business	155.6	85.9	81.1%
Bolzoni	20.7	18.8	10.1%
Nuvera	(2.1)	(1.9)	(10.5)%
Eliminations	0.2	(1.6)	n.m.
	$174.4	$101.2	72.3%
Selling, general and administrative expenses
Americas	$73.7	$62.6	(17.7)%
EMEA	24.3	25.8	5.8%
JAPIC	9.8	8.2	(19.5)%
Lift truck business	107.8	96.6	(11.6)%
Bolzoni	16.3	16.7	2.4%
Nuvera	7.7	6.2	(24.2)%
	$131.8	$119.5	(10.3)%
Operating profit (loss)
Americas	$47.5	$4.4	n.m.
EMEA	2.6	(11.4)	n.m.
JAPIC	(2.3)	(3.7)	37.8%
Lift truck business	47.8	(10.7)	n.m.
Bolzoni	4.4	2.1	109.5%
Nuvera	(9.8)	(8.1)	(21.0)%
Eliminations	0.2	(1.6)	n.m.
	$42.6	$(18.3)	n.m.
Interest expense	$10.2	$5.1	(100.0)%
Other (income) expense	$(3.5)	$(2.1)	66.7%
Net income (loss) attributable to stockholders	$26.6	$(25.0)	n.m.
Diluted earnings (loss) per share	$1.55	$(1.48)	n.m.
Reported income tax rate	24.2%	(13.6)%
n.m. - not meaningful

Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. "Other adjustments" in the first quarter of 2022 below represents suspended orders for which the Company has no defined plans to fulfill. As of March 31, 2023, unit backlog excludes 2,600 of these orders. As of March 31, 2023, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED
	MARCH 31
	2023	2022
Unit backlog, beginning of period	102.1	105.3
Unit shipments	(25.2)	(23.9)
Unit bookings	22.3	35.9
Other adjustments	—	(3.2)
Unit backlog, end of period	99.2	114.1

The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED
	MARCH 31
	2023	2022
Bookings, approximate sales value	$690	$950
Backlog, approximate sales value	$3,690	$3,170

First Quarter of 2023 Compared with First Quarter of 2022

The following table identifies the components of change in revenues for the first quarter of 2023 compared with the first quarter of 2022:

	Revenues
		Lift truck
	HY	Americas	EMEA	JAPIC
2022	$827.6	$557.7	$169.7	$51.7
Increase (decrease) in 2023 from:
Price	74.3	45.3	27.7	1.3
Unit volume and product mix	72.6	51.3	27.3	(6.0)
Parts	32.1	27.4	2.8	1.9
Other	4.8	3.3	1.0	0.5
Foreign currency	(14.2)	0.9	(13.6)	(1.5)
Bolzoni revenues	3.5	—	—	—
Nuvera revenues	1.0	—	—	—
Eliminations	(2.4)	—	—	—
2023	$999.3	$685.9	$214.9	$47.9

Revenues increased 20.7% to $999.3 million in the first quarter of 2023 from $827.6 million in the first quarter of 2022. The increase in Lift Truck revenues was primarily due to improved pricing and higher unit and parts volumes, mainly in the Americas and EMEA. The improvement in revenue was partially offset by unfavorable currency movements, primarily in EMEA, from the translation of sales into U.S. dollars.

The following table identifies the components of change in operating profit (loss) for the first quarter of 2023 compared with the first quarter of 2022:

	Operating Profit (Loss)
		Lift truck
	HY	Americas	EMEA	JAPIC
2022	$(18.3)	$4.4	$(11.4)	$(3.7)
Increase (decrease) in 2023 from:
Lift truck gross profit	71.5	54.2	12.5	3.0
Lift truck selling, general and administrative expenses	(11.2)	(11.1)	1.5	(1.6)
Bolzoni operations	2.3	—	—	—
Nuvera operations	(1.7)	—	—	—
2023	$42.6	$47.5	$2.6	$(2.3)

The Company recognized an operating profit of $42.6 million in the first quarter of 2023 compared with an operating loss of $18.3 million in the first quarter of 2022. The increase in Lift Truck operating profit was primarily due to improved gross profit from higher pricing of $74.3 million, mainly in the Americas and EMEA, a shift in sales to higher margin lift trucks and favorable parts sales compared with the first quarter of 2022. These items were partially offset by material cost increase of $20.9 million, higher selling, general and administrative expenses for increased employee-related costs, including incentive compensation, as well as marketing and product development and unfavorable currency of $5.2 million.

Operating profit in the Americas increased primarily due to improved gross profit from higher pricing of $45.3 million, a shift in sales to higher margin lift trucks and favorable parts sales and manufacturing efficiencies tied to higher production volumes, partially offset by material cost inflation, higher selling, general and administrative expenses and unfavorable currency.

EMEA recognized operating profit of $2.6 million in the first quarter of 2023 compared with an operating loss of $11.4 million in the first quarter of 2022, primarily from improved gross profit from improved pricing of $27.7 million favorable sales mix and lower manufacturing costs, partially offset by material cost inflation and unfavorable currency.

The Company recognized net income attributable to stockholders of $26.6 million in the first quarter of 2023 compared with a net loss of $25.0 million in the first quarter of 2022. The improvement was primarily the result of higher operating profit, partially offset by higher income taxes and interest expense. See Note 5 of the Company's condensed consolidated financial statements for further discussion of the Company's income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2023	2022	Change
Operating activities:
Net income (loss)	$27.2	$(24.2)	$51.4
Depreciation and amortization	11.2	11.1	0.1
Dividends from unconsolidated affiliates	5.7	11.0	(5.3)
Working capital changes
Accounts receivable	(12.7)	(33.0)	20.3
Inventories	(48.1)	(41.8)	(6.3)
Accounts payable and other liabilities	25.4	154.4	(129.0)
Other current assets	(7.4)	(11.0)	3.6
Other operating activities	7.7	(7.4)	15.1
Net cash provided by operating activities	9.0	59.1	(50.1)
Investing activities:
Expenditures for property, plant and equipment	(3.3)	(9.7)	6.4
Proceeds from the sale of assets and business	1.5	0.4	1.1
Purchase of noncontrolling interest	(3.2)	—	(3.2)
Net cash used for investing activities	(5.0)	(9.3)	4.3
Cash flow before financing activities	$4.0	$49.8	$(45.8)
Net cash provided by operating activities changed $50.1 million in the first three months of 2023 compared with the first three months of 2022, primarily as a result of changes in working capital items partially offset by net income. The changes in working capital were mainly due to a decrease in customer deposits received related to down payments on orders and a smaller increase in accounts payable in the first three months of 2023 compared with the first three months of 2022.

The change in net cash used for investing activities during the first three months of 2023 compared with the first three months of 2022 was due to lower capital expenditures and the purchase of Bolzoni's noncontrolling interest in 2023.

	2023	2022	Change
Financing activities:
Net increase (decrease) of long-term debt and revolving credit agreements	$3.2	$(45.5)	$48.7
Cash dividends paid	(5.6)	(5.4)	(0.2)
Other	(0.1)	—	(0.1)
Net cash used for financing activities	$(2.5)	$(50.9)	$48.4

The change in net cash used for financing activities was primarily due to additional borrowings during the first three months of 2023 versus repayments in the first three months of 2022.

Financing Activities

The Company has a $300.0 million secured, floating-rate revolving credit facility (the "Facility") that expires in June 2026 and a $225.0 million term loan (the "Term Loan"), which matures in May 2028.

The Facility can be increased up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders. The obligations under the Facility are generally secured by a first priority lien on working capital assets of the borrowers and guarantors in the Facility, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property. The approximate book value of assets held as collateral under the Facility was $1.2 billion as of March 31, 2023.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At March 31, 2023, the Company was in compliance with the covenants in the Facility.

Key terms of the Facility as of March 31, 2023 were as follows:

FACILITY
U.S. borrowing capacity	$210.0
Non-U.S. borrowing capacity	90.0
Outstanding	126.9
Availability restrictions	7.8
Availability	$165.3
Applicable margins, as defined in agreement
U.S. base rate loans	0.25% to 0.75%
LIBOR, EURIBOR and foreign base rate loans	1.25%-1.75%
Applicable margins, for amounts outstanding
U.S. base rate and LIBOR loans	0.50%; 1.50%
Non-U.S. base rate and LIBOR loans	1.50%
Applicable interest rate, for amounts outstanding
U.S. base rate	8.50%
LIBOR	6.20% to 6.31%
EURIBOR	4.40%
Facility fee, per annum on unused commitment	0.25%
The Term Loan requires quarterly principal payments on the last day of each March, June, September and December, which commenced September 30, 2021, in an amount equal to $562,500 and the final principal repayment is due in May 2028. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan.
The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on working capital assets of the borrowers and guarantors of the Facility, which includes, but is not limited to cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Term Loan was $800 million as of March 31, 2023.
In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. At March 31, 2023, the Company was in compliance with the covenants in the Term Loan.
Key terms of the Term Loan as of March 31, 2023 were as follows:

TERM LOAN
Outstanding	$221.1
Discounts and unamortized deferred financing fees	3.9
Net amount outstanding	$217.2
Applicable margins, as defined in agreement
U.S. base rate loans	2.50%
Eurodollar	3.50%
Eurodollar floor	0.50%
Applicable interest rate, for amounts outstanding	8.36%
The Company had other debt outstanding, excluding finance leases, of approximately $188.5 million at March 31, 2023. In addition to the excess availability under the Facility of $165.3 million, the Company had remaining availability of $20.2 million related to other non-U.S. revolving credit agreements at March 31, 2023.
The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in June 2026.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2022, there have been no significant changes in the total amount of the Company's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on pages 23 and 24 in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Three Months Ended March 31, 2023	Planned for Remainder of 2023	Planned 2023 Total	Actual 2022
Lift truck business	$2.3	$50.4	$52.7	$20.3
Bolzoni	0.7	8.9	9.6	5.5
Nuvera	0.3	3.6	3.9	3.0
	$3.3	$62.9	$66.2	$28.8

Planned expenditures for the remainder of 2023 are primarily for product development, improvements to information technology infrastructure and improvements at manufacturing locations and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	MARCH 31 2023	DECEMBER 31 2022	Change
Cash and cash equivalents	$64.6	$59.0	$5.6
Other net tangible assets	673.3	625.0	48.3
Intangible assets	42.7	42.7	—
Goodwill	52.3	51.3	1.0
Net assets	832.9	778.0	54.9
Total debt	(560.6)	(552.9)	(7.7)
Total temporary and permanent equity	$272.3	$225.1	$47.2
Debt to total capitalization	67%	71%	(4)%

PERSPECTIVES AND OUTLOOK

Market Commentary

The global economic outlook remains constrained and economic activity appears to be decelerating in many parts of the world. This deceleration is due to several factors, including tight monetary policies, designed to contain inflation, in many countries, continued supply chain disruptions and the likelihood of increased unemployment rates as companies reduce expenses. Despite these challenges, the U.S. economy was more resilient in the 2023 first quarter than anticipated after a fourth quarter that included signs of a steeper potential downturn. The latest publicly available lift truck market data indicates that new unit, fourth-quarter 2022 booking activity decreased in all major geographies, particularly EMEA, compared with high prior-year levels. Internal company estimates suggest that the global lift truck market decline continued in the first quarter of 2023 with all major geographies experiencing booking declines compared with the prior-year quarter. Despite the decreases, market levels appear to be stronger than anticipated.

Looking ahead, the Company expects the global lift truck market to decline in all regions for the full-year 2023 compared with 2022. By pre-pandemic historical standards, 2023's global market unit volumes are expected to remain relatively strong in all regions except EMEA.

Several years of extraordinary lift truck market growth led to very significant supplier capacity constraints. A moderate market slowdown could put the lift truck component supply base in a position to meet their supply requirements more efficiently and effectively and allow the Company to work down its extended backlog more quickly.

Operational Perspectives - Lift Truck Business

First-quarter 2023 lift truck bookings decreased significantly from robust prior-year levels due to several factors, including a declining, but still large, global market and a focus on booking orders with strong margins in the context of the Company's extended lead times. First-quarter 2023 bookings increased moderately from fourth-quarter 2022 driven by better-than-expected market conditions and bookings performance in the Americas. Looking forward, 2023 bookings' levels are expected to decrease year-over-year due to the moderating market outlook and the Company’s continued focus on balancing higher-margin units with the need to maintain a full production pipeline for each of its product lines across its facilities. Together, the anticipated bookings' decreases and planned production increases should help the Company further reduce its backlog, which has now decreased over 13% from its peak in the first-quarter 2022.

Full-year 2023 production and shipment volumes are expected to increase compared with 2022, reducing extended lead times as a result of anticipated reduced bookings and continued supply chain improvements. Despite the lower booking rate and expected production improvements, lead times and backlog levels will likely remain above desired levels for some time. However, this extended backlog should serve as a shock absorber for the business if bookings decline more sharply as 2023 progresses.

The trend toward higher average prices and margins for both unit bookings and backlog continued in the first quarter largely due to enhanced pricing and order selectivity. The Company continues to experience material and labor cost increases, but the rate of increase has slowed substantially. Forward economic indicators suggest inflationary pressures are abating and cost inflation is expected to moderate throughout 2023. To offset the substantial inflationary pressure that occurred in 2021 and 2022, the Lift Truck business implemented several price increases. As of March 31, 2023, the Company has worked through a high proportion of its lower-priced, lower-margin backlog units booked before these price increases went into effect. In 2023, the Company expects a positive price-to-cost ratio, in part to address ongoing cost increases in certain areas. The Company will continue to monitor material and labor costs closely, as well as the impact of tariffs, and adjust forward pricing accordingly. As a result of slowing cost inflation and the current higher-priced backlog, the Company believes average unit margins will increase significantly in aggregate in 2023 compared to 2022. That improvement is expected to continue into 2024 as newer bookings, with higher margins, are scheduled for production.

The factors outlined above, as well as the benefits from the Company's maturing strategic initiatives, are expected to lead to a significant revenue increase and a substantial operating profit in 2023. The Lift Truck business first-quarter 2023 operating profit increased more than the Company anticipated. However, second-quarter 2023 Lift Truck operating profit is expected to decrease compared with first-quarter 2023 but significantly exceed fourth-quarter 2022 results. The expected decrease in the second quarter from first-quarter 2023 is due in part to an expected shift in mix toward lower margin sales channels. Second-half 2023 operating profit is expected to be comparable to the first half of the year. However, these forecasts are highly sensitive to the effect of various factors, particularly those that impact global supply chains and production capabilities.

Strategic Perspectives - Lift Truck

From a broad perspective, the Lift Truck business has three core strategies that are expected to transform the Company’s competitiveness, market position and economic performance over time:
•To provide the lowest cost of ownership while improving customer productivity, including for low-intensity applications. The Lift Truck business' capabilities in this area are expected to be enhanced by bringing to market a wide variety of vehicle innovations including: new modular and scalable product families, truck electrification projects and technology advancements in product automation, power options, telemetry and operator assist systems;
•Be the leader in the delivery of industry- and customer-focused solutions by transforming the Company's sales approach to meet a wide variety of customer needs across a broad set of end markets; and
•Be the leader in independent distribution by focusing on effectively coordinating dealer and major account coverage, enhancing dealer excellence and ensuring outstanding dealer ownership globally.

The Company continues to make progress on its high priority projects. The Lift Truck business launched its first modular, scalable lift trucks to the EMEA and Americas markets in 2022. Given the current extended backlog, the production ramp-up for this new product line is occurring gradually. The Company expects to launch these products in the JAPIC market in mid-to-late 2023.

In addition to the new modular, scalable product lines, the Lift Truck business also has key projects geared toward electrification of applications now dominated by internal combustion engine trucks, as well as technology advancements in power options, automation product options, telemetry and operator assist systems. The Company delivered its first electrified fuel cell Container Handler to the Port of Los Angeles for testing in late 2022. In the first half of 2023, Lift Truck anticipates delivering an electrified fuel cell Reach Stacker to the Port of Valencia, Spain, and in mid-to-late 2023 delivering a new electrified fuel cell Terminal Tractor and an electrified fuel cell empty container handler to a customer in Hamburg, Germany. The Company is also exploring options for other electrification projects within the European Union.

Operational and Strategic Perspectives - Bolzoni

Building on its first-quarter 2023 performance, over the remainder of 2023 Bolzoni expects component shortages to continue moderating. Increased pricing is expected to offset higher input costs across 2023. As a result, margins are expected to improve year-over-year, leading to a significantly higher 2023 full-year operating profit compared with 2022, in large part due to the strong first-quarter 2023 performance.

Bolzoni's core strategy is to be the leader in the Attachments business. In this context, Bolzoni continues to concentrate on driving its "One Company - 3 Brands" approach globally, increasing its Americas business and focusing on strengthening its ability to serve key attachment industries and customers in all global markets. As part of this approach, Bolzoni also intends to increase its sales, marketing and product support capabilities in North America and Europe to support its industry-specific sales strategy.

Operational and Strategic Perspectives - Nuvera

Nuvera's core strategy is to be a leader in the fuel cell business. Nuvera continues to focus on placing 45kW and 60kW fuel cell engines in niche, heavy-duty vehicle applications for which battery-only electrification will not provide an adequate solution. As a result, these applications are expected to have significant and nearer-term fuel cell adoption potential, at the same time that Nuvera is shifting from a product to solution-selling emphasis. Nuvera has announced several projects with various third parties to test Nuvera® engines in targeted applications, including the Port of Los Angeles, which began testing in late 2022, and in multiple European ports, which are expected to begin testing in 2023. Nuvera is also developing a new, larger 125kW fuel cell engine for heavier-duty applications and plans to launch 360kW and 470kW modular fuel cell-powered generators for stationary applications.

In 2023, Nuvera expects continued focus on increasing customer product demonstrations and customer bookings. Nuvera is expanding its presence in Europe and China. Shipments in the first quarter of 2023 were for demonstrations of its 45kW and 60kW fuel cell engines for bus, power supply and port equipment applications. Recurring orders for current customers are booked for the 2023 second and third quarters and are expected to result in higher sales in the latter half of the year. Overall, in the context of moderately higher costs, the business is expected to generate a loss in 2023 comparable to 2022 but the increased volume of engine demonstrations should significantly enhance the foundation for future technology adoption and improved financial returns.

Consolidated Outlook

The Company is nearing completion of its program to build out the lower-priced, lower-margin backlog units held over from prior periods. As a result, continued margin expansion is expected to lead to substantial operating profit and net income for the 2023 full year, as well as solid progress toward the Company's 7% operating profit margin goals at both the Lift Truck and Bolzoni businesses. These expectations are based on the Company's ability to effectively manage its ongoing component and labor costs, increase its production levels and achieve reasonably stable material and freight costs.

The programs to reduce inventory and to generate cash are expected to show substantial progress in the second half of 2023. The Company is committed to enhancing its cash flows through its ongoing action plans and continued discipline over capital expenditures and operating expenses. Capital expenditures are expected to be approximately $66 million for full-year 2023, with spending more heavily weighted toward the second half of the year. This full-year increase compares to significantly restrained 2022 levels and is necessary to adequately maintain the Company’s facilities and product development programs. Working capital continues to be an area of intense focus for the Company. Inventory levels remain elevated and above pre-pandemic levels as a result of slow component parts consumption due to prior-period production delays. Efforts to maximize the use of on-hand inventory, coupled with material purchases below expected production rates, are expected to help reduce excess inventory levels throughout the Company in the remaining 2023 quarters. Supply constraints continue to be an issue periodically, but the Company expects continued improvements as 2023 progresses. As a result of these actions, the Company expects a significant increase in cash flow before financing activities for the full-year 2023 compared with 2022.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) delays in delivery and other supply chain disruptions, or increases in costs as a result of inflation or otherwise, including materials and transportation costs and shortages, the imposition of tariffs, or the renewal of tariff exclusions, on raw materials or sourced products, and labor, or changes in or unavailability of quality suppliers or transporters, including the impacts of the foregoing risks on the Company's liquidity, (2) delays in manufacturing and delivery schedules, (3) customer acceptance of pricing, (4) the ability of the Company and its dealers, suppliers and end-users to access credit in the current economic environment, or obtain financing at reasonable rates, or at all, as a result of interest rate volatility and current economic and market conditions, including inflation, (5) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, including any reduction in demand as a result of an economic recession, (6) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, as well as armed conflicts, including the Russia/Ukraine conflict, and their regional effects, (7) exchange rate fluctuations, interest rate volatility and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (8) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (9) the successful commercialization of Nuvera's technology, (10) the political and economic uncertainties in the countries where the Company does business, as well as the effects of any withdrawals from such countries, (11) bankruptcy of or loss of major dealers, retail customers or suppliers, (12) customer acceptance of, changes in the costs of, or delays in the development of new products, (13) introduction of new products by, more favorable product pricing offered by or shorter lead times available through competitors, (14) product liability or other litigation, warranty claims or returns of products, (15) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (16) the ability to attract, retain, and replace workforce and administrative employees, (17) disruptions resulting from natural disasters, public health crises, political crises or other catastrophic events, and (18) the ability to protect the
Company’s information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network breaches.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 27 and 28 and F-22 through F-25 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the Company's derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2022.

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

Changes in internal control over financial reporting: During the first quarter of 2023, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None
Item 1A     Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 in the section entitled “Risk Factors.”
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
    None
Item 3    Defaults Upon Senior Securities
    None
Item 4    Mine Safety Disclosures
    Not applicable
Item 5    Other Information
    None
Item 6    Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number*	Description of Exhibits

10.1**	Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2023)
31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Scott A. Minder pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Scott A. Minder
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101
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

Hyster-Yale Materials Handling, Inc.

Date:	May 2, 2023	/s/ Jennifer M. Langer
Jennifer M. Langer
Vice President, Controller and Chief Accounting Officer (principal accounting officer)