Form 10-Q
period 2023-06-30
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2023-08-01
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at July 28, 2023: 13,395,287
Number of shares of Class B Common Stock outstanding at July 28, 2023: 3,781,994

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2023	DECEMBER 31 2022
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$65.7	$59.0
Accounts receivable, net	582.1	523.6
Inventories, net	820.1	799.5
Prepaid expenses and other	84.4	76.6
Total Current Assets	1,552.3	1,458.7
Property, Plant and Equipment, Net	300.0	310.0
Intangible Assets, Net	41.3	42.7
Goodwill	52.2	51.3
Deferred Income Taxes	2.9	2.6
Investments in Unconsolidated Affiliates	52.0	59.4
Other Non-current Assets	109.2	101.5
Total Assets	$2,109.9	$2,026.2
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$576.9	$585.8
Accounts payable, affiliates	16.3	21.6
Revolving credit facilities	133.9	137.1
Short-term debt and current maturities of long-term debt	156.2	148.8
Accrued payroll	58.9	64.4
Deferred revenue	120.3	139.8
Other current liabilities	308.8	245.4
Total Current Liabilities	1,371.3	1,342.9
Long-term Debt	252.2	267.0
Self-insurance Liabilities	34.8	33.5
Pension Obligations	6.0	6.2
Deferred Income Taxes	12.2	13.4
Other Long-term Liabilities	127.2	138.1
Total Liabilities	1,803.7	1,801.1
Temporary Equity
Redeemable Noncontrolling Interest	13.9	14.2
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 13,387,306 shares outstanding (2022 - 13,154,918 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,782,295 shares outstanding (2022 - 3,783,597 shares outstanding)	0.1	0.1
Capital in excess of par value	309.3	297.7
Treasury stock	(0.1)	—
Retained earnings	206.5	152.7
Accumulated other comprehensive loss	(225.4)	(246.2)
Total Stockholders' Equity	290.5	204.4
Noncontrolling Interests	1.8	6.5
Total Permanent Equity	292.3	210.9
Total Liabilities and Equity	$2,109.9	$2,026.2

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2023	2022	2023	2022
	(In millions, except per share data)
Revenues	$1,090.6	$895.4	$2,089.9	$1,723.0
Cost of sales	892.7	796.3	1,717.6	1,522.7
Gross Profit	197.9	99.1	372.3	200.3
Operating Expenses
Selling, general and administrative expenses	139.1	114.8	270.9	234.3
Operating Profit (Loss)	58.8	(15.7)	101.4	(34.0)
Other (income) expense
Interest expense	8.4	6.1	18.6	11.2
Income from unconsolidated affiliates	(3.1)	(4.1)	(4.9)	(7.0)
Other, net	2.7	4.1	1.0	4.9
	8.0	6.1	14.7	9.1
Income (Loss) Before Income Taxes	50.8	(21.8)	86.7	(43.1)
Income tax expense (benefit)	12.0	(3.1)	20.7	(0.2)
Net Income (Loss)	38.8	(18.7)	66.0	(42.9)
Net income attributable to noncontrolling interests	—	(0.7)	(0.2)	(1.5)
Net income attributable to redeemable noncontrolling interests	(0.2)	—	(0.4)	—
Accrued dividend to redeemable noncontrolling interests	(0.3)	—	(0.5)	—
Net Income (Loss) Attributable to Stockholders	$38.3	$(19.4)	$64.9	$(44.4)

Basic Earnings (Loss) per Share	$2.23	$(1.15)	$3.80	$(2.63)
Diluted Earnings (Loss) per Share	$2.21	$(1.15)	$3.76	$(2.63)

Dividends per Share	$0.3250	$0.3225	$0.6475	$0.6450

Basic Weighted Average Shares Outstanding	17.164	16.907	17.099	16.875
Diluted Weighted Average Shares Outstanding	17.307	16.907	17.265	16.875

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2023	2022	2023	2022
	(In millions)
Net Income (Loss)	$38.8	$(18.7)	$66.0	$(42.9)
Other comprehensive income (loss)
Foreign currency translation adjustment	(6.0)	(40.3)	5.6	(44.9)
Current period cash flow hedging activity	(2.9)	(45.9)	(1.5)	(47.7)
Reclassification of hedging activities into earnings	4.4	5.7	15.3	7.4
Reclassification of pension into earnings	0.8	1.2	1.4	2.4
Comprehensive Income (Loss)	$35.1	$(98.0)	$86.8	$(125.7)
Net income attributable to noncontrolling interests	—	(0.7)	(0.2)	(1.5)
Net income attributable to redeemable noncontrolling interests	(0.2)	—	(0.4)	—
Accrued dividend to redeemable noncontrolling interests	(0.3)	—	(0.5)	—
Foreign currency translation adjustment attributable to noncontrolling interests	0.3	1.5	0.1	1.5
Comprehensive Income (Loss) Attributable to Stockholders	$34.9	$(97.2)	$85.8	$(125.7)

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2023	2022
	(In millions)
Operating Activities
Net income (loss)	$66.0	$(42.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22.5	22.1
Amortization of deferred financing fees	0.7	0.6
Deferred income taxes	(1.2)	(1.7)
Stock-based compensation	10.8	2.6
Dividends from unconsolidated affiliates	10.5	15.6
Other non-current liabilities	(3.8)	(5.0)
Other	11.2	(5.0)
Working capital changes:
Accounts receivable	(55.4)	(100.4)
Inventories	(19.8)	(32.5)
Other current assets	(7.3)	(7.1)
Accounts payable	(15.5)	45.2
Other current liabilities	26.1	108.7
Net cash provided by operating activities	44.8	0.2
Investing Activities
Expenditures for property, plant and equipment	(10.6)	(15.3)
Proceeds from the sale of assets	0.8	0.8
Proceeds from the sale of business	1.1	—
Purchase of noncontrolling interest	(3.2)	(8.4)
Net cash used for investing activities	(11.9)	(22.9)
Financing Activities
Additions to debt	66.6	75.9
Reductions of debt	(79.0)	(35.8)
Net change to revolving credit agreements	(3.4)	4.5
Cash dividends paid	(11.1)	(10.9)
Cash dividends paid to noncontrolling interest	(1.3)	(0.2)
Financing fees paid	(0.6)	—
Purchase of treasury stock	(0.1)	—
Net cash provided by (used for) financing activities	(28.9)	33.5
Effect of exchange rate changes on cash	2.7	(0.7)
Cash and Cash Equivalents
Increase for the period	6.7	10.1
Balance at the beginning of the period	59.0	65.5
Balance at the end of the period	$65.7	$75.6

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY AND PERMANENT EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, March 31, 2022	$—	$0.1	$0.1	$—	$312.3	$218.2	$(102.3)	$(32.1)	$(71.4)	$324.9	$26.6	$351.5
Stock-based compensation	—	—	—	—	0.9	—	—	—	—	0.9	—	0.9
Stock issued under stock compensation plans	—	—	—	—	0.1	—	—	—	—	0.1	—	0.1
Net income (loss)	—	—	—	—	—	(19.4)	—	—	—	(19.4)	0.7	(18.7)
Cash dividends	—	—	—	—	—	(5.5)	—	—	—	(5.5)	(0.2)	(5.7)
Current period other comprehensive loss	—	—	—	—	—	—	(40.3)	(45.9)	—	(86.2)	—	(86.2)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	—	5.7	1.2	6.9	—	6.9
Purchase of noncontrolling interest	—	—	—	—	(12.8)	—	—	—	—	(12.8)	(11.1)	(23.9)
Reclassification from permanent equity to temporary equity	15.9	—	—	—	(9.3)	—	—	—	—	(9.3)	(6.6)	(15.9)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1.5)	(1.5)
Balance, June 30, 2022	$15.9	$0.1	$0.1	$—	$291.2	$193.3	$(142.6)	$(72.3)	$(70.2)	$199.6	$7.9	$207.5

Balance, March 31, 2023	$14.7	$0.1	$0.1	$(0.1)	$303.4	$173.7	$(125.4)	$(25.4)	$(70.9)	$255.5	$2.1	$257.6
Stock-based compensation	—	—	—	—	5.9	—	—	—	—	5.9	—	5.9
Net income	0.2	—	—	—	—	38.3	—	—	—	38.3	—	38.3
Cash dividends	(0.9)	—	—	—	—	(5.5)	—	—	—	(5.5)	(0.4)	(5.9)
Accrued dividends	0.3	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income	—	—	—	—	—	—	(6.0)	(2.9)	—	(8.9)	—	(8.9)
Reclassification adjustment to net income	—	—	—	—	—	—	—	4.4	0.8	5.2	—	5.2
Foreign currency translation on noncontrolling interest	(0.4)	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, June 30, 2023	$13.9	$0.1	$0.1	$(0.1)	$309.3	$206.5	$(131.4)	$(23.9)	$(70.1)	$290.5	$1.8	$292.3

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY AND PERMANENT EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, December 31, 2021	$—	$0.1	$0.1	$(4.5)	$315.1	$248.6	$(97.7)	$(32.0)	$(72.6)	$357.1	$25.8	$382.9
Stock-based compensation	—	—	—	—	2.6	—	—	—	—	2.6	—	2.6
Stock issued under stock compensation plans	—	—	—	4.5	(4.4)	—	—	—	—	0.1	—	0.1
Net income (loss)	—	—	—	—	—	(44.4)	—	—	—	(44.4)	1.5	(42.9)
Cash dividends	—	—	—	—	—	(10.9)	—	—	—	(10.9)	(0.2)	(11.1)
Current period other comprehensive loss	—	—	—	—	—	—	(44.9)	(47.7)	—	(92.6)	—	(92.6)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	—	7.4	2.4	9.8	—	9.8
Purchase of noncontrolling interest	—	—	—	—	(12.8)	—	—	—	—	(12.8)	(11.1)	(23.9)
Reclassification from permanent equity to temporary equity	15.9	—	—	—	(9.3)	—	—	—	—	(9.3)	(6.6)	(15.9)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1.5)	(1.5)
Balance, June 30, 2022	$15.9	$0.1	$0.1	$—	$291.2	$193.3	$(142.6)	$(72.3)	$(70.2)	$199.6	$7.9	$207.5

Balance, December 31, 2022	$14.2	$0.1	$0.1	$—	$297.7	$152.7	$(137.0)	$(37.7)	$(71.5)	$204.4	$6.5	$210.9
Stock-based compensation	—	—	—	—	10.8	—	—	—	—	10.8	—	10.8
Purchase of treasury stock	—	—	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Net income	0.4	—	—	—	—	64.9	—	—	—	64.9	0.2	65.1
Cash dividends	(0.9)	—	—	—	—	(11.1)	—	—	—	(11.1)	(0.4)	(11.5)
Accrued dividends	0.5	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income	—	—	—	—	—	—	5.6	(1.5)	—	4.1	—	4.1
Reclassification adjustment to net income	—	—	—	—	—	—	—	15.3	1.4	16.7	—	16.7
Purchase of noncontrolling interest	—	—	—	—	0.8	—	—	—	—	0.8	(4.0)	(3.2)
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(0.7)	(0.7)
Foreign currency translation on noncontrolling interest	(0.3)	—	—	—	—	—	—	—	—	—	0.2	0.2
Balance, June 30, 2023	$13.9	$0.1	$0.1	$(0.1)	$309.3	$206.5	$(131.4)	$(23.9)	$(70.1)	$290.5	$1.8	$292.3

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2023 and the results of its operations and changes in equity for the three and six months ended June 30, 2023 and 2022, and the results of its cash flows for the six months ended June 30, 2023 and 2022 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the six months ended June 30, 2023 and 2022.

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

	THREE MONTHS ENDED
	JUNE 30, 2023
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$412.8	$165.5	$41.2	$—	$—	$—	$619.5
Direct customer sales	176.1	2.0	—	—	—	—	178.1
Aftermarket sales	184.1	28.2	8.0	—	—	—	220.3
Other	15.5	4.9	0.4	96.6	1.0	(45.7)	72.7
Total Revenues	$788.5	$200.6	$49.6	$96.6	$1.0	$(45.7)	$1,090.6

	THREE MONTHS ENDED
	JUNE 30, 2022
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$301.6	$150.6	$56.1	$—	$—	$—	$508.3
Direct customer sales	119.9	3.3	—	—	—	—	123.2
Aftermarket sales	147.2	25.2	8.7	—	—	—	181.1
Other	27.9	5.7	0.1	86.4	0.3	(37.6)	82.8
Total Revenues	$596.6	$184.8	$64.9	$86.4	$0.3	$(37.6)	$895.4

	SIX MONTHS ENDED
	JUNE 30, 2023
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$776.9	$342.6	$82.0	$—	$—	$—	$1,201.5
Direct customer sales	298.6	4.5	—	—	—	—	303.1
Aftermarket sales	365.9	57.1	15.0	—	—	—	438.0
Other	33.0	11.3	0.5	195.2	2.6	(95.3)	147.3
Total Revenues	$1,474.4	$415.5	$97.5	$195.2	$2.6	$(95.3)	$2,089.9

	SIX MONTHS ENDED
	JUNE 30, 2022
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$591.5	$281.2	$102.8	$—	$—	$—	$975.5
Direct customer sales	219.4	9.4	—	—	—	—	228.8
Aftermarket sales	292.3	52.8	13.6	—	—	—	358.7
Other	51.1	11.1	0.2	181.5	0.9	(84.8)	160.0
Total Revenues	$1,154.3	$354.5	$116.6	$181.5	$0.9	$(84.8)	$1,723.0
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

Deferred Revenue
Balance, December 31, 2022	$153.8
Customer deposits and billings	14.3
Revenue recognized	(36.9)
Foreign currency effect	0.2
Balance, June 30, 2023	$131.4

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

Operating profit is the measure of segment profit or loss. Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2023	2022	2023	2022
Revenues from external customers
Americas	$788.5	$596.6	$1,474.4	$1,154.3
EMEA	200.6	184.8	415.5	354.5
JAPIC	49.6	64.9	97.5	116.6
Lift truck business	1,038.7	846.3	1,987.4	1,625.4
Bolzoni	96.6	86.4	195.2	181.5
Nuvera	1.0	0.3	2.6	0.9
Eliminations	(45.7)	(37.6)	(95.3)	(84.8)
Total	$1,090.6	$895.4	$2,089.9	$1,723.0
Operating profit (loss)
Americas	$65.2	$3.1	$112.7	$7.5
EMEA	1.1	(10.8)	3.7	(22.2)
JAPIC	(3.8)	(4.0)	(6.1)	(7.7)
Lift truck business	62.5	(11.7)	110.3	(22.4)
Bolzoni	5.4	3.4	9.8	5.5
Nuvera	(9.2)	(7.9)	(19.0)	(16.0)
Eliminations	0.1	0.5	0.3	(1.1)
Total	$58.8	$(15.7)	$101.4	$(34.0)

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

A reconciliation of the U.S. federal statutory rate to the reported income tax rate is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2023	2022	2023	2022
Income (loss) before income taxes	$50.8	$(21.8)	$86.7	$(43.1)
Statutory taxes (21%)	$10.7	$(4.6)	$18.2	$(9.1)
Interim adjustment	—	0.9	(0.3)	(1.5)
Permanent adjustments:
Valuation allowance	0.9	5.0	0.5	15.9
Other	2.7	0.1	4.4	(0.2)
Discrete items	(2.3)	(4.5)	(2.1)	(5.3)
Income tax expense (benefit)	$12.0	$(3.1)	$20.7	$(0.2)
Reported income tax rate	23.6%	14.2%	23.9%	0.5%
The Company's estimated annual effective income tax rate assumes that a significant portion of its net operating loss carryforwards will be utilized in 2023 along with the release of the associated valuation allowances. This release will be more than offset by the capitalization of research and development expenses under current U.S. tax rules for which a valuation allowance will be provided. The net of these items is included in the valuation allowance line in the table above.

During the first and second quarters of 2023, the Company recorded other permanent adjustments primarily relating to state income taxes and non-deductible compensation.

During the second quarter of 2023 and 2022, the Company recognized discrete tax benefits of $2.3 million and $4.5 million, respectively, mainly resulting from the expiration of the statute of limitations for uncertain tax positions related to acquisitions. Of those amounts, an offsetting pre-tax indemnity receivable was recorded for $2.1 million and $3.8 million in the second quarter of 2023 and 2022, respectively. The expense for the release of the indemnity receivable was recorded in pre-tax earnings on the line “Other, net” in the unaudited condensed consolidated statements of operations.

Note 6—Reclassifications from OCI

The following table summarizes reclassifications out of Accumulated Other Comprehensive Income ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

OCI Components	Amount Reclassified from OCI				Affected Line Item
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2023	2022	2023	2022
Gain (loss) on cash flow hedges:
Interest rate contracts	$3.9	$0.8	$2.7	$1.7	Interest expense
Foreign exchange contracts	(8.3)	(6.4)	(18.0)	(8.9)	Cost of sales
Total before tax	(4.4)	(5.6)	(15.3)	(7.2)	Income (loss) before income taxes
Tax (expense) benefit	—	(0.1)	—	(0.2)	Income tax expense (benefit)
Net of tax	$(4.4)	$(5.7)	$(15.3)	$(7.4)	Net income (loss)
Amortization of defined benefit pension items:
Actuarial loss	$(0.7)	$(1.2)	$(1.4)	$(2.4)	Other, net
Total before tax	(0.7)	(1.2)	(1.4)	(2.4)	Income (loss) before income taxes
Tax (expense) benefit	(0.1)	—	—	—	Income tax expense (benefit)
Net of tax	$(0.8)	$(1.2)	$(1.4)	$(2.4)	Net income (loss)
Total reclassifications for the period	$(5.2)	$(6.9)	$(16.7)	$(9.8)

Note 7—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding finance leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At June 30, 2023, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $504.1 million and $514.8 million, respectively. At December 31, 2022, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $486.4 million and $490.3 million, respectively.

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

The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company's interest rate swap agreements and the associated variable rate financings are predominately based upon the one-month Secured Overnight Financing Rate ("SOFR"). Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the unaudited condensed consolidated statements of operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $0.9 billion at June 30, 2023, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, Mexican pesos, Swedish kroner, British pounds and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $0.8 billion at December 31, 2022, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, British pounds, Mexican pesos, Swedish kroner and Australian dollars. The fair value of these contracts approximated a net liability of $35.3 million and $43.5 million at June 30, 2023 and December 31, 2022, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 24 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2023, $30.0 million of the amount of net deferred loss included in OCI at June 30, 2023 is expected to be reclassified as expense into the unaudited condensed consolidated statements of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on its $225.0 million term loan borrowings. In addition, the Company holds certain contracts that hedge interest payments on Bolzoni's debt.

The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at June 30, 2023 and December 31, 2022:

Notional Amount		Average Fixed Rate
JUNE 30	DECEMBER 31	JUNE 30	DECEMBER 31
2023	2022	2023	2022	Term at June 30, 2023
$180.0	$180.0	1.65%	1.68%	Extending to May 2027
$21.2	$22.4	0.20%	0.18%	Extending to May 2027
The fair value of all interest rate swap agreements was a net asset of $16.5 million and $16.1 million at June 30, 2023 and December 31, 2022, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2023, $7.0 million of the amount included in OCI as net deferred gain is expected to be reclassified as income in the unaudited condensed consolidated statements of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	JUNE 30 2023	DECEMBER 31 2022	Balance Sheet Location	JUNE 30 2023	DECEMBER 31 2022
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$6.7	$5.9	Prepaid expenses and other	$—	$—
Long-term	Other non-current assets	9.8	10.2	Other non-current assets	—	—

Foreign currency exchange contracts
Current	Prepaid expenses and other	—	—	Prepaid expenses and other	—	—
	Other current liabilities	5.3	2.6	Other current liabilities	34.1	32.1
Long-term	Other non-current assets	1.4	0.7	Other non-current assets	0.2	0.3
	Other long-term liabilities	1.4	1.0	Other long-term liabilities	8.5	17.3
Total derivatives designated as hedging instruments		$24.6	$20.4		$42.8	$49.7
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	—	—	Prepaid expenses and other	—	—
	Other current liabilities	3.7	4.9	Other current liabilities	4.3	3.0
Total derivatives not designated as hedging instruments		$3.7	$4.9		$4.3	$3.0
Total derivatives		$28.3	$25.3		$47.1	$52.7

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of June 30, 2023				Derivative Liabilities as of June 30, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$16.5	$—	$16.5	$16.5	$—	$—	$—	$—
Foreign currency exchange contracts	1.2	(1.2)	—	—	36.5	(1.2)	35.3	35.3
Total derivatives	$17.7	$(1.2)	$16.5	$16.5	$36.5	$(1.2)	$35.3	$35.3

	Derivative Assets as of December 31, 2022				Derivative Liabilities as of December 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$16.1	$—	$16.1	$16.1	$—	$—	$—	$—
Foreign currency exchange contracts	0.4	(0.4)	—	—	43.9	(0.4)	43.5	43.5
Total derivatives	$16.5	$(0.4)	$16.1	$16.1	$43.9	$(0.4)	$43.5	$43.5

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS ENDED		SIX MONTHS ENDED			THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30					JUNE 30
Derivatives Designated as Hedging Instruments	2023	2022	2023	2022		2023	2022	2023	2022
Cash Flow Hedges
Interest rate swap agreements	$7.0	$4.9	$3.2	$15.5	Interest expense	$3.9	$0.8	$2.7	$1.7
Foreign currency exchange contracts	(10.1)	(50.9)	(5.2)	(63.4)	Cost of sales	(8.3)	(6.4)	(18.0)	(8.9)
Total	$(3.1)	$(46.0)	$(2.0)	$(47.9)		$(4.4)	$(5.6)	$(15.3)	$(7.2)

Derivatives Not Designated as Hedging Instruments					Location of Gain or (Loss) Recognized in Income on Derivative	2023	2022	2023	2022
Cash Flow Hedges
Foreign currency exchange contracts					Cost of sales	$(4.6)	$(8.4)	$(4.7)	$(18.0)
Total						$(4.6)	$(8.4)	$(4.7)	$(18.0)

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

The Company presents the components of net benefit cost, other than service cost, in other (income) expense in the unaudited condensed consolidated statements of operations for its pension plans. Service cost for the Company's pension plan is reported in operating profit. The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2023	2022	2023	2022
U.S. Pension
Interest cost	$0.7	$0.4	$1.3	$0.8
Expected return on plan assets	(0.7)	(0.8)	(1.3)	(1.8)
Amortization of actuarial loss	0.5	0.4	1.0	0.9
Total	$0.5	$—	$1.0	$(0.1)
Non-U.S. Pension
Service cost	$—	$—	$—	$0.1
Interest cost	1.4	0.7	2.7	1.6
Expected return on plan assets	(1.9)	(1.9)	(3.7)	(3.9)
Amortization of actuarial loss	0.2	0.8	0.4	1.5
Total	$(0.3)	$(0.4)	$(0.6)	$(0.7)

Note 9—Inventories

Inventories are summarized as follows:

	JUNE 30 2023	DECEMBER 31 2022
Finished goods and service parts	$415.0	$335.8
Work in process	40.8	36.0
Raw materials	457.1	522.1
Total manufactured inventories	912.9	893.9
LIFO reserve	(92.8)	(94.4)
Total inventory	$820.1	$799.5
Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At June 30, 2023 and December 31, 2022, 50% and 52%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, for the lift truck business in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

Note 10—Current and Long-Term Financing

On May 25, 2023, the Company entered into an amendment of its secured, floating-rate revolving credit facility (the "Facility"). As a result of the amendment, among other items, (i) a new tranche of revolving loans with aggregate commitments of $25.0 million (the “FILO Commitments”) was established under the Facility and (ii) the benchmark interest rate for U.S. dollar-denominated borrowings under the Facility changed from LIBOR to Term SOFR, each as defined in the Facility.

The FILO Commitments will terminate on May 1, 2024 unless otherwise terminated prior to such date by the Company in accordance with the terms of the Facility. Commencing December 1, 2023, the FILO Commitments will amortize on a monthly basis in the amount of $4.2 million per month. Loans under the FILO Commitments ("FILO Loans") bear interest at a floating rate, which can be a base rate or Term SOFR, plus an applicable margin. The applicable margins for FILO Loans are 2.25% for base rate loans and 3.25% for Term SOFR loans. Subsequent to the amendment, existing U.S. Loans (as defined in the Facility) were reallocated to the FILO Commitment. As a result of such reallocation, the FILO Commitment was fully utilized as of the closing.

After giving effect to the amendment, the Facility consists of a domestic revolving credit facility in the amount of $210.0 million, a foreign revolving credit facility in the amount of $90.0 million and the FILO Commitments in the amount of $25.0 million.

The Company incurred approximately $0.6 million of additional deferred financing fees in connection with the amendment of the Facility.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2023
Balance at December 31, 2022	$56.7
Current year warranty expense	21.2
Change in estimate related to pre-existing warranties	(3.6)
Payments made	(12.7)
Foreign currency effect	0.3
Balance at June 30, 2023	$61.9

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

Note 13—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at June 30, 2023 and December 31, 2022 were $141.5 million and $133.2 million, respectively. As of June 30, 2023, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at June 30, 2023 was approximately $195.4 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of June 30, 2023, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $25.5 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $12.1 million as of June 30, 2023. The $25.5 million is included in the $141.5 million of total amounts subject to recourse or repurchase obligations at June 30, 2023.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At June 30, 2023, approximately $129.8 million of the Company's total recourse or repurchase obligations of $141.5 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At June 30, 2023, loans from WF to HYGFS totaled $1.2 billion.

Although the Company’s contractual guarantee was $244.5 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $129.8 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $221.2 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $288.9 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

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

The Company's equity investments in unconsolidated affiliates recorded on the unaudited condensed consolidated balance sheets are as follows:

	June 30, 2023	December 31, 2022
HYGFS	$17.2	$21.8
SN	32.6	36.0
Bolzoni	0.3	0.4

Dividends received from unconsolidated affiliates are summarized below:

	SIX MONTHS ENDED
	JUNE 30
	2023	2022
HYGFS	$10.5	$14.9
SN	—	0.7
	$10.5	$15.6

Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2023	2022	2023	2022
Revenues	$121.3	$103.7	$229.3	$210.5
Gross profit	$44.0	$43.1	$83.4	$86.5
Income from continuing operations	$15.9	$17.1	$27.6	$31.1
Net income	$15.9	$17.1	$27.6	$31.1

The Company has a non-U.S. equity investment in a third party valued using a quoted market price in an active market, or Level 1 in the fair value hierarchy. The Company's investment as of June 30, 2023 and December 31, 2022 was $1.1 million and $0.5 million, respectively. Any gain or loss on the investment is included on the line "Other, net" in the "Other (income) expense" section of the unaudited condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2023	2022	2023	2022
Gain on equity investment	$0.3	$0.6	$0.5	$0.6

The Company has a debt investment in a third party, OneH2, Inc. The Company's investment was $0.8 million as of each June 30, 2023 and December 31, 2022.

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

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)	SIX MONTHS ENDED		Favorable / (Unfavorable)
	JUNE 30			JUNE 30
	2023	2022	% Change	2023	2022	% Change
Lift truck unit shipments (in thousands)
Americas	18.3	13.9	31.7%	34.4	28.5	20.7%
EMEA	7.0	7.8	(10.3)%	13.8	14.3	(3.5)%
JAPIC	2.4	3.6	(33.3)%	4.7	6.4	(26.6)%
	27.7	25.3	9.5%	52.9	49.2	7.5%
Revenues
Americas	$788.5	$596.6	32.2%	$1,474.4	$1,154.3	27.7%
EMEA	200.6	184.8	8.5%	415.5	354.5	17.2%
JAPIC	49.6	64.9	(23.6)%	97.5	116.6	(16.4)%
Lift truck business	1,038.7	846.3	22.7%	1,987.4	1,625.4	22.3%
Bolzoni	96.6	86.4	11.8%	195.2	181.5	7.5%
Nuvera	1.0	0.3	233.3%	2.6	0.9	188.9%
Eliminations	(45.7)	(37.6)	21.5%	(95.3)	(84.8)	12.4%
	$1,090.6	$895.4	21.8%	$2,089.9	$1,723.0	21.3%

	THREE MONTHS ENDED		Favorable / (Unfavorable)	SIX MONTHS ENDED		Favorable / (Unfavorable)
	JUNE 30			JUNE 30
	2023	2022	% Change	2023	2022	% Change
Gross profit
Americas	$143.4	$66.1	116.9%	$264.6	$133.1	98.8%
EMEA	27.1	11.3	139.8%	54.0	25.7	110.1%
JAPIC	6.5	3.9	66.7%	14.0	8.4	66.7%
Lift truck business	177.0	81.3	117.7%	332.6	167.2	98.9%
Bolzoni	22.6	18.9	19.6%	43.3	37.7	14.9%
Nuvera	(1.8)	(1.6)	(12.5)%	(3.9)	(3.5)	(11.4)%
Eliminations	0.1	0.5	n.m.	0.3	(1.1)	n.m.
	$197.9	$99.1	99.7%	$372.3	$200.3	85.9%
Selling, general and administrative expenses
Americas	$78.2	$63.0	(24.1)%	$151.9	$125.6	(20.9)%
EMEA	26.0	22.1	(17.6)%	50.3	47.9	(5.0)%
JAPIC	10.3	7.9	(30.4)%	20.1	16.1	(24.8)%
Lift truck business	114.5	93.0	(23.1)%	222.3	189.6	(17.2)%
Bolzoni	17.2	15.5	(11.0)%	33.5	32.2	(4.0)%
Nuvera	7.4	6.3	(17.5)%	15.1	12.5	(20.8)%
	$139.1	$114.8	(21.2)%	$270.9	$234.3	(15.6)%
Operating profit (loss)
Americas	$65.2	$3.1	n.m.	$112.7	$7.5	n.m.
EMEA	1.1	(10.8)	n.m.	3.7	(22.2)	n.m.
JAPIC	(3.8)	(4.0)	5.0%	(6.1)	(7.7)	20.8%
Lift truck business	62.5	(11.7)	n.m.	110.3	(22.4)	n.m.
Bolzoni	5.4	3.4	58.8%	9.8	5.5	78.2%
Nuvera	(9.2)	(7.9)	(16.5)%	(19.0)	(16.0)	(18.8)%
Eliminations	0.1	0.5	n.m.	0.3	(1.1)	n.m.
	$58.8	$(15.7)	n.m.	$101.4	$(34.0)	n.m.
Interest expense	$8.4	$6.1	(37.7)%	$18.6	$11.2	(66.1)%
Other (income) expense	$(0.4)	$—	n.m.	$(3.9)	$(2.1)	85.7%
Net income (loss) attributable to stockholders	$38.3	$(19.4)	n.m.	$64.9	$(44.4)	n.m.
Diluted earnings (loss) per share	$2.21	$(1.15)	n.m.	$3.76	$(2.63)	n.m.
Reported income tax rate	23.6%	14.2%		23.9%	0.5%
n.m. - not meaningful

Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. "Other adjustments" in the first six months of 2022 below represents suspended orders for which the Company has no defined plans to fulfill. As of June 30, 2023, unit backlog excludes 2,500 of these suspended orders. As of June 30, 2023, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2023	2022	2023	2022
Unit backlog, beginning of period	99.2	114.1	102.1	105.3
Unit shipments	(27.7)	(25.3)	(52.9)	(49.2)
Unit bookings	21.3	23.2	43.6	59.1
Other adjustments	—	—	—	(3.2)
Unit backlog, end of period	92.8	112.0	92.8	112.0
The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2023	2022	2023	2022
Bookings, approximate sales value	$680	$760	$1,370	$1,710
Backlog, approximate sales value	$3,610	$3,530	$3,610	$3,530

Second Quarter of 2023 Compared with Second Quarter of 2022

The following table identifies the components of change in revenues for the second quarter of 2023 compared with the second quarter of 2022:

	Revenues
		Lift truck
	HY	Americas	EMEA	JAPIC
2022	$895.4	$596.6	$184.8	$64.9
Increase (decrease) in 2023 from:
Unit volume and product mix	91.8	116.6	(10.4)	(14.4)
Price	77.9	51.3	25.4	1.2
Parts	32.0	29.3	2.7	—
Bolzoni revenues	10.2	—	—	—
Nuvera revenues	0.7	—	—	—
Eliminations	(8.1)	—	—	—
Foreign currency	(3.2)	(1.1)	(0.2)	(1.9)
Other	(6.1)	(4.2)	(1.7)	(0.2)
2023	$1,090.6	$788.5	$200.6	$49.6

Revenues increased 21.8% to $1,090.6 million in the second quarter of 2023 from $895.4 million in the second quarter of 2022. The increase in Lift Truck revenues was primarily due to higher unit and parts volumes, mainly in the Americas and improved pricing in all geographic regions. The improvement in revenue was partially offset by a decline in unit shipments in EMEA and JAPIC.

Bolzoni revenues increased in the second quarter of 2023 compared with the second quarter of 2022 mainly from higher volume and pricing.

The following table identifies the components of change in operating profit (loss) for the second quarter of 2023 compared with the second quarter of 2022:

	Operating Profit (Loss)
		Lift truck
	HY	Americas	EMEA	JAPIC
2022	$(15.7)	$3.1	$(10.8)	$(4.0)
Increase (decrease) in 2023 from:
Lift truck gross profit	95.3	77.3	15.8	2.6
Lift truck selling, general and administrative expenses	(21.5)	(15.2)	(3.9)	(2.4)
Bolzoni operations	2.0	—	—	—
Nuvera operations	(1.3)	—	—	—
2023	$58.8	$65.2	$1.1	$(3.8)

The Company recognized an operating profit of $58.8 million in the second quarter of 2023 compared with an operating loss of $15.7 million in the second quarter of 2022. The increase in Lift Truck operating profit was primarily due to improved gross profit from higher pricing of $77.9 million, mainly in the Americas and EMEA, a shift in sales to higher margin lift trucks and higher unit and parts sales compared with the second quarter of 2022. These items were partially offset by higher selling, general and administrative expenses for increased employee-related costs, including incentive compensation.

Operating profit in the Americas increased primarily due to improved gross profit from higher pricing of $51.3 million, a shift in sales to higher margin lift trucks, higher unit and parts sales, as well as favorable material costs, partially offset by higher selling, general and administrative expenses related to higher employee costs, including incentive compensation.

EMEA recognized operating profit of $1.1 million in the second quarter of 2023 compared with an operating loss of $10.8 million in the second quarter of 2022, primarily from higher gross profit from improved pricing of $25.4 million, partially offset by manufacturing inefficiencies and higher selling, general and administrative expenses.

Bolzoni's operating profit increased to $5.4 million in the second quarter of 2023 compared with $3.4 million in the second quarter of 2022 due to higher gross profit from improved pricing and higher sales volume.

The Company recognized net income attributable to stockholders of $38.3 million in the second quarter of 2023 compared with a net loss of $19.4 million in the second quarter of 2022. The improvement was primarily the result of higher operating profit (loss), partially offset by higher income taxes and interest expense. See Note 5 of the Company's condensed consolidated financial statements for further discussion of the Company's income tax provision.

First Six Months of 2023 Compared with First Six Months of 2022

The following table identifies the components of change in revenues for the first six months of 2023 compared with the first six months of 2022:

	Revenues
		Lift truck
	HY	Americas	EMEA	JAPIC
2022	$1,723.0	$1,154.3	$354.5	$116.6
Increase (decrease) in 2023 from:
Unit volume and product mix	164.4	167.9	16.9	(20.4)
Price	152.2	96.6	53.1	2.5
Parts	64.1	56.7	5.5	1.9
Bolzoni revenues	13.7	—	—	—
Nuvera revenues	1.7	—	—	—
Foreign currency	(17.4)	(0.2)	(13.8)	(3.4)
Eliminations	(10.5)	—	—	—
Other	(1.3)	(0.9)	(0.7)	0.3
2023	$2,089.9	$1,474.4	$415.5	$97.5

Revenues increased 21.3% to $2,089.9 million in the first six months of 2023 from $1,723.0 million in the first six months of 2022. The increase was primarily due to higher unit and parts volume in the Americas, improved pricing and a shift in sales to higher-priced lift trucks in the Americas and EMEA.

The following table identifies the components of change in operating profit for the first six months of 2023 compared with the first six months of 2022:

	Operating Profit (Loss)
		Lift truck
	HY	Americas	EMEA	JAPIC
2022	$(34.0)	$7.5	$(22.2)	$(7.7)
Increase (decrease) in 2023 from:
Lift truck gross profit	166.8	131.5	28.3	5.6
Lift truck selling, general and administrative expenses	(32.7)	(26.3)	(2.4)	(4.0)
Bolzoni operations	4.4	—	—	—
Nuvera operations	(3.1)	—	—	—
2023	$101.4	$112.7	$3.7	$(6.1)

The Company recognized an operating profit of $101.4 million in the first six months of 2023 compared with an operating loss of $34.0 million in the first six months of 2022. The increase in Lift Truck operating profit was primarily due to improved gross profit from higher pricing of $152.2 million, mainly in the Americas and EMEA, and a shift in sales to higher margin lift trucks and higher unit and parts sales compared with the first six months of 2022. These items were partially offset by higher selling, general and administrative expenses for increased employee-related costs, including incentive compensation.

Operating profit in the Americas increased primarily due to improved gross profit from higher pricing of $96.6 million, a shift in sales to higher margin lift trucks and increased unit and parts sales, partially offset by higher selling, general and administrative expenses, related to higher employee costs, including incentive compensation.

EMEA's operating profit improved mainly due to improved gross profit from improved pricing of $53.1 million, partially offset by material cost inflation and manufacturing inefficiencies.

JAPIC's operating loss improved to $6.1 million in the first six months of 2023 from $7.7 million in the first six months of 2022, primarily due to higher gross profit from a shift in mix to higher-margin products and price increases, partially offset by higher selling, general and administrative expenses for increased employee-related costs and marketing programs.

Bolzoni's operating profit increased to $9.8 million in the first six months of 2023 compared with $5.5 million in the first six months of 2022 due to higher gross profit from a shift in mix to higher-margin products and higher volume, partially offset by material cost inflation.

Nuvera's operating loss increased to $19.0 million in the first six months of 2023 compared with $16.0 million in the first six months of 2022 primarily from higher selling, general and administrative expenses for increased employee-related costs, including incentive compensation, and product development.

The Company recognized net income attributable to stockholders of $64.9 million in the first six months of 2023 compared with a net loss of $44.4 million in the first six months of 2022. The improvement was primarily the result of the factors affecting operating profit (loss), partially offset by higher income taxes and interest expense. See Note 5 of the Company's condensed consolidated financial statements for further discussion of the Company's income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2023	2022	Change
Operating activities:
Net income (loss)	$66.0	$(42.9)	$108.9
Depreciation and amortization	22.5	22.1	0.4
Dividends from unconsolidated affiliates	10.5	15.6	(5.1)
Working capital changes
Accounts receivable	(55.4)	(100.4)	45.0
Inventories	(19.8)	(32.5)	12.7
Accounts payable and other liabilities	10.6	153.9	(143.3)
Other current assets	(7.3)	(7.1)	(0.2)
Other operating activities	17.7	(8.5)	26.2
Net cash provided by operating activities	44.8	0.2	44.6
Investing activities:
Expenditures for property, plant and equipment	(10.6)	(15.3)	4.7
Proceeds from the sale of assets and business	1.9	0.8	1.1
Purchase of noncontrolling interest	(3.2)	(8.4)	5.2
Net cash used for investing activities	(11.9)	(22.9)	11.0
Cash flow before financing activities	$32.9	$(22.7)	$55.6

Net cash provided by operating activities increased $44.6 million in the first six months of 2023 compared with the first six months of 2022, primarily as a result of higher net income and non-cash adjustments for stock compensation and currency translation partially offset by changes in working capital items. The changes in working capital were mainly due to a decrease in customer deposits received related to down payments on orders partially offset by a smaller increase in accounts receivable in the first six months of 2023 compared with the first six months of 2022.

The change in net cash used for investing activities during the first six months of 2023 compared with the first six months of 2022 was due to the purchase of Bolzoni's noncontrolling interest in 2023 compared with the first installment purchase of the noncontrolling interest of Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. in 2022 and lower capital expenditures.

	2023	2022	Change
Financing activities:
Net increase (decrease) of long-term debt and revolving credit agreements	$(15.8)	$44.6	$(60.4)
Cash dividends paid	(12.4)	(11.1)	(1.3)
Other	(0.7)	—	(0.7)
Net cash provided by (used for) financing activities	$(28.9)	$33.5	$(62.4)

The change in net cash used for financing activities was primarily due to repayments of debt in the first six months of 2023 compared with additional borrowings during the first six months of 2022.

Financing Activities

The Company has a $325.0 million secured, floating-rate revolving credit facility (the "Facility") that expires in June 2026 and a $225.0 million term loan (the "Term Loan"), which matures in May 2028. The Facility was amended in the second quarter of 2023 for the purpose of, among other items, (i) establishing a new tranche of revolving loans with aggregate commitments of $25.0 million under the Facility and (ii) changing the benchmark interest rate for U.S. dollar-denominated borrowings under the Facility from LIBOR to Term SOFR, each as defined in the Facility. The Term Loan was amended in the second quarter of 2023 for the purpose of changing the benchmark interest rate for borrowings under the Term Loan from LIBOR to Term SOFR, each as defined in the Facility. See Note 10 of the Company's condensed consolidated financial statements for further discussion.

The Facility can be increased up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders. The obligations under the Facility are generally secured by a first priority lien on working capital assets of the borrowers and guarantors in the Facility, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property. The approximate book value of assets held as collateral under the Facility was $1.2 billion as of June 30, 2023.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At June 30, 2023, the Company was in compliance with the covenants in the Facility.

The new $25.0 million tranche will terminate on May 1, 2024 unless otherwise terminated prior to such date by the Company in accordance with the terms of the Facility. Commencing December 1, 2023, the new $25.0 million tranche will amortize on a monthly basis in the amount of $4.2 million per month.
Key terms of the Facility as of June 30, 2023 were as follows:

		FACILITY
U.S. borrowing capacity		$235.0
Non-U.S. borrowing capacity		90.0
Outstanding		127.6
Availability restrictions		7.8
Availability		$189.6

	FILO LOANS	LOANS OTHER THAN FILO LOANS
Applicable margins, as defined in agreement
U.S. base rate loans	2.25%	0.25% to 0.75%
SOFR, EURIBOR and foreign base rate loans	3.25%	1.25% to 1.75%
SOFR adjustment, as defined in agreement	0.10%	0.10%
Applicable margins, for amounts outstanding
U.S. base rate and SOFR loans	—	0.50%; 1.50%
Non-U.S. base rate and SOFR loans	3.25%	1.50%
Applicable interest rate, for amounts outstanding
SOFR	8.44%	6.77%
EURIBOR	—	4.40%
Facility fee, per annum on unused commitment	—	0.25%

The Term Loan requires quarterly principal payments on the last day of each March, June, September and December, which commenced September 30, 2021, in an amount equal to $562,500 and the final principal repayment is due in May 2028. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan.
The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on working capital assets of the borrowers and guarantors of the Facility, which includes, but is not limited to cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Term Loan was $800 million as of June 30, 2023.

In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. At June 30, 2023, the Company was in compliance with the covenants in the Term Loan.
Key terms of the Term Loan as of June 30, 2023 were as follows:

TERM LOAN
Outstanding	$220.5
Discounts and unamortized deferred financing fees	3.7
Net amount outstanding	$216.8
Applicable margins, as defined in agreement
U.S. base rate loans	2.50%
SOFR	3.50%
SOFR adjustment, as defined in agreement	0.11%
SOFR floor	0.50%
Applicable interest rate, for amounts outstanding	8.72%
The Company had other debt outstanding, excluding finance leases, of approximately $170.4 million at June 30, 2023. In addition to the excess availability under the Facility of $189.6 million, the Company had remaining availability of $25.9 million related to other non-U.S. revolving credit agreements at June 30, 2023.
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

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Six Months Ended June 30, 2023	Planned for Remainder of 2023	Planned 2023 Total	Actual 2022
Lift truck business	$7.5	$44.1	$51.6	$20.3
Bolzoni	2.0	7.4	9.4	5.5
Nuvera	1.1	3.0	4.1	3.0
	$10.6	$54.5	$65.1	$28.8

Planned expenditures for the remainder of 2023 are primarily for product development, improvements to information technology infrastructure and improvements at manufacturing locations and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	JUNE 30 2023	DECEMBER 31 2022	Change
Cash and cash equivalents	$65.7	$59.0	$6.7
Other net tangible assets	689.3	625.0	64.3
Intangible assets	41.3	42.7	(1.4)
Goodwill	52.2	51.3	0.9
Net assets	848.5	778.0	70.5
Total debt	(542.3)	(552.9)	10.6
Total temporary and permanent equity	$306.2	$225.1	$81.1
Debt to total capitalization	64%	71%	(7)%

PERSPECTIVES AND OUTLOOK

Market Commentary

The global economic outlook remains uncertain with continuing moderating activity in certain parts of the world, including EMEA. This weakness is due to tight monetary policies designed to contain inflation and labor market shortages, among other factors. Despite these challenges, the deceleration in the U.S.'s economy and lift truck market has been more moderate than previously predicted.

The latest publicly available lift truck market data indicates that new unit, first-quarter 2023 booking activity decreased in all major geographies compared with strong prior-year levels but was still ahead of pre-pandemic volumes. Internal company estimates suggest that the global lift truck market decline accelerated in the second quarter of 2023, with all major geographies experiencing booking declines compared with the prior year.

Looking ahead, the Company continues to expect a full-year 2023 lift truck market decline in all regions compared with 2022. This decline is anticipated to accelerate in the second half of 2023 compared with the first half in all markets. However, 2023's market unit volumes are projected to remain reasonably strong in most regions compared with pre-pandemic levels.

Consolidated Strategic Perspective

The Company believes the improving 2023 results are due to actions taken since the COVID-19 pandemic began, implementation of key strategies and projects and significant process improvements made over the past few years, all of which position the Company for substantial longer-term growth. The Company believes its more mature Lift Truck and Bolzoni businesses are the foundation for this improvement, while the Nuvera business has substantial growth prospects that have yet to be realized.

Operational Perspectives - Lift Truck Business

Second-quarter 2023 lift truck bookings decreased moderately from first-quarter 2023 and prior-year levels due to several factors, including a healthy, but declining, global market and a continued focus on booking orders with strong margins. Despite the bookings decrease, market share improved compared to the prior year. Looking forward, second-half 2023 booking levels are projected to be comparable year-over-year due to a steadier-than-expected market and anticipated market share gains. Full-year 2023 bookings are forecasted to decline compared with full-year 2022.

Production and shipment volumes are anticipated to continue to increase in second-half 2023 compared with the prior year period. The Company expects its extended backlog to continue trending lower toward more normal levels over time as planned production rates increase and given bookings expectations. At the end of second-quarter 2023, the backlog of nearly 93,000 units was down 19% from its peak in the first-quarter 2022. Lead times and backlog levels will likely remain above desired levels for some time. However, this extended backlog, valued at $3.6 billion, which is almost a full year of revenue, should serve as a shock absorber for the business if bookings decline more rapidly.

The trend of higher average unit booking and backlog prices and margins continued in the second quarter largely due to order selectivity and enhanced pricing to offset prior years' inflation. Although certain material and labor cost increases continue, the rate of increase has slowed substantially, particularly in the Americas. Forward economic indicators suggest inflationary pressures will stabilize throughout the second half of 2023. As of June 30, 2023, the Company has worked through essentially all of its lower-priced, lower-margin backlog units booked before price increases implemented in 2021 and 2022 went into effect. In the second half of 2023, the Company expects to maintain an improved price-to-cost ratio, in part to address projected cost increases in certain categories and geographies. The Company continues to monitor material and labor costs closely, as well as the impact of tariffs and competition, and will adjust forward pricing accordingly. As a result of stabilizing cost inflation and the higher-priced truck production, the Company believes average unit margins will continue to increase in the second half of 2023 compared with the prior year period. This improvement is anticipated to continue into the beginning of 2024 as newer bookings with higher margins are scheduled for production.

The factors outlined above, as well as the benefits from the Company's maturing strategic initiatives, are expected to lead to significant increases in revenue and operating profit in second-half 2023 compared with the respective prior year period. Operating profit in the third quarter is expected to decrease from the strong second-quarter results due to normal business seasonality combined with ongoing EMEA production challenges and an anticipated mix shift toward lower margin sales channels. Fourth-quarter 2023 results are expected to increase meaningfully over the third quarter, due in part to anticipated improvements in EMEA and the absence of planned production outages. However, these forecasts are highly sensitive, in particular to the impact of global supply chain adjustments and production capabilities.

Strategic Perspectives - Lift Truck

From a broad perspective, the Lift Truck business has three core strategies that are expected to transform the Company’s competitiveness, market position and economic performance over time:
•Provide the lowest cost of ownership while improving customer productivity, including for low-intensity applications. The Lift Truck business' capabilities in this area are expected to be enhanced by bringing to market a wide variety of vehicle innovations including: new modular and scalable product families, truck electrification projects and technology advancements in vehicle automation, power options and operator assist systems;
•Be the leader in the delivery of industry- and customer-focused solutions by transforming the Company's sales approach to meet a wide variety of customer needs across a broad set of end markets; and
•Be the leader in independent distribution by focusing on effectively coordinating dealer and major account coverage, enhancing dealer excellence and ensuring outstanding dealer ownership globally.

The Company continues to make progress on its high priority projects. The Lift Truck business launched its heart-of-the-line modular, scalable lift trucks in the EMEA and Americas markets in 2022. Given the current extended backlog, the production ramp-up for this new product line is occurring gradually. The Company plans to launch these models in the JAPIC market in the second half of 2023. These products are expected to help reduce supply chain costs and working capital, and better meet customer needs.

The Lift Truck business has key projects geared toward electrifying trucks used for applications now dominated by internal combustion engine trucks through the use of advancements in electric power options. The Company also has key projects focused on applying technology advancements in automation product options and operator assist systems. The Company delivered its first electrified fuel cell Container Handler to the Port of Los Angeles for testing in late 2022. In second-half 2023, the Company anticipates delivering an electrified fuel cell Reach Stacker to the Port of Valencia, Spain, and delivering a new electrified fuel cell Terminal Tractor and an electrified fuel cell empty Container Handler to a customer in Hamburg, Germany. The Company is also exploring options for other electrification projects within the European Union.

Operational and Strategic Perspectives - Bolzoni

Bolzoni anticipates a modest decline in revenues in second-half 2023 due to a projected market decline. As a result, second-half 2023 operating profit is expected to moderate from the strong first-half performance, but significantly exceed the prior-year second half as a result of continuing year-over-year margin improvement.

Bolzoni's core strategy is to be the leader in the attachments business. In this context, Bolzoni continues to concentrate on driving its "One Company - 3 Brands" approach globally, increasing its Americas business and focusing on strengthening its ability to serve key attachment industries and customers in all global markets. As part of this approach, Bolzoni also intends to increase its sales, marketing and product capabilities in North America and Europe to support its industry-specific sales strategy.

Operational and Strategic Perspectives - Nuvera

Nuvera's core strategy is to be a leader in the fuel cell business. Nuvera continues to focus on placing 45kW and 60kW fuel cell engines in heavy-duty vehicle applications for which battery-only electrification does not provide an adequate solution. As a result, these applications are expected to have significant and nearer-term fuel cell adoption potential. Nuvera has announced several projects with various third parties to test Nuvera® engines in targeted applications, including the Port of Los Angeles, which began testing in late 2022, in multiple European ports, which are projected to begin testing in the second half of 2023, in bus applications in China and India and in marine applications in the Netherlands. Nuvera is also developing a new, larger 125kW fuel cell engine for heavier-duty applications and plans to launch modular fuel cell-powered generators for stationary and mobile applications.

In the second half of 2023, Nuvera plans to continue to focus on increasing customer product demonstrations and customer bookings. Nuvera is expanding its presence in Europe and China. Recurring orders from current customers are booked for the period and are expected to result in higher sales compared with the second half of 2022. The business expects to generate a lower loss in the second half of 2023 compared with the second half of 2022 and first half of 2023 largely due to anticipated higher shipments moderated by increased development and other costs. The increased volume of engine demonstrations should significantly enhance the foundation for future fuel cell engine technology adoption and improved financial returns.

Consolidated Outlook

At the consolidated level, second-half 2023 operating profit and net income are expected to be significantly higher than second-half 2022. Full-year 2023 margin expansion, led by strong first-half improvements, is expected to generate substantial operating profit and net income for the 2023 full year. This should drive solid progress toward the Company's 7% operating profit margin and greater than 20% return on capital employed goals at both the Lift Truck and Bolzoni businesses. These expectations are based on the Company's ability to effectively manage its ongoing component and labor costs and increase its production levels.

The programs to reduce inventory and generate cash are anticipated to show substantial progress in the second half of 2023. The Company is committed to reducing its leverage and enhancing its cash flows through ongoing action plans and continued discipline over capital expenditures and operating expenses. Capital expenditures are expected to be approximately $65 million for full-year 2023, with spending more heavily weighted to the second half of the year. This full-year increase compares to significantly restrained 2022 levels. Higher expenditures are necessary to adequately maintain the Company’s facilities and product development programs. Working capital control continues to be an area of intense focus for the Company. Inventory levels remain elevated and above pre-pandemic levels but are decreasing. Efforts to maximize the use of on-hand inventory are expected to help reduce excess inventory levels throughout the Company in the 2023 second half. Supply constraints continue to be an issue periodically, while labor constraints are increasing, causing certain production and inventory usage challenges. However, the Company anticipates continued inventory improvements over the remainder of the year. As a result of these actions, the Company expects a significant increase in cash flow before financing activities for the full-year 2023 compared with 2022. Efforts to make further progress are expected to continue in 2024.

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

Changes in internal control over financial reporting: During the second quarter of 2023, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None
Item 1A     Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 in the section entitled “Risk Factors.”
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
    None
Item 3    Defaults Upon Senior Securities
    None
Item 4    Mine Safety Disclosures
    Not applicable
Item 5    Other Information
None of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended June 30, 2023.

Item 6    Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number*	Description of Exhibits

10.1
First Amendment to Second Amended and Restated Loan, Security and Guaranty Agreement, dated as of May 25, 2023, among Hyster-Yale Materials Handling, Inc., Bolzoni Auramo, Inc. and Hyster-Yale Group, Inc., as U.S. Borrowers, Hyster-Yale Nederland B.V., as the Dutch Borrower, and Hyster-Yale UK Limited, as the UK Borrower, certain Persons party thereto from time to time as Guarantors, certain financial institutions, as Lenders, and Bank of America, N.A., as Administrative Agent and Security Trustee

10.2	Conforming Changes Amendment, dated as of June 23, 2023, by Bank of America, N.A., as administrative agent
10.3**
Non-Employee Directors' Equity Compensation Plan (Amended and Restated Effective May 9, 2023) (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A (Commission File No. 000-54799), filed March 29, 2023)

31(i)(1)	Certification of Rajiv K. Prasad. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Scott A. Minder pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Rajiv K. Prasad and Scott A. Minder
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101
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

Hyster-Yale Materials Handling, Inc.

Date:	August 1, 2023	/s/ Jennifer M. Langer
Jennifer M. Langer
Vice President, Controller and Chief Accounting Officer (principal accounting officer)