Form 10-Q
period 2023-09-30
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2023-10-31
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at October 27, 2023: 13,715,705
Number of shares of Class B Common Stock outstanding at October 27, 2023: 3,469,925

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2023	DECEMBER 31 2022
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$78.2	$59.0
Accounts receivable, net	512.0	523.6
Inventories, net	815.4	799.5
Prepaid expenses and other	95.3	76.6
Total Current Assets	1,500.9	1,458.7
Property, Plant and Equipment, Net	298.7	310.0
Intangible Assets, Net	39.8	42.7
Goodwill	51.0	51.3
Deferred Income Taxes	2.6	2.6
Investments in Unconsolidated Affiliates	54.2	59.4
Other Non-current Assets	105.9	101.5
Total Assets	$2,053.1	$2,026.2
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$540.2	$585.8
Accounts payable, affiliates	9.4	21.6
Revolving credit facilities	102.3	137.1
Short-term debt and current maturities of long-term debt	165.1	148.8
Accrued payroll	70.3	64.4
Deferred revenue	99.1	139.8
Other current liabilities	313.0	245.4
Total Current Liabilities	1,299.4	1,342.9
Long-term Debt	243.2	267.0
Self-insurance Liabilities	41.6	33.5
Pension Obligations	5.9	6.2
Deferred Income Taxes	11.7	13.4
Other Long-term Liabilities	130.7	138.1
Total Liabilities	1,732.5	1,801.1
Temporary Equity
Redeemable Noncontrolling Interest	14.4	14.2
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 13,706,991 shares outstanding (2022 - 13,154,918 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,470,290 shares outstanding (2022 - 3,783,597 shares outstanding)	0.1	0.1
Capital in excess of par value	312.4	297.7
Treasury stock	—	—
Retained earnings	236.7	152.7
Accumulated other comprehensive loss	(244.9)	(246.2)
Total Stockholders' Equity	304.4	204.4
Noncontrolling Interests	1.8	6.5
Total Permanent Equity	306.2	210.9
Total Liabilities and Equity	$2,053.1	$2,026.2

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2023	2022	2023	2022
	(In millions, except per share data)
Revenues	$1,001.2	$840.1	$3,091.1	$2,563.1
Cost of sales	797.6	753.2	2,515.2	2,275.9
Gross Profit	203.6	86.9	575.9	287.2
Operating Expenses
Selling, general and administrative expenses	145.0	111.8	415.9	346.1
Operating Profit (Loss)	58.6	(24.9)	160.0	(58.9)
Other (income) expense
Interest expense	9.6	7.7	28.2	18.9
Income from unconsolidated affiliates	(2.9)	(2.6)	(7.8)	(9.6)
Other, net	(0.7)	2.4	0.3	7.3
	6.0	7.5	20.7	16.6
Income (Loss) Before Income Taxes	52.6	(32.4)	139.3	(75.5)
Income tax expense	16.2	4.2	36.9	4.0
Net Income (Loss)	36.4	(36.6)	102.4	(79.5)
Net income attributable to noncontrolling interests	(0.1)	(0.1)	(0.3)	(1.6)
Net income attributable to redeemable noncontrolling interests	(0.3)	(0.3)	(0.7)	(0.3)
Accrued dividend to redeemable noncontrolling interests	(0.2)	(0.3)	(0.7)	(0.3)
Net Income (Loss) Attributable to Stockholders	$35.8	$(37.3)	$100.7	$(81.7)

Basic Earnings (Loss) per Share	$2.08	$(2.20)	$5.88	$(4.84)
Diluted Earnings (Loss) per Share	$2.06	$(2.20)	$5.82	$(4.84)

Dividends per Share	$0.3250	$0.3225	$0.9725	$0.9675

Basic Weighted Average Shares Outstanding	17.175	16.920	17.122	16.890
Diluted Weighted Average Shares Outstanding	17.413	16.920	17.315	16.890

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2023	2022	2023	2022
	(In millions)
Net Income (Loss)	$36.4	$(36.6)	$102.4	$(79.5)
Other comprehensive income (loss)
Foreign currency translation adjustment	(12.0)	(30.2)	(6.4)	(75.1)
Current period cash flow hedging activity	(15.1)	(26.1)	(16.6)	(73.8)
Reclassification of hedging activities into earnings	6.8	12.8	22.1	20.2
Current period pension adjustment	—	(4.2)	—	(4.2)
Reclassification of pension into earnings	0.8	1.1	2.2	3.5
Comprehensive Income (Loss)	$16.9	$(83.2)	$103.7	$(208.9)
Net income attributable to noncontrolling interests	(0.1)	(0.1)	(0.3)	(1.6)
Net income attributable to redeemable noncontrolling interests	(0.3)	(0.3)	(0.7)	(0.3)
Accrued dividend to redeemable noncontrolling interests	(0.2)	(0.3)	(0.7)	(0.3)
Foreign currency translation adjustment attributable to noncontrolling interests	0.1	0.5	0.2	2.0
Comprehensive Income (Loss) Attributable to Stockholders	$16.4	$(83.4)	$102.2	$(209.1)

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2023	2022
	(In millions)
Operating Activities
Net income (loss)	$102.4	$(79.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33.8	33.0
Amortization of deferred financing fees	1.0	1.0
Deferred income taxes	(0.7)	(2.1)
Stock-based compensation	14.0	3.7
Dividends from unconsolidated affiliates	10.5	15.6
Other non-current liabilities	5.6	(9.1)
Other	9.2	3.2
Working capital changes:
Accounts receivable	1.8	(41.3)
Inventories	(21.9)	(43.6)
Other current assets	(6.5)	(3.4)
Accounts payable	(50.0)	42.4
Other current liabilities	5.9	114.4
Net cash provided by operating activities	105.1	34.3
Investing Activities
Expenditures for property, plant and equipment	(18.9)	(19.7)
Proceeds from the sale of assets	1.2	0.9
Proceeds from the sale of business	1.1	—
Purchase of noncontrolling interest	(3.2)	(8.4)
Net cash used for investing activities	(19.8)	(27.2)
Financing Activities
Additions to debt	103.8	106.2
Reductions of debt	(119.9)	(63.5)
Net change to revolving credit agreements	(34.1)	(28.0)
Cash dividends paid	(16.7)	(16.4)
Cash dividends paid to noncontrolling interest	(1.3)	(0.2)
Financing fees paid	(0.8)	—
Purchase of treasury stock	(0.1)	—
Net cash used for financing activities	(69.1)	(1.9)
Effect of exchange rate changes on cash	3.0	(2.1)
Cash and Cash Equivalents
Increase for the period	19.2	3.1
Balance at the beginning of the period	59.0	65.5
Balance at the end of the period	$78.2	$68.6

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY AND PERMANENT EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, June 30, 2022	$15.9	$0.1	$0.1	$—	$291.2	$193.3	$(142.6)	$(72.3)	$(70.2)	$199.6	$7.9	$207.5
Stock-based compensation	—	—	—	—	1.1	—	—	—	—	1.1	—	1.1
Stock issued under stock compensation plans	—	—	—	—	(0.1)	—	—	—	—	(0.1)	—	(0.1)
Net income (loss)	0.3	—	—	—	—	(37.3)	—	—	—	(37.3)	0.1	(37.2)
Cash dividends	—	—	—	—	—	(5.5)	—	—	—	(5.5)	—	(5.5)
Accrued dividends	0.3	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive loss	—	—	—	—	—	—	(30.2)	(26.1)	(4.2)	(60.5)	—	(60.5)
Reclassification adjustment to net income	—	—	—	—	—	—	—	12.8	1.1	13.9	—	13.9
Reclassification from permanent equity to temporary equity	(2.8)	—	—	—	2.8	—	—	—	—	2.8	—	2.8
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Balance, September 30, 2022	$13.7	$0.1	$0.1	$—	$295.0	$150.5	$(172.8)	$(85.6)	$(73.3)	$114.0	$7.5	$121.5

Balance, June 30, 2023	$13.9	$0.1	$0.1	$(0.1)	$309.3	$206.5	$(131.4)	$(23.9)	$(70.1)	$290.5	$1.8	$292.3
Stock-based compensation	—	—	—	—	3.2	—	—	—	—	3.2	—	3.2
Stock issued under stock compensation plans	—	—	—	0.1	(0.1)	—	—	—	—	—	—	—
Net income	0.3	—	—	—	—	35.8	—	—	—	35.8	0.1	35.9
Cash dividends	—	—	—	—	—	(5.6)	—	—	—	(5.6)	—	(5.6)
Accrued dividends	0.2	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive loss	—	—	—	—	—	—	(12.0)	(15.1)	—	(27.1)	—	(27.1)
Reclassification adjustment to net income	—	—	—	—	—	—	—	6.8	0.8	7.6	—	7.6
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, September 30, 2023	$14.4	$0.1	$0.1	$—	$312.4	$236.7	$(143.4)	$(32.2)	$(69.3)	$304.4	$1.8	$306.2

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY AND PERMANENT EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, December 31, 2021	$—	$0.1	$0.1	$(4.5)	$315.1	$248.6	$(97.7)	$(32.0)	$(72.6)	$357.1	$25.8	$382.9
Stock-based compensation	—	—	—	—	3.7	—	—	—	—	3.7	—	3.7
Stock issued under stock compensation plans	—	—	—	4.5	(4.5)	—	—	—	—	—	—	—
Net income (loss)	0.3	—	—	—	—	(81.7)	—	—	—	(81.7)	1.6	(80.1)
Cash dividends	—	—	—	—	—	(16.4)	—	—	—	(16.4)	(0.2)	(16.6)
Accrued dividends	0.3	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive loss	—	—	—	—	—	—	(75.1)	(73.8)	(4.2)	(153.1)	—	(153.1)
Reclassification adjustment to net income	—	—	—	—	—	—	—	20.2	3.5	23.7	—	23.7
Purchase of noncontrolling interest	—	—	—	—	(12.8)	—	—	—	—	(12.8)	(11.1)	(23.9)
Reclassification from permanent equity to temporary equity	13.1	—	—	—	(6.5)	—	—	—	—	(6.5)	(6.6)	(13.1)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(2.0)	(2.0)
Balance, September 30, 2022	$13.7	$0.1	$0.1	$—	$295.0	$150.5	$(172.8)	$(85.6)	$(73.3)	$114.0	$7.5	$121.5

Balance, December 31, 2022	$14.2	$0.1	$0.1	$—	$297.7	$152.7	$(137.0)	$(37.7)	$(71.5)	$204.4	$6.5	$210.9
Stock-based compensation	—	—	—	—	14.0	—	—	—	—	14.0	—	14.0
Stock issued under stock compensation plans	—	—	—	0.1	(0.1)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Net income	0.7	—	—	—	—	100.7	—	—	—	100.7	0.3	101.0
Cash dividends	(0.9)	—	—	—	—	(16.7)	—	—	—	(16.7)	(0.4)	(17.1)
Accrued dividends	0.7	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive loss	—	—	—	—	—	—	(6.4)	(16.6)	—	(23.0)	—	(23.0)
Reclassification adjustment to net income	—	—	—	—	—	—	—	22.1	2.2	24.3	—	24.3
Purchase of noncontrolling interest	—	—	—	—	0.8	—	—	—	—	0.8	(4.0)	(3.2)
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(0.7)	(0.7)
Foreign currency translation on noncontrolling interest	(0.3)	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, September 30, 2023	$14.4	$0.1	$0.1	$—	$312.4	$236.7	$(143.4)	$(32.2)	$(69.3)	$304.4	$1.8	$306.2

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2023 and the results of its operations and changes in equity for the three and nine months ended September 30, 2023 and 2022, and the results of its cash flows for the nine months ended September 30, 2023 and 2022 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following table provides a brief description of ASUs not yet adopted:

Standard	Description	Required Date of Adoption	Effect on the financial statements or other significant matters
ASU 2020-04 and ASU 2022-06, Reference Rate Reform (Topic 848)	The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	From the date of issuance through December 31, 2024	The Company does not expect the guidance to have a material effect on its financial position, results of operations, cash flows and related disclosures.
ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60)	The guidance provides a basis of accounting for newly-formed joint venture entities which will recognize and measure assets and liabilities at fair value upon formation.	January 1, 2025	The Company is currently evaluating the guidance and the effect on its financial position, results of operations, cash flows and related disclosures.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the nine months ended September 30, 2023 and 2022.

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

	THREE MONTHS ENDED
	SEPTEMBER 30, 2023
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$413.2	$149.8	$44.6	$—	$—	$—	$607.6
Direct customer sales	105.3	2.9	—	—	—	—	108.2
Aftermarket sales	170.5	26.0	7.0	—	—	—	203.5
Other	27.5	5.2	—	92.8	1.5	(45.1)	81.9
Total Revenues	$716.5	$183.9	$51.6	$92.8	$1.5	$(45.1)	$1,001.2

	THREE MONTHS ENDED
	SEPTEMBER 30, 2022
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$288.7	$128.6	$57.1	$—	$—	$—	$474.4
Direct customer sales	104.0	1.8	—	—	—	—	105.8
Aftermarket sales	154.2	25.3	8.2	—	—	—	187.7
Other	24.4	3.7	0.2	82.2	1.2	(39.5)	72.2
Total Revenues	$571.3	$159.4	$65.5	$82.2	$1.2	$(39.5)	$840.1

	NINE MONTHS ENDED
	SEPTEMBER 30, 2023
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$1,190.1	$492.4	$126.6	$—	$—	$—	$1,809.1
Direct customer sales	403.9	7.4	—	—	—	—	411.3
Aftermarket sales	536.4	83.1	22.0	—	—	—	641.5
Other	60.5	16.5	0.5	288.0	4.1	(140.4)	229.2
Total Revenues	$2,190.9	$599.4	$149.1	$288.0	$4.1	$(140.4)	$3,091.1

	NINE MONTHS ENDED
	SEPTEMBER 30, 2022
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$880.2	$409.8	$159.9	$—	$—	$—	$1,449.9
Direct customer sales	323.4	11.2	—	—	—	—	334.6
Aftermarket sales	446.5	78.1	21.8	—	—	—	546.4
Other	75.5	14.8	0.4	263.7	2.1	(124.3)	232.2
Total Revenues	$1,725.6	$513.9	$182.1	$263.7	$2.1	$(124.3)	$2,563.1

Dealer sales are recognized when the Company transfers control based on the shipping terms of the contract, which is generally when the truck is shipped from the manufacturing facility to the dealer. The majority of direct customer sales are to National Account customers. In these transactions, the Company transfers control and recognizes revenue when it delivers the product to the customer according to the terms of the contract. Aftermarket sales represent parts sales, extended warranty and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract, which reflects the costs to perform under these contracts and corresponds with, and thereby depicts, the transfer of control to the customer. Bolzoni revenue from external customers is primarily the sale of attachments to customers. In these transactions, the Company transfers control and recognizes revenue according to the shipping terms of the contract. In the United States, Bolzoni also has revenue for sales of lift truck components to the lift truck business. Nuvera's revenues include the sale of fuel cell stacks and engines to third parties and to the lift truck business. In all revenue transactions, the Company receives cash equal to the invoice price. The amount of consideration received and the revenue recognized may vary with changes in marketing incentives. Intercompany revenues between Bolzoni, Nuvera and the lift truck business have been eliminated.

Deferred Revenue: The Company defers revenue for transactions that have not met the criteria for recognition at the time payment is collected, including extended warranties and maintenance contracts. In addition, for certain products, services and customer types, the Company collects payment prior to the transfer of control to the customer.

Deferred Revenue
Balance, December 31, 2022	$153.8
Customer deposits and billings	21.0
Revenue recognized	(64.1)
Foreign currency effect	0.1
Balance, September 30, 2023	$110.8

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

Operating profit is the measure of segment profit or loss. Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2023	2022	2023	2022
Revenues from external customers
Americas	$716.5	$571.3	$2,190.9	$1,725.6
EMEA	183.9	159.4	599.4	513.9
JAPIC	51.6	65.5	149.1	182.1
Lift truck business	952.0	796.2	2,939.4	2,421.6
Bolzoni	92.8	82.2	288.0	263.7
Nuvera	1.5	1.2	4.1	2.1
Eliminations	(45.1)	(39.5)	(140.4)	(124.3)
Total	$1,001.2	$840.1	$3,091.1	$2,563.1

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2023	2022	2023	2022
Operating profit (loss)
Americas	$65.4	$0.9	$178.1	$8.4
EMEA	2.4	(13.2)	6.1	(35.4)
JAPIC	(2.7)	(2.9)	(8.8)	(10.6)
Lift truck business	65.1	(15.2)	175.4	(37.6)
Bolzoni	2.9	(1.3)	12.7	4.2
Nuvera	(9.4)	(9.0)	(28.4)	(25.0)
Eliminations	—	0.6	0.3	(0.5)
Total	$58.6	$(24.9)	$160.0	$(58.9)

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

A reconciliation of the U.S. federal statutory rate to the reported income tax rate is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2023	2022	2023	2022
Income (loss) before income taxes	$52.6	$(32.4)	$139.3	$(75.5)
Statutory taxes (21%)	$11.1	$(6.8)	$29.3	$(15.9)
Interim adjustment	(0.2)	(2.3)	(0.5)	(3.8)
Permanent adjustments:
Valuation allowance	4.2	12.6	4.7	28.5
Other	2.3	0.1	6.7	(0.1)
Discrete items	(1.2)	0.6	(3.3)	(4.7)
Income tax expense	$16.2	$4.2	$36.9	$4.0
Reported income tax rate	30.8%	(13.0)%	26.5%	(5.3)%
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

During the first nine months of 2023, the Company recorded other permanent adjustments primarily related to the unfavorable tax effects of non-U.S. rate differences, state income taxes, non-deductible compensation and global intangible low-taxed income, partially offset by favorable tax effects of foreign derived intangible income, federal income tax credits and equity interest earnings.

During the third quarter of 2023, the Company recognized a discrete tax benefit of $1.2 million primarily related to the expiration of the statute of limitations for uncertain tax positions.

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

Note 6—Reclassifications from OCI

The following table summarizes reclassifications out of Accumulated Other Comprehensive Income ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

OCI Components	Amount Reclassified from OCI				Affected Line Item
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2023	2022	2023	2022
Gain (loss) on cash flow hedges:
Interest rate contracts	$1.8	$0.1	$4.5	$1.8	Interest expense
Foreign exchange contracts	(8.7)	(12.9)	(26.7)	(21.8)	Cost of sales
Total before tax	(6.9)	(12.8)	(22.2)	(20.0)	Income (loss) before income taxes
Tax (expense) benefit	0.1	—	0.1	(0.2)	Income tax expense (benefit)
Net of tax	$(6.8)	$(12.8)	$(22.1)	$(20.2)	Net income (loss)
Amortization of defined benefit pension items:
Actuarial loss	$(0.8)	$(1.1)	$(2.2)	$(3.5)	Other, net
Total before tax	(0.8)	(1.1)	(2.2)	(3.5)	Income (loss) before income taxes
Tax (expense) benefit	—	—	—	—	Income tax expense (benefit)
Net of tax	$(0.8)	$(1.1)	$(2.2)	$(3.5)	Net income (loss)
Total reclassifications for the period	$(7.6)	$(13.9)	$(24.3)	$(23.7)

Note 7—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding finance leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At September 30, 2023, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $476.1 million and $484.9 million, respectively. At December 31, 2022, the fair value and carrying value of revolving credit agreements and long-term debt, excluding finance leases, was $486.4 million and $490.3 million, respectively.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $1.0 billion at September 30, 2023, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, British pounds, Swedish kroner, Mexican pesos, and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $0.8 billion at December 31, 2022, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, British pounds, Mexican pesos, Swedish kroner and Australian dollars. The fair value of these contracts approximated a net liability of $45.7 million and $43.5 million at September 30, 2023 and December 31, 2022, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 24 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2023, $37.9 million of the amount of net deferred loss included in OCI at September 30, 2023 is expected to be reclassified as expense into the unaudited condensed consolidated statements of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on its $225.0 million term loan borrowings. In addition, the Company holds certain contracts that hedge interest payments on Bolzoni's debt.

The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at September 30, 2023 and December 31, 2022:

Notional Amount		Average Fixed Rate
SEPTEMBER 30	DECEMBER 31	SEPTEMBER 30	DECEMBER 31
2023	2022	2023	2022	Term at September 30, 2023
$180.0	$180.0	1.65%	1.68%	Extending to May 2027
$8.3	$22.4	0.47%	0.18%	Extending to May 2027
The fair value of all interest rate swap agreements was a net asset of $17.4 million and $16.1 million at September 30, 2023 and December 31, 2022, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2023, $7.1 million of the amount included in OCI as net deferred gain is expected to be reclassified as income in the unaudited condensed consolidated statements of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	SEPTEMBER 30 2023	DECEMBER 31 2022	Balance Sheet Location	SEPTEMBER 30 2023	DECEMBER 31 2022
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$6.8	$5.9	Prepaid expenses and other	$—	$—
Long-term	Other non-current assets	10.6	10.2	Other non-current assets	—	—

Foreign currency exchange contracts
Current	Other current liabilities	5.0	2.6	Other current liabilities	41.6	32.1
Long-term	Other non-current assets	1.4	0.7	Other non-current assets	—	0.3
	Other long-term liabilities	0.5	1.0	Other long-term liabilities	8.4	17.3
Total derivatives designated as hedging instruments		$24.3	$20.4		$50.0	$49.7
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.1	—	Prepaid expenses and other	0.1	—
	Other current liabilities	1.9	4.9	Other current liabilities	4.5	3.0
Total derivatives not designated as hedging instruments		$2.0	$4.9		$4.6	$3.0
Total derivatives		$26.3	$25.3		$54.6	$52.7

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of September 30, 2023				Derivative Liabilities as of September 30, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$17.4	$—	$17.4	$17.4	$—	$—	$—	$—
Foreign currency exchange contracts	1.4	(1.4)	—	—	47.1	(1.4)	45.7	45.7
Total derivatives	$18.8	$(1.4)	$17.4	$17.4	$47.1	$(1.4)	$45.7	$45.7

	Derivative Assets as of December 31, 2022				Derivative Liabilities as of December 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$16.1	$—	$16.1	$16.1	$—	$—	$—	$—
Foreign currency exchange contracts	0.4	(0.4)	—	—	43.9	(0.4)	43.5	43.5
Total derivatives	$16.5	$(0.4)	$16.1	$16.1	$43.9	$(0.4)	$43.5	$43.5

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS ENDED		NINE MONTHS ENDED			THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30					SEPTEMBER 30
Derivatives Designated as Hedging Instruments	2023	2022	2023	2022		2023	2022	2023	2022
Cash Flow Hedges
Interest rate swap agreements	$2.5	$7.6	$5.7	$23.1	Interest expense	$1.8	$0.1	$4.5	$1.8
Foreign currency exchange contracts	(17.4)	(33.6)	(22.6)	(96.9)	Cost of sales	(8.7)	(12.9)	(26.7)	(21.8)
Total	$(14.9)	$(26.0)	$(16.9)	$(73.8)		$(6.9)	$(12.8)	$(22.2)	$(20.0)

Derivatives Not Designated as Hedging Instruments					Location of Gain or (Loss) Recognized in Income on Derivative	2023	2022	2023	2022
Cash Flow Hedges
Foreign currency exchange contracts					Cost of sales	$(3.1)	$(8.3)	$(7.8)	$(26.4)
Total						$(3.1)	$(8.3)	$(7.8)	$(26.4)

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

The Company presents the components of net benefit cost, other than service cost, in other (income) expense in the unaudited condensed consolidated statements of operations for its pension plans. Service cost for the Company's pension plan is reported in operating profit. The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2023	2022	2023	2022
U.S. Pension
Interest cost	$0.6	$0.4	$1.9	$1.2
Expected return on plan assets	(0.7)	(0.9)	(2.0)	(2.7)
Settlement loss	—	1.5	—	1.5
Amortization of actuarial loss	0.6	0.5	1.6	1.4
Total	$0.5	$1.5	$1.5	$1.4
Non-U.S. Pension
Service cost	$—	$0.1	$—	$0.2
Interest cost	1.4	0.8	4.1	2.4
Expected return on plan assets	(1.9)	(1.8)	(5.6)	(5.7)
Amortization of actuarial loss	0.2	0.6	0.6	2.1
Total	$(0.3)	$(0.3)	$(0.9)	$(1.0)

Note 9—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2023	DECEMBER 31 2022
Finished goods and service parts	$382.3	$335.8
Work in process	39.9	36.0
Raw materials	484.3	522.1
Total manufactured inventories	906.5	893.9
LIFO reserve	(91.1)	(94.4)
Total inventory	$815.4	$799.5
Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At September 30, 2023 and December 31, 2022, 50% and 52%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, for the lift truck business in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

Note 10—Current and Long-Term Financing

On May 25, 2023, the Company entered into an amendment of its secured, floating-rate revolving credit facility (the "Facility"). As a result of the amendment, among other items, (i) a new tranche of revolving loans with aggregate commitments of $25.0 million (the "FILO Commitments") was established under the Facility and (ii) the benchmark interest rate for U.S. dollar-denominated borrowings under the Facility changed from LIBOR to Term SOFR, each as defined in the Facility.

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

The Company incurred approximately $0.8 million of additional deferred financing fees in connection with the amendment of the Facility.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2023
Balance at December 31, 2022	$56.7
Current year warranty expense	36.0
Change in estimate related to pre-existing warranties	(6.0)
Payments made	(20.3)
Balance at September 30, 2023	$66.4

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

Note 13—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at September 30, 2023 and December 31, 2022 were $138.7 million and $133.2 million, respectively. As of September 30, 2023, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at September 30, 2023 was approximately $192.4 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of September 30, 2023, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $28.2 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $13.4 million as of September 30, 2023. The $28.2 million is included in the $138.7 million of total amounts subject to recourse or repurchase obligations at September 30, 2023.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At September 30, 2023, approximately $125.7 million of the Company's total recourse or repurchase obligations of $138.7 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At September 30, 2023, loans from WF to HYGFS totaled $1.2 billion. Although the Company’s contractual guarantee was $248.1 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $125.7 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $225.9 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $292.9 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

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

The Company's equity investments in unconsolidated affiliates recorded on the unaudited condensed consolidated balance sheets are as follows:

	September 30, 2023	December 31, 2022
HYGFS	$20.0	$21.8
SN	31.9	36.0
Bolzoni	0.4	0.4

Dividends received from unconsolidated affiliates are summarized below:

	NINE MONTHS ENDED
	SEPTEMBER 30
	2023	2022
HYGFS	$10.5	$14.9
SN	—	0.7
	$10.5	$15.6

Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2023	2022	2023	2022
Revenues	$106.0	$101.2	$335.3	$311.7
Gross profit	$40.3	$39.2	$123.7	$125.7
Income from continuing operations	$14.1	$13.6	$41.7	$44.7
Net income	$14.1	$13.6	$41.7	$44.7

The Company has a non-U.S. equity investment in a third party valued using a quoted market price in an active market, or Level 1 in the fair value hierarchy. The Company's investment as of September 30, 2023 and December 31, 2022 was $1.1 million and $0.5 million, respectively. Any gain or loss on the investment is included on the line "Other, net" in the "Other (income) expense" section of the unaudited condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2023	2022	2023	2022
Gain (loss) on equity investment	$—	$(0.3)	$0.5	$(0.9)

The Company has a debt investment in a third party, OneH2, Inc. The Company's investment was $0.8 million as of each September 30, 2023 and December 31, 2022.

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

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)	NINE MONTHS ENDED		Favorable / (Unfavorable)
	SEPTEMBER 30			SEPTEMBER 30
	2023	2022	% Change	2023	2022	% Change
Lift truck unit shipments (in thousands)
Americas	17.1	13.9	23.0%	51.5	42.4	21.5%
EMEA	5.9	7.1	(16.9)%	19.7	21.4	(7.9)%
JAPIC	2.7	3.5	(22.9)%	7.4	9.9	(25.3)%
	25.7	24.5	4.9%	78.6	73.7	6.6%
Revenues
Americas	$716.5	$571.3	25.4%	$2,190.9	$1,725.6	27.0%
EMEA	183.9	159.4	15.4%	599.4	513.9	16.6%
JAPIC	51.6	65.5	(21.2)%	149.1	182.1	(18.1)%
Lift truck business	952.0	796.2	19.6%	2,939.4	2,421.6	21.4%
Bolzoni	92.8	82.2	12.9%	288.0	263.7	9.2%
Nuvera	1.5	1.2	25.0%	4.1	2.1	95.2%
Eliminations	(45.1)	(39.5)	14.2%	(140.4)	(124.3)	13.0%
	$1,001.2	$840.1	19.2%	$3,091.1	$2,563.1	20.6%

	THREE MONTHS ENDED		Favorable / (Unfavorable)	NINE MONTHS ENDED		Favorable / (Unfavorable)
	SEPTEMBER 30			SEPTEMBER 30
	2023	2022	% Change	2023	2022	% Change
Gross profit
Americas	$149.2	$60.2	147.8%	$413.8	$193.3	114.1%
EMEA	29.4	8.3	254.2%	83.4	34.0	145.3%
JAPIC	7.4	6.1	21.3%	21.4	14.5	47.6%
Lift truck business	186.0	74.6	149.3%	518.6	241.8	114.5%
Bolzoni	19.5	13.7	42.3%	62.8	51.4	22.2%
Nuvera	(1.9)	(2.0)	5.0%	(5.8)	(5.5)	(5.5)%
Eliminations	—	0.6	n.m.	0.3	(0.5)	n.m.
	$203.6	$86.9	134.3%	$575.9	$287.2	100.5%
Selling, general and administrative expenses
Americas	$83.8	$59.3	(41.3)%	$235.7	$184.9	(27.5)%
EMEA	27.0	21.5	(25.6)%	77.3	69.4	(11.4)%
JAPIC	10.1	9.0	(12.2)%	30.2	25.1	(20.3)%
Lift truck business	120.9	89.8	(34.6)%	343.2	279.4	(22.8)%
Bolzoni	16.6	15.0	(10.7)%	50.1	47.2	(6.1)%
Nuvera	7.5	7.0	(7.1)%	22.6	19.5	(15.9)%
	$145.0	$111.8	(29.7)%	$415.9	$346.1	(20.2)%
Operating profit (loss)
Americas	$65.4	$0.9	n.m.	$178.1	$8.4	n.m.
EMEA	2.4	(13.2)	n.m.	6.1	(35.4)	n.m.
JAPIC	(2.7)	(2.9)	6.9%	(8.8)	(10.6)	17.0%
Lift truck business	65.1	(15.2)	n.m.	175.4	(37.6)	n.m.
Bolzoni	2.9	(1.3)	n.m.	12.7	4.2	202.4%
Nuvera	(9.4)	(9.0)	(4.4)%	(28.4)	(25.0)	(13.6)%
Eliminations	—	0.6	n.m.	0.3	(0.5)	n.m.
	$58.6	$(24.9)	n.m.	$160.0	$(58.9)	n.m.
Interest expense	$9.6	$7.7	(24.7)%	$28.2	$18.9	(49.2)%
Other (income) expense	$(3.6)	$(0.2)	n.m.	$(7.5)	$(2.3)	226.1%
Net income (loss) attributable to stockholders	$35.8	$(37.3)	n.m.	$100.7	$(81.7)	n.m.
Diluted earnings (loss) per share	$2.06	$(2.20)	n.m.	$5.82	$(4.84)	n.m.
Reported income tax rate	30.8%	(13.0)%		26.5%	(5.3)%
n.m. - not meaningful

Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. "Other adjustments" in the first nine months of 2022 below represents suspended orders for which the Company has no defined plans to fulfill. As of September 30, 2023, unit backlog excludes 2,300 of these suspended orders. As of September 30, 2023, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2023	2022	2023	2022
Unit backlog, beginning of period	92.8	112.0	102.1	105.3
Unit shipments	(25.7)	(24.5)	(78.6)	(73.7)
Unit bookings	18.2	20.7	61.8	79.8
Other adjustments	—	—	—	(3.2)
Unit backlog, end of period	85.3	108.2	85.3	108.2

The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2023	2022	2023	2022
Bookings, approximate sales value	$580	$680	$1,950	$2,390
Backlog, approximate sales value	$3,540	$3,700	$3,540	$3,700

Third Quarter of 2023 Compared with Third Quarter of 2022

The following table identifies the components of change in revenues for the third quarter of 2023 compared with the third quarter of 2022:

	Revenues
		Lift truck
	HY	Americas	EMEA	JAPIC
2022	$840.1	$571.3	$159.4	$65.5
Increase (decrease) in 2023 from:
Unit volume and product mix	65.7	91.5	(14.0)	(11.8)
Price	58.7	33.2	25.1	0.4
Foreign currency	14.7	1.6	14.4	(1.3)
Parts	14.2	16.2	(1.2)	(0.8)
Other	2.5	2.7	0.2	(0.4)
Bolzoni revenues	10.6	—	—	—
Nuvera revenues	0.3	—	—	—
Eliminations	(5.6)	—	—	—
2023	$1,001.2	$716.5	$183.9	$51.6

Revenues increased 19.2% to $1,001.2 million in the third quarter of 2023 from $840.1 million in the third quarter of 2022. The increase in Lift Truck revenues was primarily due to higher unit and parts volumes in the Americas and improved pricing in all geographic regions. The improvement in revenue was partially offset by a decline in unit shipments in EMEA and JAPIC.

Bolzoni revenues increased in the third quarter of 2023 compared with the third quarter of 2022 mainly from higher volume and improved pricing.

The following table identifies the components of change in operating profit (loss) for the third quarter of 2023 compared with the third quarter of 2022:

	Operating Profit (Loss)
		Lift truck
	HY	Americas	EMEA	JAPIC
2022	$(24.9)	$0.9	$(13.2)	$(2.9)
Increase (decrease) in 2023 from:
Lift truck gross profit	110.8	89.0	21.1	1.3
Lift truck selling, general and administrative expenses	(31.1)	(24.5)	(5.5)	(1.1)
Bolzoni operations	4.2	—	—	—
Nuvera operations	(0.4)	—	—	—
2023	$58.6	$65.4	$2.4	$(2.7)

The Company recognized operating profit of $58.6 million in the third quarter of 2023 compared with an operating loss of $24.9 million in the third quarter of 2022. The increase in Lift Truck operating profit was primarily due to improved gross profit from higher pricing of $58.7 million, mainly in the Americas and EMEA, favorable material costs in the Americas, a shift in sales to higher margin lift trucks and higher unit and parts volumes in the Americas. The increase in gross profit was partially offset by higher selling, general and administrative expenses primarily due to increased employee-related costs, including incentive compensation, as well as higher product development, product liability and marketing costs.

Operating profit in the Americas increased primarily due to improved gross profit from higher pricing of $33.2 million, favorable material costs and higher unit and parts sales. The increase in gross profit was partially offset by higher selling, general and administrative expenses primarily related to increased employee-related costs, including incentive compensation, as well as higher product development, product liability and marketing costs.

EMEA recognized operating profit of $2.4 million in the third quarter of 2023 compared with an operating loss of $13.2 million in the third quarter of 2022, primarily from higher gross profit from improved pricing of $25.1 million, partially offset by lower unit volume and higher selling, general and administrative expenses.

Bolzoni recognized operating profit of $2.9 million in the third quarter of 2023 compared with an operating loss of $1.3 million in the third quarter of 2022 primarily due to higher gross profit from higher sales volume and improved pricing.

The Company recognized net income attributable to stockholders of $35.8 million in the third quarter of 2023 compared with a net loss of $37.3 million in the third quarter of 2022. The improvement was primarily the result of higher operating profit (loss), partially offset by increased income tax and interest expense. See Note 5 of the Company's condensed consolidated financial statements for further discussion of the Company's income tax provision.

First Nine Months of 2023 Compared with First Nine Months of 2022

The following table identifies the components of change in revenues for the first nine months of 2023 compared with the first nine months of 2022:

	Revenues
		Lift truck
	HY	Americas	EMEA	JAPIC
2022	$2,563.1	$1,725.6	$513.9	$182.1
Increase (decrease) in 2023 from:
Unit volume and product mix	230.1	259.4	2.9	(32.2)
Price	210.9	129.8	78.2	2.9
Parts	78.3	72.9	4.3	1.1
Bolzoni revenues	24.3	—	—	—
Nuvera revenues	2.0	—	—	—
Other	1.2	1.8	(0.5)	(0.1)
Eliminations	(16.1)	—	—	—
Foreign currency	(2.7)	1.4	0.6	(4.7)
2023	$3,091.1	$2,190.9	$599.4	$149.1

Revenues increased 20.6% to $3,091.1 million in the first nine months of 2023 from $2,563.1 million in the first nine months of 2022. The increase was primarily due to higher unit and parts volumes in the Americas, improved pricing and a shift in sales to higher-priced lift trucks in the Americas and EMEA.

Bolzoni revenues increased in the first nine months of 2023 compared with the first nine months of 2022 mainly from improved pricing and higher volume.

The following table identifies the components of change in operating profit for the first nine months of 2023 compared with the first nine months of 2022:

	Operating Profit (Loss)
		Lift truck
	HY	Americas	EMEA	JAPIC
2022	$(58.9)	$8.4	$(35.4)	$(10.6)
Increase (decrease) in 2023 from:
Lift truck gross profit	277.6	220.5	49.4	6.9
Lift truck selling, general and administrative expenses	(63.8)	(50.8)	(7.9)	(5.1)
Bolzoni operations	8.5	—	—	—
Nuvera operations	(3.4)	—	—	—
2023	$160.0	$178.1	$6.1	$(8.8)

The Company recognized an operating profit of $160.0 million in the first nine months of 2023 compared with an operating loss of $58.9 million in the first nine months of 2022. The increase in Lift Truck operating profit was primarily due to improved gross profit from higher pricing of $210.9 million, mainly in the Americas and EMEA, a shift in sales to higher margin lift trucks and higher unit and parts sales compared with the first nine months of 2022. These items were partially offset by higher selling, general and administrative expenses primarily due to increased employee-related costs, including incentive compensation, as well as higher product development, product liability and marketing costs.

Operating profit in the Americas increased primarily due to improved gross profit from higher pricing of $129.8 million, a shift in sales to higher margin lift trucks and increased unit and parts sales. These improvements were partially offset by higher selling, general and administrative expenses, primarily related to higher employee costs, including incentive compensation, as well as higher product development, product liability and marketing costs.
EMEA's operating profit improved mainly due to improved gross profit from improved pricing of $78.2 million, partially offset by material cost inflation and manufacturing inefficiencies.

JAPIC's operating loss improved to $8.8 million in the first nine months of 2023 from $10.6 million in the first nine months of 2022, primarily due to higher gross profit from a shift in mix to higher-margin products, partially offset by higher selling, general and administrative expenses.

Bolzoni's operating profit increased to $12.7 million in the first nine months of 2023 compared with $4.2 million in the first nine months of 2022 primarily due to higher gross profit from improved pricing, lower material costs and higher volumes. The increase in gross profit was partially offset by higher selling, general and administrative expenses, primarily related to higher employee costs, including incentive compensation.

Nuvera's operating loss increased to $28.4 million in the first nine months of 2023 compared with $25.0 million in the first nine months of 2022 primarily from higher selling, general and administrative expenses primarily related to product development and increased employee-related costs, including incentive compensation.

The Company recognized net income attributable to stockholders of $100.7 million in the first nine months of 2023 compared with a net loss of $81.7 million in the first nine months of 2022. The improvement was primarily the result of the factors affecting operating profit (loss), partially offset by higher income taxes and interest expense. See Note 5 of the Company's condensed consolidated financial statements for further discussion of the Company's income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2023	2022	Change
Operating activities:
Net income (loss)	$102.4	$(79.5)	$181.9
Depreciation and amortization	33.8	33.0	0.8
Dividends from unconsolidated affiliates	10.5	15.6	(5.1)
Working capital changes
Accounts receivable	1.8	(41.3)	43.1
Inventories	(21.9)	(43.6)	21.7
Accounts payable and other liabilities	(44.1)	156.8	(200.9)
Other current assets	(6.5)	(3.4)	(3.1)
Other operating activities	29.1	(3.3)	32.4
Net cash provided by operating activities	105.1	34.3	70.8
Investing activities:
Expenditures for property, plant and equipment	(18.9)	(19.7)	0.8
Proceeds from the sale of assets and business	2.3	0.9	1.4
Purchase of noncontrolling interest	(3.2)	(8.4)	5.2
Net cash used for investing activities	(19.8)	(27.2)	7.4

Cash flow before financing activities	$85.3	$7.1	$78.2

Net cash provided by operating activities increased $70.8 million in the first nine months of 2023 compared with the first nine months of 2022, primarily as a result of higher net income partially offset by changes in working capital items. The changes in working capital were mainly due to a decrease in accounts payable and customer deposits received related to down payments on orders in the first nine months of 2023 compared with the first nine months of 2022.

The change in net cash used for investing activities during the first nine months of 2023 compared with the first nine months of 2022 was mainly due to the purchase of Bolzoni's noncontrolling interest in 2023 compared with the first installment purchase of the noncontrolling interest of Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. in 2022.

	2023	2022	Change
Financing activities:
Net increase (decrease) of long-term debt and revolving credit agreements	$(50.2)	$14.7	$(64.9)
Cash dividends paid	(16.7)	(16.4)	(0.3)
Other	(2.2)	(0.2)	(2.0)
Net cash used for financing activities	$(69.1)	$(1.9)	$(67.2)

The change in net cash used for financing activities was primarily due to debt repayments during the first nine months of 2023 compared with additional borrowings in the first nine months of 2022.

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

The Facility can be increased up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders. The obligations under the Facility are generally secured by a first priority lien on working capital assets of the borrowers and guarantors in the Facility, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property. The approximate book value of assets held as collateral under the Facility was $1.2 billion as of September 30, 2023.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At September 30, 2023, the Company was in compliance with the covenants in the Facility.

The new $25.0 million tranche will terminate on May 1, 2024 unless otherwise terminated prior to such date by the Company in accordance with the terms of the Facility. Commencing December 1, 2023, the new $25.0 million tranche will amortize on a monthly basis in the amount of $4.2 million per month.

Key terms of the Facility as of September 30, 2023 were as follows:

		FACILITY
U.S. borrowing capacity		$235.0
Non-U.S. borrowing capacity		90.0
Outstanding		97.4
Availability restrictions		4.5
Availability		$223.1

	FILO LOANS	LOANS OTHER THAN FILO LOANS
Applicable margins, as defined in agreement
U.S. base rate loans	2.25%	0.25% to 0.75%
SOFR, EURIBOR and non-U.S. base rate loans	3.25%	1.25% to 1.75%
SOFR adjustment, as defined in agreement	0.10%	0.10%
Applicable margins, for amounts outstanding
U.S. base rate loans	—	0.50%
SOFR loans	3.25%	1.50%
Non-U.S. base rate loans	—	1.50%
Applicable interest rate, for amounts outstanding
SOFR	8.67%	6.93%
EURIBOR	—	5.35%
Facility fee, per annum on unused commitment	—	0.25%

The Term Loan requires quarterly principal payments on the last day of each March, June, September and December, which commenced September 30, 2021, in an amount equal to $562,500 and the final principal repayment is due in May 2028. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan.
The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on working capital assets of the borrowers and guarantors of the Facility, which includes, but is not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Term Loan was $800 million as of September 30, 2023.
In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. At September 30, 2023, the Company was in compliance with the covenants in the Term Loan.
Key terms of the Term Loan as of September 30, 2023 were as follows:

TERM LOAN
Outstanding	$219.9
Discounts and unamortized deferred financing fees	3.5
Net amount outstanding	$216.4
Applicable margins, as defined in agreement
U.S. base rate loans	2.50%
SOFR	3.50%
SOFR adjustment, as defined in agreement	0.11%
SOFR floor	0.50%
Applicable interest rate, for amounts outstanding	8.93%

The Company had other debt outstanding, excluding finance leases, of approximately $171.1 million at September 30, 2023. In addition to the excess availability under the Facility of $223.1 million, the Company had remaining availability of $30.6 million related to other non-U.S. revolving credit agreements at September 30, 2023.
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

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Nine Months Ended September 30, 2023	Planned for Remainder of 2023	Planned 2023 Total	Actual 2022
Lift truck business	$14.0	$19.2	$33.2	$20.3
Bolzoni	3.2	2.0	5.2	5.5
Nuvera	1.7	2.0	3.7	3.0
	$18.9	$23.2	$42.1	$28.8

Planned expenditures for the remainder of 2023 are primarily for product development, improvements to information technology infrastructure and improvements at manufacturing locations and manufacturing equipment. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	SEPTEMBER 30 2023	DECEMBER 31 2022	Change
Cash and cash equivalents	$78.2	$59.0	$19.2
Other net tangible assets	662.2	625.0	37.2
Intangible assets	39.8	42.7	(2.9)
Goodwill	51.0	51.3	(0.3)
Net assets	831.2	778.0	53.2
Total debt	(510.6)	(552.9)	42.3
Total temporary and permanent equity	$320.6	$225.1	$95.5
Debt to total capitalization	61%	71%	(10)%

PERSPECTIVES AND OUTLOOK

Market Commentary

Many external market factors, including geopolitical instability, most recently evidenced by the Israel/Gaza conflict, continue to create a significant amount of uncertainty within the global economic environment. As a result of this, as well as abnormally high volumes during the 2020 to 2022 pandemic period, market activity has been moderating in certain parts of the world across 2023, particularly in EMEA.

The latest publicly available lift truck market data indicates that new unit, second-quarter 2023 booking activity decreased in all major geographies except China and India compared with the robust prior-year levels. Internal company estimates suggest that third-quarter 2023 global lift truck market bookings continued to decrease compared with the prior year, with the pace of decline accelerating in the Americas and decelerating in EMEA.

Looking ahead, the fourth-quarter 2023 global lift truck market is expected to decline from fourth-quarter 2022. In 2024, global market bookings are expected to be generally comparable to 2023 levels, with an anticipated first-half decline expected to be offset by a second-half increase. For both full-year 2023 and 2024, market unit volumes are projected to remain strong and above pre-pandemic levels in most regions.

Consolidated Strategic Perspective

The Company believes the improving 2023 results are due to actions taken since the global pandemic began. These actions include the implementation of key strategies, projects and significant process improvements, all of which better position the Company for substantial longer-term growth. The Company believes that its mature Lift Truck and Bolzoni businesses are the foundation for this improvement, while the Nuvera Fuel Cell business' substantial growth prospects are expected to be realized in future years.

Operational Perspectives - Lift Truck Business

The Company's third-quarter 2023 lift truck bookings decreased 15% from second-quarter 2023 and 12% from prior-year levels due to solid, but declining, global market demand and a continued company focus on booking orders with strong margins. Looking forward, fourth-quarter bookings are projected to increase year-over-year due to projected market share gains. In 2024, the Company expects bookings increases compared with 2023, after a moderate first-quarter 2024 decline, as a result of continued market share gains despite an overall flat global lift truck market. These anticipated increases are primarily the result of the Company's maturing strategic initiatives. Planned production increases combined with anticipated market level decreases in the first half of 2024 are expected to help the Company reduce its extended lead times and backlog closer to pre-pandemic levels over the course of 2024. However, given current expectations, improving lead times and backlog levels will likely remain above optimal levels for some time on some product lines. Certain lines, such as warehouse products, are expected to return to more normal lead time and backlog levels in 2024. The Company's extended backlog, valued at $3.5 billion, is almost a full year of revenue and should serve as an initial shock absorber for the business if bookings decline more than anticipated in 2024.

Consolidated fourth-quarter 2023 shipments are anticipated to decrease modestly compared with the prior-year period, with a moderate increase in Americas, led by anticipated higher production rates, expected to be more than offset by fewer EMEA shipments as a result of continuing product launch issues. Full-year 2024 production and shipment rates are expected to increase compared with 2023 as component constraints dissipate and the Company focuses on maintaining a full production pipeline across its facilities in a moderated market environment.

The trend of higher average unit backlog prices and margins continued in the third quarter largely due to benefits from prior-year pricing implemented to offset inflation. Third-quarter 2023 average booking prices were flat compared with second-quarter 2023 and declined modestly versus the prior year largely due to product mix. Material costs have generally stabilized. Forward economic indicators suggest some nominal inflationary increases, particularly for labor costs, in fourth-quarter 2023 and full-year 2024. The Company expects to maintain its strong price-to-cost ratio in the remainder of 2023 and into 2024 as the higher-priced backlog is shipped. Overall, the Company believes average unit margins will improve in fourth-quarter 2023 over the prior-year and remain at sound levels throughout 2024. Anticipated increases in labor and overhead costs are projected to erode the favorable price-to-cost ratio over 2024, resulting in modestly lower gross margins compared with 2023. The Company continues to monitor labor and material costs closely, as well as the impact of tariffs and competition, and will adjust forward pricing accordingly.

The factors outlined above, as well as the benefits from the Company's maturing strategic initiatives, are expected to lead to an increase in fourth-quarter 2023 Lift Truck revenues and operating profit compared with the prior year. Fourth-quarter 2023 operating profit is expected to decrease from the strong third-quarter due to an anticipated mix shift toward lower margin sales channels, higher labor and manufacturing costs and increased operating expenses. Looking forward, the Lift Truck business expects an increase in 2024 revenues, while operating profit is expected to be similar to 2023. These forecasts, however, are highly sensitive to, in particular, the impact of global supply chain adjustments and the Company's production capabilities.

Strategic Perspectives - Lift Truck

From a broad perspective, the Lift Truck business has three core strategies that are expected to transform the Company’s competitiveness, market position and economic performance over time:
•Provide products that improve customer productivity at the lowest cost of ownership, including for low-intensity applications. The Lift Truck business' capabilities in this area are expected to be enhanced by bringing to market a wide variety of vehicle innovations, including new modular and scalable product families, truck electrification projects and technology advancements in operator assist systems (OAS), power options and vehicle automation;

•Be the leader in the delivery of industry- and customer-focused solutions by transforming the Company's sales approach to ensure it meets a wide variety of customer needs across a broad set of end markets; and
•Be the leader in independent distribution by focusing on effectively coordinating dealer and major account coverage, enhancing dealer excellence and ensuring outstanding dealer ownership globally.

The Company continues to make progress on its high priority projects. Over the past two years, the Company launched its heart-of-the-line modular, scalable 2- to 3.5-ton internal combustion engine lift trucks in the EMEA and Americas markets. The production ramp-up is occurring gradually given the current extended backlog. However, bookings and shipments accelerated in 2023. A fourth-quarter 2023 launch is expected for the JAPIC market. Similar enhancements to the 2- to 3.5-ton electric truck platforms are also expected over 2024 and 2025. The modular, scalable product platform is expected to enhance multiple areas of the business, including reducing supply chain costs, improving working capital levels and helping optimize the Company's manufacturing footprint, while providing customers with a more customizable product that better meets their needs.

The Lift Truck business has key projects which include electrifying trucks used for applications now dominated by internal combustion engine trucks that capitalize on advancements in electric powertrain options. The Company currently has its first electrified fuel cell Container Handler operating at the Port of Los Angeles. During the 2023 third quarter, the Company delivered an electrified fuel cell Reach Stacker to the Port of Valencia, Spain. Hyster-Yale anticipates delivering a new electrified fuel cell Terminal Tractor and an electrified fuel cell Empty Container Handler to a customer in Hamburg, Germany in the first half of 2024. The Company is exploring options for additional electrification projects within the European Union and the United States. The Company also has key projects focused on applying its technology advancements to additional OAS and automated product options. Notably, during third-quarter 2023, the Company entered into an agreement with a technology-service provider to co-develop further robotics software technology for automated lift truck solutions.

Operational and Strategic Perspectives - Bolzoni

Bolzoni anticipates a modest revenue decline in fourth-quarter 2023 compared with fourth-quarter 2022 resulting from a projected market decline. Despite the anticipated revenue decrease, operating profit is expected to increase over the prior year fourth quarter due to ongoing strict cost controls. Fourth-quarter 2023 operating profit is projected to be comparable to third-quarter 2023. In 2024, Bolzoni expects comparable revenues to 2023. Operating profit is expected to increase year-over-year as improved unit margins are anticipated to more than offset higher costs.

Bolzoni's core strategy is to be the leader in the attachments business. In this context, Bolzoni continues to concentrate on driving its "One Company - 3 Brands" approach globally, increasing its Americas business and focusing on strengthening its ability to serve key attachment industries and customers in global markets. As part of this approach, Bolzoni also intends to increase its sales, marketing and product capabilities in North America and Europe to support its industry-specific sales strategy.

Operational and Strategic Perspectives - Nuvera

Nuvera's core strategy is to be a leader in the heavy-duty fuel cell market. Nuvera continues to focus on placing 45kW and 60kW fuel cell engines in heavy-duty vehicle applications for which battery-only electrification does not provide an adequate solution. As a result, these applications are expected to have significant and nearer-term fuel cell adoption potential. Nuvera has announced several projects with various third parties to test Nuvera® engines in targeted applications, including the Port of Los Angeles and the Port of Valencia. Nuvera expects to have additional products being tested in bus applications in China and India, in marine applications in the Netherlands, and in a German port by mid-2024. Nuvera is also developing a new, larger 125kW fuel cell engine for heavier-duty applications, which is projected to be available in 2025, and plans to sell modular fuel cells for stationary and mobile generator applications.

During the fourth quarter of 2023 and in 2024, Nuvera plans to focus on increasing customer product demonstrations and customer bookings. Nuvera is expanding its presence in Europe and China. Recurring orders from current customers have been booked and are expected to result in higher sales in fourth-quarter 2023 and in 2024 compared with the prior year periods. The business also expects to generate a lower loss in fourth-quarter 2023 compared with 2022 largely due to anticipated higher shipments combined with lower costs due to the expected receipt of government funding for fuel-cell research and development. In 2024, Nuvera expects higher sales with moderately higher development costs, resulting in comparable operating results compared with 2023. The increased volume of engine demonstrations should significantly enhance the foundation for future fuel cell engine technology adoption and improved financial returns.

Consolidated Outlook

At the consolidated level, fourth-quarter 2023 operating profit and net income are expected to improve significantly over a profitable fourth-quarter 2022, although not to the level of third-quarter 2023. In 2024, the Company expects operating profit and net income to be similar to 2023. The Company made solid progress toward its 7% operating profit margin and greater than 20% return on total capital employed goals at both the Lift Truck and Bolzoni businesses in 2023, and further progress is expected in 2024. To meet these expectations, however, the Company will have to effectively manage its ongoing component and labor costs and achieve increased production levels.

The programs to reduce inventory and generate cash are anticipated to show further progress in fourth-quarter 2023 and 2024. The Company is committed to reducing its leverage and enhancing its cash flows through ongoing working capital action plans and continued discipline over capital expenditures and operating expenses. Capital expenditures are expected to be approximately $42 million for full-year 2023. Working capital control continues to be an area of intense focus for the Company. Inventory levels remain elevated and above pre-pandemic levels but are slowly declining. Efforts to maximize the use of on-hand inventory are expected to help reduce excess inventory levels, especially in 2024. Supply constraints continue to be an issue intermittently, and labor constraints periodically cause certain production and inventory usage disruptions. However, the Company anticipates continued inventory improvements over the remainder of 2023 and 2024. As a result of these actions, the Company expects a significant increase in cash flow before financing activities for full-year 2023 compared with 2022, and further progress is expected in 2024.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) delays in delivery and other supply chain disruptions, or increases in costs as a result of inflation or otherwise, including materials, critical components and transportation costs and shortages, the imposition of tariffs, or the renewal of tariff exclusions, on raw materials or sourced products, and labor, or changes in or unavailability of quality suppliers or transporters, including the impacts of the foregoing risks on the Company's liquidity, (2) delays in manufacturing and delivery schedules, (3) customer acceptance of pricing, (4) the ability of the Company and its dealers, suppliers and end-users to access credit in the current economic environment, or obtain financing at reasonable rates, or at all, as a result of interest rate volatility and current economic and market conditions, including inflation, (5) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, including any reduction in demand as a result of an economic recession, (6) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, including the Uyghur Forced Labor Prevention Act (the “UFLPA”) which could impact our imports from China, as well as armed conflicts, including the Russia/Ukraine conflict and/or the Israel and Gaza conflict, and their regional effects, (7) exchange rate fluctuations, interest rate volatility and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (8) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (9) the successful commercialization of Nuvera's technology, (10) the political and economic uncertainties in the countries where the Company does business, as well as the effects of any withdrawals from such countries, (11) bankruptcy of or loss of major dealers, retail customers or suppliers, (12) customer acceptance of, changes in the costs of, or delays in the development of new products, (13) introduction of new products by, more favorable product pricing offered by or shorter lead times available through competitors, (14) product liability or other litigation, warranty claims or returns of products, (15) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (16) the ability to attract, retain, and replace workforce and administrative employees, (17) disruptions resulting from natural disasters, public health crises, political crises or other catastrophic events, and (18) the ability to protect the Company’s information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network breaches.

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

Changes in internal control over financial reporting: During the third quarter of 2023, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None
Item 1A     Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 in the section entitled “Risk Factors.”
Item 2    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
    None
Item 3    Defaults Upon Senior Securities
    None
Item 4    Mine Safety Disclosures
    Not applicable
Item 5    Other Information
None of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended September 30, 2023.

Item 6    Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number*	Description of Exhibits

31(i)(1)	Certification of Rajiv K. Prasad. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Scott A. Minder pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Rajiv K. Prasad and Scott A. Minder
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL and contained in Exhibit 101
* Numbered in accordance with Item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale Materials Handling, Inc.

Date:	October 31, 2023	/s/ Jennifer M. Langer
Jennifer M. Langer
Vice President, Controller and Chief Accounting Officer (principal accounting officer)