Form 10-K
period 2023-12-31
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2024-02-27
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended:	December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-54799
HYSTER-YALE MATERIALS HANDLING, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1637659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5875 Landerbrook Drive
Suite 300
Cleveland	44124-4069
OH	(Zip code)
(Address of principal executive offices)
Registrant's telephone number, including area code: (440) 449-9600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $0.01 Per Share	HY	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)        Yes ☐     No ☒
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter): $637,678,449
Number of shares of Class A Common Stock outstanding at February 23, 2024: 14,019,963
Number of shares of Class B Common Stock outstanding at February 23, 2024: 3,468,848
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for its 2024 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
Item 1. BUSINESS
General
Hyster-Yale Materials Handling, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company Hyster-Yale Group, Inc. ("HYG"), is a globally integrated company offering a full line of high-quality, application-tailored lift trucks and solutions aimed at meeting the specific materials handling needs of its customers. The Company's solutions include attachments and hydrogen fuel cell power products, telematics, automation and fleet management services, as well as a variety of other power options for its lift trucks. The Company is headquartered in Cleveland, Ohio. Through HYG, the Company designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally, primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. The Company owns a 90% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"), a Chinese manufacturer of low-intensity and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets. Lift trucks and component parts are manufactured in the United States, Northern Ireland, China, Mexico, the Netherlands, Brazil, the Philippines, Italy, Japan and Vietnam. Hyster-Yale was incorporated as a Delaware corporation in 1999.
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
The components of the Company's revenues were as follows for the year ended December 31:

	2023	2022	2021
Lift trucks	74%	73%	73%
Parts	15%	15%	15%
Service, rental and other	6%	7%	6%
Bolzoni	5%	5%	6%
Nuvera	less than 1%	less than 1%	less than 1%
Sales of internal combustion engine and electric lift trucks as a percentage of the Company's revenues were as follows for the year ended December 31:

	2023	2022	2021
Internal combustion	44%	43%	42%
Electric	30%	30%	31%
Total lift truck sales	74%	73%	73%
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
The Company sells Hyster®- and Yale®-branded aftermarket parts to dealers for Hyster® and Yale® lift trucks. The Company also sells aftermarket parts under the UNISOURCE™ and PREMIER™ brands to Hyster® and Yale® dealers for the service of competitor lift trucks. The Company has a contractual relationship with a third-party, multi-brand, aftermarket parts wholesaler in the Americas and EMEA whereby orders from the Company's dealers for parts are fulfilled by the third party who then pays the Company a commission.
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
Distribution Network
The Company distributes lift trucks and attachments primarily through two channels: independent dealers and a direct sales program to major customers. In addition, the Company distributes aftermarket parts and services for its lift trucks through its independent dealers. The Company’s end-user base is diverse and fragmented, including but not limited to the following industries: light and heavy manufacturers, trucking and automotive, rental, building materials and paper suppliers, lumber, metal products, warehouses, retailers, food and beverage distributors, container handling and U.S. and non-U.S. governmental agencies.
Independent Dealers
The Company’s dealers, located in 123 countries, are generally independently owned and operated. The following table summarizes the Company's dealers as of December 31, 2023:

	Hyster®	Yale®	Dual-Branded	Maximal®
Americas	12	22	33	15
EMEA	59	52	16	22
JAPIC	72	10	4	14
	143	84	53	51
Global Accounts
The Company operates a direct sales program to major customers or global accounts for both Hyster® and Yale®. This program focuses on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. This program accounted for 19%, 17% and 20% of new lift truck unit volume in 2023, 2022 and 2021, respectively. The independent dealers support these major customers by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with these major customer sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, this global accounts program markets services, including full maintenance leases and fleet management.
Financing of Sales
The Company is engaged in a joint venture with Wells Fargo Financial Leasing, Inc. ("WF") to provide dealer and customer financing of new lift trucks in the United States. The Company owns 20% of the joint venture entity, HYG Financial Services, Inc. ("HYGFS"), and receives fees and certain remarketing profits under a joint venture agreement. During 2022, the agreement was amended to extend the term through December 2028. The agreement automatically renews for additional one-year terms unless written notice is given by either party at least 180 days prior to termination. The Company accounts for its ownership of HYGFS using the equity method of accounting.
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
Backlog
The following table outlines the Company's backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks:

	December 31, 2023	September 30, 2023	December 31, 2022
Units (in thousands)	78.4	85.3	102.1
Backlog, approximate sales value (in millions)	$3,330	$3,540	$3,730
As of December 31, 2023, the Company expects substantially all of its backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks to be sold during the next twelve months. Backlog represents unfilled lift truck orders placed with the Company’s manufacturing and assembly facilities from dealers and direct sales to customers. In general, unfilled orders may be canceled at any time prior to the time of sale; however, the Company can assess cancellation penalties on dealer orders within a certain period prior to initiating production. In certain circumstances, dealer orders may be cancelled, for a limited time period without penalty, after receiving notice of a surcharge on the order from the Company. The dollar value of backlog is calculated using the current unit backlog and the forecasted average sales price per unit.
Key Suppliers and Raw Materials
During 2022 and 2021, the Company experienced significant increases in material costs, primarily from global price increases for industrial metals, including steel, lead and copper and other commodity products, such as rubber, as a result of increased demand and limited supply. During 2023 the Company experienced declines in some material costs which helped sustain the Company's strong margin position, however ongoing volatility in global markets and the impact on demand and supply may result in unanticipated cost increases for our product. The Company attempts to pass these increased costs along to its customers in the form of higher prices for its products. However, given a certain portion of the Company's current backlog is subject to fixed pricing, it may not be able to fully offset the increased market-based costs of industrial metals and other commodities due to overall market conditions and the lag time involved in implementing price increases for its products.
Steel is a significant raw material required by the Company's manufacturing operations and is generally purchased from steel producing companies in the geographic area near each of the Company's manufacturing facilities. Other significant components for the Company's lift trucks are engines, axles, brakes, transmissions, batteries and chargers. In addition, the Company depends on a limited number of suppliers for some of the Company's crucial components, including diesel and gasoline engines, which are supplied by, among others, Power Solutions International, Inc., Yanmar Power Technology Co., LTD. and Kubota Corp., drive-system components, which are supplied by, among others, Dana Corporation, ZF Company and Zapi Inc., and cast-iron counterweights used to counter balance some lift trucks, which are obtained from, among others, Eagle Quest International Ltd. and BTS5 Incorporated. Some of these critical components are imported and subject to regulations, such as customary inspection by the U.S. Customs and Border Protection under the auspices of the U.S. Department of Homeland Security, as well as the Company's own internal controls and security procedures. Although most components are available from numerous sources or in quantities sufficient to meet requirements, the Company has experienced and may continue to experience significant shortages of key components for certain products, which has negatively affected and may in the future negatively affect production levels.
Government and Trade Regulations
The Company has been impacted by ongoing trade disputes with China, which led to the imposition of tariffs resulting in higher material costs. In addition, the Company’s business has been affected in the past by trade disputes between the United States and Europe. In the future, the Company's results of operations may be materially adversely affected to the extent the Company is affected by trade disputes with other foreign jurisdictions, and increased tariffs are levied on its goods or the materials the Company purchases.

Competition
The Company is one of the leaders in the lift truck industry with respect to market share in the Americas and worldwide. Competition in the lift truck industry is based primarily on strength and quality of dealers, brand loyalty, customer service, new lift truck sales prices, availability of products and aftermarket parts, comprehensive product line offerings, product performance, quality and innovation, including features, and the cost of ownership over the life of the lift truck. The Company competes with several global lift truck manufacturers that operate in all major markets, as well as other niche companies. The lift truck industry also competes with alternative methods of materials handling, including conveyor systems and automated guided vehicles and systems. The Company's aftermarket parts offerings compete with parts manufactured by other lift truck manufacturers, as well as companies that focus solely on the sale of generic parts.
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
Sumitomo-NACCO Joint Venture
The Company has a 50% ownership interest in Sumitomo NACCO Forklift Co., Ltd. ("SN"), a limited liability company that was formed in 1970 primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each stockholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, the Company accounts for its ownership in SN using the equity method of accounting. The Company purchases Hyster®- and Yale®-branded lift trucks and related component and aftermarket parts from SN for sale outside of Japan under agreed-upon terms. The Company also contracts with SN for engineering design services on a cost plus basis and charges SN for technology used by SN but developed by the Company. During 2023, SN sold approximately 8,000 lift trucks.

Human Capital Resources
As of January 31, 2024, the Company had approximately 8,600 employees. The employees are distributed among each of the Company's businesses as follows:

Lift Truck	7,200
Bolzoni	1,200
Nuvera	200
Certain employees in the Danville, Illinois parts depot operations are unionized. The Danville union contract expires every three years at which time salaries, certain employee policies and a limited number of benefits are negotiated for the following three-year period. The Company’s contract with the Danville union expires in June 2024. Generally, employee benefits for Danville union employees are aligned with non-union U.S. employees. All other employees at the Company's facilities in the United States are not represented by unions. In Brazil, all employees are represented by a union. The Company’s contracts with the Brazilian unions expire annually at which time salaries and certain benefits are negotiated for the following year. In Mexico, certain employees are unionized. The Company’s contract with the Mexican union expires annually in March, at which time salaries are negotiated for the following year. Benefits in Mexico are negotiated every other year.
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
The Company believes the long-term best interests of its stockholders are best served by embracing economic, social, environmental and health and safety objectives throughout its organization, which also contributes benefits to its customers and the communities in which it operates. The Company has established specific cost-effective corporate projects through its 2026 Aspirations program that are expected to reduce its impact on the environment and conserve natural resources.
The Company considers its employees a primary focus area of corporate responsibility. The Company's priority on people focuses on five main areas: occupational health and safety, employment, diversity and equal opportunity, training and education and engagement with local communities.
Occupational Health & Safety
A robust focus on health and safety performance is a fundamental driver of the Company’s achievements. Within the “Safety First” framework, there is diligent oversight and assessment of key performance indicators, a testament to the Company's dedication to safeguarding the holistic well-being of our workforce. The Company's safety aspiration is for zero occupational injury or illness rates, based on the philosophy that all such injuries and illnesses are preventable.
The Company requires comprehensive training and accountability from all employees to uphold safety as a daily priority. The Company's workforce is empowered to initiate safety improvements, engage in safety committees and reinforce safety behaviors at all times. The Company recognizes that employees engaged in the work are the most knowledgeable about associated risks. Therefore, the Company requires that the local safety/environmental improvement teams contain employee representatives reflective of their workforce, including hourly employees.
As expressed in the Global Environmental/Occupational Health and Safety Policy, the Company considers environmental protection, occupational health and safety and site security to be paramount to our employees, contractors and visitors and seeks to minimize and control risks to people and the environment and do so by participating in industry standard third-party certifications. Furthermore, the Company's facilities undergo annual internal inspections against our environmental, occupational health and safety and security standards.
Employment
The Company thrives when employees feel valued, motivated and involved. Knowing this, the Company actively seeks to align our employees with fulfilling and impactful tasks which leverage their skills, talent and potential. The Company is committed to investing in initiatives for recruitment and talent development aimed at attracting and retaining a diverse, competent and qualified pool of skilled individuals.
Some of the employment initiatives offered include various training opportunities, an educational assistance program, competitive wage and benefit programs, promotion of diversity and inclusion initiatives, a wellness program and cultivation of an energetic corporate atmosphere. In each country where the Company operates, the Company reviews the competitive markets to develop comprehensive benefits packages that address health and well-being, such as medical, dental and vision coverages; financial security programs such as retirement and savings plans; paid time off for vacation and holiday time and more.

Diversity and Equal Opportunity
The Company is dedicated to fostering a respectful and inclusive work environment. The aspiration is for every employee and potential employee to be treated with dignity and fairness, free from any discrimination or harassment on the basis of race, color, national origin, religion, age, gender, sexual orientation or disability. The Company firmly stands against inappropriate behavior or remarks in the workplace. This includes conduct that creates a hostile or offensive atmosphere, disrupts work performance or harms employment opportunities. All forms of harassment, including sexual, verbal, physical or visual, are strictly prohibited. The Anti-Harassment and Anti-Discrimination Policy is a key component of the Company's Corporate Compliance Program.
The Company recognizes the importance of different voices and experiences in steering our growth and innovation forward. The Company continues to develop our female employees through our Leadership Exploration and Development (LEAD) program, which is an eight-month program empowering women with skills and mindset for impactful leadership. Through interactive sessions, readings and reflective activities, participants develop a comprehensive understanding of their strengths and learn to lead with clarity, courage, compassion and a strong business acumen. Attendees are nominated based on their current roles as well as their potential for leadership, their career goals and aspirations as well as other key criteria.
The Company also maintains several Employee Resource Groups ("ERG"), such as the W41 Women’s Network, HYG Veterans Group, Emerging Professionals Network, Green Team and the Young Professionals Network. These groups are employee-led and employee-run which promote diversity by bringing together employees who share similar interests or affinities. They offer access to resources, development and leadership opportunities, and are designed to leverage the individual talents, perspectives and experiences of employees to support an inclusive workplace environment. All regular, full-time employees are eligible to join any ERG. Furthermore, each ERG must have a leadership sponsor who provides guidance and feedback on the group’s strategies and objectives.
Training and Education
The Company believes in the 70/20/10 Model of Employee Development, where 70% of development occurs through on-the-job experiences, 20% is learned from others and 10% is through formal training. The Company also believes in developing its existing employee base, seeking to retain the best and brightest talent. Therefore, employees are encouraged to seek out a mix of opportunities to enhance their professional and personal growth.
A multitude of training and educational opportunities are offered through the Company's Learning and Development Guide and the Hyster-Yale Learning Center. Each employee is provided access to this guide and to a digital learning platform, receiving a detailed overview of the wide variety of development opportunities available to all employees at little or no cost to them.
The Company's dedication to the growth and advancement of its employees is emphasized in the Performance Management Program ("PMP"). This program harmonizes individual performance with business objectives, creating a platform for employees to make meaningful contributions to the organization through ongoing feedback and development while ultimately driving outstanding business outcomes. The PMP encourages employee reviews in a structured manner that allows for the employee and their manager to reflect upon and discuss progress at mid-year and at year-end. All salaried employees participate in the program, and the Company is piloting the program with hourly employees.
Engagement with Local Communities
The Company believes it has a civic obligation to support educational and charitable causes. The Board of Director’s Charitable Contributions Committee encourages the Company and each of its subsidiaries to maintain programs in support of the local communities where employees live and work. This committee focuses its efforts on charitable contributions towards programs of the arts and sponsoring cultural, education, civic, health and welfare organizations, health care programs and minority and women’s groups, as well as other charitable programs in areas in which the Company operates.
Environmental Health and Safety Responsibility
As the scope of environmental laws and regulations increases across the world, it is imperative to stay focused on the Company's compliance obligations. In response, the Company has developed policies and procedures to address standards for the environment, which are designed to meet or exceed applicable laws and regulations. At a minimum, all employees must adhere to the Code of Corporate Conduct, including compliance with applicable environmental, health and safety requirements as well as laws and regulations.
The Company's strategy comprises three key tenants:
•comply with all applicable environmental and health and safety requirements;
•keep all work areas free from environmental health and safety hazards; and
•comply with reporting requirements of the Company and government agencies

The Company strives to efficiently manage operational energy use and mitigate the carbon footprint across global operations. The Company reviews and validates globally reported environmental data and seeks to normalize environmental metrics according to sequence of event hours, allowing better understanding of the efficiency of key performance indicators while accounting for changes in business volume. Periodically, the Company will partner with a third party to perform external reviews and validations to enhance the program and build confidence with our stakeholders.
To effectively manage this program, the Company's energy and emissions management strategy is built upon three pillars:
•Efficiency
•reduce energy consumption within the Company's operations; and
•pursue renewable energy and other low-carbon sources
•Engagement
•collaborate with suppliers to understand their energy challenges and develop solutions
•Innovation
•design and deliver products that improve energy efficiency and decrease operating costs
The Company has a deep appreciation for energy and energy efficiency. The Company consumes energy to create powerful equipment and this equipment, in turn, consumes energy while in-use. The Company recognizes the importance of managing energy consumption as efficiently as possible both during the production and use phase of products. To ensure there is internal accountability, oversight and focus in place for managing energy usage reduction, the Company has established divisional waste and energy committees in both the Americas and EMEA. These committees meet monthly to discuss progress and updates on current year energy and waste reduction projects as well as plans for future initiatives. The committees provide quarterly updates to key stakeholders within the organization to keep the business engaged with the topic and updated on the steps the Company is taking to decrease its environmental footprint among other priorities.
The Company is implementing site-specific energy policies at manufacturing facilities to support local energy management practices. These policies ask each location to define a strategy for reducing energy consumption, to set objectives and aspirations and to periodically review and track the reduction of energy use and carbon emissions. The implementation of these local energy policies is expected to guide the energy consumption reduction progress across the Company's internal operations.
The Company understands the importance of responsible material use, including how to manage and dispose of wastes generated within its operations. The Company has documented source reduction as a universal first step in minimizing waste generated within chemical and waste management procedures. Furthermore, as waste disposal options vary based on several factors, each of the Company's sites has specific policies and procedures in place to guide their materials management processes, including waste reuse and recycling efforts. The Company also provides formal training to address handling and storage of materials, including spill prevention and emergency response procedures. Relevant employees who routinely handle hazardous materials go through additional training, including handling, storage and disposal methods as well as additional spill response and emergency procedures. For these employees, the Company administers an annual hazardous material management test to confirm they are prepared to work with and around such materials.
The Company's approach to waste management is built upon three pillars.
Reduce: This pillar of the Company's waste management program is threaded throughout its operations from the design stage to raw materials selection to safe and efficient operations at the Company's facilities. The reduction of raw materials purchased and consumed reduces not only operational costs but also lowers environmental impacts from the upstream raw materials to the downstream disposal methods. Curtailing the storage of excessive materials and limiting exposure to on-site chemicals also reduces potential safety and environmental hazards. As a result, raw material reduction and efficiency efforts are a concerted focus across the Company.
Reuse: With regards to raw materials and the circular economy, the Company's “Remanufacturing” program covers 12 key components, which enable customers to exchange used parts for remanufactured items. The Company has strived to optimize its use of raw materials and allow valuable resources to remain in circulation. As part of the Company's Supplier Engagement Manual, specific procedures are in place to assess whether its customers are supported and their expectations are met. The Company has also implemented rules around packaging to assess whether the design and strength of the packaging minimizes cost of materials, labor and shipping.
Recycle: The Company's sites prioritize waste minimization first, followed by reuse and recycling. Waste reduction efforts have been further supported by ongoing initiatives and campaigns to increase awareness of recycling capabilities.
The three pillar approach drives zero waste to landfill aspirations within the Company's 2026 Aspirations program:
•Minimize and reduce landfilled waste at all global facilities
•Encourage non-pollution technologies in product research and development

•Remanufacturing program to return used parts and replace them with remanufactured parts
•Ensure multiple lifecycles of the Company's reusable parts, mitigating the need for raw materials for new parts
•Widespread use of returnable packaging across the Company's product lines
•Emphasized use of material reduction and recyclability for expendable packaging
•Supplier packaging guidelines to promote the use of recyclable materials
Environmental Matters
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

The Company relies on the timely and free flow of goods through open and operational international shipping lanes and ports from suppliers and manufacturing locations. Disruptions of shipping lanes from labor disputes or sea piracy, or at ports, common carriers, or suppliers could create significant risks, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during periods of significant importing or manufacturing. These factors could potentially result in delayed or cancelled orders by customers, unanticipated inventory accumulation or shortages, and harm to the business, results of operations, and financial condition.
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
The Company depends on a limited number of suppliers for some of its critical components, including diesel, gasoline and fuel cell engines and cast-iron counterweights used to counterbalance some lift trucks. Some of these critical components are imported and subject to regulation, primarily with respect to customary inspection of such products by the U.S. Customs and Border Protection under the auspices of the U.S. Department of Homeland Security. Although most components are available from numerous sources or in quantities sufficient to meet requirements, the Company has experienced significant shortages of key components for certain products which has negatively affected and may in the future negatively affect production levels. The results of operations and liquidity position have been and could be adversely affected if the Company is unable to obtain these critical components, or if the costs of these critical components were to continue to increase, due to inflation, regulatory compliance or otherwise, and the Company is unable to pass the cost increases on to its customers.
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
The Company has experienced and may continue to experience significant increases in materials costs, primarily as a result of inflationary pressures and global increases in the costs of industrial metals, including steel, lead and copper and other commodities, such as rubber, as a result of increased demand and limited supply. The Company manufactures products that include raw materials that consist of steel, rubber, copper, lead, castings and counterweights. The Company also purchases parts provided by suppliers that are manufactured from castings and steel or contain lead. The cost of these parts is affected by the same economic conditions that impact the cost of the parts the Company manufactures. The cost to manufacture lift trucks and related service parts has been and may continue to be affected by fluctuations in prices for these raw materials. If costs of these raw materials increase, the Company's profitability could be materially reduced.
If the Company's strategic initiatives, including the introduction of new products, do not prove effective, revenues, profitability and market share could be significantly reduced.
Changes in the timing of implementation of the Company's current strategic initiatives may result in a delay in the expected recognition of future costs and realization of future benefits. In addition, if future industry demand levels are lower than expected or customers' demands change, the Company may not be successful in implementing its strategic initiatives. If the Company is unable to successfully implement these strategic initiatives, revenues, profitability, growth prospects and market share could be significantly reduced.
Failure to compete effectively within the Company's industry could result in a significant decrease in revenues and profitability.
The Company experiences intense competition in the sale of lift trucks and aftermarket parts. Competition in the lift truck industry is based primarily on strength and quality of dealers, brand loyalty, customer service, new lift truck sales prices, availability of products and aftermarket parts, comprehensive product line offerings, product performance, quality and innovation, including features, and the cost of ownership over the life of the lift truck. The Company competes with several global manufacturers that operate in all major markets. These manufacturers may have lower manufacturing costs and greater financial resources than the Company, which may enable them to commit larger amounts of capital in response to changing market conditions. If the Company fails to compete effectively, revenues and profitability could be significantly reduced.
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
Because the Company conducts transactions in various currencies, including euros, Japanese yen, U.S. dollars, Chinese renminbi, British pounds, Swedish kroner, Mexican pesos and Australian dollars, lift truck pricing is subject to the effects of fluctuations in the value of these currencies and fluctuations in the related currency exchange rates. As a result, the Company's sales have historically been affected by, and may continue to be affected by, these fluctuations. In addition, exchange rate movements between currencies in which the Company purchases materials and components and manufactures certain products and the currencies in which the Company sells those products have been affected by and may continue to result in exchange losses that could materially reduce operating margins. Furthermore, the Company's hedging contracts may not fully offset risks from changes in currency exchange rates.
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
Through arrangements with WF and others, dealers and other customers are provided financing for new lift trucks in the United States and in major countries of the world outside of the United States. Through these arrangements, the Company's dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, the Company provides recourse or repurchase obligations such that it would become obligated in the event of default by the dealer or customer. Total amounts subject to these types of obligations were $162.4 million and $133.2 million at December 31, 2023 and 2022, respectively. Generally, the Company maintains a perfected security interest in the related assets financed such that, in the event the Company becomes obligated under the terms of the recourse or repurchase obligations, it may take title to the assets financed. The Company cannot be certain, however, that the security interest will equal or exceed the amount of the recourse or repurchase obligations. In addition, the Company cannot be certain that losses under the terms of the recourse or repurchase obligations will not exceed the reserves that have been set aside in the consolidated financial statements. The Company could incur a charge to earnings if reserves prove to be inadequate, which could have a material adverse effect on results of operations and liquidity for the period in which the charge is taken.
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
Risks Related to Cybersecurity
The Company may be unable to protect its information systems against service interruptions, data corruption, cyber-based attacks or network breaches, which have in the past and could in the future disrupt business operations and could materially adversely affect the Company's operating results, financial position or reputation.
The Company relies on information technology networks and systems, some of which are managed by third parties, in connection with various business activities. These activities include processing, transmitting and storing electronic information, and managing or supporting a variety of business processes and activities, including supply chain, manufacturing, distributing, invoicing and collection. The Company uses information systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements.
The Company’s information systems have been and may in the future be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components; power outages; hardware failures; user error; insider threats; or cybersecurity threats, including, but not limited to, ransomware, malware, phishing and denial of service attacks, which are increasing in frequency and sophistication. In addition, security breaches, whether in the Company’s systems or those of third parties on which the Company relies, could result in unauthorized access to and disclosure of confidential, personal or sensitive information and loss of intellectual property and pose a risk to the security, confidentiality, availability and integrity of the Company’s data, as well as the data of the Company’s suppliers, customers and employees. While various procedures and controls have been and are being utilized to mitigate such risks, there can be no guarantee that the actions and controls the Company implements, or which the Company has caused or will cause third-party service providers to implement, will be sufficient to protect and mitigate associated risks to the Company’s information systems, information or other property. Moreover, the Company may not be aware of all vulnerabilities associated with its information systems.
The Company has experienced cyber security threats and vulnerabilities in the Company’s information systems and those of the Company’s third-party providers. Such prior events have not had a material impact on the Company’s financial condition, results of operations or liquidity. In addition, the amount of insurance coverage the Company maintains may be inadequate or difficult to obtain in order to cover claims or liabilities relating to a cybersecurity attack. If, in the future, the Company’s or a third party’s information systems suffer severe damage, disruption, breach, or shutdown, and business continuity plans do not effectively resolve the issues in a timely manner, then the Company could be subject to litigation with third parties, government enforcement actions, penalties, disruption to operations and product systems, unauthorized release of confidential or otherwise protected information, corruption of data, or remediation costs, which could result in a negative impact on the Company’s operating results, financial condition or reputation. Reports of unauthorized access to the Company's products, systems and data, regardless of their veracity, may result in the perception that the products, systems or data are capable of being hacked, which could harm its brands, prospects and operating results. Further, the amount of insurance coverage the Company maintains may be inadequate to cover claims or liabilities relating to a cybersecurity attack.
Security breaches with respect to the Company’s products could interfere with its business, dealers, and customers, exposing it to liability that would cause its business and reputation to suffer.
Some of the Company’s products include cyberphysical components and systems typically used for telematics services, automated vehicles and remote system updates. While the Company has implemented security measures intended to prevent unauthorized access to these products, malicious actors have attempted, and may attempt in the future, to gain unauthorized access to such products including through such components and systems in order to gain control of the products, change the products’ functionality, user interface, or performance characteristics, or gain access to data stored in or generated by the products. Any unauthorized access to or control of the products or systems or any loss of data could result in litigation with third parties, government enforcement actions, penalties, disruption to product systems, unauthorized release of confidential or otherwise protected information, corruption of data, or remediation costs, which could materially adversely affect the Company’s operating results, financial position, growth opportunities or reputation.
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
The Company is a defendant in pending lawsuits involving, among other things, product liability claims. The Company cannot be sure that it will succeed in defending these claims, that judgments will not be rendered against the Company with respect to any or all of these proceedings or that reserves set aside or insurance policies will be adequate to cover any such judgments. In addition, insurance coverage is increasingly expensive, contains more stringent terms, may be difficult to obtain in the future and may be inadequate to cover related claims and liabilities. The Company could incur a charge to earnings if reserves prove to be inadequate or the average cost per claim or the number of claims exceed estimates, which could have a material adverse effect on results of operations and liquidity for the period in which the charge is taken and any judgment or settlement amount is paid.
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
The Company is highly dependent on the skills, experience and services of key personnel, and the loss of key personnel could have a material adverse effect on its business, operating results and financial condition. Competition for, and availability of skilled personnel is challenging in the markets in which the Company competes, and employment and retention of qualified and skilled front-line personnel is important to the successful conduct of the Company's business. The Company's success depends upon its ability to recruit, hire, train and retain additional skilled and experienced management personnel. The Company's inability to hire and retain personnel with the requisite skills could impair its ability to manage and operate its business effectively and could significantly reduce profitability.
Certain members of the Company’s extended founding family own a substantial amount of its Class A and Class B common stock and, if they were to act in concert, could control the outcome of director elections and other stockholder votes on significant corporate actions.
The Company has two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock are entitled to cast one vote per share and, as of December 31, 2023, accounted for approximately 28 percent of the voting power of the Company. Holders of Class B common stock are entitled to cast ten votes per share and, as of December 31, 2023, accounted for the remaining voting power of the Company. As of December 31, 2023, certain members of the Company’s extended founding family held approximately 30 percent of the Company’s outstanding Class A common stock and approximately 95 percent of the Company’s outstanding Class B common stock. On the basis of this common stock ownership, certain members of the Company’s extended founding family could have exercised 77 percent of the Company’s total voting power. Although there is no voting agreement among such extended family members, in writing or otherwise, if they were to act in concert, they could control the outcome of director elections and other stockholder votes on significant corporate actions, such as certain amendments to the Company’s certificate of incorporation and sale of the Company or substantially all of its assets. Because certain members of the Company’s extended founding family could prevent other stockholders from exercising significant influence over significant corporate actions, the Company may be a less attractive takeover target, which could adversely affect the market price of its common stock.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY
The Company’s Board of Directors, directly and through its committees, is responsible for overseeing cybersecurity risks that affect the Company. As such, the Board has delegated oversight of risks related to cybersecurity to the Audit Review Committee of the Board of Directors (the “ARC”). The ARC is charged with reviewing the Company’s cybersecurity risks, controls and procedures. The ARC reviews the Company’s plans to mitigate cybersecurity risks and the Company’s ability to respond to and remediate cybersecurity incidents. The ARC is informed of such risks through regular reviews with management regarding any specific cybersecurity issues that could affect the adequacy of internal controls over financial reporting.
The Company’s cybersecurity risk management processes are a component of the Company’s overall risk management program. The Company's Cybersecurity Committee (the “CSC”) oversees the establishment and operations of cybersecurity risk management processes and strategies and directs activities to identify and detect cybersecurity threats, protect the Company’s assets and to respond and recover from cybersecurity incidents. The CSC is responsible for coordination with the Company’s internal audit, risk management and/or crisis management teams to review and respond to cybersecurity threats.

The CSC is chaired by a member of the Office of the Chief Information Security Officer (“Office of the CISO”) and includes members of senior management from operations, finance and legal. The CSC is expected to meet quarterly. In coordination with the Office of the CISO, the CSC reviews and reports on the Company’s cybersecurity activities to the ARC on a quarterly basis and to the full Board of Directors on at least an annual basis.
The CSC works with the Company’s Office of the CISO, which is responsible for the daily direction of cybersecurity risk activities. The Office of the CISO uses various data protection frameworks and conducts vulnerability assessments, cybersecurity monitoring and recovery software, employee, supplier and dealer training programs and monitoring of incidents and threats. Members of the Office of the CISO also engage with the Company’s internal audit department to review cybersecurity threats focusing on operational applications and databases through the course of their activities. The Office of the CISO consists of the Director of Cybersecurity, the Chief Information Officer and other information technology and cybersecurity specialists. The Office of the CISO has extensive experience in information technology including roles in cybersecurity, privacy, software engineering, systems engineering, infrastructure and data center management.
In addition, the Company engages third parties to assist in assessing, enhancing, implementing and monitoring the Company's cybersecurity risk-management programs. The Company maintains processes to oversee and identify risks from cybersecurity threats associated with its use of third-party service providers.
The Company has experienced cybersecurity threats and vulnerabilities in its information systems and those of third-party providers. Such prior events have not had a material impact on the Company’s financial condition, results of operations or liquidity. If, in the future, the Company’s or a third-party provider’s information systems suffer severe damage, disruption, breach, or shutdown, and business continuity plans do not effectively resolve the issues in a timely manner, then the Company could be subject to litigation with third parties, government enforcement actions, penalties, disruption to operations and product systems, unauthorized release of confidential or otherwise protected information, corruption of data or remediation costs, which could materially adversely affect the Company’s operating results, financial position or reputation. See “Risks Related to Cybersecurity” in “Risk Factors” beginning on page 11 of this Annual Report on Form 10-K.
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
Item 3. LEGAL PROCEEDINGS
The Company is, and will likely continue to be, involved in a number of legal proceedings which the Company believes generally arise in the ordinary course of the business, given its size, history and the nature of its business and products. The Company does not believe that any of these legal proceeding will have a material effect on its financial condition or results of operations.
Item 4. MINE SAFETY DISCLOSURES
None.
Item 4A. INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following tables set forth the name, age, current position and principal occupation and employment during the past five years of the Company’s executive officers.

Name	Age	Current Position	Other Positions
Alfred M. Rankin, Jr.	82	Executive Chairman of the Board of Directors of Hyster-Yale (from May 2023).	Chairman and Chief Executive Officer of Hyster-Yale (from February 2021 to May 2023), Chairman of HYG (from prior to 2019 to May 2023), Chairman, President and Chief Executive Officer of Hyster-Yale (from prior to 2019 to February 2021).
Rajiv K. Prasad	60	President and Chief Executive Office of Hyster-Yale (from May 2023), President and Chief Executive Officer of HYG (from January 2020).	President of Hyster-Yale (from February 2021 to May 2023), Chief Product and Operations Officer of HYG (from prior to 2019 to December 2019).
Stephen J. Karas	54	Senior Vice President, President APIC (from February 2020).	Vice President, Global Supply Chain of HYG (from prior to 2019 to January 2020).
Jennifer M. Langer	50	Vice President, Controller and Chief Accounting Officer of Hyster-Yale (from May 2021), Vice President, Finance - EMEA (from January 2024).	Vice President, Controller of Hyster-Yale (from prior to 2019 to May 2021). Vice President, Controller of HYG (from prior to 2019 to December 2023).
Scott A. Minder	50	Senior Vice President, Chief Financial Officer and Treasurer of Hyster-Yale (from September 2022).	Vice President, Treasurer and Investor Relations of ATI Inc. (a global specialty materials and component company) (from prior to 2019 to August 2022).
Stewart D. Murdoch	53	Senior Vice President, Managing Director, Europe, Middle East and Africa of HYG (from October 2020).	General Manager, Director and Head of EMEA North and Australasia, Habasit (UK), Ltd. (an industrial company) (from prior to 2019 to September 2020).
Charles F. Pascarelli	64	Senior Vice President, President, Americas of HYG (from prior to 2019).
Anthony J. Salgado	53	Chief Operating Officer of HYG (from July 2019).	Senior Vice President, JAPIC of HYG (from prior to 2019 to June 2019).
Jon C. Taylor	59	Chief Financial Officer of HYG (from February 2022)	VP Finance of HYG (from July 2020 to January 2022), President, Nuvera Fuel Cells (from prior to 2019 to June 2020).
Suzanne S. Taylor	61	Senior Vice President, General Counsel and Secretary of Hyster-Yale (from prior to 2019), Senior Vice President, General Counsel and Secretary of HYG (from prior to 2019).
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
At December 31, 2023, there were approximately 790 Class A common stockholders of record and 840 Class B common stockholders of record.
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
Item 6. [RESERVED]

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
    (Tabular Amounts in Millions, Except Per Share, Percentage Data and as Otherwise Noted)
OVERVIEW
Hyster-Yale Materials Handling, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company Hyster-Yale Group, Inc. ("HYG"), is a globally integrated company offering a full line of high-quality, application-tailored lift trucks and solutions aimed at meeting the specific materials handling needs of its customers. The Company's solutions include attachments and hydrogen fuel cell power products, telematics, automation and fleet management services, as well as a variety of other power options for its lift trucks. The Company, through HYG, designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally, primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. The materials handling business historically has been cyclical because the order rate for lift trucks fluctuates depending on the economic activity level in the various industries and countries its customers serve. The Company owns a 90% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"), a Chinese manufacturer of low-intensity and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets. Lift trucks and component parts are manufactured in the United States, Northern Ireland, China, Mexico, the Netherlands, Brazil, the Philippines, Italy, Japan and Vietnam.
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
Competition in the lift truck industry is based primarily on strength and quality of dealers, brand loyalty, customer service, new lift truck sales prices, availability of products and aftermarket parts, comprehensive product line offerings, product performance, quality and innovation, including features, and the cost of ownership over the life of the lift truck. The Company competes with several global lift truck manufacturers that operate in all major markets, as well as other niche companies. The lift truck industry also competes with alternative methods of materials handling, including conveyor systems and automated guided vehicle systems. The Company's aftermarket parts offerings compete with parts manufactured by other lift truck manufacturers, as well as companies that focus solely on the sale of generic parts.
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2022 Annual Report on Form 10-K for discussion of financial condition and results of operations for 2022 compared with 2021.
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
Deferred Income Taxes: Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards on a taxing jurisdiction basis. The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which it expects the temporary differences to be recovered or paid. U.S. generally accepted accounting principles for income taxes requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) such assets will not be realized. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required or no longer needed. At December 31, 2023, the Company had gross deferred tax assets of $145.9 million which were reduced by valuation allowances of $126.6 million and gross deferred tax liabilities of $29.0 million.
Goodwill: Goodwill is tested for impairment annually as of May 1, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company completed the annual goodwill impairment testing as of May 1, 2023 at the reporting unit level for the related goodwill. The Company uses either a qualitative or quantitative analysis to determine whether fair value exceeds carrying value. An estimate of the fair value of the reporting unit is determined through a combination of comparable market values for similar businesses and discounted cash flows. These estimates can change significantly based on such factors as the reporting unit's financial performance, economic conditions, interest rates, growth rates, pricing, changes in business strategies and competition. Based on the annual testing, the fair value of each reporting unit was in excess of its carrying value and no impairment existed. As of December 31, 2023, Bolzoni had $50.6 million of goodwill. Based on the most recent interim impairment test, Bolzoni's fair value of equity exceeded the carrying value by approximately $50 million or 30%.
Factors which could result in future impairment charges include, but are not limited to, changes in worldwide economic conditions, changes in competitive conditions and customer preferences. These risk factors are discussed in Item 1A, "Risk Factors," of this Annual Report on Form 10-K. In addition, changes in the weighted average cost of capital could also impact impairment testing results. The Company will continue to monitor its reporting units and asset groups for any indicators of impairment.
Product liabilities: The Company is generally self-insured for product liability claims, although catastrophic insurance coverage is retained for potentially significant individual claims, and the Company also has insurance for certain historic claims. The Company provides for the estimated cost of personal and property damage relating to its products based on a review of historical experience and consideration of any known trends. Reserves are recorded for estimates of the costs for known claims and estimates of the costs of incidents that have occurred but for which a claim has not yet been reported. While the Company engages in extensive product quality reviews and customer education programs, the product liability provision is affected by the number and magnitude of claims of alleged product-related injury and property damage and the cost to defend those claims. In addition, the estimates regarding the magnitude of claims are affected by changes in assumptions regarding medical costs, legal defense costs, inflation rates and trends in damages awarded by juries. Changes in the assumptions regarding any one of these factors could result in a change in the estimate of the magnitude of claims. A one percent increase in the estimate of the number of claims or the magnitude of claims would increase the product liability reserve and reduce operating profit by approximately $0.1 million to $0.8 million. Although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change the estimates in the future.
Product warranties: The Company provides for the estimated cost of product warranties at the time revenues are recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, the warranty obligation is affected by product failure rates, labor costs and replacement component costs incurred in correcting a product failure. If actual product failure rates, labor costs or replacement component costs differ from the Company's estimates, which are based on historical failure rates and consideration of known trends, revisions to the estimate of the cost to correct product failures would be required. If the estimate of the cost to correct product failures were to increase by one percent over 2023 levels, the product warranties reserves would increase and reduce operating profit by approximately $3.2 million. The Company's past results of operations have not been materially affected by a change in the estimate of product warranties and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change the estimates in the future.

CONSOLIDATED FINANCIAL REVIEW
The following table identifies the components of change for 2023 compared with 2022 by segment:

	Revenues	Gross Profit	Operating Profit (Loss)
2022	$3,548.3	$433.9	$(39.1)
Increase (decrease) in 2023
Americas	493.9	261.5	186.3
EMEA	116.3	76.0	58.7
JAPIC	(48.9)	2.9	(5.0)
Lift truck business	561.3	340.4	240.0
Bolzoni	19.6	11.5	9.1
Nuvera	0.9	(1.0)	(2.1)
Eliminations	(11.8)	0.8	0.8
2023	$4,118.3	$785.6	$208.7

FINANCIAL REVIEW
The segment and geographic results of operations for the Company were as follows for the year ended December 31:

			Favorable / (Unfavorable) % Change
	2023	2022	2023 vs. 2022
Lift truck unit shipments (in thousands)
Americas	67.1	58.4	14.9%
EMEA	25.1	29.2	(14.0)%
JAPIC	10.0	13.2	(24.2)%
	102.2	100.8	1.4%
Revenues
Americas	$2,899.3	$2,405.4	20.5%
EMEA	820.5	704.2	16.5%
JAPIC	201.1	250.0	(19.6)%
Lift truck business	3,920.9	3,359.6	16.7%
Bolzoni	375.3	355.7	5.5%
Nuvera	4.3	3.4	26.5%
Eliminations	(182.2)	(170.4)	6.9%
	$4,118.3	$3,548.3	16.1%
Gross profit (loss)
Americas	$564.9	$303.4	86.2%
EMEA	121.0	45.0	168.9%
JAPIC	25.5	22.6	12.8%
Lift truck business	711.4	371.0	91.8%
Bolzoni	82.2	70.7	16.3%
Nuvera	(8.2)	(7.2)	(13.9)%
Eliminations	0.2	(0.6)	n.m.
	$785.6	$433.9	81.1%

			Favorable / (Unfavorable) % Change
	2023	2022	2023 vs. 2022
Selling, general and administrative expenses
Americas	$331.8	$256.6	(29.3)%
EMEA	108.9	91.6	(18.9)%
JAPIC	41.1	33.2	(23.8)%
Lift truck business	481.8	381.4	(26.3)%
Bolzoni	66.9	64.5	(3.7)%
Nuvera	28.2	27.1	(4.1)%
	$576.9	$473.0	(22.0)%
Operating profit (loss)
Americas	$233.1	$46.8	398.1%
EMEA	12.1	(46.6)	n.m.
JAPIC	(15.6)	(10.6)	(47.2)%
Lift truck business	229.6	(10.4)	n.m.
Bolzoni	15.3	6.2	146.8%
Nuvera	(36.4)	(34.3)	(6.1)%
Eliminations	0.2	(0.6)	n.m.
	$208.7	$(39.1)	n.m.
Interest expense	37.3	28.4	(31.3)%
Other income	(9.6)	(5.1)	88.2%
Income (loss) before income taxes	181.0	(62.4)	n.m.
Net income (loss) attributable to stockholders	$125.9	$(74.1)	n.m.
Diluted earnings (loss) per share	$7.24	$(4.38)	n.m.
Reported income tax rate	29.2%	(14.7)%
n.m. - not meaningful
Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of December 31, 2023, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	YEAR ENDED	NINE MONTHS ENDED	YEAR ENDED
	December 31, 2023	September 30, 2023	December 31, 2022
Unit backlog, beginning of period	102.1	102.1	105.3
Unit shipments	(102.2)	(78.6)	(100.8)
Unit bookings	78.5	61.8	97.6
Unit backlog, end of period	78.4	85.3	102.1

The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	YEAR ENDED	NINE MONTHS ENDED	YEAR ENDED
	December 31, 2023	September 30, 2023	December 31, 2022
Bookings, approximate sales value	$2,430	$1,950	$3,080
Backlog, approximate sales value	$3,330	$3,540	$3,730

2023 Compared with 2022
The following table identifies the components of change in revenues for 2023 compared with 2022:

	Revenues
		Lift truck
	Total	Americas	EMEA	JAPIC
2022	$3,548.3	$2,405.4	$704.2	$250.0
Increase (decrease) in 2023 from:
Unit price	270.6	163.8	102.8	4.0
Unit volume and product mix	188.9	244.8	(8.4)	(47.5)
Parts	84.9	80.0	5.1	(0.2)
Bolzoni revenues	19.6	—	—	—
Foreign currency	16.3	2.7	18.2	(4.6)
Nuvera revenues	0.9	—	—	—
Other	0.6	2.6	(1.4)	(0.6)
Eliminations	(11.8)	—	—	—
2023	$4,118.3	$2,899.3	$820.5	$201.1
Revenues increased 16.1% to $4,118.3 million in 2023 from $3,548.3 million in 2022 mainly from improvements at the Lift Truck business. The increase at Lift Truck was primarily due to improved pricing, higher unit and parts volume in the Americas and a shift in sales to higher-priced lift trucks in the Americas and EMEA. The improvement in Lift Truck revenue was partially offset by a decline in unit shipments in JAPIC and EMEA.

Bolzoni revenues increased in 2023 compared with 2022 mainly from higher volume and price increases, partially offset by an increase in the sale of lower-priced products.

The following table identifies the components of change in operating profit (loss) for 2023 compared with 2022:

	Operating Profit (Loss)
		Lift truck
	Total	Americas	EMEA	JAPIC
2022	$(39.1)	$46.8	$(46.6)	$(10.6)
Increase (decrease) in 2023 from:
Lift truck gross profit and eliminations	341.2	261.5	76.0	2.9
Lift truck selling, general and administrative expenses	(100.4)	(75.2)	(17.3)	(7.9)
Bolzoni operations	9.1	—	—	—
Nuvera operations	(2.1)	—	—	—
2023	$208.7	$233.1	$12.1	$(15.6)
The Company recognized an operating profit of $208.7 million in 2023 compared with an operating loss of $39.1 million in 2022. The increase in Lift Truck operating profit was primarily due to improved gross profit from higher pricing of $270.6 million, mainly in the Americas and EMEA, a shift in sales to higher margin lift trucks, lower material costs net of manufacturing inefficiencies, primarily in the Americas, and higher unit and parts sales compared with 2022. These items were partially offset by higher selling, general and administrative expenses primarily due to increased employee-related costs, including incentive compensation, as well as higher marketing, product liability and product development costs.

Operating profit in the Americas increased primarily due to improved gross profit from higher pricing of $163.8 million, lower material costs net of manufacturing inefficiencies, a shift in sales to higher margin lift trucks and increased unit and parts sales. These improvements were partially offset by higher selling, general and administrative expenses, primarily related to higher employee costs, including incentive compensation, higher marketing and product development to support the Company's strategic initiatives and higher product liability costs.
EMEA's operating profit improved mainly due to improved gross profit from improved pricing of $102.8 million, partially offset by lower volumes and manufacturing inefficiencies.

JAPIC's operating loss increased to $15.6 million in 2023 from $10.6 million in 2022, primarily due to higher selling, general and administrative expenses, partially offset by higher gross profit from a shift in mix to higher-margin products and material cost deflation.

Bolzoni's operating profit increased to $15.3 million in 2023 compared with $6.2 million in 2022, primarily due to higher gross profit from improved pricing, lower manufacturing costs and higher volumes. The increase was partially offset by a shift to lower margin products and higher selling, general and administrative expenses, mainly related to higher employee costs, including incentive compensation.

The Company recognized net income attributable to stockholders of $125.9 million in 2023 compared with a net loss attributable to stockholders of $74.1 million in 2022. The improvement was primarily the result of the factors affecting operating profit (loss), partially offset by higher income taxes and interest expense. See Note 6 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of income taxes.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2023	2022	Change
Operating activities:
Net income (loss)	$128.1	$(71.6)	$199.7
Depreciation and amortization	45.1	43.4	1.7
Dividends from unconsolidated affiliates	10.5	15.6	(5.1)
Stock-based compensation	29.3	6.4	22.9
Working capital changes:
Accounts receivable	26.8	(89.5)	116.3
Inventories	(4.3)	(39.1)	34.8
Accounts payable and other liabilities	(112.5)	173.6	(286.1)
Other current assets	(8.4)	(5.4)	(3.0)
Other operating activities	36.1	7.2	28.9
Net cash provided by operating activities	150.7	40.6	110.1
Investing activities:
Expenditures for property, plant and equipment	(35.4)	(28.8)	(6.6)
Proceeds from the sale of assets, businesses and investments	4.1	1.8	2.3
Purchase of noncontrolling interest	(3.2)	(8.4)	5.2
Net cash used for investing activities	(34.5)	(35.4)	0.9
Cash flow before financing activities	$116.2	$5.2	$111.0
The change in net cash provided by operating activities of $110.1 million in 2023 compared with 2022 was primarily a result of the improved net income (loss) partially offset by changes in working capital items. The changes in working capital were mainly due to a decrease in accounts payable in 2023 compared to 2022 and lower customer deposits for down payments on orders.

The change in net cash used for investing activities during 2023 compared with 2022 is mainly due to higher capital expenditures in 2023, partially offset by the purchase of Bolzoni's noncontrolling interest in 2023 compared with the first installment purchase of the noncontrolling interest of Hyster-Yale Maximal in 2022.

	2023	2022	Change
Financing Activities:
Net increase (decrease) in long-term debt and revolving credit agreements	$(76.0)	$11.1	$(87.1)
Cash dividends paid	(23.6)	(21.8)	(1.8)
Other	(0.9)	(0.2)	(0.7)
Net cash used for financing activities	$(100.5)	$(10.9)	$(89.6)

The change in net cash used for financing activities was primarily due to debt repayments during 2023 compared with additional borrowings in 2022.
Financing Activities
The Company has a $320.8 million secured, floating-rate revolving credit facility (the "Facility") that expires in June 2026 and a $225.0 million term loan (the "Term Loan"), which matures in May 2028. The Facility was amended in the second quarter of 2023 for the purpose of, among other items, (i) establishing a new tranche of revolving loans with aggregate commitments of $25.0 million under the Facility and (ii) changing the benchmark interest rate for U.S. dollar-denominated borrowings under the Facility from LIBOR to Term SOFR, each as defined in the Facility.

The Term Loan was also amended in the second quarter of 2023 for the purpose of changing the benchmark interest rate for borrowings under the Term Loan from LIBOR to Term SOFR, each as defined in the Term Loan. See Note 13 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion.

The Facility can be increased up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders. The obligations under the Facility are generally secured by a first priority lien on working capital assets of the borrowers and guarantors in the Facility, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property. The approximate book value of assets held as collateral under the Facility was $1.2 billion as of December 31, 2023.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At December 31, 2023, the Company was in compliance with the covenants in the Facility.

The $25.0 million tranche will terminate on May 1, 2024 unless otherwise terminated prior to such date by the Company in accordance with the terms of the Facility. Commencing December 1, 2023, the $25.0 million tranche began to amortize on a monthly basis in the amount of $4.2 million per month. At December 31, 2023, $20.8 million was outstanding.

Key terms of the Facility as of December 31, 2023 were as follows:

FACILITY
U.S. borrowing capacity	$230.8
Non-U.S. borrowing capacity	90.0
Outstanding	78.1
Availability restrictions	6.7
Availability	$236.0

	FILO LOANS	LOANS OTHER THAN FILO LOANS
Applicable margins, as defined in agreement
U.S. base rate loans	2.25%	0.25% to 0.75%
SOFR, EURIBOR and non-U.S. base rate loans	3.25%	1.25% to 1.75%
SOFR adjustment, as defined in agreement	0.10%	0.10%
Applicable margins, for amounts outstanding
U.S. base rate loans	—	0.50%
SOFR loans	3.25%	1.50%
Non-U.S. base rate loans	—	1.50%
Applicable interest rate, for amounts outstanding
U.S. base rate	—	9.00%
SOFR	8.69%	6.95%
Facility fee, per annum on unused commitment	—	0.25%
The Term Loan requires quarterly principal payments on the last day of each March, June, September and December, which commenced September 30, 2021, in an amount equal to $562,500 and the final principal repayment is due in May 2028. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan.
The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, U.S. material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on U.S. working capital assets of the borrowers and guarantors of the Term Loan, which includes, but is not limited to cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Term Loan was $780 million as of December 31, 2023.
In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. At December 31, 2023, the Company was in compliance with the covenants in the Term Loan.
Key terms of the Term Loan as of December 31, 2023 were as follows:

TERM LOAN
Outstanding	$219.4
Discounts and unamortized deferred financing fees	3.3
Net amount outstanding	$216.1
Applicable margins, as defined in agreement
U.S. base rate loans	2.50%
SOFR	3.50%
SOFR adjustment, as defined in the agreement	0.11%
SOFR floor	0.50%
Applicable interest rate, for amounts outstanding	8.97%
The Company incurred fees of $0.8 million and $7.6 million in 2023 and 2021, respectively. These fees related to amending the Facility and the Term Loan. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements. No fees were incurred in 2022. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.

The Company had other debt outstanding, excluding finance leases, of approximately $172.5 million at December 31, 2023. In addition to the excess availability under the Facility of $236.0 million, the Company had remaining availability of $33.7 million related to other non-U.S. revolving credit agreements.

The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in June 2026.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table summarizing the Company's material cash requirements from contractual obligations as of December 31, 2023:

	Payments Due by Period
Contractual Obligations	Total	2024	2025	2026	2027	2028	Thereafter
Term Loan	$219.4	$2.3	$2.3	$2.2	$2.2	$210.4	$—
Variable interest payments on Term Loan	81.9	20.0	18.6	18.4	17.7	7.2	—
Revolving credit agreements	83.3	83.3	—	—	—	—	—
Variable interest payments on revolving credit agreements	12.7	12.7	—	—	—	—	—
Other debt	167.3	154.2	9.9	2.5	0.7	—	—
Variable interest payments on other debt	6.9	6.1	0.7	0.1	—	—	—
Finance lease obligations including principal and interest	27.6	14.8	8.8	2.9	0.9	0.2	—
Operating leases	93.6	19.7	15.4	13.6	12.3	9.1	23.5
Purchase and other obligations	796.0	786.1	2.3	3.9	3.7	—	—
The principal sources of financing for these material contractual obligations are expected to be internally generated funds and bank financing.

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

In addition, the Company has recourse and repurchase obligations with a maximum undiscounted potential liability of $162.4 million at December 31, 2023. Recourse and repurchase obligations primarily represent contingent liabilities assumed by the Company to support financing agreements made between the Company's customers and third-party finance companies for the customer’s purchase of lift trucks from the Company. For these transactions, the Company or a third-party finance company retains a perfected security interest in the lift truck, such that the Company would take possession of the lift truck in the event it would become liable under the terms of the recourse and repurchase obligations. Generally, these commitments are due upon demand in the event of default by the customer. The security interest is normally expected to equal or exceed the amount of the commitment. To the extent the Company would be required to provide funding as a result of these commitments, the Company believes the value of its perfected security interest and amounts available under existing credit facilities are adequate to meet these commitments in the foreseeable future.

The amount of the recourse or repurchase obligations changes over time as obligations under existing arrangements expire and new obligations arise in the ordinary course of business. Losses anticipated under the terms of the recourse or repurchase obligations were not significant at December 31, 2023 and reserves have been provided for such losses in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. See also “Related-Party Transactions” below.
Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Planned 2024	Actual 2023	Actual 2022
Lift truck business	$75.0	$26.8	$20.3
Bolzoni	9.1	5.1	5.5
Nuvera	2.9	3.5	3.0
	$87.0	$35.4	$28.8

Planned expenditures in 2024 are primarily for improvements at manufacturing locations and manufacturing equipment, product development and improvements to information technology infrastructure. The primary sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.
Capital Structure

	December 31
	2023	2022	Change
Cash and cash equivalents	$78.8	$59.0	$19.8
Other net tangible assets	729.4	625.0	104.4
Intangible assets	39.3	42.7	(3.4)
Goodwill	53.3	51.3	2.0
Net assets	900.8	778.0	122.8
Total debt	(494.0)	(552.9)	58.9
Total temporary and permanent equity	$406.8	$225.1	$181.7
Debt to total capitalization	55%	71%	(16)%
RELATED-PARTY TRANSACTIONS
See Note 18 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion of related-party transactions.
PERSPECTIVE AND OUTLOOK
Market Commentary
Generally, the 2023 global economy performed better than anticipated. The Company's core lift truck market remains strong and above pre-pandemic levels in most regions. Nonetheless, some external market factors, including ongoing geopolitical instability, most recently evidenced by the tensions in the Red Sea, continue to create a significant amount of uncertainty within the global economic outlook. Due to this and abnormally high industry volumes from 2020 to 2022, global market activity declined across 2023, particularly in EMEA.
The latest publicly available lift truck market data indicates that new unit, third-quarter 2023 booking activity decreased globally and in all major geographies except China and India compared with strong 2022 levels. Internal company estimates suggest that fourth-quarter 2023 global lift truck market bookings decreased compared with the prior year. Its estimated that the rate of decline slowed in EMEA and accelerated somewhat in the Americas.
In 2024, global market bookings are expected to be generally comparable to 2023 levels. An anticipated first-half decline is expected to be offset by a second-half increase. For both full-years 2023 and 2024, market unit volumes are projected to remain strong.
Consolidated Strategic Perspective
The Company's significantly improved 2023 results are due to the global team's ongoing execution of strategic initiatives and actions to offset external headwinds and improve the business' resiliency over time. These actions include key projects and process improvements to help the Company achieve long-term growth rates above the material handling market's expected growth rates. The Company's mature Lift Truck and Bolzoni businesses are the foundation for growth, while the Company believes the Nuvera's substantial growth prospects should be additive in future years. The Company is focused on transforming the way the world moves materials from Port to Home. The Company plans to do this through two customer promises. First, by providing optimized product solutions and second, by providing exceptional customer care. The Company believes these actions will contribute to an increased and sustainable competitive advantage over time.
Operational Perspectives - Lift Truck Business
Given the Company's extended backlog position, it continues to prioritize booking orders with strong margins. This focus combined with declining market demand, particularly in the Americas, resulted in an 8% decrease in fourth-quarter 2023 lift truck bookings compared with third-quarter 2023 and a 20% decline from strong prior-year levels.
Looking forward, the Company expects to be price competitive with the market, but will work to maintain targeted bookings margins even as backlog levels are reduced. Overall, the Company expects 2024 bookings to increase compared to 2023. This improvement is primarily due to anticipated market share gains, especially in warehouse products, within an overall flat global lift truck market. These expected increases are primarily the result of the Company's strategic initiatives, particularly those focused on emerging technology solutions for warehouse-related markets. These technology solutions had strong 2023 growth rates, and the Company expects to build on that momentum in 2024. Planned production rate increases combined with anticipated market decreases in the first half of 2024 should help the Company reduce its extended lead times and backlog closer to pre-pandemic levels over 2024. However, given current expectations, the Company believes lead times and backlog levels will likely remain above optimal levels on certain product lines for an extended period. Specific lines, such as warehouse products, are expected to return to more normal lead time and backlog levels in 2024.
The Company's extended backlog, valued at $3.3 billion, represents almost ten months of revenue and should serve as a cushion for the business if bookings decline more than anticipated in 2024. Overall, customer cancellations, which can impact backlog levels, trended up modestly in 2023 from prior year rates. The Company's cancellation rate remains substantially below the industry average.
Full-year 2024 production and shipment rates are expected to increase compared with 2023 as production launch issues and lingering component and labor constraints dissipate. The Company's focus remains on maintaining a full production pipeline across its facilities within this moderated market demand environment.
The trend of higher average unit backlog prices and margins continued in the fourth quarter. This trend was largely due to the Company's ongoing focus on booking orders at strong margins and benefits from prior-year price increases to offset inflation. Fourth-quarter 2023 average booking prices decreased compared with both the third-quarter 2023 and the prior year largely due to the shift toward lower-priced warehouse products with shorter average lead times.
While material costs decreased modestly in 2023, forward economic indicators suggest stabilizing material costs and moderately higher labor costs in 2024. Elevated freight costs tied to geopolitical events are expected throughout 2024, particularly in the first half of the year. In this context, the Company expects to maintain its strong price-to-cost ratio in the first half of 2024 as higher-priced backlog units are shipped. This, combined with an anticipated increase in unit volumes, is expected to lead to higher gross margins and an improved operating profit in the first half of the year compared with 2023.
The expiration of tariff exemptions in late May 2024, shipment of trucks ordered in 2024's more competitive pricing environment and the mix effect of increased warehouse product shipments are likely to temper unit margins in the second half of the year. For the full-year, gross profit margins should be comparable to 2023 levels. The Company is working to reduce the earnings impact from externally driven factors through increased manufacturing productivity and expense control. The Company will continue to monitor labor and material costs closely, as well as the impacts from tariffs and competition, and will adjust forward pricing accordingly.
Overall, higher production and shipment rates along with stable gross profit margins are expected to generate increased Lift Truck revenues and operating profit in 2024 compared to the prior year.
Strategic Perspectives - Lift Truck
From a broad perspective, the Lift Truck business has three core strategies that are expected to transform the Company's competitiveness, market position and economic performance over time. The first core strategy is to provide products that improve customer productivity at the lowest cost of ownership. The Lift Truck business' capabilities in this area are expected to be enhanced by bringing to market a wide variety of vehicle innovations, including new modular and scalable product families, truck electrification projects and technology advancements in operator assist systems (OAS), power options and vehicle automation.
The Company continues to make progress on its high priority projects. The Company's heart-of-the-line modular, scalable 2- to 3.5-ton internal combustion engine lift trucks have been launched in the EMEA and Americas markets. The production ramp-up continues to occur gradually given the current extended backlog. However, bookings and shipments accelerated in 2023. A first-quarter 2024 launch of the full 2-to 3-ton internal combustion product line, which includes value, standard and premium truck configurations, is expected for the JAPIC market. Similar enhancements to the 2- to 3.5-ton electric truck platforms are also expected over 2024 and 2025. The modular, scalable product platform is expected to enhance multiple areas of the business, including reducing supply chain costs, improving working capital levels and helping optimize the Company's manufacturing footprint, while providing customers with a more customizable product that better meets their needs.
Other key projects include electrifying trucks used for applications now dominated by internal combustion engine trucks that capitalize on advancements in electric powertrain options. The Company currently has its first electrified fuel cell Container Handler operating at the Port of Los Angeles, and its first electrified fuel cell Reach Stacker operating at the Port of Valencia, Spain. Hyster-Yale anticipates delivering a new electrified fuel cell Terminal Tractor and an electrified fuel cell Empty Container Handler to a customer in Hamburg, Germany in 2024.
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

The Lift Truck business also has a key project focused on expanding global sourcing options of container handlers. The Company expects its Hyster® RS45 ReachStackers, as well as Empty Container Handlers, to be sourced from production locations in both Nijmegen, the Netherlands, and Fuyang, China during 2024. This dual-source supply chain will help the Company better meet the needs of the global market, enabling customers to benefit from time efficient delivery for economically viable trucks.
The second core strategy is be the leader in the delivery of industry- and customer-focused solutions by transforming the Company's sales approach to ensure it meets a wide variety of customer needs across a broad set of end markets. To meet diversified customer product needs, the Company is transforming its sales processes by using an industry-focused approach. The Company believes that understanding the customers’ applications is best done by segmenting the market into two broad umbrella categories: industrial and warehousing applications. The Company’s Hyster® brand will increasingly focus on industrial applications, while the Yale® brand will increasingly focus on warehouse applications. This focus separation will reinforce a natural differentiation between the two brands that already exists in the marketplace.
The third core strategy is to be the leader in independent distribution by focusing on effectively coordinating dealer and major account coverage, enhancing dealer excellence and ensuring outstanding dealer ownership globally. The Company is committed to helping its excellent dealer group be the leaders in their territories.
Operational and Strategic Perspectives - Bolzoni
Bolzoni anticipates a modest increase in 2024 revenues compared with 2023 as legacy products begin to be phased out and attachment volumes increase. Operating profit is expected to increase year-over-year as higher product margins and anticipated manufacturing efficiency improvements are projected to more than offset higher material and operating costs.
Bolzoni's core strategy is to be the leader in the attachments business. In this context, Bolzoni continues to concentrate on driving its "One Company - 3 Brands" approach globally, increasing its Americas business and focusing on strengthening its ability to serve key attachment industries and customers in global markets. As part of this approach, Bolzoni also intends to increase its sales, marketing and product capabilities especially in North America to support its industry-specific sales strategy.
Operational and Strategic Perspectives - Nuvera
Nuvera's core strategy is to be a leader in the heavy-duty fuel cell market. Nuvera continues to focus on placing 45kW and 60kW fuel cell production engines for demonstration in a limited number of niche, heavy-duty vehicle applications with expected significant fuel cell adoption potential where batteries alone cannot meet the market’s need. As a result, these applications are expected to have nearer-term fuel cell adoption potential. Nuvera has announced several projects with various third parties to test Nuvera® engines in targeted applications, including the Port of Los Angeles and the Port of Valencia, and most recently with Helinor Energy for zero-emission energy solutions for maritime applications. Nuvera expects to have additional products being tested in bus applications in China and India and in a German port by mid-2024. Nuvera is also developing a new, larger 125kW fuel cell engine for heavier-duty applications, which is projected to be available in 2025, and is working with customers to launch modular fuel cells for stationary and mobile generator applications.
Nuvera is focused on increasing customer product demonstrations and customer bookings in 2024. Nuvera is also expanding its presence in Europe and China. Orders from current customers have been booked and are expected to result in higher sales in 2024 compared with 2023. Nuvera expects these higher sales to be offset by increased development costs, leading to comparable year-over-year operating results. The increased engine demonstration volumes should significantly enhance the foundation for future fuel cell engine technology adoption and improved financial returns in future years.
Consolidated Outlook
At the consolidated level, the Company expects 2024 operating profit to increase while net income is expected to be comparable to 2023. The latter is due to higher projected 2024 income tax expense driven by an elevated income tax rate. This results from full utilization of U.S. net operating losses in 2023 combined with ongoing capitalization of research and development costs for tax purposes in 2024. The Company anticipates continued strong product margins from shipments of fixed-price backlog units to drive year-over-year profit growth in the first half of the year. However, the expiration of tariff exemptions and shipments of orders placed in 2024's more competitive pricing environment will likely temper second half results. As an offset to any competitive pricing adjustments, the Company will continue to focus on effectively managing its ongoing component and labor costs and production levels. The Company made solid progress toward its 7% operating profit margin and greater than 20% return on total capital employed goals at both the Lift Truck and Bolzoni businesses in 2023 and will work to make continued progress in 2024 toward achieving these goals.
The Company is committed to continuing to reduce its leverage and enhance its cash flows through ongoing working capital reductions and continued discipline over operating expenses. Capital expenditures were $35.4 million in 2023 and are expected to be $87 million in 2024. This full-year increase over restrained 2023 levels includes a return to investing for business growth and network efficiency. While the Company expects to make these substantial additional investments in the business, maintaining liquidity also continues to be a priority. Working capital control continues to be an area of intense focus for the

Company. Inventory levels remain elevated and above pre-pandemic levels but are slowly declining from their peak in mid-2023. Efforts to maximize the use of on-hand inventory are expected to help significantly reduce excess inventory levels in 2024 despite intermittent supply chain and some periodic labor constraints. As a result of these actions, the Company expects a significant increase in cash flow from operations in 2024 compared with 2023.
RECENTLY ISSUED ACCOUNTING STANDARDS
For information regarding recently issued accounting standards refer to Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K.
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
FORWARD-LOOKING STATEMENTS
The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) delays in delivery and other supply chain disruptions, or increases in costs as a result of inflation or otherwise, including materials, critical components and transportation costs and shortages, the imposition of tariffs, or the renewal of tariff exclusions, on raw materials or sourced products, and labor, or changes in or unavailability of quality suppliers or transporters, including the impacts of the foregoing risks on the Company's liquidity, (2) delays in manufacturing and delivery schedules, (3) customer acceptance of pricing, (4) the ability of the Company and its dealers, suppliers and end-users to access credit in the current economic environment, or obtain financing at reasonable rates, or at all, as a result of interest rate volatility and current economic and market conditions, including inflation, (5) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, including any cyclical reduction in demand in the lift truck industry, (6) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, including the Uyghur Forced Labor Prevention Act (the “UFLPA”) which could impact the Company's imports from China, as well as armed conflicts, including the Russia/Ukraine conflict, the Israel and Gaza conflict and/or the conflict in the Red Sea, and their regional effects, (7) exchange rate fluctuations, interest rate volatility and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (8) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (9) the successful commercialization of Nuvera's technology, (10) the political and economic uncertainties in the countries where the Company does business, as well as the effects of any withdrawals from such countries, (11) bankruptcy of or loss of major dealers, retail customers or suppliers, (12) customer acceptance of, changes in the costs of, or delays in the development of new products, (13) introduction of new products by, more favorable product pricing offered by or shorter lead times available through competitors, (14) product liability or other litigation, warranty claims or returns of products, (15) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (16) the ability to attract, retain, and replace workforce and administrative employees, (17) disruptions resulting from natural disasters, public health crises, political crises or other catastrophic events, and (18) the ability to protect the Company’s information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network breaches.

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

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's interest rate swap agreements was a net asset of $11.9 million at December 31, 2023. A hypothetical 10% decrease in interest rates would cause a decrease in the fair value of interest rate swap agreements and the asset would decrease by approximately $2.9 million.
FOREIGN CURRENCY EXCHANGE RATE RISK
The Company operates internationally and enters into transactions denominated in foreign currencies. As such, the Company's financial results are subject to the variability that arises from exchange rate movements. The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within 36 months and require the companies to buy or sell euros, Japanese yen, U.S. dollars, Chinese renminbi, British pounds, Swedish kroner, Mexican pesos and Australian dollars for its functional currency at rates agreed to at the inception of the contracts. The fair value of these contracts was a net liability of $12.2 million at December 31, 2023. See also Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at December 31, 2023, the fair value of the liability of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would be increased by $19.7 million compared with the fair value at December 31, 2023. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the revaluation of the underlying receivables and payables.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Annual Report on Form 10-K and is hereby incorporated herein by reference to such information.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2023.
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
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2023. The Company's effectiveness of internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in internal control: During the fourth quarter of 2023, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. OTHER INFORMATION
None of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended December 31, 2023.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 of Part III will be included in the 2024 Proxy Statement, which information is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information required by this Item 11 of Part III will be included in the 2024 Proxy Statement, which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 of Part III will be included in the 2024 Proxy Statement, which information is incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2023 with respect to our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Class A Shares:	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	N/A	889,400
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	889,400
Class B Shares:
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	—

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 of Part III will be included in the 2024 Proxy Statement, which information is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 of Part III will be included in the 2024 Proxy Statement, which information is incorporated herein by reference.
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

10.15*
Thirteenth Amendment to Stockholders' Agreement, dated as of February 12, 2024, by and among the Depository, Hyster-Yale Materials Handling, Inc., the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale Materials Handling, Inc. and the Participating Stockholders is incorporated by reference to Exhibit 43 filed with Amendment No. 12 to the Statement on Schedule 13D, filed by the reporting persons named therein on February 13, 2024, Commission File Number 005-87003.

10.16*
The Hyster-Yale Group, Inc. Executive Excess Retirement Plan (Effective as of January 1, 2016) is incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K, filed by the Company on February 28, 2017, Commission File Number 000-54799.

10.17*
Amendment No. 1 to the Hyster-Yale Group, Inc. Executive Excess Retirement Plan (As Amended and Restated as of January 1, 2016) is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated April 30, 2020, Commission File Number 000-54799.

10.18*
Hyster-Yale Materials Handling, Inc. 2020 Long-Term Equity Incentive Plan, is incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Form DEF 14A, filed by the Company on March 31, 2020, Commission File Number 000-54799.

10.19*
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

10.22*
Hyster-Yale Materials Handling, Inc. Non-Employee Directors' Equity Compensation Plan (Amended and Restated Effective May 9, 2023) is incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed by the Company on March 29, 2023, Commission File No. 000-54799.

10.23*
Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2022) is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on May 3, 2022, Commission File Number 000-54799.

10.24*
Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2023) is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on May 2, 2023, Commission File Number 000-54799.

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

10.28*
Amendment No. 1 to the Hyster-Yale Group, Inc. Excess Retirement Plan (As Amended and Restated as of January 1, 2016) is incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K, filed by the Company on February 26, 2019, Commission File Number 000-54799.

10.29*
Amendment No. 2 to the Hyster-Yale Group, Inc. Executive Excess Retirement Plan (As Amended and Restated as of January 1, 2016) is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated January 21, 2021, Commission File Number 000-54799.

10.30*
Offer Letter, dated August 1, 2022, between Scott A. Minder and Hyster-Yale Materials Handling, Inc. is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on November 1, 2022, Commission File Number 000-54799.

10.31
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

10.33
Amendment to Third Amended and Restated Joint Venture and Shareholders Agreement between Wells Fargo Financial Leasing, Inc. and Hyster-Yale Group, Inc., dated December 19, 2022 is incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, Commission File Number 000-54799.

10.34
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

10.36
First Amended and Restated Guarantee Agreement, dated September 17, 2018, by Hyster-Yale Materials Handling, Inc. in favor of Wells Fargo Financial Leasing, Inc. is incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, Commission File Number 000-54799.

10.37
First Amended and Restated Guarantee Agreement, dated September 17, 2018, by Hyster-Yale Group, Inc. in favor of Wells Fargo Financial Leasing, Inc. is incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, Commission File Number 000-54799.

10.38
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

10.39
First Amendment to Second Amended and Restated Loan, Security and Guaranty Agreement, dated as of May 25, 2023, among Hyster-Yale Materials Handling, Inc., Bolzoni Auramo, Inc. and Hyster-Yale Group, Inc., as U.S. Borrowers, Hyster-Yale Nederland B.V., as the Dutch Borrower, and Hyster-Yale UK Limited, as the UK Borrower, certain Persons party thereto from time to time as Guarantors, certain financial institutions, as Lenders, and Bank of America, N.A., as Administrative Agent and Security Trustee is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 1, 2023, Commission File Number 000-54799.

10.40
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

10.41
Conforming Changes Amendment, dated as of June 23, 2023, by Bank of America, N.A., as administrative agent is incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 1, 2023, Commission File Number 000-54799.

10.42
Equity Transfer Agreement, dated December 6, 2017, by and between KNSN Pipe & Pile Company Limited and Hyster-Yale Acquisition Holding LTD Regarding Zhejiang Maximal Forklift Co., LTD. is incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K, filed by the Company on February 27, 2018, Commission File Number 000-54799.

10.43
Equity Transfer Agreement between Y-C HongKong Holding Co., Limited and Hyster-Yale Acquisition Holding LTD regarding Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. dated May 26, 2021 is incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 3, 2021, Commission File Number 000-54799.

(21) Subsidiaries.

21.1	A list of the subsidiaries of the Company.
(23) Consents of experts and counsel.

23.1	Consent of Ernst & Young LLP.
(24) Powers of Attorney.

24.1	Power of attorney for Colleen R. Batcheler.
24.2	Power of attorney for James B. Bemowski.
24.3	Power of attorney for John C. Butler Jr.
24.4	Power of attorney for Carolyn Corvi.
24.5	Power of attorney for Edward T. Eliopoulos.
24.6	Power of attorney for John P. Jumper.
24.7	Power of attorney for Dennis W. LaBarre.
24.8	Power of attorney for H. Vincent Poor.
24.9	Power of attorney for Alfred M. Rankin, Jr.
24.10	Power of attorney for Claiborne R. Rankin.
24.11	Power of attorney for Britton T. Taplin.
24.12	Power of attorney for David B. H. Williams.
(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of Rajiv K. Prasad pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31(i)(2)	Certification of Scott A. Minder pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
(32)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Rajiv K. Prasad and Scott A. Minder.
(97) Policy relating to the recovery of erroneously awarded compensation.

97.1	Hyster-Yale Materials Handling, Inc. Compensation Clawback Policy.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.
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
Jennifer M. Langer
Vice President, Controller and Chief Accounting Officer (principal accounting officer)
February 27, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on February 27, 2024.

/s/ Rajiv K. Prasad	President and Chief Executive Officer (principal executive officer), Director
Rajiv K. Prasad

/s/ Scott A. Minder	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)
Scott A. Minder

/s/ Jennifer M. Langer	Vice President, Controller and Chief Accounting Officer (principal accounting officer)
Jennifer M. Langer

* Colleen R. Batcheler	Director	* Dennis W. LaBarre	Director
Colleen R. Batcheler		Dennis W. LaBarre

* James B. Bemowski	Director	* H. Vincent Poor	Director
James B. Bemowski		H. Vincent Poor

* J.C. Butler, Jr.	Director	* Alfred M. Rankin, Jr.	Director
J.C. Butler, Jr.		Alfred M. Rankin, Jr.

* Carolyn Corvi	Director	* Claiborne R. Rankin	Director
Carolyn Corvi		Claiborne R. Rankin

* Edward T. Eliopoulos	Director	* Britton T. Taplin	Director
Edward T. Eliopoulos		Britton T. Taplin

* John P. Jumper	Director	* David B. H. Williams	Director
John P. Jumper		David B. H. Williams
 * Scott A. Minder, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Scott A. Minder	February 27, 2024
Scott A. Minder, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8 AND ITEM 15(a)(1)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2023
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
Ernst & Young LLP [PCAOB ID: 42]

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hyster-Yale Materials Handling, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hyster-Yale Materials Handling, Inc. and subsidiaries (“the Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill - Bolzoni
Description of the Matter
At December 31, 2023, the Company’s goodwill balance associated with Bolzoni was $50.6 million. As discussed in Note 12, Goodwill and Intangible Assets, to the consolidated financial statements, the Company evaluates the carrying amount of goodwill for impairment annually as of May 1st and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. The Company applied a quantitative assessment for all material reporting units in fiscal 2023. As part of the quantitative approach, the Company estimates the fair value of the reporting unit using a discounted cash flow approach from the perspective of a market participant and comparable market values for similar businesses. Significant estimates within the discounted cash flow analysis include cash flow forecasts, the discount rate and the terminal business value.

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

Valuation of Goodwill - Bolzoni
How We Addressed the Matter in Our Audit
We obtained an understanding and evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment process whereby the Company develops significant assumptions that are used as inputs to the annual goodwill impairment test. This included controls over management's review of the valuation model and the significant assumptions (e.g., discount rate applied, revenue growth rates, operating margin and terminal growth rate) used to develop the prospective financial information (PFI).

To test the estimated fair value of the Company’s Bolzoni reporting unit, we performed audit procedures that included, among others, assessing the methodologies used and directly testing the significant assumptions and the underlying data used by the Company in its analyses, including assessing the completeness and accuracy of such underlying data. We utilized internal valuation specialists in assessing the fair value methodologies applied and evaluating the reasonableness of the discount rate selected by management. We compared the significant assumptions used by management to current industry and economic trends, historical performance, guideline public companies in the same industry and strategic plans. We assessed the historical accuracy of management’s estimates, and we performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions.

Income Taxes - Valuation Allowance
Description of the Matter
At December 31, 2023, the Company maintained a valuation allowance for its deferred tax assets in the amount of $126.6 million. As discussed in Note 6, a valuation allowance is required where realization of its deferred tax assets is determined to no longer meet the "more likely than not" standard. As a part of this evaluation management considered all available evidence, both positive and negative, and based on the weight of that evidence determined whether a valuation allowance is needed and to what extent. On the basis of the assessment, the Company continues to record a valuation allowance to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized.

Auditing the Company’s assessment of whether its deferred tax assets are realizable was complex, as determining whether a valuation allowance for the Company’s deferred tax assets was necessary required an extensive analysis of positive and negative evidence regarding the realization of the deferred tax assets and, inherent in that, an assessment of the likelihood of sufficient future taxable income of the appropriate character, which is judgmental in nature.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to assess the realizability of its deferred tax assets, including identifying and weighting the available positive and negative evidence.

With the assistance of our income tax professionals, we considered the weighting of the available positive and negative evidence. Specifically, we evaluated the type and nature of the Company’s temporary differences, including considering whether the estimated future sources of taxable income were of the appropriate character to utilize the deferred tax assets and assessing the impacts of current tax legislation. We evaluated the Company’s cumulative loss position for the three-year cumulative period ended December 31, 2023, and considered the impact of unusual or infrequent items. We evaluated management’s ability to utilize the deferred tax assets through carryback provisions allowable by law within certain jurisdictions or through prudent and feasible tax planning strategies. We assessed management’s model of estimated future reversals of existing taxable temporary differences. We evaluated management’s projections of future taxable income, including existing contracts and backlog, as well as any potential circumstances that could adversely affect future operations and profit levels. In addition, we evaluated the Company’s income tax disclosures related to the matters described above.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Cleveland, Ohio
February 27, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hyster-Yale Materials Handling, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Hyster-Yale Materials Handling, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hyster-Yale Materials Handling, Inc. and subsidiaries (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2023 and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
Cleveland, Ohio
February 27, 2024

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2023	2022	2021
	(In millions, except per share data)
Revenues	$4,118.3	$3,548.3	$3,075.7
Cost of sales	3,332.7	3,114.4	2,712.3
Gross Profit	785.6	433.9	363.4
Operating Expenses
Selling, general and administrative expenses	576.9	473.0	450.1
Impairment loss	—	—	65.6
	576.9	473.0	515.7
Operating Profit (Loss)	208.7	(39.1)	(152.3)
Other (income) expense
Interest expense	37.3	28.4	15.5
Income from unconsolidated affiliates	(9.8)	(11.0)	(11.7)
Other, net	0.2	5.9	(1.2)
	27.7	23.3	2.6
Income (Loss) Before Income Taxes	181.0	(62.4)	(154.9)
Income tax provision	52.9	9.2	28.3
Net Income (Loss)	128.1	(71.6)	(183.2)
Net (income) loss attributable to noncontrolling interest	(0.6)	(1.5)	10.2
Net income attributable to redeemable noncontrolling interests	(0.7)	(0.5)	—
Accrued dividend to redeemable noncontrolling interests	(0.9)	(0.5)	—
Net Income (Loss) Attributable to Stockholders	$125.9	$(74.1)	$(173.0)

Basic Earnings (Loss) per Share Attributable to Stockholders	$7.35	$(4.38)	$(10.29)
Diluted Earnings (Loss) per Share Attributable to Stockholders	$7.24	$(4.38)	$(10.29)
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2023	2022	2021
	(In millions)
Net Income (Loss)	$128.1	$(71.6)	$(183.2)
Other comprehensive income (loss)
Foreign currency translation adjustment	18.7	(39.3)	(40.1)
Current period cash flow hedging activity, net of $0.2 tax expense in 2023, net of $0.7 tax expense in 2022 and net of $0.9 tax benefit in 2021	(2.2)	(40.0)	(38.8)
Reclassification of hedging activities into earnings, net of $0.1 tax expense in 2023, net of $0.8 tax benefit in 2022 and net of $0.1 tax benefit in 2021	30.9	34.3	(5.7)
Current period pension adjustment, net of $0.1 tax benefit in 2023, net of $0.3 tax expense in 2022 and net of $0.1 tax expense in 2021	1.5	(3.7)	9.8
Reclassification of pension into earnings, net of $0.1 tax benefit in 2022, net of $— tax benefit in 2021 and net of $0.1 tax benefit in 2021	3.0	4.8	5.6
Comprehensive Income (Loss)	$180.0	$(115.5)	$(252.4)
Other comprehensive income (loss) attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interest	(0.6)	(1.5)	10.2
Net income attributable to redeemable noncontrolling interests	(0.7)	(0.5)	—
Accrued dividend to noncontrolling interest	(0.9)	(0.5)	—
Foreign currency translation adjustment attributable to noncontrolling interests	—	2.8	(2.0)
Comprehensive Income (Loss) Attributable to Stockholders	$177.8	$(115.2)	$(244.2)
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2023	2022
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$78.8	$59.0
Accounts receivable, net of allowances of $9.0 in 2023 and $7.2 in 2022	497.5	523.6
Inventories, net	815.7	799.5
Prepaid expenses and other	98.1	76.6
Total Current Assets	1,490.1	1,458.7
Property, Plant and Equipment, Net	313.9	310.0
Intangible Assets	39.3	42.7
Goodwill	53.3	51.3
Deferred Income Taxes	3.0	2.6
Investment in Unconsolidated Affiliates	56.8	59.4
Other Non-current Assets	122.7	101.5
Total Assets	$2,079.1	$2,026.2
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$523.5	$585.8
Accounts payable, affiliates	6.7	21.6
Revolving credit facilities	83.3	137.1
Short-term debt and current maturities of long-term debt	169.4	148.8
Accrued payroll	87.4	64.4
Deferred revenue	77.9	139.8
Other current liabilities	270.4	245.4
Total Current Liabilities	1,218.6	1,342.9
Long-term Debt	241.3	267.0
Self-insurance Liabilities	51.1	33.5
Pension Obligations	5.2	6.2
Deferred Income Taxes	12.7	13.4
Other Long-term Liabilities	143.4	138.1
Total Liabilities	1,672.3	1,801.1
Temporary Equity
Redeemable Noncontrolling Interest	14.8	14.2
Stockholders’ Equity
Common stock:
Class A, par value $0.01 per share, 13,715,755 shares outstanding (2022 - 13,154,918 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,469,875 shares outstanding (2022 - 3,783,597 shares outstanding)	0.1	0.1
Capital in excess of par value	327.7	297.7
Retained earnings	256.3	152.7
Accumulated other comprehensive loss	(194.3)	(246.2)
Total Stockholders’ Equity	389.9	204.4
Noncontrolling Interest	2.1	6.5
Total Permanent Equity	392.0	210.9
Total Liabilities and Equity	$2,079.1	$2,026.2
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2023	2022	2021
	(In millions)
Operating Activities
Net income (loss)	$128.1	$(71.6)	$(183.2)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	45.1	43.4	46.2
Amortization of deferred financing fees	1.4	1.4	3.1
Deferred income taxes	(1.1)	(0.1)	19.8
Goodwill impairment charges	—	—	55.6
Long-lived asset impairment charges	—	—	10.0
Stock-based compensation	29.3	6.4	4.0
Dividends from unconsolidated affiliates	10.5	15.6	5.5
Other non-current liabilities	15.1	(20.1)	(1.4)
Other	20.7	26.0	(32.3)
Working capital changes:
Accounts receivable	26.8	(89.5)	(54.6)
Inventories	(4.3)	(39.1)	(289.7)
Other current assets	(8.4)	(5.4)	(12.5)
Accounts payable	(81.4)	78.7	129.5
Other liabilities	(31.1)	94.9	46.5
Net cash provided by (used for) operating activities	150.7	40.6	(253.5)
Investing Activities
Expenditures for property, plant and equipment	(35.4)	(28.8)	(44.3)
Purchase of noncontrolling interest	(3.2)	(8.4)	—
Proceeds from the sale of assets	1.9	1.3	4.1
Proceeds from the sale of businesses	1.1	—	—
Proceeds from the sale of investments	1.1	0.5	15.7
Net cash used for investing activities	(34.5)	(35.4)	(24.5)
Financing Activities
Additions to long-term debt	138.8	135.0	119.6
Reductions of long-term debt	(161.1)	(97.6)	(62.0)
Net additions (reductions) to revolving credit agreements	(53.7)	(26.3)	165.4
Cash dividends paid	(22.3)	(21.8)	(21.6)
Cash dividends paid to noncontrolling interest	(1.3)	(0.2)	(0.2)
Financing fees paid	(0.8)	—	(7.6)
Other	(0.1)	—	—
Net cash provided by (used for) financing activities	(100.5)	(10.9)	193.6
Effect of exchange rate changes on cash	4.1	(0.8)	(1.5)
Cash and Cash Equivalents
Increase (decrease) for the year	19.8	(6.5)	(85.9)
Balance at the beginning of the year	59.0	65.5	151.4
Balance at the end of the year	$78.8	$59.0	$65.5
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, December 31, 2020	$—	$0.1	$0.1	$(6.0)	$312.6	$443.2	$(57.6)	$12.5	$(88.0)	$616.9	$34.2	$651.1
Stock-based compensation	—	—	—	—	4.0	—	—	—	—	4.0	—	4.0
Stock issued under stock compensation plans	—	—	—	1.5	(1.5)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(173.0)	—	—	—	(173.0)	(10.2)	(183.2)
Cash dividends	—	—	—	—	—	(21.6)	—	—	—	(21.6)	(0.2)	(21.8)
Current period other comprehensive income (loss)	—	—	—	—	—	—	(40.1)	(38.8)	9.8	(69.1)	—	(69.1)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	—	(5.7)	5.6	(0.1)	—	(0.1)
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	2.0	2.0
Balance, December 31, 2021	$—	$0.1	$0.1	$(4.5)	$315.1	$248.6	$(97.7)	$(32.0)	$(72.6)	$357.1	$25.8	$382.9
Stock-based compensation	—	—	—	—	6.4	—	—	—	—	6.4	—	6.4
Stock issued under stock compensation plans	—	—	—	4.5	(4.5)	—	—	—	—	—	—	—
Net income (loss)	0.5	—	—	—	—	(74.1)	—	—	—	(74.1)	1.5	(72.6)
Cash dividends	—	—	—	—	—	(21.8)	—	—	—	(21.8)	(0.2)	(22.0)
Accrued dividends	0.5	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income (loss)	—	—	—	—	—	—	(39.3)	(40.0)	(3.7)	(83.0)	—	(83.0)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	—	34.3	4.8	39.1	—	39.1
Acquisition of business		—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interest		—	—	—	(12.8)	—	—	—	—	(12.8)	(11.1)	(23.9)
Reclassification from permanent equity to temporary equity	13.1	—	—	—	(6.5)	—	—	—	—	(6.5)	(6.6)	(13.1)
Foreign currency translation on noncontrolling interest	0.1	—	—	—	—	—	—	—	—	—	(2.9)	(2.9)
Balance, December 31, 2022	$14.2	$0.1	$0.1	$—	$297.7	$152.7	$(137.0)	$(37.7)	$(71.5)	$204.4	$6.5	$210.9

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
Balance, December 31, 2022	$14.2	$0.1	$0.1	$—	$297.7	$152.7	$(137.0)	$(37.7)	$(71.5)	$204.4	$6.5	$210.9
Stock-based compensation	—	—	—	—	29.3	—	—	—	—	29.3	—	29.3
Stock issued under stock compensation plans	—	—	—	0.1	(0.1)	—	—	—	—	—	—	—
Purchase of treasury stock		—	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Net income (loss)	0.7	—	—	—	—	125.9	—	—	—	125.9	0.6	126.5
Cash dividends	(0.9)	—	—	—	—	(22.3)	—	—	—	(22.3)	(0.4)	(22.7)
Accrued dividends	0.9	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income (loss)	—	—	—	—	—	—	18.7	(2.2)	1.5	18.0	—	18.0
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	—	30.9	3.0	33.9	—	33.9
Purchase of noncontrolling interest	—	—	—	—	0.8	—	—	—	—	0.8	(4.0)	(3.2)
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(0.7)	(0.7)
Reclassification from permanent equity to temporary equity	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation on noncontrolling interest	(0.1)	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, December 31, 2023	$14.8	$0.1	$0.1	$—	$327.7	$256.3	$(118.3)	$(9.0)	$(67.0)	$389.9	$2.1	$392.0

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

The Company, through its wholly owned operating subsidiary, Hyster-Yale Group, Inc. ("HYG"), designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, China, Mexico, the Netherlands, Brazil, the Philippines, Italy, Japan and Vietnam. The sale of service parts represents approximately 15% of total revenues as reported in 2023, 2022 and 2021, respectively.

As of December 31, 2023, the Company owned a 90% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"), a Chinese manufacturer of low-intensity and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets.

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

Changes in the Company's allowance for doubtful accounts, including write-offs, are as follows:

	2023	2022
Balance at January 1	$11.2	$10.3
Charged to costs and expenses	5.2	3.1
Write-offs	(2.5)	(0.5)
Recoveries	(1.0)	(1.0)
Foreign currency effect	0.3	(0.7)
Balance at December 31	$13.2	$11.2
The allowance for doubtful accounts balance includes allowance of receivables classified as long-term of $4.2 million and $4.0 million in 2023 and 2022, respectively.
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
Advertising Costs:  Advertising costs are expensed as incurred. Total advertising expense was $10.6 million, $8.6 million and $9.0 million in 2023, 2022 and 2021, respectively.
Research and Development Costs:  Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $119.7 million, $100.7 million and $108.3 million in 2023, 2022 and 2021, respectively.
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

The following table provides a brief description of ASUs not yet adopted:

Standard	Description	Required Date of Adoption	Effect on the financial statements or other significant matters
ASU 2020-04 and ASU 2022-06, Reference Rate Reform (Topic 848)	The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	From the date of issuance through December 31, 2024	The Company does not expect the guidance to have a material effect on its financial position, results of operations, cash flows and related disclosures.
ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60)	The guidance provides a basis of accounting for newly-formed joint venture entities which will recognize and measure assets and liabilities at fair value upon formation.	January 1, 2025	The Company is currently evaluating the guidance and the effect on its financial position, results of operations, cash flows and related disclosures.
ASU 2023-07, Segment Reporting (Topic 280)	The guidance provides requirements for new and updated segment disclosures.	December 31, 2024	The Company is currently evaluating the guidance and the effect on its related disclosures.
ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740)	The guidance provides requirements for new and updated income tax disclosures.	January 1, 2025	The Company is currently evaluating the guidance and the effect on its related disclosures.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the years ended December 31, 2023, 2022 and 2021.

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

The following table disaggregates revenue by category:

	YEAR ENDED
	DECEMBER 31, 2023
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$1,565.6	$679.2	$172.9	$—	$—	$—	$2,417.7
Direct customer sales	541.3	9.4	—	—	—	—	550.7
Aftermarket sales	700.0	110.7	27.9	—	—	—	838.6
Other	92.4	21.2	0.3	375.3	4.3	(182.2)	311.3
Total Revenues	$2,899.3	$820.5	$201.1	$375.3	$4.3	$(182.2)	$4,118.3

	YEAR ENDED
	DECEMBER 31, 2022
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$1,234.3	$569.0	$220.2	$—	$—	$—	$2,023.5
Direct customer sales	461.6	13.2	—	—	—	—	474.8
Aftermarket sales	609.8	102.6	29.1	—	—	—	741.5
Other	99.7	19.4	0.7	355.7	3.4	(170.4)	308.5
Total Revenues	$2,405.4	$704.2	$250.0	$355.7	$3.4	$(170.4)	$3,548.3

	YEAR ENDED
	DECEMBER 31, 2021
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$935.4	$540.7	$202.7	$—	$—	$—	$1,678.8
Direct customer sales	452.5	8.7	—	—	—	—	461.2
Aftermarket sales	478.5	106.7	30.2	—	—	—	615.4
Other	118.2	22.8	1.0	347.8	0.7	(170.2)	320.3
Total Revenues	$1,984.6	$678.9	$233.9	$347.8	$0.7	$(170.2)	$3,075.7

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

Deferred Revenue: The Company defers revenue for transactions that have not met the criteria for recognition at the time payment is collected, including extended warranties and maintenance contracts. In addition, for certain products, services and customer types, the Company collects payment prior to the transfer of control to the customer. Changes in the Company's deferred revenue are as follows:

	2023	2022
Balance, January 1	$153.8	$76.2
Customer deposits and billings	62.4	158.5
Revenue recognized	(123.8)	(80.9)
Foreign currency effect	0.1	—
Balance, December 31	$92.5	$153.8

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

	2023	2022	2021
Revenues from external customers
Americas	$2,899.3	$2,405.4	$1,984.6
EMEA	820.5	704.2	678.9
JAPIC	201.1	250.0	233.9
Lift truck business	3,920.9	3,359.6	2,897.4
Bolzoni	375.3	355.7	347.8
Nuvera	4.3	3.4	0.7
Eliminations	(182.2)	(170.4)	(170.2)
Total	$4,118.3	$3,548.3	$3,075.7
Operating profit (loss)
Americas	$233.1	$46.8	$(19.7)
EMEA	12.1	(46.6)	0.3
JAPIC	(15.6)	(10.6)	(67.5)
Lift truck business	229.6	(10.4)	(86.9)
Bolzoni	15.3	6.2	(1.8)
Nuvera	(36.4)	(34.3)	(62.3)
Eliminations	0.2	(0.6)	(1.3)
Total	$208.7	$(39.1)	$(152.3)

	2023	2022	2021
Total assets
Americas	$1,715.4	$1,700.0	$1,558.2
EMEA	808.5	811.0	843.7
JAPIC	276.8	339.5	329.3
Eliminations	(575.2)	(693.2)	(682.8)
Lift truck business	2,225.5	2,157.3	2,048.4
Bolzoni	303.8	315.2	323.8
Nuvera	25.4	18.9	16.0
Eliminations	(475.6)	(465.2)	(418.1)
Total	$2,079.1	$2,026.2	$1,970.1
Depreciation and amortization
Americas	$16.6	$15.8	$17.3
EMEA	8.2	7.8	8.1
JAPIC	7.9	7.4	6.9
Lift truck business	32.7	31.0	32.3
Bolzoni	11.7	11.7	12.7
Nuvera	0.7	0.7	1.2
Total	$45.1	$43.4	$46.2
Capital expenditures
Americas	$16.9	$5.1	$16.1
EMEA	6.6	4.9	10.7
JAPIC	3.3	10.3	3.8
Lift truck business	26.8	20.3	30.6
Bolzoni	5.1	5.5	10.4
Nuvera	3.5	3.0	3.3
Total	$35.4	$28.8	$44.3
Data by Geographic Region

No single country outside of the United States comprised 10% or more of revenues from unaffiliated customers. The “Other” category below includes Canada, Mexico, South America and the Asia and Pacific regions. In addition, no single customer comprised 10% or more of revenues from unaffiliated customers.

	United States	Europe, Africa and Middle East	Other	Consolidated
2023
Revenues from unaffiliated customers, based on the customers’ location	$2,542.9	$930.5	$644.9	$4,118.3
Long-lived tangible assets	$179.1	$90.5	$101.1	$370.7
2022
Revenues from unaffiliated customers, based on the customers’ location	$1,973.8	$886.5	$688.0	$3,548.3
Long-lived tangible assets	$164.3	$97.7	$107.4	$369.4
2021
Revenues from unaffiliated customers, based on the customers’ location	$1,671.1	$866.1	$538.5	$3,075.7
Long-lived tangible assets	$185.3	$97.4	$119.5	$402.2

NOTE 5—Common Stock and Earnings per Share
The Company's Class A common stock is traded on the New York Stock Exchange under the ticker symbol “HY.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company's Class A common stock and Class B common stock have the same cash dividend rights per share. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2023 was 125 million shares and 35 million shares, respectively. No treasury shares of either class were outstanding at December 31, 2023 and 2022, respectively.
Stock Compensation: The Company has stock compensation plans for certain employees in the U.S. that allow the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding them for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) five years after the participant's retirement date, (ii) four, seven or ten years from the award date, as defined in the award, or (iii) the participant's death or permanent disability. Pursuant to the plans, the Company issued 423,596, 220,114 and 64,058 shares related to the years ended December 31, 2023, 2022 and 2021, respectively. After the issuance of these shares, there will be 292,802 shares of Class A common stock available for issuance under these plans. Compensation expense related to these share awards was $27.5 million ($23.5 million net of tax), $5.5 million ($5.5 million net of tax) and $2.6 million ($2.0 million net of tax) for the years ended 2023, 2022 and 2021, respectively. Compensation expense at the grant date represents fair value based on the market price of the shares of Class A common stock. The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the non-employee directors’ annual retainer is paid in restricted shares of Class A common stock. For the year ended December 31, 2023, $140,000 of each non-employee director's retainer of $208,000 was paid in restricted shares of Class A common stock. For the year ended December 31, 2022, $96,000 of $200,000 was paid in restricted shares of Class A common stock. For the year ended December 31, 2021, $127,000 of $188,000 was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date on which the director has both retired from the Board of Directors and reached 70 years of age. Pursuant to this plan, the Company issued 34,239, 29,898 and 22,176 shares related to the years ended December 31, 2023, 2022 and 2021, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 726, 1,075 and 1,168 in 2023, 2022 and 2021, respectively. After the issuance of these shares, there were 165,038 shares of Class A common stock available for issuance under this directors' plan. Compensation expense related to these awards was $1.8 million ($1.5 million net of tax), $0.9 million ($0.9 million net of tax) and $1.4 million ($1.1 million net of tax) for the years ended December 31, 2023, 2022 and 2021, respectively. Compensation expense at the grant date represents fair value based on the market price of the shares of Class A common stock.
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

	2023	2022	2021
Basic weighted average shares outstanding	17.137	16.901	16.818
Dilutive effect of restricted stock awards	0.248	—	—
Diluted weighted average shares outstanding	17.385	16.901	16.818
Basic earnings per share	$7.35	$(4.38)	$(10.29)
Diluted earnings per share	$7.24	$(4.38)	$(10.29)
Cash dividends per share	$1.2975	$1.2900	$1.2850
In the table above, 2022 and 2021 exclude 0.223 million and 0.074 million, respectively, of anti-dilutive restricted stock awards. Restricted stock awards for 2023 are expected to be issued in 2024.

NOTE 6—Income Taxes
The components of income (loss) before income taxes and provision for income taxes for the years ended December 31 are as follows:

	2023	2022	2021
Income (loss) before income taxes
U.S.	$114.1	$(40.1)	$(147.9)
Non-U.S.	66.9	(22.3)	(7.0)
Total	$181.0	$(62.4)	$(154.9)
Income tax provision
Current tax provision (benefit):
Federal	$32.0	$0.6	$(1.2)
State	8.0	0.5	1.1
Non-U.S.	14.0	8.2	8.6
Total current	$54.0	$9.3	$8.5
Deferred tax provision (benefit):
Federal	$0.6	$1.9	$14.1
State	—	0.3	3.8
Non-U.S.	(1.7)	(2.3)	1.9
Total deferred	$(1.1)	$(0.1)	$19.8
Total	$52.9	$9.2	$28.3
The Company made income tax payments of $53.2 million, $13.1 million and $11.7 million during 2023, 2022 and 2021, respectively. The Company received income tax refunds of $0.3 million, $2.3 million and $0.3 million during 2023, 2022 and 2021, respectively.
A reconciliation of the U.S. federal statutory rate to the reported income tax rate for the year ended December 31 is as follows:

	2023	2022	2021
Income (loss) before income taxes	$181.0	$(62.4)	$(154.9)
Statutory taxes at 21%	$38.0	$(13.1)	$(32.5)
Valuation allowance	12.1	27.5	58.6
State income taxes	5.8	(1.3)	(5.3)
Nondeductible compensation	4.2	1.4	0.4
Non -U.S rate differences	3.2	5.4	10.0
Global intangible low-taxed income	1.7	(4.6)	5.0
Federal income tax credits	(4.0)	(1.4)	(2.6)
Foreign derived intangible income	(3.4)	(0.3)	—
Tax controversy resolution	(3.0)	(4.7)	(4.5)
Equity interest earnings	(1.3)	(1.4)	(1.8)
Other	(0.3)	0.3	1.8
Base-erosion and anti-abuse tax	(0.1)	1.4	(0.8)
Income tax provision	$52.9	$9.2	$28.3
Reported income tax rate	29.2%	(14.7)%	(18.3)%
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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act") eliminated the option to deduct research and development expenditures immediately in the year incurred and requires U.S. taxpayers to amortize such expenditures over five to fifteen years depending upon whether the activities are performed in the U.S. or outside of the U.S. This change has had and will continue to have a material impact on the Company's future cash payments for income taxes. If this legislation is not modified or repealed, the impact will continue to unfavorably impact cash taxes but decreasingly over time.

A detailed summary of the total deferred tax assets and liabilities in the Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities is as follows:

	December 31
	2023	2022
Deferred tax assets
Research and development capitalization	$58.1	$32.5
Tax attribute carryforwards	35.6	62.5
Accrued expenses and reserves	13.9	17.3
Product warranties	12.5	9.7
Accrued product liability	9.6	6.7
Inventories	4.1	1.8
Other	12.1	8.7
Total deferred tax assets	145.9	139.2
Less: Valuation allowance	126.6	121.7
	19.3	17.5
Deferred tax liabilities
Depreciation and amortization	23.9	23.8
Accrued pension benefits	3.5	2.2
Unremitted earnings	1.6	2.3
Total deferred tax liabilities	29.0	28.3
Net deferred tax asset (liability)	$(9.7)	$(10.8)
The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2023
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$25.5	$23.4	2024-Indefinite
Non-U.S. capital losses	7.5	7.5	Indefinite
State net operating losses and credits	3.9	3.8	2024-Indefinite
Less: Unrecognized tax benefits	(1.3)	—
Total	$35.6	$34.7

	December 31, 2022
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$26.3	$24.2	2023 - Indefinite
U.S. net operating loss	17.2	16.4	Indefinite
Non-U.S. capital losses	7.3	7.3	Indefinite
State net operating losses and credits	6.7	6.6	2023 - Indefinite
Disallowed interest and other	5.7	5.7	2026 - Indefinite
Research and development credit	1.3	1.3	2041 - 2042
Less: Unrecognized tax benefits	(2.0)	—
Total	$62.5	$61.5
The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required. A valuation allowance is required where realization is determined to no longer meet the "more likely than not" standard. The establishment of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or other deferred tax assets in future periods. The tax net operating losses attributable to Brazil, China and the United Kingdom comprise a substantial portion of the non-U.S. net operating loss deferred tax assets. The Brazilian and United Kingdom net operating losses do not expire under local law, while Chinese losses expire after five years.

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

During 2023 and 2022, the valuation allowance provided against deferred tax assets increased by $4.9 million and $27.3 million, respectively. The change in the total valuation allowance in 2023 and 2022 included a net increase in tax expense of $12.1 million and $27.4 million, respectively, and a net decrease of $7.2 million and $0.1 million in 2023 and 2022, respectively, recorded directly in equity.

Based upon a review of historical earnings and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes the valuation allowances provided are appropriate. As of December 31, 2023, the Company had gross net operating loss carryforwards in U.S. state jurisdictions of $16.4 million and non-U.S. jurisdictions of $94.7 million.
The following is a reconciliation of total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between the Company's tax return positions and the benefits recognized in the consolidated financial statements for the years ended December 31, 2023, 2022 and 2021. Approximately $3.8 million, $5.4 million and $8.2 million of these amounts as of December 31, 2023, 2022 and 2021, respectively, relate to permanent items that, if recognized, would impact the reported income tax rate.

	2023	2022	2021
Balance at January 1	$5.4	$8.2	$10.8
Additions based on tax positions related to the current year	0.4	0.4	0.7
Additions (reductions) for tax positions of prior years	(0.1)	0.2	1.2
Reductions due to settlements with taxing authorities and the lapse of the applicable statute of limitations	(1.9)	(3.1)	(4.3)
Other changes in unrecognized tax benefits including foreign currency translation adjustments	—	(0.3)	(0.2)
Balance at December 31	$3.8	$5.4	$8.2
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recorded a net decrease of $1.4 million, $2.2 million and $2.1 million during 2023, 2022 and 2021, respectively, in interest and penalties. As a result of foreign currency translation into U.S. dollars, the total amount of interest and penalties decreased by $0.3 million during 2022, and increased by $0.2 million during 2021. There was no foreign currency translation impact in 2023. The total amount of interest and penalties accrued was $0.9 million, $2.3 million and $4.8 million as of December 31, 2023, 2022 and 2021, respectively.
The Company expects the amount of unrecognized tax benefits will change within the next twelve months; however, the change is not expected to have a significant effect on the Company's financial position or results of operations. It is reasonably possible the Company will record unrecognized tax benefits, including interest and penalties, within the next twelve months up to $1.4 million resulting from the possible expiration of certain statutes of limitation and settlement of audits. If recognized, the previously unrecognized tax benefits will be recorded as discrete tax benefits in the interim period in which the items are effectively settled.
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
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The examination of U.S. federal tax returns for all years prior to 2020 have been settled with the Internal Revenue Service or otherwise have essentially closed under the applicable statute of limitations. However, the Company has filed a protective claim for 2017 in order to preserve its right to a future refund pending the favorable resolution of a U.S. Supreme Court decision. The Company is routinely under examination in various state and non-U.S. jurisdictions and in most cases the statute of limitations has not been extended. The Company believes these examinations are routine in nature and are not expected to result in any material tax assessments.

NOTE 7—Reclassifications from OCI

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Details about OCI Components	Amount Reclassified from OCI			Affected Line Item in the Statement Where Net Income Is Presented
	2023	2022	2021
Gain (loss) on cash flow hedges:
Interest rate contracts	$6.3	$1.2	$3.2	Interest expense
Foreign exchange contracts	(37.3)	(34.7)	2.6	Cost of sales
Total before tax	(31.0)	(33.5)	5.8	Income (loss) before income taxes
Tax expense (benefit)	0.1	(0.8)	(0.1)	Income tax provision
Net of tax	$(30.9)	$(34.3)	$5.7	Net income (loss)
Amortization of defined benefit pension items:
Actuarial loss	$(2.8)	$(4.7)	$(5.4)	Other, net
Prior service (cost) credit	(0.1)	(0.1)	(0.1)	Other, net
Total before tax	(2.9)	(4.8)	(5.5)	Income (loss) before income taxes
Tax expense (benefit)	(0.1)	—	(0.1)	Income tax provision
Net of tax	$(3.0)	$(4.8)	$(5.6)	Net income (loss)
Total reclassifications for the period	$(33.9)	$(39.1)	$0.1

NOTE 8—Financial Instruments and Derivative Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding finance leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At December 31, 2023, the total carrying value and total fair value of revolving credit agreements and long-term debt, excluding finance leases, was $466.7 million and $464.0 million, respectively. At December 31, 2022, the total carrying value and total fair value of revolving credit agreements and long-term debt, excluding finance leases, was $523.3 million and $501.1 million, respectively.
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
The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company's interest rate swap agreements and the associated variable rate financings are predominately based upon the one-month SOFR. Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the consolidated statements of operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense.
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
Foreign Currency Derivatives:  The Company held forward foreign currency exchange contracts with a total notional amount of $0.9 billion at December 31, 2023, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, British pounds, Swedish kroner, Mexican pesos and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $0.8 billion at December 31, 2022, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, British pounds, Mexican pesos, Swedish kroner and Australian dollars. The fair value of these contracts approximated a net liability of $12.2 million and $43.5 million at December 31, 2023 and 2022, respectively.
For the years ended December 31, 2023 and 2022, there was no material ineffectiveness of forward foreign currency exchange contracts that qualify for hedge accounting. Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2023, $20.6 million of the amount of net deferred loss included in OCI at December 31, 2023 is expected to be reclassified as expense into the Consolidated Statements of Operations over the next twelve months, as the transactions occur.
Interest Rate Derivatives: The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at December 31, 2023 and 2022:

Notional Amount		Average Fixed Rate
December 31	December 31	December 31	December 31
2023	2022	2023	2022	Term at December 31, 2023
$180.0	$180.0	1.65%	1.68%	Extending to May 2027
7.5	22.4	0.51%	0.18%	Extending to May 2027
The fair value of all interest rate swap agreements was a net asset of $11.9 million and $16.1 million at December 31, 2023 and 2022, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2023, $6.0 million of the net deferred gain included in OCI is expected to be reclassified as income in the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2023	2022	Balance sheet location	2023	2022
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$5.6	$5.9	Prepaid expenses and other	$—	$—
Long-term	Other non-current assets	6.3	10.2	Other non-current assets	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	1.2	—	Prepaid expenses and other	1.4	—
	Other current liabilities	7.2	2.6	Other current liabilities	22.2	32.1
Long-Term	Other non-current assets	2.7	0.7	Other non-current assets	0.5	0.3
	Other long-term liabilities	—	1.0	Other long-term liabilities	0.4	17.3
Total derivatives designated as hedging instruments		$23.0	$20.4		$24.5	$49.7
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	$1.1	$—	Prepaid expenses and other	$0.6	$—
	Other current liabilities	2.3	4.9	Other current liabilities	1.6	3.0
Total derivatives not designated as hedging instruments		$3.4	$4.9		$2.2	$3.0
Total derivatives		$26.4	$25.3		$26.7	$52.7

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty at December 31, 2023 and 2022 as recorded in the Consolidated Balance Sheets:

	Derivative Assets as of December 31, 2023				Derivative Liabilities as of December 31, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$11.9	$—	$11.9	$11.9	$—	$—	$—	$—
Foreign currency exchange contracts	2.5	(2.5)	—	—	14.7	(2.5)	12.2	12.2
Total derivatives	$14.4	$(2.5)	$11.9	$11.9	$14.7	$(2.5)	$12.2	$12.2

	Derivative Assets as of December 31, 2022				Derivative Liabilities as of December 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$16.1	$—	$16.1	$16.1	$—	$—	$—	$—
Foreign currency exchange contracts	0.4	(0.4)	—	—	43.9	(0.4)	43.5	43.5
Total derivatives	$16.5	$(0.4)	$16.1	$16.1	$43.9	$(0.4)	$43.5	$43.5

The following table summarizes the pre-tax impact of derivative instruments for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	2023	2022	2021		2023	2022	2021
Cash Flow Hedges
Interest rate swap agreements	$1.9	$21.9	$5.8	Interest expense	$6.3	$1.2	$3.2
Foreign currency exchange contracts	(4.3)	(61.2)	(45.6)	Cost of sales	(37.3)	(34.7)	2.6
	$(2.4)	$(39.3)	$(39.8)		$(31.0)	$(33.5)	$5.8

Derivatives Not Designated as Hedging Instruments				Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
					2023	2022	2021
Cash flow hedges
Foreign currency exchange contracts				Cost of sales	$(4.3)	$(32.5)	$(6.9)
Total					$(4.3)	$(32.5)	$(6.9)

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

During 2022 and 2021, the Company recognized a settlement loss of $1.8 million and $1.1 million, respectively, resulting from lump-sum distributions exceeding the total projected interest cost for the plan year for its U.S. pension plan.
The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2023	2022	2021
United States Plans
Weighted average discount rates	5.03%	5.36%	2.58%
Expected long-term rate of return on assets	5.50%	5.50%	5.50%
Cash balance interest crediting rate	3.50%-5.73%	1.39%-3.50%	3.50%
Non-U.S. Plans
Weighted average discount rates	3.08%-4.50%	3.60%-4.80%	1.00%-1.30%
Rate of increase in compensation levels	2.60%-3.00%	2.80%-3.00%	2.45%-2.50%
Expected long-term rate of return on assets	3.30%-4.50%	3.60%-4.50%	1.00%-4.50%
Each year, the assumptions used to calculate the benefit obligation are used to calculate the net periodic pension expense for the following year.

Set forth below is a detail of the net periodic pension expense for the defined benefit plans for the years ended December 31:

	2023	2022	2021
United States Plans
Interest cost	$2.5	$1.9	$1.5
Expected return on plan assets	(2.5)	(3.3)	(4.5)
Amortization of actuarial loss	2.1	1.9	2.0
Settlements	—	1.8	1.1
Net periodic pension expense	$2.1	$2.3	$0.1
Non-U.S. Plans
Service cost	$—	$0.2	$0.3
Interest cost	5.4	3.1	2.6
Expected return on plan assets	(7.4)	(7.4)	(10.5)
Amortization of actuarial loss	0.7	2.8	3.5
Amortization of prior service cost	0.1	0.1	0.1
Net periodic pension benefit	$(1.2)	$(1.2)	$(4.0)
Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31:

	2023	2022	2021
United States Plans
Current year actuarial (gain) loss	$(1.2)	$4.5	$0.2
Amortization of actuarial loss	(2.1)	(1.9)	(2.0)
Settlements	—	(1.8)	(1.1)
Total recognized in other comprehensive income (loss)	$(3.3)	$0.8	$(2.9)
Non-U.S. Plans
Current year actuarial (gain) loss	$(0.2)	$1.0	$(8.9)
Amortization of actuarial loss	(0.7)	(2.8)	(3.5)
Amortization of prior service cost	(0.1)	(0.1)	(0.1)
Total recognized in other comprehensive income (loss)	$(1.0)	$(1.9)	$(12.5)
The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2023		2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Projected benefit obligation at beginning of year	$50.1	$117.0	$67.5	$197.8
Service cost	—	—	—	0.2
Interest cost	2.5	5.4	1.9	3.1
Actuarial (gain) loss	1.0	3.1	(12.3)	(58.8)
Benefits paid	(5.3)	(6.5)	(4.4)	(7.0)
Employee contributions	—	0.1	—	0.1
Lump sum payments	—	—	(2.6)	—
Foreign currency exchange rate changes	—	6.9	—	(18.4)
Projected benefit obligation at end of year	$48.3	$126.0	$50.1	$117.0
Accumulated benefit obligation at end of year	$48.3	$124.0	$50.1	$116.6

	2023		2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in plan assets
Fair value of plan assets at beginning of year	$48.5	$126.3	$69.0	$202.7
Actual return on plan assets	4.7	10.7	(13.5)	(52.1)
Employer contributions	—	0.5	—	2.4
Employee contributions	—	0.1	—	0.1
Benefits paid	(5.3)	(6.5)	(4.4)	(7.0)
Settlements	—	—	(2.6)	—
Foreign currency exchange rate changes	—	7.9	—	(19.8)
Fair value of plan assets at end of year	$47.9	$139.0	$48.5	$126.3
Funded status at end of year	$(0.4)	$13.0	$(1.6)	$9.3
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$—	$15.6	$—	$11.9
Noncurrent liabilities	(0.4)	(2.6)	(1.6)	(2.6)
	$(0.4)	$13.0	$(1.6)	$9.3
Components of accumulated other comprehensive income (loss) consist of:
Actuarial loss	$29.2	$55.5	$32.6	$56.5
Prior service cost	—	1.4	—	1.4
Deferred taxes	(8.3)	(13.2)	(8.3)	(13.0)
Foreign currency translation adjustment	—	2.5	—	2.3
	$20.9	$46.2	$24.3	$47.2
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
In 2024, the Company expects to contribute $0.2 million to its non-U.S. pension plans. The Company does not expect to contribute to its U.S. pension plan in 2024.
Pension benefit payments are made from assets of the pension plans. Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plans	Non-U.S. Plans
2024	$5.7	$6.9
2025	5.2	7.0
2026	4.8	7.3
2027	4.5	7.4
2028	4.2	7.7
2027 - 2031	17.8	44.4
	$42.2	$80.7
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

The following is the actual allocation percentage and target allocation percentage for the Company's U.S. pension plan assets at December 31:

	2023 Actual Allocation	2022 Actual Allocation	Target Allocation
U.S. equity securities	27.7%	27.8%	25%
Non-U.S. equity securities	11.9%	11.9%	15%
Fixed income securities	59.6%	59.5%	60%
Money market	0.8%	0.8%	—%

The following is the actual allocation percentage and target allocation percentage for the Company's U.K. pension plan assets at December 31:

	2023 Actual Allocation	2022 Actual Allocation	Target Allocation
U.K. equity securities	1.7%	3.7%	2%
Non-U.K. equity securities	18.3%	36.3%	18%
Fixed income securities	79.6%	59.3%	80%
Money market	0.4%	0.7%	—%
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

Following are the values as of December 31:

	Level 1		Level 2
	2023	2022	2023	2022
U.S. equity securities	$13.3	$13.4	$8.8	$14.8
U.K. equity securities	—	—	2.2	4.3
Non-U.S., non-U.K. equity securities	5.7	5.8	14.3	27.4
Fixed income securities	28.5	28.9	113.2	79.0
Money market	0.4	0.4	0.5	0.8
Total	$47.9	$48.5	$139.0	$126.3
Defined Contribution Plans: The Company has defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. The Company generally matches employee contributions based on plan provisions. In addition, in the United States and United Kingdom, the Company has defined contribution retirement plans whereby the contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $33.5 million, $21.0 million and $17.1 million in 2023, 2022 and 2021, respectively.

NOTE 10—Inventories
Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At December 31, 2023 and 2022, 49% and 52%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts for the lift truck business in the United States. The FIFO method is used with respect to all other inventories.
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
During 2021, Nuvera reduced its inventory by $16.1 million to its estimated net realizable value during 2021, which is recorded in “Cost of Sales” in the Consolidated Statements of Operations. Refer to Note 11 for further discussion of the factors related to this adjustment.
Inventories are summarized as follows:

	December 31
	2023	2022
Finished goods and service parts	$395.9	$335.8
Work in process	39.2	36.0
Raw materials	471.5	522.1
Total manufactured inventories	906.6	893.9
LIFO reserve	(90.9)	(94.4)
Total inventory	$815.7	$799.5

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

Property, plant and equipment, net includes the following:

	December 31
	2023	2022
Land and land improvements	$32.2	$32.2
Plant and equipment	908.3	858.0
Property, plant and equipment, at cost	940.5	890.2
Allowances for depreciation and amortization	(626.6)	(580.2)
	$313.9	$310.0
Total depreciation and amortization expense on property, plant and equipment was $40.8 million, $38.9 million and $40.8 million during 2023, 2022, and 2021, respectively.

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

The annual testing for impairment was conducted as of May 1, 2023. The fair value of each reporting unit was in excess of its carrying value and thus, no impairment exists.

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

The following table summarizes goodwill by segment as of December 31, 2023 and 2022:

	Carrying Amount of Goodwill
	Americas	EMEA	Bolzoni	Total
Balance at January 1, 2022	$1.7	$1.0	$53.8	$56.5
Disposals	—	—	(1.7)	(1.7)
Foreign currency translation	—	—	(3.5)	(3.5)
Balance at December 31, 2022	$1.7	$1.0	$48.6	$51.3
Foreign currency translation	—	—	2.0	2.0
Balance at December 31, 2023	$1.7	$1.0	$50.6	$53.3

The Company has indefinite-lived intangible assets for the Bolzoni trademarks. Fair values used in testing for potential impairment of the trademarks are calculated by applying an estimated market value royalty rate to the forecasted revenues of the businesses that utilize those assets. The assumed cash flows from this calculation are discounted using Bolzoni’s weighted average cost of capital. The Company completed the annual testing of impairment as of May 1, 2023. The fair value of the indefinite-lived intangible assets was in excess of its carrying value and thus, no impairment existed.

The following table summarizes intangible assets, other than goodwill, recorded in the consolidated balance sheets:

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Balance
Intangible assets not subject to amortization
Trademarks	$16.7	$—	$16.7
Intangible assets subject to amortization
Customer and contractual relationships	37.2	(22.4)	14.8
Patents and technology	20.1	(15.7)	4.4
Trademarks	5.3	(1.9)	3.4
Total	$79.3	$(40.0)	$39.3

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Balance
Intangible assets not subject to amortization
Trademarks	$16.0	$—	$16.0
Intangible assets subject to amortization
Customer and contractual relationships	36.6	(19.9)	16.7
Patents and technology	19.6	(13.3)	6.3
Trademarks	5.4	(1.7)	3.7
Total	$77.6	$(34.9)	$42.7

Amortization expense for intangible assets, which is recognized on a straight-line basis over the estimated useful life of the related asset, was $4.3 million and $4.5 million in 2023 and 2022, respectively. Expected annual amortization expense of other intangible assets, based upon December 31, 2023 U.S. dollar values, for the next five years is as follows: $3.9 million in 2024, $3.4 million in 2025, $3.1 million in 2026, $2.2 million in 2027 and $2.2 million in 2028. The weighted-average amortization period for intangible assets is as follows:

Intangible assets subject to amortization	Weighted-Average Useful Lives (Years)
Customer relationships	10
Patents and technology	3
Trademarks	13

NOTE 13—Current and Long-Term Financing
The following table summarizes available and outstanding borrowings:

	December 31
	2023	2022
Total outstanding borrowings:
Revolving credit agreements	$83.3	$137.1
Term loan, net	216.1	217.5
Other debt	167.3	168.7
Finance lease obligations	27.3	29.6
Total debt outstanding	$494.0	$552.9
Plus: discount on term loan and unamortized deferred financing fees	3.3	4.1
Total debt outstanding, gross	$497.3	$557.0
Current portion of borrowings outstanding	$252.7	$285.9
Long-term portion of borrowings outstanding	$241.3	$267.0
Total available borrowings, net of limitations, under revolving credit agreements	$353.0	$320.0
Unused revolving credit agreements	$269.7	$182.9
Weighted average stated interest rate on total borrowings	7.4%	6.5%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements)	6.8%	5.9%
Annual maturities of total debt, excluding finance leases, are as follows:

2024	$239.8
2025	12.2
2026	4.7
2027	2.9
2028	210.4
Thereafter	—
$470.0
Interest paid on total debt was $36.4 million, $26.6 million and $14.5 million during 2023, 2022 and 2021, respectively.

The Company has a $320.8 million secured, floating-rate revolving credit facility (the "Facility") that expires in June 2026 and a $225.0 million term loan (the "Term Loan"), which matures in May 2028.

On May 25, 2023, the Company entered into an amendment of the Facility. As a result of the amendment, among other items, (i) a tranche of revolving loans with aggregate commitments of $25.0 million (the "FILO Commitments") was established under the Facility and (ii) the benchmark interest rate for U.S. dollar-denominated borrowings under the Facility changed from LIBOR to Term SOFR, each as defined in the Facility.

The FILO Commitments will terminate on May 1, 2024 unless otherwise terminated prior to such date by the Company in accordance with the terms of the Facility. Commencing December 1, 2023, the FILO Commitments amortize on a monthly basis in the amount of $4.2 million per month. Loans under the FILO Commitments ("FILO Loans") bear interest at a floating rate, which can be a base rate or Term SOFR, plus an applicable margin. The applicable margins for FILO Loans are 2.25% for base rate loans and 3.25% for Term SOFR loans. Subsequent to the amendment, existing U.S. Loans (as defined in the Facility) were reallocated to the FILO Commitment. As a result of such reallocation, the FILO Commitment was fully utilized as of the closing of such amendment.

After giving effect to the amendment, the Facility consists of a domestic revolving credit facility in the amount of $210.0 million, a foreign revolving credit facility in the amount of $90.0 million and the FILO Commitments in the original amount of $25.0 million, which was $20.8 million at December 31, 2023 after giving effect to amortization.

The Facility can be increased up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders. The obligations under the Facility are generally secured by a first priority lien on working capital assets of the borrowers and guarantors in the Facility, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property. The approximate book value of assets held as collateral under the Facility was $1.2 billion as of December 31, 2023.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At December 31, 2023, the Company was in compliance with the covenants in the Facility.

Key terms of the Facility as of December 31, 2023 were as follows:

		FACILITY
U.S. borrowing capacity		$230.8
Non-U.S. borrowing capacity		90.0
Outstanding		78.1
Availability restrictions		6.7
Availability		$236.0

	FILO LOANS	LOANS OTHER THAN FILO LOANS
Applicable margins, as defined in agreement
U.S. base rate loans	2.25%	0.25% to 0.75%
SOFR, EURIBOR and non-U.S. base rate loans	3.25%	1.25% to 1.75%
SOFR adjustment, as defined in agreement	0.10%	0.10%
Applicable margins, for amounts outstanding
U.S. base rate loans	—	0.50%
SOFR loans	3.25%	1.50%
Non-U.S. base rate loans	—	1.50%
Applicable interest rate, for amounts outstanding
U.S. base rate	—	9.00%
SOFR	8.69%	6.95%
Facility fee, per annum on unused commitment	—	0.25%

The Term Loan was amended in the second quarter of 2023 for the purpose of changing the benchmark interest rate for borrowings under the Term Loan from LIBOR to Term SOFR, each as defined in the Term Loan.
The Term Loan requires quarterly principal payments on the last day of each March, June, September and December, which commenced September 30, 2021, in an amount equal to $562,500 and the final principal repayment is due in May 2028. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan.
The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, U.S. material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on U.S. working capital assets of the borrowers and guarantors of the Term Loan, which includes, but is not limited to cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Term Loan was $780 million as of December 31, 2023.
In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. At December 31, 2023, the Company was in compliance with the covenants in the Term Loan.

Key terms of the Term Loan as of December 31, 2023 were as follows:

TERM LOAN
Outstanding	$219.4
Discounts and unamortized deferred financing fees	3.3
Net amount outstanding	$216.1
Applicable margins, as defined in agreement
U.S. base rate loans	2.50%
SOFR	3.50%
SOFR adjustment, as defined in the agreement	0.11%
SOFR floor	0.50%
Applicable interest rate, for amounts outstanding	8.97%
The Company incurred fees of $0.8 million and $7.6 million in 2023 and 2021, respectively. These fees related to amending the Facility and the Term Loan. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements. No fees were incurred in 2022. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.
The Company had other debt outstanding, excluding finance leases, of approximately $172.5 million at December 31, 2023. In addition to the excess availability under the Facility of $236.0 million, the Company had remaining availability of $33.7 million related to other non-U.S. revolving credit agreements.

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

As of December 31, 2023 and 2022, the Company had the following amounts recorded on the Company's Consolidated Balance Sheets:

	Location on Balance Sheet	December 31, 2023	December 31, 2022
Assets
Operating lease assets	Other non-current assets	$75.1	$57.2
Finance lease assets	Property, plant and equipment, net	39.5	37.0
Total		$114.6	$94.2
Liabilities
Current
Operating lease liabilities	Other current liabilities	15.9	14.4
Finance lease liabilities	Current maturities of long-term debt	13.7	12.8
Long-term
Operating lease liabilities	Other long-term liabilities	62.0	45.9
Finance lease liabilities	Long-term debt	13.6	16.8
Total		$105.2	$89.9

Finance lease assets are recorded net of accumulated amortization of $32.5 million and $22.1 million as of December 31, 2023 and 2022, respectively. Amortization of plant and equipment under finance leases is included in depreciation expense. Finance lease obligations of $11.1 million, $12.1 million and $12.4 million were incurred in connection with lease agreements to acquire machinery and equipment during 2023, 2022 and 2021, respectively. In addition, leases with HYGFS included in the Consolidated Balance Sheet at December 31, 2023 and 2022, include $13.1 million and $10.9 million of ROU assets and $13.2 million and $11.0 million of lease liabilities.

As of December 31, 2023, the Company had the following remaining lease term and weighted average discount rates:

	Operating Leases	Finance Leases
Weighted-average remaining lease term in years	6.77	2.36
Weighted-average discount rate	5.80%	2.48%
For the December 31, 2023, the Company recorded the following amounts:

		Year Ended	Year Ended
	Location on Income Statement	December 31, 2023	December 31, 2022
Operating lease cost	Cost of sales	$7.7	$8.8
Operating lease cost	Selling, general and administrative expenses	14.8	20.2
Finance lease cost
Amortization of leased assets	Cost of sales	9.3	6.8
Interest on lease liabilities	Interest expense	1.5	0.6
Sublease income	Revenues	(7.8)	(8.7)
Total		$25.5	$27.7
The Company recognizes sublease income primarily related to lift trucks in which the Company records revenues over the term of the lease in accordance with the rental agreements with its customers. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of December 31, 2023 were $28.4 million.

For the year ended December 31, 2023, the Company recorded the following amounts:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Cash paid for lease liabilities
Operating cash flows from operating leases	$20.1	$22.8
Operating cash flows from finance leases	1.5	0.6
Financing cash flows from finance leases	14.6	7.0
Non-cash amounts related to right-of-use assets obtained in exchange for lease obligations
Operating	$48.1	$22.3
Finance	9.6	8.4

Annual maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases	Total
2024	$19.7	$14.8	$34.5
2025	15.4	8.8	24.2
2026	13.6	2.9	16.5
2027	12.3	0.9	13.2
2028	9.1	0.2	9.3
Thereafter	23.5	—	23.5
	93.6	27.6	121.2
Less: Interest	(15.7)	(0.3)	(16.0)
Net	$77.9	$27.3	$105.2

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

	2023	2022
Balance at January 1	$56.7	$64.7
Current year warranty expense	45.1	28.7
Change in estimate related to pre-existing warranties	(7.6)	(6.1)
Payments made	(26.9)	(29.7)
Foreign currency effect	0.8	(0.9)
Balance at December 31	$68.1	$56.7

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

NOTE 17—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at December 31, 2023 and 2022 were $162.4 million and $133.2 million, respectively. As of December 31, 2023, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at December 31, 2023 was approximately $217.8 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of December 31, 2023, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $33.2 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $13.7 million as of December 31, 2023. The $33.2 million is included in the $162.4 million of total amounts subject to recourse or repurchase obligations at December 31, 2023.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At December 31, 2023, approximately $152.6 million of the Company's total recourse or repurchase obligations of $162.4 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At December 31, 2023, loans from WF to HYGFS totaled $1.3 billion. Although the Company’s contractual guarantee was $263.1 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $152.6 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $236.5 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $306.3 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

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
Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt financing to dealers and lease financing to both dealers and customers. HYGFS’ total purchases of Hyster® and Yale® lift trucks from dealers, and directly from the Company such that HYGFS could provide retail lease financing to customers for the years ended December 31, 2023, 2022 and 2021 were $527.5 million, $449.8 million and $346.1 million, respectively. Of these amounts, $78.9 million, $75.6 million and $66.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, were invoiced directly from the Company to HYGFS so that the customer could obtain operating lease financing from HYGFS. Amounts receivable from HYGFS were $14.2 million and $5.4 million at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, the Company had $14.6 million and $14.3 million, respectively, of notes payable to HYGFS for advance funding of inventory that will be financed by HYGFS upon sale. The Company provides recourse for certain financing provided by HYGFS to its dealers and customers. In addition, the Company also provides a guarantee to WF for their portion of HYGFS' debt. Refer to Note 17 for additional details relating to the guarantees provided to WF.
In addition to providing financing to dealers, HYGFS provides operating lease financing to the Company. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain customers whereby the Company sells lift trucks to HYGFS, leases these lift trucks back under an operating lease agreement and then subleases those lift trucks to customers under an operating lease agreement. Total obligations to HYGFS under the operating lease agreements were $17.2 million and $14.3 million at December 31, 2023 and 2022, respectively. In addition, the Company provides certain subsidies to its dealers that are paid directly to HYGFS. Total subsidies were $9.2 million, $4.5 million and $2.5 million for 2023, 2022 and 2021, respectively.

The Company provides certain services to HYGFS for which it receives compensation under the terms of the joint venture agreement. The services consist primarily of administrative functions and remarketing services. Total income recorded by the Company related to these services was $5.8 million in 2023, $5.4 million in 2022 and $5.2 million in 2021.

The Company has a 50% ownership interest in SN, a limited liability company that was formed primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®- branded lift trucks and related components and service parts outside of Japan. The Company purchases products from SN under agreed-upon terms. The Company’s ownership in SN is also accounted for using the equity method of accounting and is included in the JAPIC segment. The Company purchases products from SN under normal trade terms based on current market prices. In 2023, 2022 and 2021, purchases from SN were $23.7 million, $40.4 million and $38.6 million, respectively. Amounts payable to SN at December 31, 2023 and 2022 were $6.7 million and $21.6 million, respectively.
The Company recognized income of $0.4 million, $0.3 million and $0.4 million from SN for use of technology developed by the Company which is included in “Revenues” in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, respectively.
Summarized unaudited financial information for equity investments is as follows:

	2023	2022	2021
Statement of Operations
Revenues	$411.5	$428.8	$418.0
Gross profit	$160.6	$169.9	$163.4
Income from continuing operations	$56.7	$56.3	$50.0
Net income	$56.7	$56.3	$50.0
Balance Sheet
Current assets	$103.7	$128.6
Non-current assets	$1,626.1	$1,498.5
Current liabilities	$120.7	$138.8
Non-current liabilities	$1,430.4	$1,307.6
The Company's equity investments in unconsolidated affiliates are included in “Investment in Unconsolidated Affiliates” in the Consolidated Balance Sheets as follows:

	December 31, 2023	December 31, 2022
HYGFS	$22.2	$21.8
SN	33.4	36.0
Bolzoni investments	0.4	0.4
Dividends received from unconsolidated affiliates for the year ended December 31, are summarized below:

	2023	2022	2021
HYGFS	$10.5	$14.9	$5.1
SN	—	0.7	0.4
	$10.5	$15.6	$5.5
During the first quarter of 2021, the Company sold its investment in preferred shares of a third party, OneH2, Inc. ("OneH2"), Inc. for $15.7 million, including accrued dividends, and recognized a gain of $4.6 million. The gain on the sale of the investment is included on the line "Other, net" in the "Other (income) expense" section of the Consolidated Statements of Operations. The Company's investment was $0.8 million at each of December 31, 2023 and December 31, 2022.

During the fourth quarter of 2023, the Company sold its equity investment in a third party for $1.1 million which is included on the line "Proceeds from the sale of investments" in the Consolidated Statements of Cash Flows for the year ended December 31, 2023. The Company's investment as of December 31, 2022 was $0.5 million. Any gain or loss on the investment prior to the sale is included on the line "Other, net" in the "Other (income) expense" section of the Consolidated Statements of Operations for the years ended December 31, as follows:

	2023	2022	2021
Gain (loss) on equity investment	$0.5	$(1.0)	$(0.2)

NOTE 19—Maximal Equity Transfer Agreement

During 2021, the Company signed an Equity Transfer Agreement ("ETA") with Y-C Hongkong Holding Co., Limited (“HK Holding Co”). In June 2022, the Company purchased 15% of the equity interest of Hyster-Yale Maximal from HK Holding Co for an aggregate purchase price of $25.2 million, which will be paid in annual installments of $8.4 million beginning in June 2022 through June 2024. The Company has an option to purchase HK Holding Co's remaining 10% interest in Hyster-Yale Maximal at any time prior to June 8, 2056 for $16.8 million. If this option is exercised, the Company will own 100% of the equity interest of Hyster-Yale Maximal. As of December 31, 2023, the Company owned a 90% majority interest in Hyster-Yale Maximal.

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