Form 10-Q
period 2024-03-31
HYSTER-YALE MATERIALS HANDLING, INC.
filed 2024-05-07
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at May 3, 2024: 14,029,697
Number of shares of Class B Common Stock outstanding at May 3, 2024: 3,465,329

HYSTER-YALE MATERIALS HANDLING, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2024	DECEMBER 31 2023
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$62.2	$78.8
Accounts receivable, net	520.5	497.5
Inventories, net	841.9	815.7
Prepaid expenses and other	101.4	98.1
Total Current Assets	1,526.0	1,490.1
Property, Plant and Equipment, Net	311.9	313.9
Intangible Assets, Net	37.3	39.3
Goodwill	52.0	53.3
Deferred Income Taxes	3.0	3.0
Investments in Unconsolidated Affiliates	52.1	56.8
Other Non-current Assets	136.1	122.7
Total Assets	$2,118.4	$2,079.1
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$565.9	$523.5
Accounts payable, affiliates	6.9	6.7
Revolving credit facilities	69.8	83.3
Short-term debt and current maturities of long-term debt	165.3	169.4
Accrued payroll	51.6	87.4
Deferred revenue	71.1	77.9
Other current liabilities	290.1	270.4
Total Current Liabilities	1,220.7	1,218.6
Long-term Debt	239.7	241.3
Self-insurance Liabilities	45.9	51.1
Pension Obligations	4.7	5.2
Deferred Income Taxes	12.3	12.7
Other Long-term Liabilities	165.8	143.4
Total Liabilities	1,689.1	1,672.3
Temporary Equity
Redeemable Noncontrolling Interest	14.9	14.8
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 14,021,432 shares outstanding (2023 - 13,715,755 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,467,379 shares outstanding (2023 - 3,469,875 shares outstanding)	0.1	0.1
Capital in excess of par value	336.9	327.7
Treasury stock	(9.1)	—
Retained earnings	302.1	256.3
Accumulated other comprehensive loss	(218.0)	(194.3)
Total Stockholders' Equity	412.1	389.9
Noncontrolling Interests	2.3	2.1
Total Permanent Equity	414.4	392.0
Total Liabilities and Equity	$2,118.4	$2,079.1

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2024	2023
	(In millions, except per share data)
Revenues	$1,056.5	$999.3
Cost of sales	820.8	824.9
Gross Profit	235.7	174.4
Operating Expenses
Selling, general and administrative expenses	151.9	131.8
Operating Profit	83.8	42.6
Other (income) expense
Interest expense	8.9	10.2
Income from unconsolidated affiliates	(1.0)	(1.8)
Other, net	(1.0)	(1.7)
	6.9	6.7
Income Before Income Taxes	76.9	35.9
Income tax expense	25.1	8.7
Net Income	51.8	27.2
Net income attributable to noncontrolling interests	(0.2)	(0.2)
Net income attributable to redeemable noncontrolling interests	0.1	(0.2)
Accrued dividend to redeemable noncontrolling interests	(0.2)	(0.2)
Net Income Attributable to Stockholders	$51.5	$26.6

Basic Earnings per Share	$2.97	$1.56
Diluted Earnings per Share	$2.93	$1.55

Dividends per Share	$0.3250	$0.3225

Basic Weighted Average Shares Outstanding	17.339	17.049
Diluted Weighted Average Shares Outstanding	17.592	17.214

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED
	MARCH 31
	2024	2023
	(In millions)
Net Income	$51.8	$27.2
Other comprehensive income (loss)
Foreign currency translation adjustment	(16.7)	11.6
Current period cash flow hedging activity, net of tax	(15.1)	1.4
Reclassification of hedging activities into earnings, net of tax	7.3	10.9
Reclassification of pension into earnings, net of tax	0.8	0.6
Comprehensive Income	$28.1	$51.7
Net income attributable to noncontrolling interests	(0.2)	(0.2)
Net (income) loss attributable to redeemable noncontrolling interests	0.1	(0.2)
Accrued dividend to redeemable noncontrolling interests	(0.2)	(0.2)
Foreign currency translation adjustment attributable to noncontrolling interests	—	(0.2)
Comprehensive Income Attributable to Stockholders	$27.8	$50.9

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2024	2023
	(In millions)
Operating Activities
Net income	$51.8	$27.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.7	11.2
Amortization of deferred financing fees	0.4	0.3
Deferred income taxes	(0.5)	(0.3)
Stock-based compensation	9.2	4.9
Dividends from unconsolidated affiliates	4.4	5.7
Other	4.1	2.8
Changes in assets and liabilities:
Accounts receivable	(28.2)	(12.7)
Inventories	(37.6)	(48.1)
Other current assets	(7.7)	(7.4)
Accounts payable	45.3	16.2
Other liabilities	(30.5)	9.2
Net cash provided by operating activities	22.4	9.0
Investing Activities
Expenditures for property, plant and equipment	(7.5)	(3.3)
Proceeds from the sale of assets	0.5	0.4
Proceeds from the sale of business	—	1.1
Purchase of noncontrolling interest	—	(3.2)
Net cash used for investing activities	(7.0)	(5.0)
Financing Activities
Additions to debt	47.2	40.3
Reductions of debt	(50.1)	(38.9)
Net change to revolving credit agreements	(12.8)	1.8
Cash dividends paid	(5.7)	(5.6)
Purchase of treasury stock	(9.1)	(0.1)
Net cash used for financing activities	(30.5)	(2.5)
Effect of exchange rate changes on cash	(1.5)	4.1
Cash and Cash Equivalents
Increase (decrease) for the period	(16.6)	5.6
Balance at the beginning of the period	78.8	59.0
Balance at the end of the period	$62.2	$64.6

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY AND PERMANENT EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, December 31, 2022	$14.2	$0.1	$0.1	$—	$297.7	$152.7	$(137.0)	$(37.7)	$(71.5)	$204.4	$6.5	$210.9
Stock-based compensation	—	—	—	—	4.9	—	—	—	—	4.9	—	4.9
Stock issued under stock compensation plans	—	—	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Net income	0.2	—	—	—	—	26.6	—	—	—	26.6	0.2	26.8
Cash dividends	—	—	—	—	—	(5.6)	—	—	—	(5.6)	—	(5.6)
Accrued dividends	0.2	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive loss	—	—	—	—	—	—	11.6	1.4	—	13.0	—	13.0
Reclassification adjustment to net income	—	—	—	—	—	—	—	10.9	0.6	11.5	—	11.5
Purchase of noncontrolling interest	—	—	—	—	0.8	—	—	—	—	0.8	(4.0)	(3.2)
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(0.7)	(0.7)
Foreign currency translation on noncontrolling interest	0.1	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, March 31, 2023	$14.7	$0.1	$0.1	$(0.1)	$303.4	$173.7	$(125.4)	$(25.4)	$(70.9)	$255.5	$2.1	$257.6

Balance, December 31, 2023	$14.8	$0.1	$0.1	$—	$327.7	$256.3	$(118.3)	$(9.0)	$(67.0)	$389.9	$2.1	$392.0
Stock-based compensation	—	—	—	—	9.2	—	—	—	—	9.2	—	9.2
Stock issued under stock compensation plans	—	—	—	—	(9.1)	—	—	—	—	(9.1)	—	(9.1)
Purchase of treasury stock	—	—	—	(9.1)	9.1	—	—	—	—	—	—	—
Net income (loss)	(0.1)	—	—	—	—	51.5	—	—	—	51.5	0.2	51.7
Cash dividends	—	—	—	—	—	(5.7)	—	—	—	(5.7)	—	(5.7)
Accrued dividends	0.2	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive loss	—	—	—	—	—	—	(16.7)	(15.1)	—	(31.8)	—	(31.8)
Reclassification adjustment to net income	—	—	—	—	—	—	—	7.3	0.8	8.1	—	8.1
Balance, March 31, 2024	$14.9	$0.1	$0.1	$(9.1)	$336.9	$302.1	$(135.0)	$(16.8)	$(66.2)	$412.1	$2.3	$414.4

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
The Company, through its wholly owned operating subsidiary, Hyster-Yale Group, Inc. ("HYG"), designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, China, Mexico, the Netherlands, Brazil, the Philippines, Italy, Japan and Vietnam. As of March 31, 2024, the Company owned a 90% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal").

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2024 and the results of its operations and changes in equity for the three months ended March 31, 2024 and 2023, and the results of its cash flows for the three months ended March 31, 2024 and 2023 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

The accompanying unaudited condensed consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information or notes required by GAAP for complete financial statements.

Note 2—Recently Issued Accounting Standards
Adopted Accounting Pronouncements
In the first quarter of 2024, the Company did not adopt any recent accounting standard updates ("ASU") which had a material effect on the Company's financial position, results of operations, cash flows or related disclosures.
Recent Accounting Pronouncements
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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the three months ended March 31, 2024 and 2023.

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

	THREE MONTHS ENDED
	MARCH 31, 2024
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$431.9	$163.2	$32.7	$—	$—	$—	$627.8
Direct customer sales	129.8	1.6	—	—	—	—	131.4
Aftermarket sales	177.7	26.8	4.9	—	—	—	209.4
Other	30.3	7.8	0.1	96.2	0.5	(47.0)	87.9
Total Revenues	$769.7	$199.4	$37.7	$96.2	$0.5	$(47.0)	$1,056.5

	THREE MONTHS ENDED
	MARCH 31, 2023
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$364.1	$177.1	$40.8	$—	$—	$—	$582.0
Direct customer sales	122.5	2.5	—	—	—	—	125.0
Aftermarket sales	181.8	28.9	7.0	—	—	—	217.7
Other	17.5	6.4	0.1	98.6	1.6	(49.6)	74.6
Total Revenues	$685.9	$214.9	$47.9	$98.6	$1.6	$(49.6)	$999.3

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

Deferred Revenue
Balance, December 31, 2023	$92.5
Customer deposits and billings	13.5
Revenue recognized	(25.1)
Foreign currency effect	(0.2)
Balance, March 31, 2024	$80.7

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

Operating profit is the measure of segment profit or loss. Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED
	MARCH 31
	2024	2023
Revenues from external customers
Americas	$769.7	$685.9
EMEA	199.4	214.9
JAPIC	37.7	47.9
Lift truck business	1,006.8	948.7
Bolzoni	96.2	98.6
Nuvera	0.5	1.6
Eliminations	(47.0)	(49.6)
Total	$1,056.5	$999.3

Operating profit (loss)
Americas	$89.6	$47.5
EMEA	5.2	2.6
JAPIC	(5.5)	(2.3)
Lift truck business	89.3	47.8
Bolzoni	3.3	4.4
Nuvera	(9.4)	(9.8)
Eliminations	0.6	0.2
Total	$83.8	$42.6

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

A reconciliation of the U.S. federal statutory rate to the reported income tax rate is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2024	2023
Income before income taxes	$76.9	$35.9
Statutory taxes (21%)	$16.1	$7.5
Interim adjustment	0.2	(0.3)
Permanent adjustments:
Valuation allowance	5.3	(0.4)
Other	3.4	1.7
Discrete items	0.1	0.2
Income tax expense	$25.1	$8.7
Reported income tax rate	32.6%	24.2%

In 2024, the Company’s reported income tax rate for the current year differs from the U.S. federal statutory rate primarily as a result of recording an additional valuation allowance attributable to the capitalization of research and development expenses under current U.S. tax rules.

In 2023, the Company's reported income tax rate assumed that a significant portion of its net operating loss carryforwards would be utilized in 2023 along with the release of the associated valuation allowances. This release was offset by the capitalization of research and development expenses under U.S. tax rules for which a valuation allowance was provided. The net of these items is included in the valuation allowance line in the table above.

Note 6—Reclassifications from OCI

The following table summarizes reclassifications out of Accumulated Other Comprehensive Income ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

OCI Components	Amount Reclassified from OCI		Affected Line Item
	THREE MONTHS ENDED
	MARCH 31
	2024	2023
Gain (loss) on cash flow hedges:
Interest rate contracts	$1.9	$(1.2)	Interest expense
Foreign exchange contracts	(9.2)	(9.7)	Cost of sales
Total before tax	(7.3)	(10.9)	Income before income taxes
Tax (expense) benefit	—	—	Income tax expense
Net of tax	$(7.3)	$(10.9)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(0.8)	$(0.7)	Other, net
Total before tax	(0.8)	(0.7)	Income before income taxes
Tax (expense) benefit	—	0.1	Income tax expense
Net of tax	$(0.8)	$(0.6)	Net income
Total reclassifications for the period	$(8.1)	$(11.5)

Note 7—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding finance leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At March 31, 2024, the carrying value and fair value of revolving credit agreements and long-term debt, excluding finance leases, was $448.1 million and $447.3 million, respectively. At December 31, 2023, the carrying value and fair value of revolving credit agreements and long-term debt, excluding finance leases, was $466.7 million and $464.0 million, respectively.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $0.6 billion at March 31, 2024, primarily denominated in euros, Japanese yen, Chinese renminbi, U.S. dollars, British pounds, Swedish kroner, Mexican pesos, and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $0.9 billion at December 31, 2023, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, British pounds, Swedish kroner, Mexican pesos and Australian dollars. The fair value of these contracts approximated a net liability of $24.0 million and $12.2 million at March 31, 2024 and December 31, 2023, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2024, $26.1 million of the amount of net deferred loss included in OCI at March 31, 2024 is expected to be reclassified as expense into the unaudited condensed consolidated statements of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on its $225.0 million term loan borrowings. In addition, the Company holds certain contracts that hedge interest payments on Bolzoni's debt.

The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at March 31, 2024 and December 31, 2023:

Notional Amount		Average Fixed Rate
MARCH 31	DECEMBER 31	MARCH 31	DECEMBER 31
2024	2023	2024	2023	Term at March 31, 2024
$180.0	$180.0	1.65%	1.65%	Extending to May 2027
$6.2	$7.5	0.56%	0.51%	Extending to May 2027
The fair value of all interest rate swap agreements was a net asset of $13.6 million and $11.9 million at March 31, 2024 and December 31, 2023, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2024, $6.5 million of the amount included in OCI as net deferred gain is expected to be reclassified as income in the unaudited condensed consolidated statements of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	MARCH 31 2024	DECEMBER 31 2023	Balance Sheet Location	MARCH 31 2024	DECEMBER 31 2023
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$6.0	$5.6	Prepaid expenses and other	$—	$—
Long-term	Other non-current assets	7.6	6.3	Other non-current assets	—	—

Foreign currency exchange contracts
Current	Prepaid expenses and other	2.1	1.2	Prepaid expenses and other	0.9	1.4
	Other current liabilities	3.7	7.2	Other current liabilities	26.2	22.2
Long-term	Other non-current assets	—	2.7	Other non-current assets	—	0.5
	Other long-term liabilities	0.4	—	Other long-term liabilities	2.4	0.4
Total derivatives designated as hedging instruments		$19.8	$23.0		$29.5	$24.5
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.1	1.1	Prepaid expenses and other	0.2	0.6
	Other current liabilities	0.3	2.3	Other current liabilities	0.9	1.6
Total derivatives not designated as hedging instruments		$0.4	$3.4		$1.1	$2.2
Total derivatives		$20.2	$26.4		$30.6	$26.7

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of March 31, 2024				Derivative Liabilities as of March 31, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$13.6	$—	$13.6	$13.6	$—	$—	$—	$—
Foreign currency exchange contracts	1.1	(1.1)	—	—	25.1	(1.1)	24.0	24.0
Total derivatives	$14.7	$(1.1)	$13.6	$13.6	$25.1	$(1.1)	$24.0	$24.0

	Derivative Assets as of December 31, 2023				Derivative Liabilities as of December 31, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$11.9	$—	$11.9	$11.9	$—	$—	$—	$—
Foreign currency exchange contracts	2.5	(2.5)	—	—	14.7	(2.5)	12.2	12.2
Total derivatives	$14.4	$(2.5)	$11.9	$11.9	$14.7	$(2.5)	$12.2	$12.2

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS ENDED			THREE MONTHS ENDED
	MARCH 31			MARCH 31
Derivatives Designated as Hedging Instruments	2024	2023		2024	2023
Cash Flow Hedges
Interest rate swap agreements	$3.4	$(3.8)	Interest expense	$1.9	$(1.2)
Foreign currency exchange contracts	(18.6)	4.9	Cost of sales	(9.2)	(9.7)
Total	$(15.2)	$1.1		$(7.3)	$(10.9)

Derivatives Not Designated as Hedging Instruments			Location of Gain or (Loss) Recognized in Income on Derivative	2024	2023
Cash Flow Hedges
Foreign currency exchange contracts			Cost of sales	$(3.3)	$(0.1)
Total				$(3.3)	$(0.1)

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

The Company presents the components of net periodic pension expense (benefit), other than service cost, in other (income) expense in the unaudited condensed consolidated statements of operations for its pension plans. Service cost for the Company's pension plan is reported in operating profit. The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2024	2023
U.S. Pension
Interest cost	$0.5	$0.6
Expected return on plan assets	(0.6)	(0.6)
Amortization of actuarial loss	0.5	0.5
Net periodic pension expense	$0.4	$0.5
Non-U.S. Pension
Interest cost	$1.3	$1.3
Expected return on plan assets	(1.7)	(1.8)
Amortization of actuarial loss	0.3	0.2
Net periodic pension benefit	$(0.1)	$(0.3)

Note 9—Inventories

Inventories are summarized as follows:

	MARCH 31 2024	DECEMBER 31 2023
Finished goods and service parts	$453.5	$395.9
Work in process	35.2	39.2
Raw materials	448.1	471.5
Total manufactured inventories	936.8	906.6
LIFO reserve	(94.9)	(90.9)
Total inventory	$841.9	$815.7
Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At March 31, 2024 and December 31, 2023, 52% and 49%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, for the lift truck business in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2024
Balance at December 31, 2023	$68.1
Current year warranty expense	14.5
Change in estimate related to pre-existing warranties	(0.1)
Payments made	(8.8)
Foreign currency effect	(0.5)
Balance at March 31, 2024	$73.2

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

Note 12—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at March 31, 2024 and December 31, 2023 were $161.6 million and $162.4 million, respectively. As of March 31, 2024, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at March 31, 2024 was approximately $218.4 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of March 31, 2024, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $33.2 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $14.0 million as of March 31, 2024. The $33.2 million is included in the $161.6 million of total amounts subject to recourse or repurchase obligations at March 31, 2024.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At March 31, 2024, approximately $152.5 million of the Company's total recourse or repurchase obligations of $161.6 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At March 31, 2024, loans from WF to HYGFS totaled $1.3 billion. Although the Company’s contractual guarantee was $268.5 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $152.5 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $241.8 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $310.1 million.

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

The Company's equity investments in unconsolidated affiliates recorded on the unaudited condensed consolidated balance sheets are as follows:

	March 31, 2024	December 31, 2023
HYGFS	$20.7	$22.2
SN	30.3	33.4
Bolzoni	0.3	0.4

Dividends received from unconsolidated affiliates are summarized below:

	THREE MONTHS ENDED
	MARCH 31
	2024	2023
HYGFS	$4.4	$5.7

Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2024	2023
Revenues	$108.1	$108.0
Gross profit	$40.6	$39.4
Income from continuing operations	$10.4	$11.7
Net income	$10.4	$11.7

The Company has a debt investment in a third party, OneH2, Inc. The Company's investment was $0.8 million as of each March 31, 2024 and December 31, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Hyster-Yale Materials Handling, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company Hyster-Yale Group, Inc. ("HYG"), is a globally integrated company offering a full line of high-quality, application-tailored lift trucks and solutions aimed at meeting the specific materials handling needs of its customers. The Company's solutions include attachments and hydrogen fuel cell power products, telematics, automation and fleet management services, as well as a variety of other power options for its lift trucks. The Company, through HYG, designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally, primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. The materials handling business historically has been cyclical because the order rate for lift trucks fluctuates depending on the economic activity level in the various industries and countries its customers serve. Lift trucks and component parts are manufactured in the United States, China, Northern Ireland, Mexico, the Netherlands, Brazil, the Philippines, Italy, Japan and Vietnam. As of March 31, 2024, the Company owned a 90% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal").

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of Critical Accounting Policies and Estimates as disclosed on pages 16 through 17 in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Critical Accounting Policies and Estimates have not materially changed since December 31, 2023.

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)
	MARCH 31
	2024	2023	% Change
Lift truck unit shipments (in thousands)
Americas	15.6	16.1	(3.1)%
EMEA	5.4	6.8	(20.6)%
JAPIC	2.2	2.3	(4.3)%
	23.2	25.2	(7.9)%
Revenues
Americas	$769.7	$685.9	12.2%
EMEA	199.4	214.9	(7.2)%
JAPIC	37.7	47.9	(21.3)%
Lift truck business	1,006.8	948.7	6.1%
Bolzoni	96.2	98.6	(2.4)%
Nuvera	0.5	1.6	(68.8)%
Eliminations	(47.0)	(49.6)	(5.2)%
	$1,056.5	$999.3	5.7%

	THREE MONTHS ENDED		Favorable / (Unfavorable)
	MARCH 31
	2024	2023	% Change
Gross profit
Americas	$178.1	$121.2	46.9%
EMEA	33.9	26.9	26.0%
JAPIC	3.6	7.5	(52.0)%
Lift truck business	215.6	155.6	38.6%
Bolzoni	21.8	20.7	5.3%
Nuvera	(2.3)	(2.1)	(9.5)%
Eliminations	0.6	0.2	n.m.
	$235.7	$174.4	35.1%
Selling, general and administrative expenses
Americas	$88.5	$73.7	(20.1)%
EMEA	28.7	24.3	(18.1)%
JAPIC	9.1	9.8	7.1%
Lift truck business	126.3	107.8	(17.2)%
Bolzoni	18.5	16.3	(13.5)%
Nuvera	7.1	7.7	7.8%
	$151.9	$131.8	(15.3)%
Operating profit (loss)
Americas	$89.6	$47.5	88.6%
EMEA	5.2	2.6	100.0%
JAPIC	(5.5)	(2.3)	(139.1)%
Lift truck business	89.3	47.8	86.8%
Bolzoni	3.3	4.4	(25.0)%
Nuvera	(9.4)	(9.8)	4.1%
Eliminations	0.6	0.2	n.m.
	$83.8	$42.6	96.7%
Interest expense	$8.9	$10.2	12.7%
Other (income) expense	$(2.0)	$(3.5)	(42.9)%
Net income attributable to stockholders	$51.5	$26.6	93.6%
Diluted earnings per share	$2.93	$1.55	89.0%
Reported income tax rate	32.6%	24.2%
n.m. - not meaningful

Following is the detail of the Company's unit shipments, bookings and backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks, reflected in thousands of units. As of March 31, 2024, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED
	MARCH 31
	2024	2023
Unit backlog, beginning of period	78.4	102.1
Unit shipments	(23.2)	(25.2)
Unit bookings	18.4	22.3
Unit backlog, end of period	73.6	99.2

The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	THREE MONTHS ENDED
	MARCH 31
	2024	2023
Bookings, approximate sales value	$520	$690
Backlog, approximate sales value	$3,060	$3,690

First Quarter of 2024 Compared with First Quarter of 2023

The following table identifies the components of change in revenues for the first quarter of 2024 compared with the first quarter of 2023:

	Revenues
		Lift Truck
	HY	Americas	EMEA	JAPIC
2023	$999.3	$685.9	$214.9	$47.9
Increase (decrease) in 2024 from:
Price	58.2	47.5	10.7	—
Foreign currency	6.0	0.8	5.8	(0.6)
Unit volume and product mix	(10.6)	26.9	(29.9)	(7.6)
Parts	(10.2)	(5.2)	(2.8)	(2.2)
Bolzoni revenues	(2.4)	—	—	—
Nuvera revenues	(1.1)	—	—	—
Other	14.7	13.8	0.7	0.2
Eliminations	2.6	—	—	—
2024	$1,056.5	$769.7	$199.4	$37.7

Revenues increased 5.7% to $1,056.5 million in the first quarter of 2024 from $999.3 million in the first quarter of 2023. The increase in Lift Truck revenues was primarily due to improved pricing, partially offset by a decline in unit shipments, which more than offset a favorable shift in sales to higher-priced lift trucks, as well as lower parts volumes in the Americas and EMEA. The shift in sales to higher-priced lift trucks was mainly as a result of increased sales in the Americas of Class 4 and higher-priced/higher-capacity, 4- to 52-ton, Class 5 internal combustion engine lift trucks.

Bolzoni's revenues decreased in the first quarter of 2024 compared with the first quarter of 2023 primarily due to the planned phase-out of low-margin legacy component sales.

The following table identifies the components of change in operating profit (loss) for the first quarter of 2024 compared with the first quarter of 2023:

	Operating Profit (Loss)
		Lift Truck
	HY	Americas	EMEA	JAPIC
2023	$42.6	$47.5	$2.6	$(2.3)
Increase (decrease) in 2024 from:
Lift truck gross profit	60.4	56.9	7.0	(3.9)
Lift truck selling, general and administrative expenses	(18.5)	(14.8)	(4.4)	0.7
Nuvera operations	0.4	—	—	—
Bolzoni operations	(1.1)	—	—	—
2024	$83.8	$89.6	$5.2	$(5.5)

The Company recognized operating profit of $83.8 million in the first quarter of 2024 compared with $42.6 million in the first quarter of 2023. The increase in Lift Truck operating profit was primarily due to improved gross profit from higher pricing of $58.2 million, mainly in the Americas and EMEA, and favorable material costs in the Americas, partially offset by manufacturing inefficiencies tied to lower production volumes and lower parts volumes. The increase in gross profit was partially offset by higher selling, general and administrative expenses primarily due to increased employee-related costs, including incentive compensation, as well as higher product development and marketing costs.

Operating profit in the Americas increased in the first quarter of 2024 compared with the first quarter of 2023, mainly as a result of improved gross profit from higher pricing of $47.5 million and favorable material costs. These increases were partially offset by manufacturing inefficiencies tied to lower production volumes and lower parts sales. In addition, operating profit was unfavorably impacted by higher selling, general and administrative expenses, primarily related to increased employee-related costs, including incentive compensation, and higher product development and marketing costs.

EMEA's operating profit increased in the first quarter of 2024 compared with the first quarter of 2023, primarily from higher gross profit from improved pricing of $10.7 million and a shift in sales to higher-margin lift trucks. The increase was partially offset by lower unit and parts volume and higher selling, general and administrative expenses.

The operating loss in JAPIC increased to $5.5 million in the first quarter of 2024 from $2.3 million in the first quarter of 2023, mainly due to higher warranty costs and lower production volumes.

Bolzoni's operating profit decreased in the first quarter of 2024 compared with the first quarter of 2023, primarily due to higher selling, general and administrative expenses which more than offset an improvement in gross profit.

The operating loss at Nuvera decreased in the first quarter of 2024 compared with the first quarter of 2023, mainly due to third-party funding to reimburse certain expenses.

The Company recognized net income attributable to stockholders of $51.5 million in the first quarter of 2024 compared with $26.6 million in the first quarter of 2023. The improvement was primarily the result of higher operating profit, partially offset by increased income tax expense, mainly from a higher effective income tax rate in the first quarter of 2024 compared with the first quarter of 2023. This higher rate was due to the continued capitalization of research and development expenditures for U.S. tax purposes combined with the Company's inability to record deferred tax assets on its balance sheet given its U.S. valuation allowance position. See Note 5 of the Company's condensed consolidated financial statements for further discussion of the Company's income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2024	2023	Change
Operating activities:
Net income	$51.8	$27.2	$24.6
Depreciation and amortization	11.7	11.2	0.5
Stock-based compensation	9.2	4.9	4.3
Dividends from unconsolidated affiliates	4.4	5.7	(1.3)
Other operating activities	4.0	2.8	1.2
Changes in assets and liabilities
Accounts receivable	(28.2)	(12.7)	(15.5)
Inventories	(37.6)	(48.1)	10.5
Accounts payable and other liabilities	14.8	25.4	(10.6)
Other current assets	(7.7)	(7.4)	(0.3)
Net cash provided by operating activities	22.4	9.0	13.4
Investing activities:
Expenditures for property, plant and equipment	(7.5)	(3.3)	(4.2)
Proceeds from the sale of assets and business	0.5	1.5	(1.0)
Purchase of noncontrolling interest	—	(3.2)	3.2
Net cash used for investing activities	(7.0)	(5.0)	(2.0)

Cash flow before financing activities	$15.4	$4.0	$11.4

Net cash provided by operating activities increased $13.4 million in the first quarter of 2024 compared with the first quarter of 2023, primarily as a result of higher net income partially offset by changes in assets and liabilities. The changes were mainly due to a larger increase in accounts receivable during the first quarter of 2024 compared with the first quarter of 2023 mainly due to lower shipment levels in JAPIC which began in 2023 and a change in the timing of payments in EMEA.

The change in net cash used for investing activities during the first quarter of 2024 compared with the first quarter of 2023 was mainly due to higher capital expenditures in 2024 partially offset by the absence of Bolzoni's purchase of a noncontrolling interest in 2023.

	2024	2023	Change
Financing activities:
Net increase (decrease) of long-term debt and revolving credit agreements	$(15.7)	$3.2	$(18.9)
Cash dividends paid	(5.7)	(5.6)	(0.1)
Purchase of treasury stock	(9.1)	(0.1)	(9.0)
Net cash used for financing activities	$(30.5)	$(2.5)	$(28.0)

The change in net cash used for financing activities was primarily due to debt repayments during the first quarter of 2024 compared with additional borrowings in the first quarter of 2023. Additionally, the Company purchased treasury stock in the first quarter of 2024 related to employee-related incentive stock compensation plans.

Financing Activities

The Company has a $325.0 million secured, floating-rate revolving credit facility (the "Facility") that expires in June 2026 and a $225.0 million term loan (the "Term Loan"), which matures in May 2028. The Facility included a $25.0 million tranche ("FILO Loans") which terminated on May 1, 2024. Commencing December 1, 2023, the $25.0 million tranche amortized on a monthly basis in the amount of $4.2 million per month. At March 31, 2024, $8.3 million was outstanding.

The Facility can be increased up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders. The obligations under the Facility are generally secured by a first priority lien on working capital assets of the borrowers and guarantors in the Facility, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property. The approximate book value of assets held as collateral under the Facility was $1.3 billion as of March 31, 2024.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At March 31, 2024, the Company was in compliance with the covenants in the Facility.

Key terms of the Facility as of March 31, 2024 were as follows:

	LOANS OTHER THAN FILO LOANS	FILO LOANS	TOTAL FACILITY
U.S. borrowing capacity	$210.0	$8.3	$218.3
Non-U.S. borrowing capacity	90.0	—	90.0
Outstanding	57.5	8.3	65.8
Availability restrictions	5.1	—	5.1
Availability	$237.4	$—	$237.4

	LOANS OTHER THAN FILO LOANS	FILO LOANS
Applicable margins, as defined in agreement
U.S. base rate loans	0.25% to 0.75%	2.25%
SOFR, EURIBOR and non-U.S. base rate loans	1.25% to 1.75%	3.25%
SOFR adjustment, as defined in agreement	0.10%	0.10%
Applicable margins, for amounts outstanding
U.S. base rate loans	0.50%	—
SOFR loans	1.50%	3.25%
Non-U.S. base rate loans	1.50%	—
Applicable interest rate, for amounts outstanding
U.S. base rate	9.00%
SOFR	6.92%	8.68%
EURIBOR	5.35%	—
Facility fee, per annum on unused commitment	0.25%	—

The Term Loan requires quarterly principal payments on the last day of each March, June, September and December, which commenced September 30, 2021, in an amount equal to $562,500 and the final principal repayment is due in May 2028. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan.
The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on U.S. working capital assets of the borrowers and guarantors of the Facility, which includes, but is not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Term Loan was $900 million as of March 31, 2024.
In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. At March 31, 2024, the Company was in compliance with the covenants in the Term Loan.

Key terms of the Term Loan as of March 31, 2024 were as follows:

TERM LOAN
Outstanding	$218.8
Discounts and unamortized deferred financing fees	3.1
Net amount outstanding	$215.7
Applicable margins, as defined in agreement
U.S. base rate loans	2.50%
SOFR	3.50%
SOFR adjustment, as defined in agreement	0.11%
SOFR floor	0.50%
Applicable interest rate, for amounts outstanding	8.94%
The Company had other debt outstanding, excluding finance leases, of approximately $166.6 million at March 31, 2024. In addition to the excess availability under the Facility of $237.4 million, the Company had remaining availability of $31.8 million related to other non-U.S. revolving credit agreements at March 31, 2024.
The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in June 2026.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2023, there have been no significant changes in the total amount of the Company's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on page 24 in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Three Months Ended March 31, 2024	Planned for Remainder of 2024	Planned 2024 Total	Actual 2023
Lift truck business	$5.7	$66.2	$71.9	$26.8
Bolzoni	0.9	7.9	8.8	5.1
Nuvera	0.9	2.0	2.9	3.5
	$7.5	$76.1	$83.6	$35.4

Planned expenditures for the remainder of 2024 are primarily for product development, improvements at manufacturing locations, manufacturing equipment improvements to information technology infrastructure. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	MARCH 31 2024	DECEMBER 31 2023	Change
Cash and cash equivalents	$62.2	$78.8	$(16.6)
Other net tangible assets	752.6	729.4	23.2
Intangible assets	37.3	39.3	(2.0)
Goodwill	52.0	53.3	(1.3)
Net assets	904.1	900.8	3.3
Total debt	(474.8)	(494.0)	19.2
Total temporary and permanent equity	$429.3	$406.8	$22.5
Debt to total capitalization	53%	55%	(2)%

OUTLOOK AND PERSPECTIVES

Market Commentary

In Q1 2024, the global economy remained strong overall. However, while recessionary concerns have declined, political unrest continues to create uncertainty for the global economic outlook.

The latest publicly available lift truck market data indicates that Q4 2023 global lift truck market bookings increased by 14% year-over-year, with improvements in the EMEA and JAPIC markets offsetting a moderate decrease in the Americas. For full-year 2023, the global lift truck market new unit bookings decreased by 4% compared to an exceptionally strong 2022, with JAPIC market improvements more than offset by decreases in the Americas and EMEA markets. 2023 bookings exceeded pre-pandemic levels.

The Company estimates that Q1 2024 global lift truck bookings moderated compared to relatively strong prior year levels. The decline was largely due to estimated decreases in the Americas market as well as in EMEA.

Full-year 2024 global lift truck market unit volumes are projected to remain strong compared to pre-pandemic levels, but decrease moderately compared to 2023, with the second half in North America expected to be stronger than the first half.

Consolidated Outlook

At the consolidated level, the Company expects 2024 full-year revenue, operating profit and net income to increase compared to strong 2023 levels, and be higher than expected at the time of the Q4 2023 earnings release. Due to the better-than-expected Q1 2024 results and anticipated improvements in the following quarters, full-year 2024 results are expected to improve compared to the Company's prior 2024 expectations. However, the Company expects the 2024 income tax rate to be higher than 2023, largely due to the capitalization of research and development expenses.

In Q2 2024, the Company anticipates continued strong product margins from lift truck shipments of higher-priced, higher-margin backlog units will drive year-over-year profit growth. Q2 2024 profits are expected to be significantly higher than Q2 2023 levels but modestly lower than the better-than-expected Q1 2024 results. This decrease is expected to be due to the potential expiration of Section 301 tariff exemptions on May 31, 2024.

For full-year 2024, continued progress is expected toward the Company's 7% operating profit margin goal in its core Lift Truck and Bolzoni businesses, and achievement of a second year at 20% plus return on its total capital employed goal. The Company started the year off with very strong first-quarter results that exceeded expected levels. While, the Company is committed to systematic and sustainable progress toward its goals over time, it expects results to moderate somewhat over the remaining 2024 quarters.

The Company is also committed to reducing leverage and improving cash flows. The Company continues to focus on decreasing working capital, particularly by further improving inventory levels despite increased production rates in the context of reduced supply chain and labor constraints. Capital expenditures are expected to be $84 million in 2024, down modestly from an initial projection of $87 million. While substantial investments are anticipated, maintaining liquidity remains a priority. Overall, the Company expects a significant increase in free cash flow from operations in 2024 compared with 2023.

Lift Truck Outlook

Lift Truck's extended backlog levels and focus on booking orders with strong margins, combined with the market decline, led to an 18% bookings decrease compared to Q1 2023.
•Sequentially, bookings increased 10% in Q1 2024 compared to Q4 2023, led by EMEA warehouse trucks, in part due to a large order for Class 2 and Class 3 units.
•Q1 2024 average booking prices decreased moderately compared with fourth-quarter 2023 and prior year largely due to a shift toward lower-priced warehouse products.
•In line with objectives, backlog levels decreased by 6% in the quarter compared to year-end 2023 levels.

Looking ahead, the Lift Truck's objective as backlog levels and product lead times decrease is to be price competitive in the market but maintain targeted booking margins through new model introductions and cost decreases. Lift Truck expects an improving quarter-over-quarter bookings trend throughout 2024 due to anticipated market share gains in the Americas and EMEA, and improved North America market conditions in the second half of 2024.

Shipments are expected to increase in 2024 compared to 2023, due to three factors:
1.higher production rates,
2.supply chain and labor improvements in the Americas and EMEA, and
3.the dissipation of remaining product launch issues.

As production and shipment rates increase, backlog levels and lead times on a large number of production lines are expected to decrease to targeted rates by year end. However, Class 5 lead times are expected to remain extended for a longer period. Lift Truck’s $3.1 billion backlog, equal to approximately 9 months of revenue at the current quarterly level, continues to support the business. The lift truck business generally expects this to continue as a result of a combination of new bookings and current backlog until market levels improve.

Lift Truck expects continued second-quarter revenue and operating profit growth compared to the prior year as unit volumes increase and higher-priced, higher-margin backlog units are shipped. Modestly higher labor costs, combined with the anticipated expiration of tariff exemptions in late May 2024, are expected to temper the favorable second-quarter price-to-cost ratio compared to the first quarter.

Full-year 2024 Lift Truck revenues and operating profit are expected to increase over 2023. These expected results, however, are now greater than Lift Truck's previously communicated expectations and include the better-than-expected Q1 2024 results and anticipated improvements in subsequent quarters.

Bolzoni Outlook

Bolzoni anticipates 2024 revenues to be comparable to 2023 revenues. Product margins are expected to improve as Bolzoni increases production of higher-margin attachments and continues to phase out legacy component sales to the Lift Truck business. Operating profit is expected to increase modestly year-over-year, with increased gross profits anticipated to be partly offset by higher operating expenses.

Nuvera Outlook

Nuvera is focused on increasing customer product demonstrations and customer bookings in 2024 and expanding its presence in Europe and China. Booked orders from current customers are expected to result in higher 2024 sales compared with 2023. Nuvera expects the higher margins on these higher sales to be offset by increased development costs, leading to comparable year-over-year operating results. Further, funding granted by the U.S. Department of Energy in 2024, has the potential to offset costs in the future. Importantly, the increased engine demonstration activities in 2024 should significantly enhance the foundation for revenue from fuel cell engine technology adoption and improved financial returns in 2025 and future years.

Consolidated Strategic Perspectives

The Company's vision is to transform the way the world moves materials from Port to Home. The Company plans to do this through two customer promises: providing optimized product solutions and exceptional customer care. Ongoing execution of established strategic initiatives and key projects are expected to help the Company fulfill these promises and achieve long-term growth rates above the material handling market's expected growth rates. The Company believes these actions will contribute to an increased and sustainable lift truck and attachment competitive advantage over time. In addition, the Company believes that Nuvera's revenues will increase significantly over future years, bringing additional value to the Company's shareholders.

In early April 2024, the Company announced it will change its name to Hyster-Yale, Inc. and change the name of Hyster-Yale Group, its Lift Truck business, to Hyster-Yale Materials Handling, Inc. These changes reinforce the Company's current structure of three distinct but interrelated businesses of Lift Trucks , Bolzoni attachments and Nuvera fuel cells, with lift trucks at its core. In this context, the Hyster-Yale Materials Handling name is better suited to the core business, aligning its name with its foundational materials handling activities. Both name changes are expected to be effective at the close of business on May 31, 2024.

Lift Truck

From a broad perspective, the Lift Truck business has three core strategies to transform it's competitiveness, market position and economic performance over time:
1.Provide products that increase customer productivity at the lowest cost of ownership.
2.Be the leader in the delivery of industry- and customer-focused solutions.

•Transform the Lift Truck's sales processes to meet a wide variety of customer needs across a broad set of end markets by using a more industry- and customer-focused approach.
3.Be the leader in independent distribution.
•Focus on effectively coordinating dealer and major account coverage, enhancing dealer excellence and ensuring outstanding dealer ownership globally.

The Lift Truck business expects to enhance its product capabilities by bringing a wide variety of high-priority vehicle innovations to market, including new modular and scalable product families, enhanced truck electrification and power options, and innovative technology advancements such as operator assist systems and vehicle automation.
First, Lift Truck's heart-of-the-line award-winning modular, scalable 2- to 3.5-ton internal combustion engine lift trucks are now fully launched globally. The modular, scalable product platform is expected to enhance multiple areas of the business, including reducing supply chain costs, improving working capital levels, helping to optimize Lift Truck's manufacturing footprint, and providing customers with a more customizable product that better meets their needs:
•In late March 2024, JAPIC launched the full 2-to 3-ton internal combustion modular, scalable product line, available in value, standard and premium truck configurations.
•Bookings and shipments of these trucks are accelerating in the EMEA and Americas markets where they were initially launched in 2022 and 2023.
•Lift Truck expects to offer similar modular and scalable enhancements on its 2- to 3.5-ton electric truck platforms in 2024 and 2025.

Second, Lift Truck has key projects to capitalize on advancements in electric powertrains for applications now dominated by internal combustion engine trucks:
•Lift Truck has an electrified fuel cell Container Handler operating at the Port of Los Angeles, USA, and an electrified fuel cell Reach Stacker operating at the Port of Valencia, Spain.
•Lift Truck anticipates delivering a new electrified fuel cell Terminal Tractor and an electrified fuel cell Empty Container Handler to a customer in Hamburg, Germany in 2024.
•In March 2024, Lift Truck announced the sale of 10 zero-emission battery-powered terminal tractors to APM Terminals at the Port of Mobile, USA, as part of an electrification pilot for port-equipment decarbonization.
•Lift Truck is exploring options for additional electrification projects within the European Union and the United States.

Third, Lift Truck also has key projects focused on applying its technology advancements to operator assist and automated product options.
•Lift Truck began testing its internally developed automated truck at its first customer location in late March 2024.
•Yale ReliantTM, a unique operator assist technology that helps forklift operators avoid potential hazards, earned an honorable mention in the Fast Company Innovation by Design Award.
•At the 2024 MODEX material handling trade show, Lift Truck announced the standalone availability of its advanced dynamic stability technology, an underlying technology in the Yale Reliant solution. This system helps maintain overall vehicle stability and minimizes the potential for lift truck tip overs, which is a key source of risk for the industry.
•Lift Truck is continuing to work with a technology-service provider to co-develop further robotics software for automated lift truck solutions.

Finally, as part of its strategy to provide customer-focused solutions, Lift Truck plans to expand its global sourcing for container handlers and other Big Trucks such as 12- to 16-ton trucks. Lift Truck expects its Hyster® RS45 and RS46 ReachStackers, Empty Container Handlers and 12- to 16-ton Big Trucks to be sourced from multiple global production locations in 2024 compared to its current single European source. This multiple-source supply chain will better meet global customer needs for faster delivery of economically viable trucks.

Bolzoni

Bolzoni's core strategy is to be the leader in the attachments business by:
•concentrating on increasing its Americas business, and
•strengthening its ability to provide innovative products to better serve key attachment industries and customers in global markets.

To support this industry-specific strategy, Bolzoni is increasing its sales, marketing and product capabilities, especially in North

America. In keeping with its focus on innovative products, Bolzoni introduced a new attachment, the Home Appliance Telescopic Clamp for lift trucks, in March 2024. It is designed to easily handle home appliances and less than one pallet loads in confined spaces. In February 2024, Bolzoni introduced its Easy-Connect Product range, which features advanced technologies for smart logistics and Internet/Wi-Fi-enabled options.

Nuvera

Nuvera's core strategy is to be a leader in fuel cells and their applications. Its focus is on demonstrating 45kW and 60kW fuel cell production engines in a limited number of niche, heavy-duty vehicle applications. Fuel cell adoption has high potential to grow where batteries alone cannot meet the market’s need. As a result, these applications are expected to have nearer-term fuel cell adoption potential. Key projects include:
•Collaborations with third parties to test Nuvera® engines in targeted applications, including the Port of Los Angeles, USA, and the Port of Valencia, Spain, as well as a project with Helinor Energy for zero-emission energy solutions in maritime applications.
•Additional product tests in bus applications in China and India and a port application in Germany are expected by mid-2024.
•Development of a new, larger 125kW fuel cell engine for heavier-duty applications, projected to be available in 2025.
•Development of modular fuel cells for stationary and mobile generator applications in collaboration with customers.

In April 2024, Nuvera announced it was granted $30 million in matching federal funds from the U.S. Department of Energy as part of a $750 million investment in 52 hydrogen projects to reach National Clean Hydrogen Strategy goals. Using these funds, Nuvera plans to develop the high-volume production processes needed to scale-up its next-generation fuel cell stack technology.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) delays in delivery and other supply chain disruptions, or increases in costs as a result of inflation or otherwise, including materials, critical components and transportation costs and shortages, the imposition of tariffs, or the renewal of tariff exclusions, on raw materials or sourced products, and labor, or changes in or unavailability of quality suppliers or transporters, including the impacts of the foregoing risks on the Company's liquidity, (2) delays in manufacturing and delivery schedules, (3) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, including any cyclical reduction in demand in the lift truck industry, (4) customer acceptance of pricing, (5) the ability of the Company and its dealers, suppliers and end-users to access credit in the current economic environment, or obtain financing at reasonable rates, or at all, as a result of interest rate volatility and current economic and market conditions, including inflation, (6) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, including the Uyghur Forced Labor Prevention Act (the “UFLPA”) which could impact the Company's imports from China, as well as armed conflicts, including the Russia/Ukraine conflict, the Israel and Gaza conflict and/or the conflict in the Red Sea, and their regional effects, (7) exchange rate fluctuations, interest rate volatility and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (8) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (9) the successful commercialization of Nuvera's technology, (10) the political and economic uncertainties in the countries where the Company does business, as well as the effects of any withdrawals from such countries, (11) bankruptcy of or loss of major dealers, retail customers or suppliers, (12) customer acceptance of, changes in the costs of, or delays in the development of new products, (13) introduction of new products by, more favorable product pricing offered by or shorter lead times available through competitors, (14) product liability or other litigation, warranty claims or returns of products, (15) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (16) the ability to attract, retain, and replace workforce and administrative employees, (17) disruptions resulting from natural disasters, public health crises, political crises or other catastrophic events, and (18) the ability to protect the Company’s information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network breaches.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 28 and 29 and F-22 through F-25 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the Company's derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2023.

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

Changes in internal control over financial reporting: During the first quarter of 2024, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1    Legal Proceedings
    None
Item 1A     Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 in the section entitled “Risk Factors.”
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
    None
Item 3    Defaults Upon Senior Securities
    None
Item 4    Mine Safety Disclosures
    Not applicable
Item 5    Other Information
None of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended March 31, 2024.

Item 6    Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number*	Description of Exhibits

10.1**	Offer Letter, dated February 6, 2024, between Dena R. McKee and Hyster-Yale Materials Handling, Inc.
10.2**	Hyster-Yale Materials Handling, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2024)
31(i)(1)	Certification of Rajiv K. Prasad. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Scott A. Minder pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Rajiv K. Prasad and Scott A. Minder
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101
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

Hyster-Yale Materials Handling, Inc.

Date:	May 7, 2024	/s/ Dena R. McKee
Dena R. McKee
Vice President, Controller and Chief Accounting Officer (principal accounting officer)