Form 10-Q
period 2024-06-30
HYSTER-YALE, INC.
filed 2024-08-06
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-54799

HYSTER-YALE, INC.
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

Number of shares of Class A Common Stock outstanding at August 2, 2024: 14,042,016
Number of shares of Class B Common Stock outstanding at August 2, 2024: 3,459,131

HYSTER-YALE, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2024	DECEMBER 31 2023
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$66.5	$78.8
Accounts receivable, net	578.7	497.5
Inventories, net	790.7	815.7
Prepaid expenses and other	93.4	98.1
Total Current Assets	1,529.3	1,490.1
Property, Plant and Equipment, Net	311.0	313.9
Intangible Assets, Net	35.9	39.3
Goodwill	51.6	53.3
Deferred Income Taxes	2.7	3.0
Investments in Unconsolidated Affiliates	52.6	56.8
Other Non-current Assets	132.8	122.7
Total Assets	$2,115.9	$2,079.1
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$506.7	$523.5
Accounts payable, affiliates	6.8	6.7
Revolving credit facilities	108.3	83.3
Short-term debt and current maturities of long-term debt	145.1	169.4
Accrued payroll	67.0	87.4
Deferred revenue	66.2	77.9
Other current liabilities	271.5	270.4
Total Current Liabilities	1,171.6	1,218.6
Long-term Debt	248.5	241.3
Self-insurance Liabilities	36.3	51.1
Pension Obligations	4.6	5.2
Deferred Income Taxes	11.7	12.7
Other Long-term Liabilities	161.1	143.4
Total Liabilities	1,633.8	1,672.3
Temporary Equity
Redeemable Noncontrolling Interest	14.2	14.8
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 14,030,000 shares outstanding (2023 - 13,715,755 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,465,026 shares outstanding (2023 - 3,469,875 shares outstanding)	0.1	0.1
Capital in excess of par value	345.1	327.7
Treasury stock	(9.1)	—
Retained earnings	359.3	256.3
Accumulated other comprehensive loss	(229.8)	(194.3)
Total Stockholders' Equity	465.7	389.9
Noncontrolling Interests	2.2	2.1
Total Permanent Equity	467.9	392.0
Total Liabilities and Equity	$2,115.9	$2,079.1

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2024	2023	2024	2023
	(In millions, except per share data)
Revenues	$1,168.1	$1,090.6	$2,224.6	$2,089.9
Cost of sales	908.8	892.7	1,729.6	1,717.6
Gross Profit	259.3	197.9	495.0	372.3
Operating Expenses
Selling, general and administrative expenses	163.7	139.1	315.6	270.9
Operating Profit	95.6	58.8	179.4	101.4
Other (income) expense
Interest expense	8.8	8.4	17.7	18.6
Income from unconsolidated affiliates	(2.1)	(3.1)	(3.1)	(4.9)
Other, net	(1.1)	2.7	(2.1)	1.0
	5.6	8.0	12.5	14.7
Income Before Income Taxes	90.0	50.8	166.9	86.7
Income tax expense	26.1	12.0	51.2	20.7
Net Income	63.9	38.8	115.7	66.0
Net income attributable to noncontrolling interests	(0.2)	—	(0.4)	(0.2)
Net income attributable to redeemable noncontrolling interests	(0.1)	(0.2)	—	(0.4)
Accrued dividend to redeemable noncontrolling interests	(0.3)	(0.3)	(0.5)	(0.5)
Net Income Attributable to Stockholders	$63.3	$38.3	$114.8	$64.9

Basic Earnings per Share	$3.62	$2.23	$6.60	$3.80
Diluted Earnings per Share	$3.58	$2.21	$6.51	$3.76

Dividends per Share	$0.3500	$0.3250	$0.6750	$0.6475

Basic Weighted Average Shares Outstanding	17.493	17.164	17.406	17.099
Diluted Weighted Average Shares Outstanding	17.659	17.307	17.631	17.265

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2024	2023	2024	2023
	(In millions)
Net Income	$63.9	$38.8	$115.7	$66.0
Other comprehensive income (loss)
Foreign currency translation adjustment	(9.3)	(6.0)	(26.0)	5.6
Current period cash flow hedging activity, net of tax	(11.3)	(2.9)	(26.4)	(1.5)
Reclassification of hedging activities into earnings, net of tax	7.9	4.4	15.2	15.3
Reclassification of pension into earnings, net of tax	0.9	0.8	1.7	1.4
Comprehensive Income	$52.1	$35.1	$80.2	$86.8
Net income attributable to noncontrolling interests	(0.2)	—	(0.4)	(0.2)
Net income attributable to redeemable noncontrolling interests	(0.1)	(0.2)	—	(0.4)
Accrued dividend to redeemable noncontrolling interests	(0.3)	(0.3)	(0.5)	(0.5)
Foreign currency translation adjustment attributable to noncontrolling interests	0.1	0.3	0.1	0.1
Comprehensive Income Attributable to Stockholders	$51.6	$34.9	$79.4	$85.8

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2024	2023
	(In millions)
Operating Activities
Net income	$115.7	$66.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.1	22.5
Amortization of deferred financing fees	0.7	0.7
Deferred income taxes	(0.8)	(1.2)
Stock-based compensation	17.4	10.8
Dividends from unconsolidated affiliates	4.4	10.5
Other	8.9	7.4
Changes in assets and liabilities:
Accounts receivable	(83.9)	(55.4)
Inventories	9.0	(19.8)
Other current assets	(1.4)	(7.3)
Accounts payable	(11.5)	(15.5)
Other liabilities	(62.7)	26.1
Net cash provided by operating activities	19.9	44.8
Investing Activities
Expenditures for property, plant and equipment	(19.7)	(10.6)
Proceeds from the sale of assets	1.0	0.8
Proceeds from the sale of business	—	1.1
Purchase of noncontrolling interest	—	(3.2)
Net cash used for investing activities	(18.7)	(11.9)
Financing Activities
Additions to debt	89.0	66.6
Reductions of debt	(104.1)	(79.0)
Net change to revolving credit agreements	25.9	(3.4)
Cash dividends paid	(11.8)	(11.1)
Cash dividends paid to noncontrolling interest	(1.3)	(1.3)
Financing fees paid	—	(0.6)
Purchase of treasury stock	(9.1)	(0.1)
Net cash used for financing activities	(11.4)	(28.9)
Effect of exchange rate changes on cash	(2.1)	2.7
Cash and Cash Equivalents
Increase (decrease) for the period	(12.3)	6.7
Balance at the beginning of the period	78.8	59.0
Balance at the end of the period	$66.5	$65.7

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY AND PERMANENT EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, March 31, 2023	$14.7	$0.1	$0.1	$(0.1)	$303.4	$173.7	$(125.4)	$(25.4)	$(70.9)	$255.5	$2.1	$257.6
Stock-based compensation	—	—	—	—	5.9	—	—	—	—	5.9	—	5.9
Net income	0.2	—	—	—	—	38.3	—	—	—	38.3	—	38.3
Cash dividends	(0.9)	—	—	—	—	(5.5)	—	—	—	(5.5)	(0.4)	(5.9)
Accrued dividends	0.3	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive loss	—	—	—	—	—	—	(6.0)	(2.9)	—	(8.9)	—	(8.9)
Reclassification adjustment to net income	—	—	—	—	—	—	—	4.4	0.8	5.2	—	5.2
Foreign currency translation on noncontrolling interest	(0.4)	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, June 30, 2023	$13.9	$0.1	$0.1	$(0.1)	$309.3	$206.5	$(131.4)	$(23.9)	$(70.1)	$290.5	$1.8	$292.3

Balance, March 31, 2024	$14.9	$0.1	$0.1	$(9.1)	$336.9	$302.1	$(135.0)	$(16.8)	$(66.2)	$412.1	$2.3	$414.4
Stock-based compensation	—	—	—	—	8.2	—	—	—	—	8.2	—	8.2
Net income (loss)	0.1	—	—	—	—	63.3	—	—	—	63.3	0.2	63.5
Cash dividends	(0.9)	—	—	—	—	(6.1)	—	—	—	(6.1)	(0.4)	(6.5)
Accrued dividends	0.3	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive loss	—	—	—	—	—	—	(9.3)	(11.3)	—	(20.6)	—	(20.6)
Reclassification adjustment to net income	—	—	—	—	—	—	—	7.9	0.9	8.8	—	8.8
Foreign currency translation on noncontrolling interest	(0.2)	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, June 30, 2024	$14.2	$0.1	$0.1	$(9.1)	$345.1	$359.3	$(144.3)	$(20.2)	$(65.3)	$465.7	$2.2	$467.9

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY AND PERMANENT EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, December 31, 2022	$14.2	$0.1	$0.1	$—	$297.7	$152.7	$(137.0)	$(37.7)	$(71.5)	$204.4	$6.5	$210.9
Stock-based compensation	—	—	—	—	10.8	—	—	—	—	10.8	—	10.8
Stock issued under stock compensation plans	—	—	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Net income	0.4	—	—	—	—	64.9	—	—	—	64.9	0.2	65.1
Cash dividends	(0.9)	—	—	—	—	(11.1)	—	—	—	(11.1)	(0.4)	(11.5)
Accrued dividends	0.5	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive loss	—	—	—	—	—	—	5.6	(1.5)	—	4.1	—	4.1
Reclassification adjustment to net income	—	—	—	—	—	—	—	15.3	1.4	16.7	—	16.7
Purchase of noncontrolling interest	—	—	—	—	0.8	—	—	—	—	0.8	(4.0)	(3.2)
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(0.7)	(0.7)
Foreign currency translation on noncontrolling interest	(0.3)	—	—	—	—	—	—	—	—	—	0.2	0.2
Balance, June 30, 2023	$13.9	$0.1	$0.1	$(0.1)	$309.3	$206.5	$(131.4)	$(23.9)	$(70.1)	$290.5	$1.8	$292.3

Balance, December 31, 2023	$14.8	$0.1	$0.1	$—	$327.7	$256.3	$(118.3)	$(9.0)	$(67.0)	$389.9	$2.1	$392.0
Stock-based compensation	—	—	—	—	17.4	—	—	—	—	17.4	—	17.4
Stock issued under stock compensation plans	—	—	—	—	(9.1)	—	—	—	—	(9.1)	—	(9.1)
Purchase of treasury stock	—	—	—	(9.1)	9.1	—	—	—	—	—	—	—
Net income	—	—	—	—	—	114.8	—	—	—	114.8	0.4	115.2
Cash dividends	(0.9)	—	—	—	—	(11.8)	—	—	—	(11.8)	(0.4)	(12.2)
Accrued dividends	0.5	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive loss	—	—	—	—	—	—	(26.0)	(26.4)	—	(52.4)	—	(52.4)
Reclassification adjustment to net income	—	—	—	—	—	—	—	15.2	1.7	16.9	—	16.9
Foreign currency translation on noncontrolling interest	(0.2)	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, June 30, 2024	$14.2	$0.1	$0.1	$(9.1)	$345.1	$359.3	$(144.3)	$(20.2)	$(65.3)	$465.7	$2.2	$467.9

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Hyster-Yale, Inc., a Delaware corporation, and the accounts of Hyster-Yale's wholly owned domestic and international subsidiaries and majority-owned joint ventures (collectively, "Hyster-Yale" or the "Company"). All intercompany accounts and transactions among the consolidated companies are eliminated in consolidation. On May 31, 2024, the Company changed its corporate name to Hyster-Yale, Inc. and the Company’s wholly owned operating subsidiary, Hyster-Yale Group, Inc., changed its corporate name to Hyster-Yale Materials Handling, Inc.
The Company, through its wholly owned operating subsidiary, Hyster-Yale Materials Handling, Inc. ("HYMH"), designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, China, Mexico, the Netherlands, Brazil, the Philippines, Italy, Japan and Vietnam. As of June 30, 2024, the Company owned a 90% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal").

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2024 and the results of its operations and changes in equity for the three and six months ended June 30, 2024 and 2023, and the results of its cash flows for the six months ended June 30, 2024 and 2023 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

The accompanying unaudited condensed consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information or notes required by GAAP for complete financial statements.

Note 2—Recently Issued Accounting Standards
Adopted Accounting Pronouncements
During the first six months of 2024, the Company did not adopt any recent accounting standard updates ("ASU") which had a material effect on the Company's financial position, results of operations, cash flows or related disclosures.
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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the three and six months ended June 30, 2024 and 2023.

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

	THREE MONTHS ENDED
	JUNE 30, 2024
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$580.7	$156.5	$41.6	$—	$—	$—	$778.8
Direct customer sales	78.0	0.3	—	—	—	—	78.3
Aftermarket sales	185.8	26.1	7.0	—	—	—	218.9
Other	37.0	4.9	0.1	102.4	0.2	(52.5)	92.1
Total Revenues	$881.5	$187.8	$48.7	$102.4	$0.2	$(52.5)	$1,168.1

	THREE MONTHS ENDED
	JUNE 30, 2023
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$412.8	$165.5	$41.2	$—	$—	$—	$619.5
Direct customer sales	176.1	2.0	—	—	—	—	178.1
Aftermarket sales	184.1	28.2	8.0	—	—	—	220.3
Other	15.5	4.9	0.4	96.6	1.0	(45.7)	72.7
Total Revenues	$788.5	$200.6	$49.6	$96.6	$1.0	$(45.7)	$1,090.6

	SIX MONTHS ENDED
	JUNE 30, 2024
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$1,012.6	$320.3	$74.3	$—	$—	$—	$1,407.2
Direct customer sales	207.8	1.3	—	—	—	—	209.1
Aftermarket sales	363.5	52.9	11.9	—	—	—	428.3
Other	67.3	12.7	0.2	198.6	0.7	(99.5)	180.0
Total Revenues	$1,651.2	$387.2	$86.4	$198.6	$0.7	$(99.5)	$2,224.6

	SIX MONTHS ENDED
	JUNE 30, 2023
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$776.9	$342.6	$82.0	$—	$—	$—	$1,201.5
Direct customer sales	298.6	4.5	—	—	—	—	303.1
Aftermarket sales	365.9	57.1	15.0	—	—	—	438.0
Other	33.0	11.3	0.5	195.2	2.6	(95.3)	147.3
Total Revenues	$1,474.4	$415.5	$97.5	$195.2	$2.6	$(95.3)	$2,089.9

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

Deferred Revenue
Balance, December 31, 2023	$92.5
Customer deposits and billings	26.8
Revenue recognized	(42.6)
Foreign currency effect	(0.2)
Balance, June 30, 2024	$76.5

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

Operating profit is the measure of segment profit or loss. Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2024	2023	2024	2023
Revenues from external customers
Americas	$881.5	$788.5	$1,651.2	$1,474.4
EMEA	187.8	200.6	387.2	415.5
JAPIC	48.7	49.6	86.4	97.5
Lift truck business	1,118.0	1,038.7	2,124.8	1,987.4
Bolzoni	102.4	96.6	198.6	195.2
Nuvera	0.2	1.0	0.7	2.6
Eliminations	(52.5)	(45.7)	(99.5)	(95.3)
Total	$1,168.1	$1,090.6	$2,224.6	$2,089.9

Operating profit (loss)
Americas	$104.0	$65.2	$193.6	$112.7
EMEA	4.8	1.1	10.0	3.7
JAPIC	(5.7)	(3.8)	(11.2)	(6.1)
Lift truck business	103.1	62.5	192.4	110.3
Bolzoni	4.0	5.4	7.3	9.8
Nuvera	(11.5)	(9.2)	(20.9)	(19.0)
Eliminations	—	0.1	0.6	0.3
Total	$95.6	$58.8	$179.4	$101.4

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

A reconciliation of the U.S. federal statutory rate to the reported income tax rate is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2024	2023	2024	2023
Income before income taxes	$90.0	$50.8	$166.9	$86.7
Statutory taxes (21%)	$18.9	$10.7	$35.0	$18.2
Interim adjustment	0.2	—	0.4	(0.3)
Permanent adjustments:
Valuation allowance	4.4	0.9	9.7	0.5
Other	3.8	2.7	7.2	4.4
Discrete items	(1.2)	(2.3)	(1.1)	(2.1)
Income tax expense	$26.1	$12.0	$51.2	$20.7
Reported income tax rate	29.0%	23.6%	30.7%	23.9%

In 2024, the Company’s reported income tax rate for the current year differs from the U.S. federal statutory rate primarily as a result of recording an additional valuation allowance attributable to the capitalization of research and development expenses under current U.S. tax rules.

During the first and second quarters of 2024 and 2023, the Company recorded other permanent adjustments primarily relating to state income taxes and non-deductible compensation.

During the second quarter of 2024 and 2023, the Company recognized discrete tax benefits of $1.2 million and $2.3 million, respectively, resulting from the expiration of the statute of limitations for uncertain tax positions. Of those amounts, an offsetting pre-tax indemnity receivable was recorded for $0.2 million and $2.1 million for the second quarter of 2024 and 2023, respectively. The expense for the release of the indemnity receivable was recorded in pre-tax earnings on the line “Other, net” in the unaudited condensed consolidated statements of operations.

During 2023, the Company's reported income tax rate assumed that a significant portion of its net operating loss carryforwards would be utilized along with the release of the associated valuation allowances. This release was offset by the capitalization of research and development expenses under U.S. tax rules for which a valuation allowance was provided. The net of these items is included in the valuation allowance line in the table above.

Note 6—Reclassifications from OCI

The following table summarizes reclassifications out of Accumulated Other Comprehensive Income ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

OCI Components	Amount Reclassified from OCI				Affected Line Item
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2024	2023	2024	2023
Gain (loss) on cash flow hedges:
Interest rate contracts	$1.7	$3.9	$3.6	$2.7	Interest expense
Foreign exchange contracts	(9.7)	(8.3)	(18.9)	(18.0)	Cost of sales
Total before tax	(8.0)	(4.4)	(15.3)	(15.3)	Income before income taxes
Tax (expense) benefit	0.1	—	0.1	—	Income tax expense
Net of tax	$(7.9)	$(4.4)	$(15.2)	$(15.3)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(0.9)	$(0.7)	$(1.7)	$(1.4)	Other, net
Total before tax	(0.9)	(0.7)	(1.7)	(1.4)	Income before income taxes
Tax (expense) benefit	—	(0.1)	—	—	Income tax expense
Net of tax	$(0.9)	$(0.8)	$(1.7)	$(1.4)	Net income
Total reclassifications for the period	$(8.8)	$(5.2)	$(16.9)	$(16.7)

Note 7—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding finance leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At June 30, 2024, the carrying value and fair value of revolving credit agreements and long-term debt, excluding finance leases, was $475.8 million and $475.3 million, respectively. At December 31, 2023, the carrying value and fair value of revolving credit agreements and long-term debt, excluding finance leases, was $466.7 million and $464.0 million, respectively.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $0.8 billion at June 30, 2024, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, British pounds, Swedish kroner, Mexican pesos, and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $0.9 billion at December 31, 2023, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, British pounds, Swedish kroner, Mexican pesos and Australian dollars. The fair value of these contracts approximated a net liability of $27.6 million and $12.2 million at June 30, 2024 and December 31, 2023, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2024, $27.4 million of the amount of net deferred loss included in OCI at June 30, 2024 is expected to be reclassified as expense into the unaudited condensed consolidated statements of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on its $225.0 million term loan borrowings. In addition, the Company holds certain contracts that hedge interest payments on Bolzoni's debt.

The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at June 30, 2024 and December 31, 2023:

Notional Amount		Average Fixed Rate
JUNE 30	DECEMBER 31	JUNE 30	DECEMBER 31
2024	2023	2024	2023	Term at June 30, 2024
$180.0	$180.0	1.65%	1.65%	Extending to May 2027
$5.0	$7.5	0.65%	0.51%	Extending to May 2027

The fair value of all interest rate swap agreements was a net asset of $13.1 million and $11.9 million at June 30, 2024 and December 31, 2023, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2024, $6.5 million of the amount included in OCI as net deferred gain is expected to be reclassified as income in the unaudited condensed consolidated statements of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.
The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	JUNE 30 2024	DECEMBER 31 2023	Balance Sheet Location	JUNE 30 2024	DECEMBER 31 2023
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$6.0	$5.6	Prepaid expenses and other	$—	$—
Long-term	Other non-current assets	7.1	6.3	Other non-current assets	—	—

Foreign currency exchange contracts
Current	Prepaid expenses and other	1.8	1.2	Prepaid expenses and other	1.1	1.4
	Other current liabilities	2.6	7.2	Other current liabilities	25.4	22.2
Long-term	Other non-current assets	—	2.7	Other non-current assets	—	0.5
	Other long-term liabilities	0.2	—	Other long-term liabilities	4.1	0.4
Total derivatives designated as hedging instruments		$17.7	$23.0		$30.6	$24.5
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.7	1.1	Prepaid expenses and other	0.8	0.6
	Other current liabilities	1.3	2.3	Other current liabilities	2.8	1.6
Total derivatives not designated as hedging instruments		$2.0	$3.4		$3.6	$2.2
Total derivatives		$19.7	$26.4		$34.2	$26.7

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of June 30, 2024				Derivative Liabilities as of June 30, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$13.1	$—	$13.1	$13.1	$—	$—	$—	$—
Foreign currency exchange contracts	0.6	(0.6)	—	—	28.2	(0.6)	27.6	27.6
Total derivatives	$13.7	$(0.6)	$13.1	$13.1	$28.2	$(0.6)	$27.6	$27.6

	Derivative Assets as of December 31, 2023				Derivative Liabilities as of December 31, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$11.9	$—	$11.9	$11.9	$—	$—	$—	$—
Foreign currency exchange contracts	2.5	(2.5)	—	—	14.7	(2.5)	12.2	12.2
Total derivatives	$14.4	$(2.5)	$11.9	$11.9	$14.7	$(2.5)	$12.2	$12.2

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS ENDED		SIX MONTHS ENDED			THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30					JUNE 30
Derivatives Designated as Hedging Instruments	2024	2023	2024	2023		2024	2023	2024	2023
Cash Flow Hedges
Interest rate swap agreements	$1.1	$7.0	$4.5	$3.2	Interest expense	$1.7	$3.9	$3.6	$2.7
Foreign currency exchange contracts	(12.4)	(10.1)	(31.0)	(5.2)	Cost of sales	(9.7)	(8.3)	(18.9)	(18.0)
Total	$(11.3)	$(3.1)	$(26.5)	$(2.0)		$(8.0)	$(4.4)	$(15.3)	$(15.3)

Derivatives Not Designated as Hedging Instruments					Location of Gain or (Loss) Recognized in Income on Derivative	2024	2023	2024	2023
Cash Flow Hedges
Foreign currency exchange contracts					Cost of sales	$(2.0)	$(4.6)	$(5.3)	$(4.7)
Total						$(2.0)	$(4.6)	$(5.3)	$(4.7)

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

The Company presents the components of net periodic pension expense (benefit), other than service cost, in other (income) expense in the unaudited condensed consolidated statements of operations for its pension plans. Service cost for the Company's pension plan is reported in operating profit. The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2024	2023	2024	2023
U.S. Pension
Interest cost	$0.6	$0.7	$1.1	$1.3
Expected return on plan assets	(0.7)	(0.7)	(1.3)	(1.3)
Amortization of actuarial loss	0.5	0.5	1.0	1.0
Net periodic pension expense	$0.4	$0.5	$0.8	$1.0
Non-U.S. Pension
Interest cost	1.3	1.4	2.6	2.7
Expected return on plan assets	(1.8)	(1.9)	(3.5)	(3.7)
Amortization of actuarial loss	0.4	0.2	0.7	0.4
Net periodic pension benefit	$(0.1)	$(0.3)	$(0.2)	$(0.6)

Note 9—Inventories

Inventories are summarized as follows:

	JUNE 30 2024	DECEMBER 31 2023
Finished goods and service parts	$436.3	$395.9
Work in process	35.6	39.2
Raw materials	415.9	471.5
Total manufactured inventories	887.8	906.6
LIFO reserve	(97.1)	(90.9)
Total inventory	$790.7	$815.7
Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At June 30, 2024 and December 31, 2023, 52% and 49%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, for the lift truck business in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

Note 10—Product Warranties

The Company provides a standard warranty on its lift trucks, generally for twelve months or 1,000 to 2,000 operating hours. For certain series of lift trucks, the Company provides a standard warranty of one to two years or 2,000 or 4,000 operating hours. For certain components in some series of lift trucks, the Company provides a standard warranty of two to three years or 4,000 to 6,000 operating hours. The Company estimates the costs which may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized.

In addition, the Company sells separately priced, extended warranty agreements for its lift trucks, which generally provide a warranty for an additional two to five years or up to 2,400 to 10,000 operating hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2024
Balance at December 31, 2023	$68.1
Current year warranty expense	22.6
Change in estimate related to pre-existing warranties	1.5
Payments made	(16.6)
Foreign currency effect	(1.0)
Balance at June 30, 2024	$74.6

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

Note 12—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at June 30, 2024 and December 31, 2023 were $172.7 million and $162.4 million, respectively. As of June 30, 2024, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at June 30, 2024 was approximately $227.0 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of June 30, 2024, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $46.3 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $16.5 million as of June 30, 2024. The $46.3 million is included in the $172.7 million of total amounts subject to recourse or repurchase obligations at June 30, 2024.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At June 30, 2024, approximately $166.2 million of the Company's total recourse or repurchase obligations of $172.7 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At June 30, 2024, loans from WF to HYGFS totaled $1.4 billion. Although the Company’s contractual guarantee was $270.7 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $166.2 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $243.4 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $318.9 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

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

The Company's equity investments in unconsolidated affiliates recorded on the unaudited condensed consolidated balance sheets are as follows:

	June 30, 2024	December 31, 2023
HYGFS	$23.4	$22.2
SN	28.0	33.4
Bolzoni	0.4	0.4

Dividends received from unconsolidated affiliates are summarized below:

	SIX MONTHS ENDED
	JUNE 30
	2024	2023
HYGFS	$4.4	$10.5

Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2024	2023	2024	2023
Revenues	$103.2	$121.3	$211.3	$229.3
Gross profit	38.9	44.0	79.5	83.4
Income from continuing operations	12.5	15.9	22.9	27.6
Net income	12.5	15.9	22.9	27.6

The Company has a debt investment in a third party, OneH2, Inc. The Company's investment was $0.8 million as of each June 30, 2024 and December 31, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Hyster-Yale, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company Hyster-Yale Materials Handling, Inc. ("HYMH"), is a globally integrated company offering a full line of high-quality, application-tailored lift trucks and solutions aimed at meeting the specific materials handling needs of its customers. The Company's solutions include attachments and hydrogen fuel cell power products, telematics, automation and fleet management services, as well as a variety of other power options for its lift trucks. The Company, through HYMH, designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally, primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. The Company's distribution network consisted of approximately 350 independent dealers as of June 30, 2024. The materials handling business historically has been cyclical because the order rate for lift trucks fluctuates depending on the economic activity level in the various industries and countries its customers serve. Lift trucks and component parts are manufactured in the United States, China, Northern Ireland, Mexico, the Netherlands, Brazil, the Philippines, Italy, Japan and Vietnam. As of June 30, 2024, the Company owned a 90% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal").

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

On May 31, 2024, the Company changed its corporate name to Hyster-Yale, Inc. and the Company’s wholly owned operating subsidiary, Hyster-Yale Group, Inc., changed its corporate name to Hyster-Yale Materials Handling, Inc.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of Critical Accounting Policies and Estimates as disclosed on pages 16 through 17 in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Critical Accounting Policies and Estimates have not materially changed since December 31, 2023.

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)	SIX MONTHS ENDED		Favorable / (Unfavorable)
	JUNE 30			JUNE 30
	2024	2023	% Change	2024	2023	% Change
Revenues
Americas	$881.5	$788.5	11.8%	$1,651.2	$1,474.4	12.0%
EMEA	187.8	200.6	(6.4)%	387.2	415.5	(6.8)%
JAPIC	48.7	49.6	(1.8)%	86.4	97.5	(11.4)%
Lift truck business	1,118.0	1,038.7	7.6%	2,124.8	1,987.4	6.9%
Bolzoni	102.4	96.6	6.0%	198.6	195.2	1.7%
Nuvera	0.2	1.0	(80.0)%	0.7	2.6	(73.1)%
Eliminations	(52.5)	(45.7)	14.9%	(99.5)	(95.3)	4.4%
	$1,168.1	$1,090.6	7.1%	$2,224.6	$2,089.9	6.4%

	THREE MONTHS ENDED		Favorable / (Unfavorable)	SIX MONTHS ENDED		Favorable / (Unfavorable)
	JUNE 30			JUNE 30
	2024	2023	% Change	2024	2023	% Change
Gross profit
Americas	$202.1	$143.4	40.9%	$380.2	$264.6	43.7%
EMEA	32.5	27.1	19.9%	66.4	54.0	23.0%
JAPIC	4.8	6.5	(26.2)%	8.4	14.0	(40.0)%
Lift truck business	239.4	177.0	35.3%	455.0	332.6	36.8%
Bolzoni	22.4	22.6	(0.9)%	44.2	43.3	2.1%
Nuvera	(2.5)	(1.8)	(38.9)%	(4.8)	(3.9)	(23.1)%
Eliminations	—	0.1	(100.0)%	0.6	0.3	100.0%
	$259.3	$197.9	31.0%	$495.0	$372.3	33.0%
Selling, general and administrative expenses
Americas	$98.1	$78.2	(25.4)%	$186.6	$151.9	(22.8)%
EMEA	27.7	26.0	(6.5)%	56.4	50.3	(12.1)%
JAPIC	10.5	10.3	(1.9)%	19.6	20.1	2.5%
Lift truck business	136.3	114.5	(19.0)%	262.6	222.3	(18.1)%
Bolzoni	18.4	17.2	(7.0)%	36.9	33.5	(10.1)%
Nuvera	9.0	7.4	(21.6)%	16.1	15.1	(6.6)%
	$163.7	$139.1	(17.7)%	$315.6	$270.9	(16.5)%
Operating profit (loss)
Americas	$104.0	$65.2	59.5%	$193.6	$112.7	71.8%
EMEA	4.8	1.1	336.4%	10.0	3.7	170.3%
JAPIC	(5.7)	(3.8)	(50.0)%	(11.2)	(6.1)	(83.6)%
Lift truck business	103.1	62.5	65.0%	192.4	110.3	74.4%
Bolzoni	4.0	5.4	(25.9)%	7.3	9.8	(25.5)%
Nuvera	(11.5)	(9.2)	(25.0)%	(20.9)	(19.0)	(10.0)%
Eliminations	—	0.1	(100.0)%	0.6	0.3	100.0%
	$95.6	$58.8	62.6%	$179.4	$101.4	76.9%
Interest expense	$8.8	$8.4	(4.8)%	$17.7	$18.6	4.8%
Other (income) expense	$(3.2)	$(0.4)	700.0%	$(5.2)	$(3.9)	33.3%
Net income attributable to stockholders	$63.3	$38.3	65.3%	$114.8	$64.9	76.9%
Diluted earnings per share	$3.58	$2.21	62.0%	$6.51	$3.76	73.1%
Reported income tax rate	29.0%	23.6%		30.7%	23.9%

The following is the detail of the approximate value of the Company's lift truck unit bookings dollar value and lift truck backlog dollar value. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit. As of June 30, 2024, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2024	2023	2024	2023
Bookings, approximate sales value	$380	$680	$900	$1,370
Backlog, approximate sales value	$2,560	$3,610	$2,560	$3,610

Second Quarter of 2024 Compared with Second Quarter of 2023

The following table identifies the components of change in revenues for the second quarter of 2024 compared with the second quarter of 2023:

	Revenues
		Lift Truck
	HY	Americas	EMEA	JAPIC
2023	$1,090.6	$788.5	$200.6	$49.6
Increase (decrease) in 2024 from:
Lift Truck
Price	49.1	47.0	2.1	—
Other	27.5	27.5	0.1	(0.1)
Unit volume and product mix	9.6	23.0	(14.1)	0.7
Foreign currency	0.6	(0.2)	1.2	(0.4)
Parts	(7.5)	(4.3)	(2.1)	(1.1)
Bolzoni revenues	5.8	—	—	—
Nuvera revenues	(0.8)	—	—	—
Eliminations	(6.8)	—	—	—
2024	$1,168.1	$881.5	$187.8	$48.7

Revenues increased 7.1% to $1,168.1 million in the second quarter of 2024 from $1,090.6 million in the second quarter of 2023. The increase in Lift Truck revenues was primarily due to improved pricing, as well as favorable "Other" revenue as a result of lower customer and dealer incentive programs in 2024 compared to 2023. These increases were partially offset by a decline in unit volume in EMEA and lower parts sales, which were more than offset by a favorable shift in sales to higher-priced lift trucks, primarily in the Americas. The shift in sales to higher-priced lift trucks was mainly as a result of increased sales of higher capacity models within Class IV and V internal combustion trucks, including higher sales of Big Trucks.

Bolzoni's revenues increased in the second quarter of 2024 compared with the second quarter of 2023, primarily due to higher sales volumes.

The following table identifies the components of change in operating profit (loss) for the second quarter of 2024 compared with the second quarter of 2023:

	Operating Profit (Loss)
		Lift Truck
	HY	Americas	EMEA	JAPIC
2023	$58.8	$65.2	$1.1	$(3.8)
Increase (decrease) in 2024 from:
Lift truck gross profit	62.3	58.7	5.4	(1.7)
Lift truck selling, general and administrative expenses	(21.8)	(19.9)	(1.7)	(0.2)
Nuvera operations	(2.3)	—	—	—
Bolzoni operations	(1.4)	—	—	—
2024	$95.6	$104.0	$4.8	$(5.7)

The Company recognized operating profit of $95.6 million in the second quarter of 2024 compared with $58.8 million in the second quarter of 2023. The increase in Lift Truck operating profit was primarily due to improved gross profit from higher pricing of $49.1 million, mainly in the Americas, improved margin from lower dealer and customer incentives and favorable material costs in the Americas. These increases were partially offset by manufacturing inefficiencies tied to lower production volumes and lower parts volumes. The increase in gross profit was partially offset by higher selling, general and administrative expenses, primarily related to higher marketing, product development and product liability costs, as well as increased employee-related costs, including incentive compensation.

Operating profit in the Americas increased in the second quarter of 2024 compared with the second quarter of 2023, mainly as a result of improved gross profit from higher pricing of $47.0 million, improved margin from lower dealer and customer incentives and favorable material costs. Operating profit was unfavorably impacted by higher selling, general and administrative expenses.

EMEA's operating profit increased in the second quarter of 2024 compared with the second quarter of 2023, primarily from higher gross profit from a shift in sales to higher-margin lift trucks and improved pricing of $2.1 million. The increase was partially offset by lower unit and parts volume and higher selling, general and administrative expenses.

The operating loss in JAPIC increased to $5.7 million in the second quarter of 2024 from $3.8 million in the second quarter of 2023, mainly due to higher freight costs.

Bolzoni's operating profit decreased in the second quarter of 2024 compared with the second quarter of 2023, primarily due to higher selling, general and administrative expenses which more than offset an improvement in gross profit.

The operating loss at Nuvera increased in the second quarter of 2024 compared with the second quarter of 2023, mainly due to higher selling, general and administrative expenses, primarily related to higher product development and lease expenses.

The Company recognized net income attributable to stockholders of $63.3 million in the second quarter of 2024 compared with $38.3 million in the second quarter of 2023. The improvement was primarily the result of higher operating profit, partially offset by increased income tax expense, mainly from a higher effective income tax rate in the second quarter of 2024 compared with the second quarter of 2023. This higher rate was due to the continued capitalization of research and development expenditures for U.S. tax purposes combined with the Company's inability to record deferred tax assets on its balance sheet given its U.S. valuation allowance position. See Note 5 of the Company's condensed consolidated financial statements for further discussion of the Company's income tax provision.

First Six Months of 2024 Compared with First Six Months of 2023

The following table identifies the components of change in revenues for the first six months of 2024 compared with the first six months of 2023:

	Revenues
		Lift truck
	HY	Americas	EMEA	JAPIC
2023	$2,089.9	$1,474.4	$415.5	$97.5
Increase (decrease) in 2024 from:
Lift Truck
Price	107.3	94.5	12.8	—
Other	42.2	41.3	0.8	0.1
Foreign currency	6.6	0.6	7.0	(1.0)
Parts	(17.7)	(9.5)	(4.9)	(3.3)
Unit volume and product mix	(1.0)	49.9	(44.0)	(6.9)
Bolzoni revenues	3.4	—	—	—
Nuvera revenues	(1.9)	—	—	—
Eliminations	(4.2)	—	—	—
2024	$2,224.6	$1,651.2	$387.2	$86.4

Revenues increased 6.4% to $2,224.6 million in the first six months of 2024 from $2,089.9 million in the first six months of 2023. The increase was primarily due to improved pricing, as well as favorable "Other" revenue as a result of lower customer and dealer incentive programs in 2024 compared to 2023. These increases were partially offset by a decline in unit volume in EMEA, which was more than offset by a favorable shift in sales to higher-priced lift trucks mainly in the Americas, as well as lower part sales. The shift in sales to higher-priced lift trucks was mainly as a result of increased sales of higher capacity models within Class IV and V internal combustion trucks, including higher sales of Big Trucks.

Bolzoni revenues increased in the first six months of 2024 compared with the first six months of 2023, mainly from improved pricing.

The following table identifies the components of change in operating profit for the first six months of 2024 compared with the first six months of 2023:

	Operating Profit (Loss)
		Lift truck
	HY	Americas	EMEA	JAPIC
2023	$101.4	$112.7	$3.7	$(6.1)
Increase (decrease) in 2024 from:
Lift truck gross profit	122.7	115.6	12.4	(5.6)
Lift truck selling, general and administrative expenses	(40.3)	(34.7)	(6.1)	0.5
Bolzoni operations	(2.5)	—	—	—
Nuvera operations	(1.9)	—	—	—
2024	$179.4	$193.6	$10.0	$(11.2)

The Company recognized an operating profit of $179.4 million in the first six months of 2024 compared with $101.4 million in the first six months of 2023. The increase in Lift Truck operating profit was primarily due to improved gross profit from higher pricing of $107.3 million in the Americas and EMEA, favorable material costs and improved margin from lower dealer and customer incentives in the Americas compared with the first six months of 2023. These items were partially offset by higher selling, general and administrative expenses primarily due to increased employee-related costs, including incentive compensation, as well as higher product development and marketing costs.

Operating profit in the Americas increased in the first six months of 2024 compared with the first six months of 2023, primarily due to improved gross profit from higher pricing of $94.5 million, favorable material costs and improved margin from lower dealer and customer incentives in the Americas compared with the first six months of 2023. These improvements were partially offset by manufacturing inefficiencies tied to lower production volumes and lower parts sales. In addition, operating profit was unfavorably impacted by higher selling, general and administrative expenses.

EMEA's operating profit increased in the first six months of 2024 compared with the first six months of 2023, mainly due to improved gross profit from improved pricing of $12.8 million and a shift in sales mix to higher-margin lift trucks, partially offset by lower unit and part volumes.

JAPIC's operating loss increased to $11.2 million in the first six months of 2024 from $6.1 million in the first six months of 2023, primarily due to lower gross profit from unfavorable freight costs, lower unit and part volume and a shift in mix to lower-margin products, partially offset by favorable foreign currency movements and lower selling, general and administrative expenses.

Bolzoni's operating profit decreased to $7.3 million in the first six months of 2024 compared with $9.8 million in the first six months of 2023, mainly due to higher selling, general and administrative costs, primarily related to higher employee and warranty costs.

Nuvera's operating loss increased to $20.9 million in the first six months of 2024 compared with $19.0 million in the first six months of 2023, primarily from higher selling, general and administrative expenses, primarily related to higher lease expenses.

The Company recognized net income attributable to stockholders of $114.8 million in the first six months of 2024 compared with $64.9 million in the first six months of 2023. The improvement was primarily the result of the factors affecting operating profit, partially offset by higher income taxes. See Note 5 of the Company's condensed consolidated financial statements for further discussion of the Company's income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2024	2023	Change
Operating activities:
Net income	$115.7	$66.0	$49.7
Depreciation and amortization	24.1	22.5	1.6
Stock-based compensation	17.4	10.8	6.6
Dividends from unconsolidated affiliates	4.4	10.5	(6.1)
Other operating activities	8.8	6.9	1.9
Changes in assets and liabilities
Accounts receivable	(83.9)	(55.4)	(28.5)
Inventories	9.0	(19.8)	28.8
Accounts payable and other liabilities	(74.2)	10.6	(84.8)
Other current assets	(1.4)	(7.3)	5.9
Net cash provided by operating activities	19.9	44.8	(24.9)
Investing activities:
Expenditures for property, plant and equipment	(19.7)	(10.6)	(9.1)
Proceeds from the sale of assets and business	1.0	1.9	(0.9)
Purchase of noncontrolling interest	—	(3.2)	3.2
Net cash used for investing activities	(18.7)	(11.9)	(6.8)

Cash flow before financing activities	$1.2	$32.9	$(31.7)

Net cash provided by operating activities decreased $24.9 million in the first six months of 2024 compared with the first six months of 2023, primarily as a result of changes in assets and liabilities partially offset by higher net income. The changes in assets and liabilities were mainly due to a large decrease in accounts payable and other liabilities during the first six months of 2024 compared with the first six months of 2023. The decrease in accounts payable and other liabilities is mainly due to a decrease in customer deposits, payment of employee incentives and higher settlements of product liability claims in the first six months of 2024 compared with the first six months of 2023. In addition, accounts receivable increased mainly due to increased revenues in the first six months of 2024 compared to the first six months of 2023.

The change in net cash used for investing activities during the first six months of 2024 compared with the first six months of 2023 was mainly due to higher capital expenditures in 2024 partially offset by the absence of Bolzoni's purchase of a noncontrolling interest in 2023.

	2024	2023	Change
Financing activities:
Net increase (decrease) of long-term debt and revolving credit agreements	$10.8	$(15.8)	$26.6
Cash dividends paid	(13.1)	(12.4)	(0.7)
Purchase of treasury stock	(9.1)	(0.1)	(9.0)
Other	—	(0.6)	0.6
Net cash used for financing activities	$(11.4)	$(28.9)	$17.5

The change in net cash used for financing activities was primarily due to additional borrowings during the first six months of 2024 compared with debt repayments in the first six months of 2023. Additionally, the Company purchased treasury stock in the first six months of 2024 related to employee-related incentive stock compensation plans.

Financing Activities

The Company has a $300.0 million secured, floating-rate revolving credit facility (the "Facility") that expires in June 2026 and a $225.0 million term loan (the "Term Loan"), which matures in May 2028. The Facility previously included a $25.0 million tranche which terminated on May 1, 2024.

The Facility can be increased up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders. The obligations under the Facility are generally secured by a first priority lien on working capital assets of the borrowers and guarantors in the Facility, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property. The approximate book value of assets held as collateral under the Facility was $1.3 billion as of June 30, 2024.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At June 30, 2024, the Company was in compliance with the covenants in the Facility.

Key terms of the Facility as of June 30, 2024 were as follows:

FACILITY
U.S. borrowing capacity	$210.0
Non-U.S. borrowing capacity	90.0
Outstanding	106.7
Availability restrictions	4.8
Availability	$188.5

Applicable margins, as defined in agreement
U.S. base rate loans	0.25% to 0.75%
SOFR, EURIBOR and non-U.S. base rate loans	1.25% to 1.75%
SOFR adjustment, as defined in agreement	0.10%
Applicable margins, for amounts outstanding
U.S. base rate loans	0.50%
SOFR loans	1.50%
Non-U.S. base rate loans	1.50%
Applicable interest rate, for amounts outstanding
U.S. base rate	9.00%
SOFR	6.94%
EURIBOR	5.27%
Facility fee, per annum on unused commitment	0.25%

The Term Loan requires quarterly principal payments on the last day of each March, June, September and December, which commenced September 30, 2021, in an amount equal to $562,500 and the final principal repayment is due in May 2028. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan.
The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on U.S. working capital assets of the borrowers and guarantors of the Facility, which includes, but is not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Term Loan was $900 million as of June 30, 2024.
In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. At June 30, 2024, the Company was in compliance with the covenants in the Term Loan.
Key terms of the Term Loan as of June 30, 2024 were as follows:

TERM LOAN
Outstanding	$218.2
Discounts and unamortized deferred financing fees	2.9
Net amount outstanding	$215.3
Applicable margins, as defined in agreement
U.S. base rate loans	2.50%
SOFR	3.50%
SOFR adjustment, as defined in agreement	0.11%
SOFR floor	0.50%
Applicable interest rate, for amounts outstanding	8.94%
The Company had other debt outstanding, excluding finance leases, of approximately $153.8 million at June 30, 2024. In addition to the excess availability under the Facility of $188.5 million, the Company had remaining availability of $28.5 million related to other non-U.S. revolving credit agreements at June 30, 2024.
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

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Six Months Ended June 30, 2024	Planned for Remainder of 2024	Planned 2024 Total	Actual 2023
Lift truck business	$16.0	$32.4	$48.4	$26.8
Bolzoni	2.0	6.8	8.8	5.1
Nuvera	1.7	1.1	2.8	3.5
	$19.7	$40.3	$60.0	$35.4

Planned expenditures for the remainder of 2024 are primarily for product development, improvements at manufacturing locations, manufacturing equipment improvements to information technology infrastructure. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	JUNE 30 2024	DECEMBER 31 2023	Change
Cash and cash equivalents	$66.5	$78.8	$(12.3)
Other net tangible assets	830.0	729.4	100.6
Intangible assets	35.9	39.3	(3.4)
Goodwill	51.6	53.3	(1.7)
Net assets	984.0	900.8	83.2
Total debt	(501.9)	(494.0)	(7.9)
Total temporary and permanent equity	$482.1	$406.8	$75.3
Debt to total capitalization	51%	55%	(4)%

OUTLOOK AND LONG-TERM OBJECTIVES

Lift Truck Business

The Lift Truck business is focused on delivering optimal solutions to its broad customer base, including lift trucks and advanced on-truck technologies, such as its innovative Operator Assist Systems (OAS). Together, these solutions provide customers with the right capabilities and functionality for their specific applications, while also increasing the unit sales value substantially. As a result of both Lift Truck's product line breadth and increasingly value-add technology solutions, per unit truck sales values can differ materially. Thus, aggregate unit data has become less meaningful. In this context, the Company will focus on total dollar values as its measure for bookings and backlog.

Lift Truck estimates that the Q2 2024 global lift truck market was lower than prior year levels, with a significant decrease in the Americas market and a more moderate reduction in the EMEA market. The Industrial Truck Association (ITA) provides current North America market data for factory bookings, generally defined as orders placed directly with the manufacturer, which showed a 56% year-over-year decrease in Q2 2024. The reduced North America factory booking rates were expected after the highly elevated levels experienced during the pandemic and subsequent period of supply chain shortages. However, the decrease was steeper and earlier than anticipated. In effect, these recent, low factory bookings are quickly moving total average factory bookings back toward a normalized growth trend line. The Lift Truck business currently expects below-trend North America factory bookings to continue into early 2025. During this period, it is expected that the below-trend booking levels will balance out the prior above-trend rates, returning the market to a normalized level.

Consistent with these market factors, Lift Truck's dollar-value factory bookings continued to decline quarter-over-quarter to $380 million in Q2 2024 from $680 million in Q2 2023 and $520 million in Q1 2024.

The Americas segment decline was most significant with Q2 2024 factory bookings of $230 million down 56% from prior year and 36% sequentially. While Lift Truck increased its Americas market share in the first six months of 2024, this did not offset the steep market decline. To put 2024's North America factory bookings in context, Lift Truck believes that recent factory booking declines are due to:
•Order cancellations by customers who no longer need previously placed orders due to lower than expected activity,
•Reduced lead times,
•Customer and dealer requests to delay shipments of current backlog orders to a time that better suits their needs, or
•Current retail bookings, orders placed through dealers with specific end-customer purchase orders, being fulfilled from existing, unshipped factory bookings or from current dealer stock levels.
Considering Lift Truck's strong global backlog, including in the Americas, shipments are expected to continue at sound levels for the remainder of 2024. The Americas' few remaining open 2024 production slots are expected to be filled between August and December. This segment is working to extend its backlog by filling open 2025 production slots, largely in the second half of the year. Lift Truck expects to continue increasing Americas' market share over the remainder of 2024 and into 2025. These expected gains are the result of the recently introduced 1 to 3.5-ton modular, scalable products reaching their full market potential, as well as additional modular, scalable products expected to be launched in the second half of 2024 and first half of 2025.

The market situation in the EMEA and JAPIC segments is similar to the Americas but much less pronounced. During the pandemic and supply chain disruption periods, factory orders in these regions increased more slowly than in the Americas. EMEA and JAPIC factory orders were $150 million in Q2 2024 compared to $160 million in both Q2 2023 and Q1 2024. EMEA and JAPIC market shares are expected to strengthen as production rates for the new 1 to 3.5-ton modular, scalable products ramps up. Share is expected to improve further as the new products begin to achieve their full potential, along with the launch of additional products later in 2024 and in 2025. Production slots in these regions are also largely filled for the balance of 2024, with some lines already in a strong backlog position for 2025.

Lift Truck's current backlog should keep its global shipments generally in line with 2024 production expectations. However, certain lines, particularly in the JAPIC and EMEA lower value warehouse products, are expected to have lower shipments in the second half of 2024 compared to the first half. Global production levels may moderate in 2025 without market or share improvements above current expectations.

Over the past 18 months, Lift Truck has benefited from strong pricing tailwinds and a significant order backlog, which led to product margins above the targeted levels. Looking ahead, Lift Truck is focused on maintaining competitively priced products at or above targeted margin levels. Lift Truck expects to achieve its targeted booking margins through a combination of new model introductions, cost decreases and ongoing pricing discipline.

The combination of rising market share and new bookings, along with the seasonally lower Q3 production levels and Lift Truck’s $2.6 billion backlog, which is equal to 6 to 7 months of revenue at the current quarterly run rate, should help to support the business until market levels improve.

In this context, Lift Truck expects continued year-over-year revenue growth and strong product margins in the second half of 2024 as higher-priced, higher-margin backlog units are shipped. Material and freight cost inflation is expected to somewhat temper the favorable second-half price-to-cost ratio. The combination of these factors and higher operating expenses are expected to reduce second-half operating profit modestly compared with the prior year. Lift Truck is closely monitoring the effects of freight and material cost inflation and a weaker U.S. market and will quickly take any additional cost containment actions needed to help offset the negative impacts. Specifically, in Q3 2024, revenues are expected to increase compared to the prior year, while operating profit is expected to be comparable. Sequentially, third-quarter revenues and operating profit are expected to decrease from the strong second-quarter results due to normal business seasonality and modest impacts from freight cost inflation.

Bolzoni

Bolzoni expects second-half 2024 gross profit to increase compared to second-half 2023. Product margins are expected to improve, despite an expected revenue decline, as Bolzoni increases production of higher-margin attachments and phases out lower-margin legacy component sales to the Lift Truck business. Second-half 2024 operating profit is expected to increase year-over-year, with increased gross profits partly offset by higher operating expenses.

Nuvera

Nuvera remains focused on increasing customer product demonstrations and customer orders in second-half 2024. Shipments are expected to increase in the second half of the year, specifically Q4 2024, compared to second-half 2023, due to current customer orders and anticipated orders for Nuvera's new portable generator, which was introduced in May 2024. The combination of the higher sales and anticipated lower operating expenses is expected to lead to a lower second-half operating loss year-over-year.

Consolidated

Full-year 2024 results are expected to improve compared to the Company's prior outlook due to better-than-expected second quarter results and anticipated further financial improvements in the second half of the year. Second-half revenues should increase while operating profit is likely to moderate slightly compared to the same 2023 period. The Company expects lower interest and tax expense in the second half, year-over-year. As a result, second-half 2024 net income is anticipated to be generally comparable to strong prior year levels, with a modest third-quarter decline expected to be offset by a fourth-quarter improvement. The Company's effective tax rate is anticipated to be modestly higher than 2023, largely due to the capitalization of research and development expenses, but lower than previously anticipated due to a higher U.S. earnings base.

For the twelve-month period ended June 30, 2024, the Company achieved its 7% operating profit margin goal for the combined Lift Truck and Bolzoni businesses, and it achieved its consolidated goal for a greater than 20% return on total capital employed.

These favorable results were due to the substantial post-pandemic backlog in the Lift Truck business and lower-than-anticipated cost inflation. The latter followed a sustained period of high inflation that resulted in multiple lift truck price increases. With markets returning to more normalized levels over time, results are likely to moderate in the 2024 second half from the robust first-half levels. As a result, the Company expects its return measures to moderate, but remain above pre-pandemic levels. However, over time, the Company expects its return measures to return to target levels and be sustainable as a result of its maturing strategic initiatives.

The Company continues to focus on reducing its financial leverage and improving its cash flows and expects further inventory reductions to decrease working capital. Capital expenditures are expected to be $60 million in 2024, down from a Q1 2024 projection of $84 million. While substantial investments are anticipated, maintaining liquidity remains a priority. Overall, the Company expects 2024 cash flow from operations to increase significantly compared with 2023.

Long-Term Objectives

The Company's vision is to transform the way the world moves materials from Port to Home. It strives to do this through two customer promises: providing optimized product solutions and exceptional customer care. Ongoing execution of established strategic initiatives and key projects are expected to help the Company fulfill these promises and achieve long-term revenue and operating profit growth rates above the material handling market's expected growth rates. The Company believes these actions will contribute to an increased and sustainable lift truck and attachment competitive advantage over time. In addition, the Company believes that Nuvera's revenues will increase significantly over future years, bringing additional value to Hyster-Yale's shareholders.

Further information regarding the Company's strategic initiatives can be found in the Company's Q2 2024 Investor Deck. This presentation, available on the Hyster-Yale website, elaborates on the strategies that are critical for Hyster-Yale's long-term prospects. The Company encourages investors to review this material to ensure a clear understanding of Hyster-Yale's future direction.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) delays in delivery and other supply chain disruptions, or increases in costs as a result of inflation or otherwise, including materials, critical components and transportation costs and shortages, the imposition of tariffs on raw materials or sourced products, and labor, or changes in or unavailability of quality suppliers or transporters, including the impacts of the foregoing risks on the Company's liquidity, (2) delays in manufacturing and delivery schedules, (3) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, including any cyclical reduction in demand in the lift truck industry, (4) customer acceptance of pricing, (5) the ability of the Company and its dealers, suppliers and end-users to access credit, or obtain financing at reasonable rates, or at all, as a result of interest rate volatility and current economic and market conditions, including inflation, (6) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, including the Uyghur Forced Labor Prevention Act (the “UFLPA”) which could impact the Company's imports from China, as well as armed conflicts, including the Russia/Ukraine conflict, the Israel and Gaza conflict and/or the conflict in the Red Sea, and their regional effects, (7) exchange rate fluctuations, interest rate volatility and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (8) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (9) the successful commercialization of Nuvera's technology, (10) political and economic uncertainties in the countries where the Company does business, as well as the effects of any withdrawals from such countries, (11) bankruptcy of or loss of major dealers, retail customers or suppliers, (12) customer acceptance of, changes in the costs of, or delays in the development of new products, (13) introduction of new products by, more favorable product pricing offered by or shorter lead times available through competitors, (14) product liability or other litigation, warranty claims or returns of products, (15) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (16) the ability to attract, retain, and replace workforce and administrative employees, (17) disruptions resulting from natural disasters, public health crises, political crises or other catastrophic events, and (18) the ability to protect the Company’s information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network breaches.

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

Changes in internal control over financial reporting: During the second quarter of 2024, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1    Legal Proceedings
    None
Item 1A Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 in the section entitled “Risk Factors.”
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
    None
Item 3    Defaults Upon Senior Securities
    None
Item 4    Mine Safety Disclosures
    Not applicable
Item 5    Other Information
None of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended June 30, 2024.

Item 6    Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number*	Description of Exhibits

3.1(i)
Amendment to the Second Amended and Restated Certification of Incorporation of Hyster-Yale Materials Handling, Inc. is incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed by the Company on May 13, 2024, Commission File Number 000-54799.

3.1(ii)
Third Amended and Restated Certification of Incorporation of Hyster-Yale, Inc. is incorporated by reference to Exhibit 3.1(i) to the Company's Current Report on Form 8-K, filed by the Company on June 5, 2024, Commission File Number 000-54799.

3.1(iii)
Second Amended and Restated Bylaws of Hyster-Yale, Inc. is incorporated by reference to Exhibit 3.1(ii) to the Company's Current Report on Form 8-K, filed by the Company on June 5, 2024, Commission File Number 000-54799.

10.1**
Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.) 2020 Long-Term Equity Incentive Plan (Amended and Restated Effective May 8, 2024) is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on May 13, 2024, Commission File Number 000-54799.

31(i)(1)	Certification of Rajiv K. Prasad. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Scott A. Minder pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Rajiv K. Prasad and Scott A. Minder
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101
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

Hyster-Yale, Inc.

Date:	August 6, 2024	/s/ Dena R. McKee
Dena R. McKee
Vice President, Controller and Chief Accounting Officer (principal accounting officer)