Form 10-Q
period 2024-09-30
HYSTER-YALE, INC.
filed 2024-11-05
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at November 1, 2024: 14,051,417
Number of shares of Class B Common Stock outstanding at November 1, 2024: 3,456,782

HYSTER-YALE, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2024	DECEMBER 31 2023
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$75.6	$78.8
Accounts receivable, net	542.5	497.5
Inventories, net	855.3	815.7
Prepaid expenses and other	85.9	98.1
Total Current Assets	1,559.3	1,490.1
Property, Plant and Equipment, Net	316.9	313.9
Intangible Assets, Net	36.3	39.3
Goodwill	58.2	53.3
Deferred Income Taxes	2.8	3.0
Investments in Unconsolidated Affiliates	59.7	56.8
Other Non-current Assets	139.2	122.7
Total Assets	$2,172.4	$2,079.1
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$527.9	$523.5
Accounts payable, affiliates	6.0	6.7
Revolving credit facilities	78.5	83.3
Short-term debt and current maturities of long-term debt	142.6	169.4
Accrued payroll	82.5	87.4
Deferred revenue	64.3	77.9
Other current liabilities	246.9	270.4
Total Current Liabilities	1,148.7	1,218.6
Long-term Debt	247.4	241.3
Self-insurance Liabilities	38.3	51.1
Pension Obligations	5.1	5.2
Deferred Income Taxes	11.9	12.7
Other Long-term Liabilities	172.0	143.4
Total Liabilities	1,623.4	1,672.3
Temporary Equity
Redeemable Noncontrolling Interest	15.0	14.8
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 14,043,484 shares outstanding (2023 - 13,715,755 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,457,663 shares outstanding (2023 - 3,469,875 shares outstanding)	0.1	0.1
Capital in excess of par value	349.3	327.7
Treasury stock	(8.7)	—
Retained earnings	370.4	256.3
Accumulated other comprehensive loss	(181.3)	(194.3)
Total Stockholders' Equity	529.9	389.9
Noncontrolling Interests	4.1	2.1
Total Permanent Equity	534.0	392.0
Total Liabilities and Equity	$2,172.4	$2,079.1

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2024	2023	2024	2023
	(In millions, except per share data)
Revenues	$1,016.1	$1,001.2	$3,240.7	$3,091.1
Cost of sales	823.2	797.6	2,552.8	2,515.2
Gross Profit	192.9	203.6	687.9	575.9
Operating Expenses
Selling, general and administrative expenses	159.8	145.0	475.4	415.9
Operating Profit	33.1	58.6	212.5	160.0
Other (income) expense
Interest expense	8.4	9.6	26.1	28.2
Income from unconsolidated affiliates	(3.6)	(2.9)	(6.7)	(7.8)
Other, net	0.2	(0.7)	(1.9)	0.3
	5.0	6.0	17.5	20.7
Income Before Income Taxes	28.1	52.6	195.0	139.3
Income tax expense	10.3	16.2	61.5	36.9
Net Income	17.8	36.4	133.5	102.4
Net income attributable to noncontrolling interests	(0.1)	(0.1)	(0.5)	(0.3)
Net income attributable to redeemable noncontrolling interests	(0.3)	(0.3)	(0.3)	(0.7)
Accrued dividend to redeemable noncontrolling interests	(0.2)	(0.2)	(0.7)	(0.7)
Net Income Attributable to Stockholders	$17.2	$35.8	$132.0	$100.7

Basic Earnings per Share	$0.98	$2.08	$7.57	$5.88
Diluted Earnings per Share	$0.97	$2.06	$7.47	$5.82

Dividends per Share	$0.3500	$0.3250	$1.0250	$0.9725

Basic Weighted Average Shares Outstanding	17.500	17.175	17.435	17.122
Diluted Weighted Average Shares Outstanding	17.752	17.413	17.674	17.315

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2024	2023	2024	2023
	(In millions)
Net Income	$17.8	$36.4	$133.5	$102.4
Other comprehensive income (loss)
Foreign currency translation adjustment	26.7	(12.0)	0.7	(6.4)
Current period cash flow hedging activity, net of tax	14.0	(15.1)	(12.4)	(16.6)
Reclassification of hedging activities into earnings, net of tax	7.0	6.8	22.2	22.1
Reclassification of pension into earnings, net of tax	0.8	0.8	2.5	2.2
Comprehensive Income	$66.3	$16.9	$146.5	$103.7
Net income attributable to noncontrolling interests	(0.1)	(0.1)	(0.5)	(0.3)
Net income attributable to redeemable noncontrolling interests	(0.3)	(0.3)	(0.3)	(0.7)
Accrued dividend to redeemable noncontrolling interests	(0.2)	(0.2)	(0.7)	(0.7)
Foreign currency translation adjustment attributable to noncontrolling interests	(0.4)	0.1	(0.3)	0.2
Comprehensive Income Attributable to Stockholders	$65.3	$16.4	$144.7	$102.2

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2024	2023
	(In millions)
Operating Activities
Net income	$133.5	$102.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.8	33.8
Amortization of deferred financing fees	1.2	1.0
Deferred income taxes	(1.1)	(0.7)
Stock-based compensation	21.9	14.0
Dividends from unconsolidated affiliates	4.4	10.5
Other	24.1	14.8
Changes in assets and liabilities:
Accounts receivable	(38.2)	1.8
Inventories	(41.5)	(21.9)
Other current assets	0.1	(6.5)
Accounts payable	2.1	(50.0)
Other liabilities	(52.3)	5.9
Net cash provided by operating activities	90.0	105.1
Investing Activities
Expenditures for property, plant and equipment	(29.9)	(18.9)
Proceeds from the sale of assets	1.4	1.2
Business acquisition, net of cash acquired	(2.2)	—
Proceeds from the sale of business	—	1.1
Purchase of noncontrolling interest	—	(3.2)
Net cash used for investing activities	(30.7)	(19.8)
Financing Activities
Additions to debt	130.7	103.8
Reductions of debt	(157.2)	(119.9)
Net change to revolving credit agreements	(7.4)	(34.1)
Cash dividends paid	(17.9)	(16.7)
Cash dividends paid to noncontrolling interest	(1.3)	(1.3)
Purchase of treasury stock	(9.1)	(0.1)
Financing fees paid	—	(0.8)
Net cash used for financing activities	(62.2)	(69.1)
Effect of exchange rate changes on cash	(0.3)	3.0
Cash and Cash Equivalents
Increase (decrease) for the period	(3.2)	19.2
Balance at the beginning of the period	78.8	59.0
Balance at the end of the period	$75.6	$78.2

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY AND PERMANENT EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, June 30, 2023	$13.9	$0.1	$0.1	$(0.1)	$309.3	$206.5	$(131.4)	$(23.9)	$(70.1)	$290.5	$1.8	$292.3
Stock-based compensation	—	—	—	—	3.2	—	—	—	—	3.2	—	3.2
Stock issued under stock compensation plans	—	—	—	0.1	(0.1)	—	—	—	—	—	—	—
Net income	0.3	—	—	—	—	35.8	—	—	—	35.8	0.1	35.9
Cash dividends	—	—	—	—	—	(5.6)	—	—	—	(5.6)	—	(5.6)
Accrued dividends	0.2	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive loss	—	—	—	—	—	—	(12.0)	(15.1)	—	(27.1)	—	(27.1)
Reclassification adjustment to net income	—	—	—	—	—	—	—	6.8	0.8	7.6	—	7.6
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, September 30, 2023	$14.4	$0.1	$0.1	$—	$312.4	$236.7	$(143.4)	$(32.2)	$(69.3)	$304.4	$1.8	$306.2

Balance, June 30, 2024	$14.2	$0.1	$0.1	$(9.1)	$345.1	$359.3	$(144.3)	$(20.2)	$(65.3)	$465.7	$2.2	$467.9
Stock-based compensation	—	—	—	—	4.6	—	—	—	—	4.6	—	4.6
Stock issued under stock compensation plans	—	—	—	0.4	(0.4)	—	—	—	—	—	—	—
Net income (loss)	0.3	—	—	—	—	17.2	—	—	—	17.2	0.1	17.3
Cash dividends	—	—	—	—	—	(6.1)	—	—	—	(6.1)	—	(6.1)
Accrued dividends	0.2	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income	—	—	—	—	—	—	26.7	14.0	—	40.7	—	40.7
Reclassification adjustment to net income	—	—	—	—	—	—	—	7.0	0.8	7.8	—	7.8
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	1.7	1.7
Foreign currency translation on noncontrolling interest	0.3	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, September 30, 2024	$15.0	$0.1	$0.1	$(8.7)	$349.3	$370.4	$(117.6)	$0.8	$(64.5)	$529.9	$4.1	$534.0

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY AND PERMANENT EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, December 31, 2022	$14.2	$0.1	$0.1	$—	$297.7	$152.7	$(137.0)	$(37.7)	$(71.5)	$204.4	$6.5	$210.9
Stock-based compensation	—	—	—	—	14.0	—	—	—	—	14.0	—	14.0
Stock issued under stock compensation plans	—	—	—	0.1	(0.1)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Net income	0.7	—	—	—	—	100.7	—	—	—	100.7	0.3	101.0
Cash dividends	(0.9)	—	—	—	—	(16.7)	—	—	—	(16.7)	(0.4)	(17.1)
Accrued dividends	0.7	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive loss	—	—	—	—	—	—	(6.4)	(16.6)	—	(23.0)	—	(23.0)
Reclassification adjustment to net income	—	—	—	—	—	—	—	22.1	2.2	24.3	—	24.3
Purchase of noncontrolling interest	—	—	—	—	0.8	—	—	—	—	0.8	(4.0)	(3.2)
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(0.7)	(0.7)
Foreign currency translation on noncontrolling interest	(0.3)	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, September 30, 2023	$14.4	$0.1	$0.1	$—	$312.4	$236.7	$(143.4)	$(32.2)	$(69.3)	$304.4	$1.8	$306.2

Balance, December 31, 2023	$14.8	$0.1	$0.1	$—	$327.7	$256.3	$(118.3)	$(9.0)	$(67.0)	$389.9	$2.1	$392.0
Stock-based compensation	—	—	—	—	22.0	—	—	—	—	22.0	—	22.0
Stock issued under stock compensation plans	—	—	—	0.4	(9.5)	—	—	—	—	(9.1)	—	(9.1)
Purchase of treasury stock	—	—	—	(9.1)	9.1	—	—	—	—	—	—	—
Net income	0.3	—	—	—	—	132.0	—	—	—	132.0	0.5	132.5
Cash dividends	(0.9)	—	—	—	—	(17.9)	—	—	—	(17.9)	(0.4)	(18.3)
Accrued dividends	0.7	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income (loss)	—	—	—	—	—	—	0.7	(12.4)	—	(11.7)	—	(11.7)
Reclassification adjustment to net income	—	—	—	—	—	—	—	22.2	2.5	24.7	—	24.7
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	1.7	1.7
Foreign currency translation on noncontrolling interest	0.1	—	—	—	—	—	—	—	—	—	0.2	0.2
Balance, September 30, 2024	$15.0	$0.1	$0.1	$(8.7)	$349.3	$370.4	$(117.6)	$0.8	$(64.5)	$529.9	$4.1	$534.0

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
The Company, through its wholly owned operating subsidiary, Hyster-Yale Materials Handling, Inc. ("HYMH"), designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, China, Mexico, the Netherlands, Brazil, the Philippines, Italy, Japan and Vietnam. As of September 30, 2024, the Company owned a 90% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal").

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

In July 2024, Bolzoni acquired 60% of the equity interest of a machining business in Italy for an aggregate purchase price of $2.2 million. Bolzoni maintains an option to purchase the remaining 40% of the equity interest of the machining business for a period of five years, subject to certain terms and conditions. The results of operations of this acquired business have been included in the Bolzoni segment since the date of acquisition and are not material to the Company's results of operations, financial position or cash flows.

The Company has not yet finalized its analysis of the fair value of the acquired business, thus the allocation of the purchase price is preliminary and may change in future periods as fair value estimates of the assets acquired and liabilities assumed are refined during the measurement period. The Company will complete the purchase price allocation no later than the third quarter of 2025.

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2024 and the results of its operations and changes in equity for the three and nine months ended September 30, 2024 and 2023, and the results of its cash flows for the nine months ended September 30, 2024 and 2023 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

The accompanying unaudited condensed consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information or notes required by GAAP for complete financial statements.

Note 2—Recently Issued Accounting Standards

Adopted Accounting Pronouncements
During the first nine months of 2024, the Company did not adopt any accounting standard updates ("ASU") which had a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

Recent Accounting Pronouncements
The following table provides a brief description of ASUs not yet adopted:

Standard	Description	Required Date of Adoption	Effect on the financial statements or other significant matters
ASU 2020-04 and ASU 2022-06, Reference Rate Reform (Topic 848)	The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	From the date of issuance through December 31, 2024	The Company does not expect the guidance to have a material effect on its financial position, results of operations, cash flows and related disclosures.
ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60)	The guidance provides a basis of accounting for newly-formed joint venture entities which will recognize and measure assets and liabilities at fair value upon formation.	January 1, 2025	The Company is currently evaluating the guidance and the effect on its financial position, results of operations, cash flows and related disclosures.
ASU 2023-07, Segment Reporting (Topic 280)	The guidance provides requirements for new and updated segment disclosures.	December 31, 2024	The Company will make the required disclosures in the Annual Report on Form 10-K for the year ended December 31, 2024. The Company does not expect the new and updated guidance to have a material effect on its related disclosures.
ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740)	The guidance provides requirements for new and updated income tax disclosures.	January 1, 2025	The Company is currently evaluating the guidance and the effect on its related disclosures.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the three and nine months ended September 30, 2024 and 2023.

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

	THREE MONTHS ENDED
	SEPTEMBER 30, 2024
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$412.4	$111.7	$43.6	$—	$—	$—	$567.7
Direct customer sales	155.7	1.4	—	—	—	—	157.1
Aftermarket sales	184.4	25.7	7.4	—	—	—	217.5
Other	18.6	6.2	0.3	97.6	0.3	(49.2)	73.8
Total Revenues	$771.1	$145.0	$51.3	$97.6	$0.3	$(49.2)	$1,016.1
	THREE MONTHS ENDED
	SEPTEMBER 30, 2023
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$413.2	$149.8	$44.6	$—	$—	$—	$607.6
Direct customer sales	105.3	2.9	—	—	—	—	108.2
Aftermarket sales	170.5	26.0	7.0	—	—	—	203.5
Other	27.5	5.2	—	92.8	1.5	(45.1)	81.9
Total Revenues	$716.5	$183.9	$51.6	$92.8	$1.5	$(45.1)	$1,001.2

	NINE MONTHS ENDED
	SEPTEMBER 30, 2024
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$1,302.9	$430.1	$117.9	$—	$—	$—	$1,850.9
Direct customer sales	485.6	4.6	—	—	—	—	490.2
Aftermarket sales	547.9	78.6	19.3	—	—	—	645.8
Other	85.9	18.9	0.5	296.2	1.0	(148.7)	253.8
Total Revenues	$2,422.3	$532.2	$137.7	$296.2	$1.0	$(148.7)	$3,240.7

	NINE MONTHS ENDED
	SEPTEMBER 30, 2023
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$1,190.1	$492.4	$126.6	$—	$—	$—	$1,809.1
Direct customer sales	403.9	7.4	—	—	—	—	411.3
Aftermarket sales	536.4	83.1	22.0	—	—	—	641.5
Other	60.5	16.5	0.5	288.0	4.1	(140.4)	229.2
Total Revenues	$2,190.9	$599.4	$149.1	$288.0	$4.1	$(140.4)	$3,091.1

Dealer sales and Direct customer sales for the second quarter of 2024 have been adjusted. Accordingly, these line items for the first quarter (as previously disclosed), second quarter (as previously disclosed) and third quarter of 2024 (above), will not be additive for the nine months ended September 30, 2024.

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

Deferred Revenue: The Company defers revenue for transactions that have not met the criteria for recognition at the time payment is collected, including extended warranties and maintenance contracts. In addition, for certain products, services and customer types, the Company collects payment prior to the transfer of control to the customer. Amounts below include both current and long-term portions of deferred revenue.

Deferred Revenue
Balance, December 31, 2023	$92.5
Customer deposits and billings	48.9
Revenue recognized	(64.0)
Foreign currency effect	(0.2)
Balance, September 30, 2024	$77.2

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

Operating profit is the measure of segment profit or loss. Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2024	2023	2024	2023
Revenues from external customers
Americas	$771.1	$716.5	$2,422.3	$2,190.9
EMEA	145.0	183.9	532.2	599.4
JAPIC	51.3	51.6	137.7	149.1
Lift truck business	967.4	952.0	3,092.2	2,939.4
Bolzoni	97.6	92.8	296.2	288.0
Nuvera	0.3	1.5	1.0	4.1
Eliminations	(49.2)	(45.1)	(148.7)	(140.4)
Total	$1,016.1	$1,001.2	$3,240.7	$3,091.1

Operating profit (loss)
Americas	$52.7	$65.4	$246.3	$178.1
EMEA	(9.6)	2.4	0.4	6.1
JAPIC	(4.1)	(2.7)	(15.3)	(8.8)
Lift truck business	39.0	65.1	231.4	175.4
Bolzoni	6.2	2.9	13.5	12.7
Nuvera	(11.8)	(9.4)	(32.7)	(28.4)
Eliminations	(0.3)	—	0.3	0.3
Total	$33.1	$58.6	$212.5	$160.0

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

A reconciliation of the U.S. federal statutory rate to the reported income tax rate is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2024	2023	2024	2023
Income before income taxes	$28.1	$52.6	$195.0	$139.3
Statutory taxes (21%)	$6.0	$11.1	$41.0	$29.3
Interim adjustment	—	(0.2)	0.4	(0.5)
Permanent adjustments:
Valuation allowance	4.0	4.2	13.7	4.7
Other	0.6	2.3	7.8	6.7
Discrete items	(0.3)	(1.2)	(1.4)	(3.3)
Income tax expense	$10.3	$16.2	$61.5	$36.9
Reported income tax rate	36.7%	30.8%	31.5%	26.5%

During 2024, the Company’s reported income tax rate for the current year differs from the U.S. federal statutory rate primarily as a result of recording additional valuation allowance attributable to the capitalization of research and development expenses under current U.S. tax rules.

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

During the first nine months of 2024 and 2023, the Company recorded other permanent adjustments primarily related to the unfavorable tax effects of state income taxes, non-deductible compensation, non-U.S. rate differences and global intangible low-taxed income, partially offset by favorable tax effects of foreign derived intangible income, federal income tax credits and equity interest earnings.

During the first nine months of 2024 and 2023, the Company recognized discrete tax benefits of $1.4 million and $3.3 million, respectively, mainly resulting from the expiration of the statute of limitations for uncertain tax positions. Of those amounts, an offsetting pre-tax indemnity receivable was recorded for $0.2 million and $2.1 million during the first nine months of 2024 and 2023, respectively. The expense for the release of the indemnity receivable was recorded in pre-tax earnings on the line “Other, net” in the unaudited condensed consolidated statements of operations.

Note 6—Reclassifications from OCI

The following table summarizes reclassifications out of Accumulated Other Comprehensive Income ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

OCI Components	Amount Reclassified from OCI				Affected Line Item
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2024	2023	2024	2023
Gain (loss) on cash flow hedges:
Interest rate contracts	$1.9	$1.8	$5.5	$4.5	Interest expense
Foreign exchange contracts	(8.9)	(8.7)	(27.8)	(26.7)	Cost of sales
Total before tax	(7.0)	(6.9)	(22.3)	(22.2)	Income before income taxes
Tax (expense) benefit	—	0.1	0.1	0.1	Income tax expense
Net of tax	$(7.0)	$(6.8)	$(22.2)	$(22.1)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(0.8)	$(0.8)	$(2.5)	$(2.2)	Other, net
Total before tax	(0.8)	(0.8)	(2.5)	(2.2)	Income before income taxes
Tax (expense) benefit	—	—	—	—	Income tax expense
Net of tax	$(0.8)	$(0.8)	$(2.5)	$(2.2)	Net income
Total reclassifications for the period	$(7.8)	$(7.6)	$(24.7)	$(24.3)

Note 7—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding finance leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At September 30, 2024, the carrying value and fair value of revolving credit agreements and long-term debt, excluding finance leases, was $443.2 million and $442.7 million, respectively. At December 31, 2023, the carrying value and fair value of revolving credit agreements and long-term debt, excluding finance leases, was $466.7 million and $464.0 million, respectively.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $0.9 billion at September 30, 2024, primarily denominated in euros, U.S. dollars, Japanese yen, Chinese renminbi, British pounds, Mexican pesos, Swedish kroner and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $0.9 billion at December 31, 2023, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, British pounds, Swedish kroner, Mexican pesos and Australian dollars. The fair value of these contracts approximated a net liability of $0.9 million and $12.2 million at September 30, 2024 and December 31, 2023, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2024, $8.1 million of the amount of net deferred loss included in OCI at September 30, 2024 is expected to be reclassified as expense into the unaudited condensed consolidated statements of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The Company holds certain contracts that hedge interest payments on its $225.0 million term loan borrowings. In addition, the Company holds certain contracts that hedge interest payments on Bolzoni's debt.

The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at September 30, 2024 and December 31, 2023:

Notional Amount		Average Fixed Rate
SEPTEMBER 30	DECEMBER 31	SEPTEMBER 30	DECEMBER 31
2024	2023	2024	2023	Term at September 30, 2024
$180.0	$180.0	1.65%	1.65%	Extending to May 2027
$11.9	$7.5	1.48%	0.51%	Extending to June 2029
The fair value of all interest rate swap agreements was a net asset of $7.8 million and $11.9 million at September 30, 2024 and December 31, 2023, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2024, $4.6 million of the amount included in OCI as net deferred gain is expected to be reclassified as income in the unaudited condensed consolidated statements of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.
The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	SEPTEMBER 30 2024	DECEMBER 31 2023	Balance Sheet Location	SEPTEMBER 30 2024	DECEMBER 31 2023
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$3.9	$5.6	Prepaid expenses and other	$—	$—
Long-term	Other non-current assets	3.9	6.3	Other non-current assets	—	—

Foreign currency exchange contracts
Current	Prepaid expenses and other	2.5	1.2	Prepaid expenses and other	2.0	1.4
	Other current liabilities	4.1	7.2	Other current liabilities	7.1	22.2
Long-term	Other non-current assets	2.2	2.7	Other non-current assets	0.9	0.5
	Other long-term liabilities	—	—	Other long-term liabilities	0.1	0.4
Total derivatives designated as hedging instruments		$16.6	$23.0		$10.1	$24.5
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	2.0	1.1	Prepaid expenses and other	1.3	0.6
	Other current liabilities	0.3	2.3	Other current liabilities	0.6	1.6
Total derivatives not designated as hedging instruments		$2.3	$3.4		$1.9	$2.2
Total derivatives		$18.9	$26.4		$12.0	$26.7

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of September 30, 2024				Derivative Liabilities as of September 30, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$7.8	$—	$7.8	$7.8	$—	$—	$—	$—
Foreign currency exchange contracts	2.5	(2.5)	—	—	3.4	(2.5)	0.9	0.9
Total derivatives	$10.3	$(2.5)	$7.8	$7.8	$3.4	$(2.5)	$0.9	$0.9

	Derivative Assets as of December 31, 2023				Derivative Liabilities as of December 31, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$11.9	$—	$11.9	$11.9	$—	$—	$—	$—
Foreign currency exchange contracts	2.5	(2.5)	—	—	14.7	(2.5)	12.2	12.2
Total derivatives	$14.4	$(2.5)	$11.9	$11.9	$14.7	$(2.5)	$12.2	$12.2

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS ENDED		NINE MONTHS ENDED			THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30					SEPTEMBER 30
Derivatives Designated as Hedging Instruments	2024	2023	2024	2023		2024	2023	2024	2023
Cash Flow Hedges
Interest rate swap agreements	$(3.5)	$2.5	$1.0	$5.7	Interest expense	$1.9	$1.8	$5.5	$4.5
Foreign currency exchange contracts	17.3	(17.4)	(13.7)	(22.6)	Cost of sales	(8.9)	(8.7)	(27.8)	(26.7)
Total	$13.8	$(14.9)	$(12.7)	$(16.9)		$(7.0)	$(6.9)	$(22.3)	$(22.2)

Derivatives Not Designated as Hedging Instruments					Location of Gain or (Loss) Recognized in Income on Derivative	2024	2023	2024	2023
Cash Flow Hedges
Foreign currency exchange contracts					Cost of sales	$3.9	$(3.1)	$(1.4)	$(7.8)
Total						$3.9	$(3.1)	$(1.4)	$(7.8)

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

The Company presents the components of net periodic pension expense (benefit), other than service cost, in other (income) expense in the unaudited condensed consolidated statements of operations for its pension plans. Service cost for the Company's pension plan is reported in operating profit. The components of pension (income) expense are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2024	2023	2024	2023
U.S. Pension
Interest cost	$0.6	$0.6	$1.7	$1.9
Expected return on plan assets	(0.7)	(0.7)	(2.0)	(2.0)
Amortization of actuarial loss	0.5	0.6	1.5	1.6
Net periodic pension expense	$0.4	$0.5	$1.2	$1.5
Non-U.S. Pension
Interest cost	1.4	1.4	4.0	4.1
Expected return on plan assets	(1.8)	(1.9)	(5.3)	(5.6)
Amortization of actuarial loss	0.3	0.2	1.0	0.6
Net periodic pension benefit	$(0.1)	$(0.3)	$(0.3)	$(0.9)

Note 9—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2024	DECEMBER 31 2023
Finished goods and service parts	$455.0	$395.9
Work in process	41.4	39.2
Raw materials	460.0	471.5
Total manufactured inventories	956.4	906.6
LIFO reserve	(101.1)	(90.9)
Total inventory	$855.3	$815.7
Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At September 30, 2024 and December 31, 2023, 53% and 49%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, for the lift truck business in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2024
Balance at December 31, 2023	$68.1
Current year warranty expense	37.6
Change in estimate related to pre-existing warranties	1.4
Payments made	(24.5)
Foreign currency effect	(0.4)
Balance at September 30, 2024	$82.2

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

Note 12—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at September 30, 2024 and December 31, 2023 were $205.5 million and $162.4 million, respectively. As of September 30, 2024, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at September 30, 2024 was approximately $257.0 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of September 30, 2024, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $38.8 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $16.5 million as of September 30, 2024. The $38.8 million is included in the $205.5 million of total amounts subject to recourse or repurchase obligations at September 30, 2024.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At September 30, 2024, approximately $175.6 million of the Company's total recourse or repurchase obligations of $205.5 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At September 30, 2024, loans from WF to HYGFS totaled $1.4 billion. Although the Company’s contractual guarantee was $277.3 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $175.6 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $246.6 million, which is secured by the Company's 20% share of HYGFS' customer receivables and other secured assets of $325.9 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

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

The Company's equity investments in unconsolidated affiliates recorded on the unaudited condensed consolidated balance sheets are as follows:

	September 30, 2024	December 31, 2023
HYGFS	$25.7	$22.2
SN	32.8	33.4
Bolzoni	0.4	0.4

Dividends received from unconsolidated affiliates are summarized below:

	NINE MONTHS ENDED
	SEPTEMBER 30
	2024	2023
HYGFS	$4.4	$10.5

Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2024	2023	2024	2023
Revenues	$108.2	$106.0	$319.5	$335.3
Gross profit	42.4	40.3	121.9	123.7
Income from continuing operations, net of tax	14.1	14.1	37.0	41.7
Net income	14.1	14.1	37.0	41.7

The Company has a debt investment in a third party, OneH2, Inc. The Company's investment was $0.8 million as of both September 30, 2024 and December 31, 2023, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Hyster-Yale, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company, Hyster-Yale Materials Handling, Inc. ("HYMH"), is a globally integrated company offering a full line of high-quality, application-tailored lift trucks and solutions aimed at meeting the specific materials handling needs of its customers. The Company's solutions include attachments and hydrogen fuel cell power products, telematics, automation and fleet management services, as well as a variety of other power options for its lift trucks. On May 31, 2024, the Company changed its corporate name to Hyster-Yale, Inc. and the Company's wholly owned operating subsidiary, Hyster-Yale Group, Inc., changed its corporate name to Hyster-Yale Materials Handling, Inc.
The Company, through HYMH, designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally, primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. The Company's distribution network consisted of approximately 350 independent dealers as of September 30, 2024. The materials handling business historically has been cyclical because the order rate for lift trucks fluctuates depending on the economic activity level in the various industries and countries its customers serve. Lift trucks and component parts are manufactured in the United States, Northern Ireland, China, Mexico, the Netherlands, Brazil, the Philippines, Italy, Japan and Vietnam. As of September 30, 2024, the Company owned a 90% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal").

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

In July 2024, Bolzoni acquired 60% of the equity interest of a machining business in Italy for an aggregate purchase price of $2.2 million. Bolzoni maintains an option to purchase the remaining 40% of the equity interest of the machining business for a period of five years, subject to certain terms and conditions. The results of operations of this acquired business have been included in the Bolzoni segment since the date of acquisition and are not material to the Company's results of operations, financial position or cash flows.

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

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)	NINE MONTHS ENDED		Favorable / (Unfavorable)
	SEPTEMBER 30			SEPTEMBER 30
	2024	2023	% Change	2024	2023	% Change
Revenues
Americas	$771.1	$716.5	7.6%	$2,422.3	$2,190.9	10.6%
EMEA	145.0	183.9	(21.2)%	532.2	599.4	(11.2)%
JAPIC	51.3	51.6	(0.6)%	137.7	149.1	(7.6)%
Lift truck business	967.4	952.0	1.6%	3,092.2	2,939.4	5.2%
Bolzoni	97.6	92.8	5.2%	296.2	288.0	2.8%
Nuvera	0.3	1.5	(80.0)%	1.0	4.1	(75.6)%
Eliminations	(49.2)	(45.1)	9.1%	(148.7)	(140.4)	5.9%
	$1,016.1	$1,001.2	1.5%	$3,240.7	$3,091.1	4.8%

	THREE MONTHS ENDED		Favorable / (Unfavorable)	NINE MONTHS ENDED		Favorable / (Unfavorable)
	SEPTEMBER 30			SEPTEMBER 30
	2024	2023	% Change	2024	2023	% Change
Gross profit (loss)
Americas	$147.8	$149.2	(0.9)%	$528.0	$413.8	27.6%
EMEA	19.5	29.4	(33.7)%	85.9	83.4	3.0%
JAPIC	5.6	7.4	(24.3)%	14.0	21.4	(34.6)%
Lift truck business	172.9	186.0	(7.0)%	627.9	518.6	21.1%
Bolzoni	23.3	19.5	19.5%	67.5	62.8	7.5%
Nuvera	(3.0)	(1.9)	(57.9)%	(7.8)	(5.8)	(34.5)%
Eliminations	(0.3)	—	n.m.	0.3	0.3	—%
	$192.9	$203.6	(5.3)%	$687.9	$575.9	19.4%
Selling, general and administrative expenses
Americas	$95.1	$83.8	(13.5)%	$281.7	$235.7	(19.5)%
EMEA	29.1	27.0	(7.8)%	85.5	77.3	(10.6)%
JAPIC	9.7	10.1	4.0%	29.3	30.2	3.0%
Lift truck business	133.9	120.9	(10.8)%	396.5	343.2	(15.5)%
Bolzoni	17.1	16.6	(3.0)%	54.0	50.1	(7.8)%
Nuvera	8.8	7.5	(17.3)%	24.9	22.6	(10.2)%
	$159.8	$145.0	(10.2)%	$475.4	$415.9	(14.3)%
Operating profit (loss)
Americas	$52.7	$65.4	(19.4)%	$246.3	$178.1	38.3%
EMEA	(9.6)	2.4	(500.0)%	0.4	6.1	(93.4)%
JAPIC	(4.1)	(2.7)	(51.9)%	(15.3)	(8.8)	(73.9)%
Lift truck business	39.0	65.1	(40.1)%	231.4	175.4	31.9%
Bolzoni	6.2	2.9	113.8%	13.5	12.7	6.3%
Nuvera	(11.8)	(9.4)	(25.5)%	(32.7)	(28.4)	(15.1)%
Eliminations	(0.3)	—	n.m.	0.3	0.3	—%
	$33.1	$58.6	(43.5)%	$212.5	$160.0	32.8%
Interest expense	$8.4	$9.6	12.5%	$26.1	$28.2	7.4%
Other (income) expense	$(3.4)	$(3.6)	(5.6)%	$(8.6)	$(7.5)	14.7%
Net income attributable to stockholders	$17.2	$35.8	(52.0)%	$132.0	$100.7	31.1%
Diluted earnings per share	$0.97	$2.06	(52.9)%	$7.47	$5.82	28.4%
Reported income tax rate	36.7%	30.8%		31.5%	26.5%
n.m. - not meaningful

The following is the detail of the approximate sales value of the Company's lift truck unit bookings dollar value and lift truck backlog dollar value. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit. As of September 30, 2024, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2024	2023	2024	2023
Bookings, approximate sales value	$370	$580	$1,270	$1,950
Backlog, approximate sales value	$2,300	$3,540	$2,300	$3,540

Third Quarter of 2024 Compared with Third Quarter of 2023

The following table identifies the components of change in revenues for the third quarter of 2024 compared with the third quarter of 2023:

	Revenues
		Lift Truck
	HY	Americas	EMEA	JAPIC
2023	$1,001.2	$716.5	$183.9	$51.6
Increase (decrease) in 2024 from:
Lift Truck
Price	18.0	20.1	(1.9)	(0.2)
Other	6.7	5.6	0.6	0.5
Parts	0.2	0.4	(0.5)	0.3
Unit volume and product mix	(8.0)	31.0	(37.9)	(1.1)
Foreign currency	(1.5)	(2.5)	0.8	0.2
Bolzoni revenues	4.8	—	—	—
Nuvera revenues	(1.2)	—	—	—
Eliminations	(4.1)	—	—	—
2024	$1,016.1	$771.1	$145.0	$51.3

Revenues increased 1.5% to $1,016.1 million in the third quarter of 2024 from $1,001.2 million in the third quarter of 2023. The increase in Lift Truck revenues was primarily due to improved pricing, higher fleet services and other revenues and a favorable sales mix shift in 2024 compared to 2023. These increases were partially offset by a decline in unit volume, mainly in EMEA, which more than offset unit volume increases in the Americas.

Bolzoni's revenues increased in the third quarter of 2024 compared with the third quarter of 2023, primarily due to higher sales volumes.

The following table identifies the components of change in operating profit (loss) for the third quarter of 2024 compared with the third quarter of 2023:

	Operating Profit (Loss)
		Lift Truck
	HY	Americas	EMEA	JAPIC
2023	$58.6	$65.4	$2.4	$(2.7)
Increase (decrease) in 2024 from:
Lift truck gross profit	(13.4)	(1.4)	(9.9)	(1.8)
Lift truck selling, general and administrative expenses	(13.0)	(11.3)	(2.1)	0.4
Nuvera operations	(2.4)	—	—	—
Bolzoni operations	3.3	—	—	—
2024	$33.1	$52.7	$(9.6)	$(4.1)

The Company recognized operating profit of $33.1 million in the third quarter of 2024 compared with $58.6 million in the third quarter of 2023. The decrease in Lift Truck operating profit was primarily due to lower gross profit mainly from higher freight costs, lower sales margins and other cost inflation-related variances. These decreases were partially offset by higher pricing of $18.0 million, mainly in the Americas. Additionally, selling, general and administrative expenses were higher, primarily related to higher sales, marketing and information technology costs, as well as increased employee-related costs, including incentive compensation.

Operating profit in the Americas decreased to $52.7 million in the third quarter of 2024 compared with $65.4 million in the third quarter of 2023, mainly as a result of higher selling, general and administrative expenses, primarily due to increased employee-related costs, including incentive compensation and higher sales, marketing and information technology costs. The Americas's gross profit decreased modestly, primarily due to higher freight costs and cost inflation-related variances. These decreases were partially offset by higher pricing of $20.1 million, higher unit volumes and a shift in sales to higher-margin lift trucks, mainly as a result of increased sales of higher capacity models within Class 1 and 4 lift trucks and higher-priced Class 5 internal combustion lift trucks.

EMEA recognized an operating loss of $9.6 million in the third quarter of 2024 compared with operating profit of $2.4 million in the third quarter of 2023. The decrease was primarily from lower gross profit from lower unit volume and pricing along with a shift in sales to lower-margin lift trucks, combined with higher selling, general and administrative expenses.

The operating loss in JAPIC increased to $4.1 million in the third quarter of 2024 from $2.7 million in the third quarter of 2023, mainly due to lower unit volumes.

Bolzoni's operating profit increased to $6.2 million in the third quarter of 2024 compared with $2.9 million in the third quarter of 2023, primarily due to favorable unit volumes, sales of higher-margin units and manufacturing efficiencies.

The operating loss at Nuvera increased in the third quarter of 2024 compared with the third quarter of 2023, mainly due to lower revenues and an increase in selling, general and administrative expenses, primarily related to higher utility and lease expenses. In addition, Nuvera recognized a $0.2 million severance charge in the third quarter of 2024.

The Company recognized net income attributable to stockholders of $17.2 million in the third quarter of 2024 compared with $35.8 million in the third quarter of 2023. The decline was primarily the result of lower operating profit in addition to a higher effective income tax rate in the third quarter of 2024 compared with the third quarter of 2023. See Note 5 of the Company's condensed consolidated financial statements for further discussion of the Company's income tax provision.

First Nine Months of 2024 Compared with First Nine Months of 2023

The following table identifies the components of change in revenues for the first nine months of 2024 compared with the first nine months of 2023:

	Revenues
		Lift truck
	HY	Americas	EMEA	JAPIC
2023	$3,091.1	$2,190.9	$599.4	$149.1
Increase (decrease) in 2024 from:
Lift Truck
Price	125.3	114.6	10.9	(0.2)
Other	48.9	46.9	1.4	0.6
Foreign currency	5.1	(1.9)	7.8	(0.8)
Parts	(17.5)	(9.1)	(5.4)	(3.0)
Unit volume and product mix	(9.0)	80.9	(81.9)	(8.0)
Bolzoni revenues	8.2	—	—	—
Nuvera revenues	(3.1)	—	—	—
Eliminations	(8.3)	—	—	—
2024	$3,240.7	$2,422.3	$532.2	$137.7

Revenues increased 4.8% to $3,240.7 million in the first nine months of 2024 from $3,091.1 in the first nine months of 2023. The increase was primarily due to improved pricing, higher fleet services and other revenue from lower customer and dealer incentive programs in 2024 compared to 2023. These increases were partially offset by lower parts volumes and a decline in unit volume in EMEA, which more than offset favorable unit volume in the Americas.

Bolzoni revenues increased in the first nine months of 2024 compared with the first nine months of 2023, mainly from higher sales volumes and improved pricing.

The following table identifies the components of change in operating profit for the first nine months of 2024 compared with the first nine months of 2023:

	Operating Profit (Loss)
		Lift truck
	HY	Americas	EMEA	JAPIC
2023	$160.0	$178.1	$6.1	$(8.8)
Increase (decrease) in 2024 from:
Lift truck gross profit	109.3	114.2	2.5	(7.4)
Lift truck selling, general and administrative expenses	(53.3)	(46.0)	(8.2)	0.9
Bolzoni operations	0.8	—	—	—
Nuvera operations	(4.3)	—	—	—
2024	$212.5	$246.3	$0.4	$(15.3)

The Company recognized an operating profit of $212.5 million in the first nine months of 2024 compared with $160.0 million in the first nine months of 2023. The increase in Lift Truck operating profit was primarily due to improved gross profit from higher pricing of $125.3 million, mainly in the Americas, partially offset by unfavorable manufacturing variances as result of lower unit volumes and higher freight costs. The increase in gross profit was partially offset by higher selling, general and administrative expenses related to increased employee-related costs, including incentive compensation, as well as higher marketing and product development costs.

Operating profit in the Americas increased in the first nine months of 2024 compared with the first nine months of 2023, primarily due to improved gross profit from higher pricing of $114.6 million, favorable material costs and improved margin from lower dealer and customer incentives in the Americas compared with the first nine months of 2023. These improvements were partially offset by manufacturing inefficiencies tied to lower production volumes, lower parts sales and higher freight costs. In addition, operating profit was unfavorably impacted by higher selling, general and administrative expenses related to increased employee-related costs, including incentive compensation, as well as higher marketing and product development costs.

EMEA's operating profit was $0.4 million in the first nine months of 2024 compared with $6.1 million the first nine months of 2023. The decrease was mainly due to an increase in selling, general and administrative expenses relating to higher employee-related costs, including incentive compensation, as well as higher marketing costs.

JAPIC's operating loss increased to $15.3 million in the first nine months of 2024 from $8.8 million in the first nine months of 2023, primarily due to lower gross profit from material cost inflation, and lower unit volume, partially offset by favorable foreign currency movements and lower selling, general and administrative expenses.

Bolzoni's operating profit increased to $13.5 million in the first nine months of 2024 compared with $12.7 million in the first nine months of 2023, primarily due to sales of higher-margin units, favorable unit volumes and manufacturing efficiencies, partially offset by higher selling, general and administrative costs, primarily related to higher employee-related costs.

Nuvera's operating loss increased to $32.7 million in the first nine months of 2024 compared with $28.4 million in the first nine months of 2023, primarily from lower revenue and an increase in selling, general and administrative expenses, primarily related to higher utility and lease expenses.

The Company recognized net income attributable to stockholders of $132.0 million in the first nine months of 2024 compared with $100.7 million in the first nine months of 2023. The improvement was primarily the result of the factors affecting operating profit, partially offset by higher income taxes. This higher income tax rate was due to the continued capitalization of research and development expenditures for U.S. tax purposes combined with the Company's inability to record deferred tax assets on its balance sheet given its U.S. valuation allowance position. See Note 5 of the Company's condensed consolidated financial statements for further discussion of the Company's income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2024	2023	Change
Operating activities:
Net income	$133.5	$102.4	$31.1
Depreciation and amortization	35.8	33.8	2.0
Stock-based compensation	21.9	14.0	7.9
Dividends from unconsolidated affiliates	4.4	10.5	(6.1)
Other operating activities	24.2	15.1	9.1
Changes in assets and liabilities
Accounts receivable	(38.2)	1.8	(40.0)
Inventories	(41.5)	(21.9)	(19.6)
Accounts payable and other liabilities	(50.2)	(44.1)	(6.1)
Other current assets	0.1	(6.5)	6.6
Net cash provided by operating activities	90.0	105.1	(15.1)
Investing activities:
Expenditures for property, plant and equipment	(29.9)	(18.9)	(11.0)
Proceeds from the sale of assets and business	1.4	2.3	(0.9)
Business acquisition, net of cash acquired	(2.2)	—	(2.2)
Purchase of noncontrolling interest	—	(3.2)	3.2
Net cash used for investing activities	(30.7)	(19.8)	(10.9)
Business acquisition, net of cash acquired
Cash flow before financing activities	$59.3	$85.3	$(26.0)

Net cash provided by operating activities decreased $15.1 million in the first nine months of 2024 compared with the first nine months of 2023, primarily as a result of changes in assets and liabilities partially offset by higher net income. The unfavorable net changes in assets and liabilities were mainly due to a large increase in accounts receivable and inventories during the first nine months of 2024 compared with the first nine months of 2023. The increase in accounts receivable is mainly due to higher sales with longer payment terms during the first nine months of 2024 compared with the first nine months of 2023. In addition, inventory increased in the first nine months of 2024 compared to the first nine months of 2023 due mainly to changes in the timing of shipments to customers.

The change in net cash used for investing activities during the first nine months of 2024 compared with the first nine months of 2023 was mainly due to higher capital expenditures in 2024.

	2024	2023	Change
Financing activities:
Net increase (decrease) of long-term debt and revolving credit agreements	$(33.9)	$(50.2)	$16.3
Cash dividends paid	(19.2)	(16.7)	(2.5)
Purchase of treasury stock	(9.1)	(0.1)	(9.0)
Other	—	(2.1)	2.1
Net cash used for financing activities	$(62.2)	$(69.1)	$6.9

The change in net cash used for financing activities was primarily due to lower net payments during the first nine months of 2024 compared with the first nine months of 2023. Additionally, the Company purchased treasury stock in the first nine months of 2024 related to employee-related incentive stock compensation plans.

Financing Activities

The Company has a $300.0 million secured, floating-rate revolving credit facility (the "Facility") that expires in June 2026 and a $225.0 million term loan (the "Term Loan"), which matures in May 2028. The Facility previously included a $25.0 million tranche, which terminated on May 1, 2024.

The Facility can be increased up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders. The obligations under the Facility are generally secured by a first priority lien on working capital assets of the borrowers and guarantors in the Facility, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property. The approximate book value of assets held as collateral under the Facility was $1.3 billion as of September 30, 2024.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At September 30, 2024, the Company was in compliance with the covenants in the Facility.

Key terms of the Facility as of September 30, 2024 were as follows:

FACILITY
U.S. borrowing capacity	$210.0
Non-U.S. borrowing capacity	90.0
Outstanding	75.6
Availability restrictions	4.7
Availability	$219.7

Applicable margins, as defined in agreement
U.S. base rate loans	0.25% to 0.75%
SOFR, EURIBOR and non-U.S. base rate loans	1.25% to 1.75%
SOFR adjustment, as defined in agreement	0.10%
Applicable margins, for amounts outstanding
U.S. base rate loans	0.50%
SOFR loans	1.50%
Non-U.S. base rate loans	1.50%
Applicable interest rate, for amounts outstanding
U.S. base rate	8.50%
SOFR	6.70%
EURIBOR	5.09%
Facility fee, per annum on unused commitment	0.25%

The Term Loan requires quarterly principal payments on the last day of each March, June, September and December, which commenced September 30, 2021, in an amount equal to $562,500 and the final principal repayment is due in May 2028. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan.
The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on U.S. working capital assets of the borrowers and guarantors of the Facility, which includes, but is not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Term Loan was $1.0 billion as of September 30, 2024.
In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. At September 30, 2024, the Company was in compliance with the covenants in the Term Loan.
Key terms of the Term Loan as of September 30, 2024 were as follows:

TERM LOAN
Outstanding	$217.7
Discounts and unamortized deferred financing fees	2.8
Net amount outstanding	$214.9
Applicable margins, as defined in agreement
U.S. base rate loans	2.50%
SOFR	3.50%
SOFR adjustment, as defined in agreement	0.11%
SOFR floor	0.50%
Applicable interest rate, for amounts outstanding	8.46%
The Company had other debt outstanding, excluding finance leases, of approximately $152.7 million at September 30, 2024. In addition to the excess availability under the Facility of $219.7 million, the Company had remaining availability of $41.9 million related to other non-U.S. revolving credit agreements at September 30, 2024.
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

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Nine Months Ended September 30, 2024	Planned for Remainder of 2024	Planned 2024 Total	Actual 2023
Lift truck business	$23.5	$15.6	$39.1	$26.8
Bolzoni	3.9	3.5	7.4	5.1
Nuvera	2.5	—	2.5	3.5
	$29.9	$19.1	$49.0	$35.4

Planned expenditures for the remainder of 2024 are primarily for product development, improvements at manufacturing locations, manufacturing equipment improvements to information technology infrastructure. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	SEPTEMBER 30 2024	DECEMBER 31 2023	Change
Cash and cash equivalents	$75.6	$78.8	$(3.2)
Other net tangible assets	847.4	729.4	118.0
Intangible assets	36.3	39.3	(3.0)
Goodwill	58.2	53.3	4.9
Net assets	1,017.5	900.8	116.7
Total debt	(468.5)	(494.0)	25.5
Total temporary and permanent equity	$549.0	$406.8	$142.2
Debt to total capitalization	46%	55%	(9)%

OUTLOOK AND LONG-TERM OBJECTIVES

Consolidated Strategic Perspective

The Company believes its strong 2023 and 2024 year-to-date financial performance benefited significantly from actions taken over the past few years to deliver on the Company's two promises: first, to provide optimal solutions for our customers and second, to provide exceptional customer care. These actions include implementation of key strategies, projects and significant process improvements, all of which better position the Company for substantial longer-term profitable growth. As part of this, the Company’s product development and process improvement efforts are leading to significant advantages, including:
•more efficient lift truck production, which supports higher volumes on existing production lines;
•leveraging modular and scalable product designs to produce similar high-volume trucks globally, enabling the Company to better meet customer demand while minimizing operational costs;
•maximizing operational efficiency and factory utilization by enabling the Company’s plants to build internal combustion and electric trucks on the same production lines; and
•phasing out Bolzoni’s lower-margin legacy component manufacturing, which creates manufacturing space for further profitable attachment growth.

These improvements are leading to a more efficient and flexible organization which is now positioned to further optimize the Company’s operations and costs. As a result, in October 2024, the Company concluded that new programs should be undertaken in the Americas to lower costs, optimize its Americas’ manufacturing footprint, reduce lead times and better position the Company for increased margins and further growth. The Company expects to incur restructuring charges in the future as it fully executes these manufacturing improvement programs over the next 12 to 36 months. Since the details of these programs are still being finalized, an in depth estimate of charges and expected benefits has not yet been fully determined. The Company will provide more details with its Q4 2024 earnings results along with a more comprehensive 2025 market and business outlook.

Lift Truck Business

Lift Truck estimates that the Q3 2024 global lift truck market declined moderately from prior year levels. The rate of the year-over-year market bookings decrease accelerated compared to Q2 2024 as more regions experienced deterioration, including a reversal of positive trends previously seen in EMEA. The Q4 2024 global lift truck market is expected to decline further year-over-year, with the Americas and EMEA markets decreasing at an accelerating pace and JAPIC generally stabilizing.

Importantly, these below-trend market booking levels are expected to accelerate the offset of the significantly above-trend market booking rates experienced between 2021 and 2023. These counterbalancing forces should return the market to more normalized long-term growth rates over the next several quarters. In 2025, the Lift Truck anticipates the global lift truck market will decrease modestly from 2024 levels, with a first-half decline mostly offset by a second-half increase. Regionally, the Americas and JAPIC markets are expected to lead to comparable year-over-year orders in 2025. In EMEA, second-half 2025 improvements are not expected to fully offset a first-half deterioration.

Consistent with the market declines, the Company's factory bookings dollar-value decreased 3% to $370 million in Q3 2024 from $380 million in Q2 2024, broadly suggesting stabilization for Lift Truck at a lower rate.

While Lift Truck's Q3 2024 overall bookings dollar-value declined compared with Q2 2024, Americas Q3 2024 bookings dollar-value improved 8% compared with the second quarter, primarily due to increased volumes of higher-priced, 4- to 6-ton

Class 1 and the Company's new modular, scalable 1- to 3-ton Class 5 lift trucks. EMEA and JAPIC bookings dollar-value declined 19% from Q2 2024.

As a result of Lift Truck's warehouse penetration strategy, including advanced on-truck technologies, Lift Truck anticipates Q3 2024 Americas and EMEA bookings will reflect warehouse market share gains. These gains are expected to continue in Q4 2024 and 2025. Overall market share improvements are also expected in all regions as production rates ramp up on the new 1- to 3.5-ton modular, scalable products. Additional new modular, scalable products are expected to launch in the first half of 2025, as well as electric models of the 1- to 3.5-ton trucks later in the year, which should accelerate the pace of share gains over time.

These Q3 and Q4 2024 and early 2025 bookings are expected to reflect continued extension of Lift Truck's roughly seven-month backlog. The new bookings should fill open 2025 production slots, largely in the second half of the year, where some lines are already in a solid backlog position.

Rising market share and new bookings, along with Lift Truck’s $2.3 billion backlog, should provide a solid production foundation for the business with improving market levels in the second half of 2025, and set the stage for higher production in 2026. The current backlog should support 2025 shipment levels generally in line with 2024. The Company's global production levels may moderate in 2025 without expected market or share improvements.

For much of the past two years, Lift Truck has benefited from strong pricing tailwinds and a significant order backlog. This led to product margins well above Lift Truck's targeted levels. Looking ahead, Lift Truck is focused on maintaining bookings of competitively priced products at or above targeted margin levels. Lift Truck expects to continue to achieve its targeted booking margins through a combination of new model introductions and ongoing cost and pricing discipline.

In this context, Q4 2024 consolidated Lift Truck revenues and operating profit are expected to be roughly comparable year-over-year. Anticipated continued strong product margins, from the shipment of higher-priced, higher-margin backlog units, are expected to be offset by increased freight and material costs and higher operating expenses.

Looking forward, Lift Truck's backlog is expected to remain healthy, while continuing to decline toward normalized levels. Despite a profitable backlog foundation and ongoing pricing discipline, the lower backlog and market levels could result in a 2025 year-over-year revenue decrease. Given a potential revenue decline, in combination with anticipated cost inflation and an operating expense run rate similar to the second half of 2024, Lift Truck expects an operating profit in 2025 significantly lower than the exceptionally strong 2024 full year.

Bolzoni

In Q4 2024, Bolzoni product margins are expected to modestly improve year-over-year, despite lower revenues, as increased production of higher-margin attachments more than offsets the planned phase out of lower-margin legacy component sales to the Lift Truck business. Higher material and freight costs, along with increased employee-related expenses, are expected to offset the improved product margins, leading to a substantial decrease in operating profit compared with Q4 2023. As Bolzoni continues phasing out legacy components, 2025's operating profit is expected to improve over 2024 despite anticipated lower sales volumes.

Nuvera

During Q4 2024 and in 2025, Nuvera will remain focused on increasing customer product demonstrations and orders, specifically for its new portable hydrogen fuel cell-powered generator. This product was introduced in May 2024 and began customer and dealer demonstrations in September 2024. Q4 2024 revenues are expected to increase year-over-year and be comparable quarter-over-quarter. The benefits from revenue growth are expected to be offset by higher product development costs, resulting in a modest increase in the Q4 2024 operating loss compared with Q4 2023.

In 2025, Nuvera expects full-year revenues to increase due to higher fuel cell sales. The revenue benefits are likely to be partly offset by a modest increase in product development costs year-over-year to support further development on Nuvera’s more powerful 125Kw fuel cell engine. In total, 2025's operating results are expected to improve compared to 2024, in part due to benefits realized from the 2024 reduction in force action.

Consolidated

Consolidated Q4 2024 revenues and net income anticipated to be roughly comparable to robust prior year levels.

The Company continues to make progress toward its goal of generating 7% operating profit margins across each business cycle in the Lift Truck and Bolzoni businesses. In periods of robust demand, like those experienced in recent quarters, the Company exceeded its target margin levels. During the current environment of soft demand, the Company’s extended backlog of higher-margin trucks is providing a shock absorber for financial results. The Company expects production levels to continue to outpace bookings for the next several quarters, bringing the backlog to more normalized levels by mid-2025. Bookings are expected to accelerate in the second half of 2025 and the Company expects improved production levels in 2026. In the meantime, strategic actions to reduce costs, improve productivity and deliver high-quality, highly customizable products made consistently around the globe should enable the Company to be more profitable in all phases of the business cycle. These actions are ongoing and will gain momentum in the coming quarters.

As a result of the aforementioned factors, the Company believes 2025 revenues may be lower than 2024 and operating profit and net income will decline significantly compared to 2024.

The Company continues to focus on its cash generation and capital allocation priorities. The Company has made progress on working capital efficiency in 2024 to date, but the pace of improvement has been below management's objectives. Intense efforts to accelerate results in this area are underway and are expected to generate further improvements in Q4 2024 and 2025. Capital expenditures, including transformational product enhancements and manufacturing efficiency, are expected to be $49 million in 2024. This is below the initial estimate of $87 million which helps to ensure a strong liquidity position as working capital improvement efforts mature. Overall, the Company expects Q4 and full-year 2024 cash flows from operations to increase significantly year-over-year. 2025 cash flow from operations is expected to remain strong and at a high level, but decrease from 2024 levels. As the Company continues to generate cash, it will follow its disciplined capital allocation framework to reduce leverage, make strategic investments to support profitable business growth and generate strong returns for its shareholders.

Long-Term Objectives

The Company's vision is to transform the way the world moves materials from Port to Home. The Company strives to do this through its two customer promises. Ongoing execution of established strategic initiatives and key projects, as well as the restructuring measures previously mentioned, are expected to help the Company fulfill these promises and achieve long-term revenue and operating profit growth rates above the material handling market's expected growth rates. The Company believes these actions will contribute to an increased and sustainable lift truck and attachment competitive advantage over time. In addition, the Company believes that Nuvera's revenues will increase significantly over future years, bringing additional value to the Company's shareholders.

Further information regarding the Company's strategic initiatives can be found in the Company's Q3 2024 Investor Deck. This presentation, currently available on the Hyster-Yale website, elaborates on the strategies that are critical for the Company's long-term prospects. The Company encourages investors to review this material to ensure a clear understanding of the Company's future direction.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) delays in delivery and other supply chain disruptions, or increases in costs as a result of inflation or otherwise, including materials, critical components and transportation costs and shortages, the imposition of tariffs on raw materials or sourced products, and labor, or changes in or unavailability of quality suppliers or transporters, including the impacts of the foregoing risks on the Company's liquidity, (2) delays in manufacturing and delivery schedules, (3) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, including any cyclical reduction in demand in the lift truck industry, (4) customer acceptance of pricing, (5) customer acceptance of, changes in the costs of, or delays in the development of new products, (6) the ability of the Company and its dealers, suppliers and end-users to access credit, or obtain financing at reasonable rates, or at all, as a result of interest rate volatility and current economic and market conditions, including inflation, (7) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, including the Uyghur Forced Labor Prevention Act (the “UFLPA”) which could impact the Company's imports from China, as well as armed conflicts, including the Russia/Ukraine conflict, the Israel and Gaza conflict and/or the conflict in the Red Sea, and their regional effects, (8) exchange rate fluctuations, interest rate volatility and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (9) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives and restructuring programs, (10) the successful commercialization of Nuvera's technology, (11) political and economic uncertainties in the countries where the Company does business, as well as the effects of any withdrawals from such countries, (12) bankruptcy of or loss of major dealers, retail customers or suppliers, (13) introduction of new products by, more favorable product pricing offered by or shorter lead times available through competitors, (14) product liability or other litigation, warranty claims or returns of products, (15) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (16) the ability to attract, retain, and replace workforce and administrative employees, (17) disruptions resulting from natural disasters, public health crises, political crises or other catastrophic events, and (18) the ability to protect the Company’s information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network breaches.

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

Changes in internal control over financial reporting: During the third quarter of 2024, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1    Legal Proceedings
    None
Item 1A Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 in the section entitled “Risk Factors.”
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
    None
Item 3    Defaults Upon Senior Securities
    None
Item 4    Mine Safety Disclosures
    Not applicable
Item 5    Other Information
None of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended September 30, 2024.

Item 6    Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number*	Description of Exhibits

10.1**	Hyster-Yale, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2024, revised as of August 9, 2024)
31(i)(1)	Certification of Rajiv K. Prasad. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Scott A. Minder pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Rajiv K. Prasad and Scott A. Minder
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL and contained in Exhibit 101
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

Hyster-Yale, Inc.

Date:	November 5, 2024	/s/ Dena R. McKee
Dena R. McKee
Vice President, Controller and Chief Accounting Officer (principal accounting officer)