Form 10-K
period 2024-12-31
HYSTER-YALE, INC.
filed 2025-02-25
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended:	December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-54799
HYSTER-YALE, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1637659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5875 Landerbrook Drive
Suite 300
Cleveland	44124-4069
OH	(Zip code)
(Address of principal executive offices)
Registrant's telephone number, including area code: (440) 449-9600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $0.01 Per Share	HY	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)        Yes ☐     No ☒
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 28, 2024 (the last business day of the registrant's most recently completed second fiscal quarter): $806,504,920
Number of shares of Class A Common Stock outstanding at February 21, 2025: 14,241,627
Number of shares of Class B Common Stock outstanding at February 21, 2025: 3,455,679
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for its 2025 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

HYSTER-YALE, INC.

PART I
Item 1. BUSINESS
General
Hyster-Yale, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company, Hyster-Yale Materials Handling, Inc. ("HYMH"), is a globally integrated company offering a full line of high-quality, application-tailored lift trucks and solutions aimed at meeting the specific materials handling needs of its customers. The Company's solutions include attachments and hydrogen fuel cell power products, telematics, automation and fleet management services, as well as a variety of other power options for its lift trucks. The Company is headquartered in Cleveland, Ohio. Through HYMH, the Company designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally, primarily under the Hyster® and Yale® brand names, mainly to independent, exclusive Hyster® and Yale® retail dealerships. The Company owns a 90% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"), a manufacturer of low-intensity and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets. Lift trucks and component parts are manufactured in the United States ("U.S."), Northern Ireland, China, the Netherlands, Mexico, the Philippines, Brazil, Japan, Italy and Vietnam. Hyster-Yale was incorporated as a Delaware corporation in 1999. On May 31, 2024, the Company changed its corporate name to Hyster-Yale, Inc. and the Company's wholly owned operating subsidiary, Hyster-Yale Group, Inc., changed its corporate name to Hyster-Yale Materials Handling, Inc.
The Company has five segments, which include three in the lift truck business as discussed below, as well as Bolzoni S.p.A. ("Bolzoni") and Nuvera Fuel Cells, LLC ("Nuvera"). The Company’s lift truck business includes the following three geographic operating segments: the Americas, EMEA and JAPIC. Americas includes lift truck operations in the U.S., Canada, Mexico, Brazil, Latin America and the corporate headquarters. EMEA includes operations in Europe, the Middle East and Africa. JAPIC includes operations in the Asia and Pacific regions, including China.
Bolzoni is a leading worldwide producer and distributor of attachments, forks and lift tables marketed under the Bolzoni®, Auramo® and Meyer® brand names. Bolzoni also produces components for lift truck manufacturers. Bolzoni products are manufactured in the U.S., Italy, China, Germany and Finland. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift truck attachments and industrial material handling.
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
The components of the Company's revenues were as follows for the year ended December 31:

	2024	2023	2022
Lift trucks	75%	74%	73%
Parts	14%	15%	15%
Service, rental and other	7%	6%	7%
Bolzoni	4%	5%	5%
Nuvera	less than 1%	less than 1%	less than 1%
Sales of internal combustion engine and electric lift trucks as a percentage of the Company's revenues were as follows for the year ended December 31:

	2024	2023	2022
Internal combustion	45%	44%	43%
Electric	30%	30%	30%
Total lift truck sales	75%	74%	73%
Manufacturing and Assembly
The Company manufactures components, such as frames, masts and transmissions, and assembles lift trucks in the market of sale whenever practical to minimize freight cost, serve customers efficiently and balance currency mix. In some instances, however, it utilizes one worldwide location to manufacture specific components or assemble specific lift trucks. Additionally, components and assembled lift trucks are exported when it is advantageous to meet demand in certain markets. The Company operates eleven lift truck manufacturing and assembly facilities worldwide with four plants in the Americas, three in EMEA and four in JAPIC, including joint venture operations. In addition, the Company operates six principal Bolzoni manufacturing facilities worldwide.
Aftermarket Parts
The Company offers a line of aftermarket parts to service its large installed base of lift trucks currently in use in many industries. The Company offers online technical reference databases specifying the required aftermarket parts to service lift trucks and an aftermarket parts ordering system.
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
Marketing
The Company has a global marketing organization structured to support the geographic divisions. The global approach is centered around five key areas: product management and strategy; marketing strategy and activation; sales enablement and training; digital marketing and lead generation; and industry strategy and market insights.
Patents, Trademarks and Licenses
The Company relies on a combination of trade secret protection, trademarks, copyrights, and patents to establish and protect the Company's proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of the Company's technology to which they relate or competitors may design around the patents. The Company is not materially dependent upon patents or patent protection; however, as materials handling equipment has become more technologically advanced, the Company and its competitors have increasingly sought patent protection for inventions incorporated into their respective products. The Company owns the Hyster®, Yale®, Maximal®, Bolzoni Auramo®, Bolzoni®, Auramo®, Meyer® and Nuvera® trademarks and believes these trademarks are material to its business.
Distribution Network
The Company distributes lift trucks and attachments primarily through two channels: independent dealers and a direct sales program to major customers. In addition, the Company distributes aftermarket parts and services for its lift trucks through its independent dealers. The Company’s end-user base is diverse and fragmented, including but not limited to the following industries: light and heavy manufacturers, trucking and automotive, logistics, rental, building materials and paper suppliers, lumber, metal products, warehouses, retailers, food and beverage distributors, container handling and U.S. and non-U.S. governmental agencies.
Independent Dealers
The Company’s dealers, located in 115 countries, are generally independently owned and operated. The following table summarizes the Company's dealers as of December 31, 2024:

	Hyster®	Yale®	Dual-Branded	Maximal®
Americas	9	12	30	16
EMEA	59	42	16	18
JAPIC	71	9	5	42
	139	63	51	76
Direct Customer Sales
The Company operates a direct sales program to major customers or global accounts for both Hyster® and Yale®. This program focuses on large customers with centralized purchasing and geographically dispersed operations across multiple dealer territories. This program accounted for 23%, 19% and 17% of new lift truck unit volume in 2024, 2023 and 2022, respectively. The independent dealers support these major customers by providing aftermarket parts and service on a local basis. Dealers receive an installation fee for the support they provide in connection with these major customer sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, this direct customer sales program markets services, including full maintenance leases and fleet management.
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
Under the joint venture agreement with HYGFS, the Company’s dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, the Company provides recourse or repurchase obligations to HYGFS or to others. In substantially all of these transactions, a perfected security interest is maintained in the lift trucks financed, so that in the event of a default, the Company has the ability to take title to the assets financed and sell it through the Hyster® or Yale® dealer network. Furthermore, the Company has established reserves for exposures under these agreements when required. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to guarantees for these certain eligible dealers are limited to 7.5% of their original loan balance. See Note 17, Guarantees and Note 18, Debt and Equity Investments and Related-Party Transactions, to the Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.
Backlog
The following table outlines the Company's backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks for the years ended (in millions):

	December 31, 2024	September 30, 2024	December 31, 2023
Backlog, approximate sales value	$1,930	$2,300	$3,330
As of December 31, 2024, the Company expects substantially all of its backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks to be sold during the next twelve months. Backlog represents unfilled lift truck orders placed with the Company’s manufacturing and assembly facilities from dealers and direct sales to customers. In general, unfilled orders may be canceled at any time prior to the time of sale; however, the Company can assess cancellation penalties on dealer orders within a certain period prior to initiating production. In certain circumstances, dealer orders may be cancelled, for a limited time period without penalty, after receiving notice of a surcharge on the order from the Company. The dollar value of backlog is calculated using the current unit backlog and the forecasted average sales price per unit.
Key Suppliers and Raw Materials
During 2022, the Company experienced significant increases in material costs, primarily from global price increases for industrial metals, including steel, lead and copper and other commodity products, such as rubber, as a result of increased demand and limited supply. During 2023 and 2024, the Company experienced declines in some material costs which helped sustain the Company's strong margin position. However, ongoing volatility in global markets and the impact on demand and supply may result in unanticipated cost increases for the Company's product. The Company attempts to pass these increased costs along to its customers in the form of higher prices for its products. However, given a certain portion of the Company's current backlog is subject to fixed pricing, it may not be able to fully offset the increased market-based costs of industrial metals and other commodities due to overall market conditions and the lag time involved in implementing price increases for its products.
Steel is a significant raw material required by the Company's manufacturing operations and is generally purchased from steel producing companies in the geographic area near each of the Company's manufacturing facilities. Other significant components for the Company's lift trucks are engines, axles, brakes, transmissions, batteries and chargers. In addition, the Company depends on a limited number of suppliers for some of its crucial components, including diesel and gasoline engines, which are supplied by, among others, Power Solutions International, Inc., Yanmar Power Technology Co., LTD. and Kubota Corp., drive-system components, which are supplied by, among others, Dana Corporation, ZF Company and Zapi Inc., and cast-iron counterweights used to counter balance some lift trucks, which are obtained from, among others, Eagle Quest International Ltd. and BTS5 Incorporated. Some of these critical components are imported and subject to regulations, such as customary inspection by the U.S. Customs and Border Protection under the auspices of the U.S. Department of Homeland Security, as well as the Company's own internal controls and security procedures. Although most components are available from numerous sources or in quantities sufficient to meet requirements, the Company has experienced, and may continue to experience, significant shortages of key components for certain products. This has negatively affected, and may in the future negatively affect, production levels.
Government and Trade Regulations
The Company has been impacted by ongoing trade disputes with China, which led to the imposition of tariffs resulting in higher material costs. In addition, the Company’s business has been affected in the past by trade disputes between the U.S. and Europe. There continues to exist significant uncertainty about the future of U.S. trade policy and potential new tariffs, including but not limited to, potential new tariffs on Canada, China and Mexico. In the future, the Company's results of operations may be materially adversely affected to the extent the Company is affected by trade disputes with other foreign jurisdictions, and increased or new tariffs are levied on its goods or the materials the Company purchases.

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
Bolzoni is a leader in the lift truck attachment industry. Competition in this industry is based primarily on product quality and performance, price, availability of products, comprehensive product line offerings, innovation, including features, the cost of ownership over the life of the attachment, brand loyalty, and customer service. Bolzoni competes with a few global lift truck attachment manufacturers that operate in all major markets, as well as other niche companies.
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
Research and Development
The Company’s lift truck research and development capability is organized around four major engineering centers that are coordinated on a global basis. Products are designed for each brand concurrently and generally each center is focused on the global requirements for a single product line. The Company’s counterbalanced development center, which has global design responsibility for several classes of lift trucks for a highly diverse customer base, is located in Fairview, Oregon. The Company’s big truck development center is located in Nijmegen, the Netherlands, adjacent to a dedicated global big truck assembly facility. Warehouse trucks are designed based on regional differences in stacking and storage practices. The Company designs warehouse equipment for sale in the Americas market in Greenville, North Carolina, adjacent to the Americas manufacturing and assembly facility. The Company designs warehouse equipment for the European market in Masate, Italy, adjacent to its manufacturing and assembly facility for warehouse equipment. The Company also has an engineering Concept Center in the United Kingdom to support advanced design activities and an engineering office in India to support global design activities for its four major engineering centers. The Company also has the Emerging Market Development Center in China to support low-intensity product development.
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
Nuvera has two research and development locations. In the U.S., Billerica, Massachusetts is the primary location for design, development and testing of fuel-cell stacks and engines. In Europe, operations at San Donato, Italy are primarily focused on fuel-cell systems integration and testing.
Sumitomo-NACCO Joint Venture
The Company has a 50% ownership interest in Sumitomo NACCO Forklift Co., Ltd. ("SN"), a limited liability company that was formed in 1970 primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each SN stockholder is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, the Company accounts for its ownership in SN using the equity method of accounting. The Company purchases Hyster®- and

Yale®-branded lift trucks and related component and aftermarket parts from SN for sale outside of Japan under agreed-upon terms. The Company also contracts with SN for engineering design services on a cost plus basis and charges SN for technology used by SN but developed by the Company. During 2024, SN sold approximately 9,200 lift trucks.
Human Capital Resources
As of January 31, 2025, the Company had approximately 8,500 employees. The employees are distributed among each of the Company's businesses as follows:

Lift Truck	7,100
Bolzoni	1,200
Nuvera	200
Certain employees in the Danville, Illinois parts depot operations are unionized. The Danville union contract expires every three years at which time salaries, certain employee policies and a limited number of benefits are negotiated for the following three-year period. The Company’s contract with the Danville union expires in June 2027. Generally, employee benefits for Danville union employees are aligned with non-union U.S. employees. All other employees at the Company's facilities in the U.S. are not represented by unions. In Brazil, all employees are represented by a union for salary and benefits contracts, which are negotiated annually for the following year. In Mexico, certain employees are unionized. The Company’s contract with the Mexican union expires annually in March, at which time salaries are negotiated for the following year. Benefits in Mexico are negotiated every other year.
In Europe, certain employees in the Helsinki, Finland, Salzgitter, Germany, Craigavon, Northern Ireland, Masate, Italy, Piacenza, Italy, San Donato, Italy and Nijmegen, the Netherlands facilities are represented by a union or a works council. The Company believes its current labor relations with both union and non-union employees are generally satisfactory.
The Company believes the long-term best interests of its stockholders are best served by embracing economic, social, environmental and health and safety objectives throughout its organization, which also provides benefits to its customers and the communities in which it operates. The Company has established specific cost-effective corporate projects through its 2026 Aspirations program that are expected to reduce its impact on the environment and conserve natural resources.
The Company considers its employees a primary focus area of corporate responsibility. The Company's priority on people focuses on five main areas: occupational health and safety, employment, inclusion and equal opportunity, training and education and engagement with local communities.
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
Some of the employment initiatives offered include various training opportunities, an educational assistance program, competitive wage and benefit programs, promotion of inclusion initiatives, a wellness program and cultivation of an energetic corporate atmosphere. In each country where the Company operates, the Company reviews the competitive markets to develop comprehensive benefits packages that address health and well-being, such as medical, dental and vision coverages; financial security programs such as retirement and savings plans; paid time off for vacation and holiday time and more.
Inclusive and Diverse Work Environment
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
The Company also maintains several Employee Resource Groups ("ERG"), such as the W41 Women’s Network, HYMH Veterans Group, Emerging Professionals Network, Green Team and the Young Professionals Network. These groups are open to all employees and are employee-led and employee-run which promote diversity by bringing together employees who share similar interests or affinities. They offer access to resources, development and leadership opportunities, and are designed to leverage the individual talents, perspectives and experiences of employees to support an inclusive workplace environment. All regular, full-time employees are eligible to join any ERG. Furthermore, each ERG must have a leadership sponsor who provides guidance and feedback on the group’s strategies and objectives.
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
•keep all work areas free from environmental health and safety hazards; and
•comply with reporting requirements applicable to the Company.
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
To effectively manage this program, the Company's energy and emissions management strategy is built upon three pillars:
•Efficiency
•reduce energy consumption within the Company's operations; and
•pursue renewable energy and other low-carbon sources regularly
•Engagement
•collaborate with suppliers to understand their energy challenges and develop solutions
•Innovation
•design and deliver products that improve energy efficiency and decrease operating costs
The Company has a deep appreciation for energy and energy efficiency. The Company consumes energy to create powerful equipment and this equipment, in turn, consumes energy while in-use. The Company recognizes the importance of managing energy consumption as efficiently as possible both during the production and use phase of products. To provide internal accountability, oversight and focus for managing energy usage reduction, the Company has established divisional waste and energy committees in both the Americas and EMEA. These committees meet regularly to discuss progress and updates on current year energy and waste reduction projects as well as plans for future initiatives. The committees provide regular updates to key stakeholders within the organization to keep the business engaged with the topic and updated on the steps the Company is taking to decrease its environmental footprint among other priorities.
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
Reuse: With regard to raw materials and the circular economy, the Company's “Remanufacturing” program covers 12 key components, which enable customers to exchange used parts for remanufactured items. The Company strives to optimize its use of raw materials and allow valuable resources to remain in circulation. As part of the Company's Supplier Engagement Manual, specific procedures are in place to assess whether its customers are supported and their expectations are met. The Company has also implemented rules around packaging to assess whether the design and strength of the packaging minimizes cost of materials, labor and shipping.
Recycle: The Company's sites prioritize waste reduction first, followed by reuse and recycling. Waste reduction efforts have been further supported by ongoing initiatives and campaigns to increase awareness of recycling capabilities.

The three pillar approach drives to achieve zero waste to landfill aspirations as outlined within the Company's 2026 Aspirations program:
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
The Company’s manufacturing operations are subject to laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous substances. The Company’s policies stress compliance, and the Company believes it is currently in substantial compliance with existing environmental laws. If the Company fails to comply with these laws or its environmental permits, it could incur substantial costs, including cleanup costs, operational disruptions, fines and civil and criminal sanctions. In addition, future changes to environmental laws could require the Company to incur significant additional expense or restrict operations. Based on information available as of the date of filing this Annual Report on Form 10-K, the Company does not expect compliance with environmental requirements to have a material adverse effect on the Company’s financial condition or results of operations.
The Company’s products may also be subject to laws and regulations relating to the protection of the environment, including those governing vehicle exhaust. Regulatory agencies in the U.S. and Europe have issued or proposed various regulations and directives designed to reduce emissions from spark-ignited engines and diesel engines used in off-road vehicles, such as industrial lift trucks. These regulations require the Company and other lift truck manufacturers to incur costs to modify designs and manufacturing processes and to perform additional testing and reporting. While there can be no assurance, the Company believes the impact of the additional expenditures to comply with these requirements will not have a material adverse effect on its business.
The Company is investigating or remediating historical contamination at some current and former sites caused by its operations or those of businesses it acquired. While the Company is not aware that any material outstanding claims or obligations exist with regard to these sites, the discovery of additional contamination at these or other sites could result in significant cleanup costs that could have a material adverse effect on the Company’s financial conditions and results of operations.
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
Part of the strategy to expand worldwide market share is strengthening the Company's non-U.S. distribution network. A part of this strategy also includes decreasing costs by sourcing basic components in lower-cost countries. Implementation of this part of the strategy may increase the risks and potential impacts to global operations and there can be no assurance that such risks will not have an adverse effect on the Company's revenues, profitability or market share.
Economic and political conditions in the U.S. and abroad may lead to significant changes in tax rules and regulations. For example, proposals to reform non-U.S. tax laws or other regulations could significantly impact how multinational corporations do business. The Company's effective income tax rate could be volatile and materially change as a result of changes in tax laws, geographic mix of earnings and other factors. Although the Company cannot predict the final form or impact of any regulation or other proposal, if adopted at all, such regulations and proposals could, if enacted, have a material adverse impact on the Company's profitability.
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
Changes in existing free trade laws and regulations or tariffs could materially reduce the Company's profitability.
Existing free trade laws and regulations provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in or uncertainty surrounding, laws or policies governing the terms of international trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where the Company manufactures products could have a material adverse impact on the Company's business and financial results.
In February 2025, the United States announced substantial tariffs on Canada, China and Mexico and restored tariffs on imported steel and aluminum without regard to the location of the seller. There exists substantial uncertainty as to whether all of these tariffs will be fully implemented or sustained. The Company is monitoring these actions, which could have an adverse impact on the Company's business strategy, market share and operating results. There can be no assurances that these tariffs will not be implemented or increased in the future, with the previously mentioned countries or additional countries with which the Company does business. The degree to which these changes in U.S. trade policy affect the Company's operating results will be influenced by the specific details of the changes in trade policies, their timing and duration, and the Company's effectiveness in deploying tools and strategies to address these issues. In addition, retaliatory tariffs imposed by other countries or other potential government actions, could result in further adverse impacts on the Company's business, market share and operating results.
The cost of raw materials used by the Company's products has fluctuated and may continue to fluctuate, which could materially reduce the Company's profitability.
The Company has experienced and may continue to experience significant increases in materials costs, primarily as a result of inflationary pressures, increased demand and limited supply. The Company manufactures products that include raw materials that consist of steel, rubber, copper, lead, castings and counterweights. The Company also purchases parts provided by suppliers that are manufactured from castings and steel or contain lead. The cost of these parts is affected by the same economic conditions that impact the cost of the parts the Company manufactures. The cost to manufacture lift trucks and related service parts has been and may continue to be affected by fluctuations in prices for these raw materials. If costs of these raw materials increase, the Company's profitability could be materially reduced.

The Company depends on a limited number of suppliers for specific critical components.
The Company depends on a limited number of suppliers for some of its critical components, including diesel, gasoline and fuel cell engines and cast-iron counterweights used in some lift trucks. Some of these critical components are imported and subject to regulation, primarily with respect to customary inspection of such products by the U.S. Customs and Border Protection under the auspices of the U.S. Department of Homeland Security. Although most components are available from numerous sources or in quantities sufficient to meet requirements, the Company has experienced significant shortages of key components for certain products which has negatively affected and may in the future negatively affect production levels. The results of operations and liquidity position have been and could be adversely affected if the Company is unable to obtain these critical components, or if the costs of these critical components were to continue to increase, due to inflation, regulatory compliance or otherwise, and the Company is unable to pass the cost increases on to its customers.
Furthermore, disruptions associated with suppliers have impacted and may continue to impact the Company's liquidity position. As a result of supply disruptions, the Company may not be able to generate sufficient cash from operations which, among other things, could negatively impact the Company's debt levels and ability to access its credit facilities, or require the Company to seek additional financing sources, which may not be available on favorable terms or at all. If the Company suffers a liquidity shortage, the Company may be forced to reduce production levels, reduce planned capital investments, reduce workforce, decrease or suspend planned dividends or share purchases, or adopt other measures.
Failure to compete effectively within the Company's industry could result in a significant decrease in revenues and profitability.
The Company experiences intense competition in the sale of lift trucks and aftermarket parts. Competition in the lift truck industry is based primarily on strength and quality of dealers, brand loyalty, customer service, new lift truck availability and sales prices, availability of aftermarket parts and their prices, comprehensive product line offerings, product performance, quality and innovation, including lift truck features, and the cost of ownership over the life of the lift truck. The Company competes with several global manufacturers that operate in all major markets. These manufacturers may have lower manufacturing costs, offer differentiated products at competitive prices, provide better performance and have greater financial resources than the Company, which may enable them to commit larger amounts of capital in response to changing market conditions. If the Company fails to compete effectively, revenues and profitability could be significantly reduced.
The Company’s products and services may be affected from time to time by design and manufacturing defects or new technologies that could materially adversely affect the Company’s business and result in harm to the Company’s reputation.
The Company offers complex hardware and software products and services that can be affected by design and manufacturing defects. Sophisticated operating system software and applications, such as those offered by the Company, often have issues that can unexpectedly interfere with the intended operation of hardware or software products and services. Defects can also exist in components and products the Company purchases from third parties. Component defects could make the Company’s products unsafe and create a risk of property damage and personal injury. In addition, the Company’s service offerings can have quality issues and from time to time experience outages, service slowdowns or errors. As a result, from time to time the Company’s services have not performed as anticipated and may not meet customer expectations. The introduction of new and complex technologies, such as artificial intelligence features, can also create challenges and compliance and safety risks. There can be no assurance the Company will be able to detect and fix all issues and defects in the hardware, software and services it offers. In addition, the Company can be exposed to product liability claims, recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment or intangible assets, and significant warranty and other expenses, including litigation costs and regulatory fines. Quality problems can adversely affect the experience for users of the Company’s products and services, and result in harm to the Company’s reputation, loss of competitive advantage, poor market acceptance, reduced demand for products and services, delay in product innovations and lost sales.
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
The Company's lift truck business historically has been cyclical. Fluctuations in the rate of orders for lift trucks, attachments and fuel-cell technology reflect the capital investment decisions of the Company's customers, which depend to a certain extent on the general level of economic activity in the various industries the customers serve. During economic downturns, customers tend to delay new lift truck and parts purchases or may cancel or postpone orders. Consequently, the Company has experienced, and in the future may continue to experience, significant fluctuations in revenues and net income. If there is a downturn in the general economy, or in the industries served by lift truck customers, the Company's revenue and profitability could decrease significantly, and the Company may not be able to sustain or grow the business.
The Company relies primarily on its network of independent dealers to sell lift trucks and aftermarket parts and the Company has no direct control over sales by those dealers to customers. The loss of or ineffective or poor performance by these independent dealers could result in a significant decrease in revenues and profitability and the inability to sustain or grow the business.
The Company relies primarily on independent dealers for sales of lift trucks and aftermarket parts. Sales of the Company's products are therefore not subject to the Company's direct control and may depend on the quality and effectiveness of the dealers, including their service repair capabilities. As a result, ineffective or poorly performing dealers could result in a significant decrease in revenues and profitability and the Company may not be able to sustain or grow its business.

The pricing and costs of the Company's products have been and may continue to be impacted by currency fluctuations, which could materially increase costs, and result in material exchange losses and reduce operating margins.
Because the Company conducts transactions in various currencies, including U.S. dollars, euros, Japanese yen, Chinese renminbi, British pounds, Swedish kroner, Mexican pesos and Australian dollars, lift truck pricing is subject to the effects of fluctuations in the value of these currencies and fluctuations in the related currency exchange rates. As a result, the Company's sales have historically been affected by, and may continue to be affected by, these fluctuations. In addition, exchange rate movements between currencies in which the Company purchases materials and components and manufactures certain products and the currencies in which the Company sells those products have been affected by and may continue to result in exchange losses that could materially reduce operating margins. Furthermore, the Company's hedging contracts may not fully offset risks from changes in currency exchange rates.
If the global capital goods market declines, the cost saving efforts the Company has implemented may not be sufficient to achieve the benefits expected.
If the global economy or the capital goods market declines, the Company's revenues could decline. If revenues are lower than expected, the programs the Company has implemented may not achieve the benefits expected. Furthermore, the Company may be forced to take additional cost saving steps that could result in additional charges that materially adversely affect the ability to compete or implement the Company's current business strategies.
The Company may not be successful in commercializing Nuvera’s technology, which success would depend, in part, on the Company’s ability to protect Nuvera’s intellectual property.
The Company may not be able to commercialize Nuvera’s fuel-cell technologies on economically efficient terms. Unforeseen difficulties, such as delays in development due to design defects or changes in specifications and insufficient research and development resources, cost overruns or availability of key components such as hydrogen, may hinder the Company’s ability to incorporate Nuvera’s technologies into its product lines or generate revenues to third-parties on an economically favorable basis or at all.
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
Risks Related to Cybersecurity
The Company may be unable to protect its information systems against service interruptions, data corruption, cybersecurity incidents or network breaches, which have in the past and could in the future disrupt business strategy and operations and could materially adversely affect the Company's results of operations, financial condition or reputation.
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
The Company’s information systems, or those of our third-party business partners, have been and may in the future be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components; power outages; hardware failures; user error; insider threats; or cybersecurity threats and cybersecurity incidents, including, but not limited to, ransomware, malware, fraud, phishing or other social engineering attempts and denial of service attacks, which are increasing in frequency and sophistication. In addition, security breaches, whether in the Company’s systems or those of third-party business partners, could result in unauthorized access to and disclosure of confidential, personal or sensitive information and loss of intellectual property and pose a risk to the security, confidentiality, availability and integrity of the Company’s data, as well as the data of the Company’s suppliers, customers and employees. While the Company is committed to adhering to evolving regulatory cybersecurity requirements, various procedures and controls have been and are being utilized to mitigate such risks, there can be no guarantee that the actions and controls the Company implements, or which the Company has caused or will cause third-party business partners to implement, will be sufficient to protect and mitigate associated risks to the Company’s information systems, information or other property. Moreover, the Company may not be aware of all vulnerabilities associated with its information systems.
The Company has experienced cybersecurity threats, cybersecurity incidents and vulnerabilities in the Company’s information systems and those of the Company’s third-party business partners. As of the date of this filing, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have had or are reasonably likely to have, a material impact on the Company’s business strategy, results of operations or financial condition. In addition, the amount of insurance coverage the Company maintains may be inadequate or difficult to obtain in order to cover claims or liabilities relating to a cybersecurity incident. If, in the future, the Company’s or a third party’s information systems suffer severe damage, disruption, breach, or shutdown, and business continuity plans do not effectively resolve the issues in a timely manner, then the Company could be subject to litigation including individual claims or consumer class actions, commercial litigation, administrative, civil or criminal investigations or actions, regulatory intervention, government enforcement actions, penalties, sanctions or fines, disruption to operations and product systems, communication delays, unauthorized release of confidential or otherwise protected information, corruption or alteration of data, payment of ransom, or investigation and remediation costs, which could result in a negative impact on the Company’s business strategy, results of operations, financial condition or reputation. Reports of unauthorized access to the Company's products, systems and data, regardless of their veracity, may result in the perception that the products, systems or data are capable of being hacked, which could harm its brands, reputation, prospects, relationships with third parties and operating results. Further, the amount of insurance coverage the Company maintains may be inadequate to cover claims or liabilities relating to a cybersecurity incident.
Security breaches with respect to the Company’s products could interfere with its business, dealers, and customers, exposing it to liability that would cause its business and reputation to suffer.
Some of the Company’s products include cyberphysical components and systems typically used for telematics services, automated vehicles and remote system updates. While the Company has implemented security measures intended to prevent unauthorized access to these products, malicious actors have attempted, and may attempt in the future, to gain unauthorized access to such products including through such components and systems in order to gain control of the products, change the products’ functionality, user interface, or performance characteristics, or gain access to data stored in or generated by the products. Any unauthorized access to or control of the products or systems or any loss of data could result in litigation including individual claims or consumer class actions, commercial litigation, administrative, civil or criminal investigations or actions, regulatory intervention, government enforcement actions, penalties, sanctions or fines, disruption to operations and product systems, innovation delays, unauthorized release of confidential or otherwise protected information, corruption or alteration of data, payment of ransom, or investigation and remediation costs, which could materially adversely affect the Company’s business strategy, results of operations, financial condition, growth opportunities or reputation.

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
The Company's products may also be subject to laws and regulations relating to the protection of the environment, including those governing vehicle exhausts. Regulatory agencies in the U.S. and other parts of the world have issued or proposed various regulations and directives designed to reduce emissions from spark-ignited engines and diesel engines used in off-road vehicles, such as industrial lift trucks. These regulations can require the Company and other lift truck manufacturers to incur costs to modify designs and manufacturing processes and to perform additional testing and reporting.
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
Because the Company has employees, property and business operations outside of the U.S., it is subject to the laws and the court systems of many jurisdictions. The Company may become subject to claims outside the U.S. based in non-U.S. jurisdictions for violations of their laws with respect to the Company's non-U.S. operations. In addition, these laws may be changed or new laws may be enacted in the future, including, for example, with respect to environmental, climate change, health and safety and cybersecurity matters. Non-U.S. litigation is often expensive, time consuming and distracting. As a result, any of these risks could significantly reduce profitability and the Company's ability to operate its businesses effectively.
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
The Company has two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock are entitled to cast one vote per share and, as of December 31, 2024, accounted for approximately 29 percent of the voting power of the Company. Holders of Class B common stock are entitled to cast ten votes per share and, as of December 31, 2024, accounted for the remaining voting power of the Company. As of December 31, 2024, certain members of the Company’s extended founding family held approximately 30 percent of the Company’s outstanding Class A common stock and approximately 96 percent of the Company’s outstanding Class B common stock. On the basis of this common stock ownership, certain members of the Company’s extended founding family could have exercised 77 percent of the Company’s total voting power. Although there is no voting agreement among such extended family members, in writing or otherwise, if they were to act in concert, they could control the outcome of director elections and other stockholder votes on significant corporate actions, such as certain amendments to the Company’s certificate of incorporation and sale of the Company or substantially all of its assets. Because certain members of the Company’s extended founding family could prevent other stockholders from exercising significant influence over significant corporate actions, the Company may be a less attractive takeover target, which could adversely affect the market price of its common stock.
The Company’s stock repurchase program could affect the price of its Class A common stock and increase volatility and may not enhance long-term shareholder value.
The Company’s Board of Directors has authorized a stock repurchase program. The timing and amount of any repurchases under the stock repurchase program are determined at the discretion of the Company's management based on a number of factors. The stock repurchase program does not require the Company to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Company at any time without prior notice and will expire no later than November 2027. The Company may repurchase shares in the open market, through privately negotiated transactions or otherwise.
Repurchases under the stock repurchase program could affect the price of the Company's Class A common stock. The existence of a stock repurchase program could cause the price of the Company's Class A common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for the Company’s Class A common stock. There can be no assurance that any stock repurchases will enhance shareholder value because the market price of the Company’s Class A common stock may decline below the levels at which the Company repurchased the shares. Although the stock repurchase program is intended to enhance long-term shareholder value, there is no assurance that it will do so and short-term price fluctuations in the Class A common stock could reduce the program’s effectiveness. Furthermore, the stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of the Company's Class A common stock, and it may be suspended or discontinued at any time, and any suspension or discontinuation could cause the market price of the Company's Class A common stock to decline.
Risks Related to Financing
The Company is subject to recourse or repurchase obligations with respect to the financing arrangements of some of its customers.
Through arrangements with Wells Fargo and others, dealers and other customers are provided financing for new lift trucks in the U.S. and in major countries of the world outside of the United States. Through these arrangements, the Company's dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, the Company provides recourse or repurchase obligations such that it would become obligated in the event of default by the dealer or customer. Total amounts subject to these types of obligations were $219.2 million and $162.4 million at December 31, 2024 and 2023, respectively. Generally, the Company maintains a perfected security interest in the related assets financed such that, in the event the Company becomes obligated under the terms of the recourse or repurchase obligations, it may take title to the assets financed. The Company cannot be certain, however, that the security interest will equal or exceed the amount of the recourse or repurchase obligations. In addition, the Company cannot be certain that losses under the terms of the recourse or repurchase obligations will not exceed the reserves that have been set aside in the consolidated financial statements. The Company could incur a charge to earnings if reserves prove to be inadequate, which could have a material adverse effect on results of operations and liquidity for the period in which the charge is taken.
The Company may be unable to fund its operations at competitive rates, on commercially reasonable terms or in sufficient amounts.
The Company has incurred significant debt obligations that could adversely affect its business and financial condition, including the ability to fully implement its strategy. As of December 31, 2024, the Company has a $300 million secured, floating-rate revolving credit facility, expiring in June 2026, and a $225 million term loan, maturing in May 2028, each of which has various restrictive covenants. As the Company continues to pursue its business strategies, it expects to incur additional indebtedness and refinance existing debt at a variety of interest rates, maturities, and terms. The lift truck industry is a cyclical business and the Company's revenue, cash flows, and outlook often fluctuate in accordance with this cycle, as well as prevailing macroeconomic conditions, the Company's business strategy, and other risks described in these risk factors. These fluctuations, together with the Company's debt level and related debt service obligations, could have the effect of, among other things, reducing the Company's flexibility to respond to changing business and economic conditions and increasing the risk of a future downgrade in the Company's credit ratings that can potentially impact the value of the Company's outstanding debt and increase its borrowing costs. The Company may also be required to raise additional financing for working capital, capital expenditures, debt service obligations, debt refinancing, future acquisitions, or other general corporate purposes, which will depend on, among other factors, the Company's financial position and performance, as well as prevailing market conditions and other factors beyond the Company's control. Consequently, the Company may not be able to obtain additional financing or refinancing on terms acceptable to it, or at all, which could adversely impact the Company's ability to finance its business strategy and service and repay outstanding indebtedness as it becomes due, all of which could adversely impact the Company's business, financial condition, and the cost of borrowing.

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY
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
The Company’s Office of the Chief Information Security Officer (“Office of the CISO”), which is responsible for the daily direction and management of cybersecurity risk activities, consists of the Chief Information Security Officer, Chief Information and Digital Officer and other information technology and cybersecurity specialists. The Office of the CISO uses various data protection frameworks and conducts vulnerability assessments, cybersecurity monitoring and recovery software, employee, supplier and dealer training programs and monitoring of incidents and threats. Members of the Office of the CISO also engage with the Company’s internal audit department to review cybersecurity threats focusing on operational applications and databases through the course of their activities. The Chief Information Security Officer has extensive experience in information technology including roles in cybersecurity, privacy, software engineering, systems engineering, infrastructure and data center management, and is a Certified Information Security Manager and a Certified Data Privacy Solutions Engineer.
The Company's Office of the CISO chairs the Company’s Cybersecurity Committee (the “CSC”), which oversees the establishment and operations of cybersecurity risk management processes and strategies and directs activities to identify, detect, assess and manage risks from cybersecurity threats, protect the Company’s assets and to respond and recover from cybersecurity incidents. The CSC is responsible for coordination with the Company’s internal audit, risk management and/or crisis management teams to review and respond to cybersecurity threats. The CSC includes members of senior management from operations, finance and legal. The CSC is expected to meet quarterly. On behalf of the CSC, the Office of the CISO review and reports on the Company’s cybersecurity activities to the ARC on a quarterly basis and to the full Board of Directors on at least an annual basis.
In addition, the Company engages third parties to assist in assessing, enhancing, implementing and monitoring the Company's cybersecurity risk-management programs. The Company maintains processes to oversee and identify risks from cybersecurity threats associated with its use of third-party service providers.
The Company has experienced cybersecurity threats, cybersecurity incidents and vulnerabilities in its information systems and those of third-party business partners. As of the date of this filing, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have had or are reasonably likely to have a material impact on the Company’s business strategy, results of operations or financial condition. If, in the future, the Company’s or a third party's information systems suffer severe damage, disruption, breach, or shutdown, and business continuity plans do not effectively resolve the issues in a timely manner, then the Company could be subject to litigation including individual claims or consumer class actions, commercial litigation, administrative, civil or criminal investigations or actions, regulatory intervention, government enforcement actions, penalties, sanctions or fines, disruption to operations and product systems, unauthorized release of confidential or otherwise protected information, corruption or alteration of data, payment of ransom, or investigation and remediation costs, which could result in a negative impact on the Company’s business strategy, results of operations, financial condition or reputation. See "Risks Related to Cybersecurity" in Part I, Item 1A. Risk Factors, in this Annual Report on Form 10-K.

Item 2. PROPERTIES
The following table presents the principal assembly, manufacturing, distribution and office facilities that the Company owns or leases:

Segment	Facility Location	Owned/Leased	Function(s)
Lift Truck
Americas	Berea, Kentucky	Owned	Assembly of lift trucks and manufacture of component parts
	Charlotte, North Carolina	Leased	Customer experience and training center
	Cleveland, Ohio	Leased	Global headquarters
	Danville, Illinois	Owned	Americas parts distribution center
	Fairview, Oregon	Owned	Counterbalanced development center for design and testing of lift trucks, prototype equipment and component parts
	Greenville, North Carolina	Owned	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in the Americas; Americas warehouse development center; assembly of lift trucks and manufacture of component parts
	Itu, Brazil	Owned	Assembly and manufacture of lift trucks and parts distribution center
	Ramos Arizpe, Mexico	Owned	Assembly of lift trucks and manufacture of component parts
EMEA	Craigavon, Northern Ireland	Owned	Manufacture of lift trucks and component parts
	Frimley, Surrey, UK	Leased	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in EMEA
	Irvine, Scotland	Leased	European administrative center
	Masate, Italy	Leased	Assembly of lift trucks; European warehouse development center
	Nijmegen, the Netherlands	Owned	Big trucks development center; manufacture and assembly of big trucks and component parts; European parts distribution center
JAPIC	Fuyang, China	Owned	Manufacture and assembly of lift trucks
	Pune, India	Leased	Engineering, supply chain and marketing and administrative services
	Shanghai, China	Owned	Sale of parts and marketing operations of China
Bolzoni	Helsinki, Finland	Leased	Manufacture and distribution of Bolzoni products
	Hebei, China	Owned	Manufacture and distribution of Bolzoni products
	Piacenza, Italy	Owned	Bolzoni headquarters; manufacture and distribution of Bolzoni products
	Salzgitter, Germany	Owned	Manufacture and distribution of Bolzoni products
	Sulligent, Alabama	Owned	Manufacture of Bolzoni products and manufacture of component parts for lift trucks
	Wuxi, China	Owned	Manufacture and distribution of Bolzoni products
Nuvera	Billerica, Massachusetts	Leased	Nuvera research and development laboratory
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

Name	Age	Current Position	Other Positions
Alfred M. Rankin, Jr.	83	Executive Chairman of the Board of Directors of Hyster-Yale (from May 2023).	Chairman and Chief Executive Officer of Hyster-Yale (from February 2021 to May 2023), Chairman of HYMH (from prior to 2020 to May 2023), Chairman, President and Chief Executive Officer of Hyster-Yale (from prior to 2020 to February 2021).
Rajiv K. Prasad	61	President and Chief Executive Officer of Hyster-Yale (from May 2023).	President and Chief Executive Office of HYMH (from January 2020 to January 2025), President of Hyster-Yale (from February 2021 to May 2023).
Anthony J. Salgado	54	President and Chief Executive Officer of HYMH (from January 2025).	Chief Operating Officer of HYMH (from prior to 2020 to January 2025).
Dena R. McKee	52	Vice President, Controller and Chief Accounting Officer of Hyster-Yale (from February 2024).	Senior Consultant of Resources Connection LLC (from October 2023 to February 2024), Senior Director, Corporate Controller of Resideo Technologies, Inc, (from September 2022 to May 2023), Senior Vice President, Corporate Controller of Cornerstone Building Brands (from September 2020 to September 2022) and Director, Technical & Accounting Excellence of Follett Corporation (from prior to 2020 to September 2020).
Scott A. Minder	51	Senior Vice President, Chief Financial Officer and Treasurer of Hyster-Yale (from September 2022).	Vice President, Treasurer and Investor Relations of ATI Inc. (a global specialty materials and component company) (from prior to 2020 to August 2022).
Stewart D. Murdoch	54	Senior Vice President, Managing Director, Europe, Middle East and Africa of HYMH (from October 2020).	General Manager, Director and Head of EMEA North and Australasia, Habasit (UK), Ltd. (an industrial company) (from prior to 2020 to September 2020).
Charles F. Pascarelli	65	Senior Vice President, President, Americas of HYMH (from prior to 2020).
Jon C. Taylor	60	Chief Financial Officer of HYMH (from February 2022).	VP Finance of HYMH (from July 2020 to January 2022), President, Nuvera Fuel Cells (from prior to 2020 to June 2020).
Suzanne S. Taylor	62	Senior Vice President, General Counsel and Secretary of Hyster-Yale (from prior to 2020), Senior Vice President, General Counsel and Secretary of HYMH (from prior to 2020).
Matheus de C. Thaumaturgo	49	President, APIC of HYMH (from July 2024).	Managing Director for HYMH in Brazil (from prior to 2020 to June 2024).
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
At December 31, 2024, there were approximately 794 Class A common stockholders of record and 836 Class B common stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
Month #1 (October 1, 2024 - October 31, 2024)	—	$—	—	$50,000,000
Month #2 (November 1, 2024 -November 30, 2024)	32,202	$55.64	32,202	$48,208,152
Month #3 (December 1, 2024 - December 31, 2024)	57,027	$54.68	89,229	$45,089,883
Total	89,229	$55.03	89,229	$45,089,883
(1) Average Price Paid per Share excludes commissions.
(2) On November 18, 2024, the Company’s Board of Directors announced the approval of a stock repurchase program, pursuant to which the Company may repurchase up to $50 million or 1.5 million shares, whichever comes first, of the Company’s Class A common stock. The stock repurchase program may be modified, suspended, extended or terminated by the Company at any time without prior notice and will expire no later than November 2027.

Item 6. [RESERVED]

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE, INC. AND SUBSIDIARIES
    (Dollars in Millions, Except Per Share Data)
OVERVIEW
Hyster-Yale, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating company, Hyster-Yale Materials Handling, Inc. ("HYMH"), is a globally integrated company offering a full line of high-quality, application-tailored lift trucks and solutions aimed at meeting the specific materials handling needs of its customers. The Company's solutions include attachments and hydrogen fuel cell power products, telematics, automation and fleet management services, as well as a variety of other power options for its lift trucks. The Company, through HYMH, designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally, primarily under the Hyster® and Yale® brand names, mainly to independent, exclusive Hyster® and Yale® retail dealerships. The materials handling business historically has been cyclical because the order rate for lift trucks fluctuates depending on the economic activity level in the various industries and countries its customers serve. The Company owns a 90% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"), a manufacturer of low-intensity and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets. Lift trucks and component parts are manufactured and assembled in the United States ("U.S."), Northern Ireland, China, the Netherlands, Mexico, the Philippines, Brazil, Japan, Italy and Vietnam. On May 31, 2024, the Company changed its corporate name to Hyster-Yale, Inc. and the Company's wholly owned operating subsidiary, Hyster-Yale Group, Inc., changed its corporate name to Hyster-Yale Materials Handling, Inc.
The Company operates Bolzoni S.p.A. ("Bolzoni"). Bolzoni is a leading worldwide producer and distributor of attachments, forks and lift tables marketed under the Bolzoni®, Auramo® and Meyer® brand names. Bolzoni also produces components for lift truck manufacturers. Bolzoni products are manufactured in the U.S., Italy, China, Germany and Finland. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift truck attachments and industrial material handling.
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
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2023 Annual Report on Form 10-K for discussion of financial condition and results of operations for 2023 compared with 2022.
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
Deferred Income Taxes: Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards on a taxing jurisdiction basis. The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which it expects the temporary differences to be recovered or paid. U.S. generally accepted accounting principles for income taxes requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) such assets will not be realized. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. In that regard, the Company continually evaluates its deferred tax assets to determine if a valuation allowance is required or no longer needed. When the company concludes it has sufficient evidence to warrant a change in judgement regarding the realizability of its deferred tax assets, the result may have a material impact to the reported income tax expense. At December 31, 2024, the Company had gross deferred tax assets of $168.7 million which were reduced by valuation allowances of $144.3 million and gross deferred tax liabilities of $26.1 million.
Goodwill: Goodwill is tested for impairment annually as of May 1, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company completed the annual goodwill impairment testing as of May 1, 2024 at the reporting unit level for the related goodwill. The Company uses either a qualitative or quantitative analysis to determine whether fair value exceeds carrying value. An estimate of the fair value of the reporting unit is determined through a combination of comparable market values for similar businesses and discounted cash flows. These estimates can change significantly based on such factors as the reporting unit's financial performance, economic conditions, interest rates, growth rates, pricing, changes in business strategies and competition. Based on the annual testing, the fair value of each reporting unit was in excess of its carrying value and no impairment existed. As of December 31, 2024, Bolzoni had $51.9 million of goodwill. Based on the most recent interim impairment test, Bolzoni's fair value of equity exceeded the carrying value by approximately $100 million or 60%.
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
Product liabilities: The Company is generally self-insured for product liability claims, although catastrophic insurance coverage is retained for potentially significant individual claims, and the Company also has insurance for certain historic claims. The Company provides for the estimated cost of personal and property damage relating to its products based on a review of historical experience and consideration of any known trends. Reserves are recorded for estimates of the costs for known claims and estimates of the costs of incidents that may have occurred but for which a claim has not yet been reported. While the Company engages in extensive product quality reviews and customer education programs, the product liability provision is affected by the number and magnitude of claims of alleged product-related injury and property damage and the cost to defend those claims. In addition, the estimates regarding the magnitude of claims are affected by changes in assumptions regarding medical costs, legal defense costs, inflation rates and trends in damages awarded by juries. Changes in the assumptions regarding any one of these factors could result in a change in the estimate of the magnitude of claims. A one percent increase in the estimate of the number of claims or the magnitude of claims would increase the product liability reserve and reduce operating profit by approximately $0.5 million. Although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change the estimates in the future.
Product warranties: The Company provides for the estimated cost of product warranties at the time revenues are recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, the warranty obligation is affected by product failure rates, labor costs and replacement component costs incurred in correcting a product failure. If actual product failure rates, labor costs or replacement component costs differ from the Company's estimates, which are based on historical failure rates and consideration of known trends, revisions to the estimate of the cost to correct product failures would be required. If the estimate of the cost to correct product failures were to increase by one percent over current estimated levels, the product warranties reserves would increase and reduce operating profit by approximately $0.6 million. The Company's past results of operations have not been materially affected by a change in the estimate of product warranties and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change the estimates in the future.

FINANCIAL REVIEW
The segment and geographic results of operations for the Company were as follows for the years ended December 31:

			Favorable / (Unfavorable)
	For the Years Ended December 31,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Revenues
Americas	$3,222.5	$2,899.3	$323.2	11.1%
EMEA	707.6	820.5	(112.9)	(13.8)%
JAPIC	183.7	201.1	(17.4)	(8.7)%
Lift truck business	4,113.8	3,920.9	192.9	4.9%
Bolzoni	379.1	375.3	3.8	1.0%
Nuvera	1.4	4.3	(2.9)	(67.4)%
Eliminations	(186.1)	(182.2)	(3.9)	2.1%
	$4,308.2	$4,118.3	$189.9	4.6%
Gross profit (loss)
Americas	$695.0	$564.9	$130.1	23.0%
EMEA	108.1	121.0	(12.9)	(10.7)%
JAPIC	16.6	25.5	(8.9)	(34.9)%
Lift truck business	819.7	711.4	108.3	15.2%
Bolzoni	85.4	82.2	3.2	3.9%
Nuvera	(9.6)	(8.2)	(1.4)	(17.1)%
Eliminations	—	0.2	(0.2)	n.m.
	$895.5	$785.6	$109.9	14.0%
Selling, general and administrative expenses
Americas	$370.1	$331.8	$38.3	(11.5)%
EMEA	117.1	108.9	8.2	(7.5)%
JAPIC	38.0	41.1	(3.1)	7.5%
Lift truck business	525.2	481.8	43.4	(9.0)%
Bolzoni	72.0	66.9	5.1	(7.6)%
Nuvera	30.9	28.2	2.7	(9.6)%
	$628.1	$576.9	$51.2	(8.9)%
Restructuring and impairment charges
Americas	$6.8	$—	$6.8	n.m.
EMEA	2.4	—	2.4	n.m.
JAPIC	8.6	—	8.6	n.m.
Lift truck business	17.8	—	17.8	n.m.
Bolzoni	4.3	—	4.3	n.m.
Nuvera	0.5	—	0.5	n.m.
Eliminations	—	—	—	n.m.
	$22.6	$—	$22.6	n.m.

			Favorable / (Unfavorable)
	For the Years Ended December 31,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023

Operating profit (loss)
Americas	$318.1	$233.1	$85.0	36.5%
EMEA	(11.4)	12.1	(23.5)	n.m.
JAPIC	(30.0)	(15.6)	(14.4)	(92.3)%
Lift truck business	276.7	229.6	47.1	20.5%
Bolzoni	9.1	15.3	(6.2)	(40.5)%
Nuvera	(41.0)	(36.4)	(4.6)	(12.6)%
Eliminations	—	0.2	(0.2)	n.m.
	$244.8	$208.7	$36.1	17.3%
Interest expense	33.8	37.3	(3.5)	9.4%
Other income	(8.0)	(9.6)	1.6	(16.7)%
Income before income taxes	219.0	181.0	38.0	21.0%
Net income attributable to stockholders	$142.3	$125.9	$16.4	13.0%
Diluted earnings per share	$8.04	$7.24	$0.80	11.0%
Reported income tax rate	34.2%	29.2%
n.m. - not meaningful
The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	YEAR ENDED	NINE MONTHS ENDED	YEAR ENDED
	December 31, 2024	September 31, 2024	December 31, 2023
Bookings, approximate sales value	$1,670	$1,270	$2,430
Backlog, approximate sales value	$1,930	$2,300	$3,330

2024 Compared with 2023

The following table identifies the components of change in revenues for 2024 compared with 2023:

	Revenues
		Lift truck
	HY	Americas	EMEA	JAPIC
2023	$4,118.3	$2,899.3	$820.5	$201.1
Increase (decrease) in 2024 from:
Lift Truck
Price	126.9	121.9	5.2	(0.2)
Other	78.4	75.1	2.3	0.9
Foreign currency	7.4	(6.3)	13.9	(0.2)
Parts	(14.6)	(4.2)	(8.0)	(2.4)
Unit volume and product mix	(5.2)	136.7	(126.3)	(15.5)
Bolzoni revenues	3.8
Nuvera revenues	(2.9)
Eliminations	(3.9)
2024	$4,308.2	$3,222.5	$707.6	$183.7
During the year ended December 31, 2024, revenues increased to $4,308.2 million, or 5%, compared to $4,118.3 million in 2023. The increase was primarily due to higher lift truck revenues from improved pricing, higher fleet services and other revenue from lower customer and dealer incentive programs in 2024 compared to 2023. These items were partially offset by lower parts volumes and lower lift truck shipments, which were almost fully offset by a shift in sales mix to higher priced products, mainly in the Americas.
During the year ended December 31, 2024, Bolzoni revenues increased compared with 2023 mainly from higher sales volumes and improved pricing. Nuvera revenues decreased during 2024 compared with 2023 mainly as a result of lower intercompany sales to the lift truck business.
The following table identifies the components of change in operating profit (loss) for 2024 compared with 2023:

	Operating Profit (Loss)
		Lift truck
	HY	Americas	EMEA	JAPIC
2023	$208.7	$233.1	$12.1	$(15.6)
Increase (decrease) in 2024 from:
Lift truck gross profit and eliminations	108.1	130.1	(12.9)	(8.9)
Lift truck selling, general and administrative expenses	(43.4)	(38.3)	(8.2)	3.1
Restructuring and impairment charges	(17.8)	(6.8)	(2.4)	(8.6)
Bolzoni operations	(6.2)
Nuvera operations	(4.6)
2024	$244.8	$318.1	$(11.4)	$(30.0)
During the year ended December 31, 2024, the Company recognized an operating profit of $244.8 million compared to $208.7 million during 2023 which represents an increase of 17.3%.
The increase in lift truck operating profit was primarily due to improved gross profit from higher pricing of $126.9 million, mainly in the Americas, partially offset by lower unit volumes and higher freight costs. The increase in gross profit was also partially offset by higher selling, general and administrative expenses related to higher sales and marketing and product development costs. Additionally, the increase in operating profit was partially offset by restructuring and impairment charges of $17.8 million primarily for streamlining the Company's manufacturing footprint by reducing costs and improving operational efficiency. See Note 19, Restructuring and Impairment Charges, to the Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion regarding the restructuring.
Operating profit in the Americas increased by $85.0 million, or 36.5%, compared to the same period in 2023, primarily due to improved gross profit from higher pricing of $121.9 million and improved margin from lower dealer and customer incentives. These improvements were partially offset by manufacturing inefficiencies tied to lower production volumes, lower parts sales and higher warranty and freight costs. In addition, operating profit was unfavorably impacted by higher selling, general and administrative expenses related to increased sales and marketing and product development costs. Operating profit in 2024 was partially offset by restructuring and impairment charges of $6.8 million.
EMEA reported an operating loss of $11.4 million in 2024 compared to an operating profit of $12.1 million in 2023, mainly due to manufacturing inefficiencies tied to lower production volumes and higher material and freight costs. In addition, selling, general and administrative expenses increased primarily from higher sales and marketing costs. The operating loss in 2024 includes restructuring and impairment charges of $2.4 million.
JAPIC's operating loss was $30.0 million in 2024 compared to $15.6 million in 2023. The change was primarily due to lower gross profit from material cost inflation and lower unit volume. In addition, JAPIC incurred restructuring and impairment charges of $8.6 million.
During the year ended December 31, 2024, Bolzoni recognized operating profit of $9.1 million compared to $15.3 million during the same period of 2023. The decrease is primarily due to restructuring and impairment charges of $4.3 million for the phase out of Bolzoni’s lower-margin legacy component manufacturing and to optimize Bolzoni's manufacturing footprint. In addition, Bolzoni's selling, general and administrative expenses increased, primarily related to higher employee-related costs in 2024 compared with 2023.
Nuvera's operating loss was $41.0 million in 2024 compared to $36.4 million in 2023. The change was primarily from an increase in research and development expenses for new product development, and selling, general and administrative expenses primarily related to occupancy expenses and restructuring charges.

During the year ended December 31, 2024, the Company recognized net income attributable to stockholders of $142.3 million compared to $125.9 million during 2023. The increase was driven by higher operating profit of $36.1 million discussed above, lower interest expense partially offset by higher income taxes. See Note 6, Income Taxes, to the Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2024	2023	Change
Operating activities:
Net income	$144.2	$128.1	16.1
Depreciation and amortization	47.6	45.1	2.5
Dividends from unconsolidated affiliates	4.4	10.5	(6.1)
Stock-based compensation	23.6	29.3	(5.7)
Restructuring and impairment charges	22.6	—	22.6
Other operating activities	26.0	36.1	(10.1)
Changes in assets and liabilities:
Accounts receivable	(14.2)	26.8	(41.0)
Inventories	35.3	(4.3)	39.6
Accounts payable and other liabilities	(121.6)	(112.5)	(9.1)
Other current assets	2.8	(8.4)	11.2
Net cash provided by operating activities	170.7	150.7	20.0
Investing activities:
Expenditures for property, plant and equipment	(47.8)	(35.4)	(12.4)
Other investing activities	0.2	0.9	(0.7)
Net cash used for investing activities	(47.6)	(34.5)	(13.1)
Cash flow before financing activities	$123.1	$116.2	$6.9
During the year ended December 31, 2024, net cash provided by operating activities increased by $20.0 million compared to 2023 as a result of net cash adjusted for non-cash items, primarily related to restructuring and impairment charges and higher net income. The favorable net changes in assets and liabilities were mainly due to decreases in inventories and other current assets, partially offset by increases in accounts receivable and decreases in accounts payable and other liabilities during the year ended December 31, 2024 compared to the same period in 2023. The decrease in inventory is due mainly to the decrease in the Company's unit backlog as well as lower purchases. The increase in accounts receivable is mainly due to higher sales to customers with longer payment terms during the year ended December 31, 2024 compared with the same period in 2023.
The change in net cash used for investing activities during the year ended December 31, 2024 compared with the same period in 2023 was mainly due to higher capital expenditures in 2024.

	2024	2023	Change
Financing Activities:
Net decrease in long-term debt and revolving credit agreements	$(60.8)	$(76.0)	$15.2
Cash dividends paid	(24.0)	(23.6)	(0.4)
Purchase of treasury stock	(14.0)	—	(14.0)
Other	(1.3)	(0.9)	(0.4)
Net cash used for financing activities	$(100.1)	$(100.5)	$0.4
The change in net cash used for financing activities was primarily due to lower debt payments during the year ended December 31, 2024 compared to 2023. Additionally, the Company purchased treasury stock during the year ended December 31, 2024 related to the Company's previously announced stock repurchase program and employee-related incentive stock compensation plans.

Financing Activities
The Company has a $300.0 million secured, floating-rate revolving credit facility (the "Facility") that expires in June 2026 and a $225.0 million term loan (the "Term Loan"), which matures in May 2028. The Facility previously included a $25.0 million tranche, which terminated on May 1, 2024.
The Term Loan was also amended in 2023 for the purpose of changing the benchmark interest rate for borrowings under the Term Loan from LIBOR to Term SOFR, each as defined in the Term Loan. See Note 13, Current and Long-Term Financing, to the Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion.
The Facility can be increased up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders. The obligations under the Facility are generally secured by a first priority lien on working capital assets of the borrowers and guarantors in the Facility, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property. The approximate book value of assets held as collateral under the Facility was $1.2 billion as of December 31, 2024.
The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At December 31, 2024, the Company was in compliance with the covenants in the Facility.

Key terms of the Facility as of December 31, 2024 were as follows:

FACILITY
U.S. borrowing capacity	$210.0
Non-U.S. borrowing capacity	90.0
Outstanding	52.5
Availability restrictions	4.8
Availability	$242.7

FACILITY
Applicable margins, as defined in agreement
U.S. base rate loans	0.25% to 0.75%
SOFR, EURIBOR and non-U.S. base rate loans	1.25% to 1.75%
SOFR adjustment, as defined in agreement	0.10%
Applicable margins, for amounts outstanding
U.S. base rate loans	0.50%
SOFR loans	1.50%
Non-U.S. base rate loans	1.50%
Applicable interest rate, for amounts outstanding
U.S. base rate	8.00%
SOFR	6.08%
Facility fee, per annum on unused commitment	0.25%
The Term Loan requires quarterly principal payments on the last day of each March, June, September and December, which commenced September 30, 2021, in an amount equal to $0.6 million and the final principal repayment is due in May 2028. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan.
The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, U.S. material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on U.S. working capital assets of the borrowers and guarantors of the Term Loan, which includes, but is not limited to cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Term Loan was $870 million as of December 31, 2024.
In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. At December 31, 2024, the Company was in compliance with the covenants in the Term Loan.
Key terms of the Term Loan as of December 31, 2024 were as follows:

TERM LOAN
Outstanding	$217.1
Discounts and unamortized deferred financing fees	2.5
Net amount outstanding	$214.6
Applicable margins, as defined in agreement
U.S. base rate loans	2.50%
SOFR	3.50%
SOFR adjustment, as defined in the agreement	0.11%
SOFR floor	0.50%
Applicable interest rate, for amounts outstanding	7.97%
The Company incurred fees of $0.8 million in 2023 related to amending the Facility and the Term Loan. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements. No such fees were incurred in 2024 and 2022. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.
The Company had other debt outstanding, excluding finance leases, of approximately $150.2 million at December 31, 2024. In addition to the excess availability under the Facility of $242.7 million, the Company had remaining availability of $47.8 million related to other non-U.S. revolving credit agreements.
The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in June 2026.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table summarizing the Company's material cash requirements from contractual obligations as of December 31, 2024:

	Payments Due by Period
Contractual Obligations	Total	2025	2026	2027	2028	2029	Thereafter
Term Loan	$217.1	$2.2	$2.2	$2.3	$210.4	$—	$—
Variable interest payments on Term Loan	55.0	17.1	17.0	16.9	4.0	—	—
Revolving credit agreements	54.2	54.2	—	—	—	—	—
Variable interest payments on revolving credit agreements	5.7	3.9	1.8	—	—	—	—
Other debt	148.5	131.9	16.6	—	—	—	—
Variable interest payments on other debt	4.7	4.2	0.4	0.1	—	—	—
Finance lease obligations including principal and interest	25.6	12.9	6.9	3.9	1.7	0.2	—
Operating leases	135.2	21.1	19.4	17.5	16.0	11.3	49.9
Purchase and other obligations	759.7	746.2	4.1	5.1	4.3	—	—
Total contractual cash obligations	$1,405.7	$993.7	$68.4	$45.8	$236.4	$11.5	$49.9
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
In addition, the Company has recourse and repurchase obligations with a maximum undiscounted potential liability of $219.2 million at December 31, 2024. Recourse and repurchase obligations primarily represent contingent liabilities assumed by the Company to support financing agreements made between the Company's customers and third-party finance companies for the customer’s purchase of lift trucks from the Company. For these transactions, the Company or a third-party finance company retains a perfected security interest in the lift truck, such that the Company would take possession of the lift truck in the event it would become liable under the terms of the recourse and repurchase obligations. Generally, these commitments are due upon demand in the event of default by the customer. The security interest is normally expected to equal or exceed the amount of the commitment. To the extent the Company would be required to provide funding as a result of these commitments, the Company believes the value of its perfected security interest and amounts available under existing credit facilities are adequate to meet these commitments in the foreseeable future.
The amount of the recourse or repurchase obligations changes over time as obligations under existing arrangements expire and new obligations arise in the ordinary course of business. Losses anticipated under the terms of the recourse or repurchase obligations were not significant at December 31, 2024 and reserves have been provided for such losses in the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. See also “Related-Party Transactions” below.
Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Planned 2025	Actual 2024	Actual 2023
Lift truck business	$ 33-65	$37.5	$26.8
Bolzoni	5-10	6.9	5.1
Nuvera	2-5	3.4	3.5
	$ 40-80	$47.8	$35.4
Planned expenditures in 2025 are primarily for improvements at manufacturing locations and manufacturing equipment, product development and improvements to information technology infrastructure. The wide range of potential capital spending outcomes in 2025 is due to current economic and geopolitical uncertainty. The Company expects to monitor spending during the first half of the year and may accelerate investments if the market recovers and market share increases as expected in the second half of 2025. The primary sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.
Capital Structure

	December 31
	2024	2023	Change
Cash and cash equivalents	$96.6	$78.8	$17.8
Other net tangible assets	750.5	729.4	21.1
Intangible assets	33.1	39.3	(6.2)
Goodwill	54.6	53.3	1.3
Net assets	934.8	900.8	34.0
Total debt	(440.7)	(494.0)	53.3
Total temporary and permanent equity	$494.1	$406.8	$87.3
Debt to total capitalization	47%	55%	(8)%
RELATED-PARTY TRANSACTIONS
See Note 18, Debt and Equity Investments and Related-Party Transactions, to the Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion of related-party transactions.

PERSPECTIVE AND OUTLOOK
Consolidated Strategic Perspective
The Company’s strong 2023 and 2024 financial performances were largely due to a strong backlog and strategic actions taken in recent years. These efforts focused on delivering optimal solutions and exceptional customer care. Most importantly, the execution of key strategies, projects and significant process improvements, have better positioned the Company for substantial long-term profitable growth. As part of this, the Company’s product development and process improvement efforts are leading to significant advantages, including:

•more efficient lift truck production, by enabling the Company’s plants to build internal combustion and electric trucks on the same production lines, which should support higher volumes on existing production lines;
•leveraging modular and scalable product designs to produce similar high-volume trucks globally, enabling the Company to better meet customer demand while minimizing operational costs;
•increasing operational efficiency and factory utilization; and
•phasing out Bolzoni’s lower-margin legacy component manufacturing, which creates manufacturing space for further profitable attachment growth.

Overall, these improvements are leading to a more efficient and flexible organization. To move these programs forward, in Q4 2024, the Company initiated projects to lower costs, optimize its manufacturing footprint, reduce lead times and better position itself for profitable growth. As a result, the Company incurred costs to streamline its manufacturing footprint and optimize its operations of $21 million in Q4 2024. As the Company fully executes its manufacturing footprint improvement programs, it expects additional implementation costs ranging from $8 million to $16 million in each of 2025 and 2026. Benefits from these programs are expected to begin in late 2025. These initial benefits are likely to be offset by operational inefficiencies related to lower full-year production in 2025. Benefits in 2026 are expected to be small as the Company fully phases in the programs. Beginning in 2027, these fully developed programs are currently expected to generate significant income and cash benefits from $30 million to $40 million annually, based on current assumptions for expected volumes and costs. These programs are designed to reduce the negative impact from cyclicality on the business.
Lift Truck Business
Lift Truck estimates that the Q4 2024 global lift truck bookings market declined moderately from prior year levels with industry backlog slightly above normalized levels. In 2025, Lift Truck anticipates a slight improvement in the global lift truck market from depressed 2024 levels. This increased market is primarily in EMEA and JAPIC geographic markets, leading to higher year-over-year bookings market in 2025.
Lift Truck's Q4 2024 factory bookings dollar-value decreased 17% year-over-year to $400 million. Sequentially, the value of bookings increased by 8%, primarily in the Americas. Orders increased for higher-priced, 4- to 6-ton Class 1 and Lift Truck's new modular, scalable Class 5 lift trucks. EMEA's dollar-value bookings slightly increased and JAPIC's were flat compared to Q3 2024. This overall increase suggests further stabilization for both Lift Truck and the global market.
Due to 2024 sales efforts, the Lift Truck's warehouse market share grew as result of it's warehouse penetration strategy, which includes advanced on-truck technologies. These share gains are expected to continue in 2025. Additionally, new modular, scalable counterbalanced trucks are anticipated to launch in the first half of 2025, including the electric models of the 1- to 3.5-ton trucks later in the year. These new products should lead to share gains over time.
For much of the past two years, Lift Truck has benefited from the tailwinds of favorable pricing and a significant order backlog. This supported robust production levels in 2023 and 2024 with product margins well above targeted levels. The 2024 market decline resulted in lower bookings and increased cancellations across the year, including a Q4 2024 bookings level that was below expectations. This led to a reduced, but more normalized, $1.9 billion backlog entering into 2025. As result, Lift Truck's initial 2025 production estimates are well below 2024 levels. To maintain a more consistent backlog level, while balancing market share and industry demand, production rates will be lower in the first half of 2025 and increase in the second half of the year. This sets the stage for expected accelerated growth in 2026. However, if the bookings market or Lift Truck's expected market share improvements fail to meet expectations, its global production levels will likely moderate in the second half of 2025.
Lift Truck continues to focus on maintaining bookings with margins at or above targeted margin levels through a combination of new product introductions, including modular and scalable models, and ongoing cost and pricing discipline. Margins are expected to decline in 2025 compared to the prior year due to increased competitive dynamics in the market, but importantly remain above target levels. Due to the current economic uncertainty created by potential tariff changes in the U.S. and abroad, Lift Truck intends to remain agile with its pricing strategy responding as required to reduce the impact of tariffs on its cost structure. Lift Truck anticipates margins to remain above target levels in 2025.

As a result of the lower production levels in 2025, Lift Truck expects a significant year-over-year revenue decrease. Operating expense is expected to increase year-over-year in 2025 to support long-term profitable growth efforts. Lift Truck plans to increase its sales capacity and capability as well as enhance its underlying information technology systems. A portion of these higher costs are likely to be offset by increased use of lower cost shared service capabilities and more efficient processes and tools. As a result of the lower revenues, unit margin declines and increased expenses, Lift Truck expects 2025 operating profit to be significantly lower than the exceptionally strong 2024 performance.
Bolzoni
Bolzoni product margins are expected to improve modestly year-over-year, despite decreased revenues due to the planned phase out of lower-margin legacy component sales to the Lift Truck business. Increased production of higher margin attachments are expected to offset lower legacy component sales. As a result, Bolzoni's 2025 operating profit is anticipated to be comparable to 2024 adjusted operating profit.
Nuvera
During 2025, Nuvera will remain focused on increasing customer product demonstrations and orders, especially HydroCharge™, its new portable hydrogen fuel cell-powered generator. This product was introduced in May 2024 and began customer and dealer demonstrations in September 2024.
In 2025, Nuvera expects full-year revenues to increase over prior year largely due to HydroCharge™. The margin benefits from this increased revenue are likely partly offset by a modest increase in product development costs year-over-year to support further development on Nuvera’s more powerful 125kW fuel cell engine. In total, 2025's operating results are expected to improve modestly compared to 2024, in part due to benefits realized from the 2024 force reduction action.
Consolidated
The Company continues to make progress in establishing the groundwork for achieving its goal of generating 7% operating profit margins across a business cycle in the Lift Truck and Bolzoni businesses. In periods of robust demand, like those experienced in 2024, the Company exceeded its target margin levels. However, as outlined above, the Company's 2025 revenues, production levels and profits are expected to decline significantly compared to robust 2024 results. This aligns with the Company's view on the business cycle, which is expected to trough in the first half of 2025, after peaking in the two prior years.
The Company continues to focus on cash generation and accretive capital allocation. The Company made progress on working capital efficiency throughout 2024, but the improvement was below expectations. Intense efforts to accelerate improvements, particularly in inventories, are underway and are expected to generate further improvements in 2025. Overall, the Company expects cash flow from operations in 2025 to remain strong and comparable at 2024 levels, with improved working capital efficiency offset by lower net income. The Company is focused on the ongoing transformation of its business partly through significant capital investments in advanced products and manufacturing efficiency. For 2025, capital expenditures are projected to range between $40 million and $80 million. This wide range of capital spending outcomes is due to current economic and geopolitical uncertainty, particularly in the U.S. and EMEA. Management will monitor spending during the first half of the year and may accelerate investments if the market accelerates and share increases as expected in 2025. As the Company continues to generate cash, it will continue to follow its disciplined capital allocation framework to further reduce leverage, make strategic investments to support profitable business growth, and continue to generate strong returns for its shareholders.
Long-Term Objectives
The Company's vision is to transform the way the world moves materials from Port to Home. It strives to do this through its two customer promises: first, to provide optimal solutions for our customers, and second, to provide exceptional customer care. Ongoing execution of established strategic initiatives and key projects, as well as the manufacturing footprint improvement measures previously mentioned, should help the Company fulfill these promises and achieve long-term revenue and operating profit growth rates above the material handling market's expected growth rates. The Company believes these actions will contribute to an increased and sustainable lift truck and attachment competitive advantage over time. In addition, the Company believes that Nuvera's revenues can increase over future years, bringing additional value to the Company's shareholders.

Further information regarding the Company's strategic initiatives can be found in the Company's Q4 2024 Investor Deck. This presentation, currently available on the Hyster-Yale website, elaborates on the strategies that are critical for the Company's long-term prospects. The Company encourages investors to review this material to ensure a clear understanding of the Company's future direction.

RECENTLY ISSUED ACCOUNTING STANDARDS
For information regarding recently issued accounting standards refer to Note 2, Significant Accounting Policies, to the Consolidated Financial Statements in this Annual Report on Form 10-K.
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
FORWARD-LOOKING STATEMENTS
The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) delays in delivery and other supply chain disruptions, or increases in costs as a result of inflation or otherwise, including materials, critical components and transportation costs and shortages, the imposition of tariffs on raw materials or sourced products, and labor, or changes in or unavailability of quality suppliers or transporters, including the impacts of the foregoing risks on the Company's liquidity, (2) impacts resulting from increased trade barriers and restrictions on international trade, including as a result of previously announced, and potentially new, changes to U.S. trade policy and tariffs as well as retaliatory tariffs imposed by other countries where the Company does business, (3) delays in manufacturing and delivery schedules, (4) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, including any cyclical reduction in demand in the lift truck industry, (5) customer acceptance of pricing, (6) customer acceptance of, changes in the costs of, or delays in the development of new products, (7) the ability of the Company and its dealers, suppliers and end-users to access credit, or obtain financing at reasonable rates, or at all, as a result of interest rate volatility and current economic and market conditions, including inflation, (8) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, including the Uyghur Forced Labor Prevention Act (the “UFLPA”) which could impact the Company's imports from China, as well as armed conflicts, including the Russia/Ukraine conflict, the Israel and Gaza conflict and/or the conflict in the Red Sea, and their regional effects, (9) exchange rate fluctuations, interest rate volatility and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (10) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives and restructuring programs, (11) the successful commercialization of Nuvera's technology, (12) political and economic uncertainties in the countries where the Company does business, as well as the effects of any withdrawals from such countries, (13) bankruptcy of or loss of major dealers, retail customers or suppliers, (14) introduction of new products by, more favorable product pricing offered by or shorter lead times available through competitors, (15) product liability or other litigation, warranty claims or returns of products, (16) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (17) the ability to attract, retain, and replace workforce and administrative employees, (18) disruptions resulting from natural disasters, public health crises, political crises or other catastrophic events, and (19) the ability to protect the Company’s information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network breaches.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
The Company has entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. The Company has entered into interest rate swap agreements to reduce the exposure to changes in the market rate of interest. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. See Note 8, Financial Instruments and Derivative Financial Instruments, to the Consolidated Financial Statements in this Annual Report on Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's interest rate swap agreements was a net asset of $9.9 million at December 31, 2024. A hypothetical 10% decrease in interest rates would cause a decrease in the fair value of interest rate swap agreements and the asset would decrease by approximately $1.6 million.
FOREIGN CURRENCY EXCHANGE RATE RISK
The Company operates internationally and enters into transactions denominated in foreign currencies. As such, the Company's financial results are subject to the variability that arises from exchange rate movements. The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within 36 months and require the companies to buy or sell euros, Japanese yen, U.S. dollars, Chinese renminbi, British pounds, Swedish kroner, Mexican pesos and Australian dollars for its functional currency at rates agreed to at the inception of the contracts. The fair value of these contracts was a net liability of $18.5 million at December 31, 2024. See Note 8, Financial Instruments and Derivative Financial Instruments, to the Consolidated Financial Statements in this Annual Report on Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at December 31, 2024, the fair value of the liability of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would be increased by $17.8 million compared with the fair value at December 31, 2024. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the revaluation of the underlying receivables and payables.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Annual Report on Form 10-K and is hereby incorporated herein by reference to such information.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2024.
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
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024. The Company's effectiveness of internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in internal control: During the fourth quarter of 2024, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. OTHER INFORMATION
None of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended December 31, 2024.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 of Part III will be included in the 2025 Proxy Statement, which information is incorporated herein by reference.
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
The Company has adopted an insider trading policy governing the purchase, sale, and other disposition of our securities by directors, officers, and employees, and by the Company. This policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. A copy of the Company's insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. EXECUTIVE COMPENSATION
Information required by this Item 11 of Part III will be included in the 2025 Proxy Statement, which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 of Part III will be included in the 2025 Proxy Statement, which information is incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2024 with respect to our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Class A Shares:	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	N/A	1,234,510
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	1,234,510
Class B Shares:
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	—

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 of Part III will be included in the 2025 Proxy Statement, which information is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 of Part III will be included in the 2025 Proxy Statement, which information is incorporated herein by reference.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) The response to Item 15(a)(1) is set forth beginning at page F-1 of this Annual Report on Form 10-K.
(a) (3) Listing of Exhibits — See the exhibit index beginning at page 33 of this Annual Report on Form 10-K.
(b) The response to Item 15(b) is set forth beginning at page 33 of this Annual Report on Form 10-K.
EXHIBIT INDEX
(3) Articles of Incorporation and By-laws.

3.1(i)
Third Amended and Restated Certification of Incorporation of Hyster-Yale, Inc. is incorporated by reference to Exhibit 3.1(i) to the Company's Current Report on Form 8-K, filed by the Company on June 5, 2024, Commission File Number 000-54799.

3.1(ii)
Second Amended and Restated Bylaws of Hyster-Yale, Inc. is incorporated by reference to Exhibit 3.1(ii) to the Company's Current Report on Form 8-K, filed by the Company on June 5, 2024, Commission File Number 000-54799.

(4) Instruments defining the rights of security holders, including indentures.

4.1
Specimen of Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.) Class A Common Stock certificate is incorporated by reference to Exhibit 4.1 to Hyster-Yale, Inc.'s Registration Statement on Form S-1, dated June 28, 2012, Commission File No. 333-182388.

4.2
Specimen of Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.) Class B Common Stock certificate is incorporated by reference to Exhibit 4.2 to Hyster-Yale, Inc.'s Registration Statement on Form S-1, dated June 28, 2012, Commission File No. 333-182388.

4.3	Description of Securities is incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K, filed by the Company on February 25, 2020, Commission File Number 000-54799.
(10) Material Contracts.

10.1
Tax Allocation Agreement, dated September 28, 2012, by and between NACCO Industries, Inc. and Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.) is incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated October 4, 2012, Commission File Number 1-35646.

10.2
Stockholders' Agreement, dated as of September 28, 2012, by and among the Participating Stockholders (as defined therein), Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.) and the Depository (as defined therein) is incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, dated October 4, 2012, Commission File No. 1-35646.

10.3
First Amendment to Stockholders' Agreement, dated as of December 31, 2012, by and among the Depository, Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.), the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale, Inc. and the Participating Stockholders is incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2013, Commission File Number 000-54799.

10.4
Second Amendment to Stockholders' Agreement, dated as of January 18, 2013, by and among the Depository, Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.), the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale, Inc. and the Participating Stockholders is incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K, filed by the Company on February 19, 2013, Commission File Number 000-54799.

10.5
Third Amendment to Stockholders' Agreement, dated as of March 27, 2015, by and among the Depository, Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.), the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale, Inc. and the Participating Stockholders is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on April 29, 2015, Commission File Number 000-54799.

10.6
Fourth Amendment to Stockholders' Agreement, dated as of December 29, 2015, by and among the Depository, Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.), the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale, Inc. and the Participating Stockholders is incorporated by reference to Exhibit 10 filed with Amendment No. 4 to the Statement on Schedule 13D, filed by the Reporting Persons named therein on February 16, 2016, Commission File Number 005-87003.

10.7
Fifth Amendment to Stockholders' Agreement, dated as of December 2, 2016, by and among the Depository, Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.), the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale, Inc. and the Participating Stockholders is incorporated by reference to Exhibit No. 11 filed with Amendment No. 5 to the Statement on Schedule 13D, filed by the reporting persons named therein on February 14, 2017, Commission File Number 005-38001.

10.8
Sixth Amendment to Stockholders' Agreement, dated as of December 22, 2016, by and among the Depository, Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.), the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale, Inc. and the Participating Stockholders is incorporated by reference to Exhibit No. 12 filed with Amendment No. 5 to the Statement on Schedule 13D, filed by the reporting persons named therein on February 14, 2017, Commission File Number 005-38001.

10.9
Seventh Amendment to Stockholders' Agreement, dated as of February 6, 2017, by and among the Depository, Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.), the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale, Inc. and the Participating Stockholders is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on May 2, 2017, Commission File Number 000-54799.

10.10
Eighth Amendment to Stockholders' Agreement, dated as of October 30, 2018, by and among the Depository, Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.), the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale, Inc. and the Participating Stockholders is incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K, filed by the Company on February 26, 2019, Commission File Number 000-54799.

10.11
Ninth Amendment to Stockholders' Agreement, dated as of December 5, 2019, by and among the Depository, Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.), the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale, Inc. and the Participating Stockholders is incorporated by reference to Exhibit 28 filed with Amendment No. 8 to the Statement on Schedule 13D, filed by the reporting persons named therein on February 13, 2020, Commission File Number 005-38001.

10.12
Tenth Amendment to Stockholders' Agreement, dated as of December 31, 2020, by and among the Depository, Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.), the new Participating Stockholders identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale, Inc. and the Participating Stockholders is incorporated by reference to Exhibit 30 filed with Amendment No. 9 to the Statement on Schedule 13D, filed by the reporting persons named therein on February 12, 2021, Commission File Number 005-38001.

10.13
Eleventh Amendment to Stockholders' Agreement, dated as of December 7, 2021, by and among the Depository, Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.), the new Participating Stockholders identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale, Inc. and the Participating Stockholders is incorporated by reference to Exhibit 4.15 to the Company's Registration Statement on Form S-8, dated February 1, 2022, Commission File Number 333-262448.

10.14
Twelfth Amendment to Stockholders' Agreement, dated as of December 12, 2022, by and among the Depository, Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.), the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale, Inc. and the Participating Stockholders is incorporated by reference to Exhibit 41 filed with Amendment No. 11 to the Statement on Schedule 13D, filed by the reporting persons named therein on February 14, 2023, Commission File Number 005-87003.

10.15
Thirteenth Amendment to Stockholders' Agreement, dated as of February 12, 2024, by and among the Depository, Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.), the new Participating Stockholder identified on the signature pages thereto and the Participating Stockholders under the Stockholders' Agreement, dated as of September 28, 2012, as amended, by and among the Depository, Hyster-Yale, Inc. and the Participating Stockholders is incorporated by reference to Exhibit 43 filed with Amendment No. 12 to the Statement on Schedule 13D, filed by the reporting persons named therein on February 13, 2024, Commission File Number 005-87003.

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

10.18*
Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.) 2020 Long-Term Equity Incentive Plan, is incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Form DEF 14A, filed by the Company on March 31, 2020, Commission File Number 000-54799.

10.19*
Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.) 2020 Long-Term Equity Incentive Plan (Amended and Restated Effective May 8, 2024) is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on May 13, 2024, Commission File Number 000-54799.

10.20*
Hyster-Yale Inc. (f/k/a Hyster-Yale Materials Handling, Inc.) Supplemental Long-Term Equity Incentive Plan (Effective as of the Spin-Off Date) is incorporated by reference to Exhibit 10.67 to Hyster-Yale, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File Number 333-182388.

10.21*
Form Award Agreement for the Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.) Supplemental Long-Term Equity Incentive Plan (Effective as of the Spin-Off Date) is incorporated by reference to Exhibit 10.68 to Hyster-Yale, Inc.'s Amendment No. 3 to the Registration Statement on Form S-1, dated September 13, 2012, Commission File Number 333-182388.

10.22*
Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.) Non-Employee Directors' Equity Compensation Plan (Amended and Restated Effective May 17, 2019) is incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed by the Company on February 25, 2020, Commission File Number 000-54799.

10.23*
Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.) Non-Employee Directors' Equity Compensation Plan (Amended and Restated Effective May 9, 2023) is incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed by the Company on March 29, 2023, Commission File No. 000-54799.

10.24*
Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.) and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2022) is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on May 3, 2022, Commission File Number 000-54799.

10.25*
Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.) and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2023) is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on May 2, 2023, Commission File Number 000-54799.

10.26*
Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.) and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2024) is incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed by the Company on May 7, 2024, Commission File Number 000-54799.

10.27*
Hyster-Yale, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2024, revised as of August 9, 2024) is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on November 5, 2024, Commission File Number 000-54799.

10.28*
The Hyster-Yale Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective as of January 1, 2016) is incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K, filed by the Company on February 28, 2017, Commission File Number 000-54799.

10.29*
The Hyster-Yale Group Inc. Annual Incentive Compensation Plan (Amended and Restated Effective as of January 1, 2016) is incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K, filed by the Company on February 28, 2017, Commission File Number 000-54799.

10.30*
Hyster-Yale Group, Inc. Excess Retirement Plan (Amended and Restated Effective January 1, 2016) is incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K, filed by the Company on February 17, 2016, Commission File Number 000-54799.

10.31*
Amendment No. 1 to the Hyster-Yale Group, Inc. Excess Retirement Plan (As Amended and Restated as of January 1, 2016) is incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K, filed by the Company on February 26, 2019, Commission File Number 000-54799.

10.32*
Amendment No. 2 to the Hyster-Yale Group, Inc. Executive Excess Retirement Plan (As Amended and Restated as of January 1, 2016) is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated January 21, 2021, Commission File Number 000-54799.

10.33*
Offer Letter, dated August 1, 2022, between Scott A. Minder and Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.) is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on November 1, 2022, Commission File Number 000-54799.

10.34*
Offer Letter, dated February 6, 2024, between Dena R. McKee and Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.) is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on May 7, 2024, Commission File Number 000-54799.

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

10.38
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

10.40
First Amended and Restated Guarantee Agreement, dated September 17, 2018, by Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.) in favor of Wells Fargo Financial Leasing, Inc. is incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, Commission File Number 000-54799.

10.41
First Amended and Restated Guarantee Agreement, dated September 17, 2018, by Hyster-Yale Group, Inc. in favor of Wells Fargo Financial Leasing, Inc. is incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, Commission File Number 000-54799.

10.42
Second Amended and Restated Loan, Security and Guaranty Agreement, dated as of June 24, 2021, among Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.), Bolzoni Auramo, Inc. and Hyster-Yale Group, Inc., as U.S. Borrowers, Hyster-Yale Nederland B.V., as a Dutch Borrower, Hyster-Yale UK Limited, as a UK Borrower, any other Borrowers party thereto from time to time and certain Persons party thereto from time to time as Guarantors, certain financial institutions, as Lenders, Bank of America, N.A., as Administrative Agent and Security Trustee, BOFA Securities, Inc. and CitiBank, N.A., as Joint Lead Arrangers and Joint Book Managers and CitiBank, N.A., as Syndication Agent is incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 3, 2021, Commission File Number 000-54799.

10.43
First Amendment to Second Amended and Restated Loan, Security and Guaranty Agreement, dated as of May 25, 2023, among Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.), Bolzoni Auramo, Inc. and Hyster-Yale Group, Inc., as U.S. Borrowers, Hyster-Yale Nederland B.V., as the Dutch Borrower, and Hyster-Yale UK Limited, as the UK Borrower, certain Persons party thereto from time to time as Guarantors, certain financial institutions, as Lenders, and Bank of America, N.A., as Administrative Agent and Security Trustee is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 1, 2023, Commission File Number 000-54799.

10.44
Amended and Restated Term Loan Credit Agreement, dated as of May 28, 2021, among Hyster-Yale Group, Inc., as the Borrower, Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.), as Holdings, Bank of America, N.A., as Administrative Agent, and the Other Lenders party thereto is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 3, 2021, Commission File Number 000-54799.

10.45
Conforming Changes Amendment, dated as of June 23, 2023, by Bank of America, N.A., as administrative agent is incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 1, 2023, Commission File Number 000-54799.

10.46
Equity Transfer Agreement, dated December 6, 2017, by and between KNSN Pipe & Pile Company Limited and Hyster-Yale Acquisition Holding LTD Regarding Zhejiang Maximal Forklift Co., LTD. is incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K, filed by the Company on February 27, 2018, Commission File Number 000-54799.

10.47
Equity Transfer Agreement between Y-C HongKong Holding Co., Limited and Hyster-Yale Acquisition Holding LTD regarding Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. dated May 26, 2021 is incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 3, 2021, Commission File Number 000-54799.

(19) Insider Trading.

19.1	Insider Trading Policy for Hyster-Yale, Inc. and its subsidiaries.
(21) Subsidiaries.

21.1	A list of the subsidiaries of the Company.
(23) Consents of experts and counsel.

23.1	Consent of Ernst & Young LLP.

(24) Powers of Attorney.

24.1	Power of attorney for Colleen R. Batcheler.
24.2	Power of attorney for James B. Bemowski.
24.3	Power of attorney for John C. Butler Jr.
24.4	Power of attorney for Gary L. Collar
24.5	Power of attorney for Carolyn Corvi.
24.6	Power of attorney for Edward T. Eliopoulos.
24.7	Power of attorney for John P. Jumper.
24.8	Power of attorney for Dennis W. LaBarre.
24.9	Power of attorney for Ann A. O'Hara
24.10	Power of attorney for H. Vincent Poor.
24.11	Power of attorney for Alfred M. Rankin, Jr.
24.12	Power of attorney for Claiborne R. Rankin.
24.13	Power of attorney for Britton T. Taplin.
24.14	Power of attorney for David B. H. Williams.
(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of Rajiv K. Prasad pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31(i)(2)	Certification of Scott A. Minder pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
(32)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Rajiv K. Prasad and Scott A. Minder.
(97) Policy relating to the recovery of erroneously awarded compensation.

97.1
Hyster-Yale, Inc. Compensation Clawback Policy is incorporated by reference to Exhibit 97.1 to the Company' Annual Report on Form 10-K, filed by the Company on February 27, 2024, Commission File Number 000-54799.

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

Hyster-Yale, Inc.
By:	/s/ Dena R. McKee
Dena R. McKee
Vice President, Controller and Chief Accounting Officer (principal accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on February 25, 2025.

/s/ Rajiv K. Prasad	President and Chief Executive Officer (principal executive officer), Director
Rajiv K. Prasad

/s/ Scott A. Minder	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)
Scott A. Minder

/s/ Dena R. McKee	Vice President, Controller and Chief Accounting Officer (principal accounting officer)
Dena R. McKee

* Colleen R. Batcheler	Director	* Dennis W. LaBarre	Director
Colleen R. Batcheler		Dennis W. LaBarre

* James B. Bemowski	Director	* Ann A. O'Hara	Director
James B. Bemowski		Ann A. O'Hara

* J.C. Butler, Jr.	Director	* H. Vincent Poor	Director
J.C. Butler, Jr.		H. Vincent Poor

* Gary L. Collar	Director	* Alfred M. Rankin, Jr.	Director
Gary L. Collar		Alfred M. Rankin, Jr.

* Carolyn Corvi	Director	* Claiborne R. Rankin	Director
Carolyn Corvi		Claiborne R. Rankin

* Edward T. Eliopoulos	Director	* Britton T. Taplin	Director
Edward T. Eliopoulos		Britton T. Taplin

* John P. Jumper	Director	* David B. H. Williams	Director
John P. Jumper		David B. H. Williams
 * Scott A. Minder, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Scott A. Minder	February 25, 2025
Scott A. Minder, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8 AND ITEM 15(a)(1)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2024
HYSTER-YALE, INC.
CLEVELAND, OHIO

FORM 10-K
ITEM 15(a)(1)
HYSTER-YALE, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS
The following consolidated financial statements of Hyster-Yale, Inc. and Subsidiaries are incorporated by reference in Item 8:
All schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.
Ernst & Young LLP [PCAOB ID: 42]

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hyster-Yale, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hyster-Yale, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2025 expressed an unqualified opinion thereon.
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

Valuation of Goodwill - Bolzoni
Description of the Matter
At December 31, 2024, the Company’s goodwill balance associated with Bolzoni was $51.9 million. As discussed in Note 12, Goodwill and Intangible Assets, to the consolidated financial statements, the Company evaluates the carrying amount of goodwill for impairment annually as of May 1st and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. The Company applied a quantitative assessment for all material reporting units in fiscal 2024. As part of the quantitative approach, the Company estimates the fair value of the reporting unit using a discounted cash flow approach from the perspective of a market participant and comparable market values for similar businesses. Significant estimates within the discounted cash flow analysis include cash flow forecasts, the discount rate and the terminal growth rate.

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

Valuation of Goodwill - Bolzoni
How We Addressed the Matter in Our Audit
We obtained an understanding and evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment process whereby the Company develops significant assumptions that are used as inputs to the annual goodwill impairment test. This included controls over management's review of the valuation model and the significant assumptions (e.g., discount rate, revenue, operating margin and terminal growth rate) used to develop the prospective financial information (PFI).

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

Income Taxes - Valuation Allowance
Description of the Matter
At December 31, 2024, the Company maintained a valuation allowance for certain of its deferred tax assets in the amount of $144.3 million. As discussed in Note 6, a valuation allowance is required where realization of its deferred tax assets is determined to no longer meet the "more likely than not" standard. As a part of this evaluation management considered all available evidence, both positive and negative, and based on the weight of that evidence determined whether a valuation allowance is needed and to what extent. On the basis of the assessment, the Company continues to record a valuation allowance to reduce the carrying amount of certain of its deferred tax assets to an amount that is more likely than not to be realized.

Auditing the Company’s assessment of whether its deferred tax assets are realizable was complex, as determining whether a valuation allowance for certain of the Company’s deferred tax assets was necessary required an extensive analysis of positive and negative evidence regarding the realization of the deferred tax assets and, inherent in that, an assessment of the likelihood of sufficient future taxable income of the appropriate character, which is judgmental in nature.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to assess the realizability of its deferred tax assets, including identifying and weighting the available positive and negative evidence.

With the assistance of our income tax professionals, we considered the weighting of the available positive and negative evidence. Specifically, we evaluated the type and nature of the Company’s temporary differences, including considering whether the estimated future sources of taxable income were of the appropriate character to utilize the deferred tax assets and assessing the impacts of current tax legislation. We evaluated the Company’s most recent operating results for the three-year cumulative period ended December 31, 2024, and considered the impact of unusual or infrequent items. We evaluated management’s ability to utilize the deferred tax assets through carryback provisions allowable by law within certain jurisdictions or through prudent and feasible tax planning strategies. We assessed management’s model of estimated future reversals of existing taxable temporary differences. We evaluated management’s projections of future taxable income, including existing contracts and backlog, as well as any potential circumstances and uncertainty that could adversely affect future operations and profit levels. In addition, we evaluated the Company’s income tax disclosures related to the matters described above.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Cleveland, Ohio
February 25, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hyster-Yale, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Hyster-Yale, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hyster-Yale, Inc. and subsidiaries (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2024 and the related notes and our report dated February 25, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Cleveland, Ohio
February 25, 2025

HYSTER-YALE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2024	2023	2022
	(In millions, except per share data)
Revenues	$4,308.2	$4,118.3	$3,548.3
Cost of sales	3,412.7	3,332.7	3,114.4
Gross Profit	895.5	785.6	433.9
Operating Expenses
Selling, general and administrative expenses	628.1	576.9	473.0
Restructuring and impairment charges	22.6	—	—
	650.7	576.9	473.0
Operating Profit (Loss)	244.8	208.7	(39.1)
Other (income) expense
Interest expense	33.8	37.3	28.4
Income from unconsolidated affiliates	(5.5)	(9.8)	(11.0)
Other, net	(2.5)	0.2	5.9
	25.8	27.7	23.3
Income (Loss) Before Income Taxes	219.0	181.0	(62.4)
Income tax provision	74.8	52.9	9.2
Net Income (Loss)	144.2	128.1	(71.6)
Net Income attributable to noncontrolling interest	(0.7)	(0.6)	(1.5)
Net Income attributable to redeemable noncontrolling interests	(0.3)	(0.7)	(0.5)
Accrued dividend to redeemable noncontrolling interests	(0.9)	(0.9)	(0.5)
Net Income (Loss) Attributable to Stockholders	$142.3	$125.9	$(74.1)

Basic Earnings (Loss) per Share Attributable to Stockholders	$8.16	$7.35	$(4.38)
Diluted Earnings (Loss) per Share Attributable to Stockholders	$8.04	$7.24	$(4.38)
See Notes to Consolidated Financial Statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2024	2023	2022
	(In millions)
Net Income (Loss)	$144.2	$128.1	$(71.6)
Other comprehensive income (loss)
Foreign currency translation adjustment	(43.2)	18.7	(39.3)
Current period cash flow hedging activity, net of $0.1 tax benefit in 2024, net of $0.2 tax expense in 2023 and net of $0.7 tax expense in 2022	(30.7)	(2.2)	(40.0)
Reclassification of hedging activities into earnings, net of $0.2 tax expense in 2024, net of $0.1 tax expense in 2023 and net of $0.8 tax benefit in 2022	27.3	30.9	34.3
Current period pension adjustment, net of $0.2 tax expense in 2024, net of $0.1 tax benefit in 2023 and net of $0.3 tax expense in 2022	0.5	1.5	(3.7)
Reclassification of pension into earnings, net of $0.1 tax expense in 2024, net of $0.1 tax benefit in 2023 and net of $0.0 tax benefit in 2022	3.4	3.0	4.8
Comprehensive Income (Loss)	$101.5	$180.0	$(115.5)
Other comprehensive income (loss) attributable to noncontrolling interests
Net Income attributable to noncontrolling interest	(0.7)	(0.6)	(1.5)
Net Income attributable to redeemable noncontrolling interests	(0.3)	(0.7)	(0.5)
Accrued dividend to noncontrolling interest	(0.9)	(0.9)	(0.5)
Foreign currency translation adjustment attributable to noncontrolling interests	0.2	—	2.8
Comprehensive Income (Loss) Attributable to Stockholders	$99.8	$177.8	$(115.2)
See Notes to Consolidated Financial Statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2024	2023
	(In millions, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$96.6	$78.8
Accounts receivable, net of allowances of $2.7 in 2024 and $9.0 in 2023	488.4	497.5
Inventories, net	754.3	815.7
Prepaid expenses and other	94.0	98.1
Total Current Assets	1,433.3	1,490.1
Property, Plant and Equipment, Net	306.7	313.9
Intangible Assets	33.1	39.3
Goodwill	54.6	53.3
Deferred Income Taxes	6.7	3.0
Investment in Unconsolidated Affiliates	55.5	56.8
Other Non-current Assets	139.3	122.7
Total Assets	$2,029.2	$2,079.1
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$447.8	$523.5
Accounts payable, affiliates	7.7	6.7
Revolving credit facilities	54.2	83.3
Short-term debt and current maturities of long-term debt	144.6	169.4
Accrued payroll	105.5	87.4
Deferred revenue	56.8	77.9
Other current liabilities	241.3	270.4
Total Current Liabilities	1,057.9	1,218.6
Long-term Debt	241.9	241.3
Self-insurance Liabilities	37.8	51.1
Deferred Income Taxes	8.4	12.7
Other Long-term Liabilities	189.1	148.6
Contingencies (Note 16)
Total Liabilities	1,535.1	1,672.3
Temporary Equity
Redeemable Noncontrolling Interest	14.9	14.8
Stockholders’ Equity
Common stock:
Class A, par value $0.01 per share, 13,962,422 shares outstanding (2023 - 13,715,755 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,456,548 shares outstanding (2023 - 3,469,875 shares outstanding)	0.1	0.1
Capital in excess of par value	350.9	327.7
Treasury stock	(13.6)	—
Retained earnings	374.6	256.3
Accumulated other comprehensive loss	(237.0)	(194.3)
Total Stockholders’ Equity	475.1	389.9
Noncontrolling Interest	4.1	2.1
Total Permanent Equity	479.2	392.0
Total Liabilities and Equity	$2,029.2	$2,079.1
See Notes to Consolidated Financial Statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2024	2023	2022
	(In millions)
Operating Activities
Net Income (Loss)	$144.2	$128.1	$(71.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47.6	45.1	43.4
Amortization of deferred financing fees	1.5	1.4	1.4
Deferred income taxes	(8.2)	(1.1)	(0.1)
Restructuring and impairment charges	22.6	—	—
Stock-based compensation	23.6	29.3	6.4
Dividends from unconsolidated affiliates	4.4	10.5	15.6
Other non-current liabilities	13.8	15.1	(20.1)
Other	18.9	20.7	26.0
Working capital changes:
Accounts receivable	(14.2)	26.8	(89.5)
Inventories	35.3	(4.3)	(39.1)
Other current assets	2.8	(8.4)	(5.4)
Accounts payable	(55.9)	(81.4)	78.7
Other liabilities	(65.7)	(31.1)	94.9
Net cash provided by operating activities	170.7	150.7	40.6
Investing Activities
Expenditures for property, plant and equipment	(47.8)	(35.4)	(28.8)
Purchase of noncontrolling interest	—	(3.2)	(8.4)
Proceeds from the sale of assets	1.8	1.9	1.3
Proceeds from the sale of businesses	0.6	1.1	—
Business acquisition, net of cash acquired	(2.2)	—	—
Proceeds from the sale of investments	—	1.1	0.5
Net cash used for investing activities	(47.6)	(34.5)	(35.4)
Financing Activities
Additions to long-term debt	168.9	138.8	135.0
Reductions of long-term debt	(198.5)	(161.1)	(97.6)
Net changes to revolving credit agreements	(31.2)	(53.7)	(26.3)
Cash dividends paid	(24.0)	(22.3)	(21.8)
Cash dividends paid to noncontrolling interest	(1.3)	(1.3)	(0.2)
Financing fees paid	—	(0.8)	—
Purchase of treasury stock	(14.0)	—	—
Other	—	(0.1)	—
Net cash used for financing activities	(100.1)	(100.5)	(10.9)
Effect of exchange rate changes on cash	(5.2)	4.1	(0.8)
Cash and Cash Equivalents
Increase (decrease) for the year	17.8	19.8	(6.5)
Balance at the beginning of the year	78.8	59.0	65.5
Balance at the end of the year	$96.6	$78.8	$59.0
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, December 31, 2021	$—	$0.1	$0.1	$(4.5)	$315.1	$248.6	$(97.7)	$(32.0)	$(72.6)	$357.1	$25.8	$382.9
Stock-based compensation	—	—	—	—	6.4	—	—	—	—	6.4	—	6.4
Stock issued under stock compensation plans	—	—	—	4.5	(4.5)	—	—	—	—	—	—	—
Net income (loss)	0.5	—	—	—	—	(74.1)	—	—	—	(74.1)	1.5	(72.6)
Cash dividends	—	—	—	—	—	(21.8)	—	—	—	(21.8)	(0.2)	(22.0)
Accrued dividends	0.5	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income (loss)	—	—	—	—	—	—	(39.3)	(40.0)	(3.7)	(83.0)	—	(83.0)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	—	34.3	4.8	39.1	—	39.1
Purchase of noncontrolling interest		—	—	—	(12.8)	—	—	—	—	(12.8)	(11.1)	(23.9)
Reclassification from permanent equity to temporary equity	13.1	—	—	—	(6.5)	—	—	—	—	(6.5)	(6.6)	(13.1)
Foreign currency translation on noncontrolling interest	0.1	—	—	—	—	—	—	—	—	—	(2.9)	(2.9)
Balance, December 31, 2022	$14.2	$0.1	$0.1	$—	$297.7	$152.7	$(137.0)	$(37.7)	$(71.5)	$204.4	$6.5	$210.9
Stock-based compensation	—	—	—	—	29.3	—	—	—	—	29.3	—	29.3
Stock issued under stock compensation plans	—	—	—	0.1	(0.1)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Net income (loss)	0.7	—	—	—	—	125.9	—	—	—	125.9	0.6	126.5
Cash dividends	(0.9)	—	—	—	—	(22.3)	—	—	—	(22.3)	(0.4)	(22.7)
Accrued dividends	0.9	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income (loss)	—	—	—	—	—	—	18.7	(2.2)	1.5	18.0	—	18.0
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	—	30.9	3.0	33.9	—	33.9
Purchase of noncontrolling interest	—	—	—	—	0.8	—	—	—	—	0.8	(4.0)	(3.2)
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(0.7)	(0.7)
Foreign currency translation on noncontrolling interest	(0.1)	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, December 31, 2023	$14.8	$0.1	$0.1	$—	$327.7	$256.3	$(118.3)	$(9.0)	$(67.0)	$389.9	$2.1	$392.0

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity

Balance, December 31, 2023	$14.8	$0.1	$0.1	$—	$327.7	$256.3	$(118.3)	$(9.0)	$(67.0)	$389.9	$2.1	$392.0
Stock-based compensation	—	—	—	—	23.6	—	—	—	—	23.6	—	23.6
Stock issued under stock compensation plans	—	—	—	0.4	(14.4)	—	—	—	—	(14.0)	—	(14.0)
Purchase of treasury stock	—	—	—	(14.0)	14.0	—	—	—	—	—	—	—
Net income	0.3	—	—	—	—	142.3	—	—	—	142.3	0.7	143.0
Cash dividends	(0.9)	—	—	—	—	(24.0)	—	—	—	(24.0)	(0.4)	(24.4)
Accrued dividends	0.9	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive loss	—	—	—	—	—	—	(43.2)	(30.7)	0.5	(73.4)	—	(73.4)
Reclassification adjustment to net income	—	—	—	—	—	—	—	27.3	3.4	30.7	—	30.7
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	1.7	1.7
Foreign currency translation on noncontrolling interest	(0.2)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2024	$14.9	$0.1	$0.1	$(13.6)	$350.9	$374.6	$(161.5)	$(12.4)	$(63.1)	$475.1	$4.1	$479.2

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HYSTER-YALE, INC. AND SUBSIDIARIES
(Dollars in Millions, Except Per Share Data)
NOTE 1—Principles of Consolidation and Nature of Operations
The consolidated financial statements include the accounts of Hyster-Yale, Inc., a Delaware corporation, and the accounts of Hyster-Yale's wholly owned domestic and international subsidiaries and majority-owned joint ventures (collectively, "Hyster-Yale" or the "Company"). All intercompany accounts and transactions among the consolidated companies are eliminated in consolidation. On May 31, 2024, the Company changed its corporate name to Hyster-Yale, Inc. and the Company’s wholly owned operating subsidiary, Hyster-Yale Group, Inc., changed its corporate name to Hyster-Yale Materials Handling, Inc.
The Company, through its wholly owned operating subsidiary, Hyster-Yale Materials Handling, Inc. ("HYMH"), designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent, exclusive Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States ("U.S."), Northern Ireland, China, the Netherlands, Mexico, the Philippines, Brazil, Japan, Italy and Vietnam. The sale of service parts represents approximately 14% of total revenues as reported in 2024 and 15% in both 2023 and 2022.
The Company owns a 90% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"), a manufacturer of low-intensity and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets.
The Company operates Bolzoni S.p.A. ("Bolzoni"). Bolzoni is a leading worldwide producer and distributor of attachments, forks and lift tables marketed under the Bolzoni®, Auramo® and Meyer® brand names. Bolzoni also produces components for lift truck manufacturers. Bolzoni products are manufactured in the U.S., Italy, China, Germany and Finland. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift-truck attachments and industrial material handling.
The Company operates Nuvera Fuel Cells, LLC ("Nuvera"). Nuvera is an alternative-power technology company focused on the design, manufacture and sale of hydrogen fuel-cell stacks and engines.
Investments in Sumitomo NACCO Forklift Co., Ltd. ("SN"), a 50% owned joint venture, and HYG Financial Services, Inc. ("HYGFS"), a 20% owned joint venture, are accounted for by the equity method. SN operates manufacturing facilities in Japan, the Philippines and Vietnam from which the Company purchases certain components, service parts and lift trucks. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each stockholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. HYGFS is a joint venture with Wells Fargo Financial Leasing, Inc. ("WF"), formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and major account customers in the United States. Major account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The Company’s percentage share of the net income or loss from these equity investments is included in “Income from unconsolidated affiliates” in the “Other (income) expense” portion of the Consolidated Statements of Operations.

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

Changes in the Company's allowance for doubtful accounts, including write-offs, are as follows:

	2024	2023
Balance at January 1	$13.2	$11.2
Charged to costs and expenses	2.2	5.2
Write-offs	(4.3)	(2.5)
Recoveries	(4.0)	(1.0)
Foreign currency effect	(0.5)	0.3
Balance at December 31	$6.6	$13.2
The allowance for doubtful accounts balance includes allowance of receivables classified as long-term of $3.9 million and $4.2 million in 2024 and 2023, respectively.
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
Advertising Costs:  Advertising costs are expensed as incurred. Total advertising expense was $11.7 million, $10.6 million and $8.6 million in 2024, 2023 and 2022, respectively.
Research and Development Costs:  Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $135.9 million, $119.7 million and $100.7 million in 2024, 2023 and 2022, respectively.
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
The following table includes other significant accounting policies that are described in other notes to the consolidated financial statements, including the footnote number:

Significant Accounting Policy	Note
Revenue Recognition	Revenue Recognition (Note 3)
Reportable segments	Business Segments (Note 4)
Stock-based compensation	Common Stock and Earnings per Share (Note 5)
Income taxes	Income Taxes (Note 6)
Derivatives and hedging activities	Financial Instruments and Derivative Financial Instruments (Note 8)
Fair value of financial instruments	Financial Instruments and Derivative Financial Instruments (Note 8) and Retirement Benefit Plans (Note 9)
Pension	Retirement Benefit Plans (Note 9)
Inventories	Inventories (Note 10)
Property, plant and equipment	Property, Plant and Equipment, Net (Note 11)
Impairment or disposal of long-lived assets	Property, Plant and Equipment, Net (Note 11)
Goodwill and intangible assets	Goodwill and Intangible Assets (Note 12)
Contingencies	Contingencies (Note 16)

Recently Issued Accounting Standards
The following table provides a brief description of recent accounting standard updates ("ASU") adopted for the year ended December 31, 2024:

Standard	Required Date of Adoption	Effect on the financial statements or other significant matters
ASU 2023-07, Segment Reporting (Topic 280)	December 31, 2024
As a result of adopting ASU 2023-07, Segment Reporting (Topic 280), the Company made modifications to segment disclosures. The adoption of this standard did not impact segment operating results, but has resulted in changes to the presentation and disclosure of certain segment-related information in the financial statements. Further details are reflected in Note 4, Business Segments, in the financial statements.

ASU 2020-04 and ASU 2022-06, Reference Rate Reform (Topic 848)	From the date of issuance through December 31, 2024	The new requirements within the guidance did not have a material effect on the Company's financial position, results of operations, cash flows and related disclosures.
The following table provides a brief description of ASUs not yet adopted:

Standard	Description	Required Date of Adoption	Effect on the financial statements or other significant matters
ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60)	The guidance provides a basis of accounting for newly-formed joint venture entities which will recognize and measure assets and liabilities at fair value upon formation.	January 1, 2025	The Company will apply the guidance subsequent to January 1, 2025 prospectively for newly-formed joint ventures.
ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740)	The guidance provides requirements for new and updated income tax disclosures.	Annual periods after December 15, 2024	The Company will apply the guidance for annual periods subsequent to December 15, 2024 for new income tax disclosures.
ASU 2024-03— Disaggregation of Income Statement Expenses	The guidance requires disaggregated disclosure of income statement expenses.	December 15, 2026	The Company is currently evaluating the guidance and the effect on its related disclosures.

NOTE 3—Revenue
Revenue is recognized when obligations under the terms of a contract with the customer are satisfied, which occurs when control of the trucks, parts, or services are transferred to the customer. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise for the right to payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers. Taxes collected from customers are excluded from revenue. The estimated costs of product warranties are recognized as expense when the products are sold. See Note 15, Product Warranties, for further information on product warranties.
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
For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the years ended December 31, 2024, 2023 and 2022.
The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
The Company pays for shipping and handling activities regardless of when control is transferred and has elected to account for shipping and handling as activities to fulfill the promise to transfer the good, rather than a promised service. These costs are included in “Cost of sales” in the Consolidated Statements of Operations.
The following table disaggregates revenue by category:

	YEAR ENDED
	DECEMBER 31, 2024
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$1,690.8	$572.2	$157.3	$—	$—	$—	$2,420.3
Direct customer sales	669.6	5.6	—	—	—	—	675.2
Aftermarket sales	727.4	104.1	25.8	—	—	—	857.3
Other	134.7	25.7	0.6	379.1	1.4	(186.1)	355.4
Total Revenues	$3,222.5	$707.6	$183.7	$379.1	$1.4	$(186.1)	$4,308.2

	YEAR ENDED
	DECEMBER 31, 2023
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$1,565.6	$679.2	$172.9	$—	$—	$—	$2,417.7
Direct customer sales	541.3	9.4	—	—	—	—	550.7
Aftermarket sales	700.0	110.7	27.9	—	—	—	838.6
Other	92.4	21.2	0.3	375.3	4.3	(182.2)	311.3
Total Revenues	$2,899.3	$820.5	$201.1	$375.3	$4.3	$(182.2)	$4,118.3

	YEAR ENDED
	DECEMBER 31, 2022
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Elims	Total
Dealer sales	$1,234.3	$569.0	$220.2	$—	$—	$—	$2,023.5
Direct customer sales	461.6	13.2	—	—	—	—	474.8
Aftermarket sales	609.8	102.6	29.1	—	—	—	741.5
Other	99.7	19.4	0.7	355.7	3.4	(170.4)	308.5
Total Revenues	$2,405.4	$704.2	$250.0	$355.7	$3.4	$(170.4)	$3,548.3
Dealer sales are recognized when the Company transfers control based on the shipping terms of the contract, which is generally when the truck is shipped from the manufacturing facility to the dealers. The majority of direct customer sales are to major customers. In these transactions, the Company transfers control and recognizes revenue when it delivers the product to the customer according to the terms of the contract. Aftermarket sales represent parts sales, extended warranty and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract, which reflects the costs to perform under these contracts and corresponds with, and thereby depicts, the transfer of control to the customer. Bolzoni revenue from external customers is primarily the sale of attachments to customers. In these transactions, the Company transfers control and recognizes revenue according to the shipping terms of the contract. In the U.S.,

Bolzoni also has revenue for sales of forklift components to HYMH plants. Nuvera's revenues include development funding from third-party agreements and the sale of fuel cell stacks and engines to third parties and the lift truck business. In all revenue transactions, the Company receives cash equal to the invoice price and amount of consideration received and the revenue recognized may vary with changes in marketing incentives. Intercompany revenues between Bolzoni, Nuvera and the lift truck business have been eliminated.
Deferred Revenue: The Company defers revenue for transactions that have not met the criteria for recognition at the time payment is collected, including extended warranties and maintenance contracts. In addition, for certain products, services and customer types, the Company collects payment prior to the transfer of control to the customer. Changes in the Company's deferred revenue are as follows:

	2024	2023
Balance, January 1	$92.5	$153.8
Customer deposits and billings	60.4	62.4
Revenue recognized	(81.3)	(123.8)
Foreign currency effect	(0.3)	0.1
Balance, December 31	$71.3	$92.5

NOTE 4—Business Segments
The Company defines reportable and operating segments on the same basis used to evaluate performance internally by the chief operating decision maker (“CODM”), which the Company has determined is the Chief Executive Officer. The Company uses operating profit (loss) to evaluate segment profitability. The CODM uses operating profit (loss) to allocate resources predominately in the annual forecasting process. The CODM considers forecast-to-actual variances on a monthly basis when assessing segment performance and making decisions about allocating resources to the segments. The Company has five segments, which include three in the lift truck business, as well as Bolzoni and Nuvera.
Operating segments within the lift truck business include the Americas, EMEA and JAPIC, collectively the "lift truck business". Americas includes lift truck operations in the U.S., Canada, Mexico, Brazil, Latin America and the corporate headquarters. EMEA includes operations in Europe, the Middle East and Africa. JAPIC includes operations in the Asia and Pacific regions, including China, as well as the equity earnings of SN operations. Certain amounts are allocated to these geographic operating segments and are included in the reportable segment results presented below, including product development costs, corporate headquarter expenses and information technology infrastructure costs. These allocations among geographic operating segments are determined by senior management and not directly incurred by the geographic operations. In addition, other costs are incurred directly by these geographic operating segments based upon the location of the manufacturing plant or sales units, including manufacturing variances, product liability, warranty and sales discounts, which may not be associated with the geographic operating segments of the ultimate end user sales location where revenues and margins are reported. Therefore, the reported results of each operating segment for the lift truck business cannot be considered stand-alone entities as all segments are inter-related and integrate into a single global lift truck business.
The Company reports the results of both Bolzoni and Nuvera as separate segments. Intercompany sales between Nuvera, Bolzoni and the lift truck business have been eliminated.
Financial information for each of the reportable segments is presented in the following table. See Note 1, Principles of Consolidation and Nature of Operations, for a discussion of the Company’s product lines. Refer to Note 2, Significant Accounting Policies, for a description of the accounting policies of the reportable segments as well as a reference table for the remaining accounting policies described in the accompanying footnotes.

	2024	2023	2022
Revenues from external customers
Americas	$3,222.5	$2,899.3	$2,405.4
EMEA	707.6	820.5	704.2
JAPIC	183.7	201.1	250.0
Lift truck business	4,113.8	3,920.9	3,359.6
Bolzoni	379.1	375.3	355.7
Nuvera	1.4	4.3	3.4
Eliminations	(186.1)	(182.2)	(170.4)
Total	$4,308.2	$4,118.3	$3,548.3
Cost of Sales
Americas	$2,527.5	$2,334.4	$2,102.0
EMEA	599.5	699.5	659.2
JAPIC	167.1	175.6	227.4
Lift truck business	3,294.1	3,209.5	2,988.6
Bolzoni	293.7	293.1	285.0
Nuvera	11.0	12.5	10.6
Eliminations	(186.1)	(182.4)	(169.8)
Total	$3,412.7	$3,332.7	$3,114.4
Gross profit (loss)
Americas	$695.0	$564.9	$303.4
EMEA	108.1	121.0	45.0
JAPIC	16.6	25.5	22.6
Lift truck business	819.7	711.4	371.0
Bolzoni	85.4	82.2	70.7
Nuvera	(9.6)	(8.2)	(7.2)
Eliminations	—	0.2	(0.6)
Total	$895.5	$785.6	$433.9
Selling, general and administrative expenses
Americas	$370.1	$331.8	$256.6
EMEA	117.1	108.9	91.6
JAPIC	38.0	41.1	33.2
Lift truck business	525.2	481.8	381.4
Bolzoni	72.0	66.9	64.5
Nuvera	30.9	28.2	27.1
Total	$628.1	$576.9	$473.0
Adjustments (a)
Americas	$6.8	$—	$—
EMEA	2.4	—	—
JAPIC	8.6	—	—
Lift truck business	17.8	—	—
Bolzoni	4.3	—	—
Nuvera	0.5	—	—
Total	$22.6	$—	$—

	2024	2023	2022
Operating profit (loss)
Americas	$318.1	$233.1	$46.8
EMEA	(11.4)	12.1	(46.6)
JAPIC	(30.0)	(15.6)	(10.6)
Lift truck business	276.7	229.6	(10.4)
Bolzoni	9.1	15.3	6.2
Nuvera	(41.0)	(36.4)	(34.3)
Eliminations	—	0.2	(0.6)
Total	$244.8	$208.7	$(39.1)
Interest expense
Americas	$30.8	$33.2	$26.9
EMEA	1.9	3.2	1.0
JAPIC	1.2	1.4	1.2
Eliminations	(1.1)	(1.2)	(1.2)
Lift truck business	32.8	36.6	27.9
Bolzoni	2.1	2.0	1.4
Nuvera	—	—	—
Eliminations	(1.1)	(1.3)	(0.9)
Total	$33.8	$37.3	$28.4
Total assets
Americas	$1,897.9	$1,715.4	$1,700.0
EMEA	678.5	808.5	811.0
JAPIC	252.9	276.8	339.5
Eliminations	(637.7)	(575.2)	(693.2)
Lift truck business	2,191.6	2,225.5	2,157.3
Bolzoni	290.8	303.8	315.2
Nuvera	40.7	25.4	18.9
Eliminations	(493.9)	(475.6)	(465.2)
Total	$2,029.2	$2,079.1	$2,026.2
Depreciation and amortization
Americas	$18.2	$16.6	$15.8
EMEA	8.5	8.2	7.8
JAPIC	7.8	7.9	7.4
Lift truck business	34.5	32.7	31.0
Bolzoni	11.7	11.7	11.7
Nuvera	1.4	0.7	0.7
Total	$47.6	$45.1	$43.4
Capital expenditures
Americas	$26.5	$16.9	$5.1
EMEA	5.7	6.6	4.9
JAPIC	5.3	3.3	10.3
Lift truck business	37.5	26.8	20.3
Bolzoni	6.9	5.1	5.5
Nuvera	3.4	3.5	3.0
Total	$47.8	$35.4	$28.8

(a) Consists of charges incurred during 2024 related to programs designed to optimize the Company's footprint, reduce costs and improve operational efficiency and the impairment of certain long-lived assets.
Data by Geographic Region
No single country outside of the U.S. comprised 10% or more of revenues from unaffiliated customers. The “Other” category below includes Canada, Mexico, South America and the Asia and Pacific regions. In addition, no single customer comprised 10% or more of revenues from unaffiliated customers.

	U.S.	Europe, Middle East and Africa	Other	Consolidated
2024
Revenues from unaffiliated customers, based on the customers’ location	$2,874.4	$817.9	$615.9	$4,308.2
Long-lived tangible assets	$194.1	$82.6	$85.5	$362.2
2023
Revenues from unaffiliated customers, based on the customers’ location	$2,542.9	$930.5	$644.9	$4,118.3
Long-lived tangible assets	$179.1	$90.5	$101.1	$370.7
2022
Revenues from unaffiliated customers, based on the customers’ location	$1,973.8	$886.5	$688.0	$3,548.3
Long-lived tangible assets	$164.3	$97.7	$107.4	$369.4

NOTE 5—Common Stock and Earnings per Share
The Company's Class A common stock is traded on the New York Stock Exchange under the ticker symbol “HY.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company's Class A common stock and Class B common stock have the same cash dividend rights per share. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2024 was 125 million shares and 35 million shares, respectively. At December 31, 2024, 204,435 treasury shares of Class A common stock were outstanding. No treasury shares of either class were outstanding at 2023.
Stock Compensation: The Company has stock compensation plans for certain employees in the U.S. that allow the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding them for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) five years after the participant's retirement date, (ii) four, seven or ten years from the award date, as defined in the award, or (iii) the participant's death or permanent disability. Pursuant to the plans, the Company issued 355,452, 423,596 and 220,114 shares related to the years ended December 31, 2024, 2023 and 2022, respectively. After the issuance of these shares, there will be 733,408 shares of Class A common stock available for issuance under these plans. Compensation expense related to these share awards was $21.8 million ($18.6 million net of tax), $27.5 million ($23.5 million net of tax) and $5.5 million ($5.5 million net of tax) for the years ended 2024, 2023 and 2022, respectively. Compensation expense at the grant date represents fair value based on the market price of the shares of Class A common stock. The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the non-employee directors’ annual retainer is paid in restricted shares of Class A common stock. For the year ended December 31, 2024, $145,000 of each non-employee director's retainer of $216,000 was paid in restricted shares of Class A common stock. For the year ended December 31, 2023, $140,000 of $208,000 was paid in restricted shares of Class A common stock. For the year ended December 31, 2022, $96,000 of $200,000 was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date on which the director has both retired from the Board of Directors and reached 70 years of age. Pursuant to this plan, the Company issued 26,790, 34,239 and 29,898 shares related to the years ended December 31, 2024, 2023 and 2022, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 779, 726 and 1,075 in 2024, 2023 and 2022, respectively. After the issuance of these shares, there were 137,469 shares of Class A common stock available for issuance under this directors' plan. Compensation expense related to these awards was $1.7 million ($1.5 million net of tax), $1.8 million ($1.5 million net of tax) and $0.9 million ($0.9 million net of tax) for the years ended December 31, 2024, 2023 and 2022, respectively. Compensation expense at the grant date represents fair value based on the market price of the shares of Class A common stock.
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

	2024	2023	2022
Basic weighted average shares outstanding	17.442	17.137	16.901
Dilutive effect of restricted stock awards	0.268	0.248	—
Diluted weighted average shares outstanding	17.710	17.385	16.901
Basic earnings (loss) per share	$8.16	$7.35	$(4.38)
Diluted earnings (loss) per share	$8.04	$7.24	$(4.38)
Cash dividends per share	$1.3750	$1.2975	$1.2900
The table above excludes 0.223 million of anti-dilutive restricted stock awards related to the year ended December 31, 2022. Restricted stock awards for 2024 are expected to be issued in 2025.

NOTE 6—Income Taxes
The components of income (loss) before income taxes and provision for income taxes for the years ended December 31 are as follows:

	2024	2023	2022
Income (loss) before income taxes
U.S.	$184.9	$114.1	$(40.1)
Non-U.S.	34.1	66.9	(22.3)
Total	$219.0	$181.0	$(62.4)
Income tax provision
Current tax provision:
Federal	$52.9	$32.0	$0.6
State	12.9	8.0	0.5
Non-U.S.	17.2	14.0	8.2
Total current	$83.0	$54.0	$9.3
Deferred tax provision (benefit):
Federal	$0.3	$0.6	$1.9
State	(0.1)	—	0.3
Non-U.S.	(8.4)	(1.7)	(2.3)
Total deferred	$(8.2)	$(1.1)	$(0.1)
Total	$74.8	$52.9	$9.2
The Company made income tax payments of $88.3 million, $53.2 million and $13.1 million during 2024, 2023 and 2022, respectively. The Company received income tax refunds of $2.7 million, $0.3 million and $2.3 million during 2024, 2023 and 2022, respectively.

A reconciliation of the U.S. federal statutory rate to the reported income tax rate for the year ended December 31 is as follows:

	2024	2023	2022
Income (loss) before income taxes	$219.0	$181.0	$(62.4)
Statutory taxes at 21%	$46.0	$38.0	$(13.1)
Valuation allowance	19.9	12.1	27.5
State income taxes	6.1	5.8	(1.3)
Non -U.S rate differences	5.6	3.2	5.4
Nondeductible compensation	4.2	4.2	1.4
Global intangible low-taxed income	3.0	1.7	(4.6)
Other	0.9	(0.3)	0.3
Base-erosion and anti-abuse tax	—	(0.1)	1.4
Foreign derived intangible income	(6.0)	(3.4)	(0.3)
Federal income tax credits	(3.4)	(4.0)	(1.4)
Tax controversy resolution	(1.1)	(3.0)	(4.7)
Equity interest earnings	(0.4)	(1.3)	(1.4)
Income tax provision	$74.8	$52.9	$9.2
Reported income tax rate	34.2%	29.2%	(14.7)%
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
A detailed summary of the total deferred tax assets and liabilities in the Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities is as follows:

	December 31
	2024	2023
Deferred tax assets
Research and development capitalization	$78.5	$58.1
Tax attribute carryforwards	33.1	35.6
Product warranties	16.5	12.5
Accrued expenses and reserves	16.3	13.9
Accrued product liability	9.2	9.6
Inventories	3.0	4.1
Other	12.1	12.1
Total deferred tax assets	168.7	145.9
Less: Valuation allowance	144.3	126.6
	24.4	19.3

	December 31
	2024	2023
Deferred tax liabilities
Depreciation and amortization	20.5	23.9
Accrued pension benefits	3.8	3.5
Unremitted earnings	1.8	1.6
Total deferred tax liabilities	26.1	29.0
Net deferred tax asset (liability)	$(1.7)	$(9.7)
The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2024
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$23.1	$18.7	2025-Indefinite
Non-U.S. capital losses	7.3	7.3	Indefinite
State net operating losses and credits	3.7	3.6	2025-Indefinite
Less: Unrecognized tax benefits	(1.0)	—
Total	$33.1	$29.6

	December 31, 2023
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$25.5	$23.4	2024 - Indefinite
Non-U.S. capital losses	7.5	7.5	Indefinite
State net operating losses and credits	3.9	3.8	2024 - Indefinite
Less: Unrecognized tax benefits	(1.3)	—
Total	$35.6	$34.7
The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required. A valuation allowance is required where realization is determined to no longer meet the "more likely than not" standard. The establishment of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or other deferred tax assets in future periods. The tax net operating losses attributable to Brazil, China and the United Kingdom ("U.K.") comprise a substantial portion of the non-U.S. net operating loss deferred tax assets. The Brazilian and U.K. net operating losses do not expire under local law, while Chinese losses expire after five years.

During 2024, the Company concluded that a portion of its Brazilian deferred tax assets met the more likely than not threshold required for realization based upon the anticipated timing of deferred temporary differences, the continuing trend of earnings, and the projection of future taxable income over the forecasted period. Accordingly, the Company recognized a tax benefit of $4.3 million for the partial release of the Brazilian valuation allowance during 2024.
Starting in 2021, the Company determined that the evidence available no longer supported a more likely than not standard for realization of its U.S. and U.K deferred tax assets due to cumulative pretax losses, lack of available tax planning strategies and declining forecasts due to supply and logistics constraints. During 2024 and 2023, the Company reviewed the historical earnings and trends, forecasted earnings and the relevant expiration of carryforwards for both jurisdictions and concluded the valuation allowances provided remain appropriate. Although the Company expects earnings over the longer term for its U.S. and U.K operations, it believes such longer-term forecasts are not sufficient evidence to support the future realization of the deferred tax assets. Accordingly, as of December 31, 2024, the Company has provided a valuation allowance of $117.1 million and $5.8 million against the deferred tax assets of the U.S. and U.K., respectively.
During 2024 and 2023, the valuation allowance provided against deferred tax assets increased by $17.7 million and $4.9 million, respectively. The change in the total valuation allowance in 2024 and 2023 included a net increase in tax expense of $19.9 million and $12.1 million, respectively, and a net decrease of $2.2 million and $7.2 million in 2024 and 2023, respectively, recorded directly in equity.
As of December 31, 2024, the Company had gross net operating loss carryforwards in U.S. state jurisdictions of $9.1 million and non-U.S. jurisdictions of $90.0 million.

The following is a reconciliation of total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between the Company's tax return positions and the benefits recognized in the consolidated financial statements for the years ended December 31, 2024, 2023 and 2022. Approximately $3.1 million, $3.8 million and $5.4 million of these amounts as of December 31, 2024, 2023 and 2022, respectively, relate to permanent items that, if recognized, would impact the reported income tax rate.

	2024	2023	2022
Balance at January 1	$3.8	$5.4	$8.2
Additions based on tax positions related to the current year	0.3	0.4	0.4
Additions (reductions) for tax positions of prior years	(0.2)	(0.1)	0.2
Reductions due to settlements with taxing authorities and the lapse of the applicable statute of limitations	(0.7)	(1.9)	(3.1)
Other changes in unrecognized tax benefits including foreign currency translation adjustments	(0.1)	—	(0.3)
Balance at December 31	$3.1	$3.8	$5.4
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recorded a net decrease of $0.5 million, $1.4 million and $2.2 million during 2024, 2023 and 2022, respectively, in interest and penalties. As a result of foreign currency translation into U.S. dollars, the total amount of interest and penalties decreased by $0.3 million during 2022. There was no foreign currency translation impact in 2024 or 2023. The total amount of interest and penalties accrued was $0.4 million, $0.9 million and $2.3 million as of December 31, 2024, 2023 and 2022, respectively.
The Company expects the amount of unrecognized tax benefits will change within the next twelve months; however, the change is not expected to have a significant effect on the Company's financial position or results of operations. It is reasonably possible the Company will record unrecognized tax benefits, including interest and penalties, within the next twelve months up to $0.3 million resulting from the possible expiration of certain statutes of limitation and settlement of audits. If recognized, the previously unrecognized tax benefits will be recorded as discrete tax benefits in the interim period in which the items are effectively settled.
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
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The examination of U.S. federal tax returns for all years prior to 2021 have been settled with the Internal Revenue Service or otherwise have essentially closed under the applicable statute of limitations. The Company is routinely under examination in various state and non-U.S. jurisdictions and in most cases the statute of limitations has not been extended. The Company believes these examinations are routine in nature and are not expected to result in any material tax assessments.

NOTE 7—Reclassifications from Accumulated Other Comprehensive Income or Loss

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") for each year ended December 31 as recorded in the Consolidated Statements of Operations:

OCI Components	Amount Reclassified from OCI			Affected Line Item
	2024	2023	2022
Gain (loss) on cash flow hedges:
Interest rate contracts	$7.0	$6.3	$1.2	Interest expense
Foreign exchange contracts	(34.5)	(37.3)	(34.7)	Cost of sales
Total before tax	(27.5)	(31.0)	(33.5)	Income (loss) before income taxes
Tax expense (benefit)	0.2	0.1	(0.8)	Income tax provision
Net of tax	$(27.3)	$(30.9)	$(34.3)	Net Income (Loss)
Amortization of defined benefit pension items:
Actuarial loss	$(3.4)	$(2.8)	$(4.7)	Other, net
Prior service (cost) credit	(0.1)	(0.1)	(0.1)	Other, net
Total before tax	(3.5)	(2.9)	(4.8)	Income (loss) before income taxes
Tax expense (benefit)	0.1	(0.1)	—	Income tax provision
Net of tax	$(3.4)	$(3.0)	$(4.8)	Net Income (Loss)
Total reclassifications for the period	$(30.7)	$(33.9)	$(39.1)

NOTE 8—Financial Instruments and Derivative Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding finance leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At December 31, 2024, the total carrying value and total fair value of revolving credit agreements and long-term debt, excluding finance leases, was $417.3 million and $416.8 million, respectively. At December 31, 2023, the total carrying value and total fair value of revolving credit agreements and long-term debt, excluding finance leases, was $466.7 million and $464.0 million, respectively.
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
The Company periodically enters into foreign currency exchange contracts that do not meet the criteria for hedge accounting. These derivatives are used to reduce the Company’s exposure to foreign currency risk related to forecasted purchase or sales transactions or forecasted intercompany cash payments or settlements. Gains and losses on these derivatives are generally recognized in "Cost of sales" in the Consolidated Statements of Operations.

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
Cash flows from hedging activities are reported in the Consolidated Statements of Cash Flows in the same classification as the hedged item, as a component of cash flows from operations.
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
Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with a total notional amount of $0.8 billion at December 31, 2024, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, Mexican pesos, British pounds, Swedish kroner and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $0.9 billion at December 31, 2023, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, British pounds, Mexican pesos, Swedish kroner and Australian dollars. The fair value of these contracts approximated a net liability of $18.5 million and $12.2 million at December 31, 2024 and 2023, respectively.
For the years ended December 31, 2024 and 2023, there was no material ineffectiveness of forward foreign currency exchange contracts that qualify for hedge accounting. Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2024, $15.6 million of the amount of net deferred loss included in OCI at December 31, 2024 is expected to be reclassified as expense into the Consolidated Statements of Operations over the next twelve months, as the transactions occur.
Interest Rate Derivatives: The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at December 31, 2024 and 2023:

Notional Amount		Average Fixed Rate
December 31	December 31	December 31	December 31
2024	2023	2024	2023	Term at December 31, 2024
$180.0	$180.0	1.65%	1.65%	Extending to May 2027
12.0	7.5	1.93%	0.51%	Extending to May 2027

The fair value of all interest rate swap agreements was a net asset of $9.9 million and $11.9 million at December 31, 2024 and 2023, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2024, $4..9 million of the net deferred gain included in OCI is expected to be reclassified as income in the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2024	2023	Balance sheet location	2024	2023
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$4.3	$5.6	Prepaid expenses and other	$—	$—
Long-term	Other non-current assets	5.6	6.3	Other non-current assets	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	1.4	1.2	Prepaid expenses and other	0.5	1.4
	Other current liabilities	3.4	7.2	Other current liabilities	17.1	22.2
Long-Term	Other non-current assets	—	2.7	Other non-current assets	—	0.5
	Other long-term liabilities	0.8	—	Other long-term liabilities	5.6	0.4
Total derivatives designated as hedging instruments		$15.5	$23.0		$23.2	$24.5
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	$0.8	$1.1	Prepaid expenses and other	$1.2	$0.6
	Other current liabilities	2.3	2.3	Other current liabilities	2.8	1.6
Total derivatives not designated as hedging instruments		$3.1	$3.4		$4.0	$2.2
Total derivatives		$18.6	$26.4		$27.2	$26.7

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty at December 31, 2024 and 2023 as recorded in the Consolidated Balance Sheets:

	Derivative Assets as of December 31, 2024				Derivative Liabilities as of December 31, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$9.9	$—	$9.9	$9.9	$—	$—	$—	$—
Foreign currency exchange contracts	0.5	(0.5)	—	—	19.0	(0.5)	18.5	18.5
Total derivatives	$10.4	$(0.5)	$9.9	$9.9	$19.0	$(0.5)	$18.5	$18.5

	Derivative Assets as of December 31, 2023				Derivative Liabilities as of December 31, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$11.9	$—	$11.9	$11.9	$—	$—	$—	$—
Foreign currency exchange contracts	2.5	(2.5)	—	—	14.7	(2.5)	12.2	12.2
Total derivatives	$14.4	$(2.5)	$11.9	$11.9	$14.7	$(2.5)	$12.2	$12.2

The following table summarizes the pre-tax impact of derivative instruments for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	2024	2023	2022		2024	2023	2022
Cash Flow Hedges
Interest rate swap agreements	$4.4	$1.9	$21.9	Interest expense	$7.0	$6.3	$1.2
Foreign currency exchange contracts	(35.0)	(4.3)	(61.2)	Cost of sales	(34.5)	(37.3)	(34.7)
	$(30.6)	$(2.4)	$(39.3)		$(27.5)	$(31.0)	$(33.5)

Derivatives Not Designated as Hedging Instruments				Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
					2024	2023	2022
Cash flow hedges
Foreign currency exchange contracts				Cost of sales	$(8.3)	$(4.3)	$(32.5)
Total					$(8.3)	$(4.3)	$(32.5)

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

Pension benefits for employees covered under the Company’s U.S. and U.K. plans are frozen. Only certain grandfathered employees in the Netherlands still earn retirement benefits under defined benefit pension plans. All other eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans. During 2024, the Company and the trustee initiated a de-risking strategy for the U.K. plan, which resulted in changes to the target asset allocation to fixed income and highly-liquid securities. In January 2025, the trustee entered into a buy-in contract for the U.K. plan with a third-party insurance company. The trustee may choose to convert the buy-in policy to a buy-out by assigning individual insurance contracts to members. This process may extend for a significant period of time. Until any potential buy-out process is completed, the trustee remains responsible for the administration of the U.K. plan, allocation of non-insured plan assets and payment of employee retirement benefits. If a buy-out of the U.K. plan is completed in the future and the criteria for settlement accounting is satisfied, any amounts relating to the U.K. plan remaining in accumulated other comprehensive income (loss) will be reclassified into earnings. The amount related to the U.K. plan represents the majority of the Non-U.S. Plans column in the components of accumulated comprehensive income (loss) table below.
During the year ended December 31, 2022, the Company recognized a settlement loss of $1.8 million, resulting from lump-sum distributions exceeding the total projected interest cost for the plan year for its U.S. pension plan.
The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2024	2023	2022
U.S. Plans
Weighted average discount rates	5.43%	5.03%	5.36%
Expected long-term rate of return on assets	5.00%	5.50%	5.50%
Cash balance interest crediting rate	5.00%-6.73%	3.50%-5.73%	1.39%-3.50%
Non-U.S. Plans
Weighted average discount rates	2.93%-5.40%	3.08%-4.50%	3.60%-4.80%
Rate of increase in compensation levels	2.00%-2.80%	2.60%-3.00%	2.80%-3.00%
Expected long-term rate of return on assets	3.50%-3.60%	3.30%-4.50%	3.60%-4.50%
Each year, the assumptions used to calculate the benefit obligation are used to calculate the net periodic pension expense for the following year.

Set forth below is a detail of the net periodic pension expense for the defined benefit plans for the years ended December 31:

	2024	2023	2022
U.S. Plans
Interest cost	$2.3	$2.5	$1.9
Expected return on plan assets	(2.7)	(2.5)	(3.3)
Amortization of actuarial loss	2.0	2.1	1.9
Settlements	—	—	1.8
Net periodic pension expense	$1.6	$2.1	$2.3
Non-U.S. Plans
Service cost	$0.1	$—	$0.2
Interest cost	5.3	5.4	3.1
Expected return on plan assets	(7.2)	(7.4)	(7.4)
Amortization of actuarial loss	1.4	0.7	2.8
Amortization of prior service cost	0.1	0.1	0.1
Net periodic pension benefit	$(0.3)	$(1.2)	$(1.2)
Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31:

	2024	2023	2022
U.S. Plans
Current year actuarial (gain) loss	$(1.3)	$(1.2)	$4.5
Amortization of actuarial loss	(2.0)	(2.1)	(1.9)
Settlements	—	—	(1.8)
Total recognized in other comprehensive income (loss)	$(3.3)	$(3.3)	$0.8
Non-U.S. Plans
Current year actuarial loss (gain)	$0.6	$(0.2)	$1.0
Amortization of actuarial loss	(1.4)	(0.7)	(2.8)
Amortization of prior service cost	(0.1)	(0.1)	(0.1)
Total recognized in other comprehensive income (loss)	$(0.9)	$(1.0)	$(1.9)
The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2024		2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Projected benefit obligation at beginning of year	$48.3	$126.0	$50.1	$117.0
Service cost	—	0.1	—	—
Interest cost	2.3	5.3	2.5	5.4
Actuarial (gain) loss	(1.6)	(10.4)	1.0	3.1
Benefits paid	(5.2)	(7.0)	(5.3)	(6.5)
Employee contributions	—	0.1	—	0.1
Foreign currency exchange rate changes	—	(2.1)	—	6.9
Projected benefit obligation at end of year	$43.8	$112.0	$48.3	$126.0
Accumulated benefit obligation at end of year	$43.8	$110.6	$48.3	$124.0

	2024		2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in plan assets
Fair value of plan assets at beginning of year	$47.9	$139.0	$48.5	$126.3
Actual return on plan assets	2.2	(4.0)	4.7	10.7
Employer contributions	—	0.2	—	0.5
Employee contributions	—	0.1	—	0.1
Benefits paid	(5.2)	(7.0)	(5.3)	(6.5)
Foreign currency exchange rate changes	—	(2.1)	—	7.9
Fair value of plan assets at end of year	$44.9	$126.2	$47.9	$139.0
Funded status at end of year	$1.1	$14.2	$(0.4)	$13.0
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$1.1	$14.1	$—	$15.6
Noncurrent liabilities	—	0.1	(0.4)	(2.6)
	$1.1	$14.2	$(0.4)	$13.0
Components of accumulated other comprehensive income (loss) consist of:
Actuarial loss	$25.9	$54.7	$29.2	$55.5
Prior service cost	—	1.3	—	1.4
Deferred taxes	(8.3)	(13.3)	(8.3)	(13.2)
Foreign currency translation adjustment	—	2.8	—	2.5
	$17.6	$45.5	$20.9	$46.2
The projected benefit obligation included in the table above represents the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation also reflects the actuarial present value of benefits attributable to employee service rendered to date excluding the effects of estimated future pay increases.
In 2025, the Company expects to contribute $0.2 million to its non-U.S. pension plans. The Company does not expect to contribute to its U.S. pension plan in 2025.
Pension benefit payments are made from assets of the pension plans. Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plans	Non-U.S. Plans
2025	$5.4	$7.0
2026	4.8	7.2
2027	4.5	7.4
2028	4.2	7.6
2029	4.0	7.8
2030 - 2034	16.4	42.2
	$39.3	$79.2
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
The following is the actual allocation percentage and target allocation percentage for the Company's U.S. pension plan assets at December 31:

	2024 Actual Allocation	2023 Actual Allocation	Target Allocation
U.S. equity securities	20.4%	27.7%	21%
Non-U.S. equity securities	8.9%	11.9%	9%
Fixed income securities	69.6%	59.6%	70%
Money market	1.1%	0.8%	—%

The following is the actual allocation percentage and target allocation percentage for the Company's U.K. pension plan assets at December 31:

	2024 Actual Allocation	2023 Actual Allocation	Target Allocation
U.K. equity securities	—%	1.7%	—%
Non-U.K. equity securities	—%	18.3%	—%
Fixed income securities	89.4%	79.6%	90%
Money market	10.6%	0.4%	10%
The Company maintains a pension plan for certain employees in the Netherlands which has purchased annuity contracts to meet its obligations.
The defined benefit pension plans do not have any direct ownership of the Company's common stock.
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

Following are the values as of December 31:

	Level 1		Level 2
	2024	2023	2024	2023
U.S. equity securities	$9.1	$13.3	$—	$8.8
U.K. equity securities	—	—	—	2.2
Non-U.S., non-U.K. equity securities	4.0	5.7	—	14.3
Fixed income securities	31.3	28.5	113.9	113.2
Money market	0.5	0.4	12.3	0.5
Total	$44.9	$47.9	$126.2	$139.0
Defined Contribution Plans: The Company has defined contribution (401(k)) plans for all U.S. employees and similar plans for employees outside of the U.S. The Company matches employee contributions based on plan provisions. In addition, in the U.S. and U.K., the Company has defined contribution retirement plans whereby the contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $39.0 million, $33.5 million and $21.0 million in 2024, 2023 and 2022, respectively.

NOTE 10—Inventories
Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At December 31, 2024 and 2023, 53% and 49%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts for the lift truck business in the U.S. The FIFO method is used with respect to all other inventories.
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
During the year ended December 31, 2024, as a result of severance and impairment charges directly related to restructuring activities, the Company reduced its inventory by $2.4 million to its estimated net realizable value in JAPIC, which is recorded in “Restructuring and impairment charges” in the Consolidated Statements of Operations. Refer to Note 19, Restructuring and Impairment Charges, for further discussion of the factors related to these adjustments.
Inventories are summarized as follows:

	December 31
	2024	2023
Finished goods and service parts	$393.3	$395.9
Work in process	32.1	39.2
Raw materials	431.7	471.5
Total manufactured inventories	857.1	906.6
LIFO reserve	(102.8)	(90.9)
Total inventory	$754.3	$815.7

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
Primarily related to programs initiated in 2024 to streamline the Company's manufacturing footprint and optimize its operations, the Company identified indicators of impairment for long-lived assets where the estimated future undiscounted cash flows generated by the asset group were less than carrying value. As a result, for the year ended December 31, 2024, the Company recorded $6.8 million of fixed asset impairments ($0.6 million in the Americas, $4.6 million in JAPIC and $1.6 million in Bolzoni) representing the amount of the assets groups carrying value in excess of its fair value. The estimated fair value was determined using a cost approach, which is Level 3 under the fair value hierarchy. These charges are recorded in “Restructuring and impairment charges” in the Consolidated Statements of Operations. Refer to Note 19, Restructuring and Impairment Charges, for further discussion of the factors related to these adjustments. There were no such impairments recorded in the year ended December 31, 2023.

Property, plant and equipment, net includes the following:

	December 31
	2024	2023
Land and land improvements	$31.6	$32.2
Plant and equipment	919.9	908.3
Property, plant and equipment, at cost	951.5	940.5
Allowances for depreciation and amortization	(644.8)	(626.6)
	$306.7	$313.9
Total depreciation and amortization expense on property, plant and equipment was $43.3 million, $40.8 million and $38.9 million during 2024, 2023 and 2022, respectively.

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
The annual testing for impairment was conducted as of May 1, 2024. The fair value of each reporting unit was in excess of its carrying value and thus, no impairment exists.
During the year ended December 31, 2024, Bolzoni acquired 60% of the equity interest of a machining business in Italy. Bolzoni maintains an option to purchase the remaining 40% of the equity interest of the machining business for a period of five years, subject to certain terms and conditions. The table below includes the initial allocation of goodwill which is expected to be finalized in the first quarter of 2025.

The following table summarizes goodwill by segment as of December 31, 2024 and 2023:

	Carrying Amount of Goodwill
	Americas	EMEA	Bolzoni	Total
Balance at January 1, 2023	$1.7	$1.0	$48.6	$51.3
Foreign currency translation	—	—	2.0	2.0
Balance at December 31, 2023	$1.7	$1.0	$50.6	$53.3
Acquisition	$—	$—	$4.6	$4.6
Foreign currency translation	—	—	(3.3)	(3.3)
Balance at December 31, 2024	$1.7	$1.0	$51.9	$54.6

The Company has indefinite-lived intangible assets for the Bolzoni trademarks. Fair values used in testing for potential impairment of the trademarks are calculated by applying an estimated market value royalty rate to the forecasted revenues of the businesses that utilize those assets. The assumed cash flows from this calculation are discounted using Bolzoni’s weighted average cost of capital. The Company completed the annual testing of impairment as of May 1, 2024. The fair value of the indefinite-lived intangible assets was in excess of its carrying value and thus, no impairment existed.

The following table summarizes intangible assets, other than goodwill, recorded in the consolidated balance sheets:

December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Balance
Intangible assets not subject to amortization
Trademarks	$15.7	$—	$15.7
Intangible assets subject to amortization
Customer and contractual relationships	35.8	(23.5)	12.3
Patents and technology	19.1	(16.9)	2.2
Trademarks	5.1	(2.2)	2.9
Total	$75.7	$(42.6)	$33.1

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Balance
Intangible assets not subject to amortization
Trademarks	$16.7	$—	$16.7
Intangible assets subject to amortization
Customer and contractual relationships	37.2	(22.4)	14.8
Patents and technology	20.1	(15.7)	4.4
Trademarks	5.3	(1.9)	3.4
Total	$79.3	$(40.0)	$39.3

Amortization expense for intangible assets, which is recognized on a straight-line basis over the estimated useful life of the related asset, was $4.3 million and $4.3 million in 2024 and 2023, respectively. Expected annual amortization expense of other intangible assets, based upon December 31, 2024 U.S. dollar values, for the next five years is as follows: $3.1 million in 2025, $2.8 million in 2026, $2.1 million in 2027, $2.0 million in 2028 and $1.9 million in 2029. The weighted-average amortization period for intangible assets is as follows:

Intangible assets subject to amortization	Weighted-Average Useful Lives (Years)
Customer relationships	9
Patents and technology	2
Trademarks	12

NOTE 13—Current and Long-Term Financing
The following table summarizes available and outstanding borrowings:

	December 31
	2024	2023
Total outstanding borrowings:
Revolving credit agreements	$54.2	$83.3
Term loan, net	214.6	216.1
Other debt	148.5	167.3
Finance lease obligations	23.4	27.3
Total debt outstanding	$440.7	$494.0
Plus: discount on term loan and unamortized deferred financing fees	2.5	3.3
Total debt outstanding, gross	$443.2	$497.3
Current portion of borrowings outstanding	$198.8	$252.7
Long-term portion of borrowings outstanding	$241.9	$241.3
Total available borrowings, net of limitations, under revolving credit agreements	$296.9	$353.0
Unused revolving credit agreements	$242.7	$269.7
Weighted average stated interest rate on total borrowings	7.0%	7.4%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements)	7.8%	6.8%
Annual maturities of total debt, excluding finance leases, are as follows:

2025	$188.3
2026	18.8
2027	2.3
2028	207.9
2029	—
Thereafter	—
$417.3
Interest paid on total debt was $34.5 million, $36.4 million and $26.6 million during 2024, 2023 and 2022, respectively.
The Company has a $300.0 million secured, floating-rate revolving credit facility (the "Facility") that expires in June 2026 and a $225.0 million term loan (the "Term Loan"), which matures in May 2028.
In 2023, the Company entered into an amendment of the Facility. As a result of the amendment, among other items, (i) a tranche of revolving loans with aggregate commitments of $25.0 million (the "FILO Commitments") was established under the Facility and (ii) the benchmark interest rate for U.S. dollar-denominated borrowings under the Facility changed from LIBOR to Term SOFR, each as defined in the Facility. The FILO Commitments terminated on May 1, 2024.
The Facility consists of a domestic revolving credit facility in the amount of $210.0 million and a foreign revolving credit facility in the amount of $90.0 million.
The Facility can be increased up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders. The obligations under the Facility are generally secured by a first priority lien on working capital assets of the borrowers and guarantors in the Facility, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property. The approximate book value of assets held as collateral under the Facility was $1.2 billion as of December 31, 2024.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At December 31, 2024, the Company was in compliance with the covenants in the Facility.
Key terms of the Facility as of December 31, 2024 were as follows:

FACILITY
U.S. borrowing capacity	$210.0
Non-U.S. borrowing capacity	90.0
Outstanding	52.5
Availability restrictions	4.8
Availability	$242.7

Applicable margins, as defined in agreement
U.S. base rate loans	0.25% to 0.75%
SOFR, EURIBOR and non-U.S. base rate loans	1.25% to 1.75%
SOFR adjustment, as defined in agreement	0.10%
Applicable margins, for amounts outstanding
U.S. base rate loans	0.50%
SOFR loans	1.50%
Non-U.S. base rate loans	1.50%
Applicable interest rate, for amounts outstanding
U.S. base rate	8.00%
SOFR	6.08%
Facility fee, per annum on unused commitment	0.25%
The Term Loan was amended in the second quarter of 2023 for the purpose of changing the benchmark interest rate for borrowings under the Term Loan from LIBOR to Term SOFR, each as defined in the Term Loan.
The Term Loan requires quarterly principal payments on the last day of each March, June, September and December, which commenced September 30, 2021, in an amount equal to $0.6 million and the final principal repayment is due in May 2028. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan.
The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, U.S. material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on U.S. working capital assets of the borrowers and guarantors of the Term Loan, which includes, but is not limited to cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Term Loan was $870 million as of December 31, 2024.
In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. At December 31, 2024, the Company was in compliance with the covenants in the Term Loan.

Key terms of the Term Loan as of December 31, 2024 were as follows:

TERM LOAN
Outstanding	$217.1
Discounts and unamortized deferred financing fees	2.5
Net amount outstanding	$214.6
Applicable margins, as defined in agreement
U.S. base rate loans	2.50%
SOFR	3.50%
SOFR adjustment, as defined in the agreement	0.11%
SOFR floor	0.50%
Applicable interest rate, for amounts outstanding	7.97%
The Company incurred fees of $0.8 million in 2023. These fees related to amending the Facility and the Term Loan. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements. No fees were incurred in 2024 and 2022. Fees related to the Term Loan are presented as a direct deduction of the corresponding debt.
The Company had other debt outstanding, excluding finance leases, of approximately $150.2 million at December 31, 2024. In addition to the excess availability under the Facility of $242.7 million, the Company had remaining availability of $47.8 million related to other non-U.S. revolving credit agreements.
NOTE 14—Leasing Arrangements
The Company determines if an arrangement contains a lease and the classification of that lease, if applicable, at inception.
Specifically, when determining the classification of a lease as operating or financing, the Company considers whether there is control of the underlying asset, the transfer of substantially all of the economic benefits associated with the asset and whether the lease term and present value of lease payments are significant relative to the asset's fair value.
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
As of December 31, 2024 and 2023, the Company had the following amounts recorded on the Company's Consolidated Balance Sheets:

	Location on Balance Sheet	December 31, 2024	December 31, 2023
Assets
Operating lease assets	Other non-current assets	$96.0	$75.1
Finance lease assets	Property, plant and equipment, net	32.0	39.5
Total		$128.0	$114.6

	Location on Balance Sheet	December 31, 2024	December 31, 2023
Liabilities
Current
Operating lease liabilities	Other current liabilities	15.9	15.9
Finance lease liabilities	Current maturities of long-term debt	11.2	13.7
Long-term
Operating lease liabilities	Other long-term liabilities	85.2	62.0
Finance lease liabilities	Long-term debt	12.2	13.6
Total		$124.5	$105.2
Finance lease assets are recorded net of accumulated amortization of $26.5 million and $32.5 million as of December 31, 2024 and 2023, respectively. Amortization of plant and equipment under finance leases is included in depreciation expense. Finance lease obligations of $13.5 million, $11.1 million and $12.1 million were incurred in connection with lease agreements to acquire machinery and equipment during 2024, 2023 and 2022, respectively. In addition, leases with HYGFS included in the Consolidated Balance Sheet at December 31, 2024 and 2023, include $16.3 million and $13.1 million of ROU assets and $16.4 million and $13.2 million of lease liabilities, respectively.

As of December 31, 2024, the Company had the following remaining lease term and weighted average discount rates:

	Operating Leases	Finance Leases
Weighted-average remaining lease term in years	8.02	2.52
Weighted-average discount rate	6.21%	5.28%
For the year ended December 31, 2024, the Company recorded the following amounts:

		Year Ended
	Location on Income Statement	December 31, 2024	December 31, 2023
Operating lease cost	Cost of sales	$10.1	$7.7
Operating lease cost	Selling, general and administrative expenses	20.7	14.8
Finance lease cost
Amortization of leased assets	Cost of sales	10.8	9.3
Interest on lease liabilities	Interest expense	1.6	1.5
Sublease income	Revenues	(11.6)	(7.8)
Total		$31.6	$25.5
The Company recognizes sublease income primarily related to lift trucks in which the Company records revenues over the term of the lease in accordance with the rental agreements with its customers. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of December 31, 2024 were $27.3 million.
For the year ended December 31, 2024, the Company recorded the following amounts:

	Year Ended
	December 31, 2024	December 31, 2023
Cash paid for lease liabilities
Operating cash flows from operating leases	$22.4	$20.1
Operating cash flows from finance leases	1.3	1.5
Financing cash flows from finance leases	9.6	14.6
Non-cash amounts related to right-of-use assets obtained in exchange for lease obligations
Operating	$53.9	$48.1
Finance	11.7	9.6

Annual maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases	Total
2025	$21.1	$12.9	$34.0
2026	19.4	6.9	26.3
2027	17.5	3.9	21.4
2028	16.0	1.7	17.7
2029	11.3	0.2	11.5
Thereafter	49.9	—	49.9
	135.2	25.6	160.8
Less: Interest	(34.1)	(2.2)	(36.3)
Net	$101.1	$23.4	$124.5
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
Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

	2024	2023
Balance at January 1	$68.1	$56.7
Current year warranty expense	46.5	45.1
Change in estimate related to pre-existing warranties	8.1	(7.6)
Payments made	(33.9)	(26.9)
Foreign currency effect	(1.6)	0.8
Balance at December 31	$87.2	$68.1
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
NOTE 17—Guarantees
Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at December 31, 2024 and 2023 were $219.2 million and $162.4 million, respectively. As of December 31, 2024, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at December 31, 2024 was approximately $265.9 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of December 31, 2024, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $43.7 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $17.8 million as of December 31, 2024. The $43.7 million is included in the $219.2 million of total amounts subject to recourse or repurchase obligations at December 31, 2024.
Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At December 31, 2024, approximately $174.3 million of the Company's total recourse or repurchase obligations of $219.2 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At December 31, 2024, loans from WF to HYGFS totaled $1.4 billion. Although the Company’s contractual guarantee was $289.4 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $174.3 million. Excluding the HYGFS receivables guaranteed by the Company, the Company’s incremental obligation as a result of this guarantee to WF is $259.7 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $337.8 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.
NOTE 18—Debt and Equity Investments and Related-Party Transactions
The Company maintains an interest in one variable interest entity, HYGFS. HYGFS is a joint venture with WF formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and major account customers in the U.S. and is included in the Americas segment. The Company does not have a controlling financial interest or have the power to direct the activities that most significantly affect the economic performance of HYGFS. Therefore, the Company has concluded that the Company is not the primary beneficiary and uses the equity method to account for its 20% interest in HYGFS. The Company does not consider its variable interest in HYGFS to be significant.
Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt financing to dealers and lease financing to both dealers and customers. HYGFS’ total purchases of Hyster® and Yale® lift trucks from dealers, and directly from the Company such that HYGFS could provide retail lease financing to customers for the years ended December 31, 2024, 2023 and 2022 were $607.0 million, $527.5 million and $449.8 million, respectively. Of these amounts, $76.9 million, $78.9 million and $75.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, were invoiced directly from the Company to HYGFS so that the customer could obtain operating lease financing from HYGFS. Amounts receivable from HYGFS were $20.0 million and $14.2 million at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, the Company had $14.9 million and $14.6 million, respectively, of notes payable to HYGFS for advance funding of inventory that will be financed by HYGFS upon sale. The Company provides recourse for certain financing provided by HYGFS to its dealers and customers. In addition, the Company also provides a guarantee to WF for their portion of HYGFS' debt. Refer to Note 17, Guarantees, for additional details relating to the guarantees provided to WF.

In addition to providing financing to dealers, HYGFS provides operating lease financing to the Company. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain customers whereby the Company sells lift trucks to HYGFS, leases these lift trucks back under an operating lease agreement and then subleases those lift trucks to customers under an operating lease agreement. Total obligations to HYGFS under the operating lease agreements were $25.1 million and $17.2 million at December 31, 2024 and 2023, respectively. In addition, the Company provides certain subsidies to its dealers that are paid directly to HYGFS. Total subsidies were $12.2 million, $9.2 million and $4.5 million for 2024, 2023 and 2022, respectively.

The Company provides certain services to HYGFS for which it receives compensation under the terms of the joint venture agreement. The services consist primarily of administrative functions and remarketing services. Total income recorded by the Company related to these services was $6.1 million in 2024, $5.8 million in 2023 and $5.4 million in 2022.
The Company has a 50% ownership interest in SN, a limited liability company that was formed primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®- branded lift trucks and related components and service parts outside of Japan. The Company purchases products from SN under agreed-upon terms. The Company’s ownership in SN is also accounted for using the equity method of accounting and is included in the JAPIC segment. The Company purchases products from SN under normal trade terms based on current market prices. During the years ended December 31, 2024, 2023 and 2022, purchases from SN were $14.5 million, $23.7 million and $40.4 million, respectively. Amounts payable to SN at December 31, 2024 and 2023 were $7.7 million and $6.7 million, respectively.
The Company did not recognize any income from SN for use of technology developed by the Company during the year ended December 31, 2024. The Company recognized income of $0.4 million and $0.3 million from SN for use of technology developed by the Company which is included in “Revenues” in the Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, respectively.
Summarized unaudited financial information for equity investments is as follows:

	2024	2023	2022
Statement of Operations
Revenues	$424.8	$411.5	$428.8
Gross profit	$168.8	$160.6	$169.9
Income from continuing operations	$40.8	$56.7	$56.3
Net income	$40.8	$56.7	$56.3
Balance Sheet
Current assets	$143.7	$103.7
Non-current assets	$1,791.9	$1,626.1
Current liabilities	$157.7	$120.7
Non-current liabilities	$1,565.8	$1,430.4
The Company's equity investments in unconsolidated affiliates are included in “Investment in Unconsolidated Affiliates” in the Consolidated Balance Sheets as follows:

	December 31, 2024	December 31, 2023
HYGFS	$27.7	$22.2
SN	26.6	33.4
Bolzoni investments	0.4	0.4

Dividends received from unconsolidated affiliates for the year ended December 31 are summarized below:

	2024	2023	2022
HYGFS	$4.4	$10.5	$14.9
SN	—	—	0.7
	$4.4	$10.5	$15.6
The Company has a debt investment in a third party, OneH2, Inc. The Company's investment was $0.8 million as of both December 31, 2024 and December 31, 2023, respectively.

During the fourth quarter of 2023, the Company sold its equity investment in a third party for $1.1 million which is included in "Proceeds from the sale of investments" in the Consolidated Statements of Cash Flows for the year ended December 31, 2023. Any gain or loss on the investment prior to the sale is included in "Other, net" in the "Other (income) expense" section of the Consolidated Statements of Operations for the years ended December 31 as follows:

	2024	2023	2022
Gain (loss) on equity investment	$—	$0.5	$(1.0)

NOTE 19—Restructuring and Impairment Charges
During 2024, the Company recognized restructuring and impairment charges of $22.6 million ($6.8 million in the Americas, $2.4 million in EMEA, $8.6 million in JAPIC, $4.3 million in Bolzoni and $0.5 million in Nuvera), primarily related to programs to streamline the Company's manufacturing footprint and optimize its operations by reducing costs and improving operational efficiency. The charges primarily consist of employee-severance costs and the impairment of certain long-lived assets. These costs are included in "Restructuring and impairment charges" in the Consolidated Statements of Operations.
The Company expects to execute these programs over the next 12 to 36 months. As of December 31, 2024, the Company estimates incurring additional restructuring charges of approximately $8 million to $16 million is each of 2025 and 2026 related to these plans.
Following is the detail of the cash charges related to this program:

Severance
Balance, January 1, 2024	$—
Charges	12.6
Payments	(0.4)
Balance, December 31, 2024	$12.2
NOTE 20—Maximal Equity Transfer Agreement
During 2021, the Company signed an Equity Transfer Agreement ("ETA") with Y-C Hongkong Holding Co., Limited (“HK Holding Co”). In June 2022, the Company purchased 15% of the equity interest of Hyster-Yale Maximal from HK Holding Co for an aggregate purchase price of $25.2 million, which was paid in annual installments of $8.4 million beginning in June 2022 through June 2024. The Company has an option to purchase HK Holding Co's remaining 10% interest in Hyster-Yale Maximal at any time prior to June 8, 2056 for $16.8 million. If this option is exercised, the Company will own 100% of the equity interest of Hyster-Yale Maximal. As of December 31, 2024, the Company owned a 90% majority interest in Hyster-Yale Maximal.
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