Form 10-Q
period 2025-03-31
HYSTER-YALE, INC.
filed 2025-05-06
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at May 2, 2025: 14,254,901
Number of shares of Class B Common Stock outstanding at May 2, 2025: 3,452,764

HYSTER-YALE, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2025	DECEMBER 31 2024
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$77.2	$96.6
Accounts receivable, net	506.1	488.4
Inventories, net	772.7	754.3
Prepaid expenses and other	98.9	94.0
Total Current Assets	1,454.9	1,433.3
Property, Plant and Equipment, Net	313.0	306.7
Intangible Assets, Net	33.0	33.1
Goodwill	51.2	54.6
Deferred Income Taxes	6.9	6.7
Investments in Unconsolidated Affiliates	51.9	55.5
Other Non-current Assets	144.4	139.3
Total Assets	$2,055.3	$2,029.2
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$464.0	$447.8
Accounts payable, affiliates	10.1	7.7
Revolving credit facilities	98.5	54.2
Short-term debt and current maturities of long-term debt	142.9	144.6
Accrued payroll	64.9	105.5
Deferred revenue	52.2	56.8
Other current liabilities	221.3	241.3
Total Current Liabilities	1,053.9	1,057.9
Long-term Debt	242.6	241.9
Self-insurance Liabilities	40.6	37.8
Deferred Income Taxes	9.8	8.4
Other Long-term Liabilities	179.0	189.1
Total Liabilities	1,525.9	1,535.1
Temporary Equity
Redeemable Noncontrolling Interest	15.1	14.9
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 14,242,725 shares outstanding (2024 - 13,962,422 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,454,617 shares outstanding (2024 - 3,456,548 shares outstanding)	0.1	0.1
Capital in excess of par value	353.2	350.9
Treasury stock	(16.9)	(13.6)
Retained earnings	377.0	374.6
Accumulated other comprehensive loss	(203.5)	(237.0)
Total Stockholders' Equity	510.0	475.1
Noncontrolling Interests	4.3	4.1
Total Permanent Equity	514.3	479.2
Total Liabilities and Equity	$2,055.3	$2,029.2

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2025	2024
	(In millions, except per share data)
Revenues	$910.4	$1,056.5
Cost of sales	732.7	820.8
Gross Profit	177.7	235.7
Operating Expenses
Selling, general and administrative expenses	156.2	151.9
Restructuring charges	0.2	—
Operating Profit	21.3	83.8
Other (income) expense
Interest expense	7.7	8.9
Income from unconsolidated affiliates	(2.9)	(1.0)
Other, net	(0.3)	(1.0)
	4.5	6.9
Income Before Income Taxes	16.8	76.9
Income tax expense	8.1	25.1
Net Income	8.7	51.8
Net Income attributable to noncontrolling interests	—	(0.2)
Net Loss attributable to redeemable noncontrolling interests	0.1	0.1
Accrued dividend to redeemable noncontrolling interests	(0.2)	(0.2)
Net Income Attributable to Stockholders	$8.6	$51.5

Basic Earnings per Share	$0.49	$2.97
Diluted Earnings per Share	$0.48	$2.93

Dividends per Share	$0.3500	$0.3250

Basic Weighted Average Shares Outstanding	17.556	17.339
Diluted Weighted Average Shares Outstanding	17.766	17.592

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED
	MARCH 31
	2025	2024
	(In millions)
Net Income	$8.7	$51.8
Other comprehensive income
Foreign currency translation adjustment	18.1	(16.7)
Current period cash flow hedging activity, net of tax	10.3	(15.1)
Reclassification of hedging activities into earnings, net of tax	4.3	7.3
Reclassification of pension into earnings, net of tax	0.8	0.8
Comprehensive Income	$42.2	$28.1
Net Income attributable to noncontrolling interests	—	(0.2)
Net Loss attributable to redeemable noncontrolling interests	0.1	0.1
Accrued dividend to redeemable noncontrolling interests	(0.2)	(0.2)
Foreign currency translation adjustment attributable to noncontrolling interests	0.1	—
Comprehensive Income Attributable to Stockholders	$42.2	$27.8

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2025	2024
	(In millions)
Operating Activities
Net Income	$8.7	$51.8
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	11.0	11.7
Amortization of deferred financing fees	0.4	0.4
Deferred income taxes	1.3	(0.5)
Restructuring charges	0.2	—
Stock-based compensation	3.5	9.2
Dividends from unconsolidated affiliates	8.0	4.4
Other	4.0	4.1
Changes in assets and liabilities:
Accounts receivable	(8.0)	(28.2)
Inventories	(6.8)	(37.6)
Other current assets	(4.2)	(7.7)
Accounts payable	11.3	45.3
Other liabilities	(65.8)	(30.5)
Net cash provided by (used for) operating activities	(36.4)	22.4
Investing Activities
Expenditures for property, plant and equipment	(10.6)	(7.5)
Proceeds from the sale of assets	0.3	0.5
Net cash used for investing activities	(10.3)	(7.0)
Financing Activities
Additions to debt	34.8	47.2
Reductions of debt	(42.5)	(50.1)
Net change to revolving credit agreements	44.3	(12.8)
Cash dividends paid	(6.2)	(5.7)
Purchase of treasury stock	(4.5)	(9.1)
Net cash provided by (used for) financing activities	25.9	(30.5)
Effect of exchange rate changes on cash	1.4	(1.5)
Cash and Cash Equivalents
Increase (decrease) for the period	(19.4)	(16.6)
Balance at the beginning of the period	96.6	78.8
Balance at the end of the period	$77.2	$62.2

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY AND PERMANENT EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, December 31, 2023	$14.8	$0.1	$0.1	$—	$327.7	$256.3	$(118.3)	$(9.0)	$(67.0)	$389.9	$2.1	$392.0
Stock-based compensation	—	—	—	—	9.2	—	—	—	—	9.2	—	9.2
Stock issued under stock compensation plans	—	—	—	—	(9.1)	—	—	—	—	(9.1)	—	(9.1)
Purchase of treasury stock	—	—	—	(9.1)	9.1	—	—	—	—	—	—	—
Net income (loss)	(0.1)	—	—	—	—	51.5	—	—	—	51.5	0.2	51.7
Cash dividends	—	—	—	—	—	(5.7)	—	—	—	(5.7)	—	(5.7)
Accrued dividends	0.2	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive loss	—	—	—	—	—	—	(16.7)	(15.1)	—	(31.8)	—	(31.8)
Reclassification adjustment to net income	—	—	—	—	—	—	—	7.3	0.8	8.1	—	8.1
Balance, March 31, 2024	$14.9	$0.1	$0.1	$(9.1)	$336.9	$302.1	$(135.0)	$(16.8)	$(66.2)	$412.1	$2.3	$414.4

Balance, December 31, 2024	$14.9	$0.1	$0.1	$(13.6)	$350.9	$374.6	$(161.5)	$(12.4)	$(63.1)	$475.1	$4.1	$479.2
Stock-based compensation	—	—	—	—	3.5	—	—	—	—	3.5	—	3.5
Stock issued under stock compensation plans	—	—	—	1.2	(5.7)	—	—	—	—	(4.5)	—	(4.5)
Purchase of treasury stock	—	—	—	(4.5)	4.5	—	—	—	—	—	—	—
Net income (loss)	(0.1)	—	—	—		8.6	—	—	—	8.6	(0.1)	8.5
Cash dividends	—	—	—	—	—	(6.2)	—	—	—	(6.2)	—	(6.2)
Accrued dividends	0.2	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income	—	—	—	—	—	—	18.1	10.3	—	28.4	—	28.4
Reclassification adjustment to net income	—	—	—	—	—	—	—	4.3	0.8	5.1	—	5.1
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.2	0.2
Foreign currency translation on noncontrolling interest	0.1	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, March 31, 2025	$15.1	$0.1	$0.1	$(16.9)	$353.2	$377.0	$(143.4)	$2.2	$(62.3)	$510.0	$4.3	$514.3

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)
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

As of March 31, 2025, the Company operated Nuvera Fuel Cells, LLC ("Nuvera"). Nuvera is an alternative-power technology company focused on the design, manufacture and sale of hydrogen fuel cell stacks and engines. In April 2025, the Company announced a strategic business realignment of Nuvera's operations. See Note 15, Subsequent Events, of the Company's condensed consolidated financial statements for further discussion.

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2025 and the results of its operations and changes in equity for the three months ended March 31, 2025 and 2024, and the results of its cash flows for the three months ended March 31, 2025 and 2024 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

The accompanying unaudited condensed consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information or notes required by GAAP for complete financial statements.

Note 2—Recently Issued Accounting Standards

Adopted Accounting Pronouncements
During the first quarter of 2025, the Company did not adopt any accounting standard updates ("ASU") which had a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

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
Note 3—Revenue

Revenue is recognized when obligations under the terms of a contract with the customer are satisfied, which occurs when control of the trucks, parts or services are transferred to the customer. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise for the right to payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers. Taxes collected from customers are excluded from revenue. The estimated costs of product warranties are recognized as expense when the products are sold. See Note 10, Product Warranties, for further information on product warranties.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the three months ended March 31, 2025 and 2024.

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

The following table disaggregates revenue by category:

	THREE MONTHS ENDED
	MARCH 31, 2025
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Eliminations	Total
Dealer sales	$288.2	$86.0	$41.4	$—	$—	$—	$415.6
Direct customer sales	173.5	1.4	—	—	—	—	174.9
Aftermarket sales	196.4	26.0	5.4	—	—	—	227.8
Other	40.8	4.8	0.5	80.3	—	(34.3)	92.1
Total Revenues	$698.9	$118.2	$47.3	$80.3	$—	$(34.3)	$910.4

	THREE MONTHS ENDED
	MARCH 31, 2024
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Nuvera	Eliminations	Total
Dealer sales	$423.0	$163.2	$32.7	$—	$—	$—	$618.9
Direct customer sales	138.7	1.6	—	—	—	—	140.3
Aftermarket sales	177.7	26.8	4.9	—	—	—	209.4
Other	30.3	7.8	0.1	96.2	0.5	(47.0)	87.9
Total Revenues	$769.7	$199.4	$37.7	$96.2	$0.5	$(47.0)	$1,056.5
Dealer sales are recognized when the Company transfers control based on the shipping terms of the contract, which is generally when the truck is shipped from the manufacturing facility to the dealers. The majority of direct customer sales are to major customers. In these transactions, the Company transfers control and recognizes revenue when it delivers the product to the customer according to the terms of the contract. Aftermarket sales represent parts sales, extended warranty and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract, which reflects the costs to perform under these contracts and corresponds with, and thereby depicts, the transfer of control to the customer. Bolzoni revenue from external customers is primarily the sale of attachments to customers. In these transactions, the Company transfers control and recognizes revenue according to the shipping terms of the contract. In the U.S., Bolzoni also has revenue for sales of forklift components to HYMH plants. Nuvera's revenues include development funding from third-party agreements and the sale of fuel cell stacks and engines to third parties and the lift truck business. In all revenue transactions, the Company receives cash equal to the invoice price and the amount of consideration received and revenue recognized may vary with changes in marketing incentives. Intercompany revenues between Bolzoni, Nuvera and the lift truck business have been eliminated.

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

Deferred Revenue
Balance, December 31, 2024	$71.3
Customer deposits and billings	11.2
Revenue recognized	(14.5)
Foreign currency effect	0.2
Balance, March 31, 2025	$68.2

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
Operating segments within the lift truck business include the Americas, EMEA and JAPIC, collectively the "lift truck business". Americas includes lift truck operations in the U.S., Canada, Mexico, Brazil, Latin America and the corporate headquarters. EMEA includes operations in Europe, the Middle East and Africa. JAPIC includes operations in the Asia and Pacific regions, including China, as well as the equity earnings of SN operations. Certain amounts are allocated to these geographic operating segments and are included in the reportable segment results presented below, including product development costs, corporate headquarters' expenses and information technology infrastructure costs. These allocations among geographic operating segments are determined by senior management and not directly incurred by the geographic operations. In addition, other costs are incurred directly by these geographic operating segments based upon the location of the manufacturing plant or sales units, including manufacturing variances, product liability, warranty and sales discounts, which may not be associated with the geographic operating segments of the ultimate end user sales location where revenues and margins are reported. Therefore, the reported results of each operating segment for the lift truck business cannot be considered stand-alone entities as all segments are inter-related and integrate into a single global lift truck business.
The Company reports the results of both Bolzoni and Nuvera as separate segments. Intercompany sales between Nuvera, Bolzoni and the lift truck business have been eliminated.
Operating profit is the measure of segment profit or loss. Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED
	MARCH 31
	2025	2024
Revenues from external customers
Americas	$698.9	$769.7
EMEA	118.2	199.4
JAPIC	47.3	37.7
Lift truck business	864.4	1,006.8
Bolzoni	80.3	96.2
Nuvera	—	0.5
Eliminations	(34.3)	(47.0)
Total	$910.4	$1,056.5
Cost of Sales
Americas	$554.4	$591.6
EMEA	105.3	165.5
JAPIC	43.9	34.1
Lift truck business	703.6	791.2
Bolzoni	61.8	74.4
Nuvera	2.0	2.8
Eliminations	(34.7)	(47.6)
Total	$732.7	$820.8
Gross profit (loss)
Americas	$144.5	$178.1
EMEA	12.9	33.9
JAPIC	3.4	3.6
Lift truck business	160.8	215.6
Bolzoni	18.5	21.8
Nuvera	(2.0)	(2.3)
Eliminations	0.4	0.6
Total	$177.7	$235.7

	THREE MONTHS ENDED
	MARCH 31
	2025	2024
Selling, general and administrative expenses
Americas	$91.4	$88.5
EMEA	29.1	28.7
JAPIC	9.9	9.1
Lift truck business	130.4	126.3
Bolzoni	17.9	18.5
Nuvera	7.9	7.1
Total	$156.2	$151.9
Adjustments(a)
Americas	$0.7	$—
EMEA	(1.3)	—
JAPIC	0.8	—
Lift truck business	0.2	—
Bolzoni	—	—
Nuvera	—	—
Eliminations	—	—
Total	0.2	—
Operating profit (loss)
Americas	$52.4	$89.6
EMEA	(14.9)	5.2
JAPIC	(7.3)	(5.5)
Lift truck business	30.2	89.3
Bolzoni	0.6	3.3
Nuvera	(9.9)	(9.4)
Eliminations	0.4	0.6
Total	$21.3	$83.8
Interest expense
Americas	$7.2	$8.0
EMEA	0.1	0.6
JAPIC	0.3	0.3
Eliminations	(0.2)	(0.2)
Lift truck business	7.4	8.7
Bolzoni	0.5	0.4
Nuvera	—	—
Eliminations	(0.2)	(0.2)
Total	7.7	8.9
Depreciation and amortization
Americas	$3.7	$4.5
EMEA	2.1	2.1
JAPIC	1.7	1.9
Lift truck business	7.5	8.5
Bolzoni	3.1	2.9
Nuvera	0.4	0.3
Total	$11.0	$11.7

	THREE MONTHS ENDED
	MARCH 31
	2025	2024
Capital expenditures
Americas	$5.9	$5.1
EMEA	1.1	0.2
JAPIC	1.2	0.4
Lift truck business	8.2	5.7
Bolzoni	2.2	0.9
Nuvera	0.2	0.9
Total	$10.6	$7.5
(a) Consists of restructuring charges (reversals) recognized during the first quarter of 2025 related to programs initiated in 2024. See Note 14, Restructuring, of the Company's condensed consolidated financial statements for further discussion.

	MARCH 31 2025	DECEMBER 31 2024
Total assets
Americas	$1,947.0	$1,897.9
EMEA	666.6	678.5
JAPIC	248.9	252.9
Eliminations	(638.3)	(637.7)
Lift truck business	2,224.2	2,191.6
Bolzoni	309.5	290.8
Nuvera	39.3	40.7
Eliminations	(517.7)	$(493.9)
Total	2,055.3	2,029.2

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

A reconciliation of the U.S. federal statutory rate to the reported income tax rate is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2025	2024
Income before income taxes	$16.8	$76.9
Statutory taxes (21%)	$3.5	$16.1
Interim adjustment	0.5	0.2
Permanent adjustments:
Valuation allowance	3.9	5.3
Other	0.2	3.4
Discrete items	—	0.1
Income tax expense	$8.1	$25.1
Reported income tax rate	48.2%	32.6%
During 2025 and 2024, the Company’s reported income tax rate differs from the U.S. federal statutory rate primarily as a result of recording additional valuation allowance attributable to the capitalization of research and development expenses under current U.S. tax rules.

Note 6—Reclassifications from OCI

The following table summarizes reclassifications out of Accumulated Other Comprehensive Income ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

OCI Components	Amount Reclassified from OCI		Affected Line Item
	THREE MONTHS ENDED
	MARCH 31
	2025	2024
Gain (loss) on cash flow hedges:
Interest rate contracts	$1.3	$1.9	Interest expense
Foreign exchange contracts	(5.5)	(9.2)	Cost of sales
Total before tax	(4.2)	(7.3)	Income before income taxes
Tax (expense) benefit	(0.1)	—	Income tax expense
Net of tax	$(4.3)	$(7.3)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(0.8)	$(0.8)	Other, net
Total before tax	(0.8)	(0.8)	Income before income taxes
Tax (expense) benefit	—	—	Income tax expense
Net of tax	$(0.8)	$(0.8)	Net income
Total reclassifications for the period	$(5.1)	$(8.1)

Note 7—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding finance leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At March 31, 2025, the carrying value and fair value of revolving credit agreements and long-term debt, excluding finance leases, was $460.4 million and $459.9 million, respectively. At December 31, 2024, the carrying value and fair value of revolving credit agreements and long-term debt, excluding finance leases, was $417.3 million and $416.8 million, respectively.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $0.8 billion at March 31, 2025 and December 31, 2024, primarily denominated in euros, U.S. dollars, Japanese yen, Chinese renminbi, Mexican pesos, British pounds, Swedish kroner and Australian dollars. The fair value of these contracts approximated a net asset of $0.6 million and a net liability of $18.5 million at March 31, 2025 and December 31, 2024, respectively.

At March 31, 2025 and December 31, 2024, there was no material ineffectiveness of forward foreign currency exchange contracts that qualify for hedge accounting. Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2025, $4.1 million of the amount of net deferred loss included in OCI at March 31, 2025 is expected to be reclassified as expense into the unaudited condensed consolidated statements of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at March 31, 2025 and December 31, 2024:

Notional Amount		Average Fixed Rate
MARCH 31,	DECEMBER 31	MARCH 31,	DECEMBER 31
2025	2024	2025	2024	Term at March 31, 2025
$180.0	$180.0	1.65%	1.65%	Extending to May 2027
$11.1	$12.0	2.02%	1.93%	Extending to July 2029

The fair value of all interest rate swap agreements was a net asset of $7.6 million and $9.9 million at March 31, 2025 and December 31, 2024, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2025, $4.7 million of the amount included in OCI as net deferred gain is expected to be reclassified as income in the unaudited condensed consolidated statements of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.
The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	MARCH 31, 2025	DECEMBER 31, 2024	Balance Sheet Location	MARCH 31, 2025	DECEMBER 31, 2024
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$4.1	$4.3	Prepaid expenses and other	$—	$—
Long-term	Other non-current assets	3.5	5.6	Other non-current assets	—	—

Foreign currency exchange contracts
Current	Prepaid expenses and other	4.9	1.4	Prepaid expenses and other	3.1	0.5
	Other current liabilities	0.7	3.4	Other current liabilities	4.3	17.1
Long-term	Other non-current assets	0.1	—	Other non-current assets	—	—
	Other long-term liabilities	1.6	0.8	Other long-term liabilities	1.9	5.6
Total derivatives designated as hedging instruments		$14.9	$15.5		$9.3	$23.2
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	5.3	0.8	Prepaid expenses and other	2.6	1.2
	Other current liabilities	0.2	2.3	Other current liabilities	0.3	2.8
Total derivatives not designated as hedging instruments		$5.5	$3.1		$2.9	$4.0
Total derivatives		$20.4	$18.6		$12.2	$27.2

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of March 31, 2025				Derivative Liabilities as of March 31, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$7.6	$—	$7.6	$7.6	$—	$—	$—	$—
Foreign currency exchange contracts	4.6	(4.0)	0.6	0.6	4.0	(4.0)	—	—
Total derivatives	$12.2	$(4.0)	$8.2	$8.2	$4.0	$(4.0)	$—	$—

	Derivative Assets as of December 31, 2024				Derivative Liabilities as of December 31, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$9.9	$—	$9.9	$9.9	$—	$—	$—	$—
Foreign currency exchange contracts	0.5	(0.5)	—	—	19.0	(0.5)	18.5	18.5
Total derivatives	$10.4	$(0.5)	$9.9	$9.9	$19.0	$(0.5)	$18.5	$18.5

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS ENDED			THREE MONTHS ENDED
	MARCH 31,			MARCH 31,
Derivatives Designated as Hedging Instruments	2025	2024		2025	2024
Cash Flow Hedges
Interest rate swap agreements	$(1.0)	$3.4	Interest expense	$1.3	$1.9
Foreign currency exchange contracts	11.5	(18.6)	Cost of sales	(5.5)	(9.2)
Total	$10.5	$(15.2)		$(4.2)	$(7.3)

Derivatives Not Designated as Hedging Instruments			Location of Gain or (Loss) Recognized in Income on Derivative	2025	2024
Cash Flow Hedges
Foreign currency exchange contracts			Cost of sales	$1.1	$(3.3)
Total				$1.1	$(3.3)

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
Pension benefits for employees covered under the Company's U.S. and United Kingdom ("U.K.") plans are frozen. Only certain grandfathered employees in the Netherlands still earn retirement benefits under a defined benefit pension plan. All other eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans. During 2024, the Company and the trustee initiated a de-risking strategy for the U.K. plan, which resulted in changes to the target asset allocation to fixed income and highly-liquid securities. In the first quarter of 2025, the trustee entered into a buy-in contract for the U.K. plan with a third-party insurance company. The trustee may choose to convert the buy-in policy to a buy-out contract by assigning individual insurance contracts to members. This process may extend for a significant period of time. Until any potential buy-out process is completed, the trustee remains responsible for the administration of the U.K. plan, allocation of non-insured plan assets and payment of employee retirement benefits. If a buy-out of the U.K. plan is completed in the future and the criteria for settlement accounting is satisfied, any amounts relating to the U.K. plan remaining in accumulated other comprehensive income (loss) will be reclassified into earnings.

The Company presents the components of net periodic pension expense (benefit), other than service cost, in other (income) expense in the unaudited condensed consolidated statements of operations for its pension plans. Service cost for the Company's pension plan is reported in operating profit. The components of pension expense (benefit) are set forth below:

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024
U.S. Pension
Interest cost	$0.6	$0.5
Expected return on plan assets	(0.6)	(0.6)
Amortization of actuarial loss	0.4	0.5
Net periodic pension expense	$0.4	$0.4
Non-U.S. Pension
Interest cost	1.4	1.3
Expected return on plan assets	(1.2)	(1.7)
Amortization of actuarial loss	0.4	0.3
Net periodic pension expense (benefit)	$0.6	$(0.1)

Note 9—Inventories

Inventories are summarized as follows:

	MARCH 31, 2025	DECEMBER 31, 2024
Finished goods and service parts	$425.5	$393.3
Work in process	28.5	32.1
Raw materials	419.6	431.7
Total manufactured inventories	873.6	857.1
LIFO reserve	(100.9)	(102.8)
Total inventory	$772.7	$754.3
Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At March 31, 2025 and December 31, 2024, 52% and 53%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, for the lift truck business in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

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

The Company also maintains a quality enhancement program under which it provides for specifically identified field product improvements as part of its warranty obligation. Accruals under this program are determined based on estimates of the potential number of claims and the cost of those claims based on historical and anticipated costs.

The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims and the cost per claim.

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2025
Balance at December 31, 2024	$87.2
Current year warranty expense	9.8
Change in estimate related to pre-existing warranties	0.5
Payments made	(11.8)
Foreign currency effect	0.6
Balance at March 31, 2025	$86.3

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

Note 12—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at March 31, 2025 and December 31, 2024 were $167.9 million and $219.2 million, respectively. As of March 31, 2025, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at March 31, 2025 was approximately $261.3 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of March 31, 2025, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with Wells Fargo Financial Leasing, Inc. ("WF") to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $39.5 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $18.5 million as of March 31, 2025. The $39.5 million is included in the $167.9 million of total amounts subject to recourse or repurchase obligations at March 31, 2025.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At March 31, 2025, approximately $141.8 million of the Company's total recourse or repurchase obligations of $167.9 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At March 31, 2025, loans from WF to HYGFS totaled $1.4 billion. Although the Company’s contractual guarantee was $291.9 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $141.8 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $246.6 million, which is secured by the Company's 20% share of HYGFS' customer receivables and other secured assets of $334.7 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

Note 13—Equity and Debt Investments

The Company maintains an interest in one variable interest entity, HYGFS. HYGFS is a joint venture with WF formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and major customers in the U.S. and is included in the Americas segment. The Company does not have a controlling financial interest or have the power to direct the activities that most significantly affect the economic performance of HYGFS. Therefore, the Company is not the primary beneficiary and uses the equity method to account for its 20% interest in HYGFS. The Company does not consider its variable interest in HYGFS to be significant.

The Company has a 50% ownership interest in SN, a limited liability company which was formed with Sumitomo Heavy Industries, Ltd. ("Sumitomo") primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. The Company purchases products from SN under agreed-upon terms. The Company's ownership in SN is also accounted for using the equity method of accounting and is included in the JAPIC segment.

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

The Company's equity investments in unconsolidated affiliates recorded on the unaudited condensed consolidated balance sheets are as follows:

	March 31, 2025	December 31, 2024
HYGFS	$22.2	$27.7
SN	28.5	26.6
Bolzoni investments	0.4	0.4

Dividends received from unconsolidated affiliates are summarized below:

	THREE MONTHS ENDED
	MARCH 31
	2025	2024
HYGFS	$8.0	$4.4

Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2025	2024
Revenues	$106.1	$108.1
Gross profit	39.6	40.6
Income from continuing operations, net of tax	8.7	10.4
Net income	8.7	10.4

The Company has a debt investment in a third party, OneH2, Inc. The Company's investment was $0.8 million as of March 31, 2025 and December 31, 2024, respectively.

Note 14—Restructuring
In the first quarter of 2025, the Company recognized restructuring charges of $0.2 million ($0.7 million in the Americas, $(1.3) million reversal in EMEA and $0.8 million in JAPIC) for employee-severance and other-related costs for the programs initiated in 2024 to streamline the Company's manufacturing footprint and optimize its operations by reducing costs and improving operational efficiency. These costs are included in "Restructuring charges" in the unaudited condensed consolidated statements of operations.

The Company expects to execute these programs over the next 12 to 36 months. As of March 31, 2025, the Company estimates incurring additional restructuring charges of approximately $8 million to $16 million in each of 2025 and 2026 related to these plans.
Following is the detail of the cash charges related to this program:

Severance
Balance, January 1, 2024	$12.2
Charges	0.8
Payments	(0.7)
Reversals	(1.3)
Balance, March 31, 2025	$11.0
Note 15—Subsequent Events
On April 30, 2025, the Company announced a strategic business realignment of Nuvera designed both to increase near term profits and to create an integrated energy solutions program at Nuvera’s Billerica facility which will be part of the HYMH business.
This strategic alignment is expected to achieve, beginning in the second half of 2025, direct annualized cost reductions of $15 to $20 million and indirect cost reductions of $10 to $15 million by absorbing Nuvera resources into open positions focused on accelerating development of its battery products and services and mobile charging platform as well as other immediate needs of the HYMH business. The Company expects to incur employee severance and impairment costs in the second quarter of 2025 of approximately $15 to $18 million. Additional charges or expenditures are possible as the program progresses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in Millions, Except Per Share Data)
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

The Company, through HYMH, designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally, primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. The Company's distribution network consisted of approximately 310 independent dealers as of March 31, 2025. The materials handling business historically has been cyclical because the order rate for lift trucks fluctuates depending on the economic activity level in the various industries and countries its customers serve. Lift trucks and component parts are manufactured in the United States, Northern Ireland, China, the Netherlands, Mexico, the Philippines, Brazil, Japan, Italy and Vietnam.

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

As of March 31, 2025, the Company operated Nuvera Fuel Cells, LLC ("Nuvera"). Nuvera is an alternative-power technology company focused on the design, manufacture and sale of hydrogen fuel cell stacks and engines. In April 2025, the Company announced a strategic business realignment of Nuvera's operations. See Note 15, Subsequent Events, of the Company's condensed consolidated financial statements for further discussion.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of Critical Accounting Policies and Estimates as disclosed on pages 19 through 20 in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Critical Accounting Policies and Estimates have not materially changed since December 31, 2024.

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)
	MARCH 31,
	2025	2024	% Change
Revenues
Americas	$698.9	$769.7	(9.2)%
EMEA	118.2	199.4	(40.7)%
JAPIC	47.3	37.7	25.5%
Lift truck business	864.4	1,006.8	(14.1)%
Bolzoni	80.3	96.2	(16.5)%
Nuvera	—	0.5	(100.0)%
Eliminations	(34.3)	(47.0)	(27.0)%
	$910.4	$1,056.5	(13.8)%

	THREE MONTHS ENDED		Favorable / (Unfavorable)
	MARCH 31,
	2025	2024	% Change
Gross profit (loss)
Americas	$144.5	$178.1	(18.9)%
EMEA	12.9	33.9	(61.9)%
JAPIC	3.4	3.6	(5.6)%
Lift truck business	160.8	215.6	(25.4)%
Bolzoni	18.5	21.8	(15.1)%
Nuvera	(2.0)	(2.3)	13.0%
Eliminations	0.4	0.6	n.m.
	$177.7	$235.7	(24.6)%
Selling, general and administrative expenses
Americas	$91.4	$88.5	(3.3)%
EMEA	29.1	28.7	(1.4)%
JAPIC	9.9	9.1	(8.8)%
Lift truck business	130.4	126.3	(3.2)%
Bolzoni	17.9	18.5	3.2%
Nuvera	7.9	7.1	(11.3)%
	$156.2	$151.9	(2.8)%
Restructuring charges (reversal)
Americas	$0.7	$—	n.m.
EMEA	(1.3)	—	n.m.
JAPIC	0.8	—	n.m.
Lift truck business	0.2	—	n.m.
Bolzoni	—	—	n.m.
Nuvera	—	—	n.m.
Eliminations	—	—	n.m.
	$0.2	$—	n.m
Operating profit (loss)
Americas	$52.4	$89.6	(41.5)%
EMEA	(14.9)	5.2	(386.5)%
JAPIC	(7.3)	(5.5)	(32.7)%
Lift truck business	30.2	89.3	(66.2)%
Bolzoni	0.6	3.3	(81.8)%
Nuvera	(9.9)	(9.4)	(5.3)%
Eliminations	0.4	0.6	n.m.
	$21.3	$83.8	(74.6)%
Interest expense	$7.7	$8.9	13.5%
Other income	$(3.2)	$(3.1)	3.2%
Net income attributable to stockholders	$8.6	$51.5	(83.3)%
Diluted earnings per share	$0.48	$2.93	(83.6)%
Reported income tax rate	48.2%	32.6%
n.m. - not meaningful

The following is the detail of the approximate sales value of the Company's lift truck unit bookings dollar value and lift truck backlog dollar value. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit. As of March 31, 2025, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED
	MARCH 31
	2025	2024
Bookings, approximate sales value	$590	$520
Backlog, approximate sales value	$1,910	$3,060

First Quarter of 2025 Compared with First Quarter of 2024

The following table identifies the components of change in revenues for the first quarter of 2025 compared with the first quarter of 2024:

	Revenues
		Lift Truck
	HY	Americas	EMEA	JAPIC
2024	$1,056.5	$769.7	$199.4	$37.7
Increase (decrease) in 2025 from:
Lift Truck
Unit volume and product mix	(162.7)	(102.4)	(70.0)	9.7
Foreign currency	(11.3)	(5.0)	(5.3)	(1.0)
Other	22.7	26.3	(3.6)	—
Parts	5.3	3.9	0.5	0.9
Price	3.6	6.4	(2.8)	—
Bolzoni revenues	(15.9)	—	—	—
Nuvera revenues	(0.5)	—	—	—
Eliminations	12.7	—	—	—
2025	$910.4	$698.9	$118.2	$47.3

Revenues decreased 13.8% to $910.4 million in the first quarter of 2025 from $1,056.5 million in the first quarter of 2024. The decrease in Lift Truck revenues was primarily due to a decline in unit volume, mainly in the Americas and EMEA. The decrease was partially offset by higher other revenues, including improved fleet services revenue.

Bolzoni's revenues decreased in the first quarter of 2025 compared with the first quarter of 2024, primarily due to lower unit volume. Nuvera's revenues decreased in the first quarter of 2025 compared with the first quarter of 2024, mainly as a result of lower intercompany sales to the lift truck business.

The following table identifies the components of change in operating profit (loss) for the first quarter of 2025 compared with the first quarter of 2024:

	Operating Profit (Loss)
		Lift Truck
	HY	Americas	EMEA	JAPIC
2024	$83.8	$89.6	$5.2	$(5.5)
Increase (decrease) in 2025 from:
Lift truck gross profit	(55.0)	(33.6)	(21.0)	(0.2)
Lift truck selling, general and administrative expenses	(4.1)	(2.9)	(0.4)	(0.8)
Restructuring	(0.2)	(0.7)	1.3	(0.8)
Bolzoni operations	(2.7)	—	—	—
Nuvera operations	(0.5)	—	—	—
2025	$21.3	$52.4	$(14.9)	$(7.3)

The Company recognized operating profit of $21.3 million in the first quarter of 2025 compared with $83.8 million in the first quarter of 2024. The decrease in Lift Truck operating profit was primarily due to lower gross profit, mainly from lower volume and higher material and freight costs, as well as lower overhead absorption rates. Additionally, selling, general and administrative expenses were higher, primarily related to increased marketing, product development and information technology costs.

Operating profit in the Americas decreased to $52.4 million in the first quarter of 2025 compared with $89.6 million in the first quarter of 2024. The decrease was due to lower gross profit primarily from lower overhead absorption rates tied to lower production volume and higher warranty and freight costs. These decreases were partially offset by improved pricing.

EMEA recognized an operating loss of $14.9 million in the first quarter of 2025 compared with operating profit of $5.2 million in the first quarter of 2024. The decrease was primarily due to lower gross profit from lower unit volume as well as lower overhead absorption rates tied to lower production volume.

The operating loss in JAPIC was $7.3 million in the first quarter of 2025 compared with $5.5 million in the first quarter of 2024, mainly due to higher marketing costs and an $0.8 million restructuring charge.

Bolzoni's operating profit decreased to $0.6 million in the first quarter of 2025 compared with $3.3 million in the first quarter of 2024, primarily due to lower unit volumes and unfavorable foreign currency movements.

The operating loss at Nuvera increased in the first quarter of 2025 compared with the first quarter of 2024, mainly due to lower product development funding from third-parties. This was partially offset by savings realized through head count reduction initiatives implemented in 2024.

The Company recognized net income attributable to stockholders of $8.6 million in the first quarter of 2025 compared with $51.5 million in the first quarter of 2024. The decline was primarily the result of lower operating profit in addition to a higher effective income tax rate in the first quarter of 2025 compared with the first quarter of 2024. See Note 5, Income Taxes, of the Company's condensed consolidated financial statements for further discussion of the Company's income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31, 2025 compared to the same period in the prior year:

	2025	2024	Change
Operating activities:
Net Income	$8.7	$51.8	$(43.1)
Depreciation and amortization	11.0	11.7	(0.7)
Stock-based compensation	3.5	9.2	(5.7)
Dividends from unconsolidated affiliates	8.0	4.4	3.6
Other operating activities	5.9	4.0	1.9
Changes in assets and liabilities
Accounts receivable	(8.0)	(28.2)	20.2
Inventories	(6.8)	(37.6)	30.8
Other current assets	(4.2)	(7.7)	3.5
Accounts payable and other liabilities	(54.5)	14.8	(69.3)
Net cash provided by (used for) operating activities	(36.4)	22.4	(58.8)
Investing activities:
Expenditures for property, plant and equipment	(10.6)	(7.5)	(3.1)
Proceeds from the sale of assets	0.3	0.5	(0.2)
Net cash used for investing activities	(10.3)	(7.0)	(3.3)
Cash flow before financing activities	$(46.7)	$15.4	$(62.1)

Net cash provided by (used for) operating activities decreased $58.8 million in the first three months of 2025 compared with the first three months of 2024, primarily as a result of lower net income and a use of cash in other liabilities primarily due to employee-related payments, including incentive compensation, in the first quarter of 2025. This was offset by changes in accounts payable, accounts receivable and inventory mainly as a result of lower inventory purchases due to lower production and sales volumes during the first three months of 2025 compared with the first three months of 2024.

The change in net cash used for investing activities during the first three months of 2025 compared with the first three months of 2024 was mainly due to higher capital expenditures in 2025.

	2025	2024	Change
Financing activities:
Net increase (decrease) of long-term debt and revolving credit agreements	$36.6	$(15.7)	$52.3
Cash dividends paid	(6.2)	(5.7)	(0.5)
Purchase of treasury stock	(4.5)	(9.1)	4.6
Net cash provided by (used for) financing activities	$25.9	$(30.5)	$56.4

The change in net cash provided by (used for) financing activities was primarily due to net borrowings under the Company's revolving credit facilities during the first three months of 2025 compared to net payments in the first three months of 2024. Additionally, the Company purchased less treasury stock in the first three months of 2025 related to employee-related incentive stock compensation plans compared with the first three months of 2024.

Financing Activities

The Company has a $300.0 million secured, floating-rate revolving credit facility (the "Facility") that expires in June 2026 and a $225.0 million term loan (the "Term Loan"), which matures in May 2028.

The Facility can be increased up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders. The obligations under the Facility are generally secured by a first priority lien on working capital assets of the borrowers and guarantors in the Facility, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property. The approximate book value of assets held as collateral under the Facility was $1.3 billion as of March 31, 2025.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At March 31, 2025, the Company was in compliance with the covenants in the Facility.

Key terms of the Facility as of March 31, 2025 were as follows:

FACILITY
U.S. borrowing capacity	$210.0
Non-U.S. borrowing capacity	90.0
Outstanding	96.9
Availability restrictions	6.0
Availability	$197.1

FACILITY
Applicable margins, as defined in agreement
U.S. base rate loans	0.25% to 0.75%
SOFR, EURIBOR and non-U.S. base rate loans	1.25% to 1.75%
SOFR adjustment, as defined in agreement	0.10%
Applicable margins, for amounts outstanding
U.S. base rate loans	0.50%
SOFR loans	1.50%
Non-U.S. base rate loans	1.50%
Applicable interest rate, for amounts outstanding
U.S. base rate	8.00%
SOFR	5.92%
Facility fee, per annum on unused commitment	0.25%

The Term Loan requires quarterly principal payments on the last day of each March, June, September and December, which commenced September 30, 2021, in an amount equal to approximately $0.6 million and the final principal repayment is due in May 2028. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan.
The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on U.S. working capital assets of the borrowers and guarantors of the Facility, which includes, but is not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Term Loan was $894.5 billion as of March 31, 2025.
In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. At March 31, 2025, the Company was in compliance with the covenants in the Term Loan.
Key terms of the Term Loan as of March 31, 2025 were as follows:

TERM LOAN
Outstanding	$216.6
Discounts and unamortized deferred financing fees	2.4
Net amount outstanding	$214.2
Applicable margins, as defined in agreement
U.S. base rate loans	2.50%
SOFR	3.50%
SOFR adjustment, as defined in agreement	0.11%
SOFR floor	0.50%
Applicable interest rate, for amounts outstanding	7.94%
The Company had other debt outstanding, excluding finance leases, of approximately $149.3 million at March 31, 2025. In addition to the excess availability under the Facility of $197.1 million, the Company had remaining availability of $54.4 million related to other non-U.S. revolving credit agreements at March 31, 2025.
The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the Facility in June 2026.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2024, there have been no significant changes in the total amount of the Company's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on page 26 in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Three Months Ended March 31, 2025	Planned for Remainder of 2025	Planned 2025 Total	Actual 2024
Lift truck business	$8.2	$ 27-47	$ 35-55	$37.5
Bolzoni	2.2	3-8	5-10	6.9
Nuvera	0.2	—	0.2	3.4
	$10.6	$ 30-55	$ 40-65	$47.8

Planned expenditures for the remainder of 2025 are primarily for improvements at manufacturing locations and manufacturing equipment, product development and improvements to information technology infrastructure. The top end of the spending range reflects spending discipline and project prioritization as a result of increased global economic uncertainty. The Company will closely monitor market conditions and may adjust investments levels and timing as market visibility improves.

The primary sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	MARCH 31, 2025	DECEMBER 31, 2024	Change
Cash and cash equivalents	$77.2	$96.6	$(19.4)
Other net tangible assets	852.0	750.5	101.5
Intangible assets	33.0	33.1	(0.1)
Goodwill	51.2	54.6	(3.4)
Net assets	1,013.4	934.8	78.6
Total debt	(484.0)	(440.7)	(43.3)
Total temporary and permanent equity	$529.4	$494.1	$35.3
Debt to total capitalization	48%	47%	1%

OUTLOOK

Consolidated Strategic Perspective

On April 30, 2025, the Company announced a strategic realignment of its Nuvera fuel cell business designed both to increase near term profits and to create an integrated energy solutions program at its Billerica, Massachusetts facility, which will be part of the Lift Truck business. The energy solutions program will include:

•Development, manufacturing, and commercialization of its lithium-ion battery modules, battery chargers, battery management systems, and energy management services. These activities are critical to the Lift Truck's success as the business expects next generation batteries to be broadly used in electric forklift trucks.
•Development, manufacturing and commercialization of a mobile, modular and scalable hybrid electric charging platform to provide off-grid power solutions. This platform will be configured to use the Lift Truck’s battery solutions as well as a variant called HydroChargeTM that incorporates Nuvera's patented fuel cell technology.
•A significantly downsized and more limited fuel cell development program focused on the final development and testing of a higher powered 125KW fuel cell for use in the Lift Truck’s port equipment and larger HydroChargeTM applications. This more modest fuel cell program reflects the Company’s conclusion that its current fuel cell business will not reach its profitability objectives in an acceptable period. The underlying analysis is based on recent fuel cells uptake rates as an energy solution, and on a significantly changed political environment in the U.S. and globally.

This strategic realignment is expected to achieve direct annualized cost reductions of $15 to $20 million starting in the second half of 2025. The Company also expects an additional $10 to $15 million of Nuvera's costs to be absorbed by the Lift Truck business, largely to staff open positions, with the goal of accelerating development of batteries and related services and mobile charging products. As result of these actions, approximately $15 to $18 million of employee severance and impairment costs are expected in Q2 2025. Additional charges or expenditures are possible as the program progresses.

This program takes advantage of Nuvera's technical skill base in each of the above initiatives. It lays the groundwork for:
•more rapid maturity, growth and profitability of its battery and charger programs;
•development, manufacturing and commercialization of its charging platforms for off grid power solutions; and
•completion of its port equipment electric power solutions.

The energy solutions program has significant technical and product synergies between fuel cells, lithium-ion batteries, chargers and mobile charge equipment in areas such as controls, packaging, cooling and manufacturing.

Battery program sales in 2025 are expected to accelerate from 2024 levels and continue growing in the following years. Initial HydroChargeTM product sales are expected to begin in the second half of 2025, while battery and fuel cell electric port equipment trucks are currently testing in customer applications. These three product activities are expected to meet Lift Truck’s end user and dealer electric product distribution needs while providing additional service revenue opportunities over time.

This strategic realignment is part of the Company’s broader change program aimed at transforming the way the world moves materials from Port to Home. It focuses on transforming the Company’s core lift truck business while building new growth opportunities in the warehouse forklift truck market, automation, energy solutions, and attachment activities through its Lift Truck and Bolzoni businesses. The Company's ongoing programs to develop modular, scalable products, optimize its manufacturing footprint, streamline its supplier structure, and expand its customer base with optimized customer solutions are key to the transformation of the core forklift truck business. With the new growth opportunities, these programs are expected to lead to significant revenue increases and enhanced operating profitability across the forklift truck market cycle while lowering capital intensity and improving historical returns on total capital employed.

The Company’s full-year 2025 outlook includes anticipated negative tariff impacts along with the Company’s proactive initiatives—including pricing programs, global product resourcing, supply chain adjustments, and cost optimization programs. This forecast has several key assumptions, including:

1.U.S. tariffs in effect on April 9, 2025, as the baseline;
2.no reinstatement of April 9, 2025 tariffs that were paused for 90 days;
3.current Section 301 tariff exemption related to lift truck parts not extended beyond May 31, 2025;
4.no additional tariffs will be added globally;
5.company demand forecasts based on bookings trends, backlog levels and market data;
6.no significant demand decline stemming from a U.S. or global economic recession or tariffs; and
7.the successful implementation of the Company’s proactive initiatives outlined above.

Despite the current challenging economic environment, the Company remains steadfast in its commitment to delivering optimal solutions and exceptional customer care and positioning the Company for substantial long-term profitable growth.

Lift Truck Business

The Company estimates that the global lift truck bookings market slightly improved in Q1 2025 compared to the prior year.

The Lift Truck business experienced a substantial increase in Q1 2025 bookings, predominately in Americas and EMEA. Bookings of $590 million increased 48% sequentially and 13% year-over-year. This improvement was driven by heightened demand for higher-priced, Class 4 and 5 products including the Company's new modular, scalable lift trucks.

These results highlight early signs of lift truck booking market recovery, especially in EMEA. The Lift Truck business remains well-positioned to capture additional market share across its product portfolio, reinforcing its long-term strategic goals. The market is expected to stabilize and improve across 2025, absent the potential effects from tariffs, which we believe caused order hesitation in April.

The Lift Truck business began 2025 with a backlog of $1.9 billion, which remained stable in the first quarter. Full-year production forecasts project an increasing rate compared to Q1 levels, with full-year revenues projected to slightly exceed annualized first quarter levels. While maintaining a consistent backlog, the Lift Truck business continues to balance production levels with demand for its products. Production rates are anticipated to increase in Q2 2025, followed by continued lift truck market booking growth in the second half of 2025. This is expected to position the Lift Truck business for accelerated growth in 2026. However, if the bookings market or Lift Truck's expected market share improvements fail to meet expectations, its global production levels will likely moderate in the latter half of 2025.

The Lift Truck business continues to focus on maintaining bookings with product margins at or above targeted levels through a combination of new product introductions, including modular and scalable models, and ongoing cost and pricing discipline in existing products. Product margins are expected to decline in 2025 compared to the prior year due to increased competitive market dynamics but remain above target levels. Price increases were implemented during Q1 2025 to counter inflationary costs as well as initial tariffs implemented before March 31, 2025. Lift Truck’s prices are expected to be adjusted quickly to limit the tariff impact on its cost structure. Despite these challenging conditions, market share growth opportunities are expected to further strengthen Lift Truck’s competitive positioning across its product portfolio.

Projects initiated in 2024 to streamline Lift Truck's manufacturing footprint and optimize its operations are progressing as planned. As part of the project implementation, Lift Truck anticipates incurring additional costs estimated between $8 million to $16 million in both 2025 and 2026. Initial benefits from these programs are expected in late 2025 but are expected to be offset by operational inefficiencies related to lower 2025 full-year production relative to 2024. In 2026, benefits are projected to remain modest as the programs are fully integrated. Starting in 2027, these fully developed programs should generate significant income and cash benefits ranging between $30 million to $40 million annually. These savings will significantly reduce the business’ negative impact from market cyclicality for the businesses. Savings estimates are based on current expected volume and cost assumptions.

Operating expense is expected to increase year-over-year in 2025 to support strategic long-term profitable growth initiatives. The Lift Truck business plans to expand its sales capacity and capabilities while upgrading its core information technology systems. A portion of these increased expenses are likely to be offset by leveraging lower-cost shared service capabilities and implementing more efficient processes and tools.

Operating profit is expected to moderately decline in the second quarter compared to the first quarter, despite anticipated production increases driven by strong bookings in Q1 2025. Second quarter profitability will be adversely affected by the impact of tariffs and a temporary lag in the implementation of price increases.
As a result of the above factors and consistent with our prior view, 2025 operating profit is expected to be below 2024’s exceptionally strong results.

Bolzoni

Bolzoni's second-quarter revenues are projected to modestly improve compared to the first quarter. Improved attachment sales are expected to offset reduced legacy component sales to the Lift Truck business. Second quarter operating profit is anticipated to moderately increase due to a favorable product mix.

Full year 2025 revenues are expected to decline year-over-year, reflecting weaker demand projections across its customer base. While improved product mix and ongoing cost discipline expected to provide some benefit, it is not expected to fully offset the revenue decline. As result, Bolzoni's full-year 2025 operating profit is anticipated to fall below 2024's adjusted operating profit.

Consolidated

Consistent with our prior outlook, the Company's full year 2025 revenues, production levels and profits are expected to be below robust 2024 results. Looking ahead, the Company anticipates modest sequential revenue growth in Q2 2025. However, consolidated operating profit for Q2 2025 is expected to decline moderately compared to Q1 2025, largely due to the timing of tariff-related cost increases and the actions taken to mitigate their impact. Current global trade policies and geopolitical uncertainty, among other factors, may cause the Company’s results to deviate from its current outlook.

The financial discipline established over the past several years has been designed to deliver stronger and more consistent financial results. The Company targets a 7% operating profit margin across the business cycle. During periods of strong backlog-driven production, such as those experienced in early 2024, the Company should exceed this target. However, during cyclically lower lift truck market demand phases, the Company expects to remain profitable, likely generating operating profit margins below the 7% target. Profit stability across periods of revenue cyclicality improves the Company’s financial resiliency and marks a significant improvement from prior performance.

The Company continues to focus on generating strong operating cash flow and accretive capital deployment. To support these goals, the Company is actively implementing initiatives to drive working capital efficiency. With the expected 2025 lift truck production decrease, there is an intense focus on realigning production and working capital processes. Key actions, including targeted inventory reductions, are underway and are expected to yield significant progress in 2025. These efforts support strong full-year cash flow from operations projections, moderately below those achieved in 2024, despite the projected lower 2025 net income.

The effective utilization of these strong cash flows is critical to the Company’s ongoing transformation. This involves substantial capital investments in advanced products, manufacturing efficiencies and information technology upgrades. For 2025, capital expenditures are now forecasted to range between $40 million and $65 million. The top end of the range is below initial expectations, reflecting spending discipline and project prioritization as a result of increased global economic uncertainty. Management will closely monitor market conditions and may adjust investments levels and timing as market visibility improves.

As the Company continues to generate cash, it remains committed to its disciplined capital allocation framework. This includes reducing leverage, executing strategic investments to support profitable growth, and delivering sustainable value and strong returns to shareholders.

Long-Term Objectives

The Company's vision is to transform the way the world moves materials from Port to Home. It strives to do this through its two customer promises: first, to provide optimal solutions for our customers, and second, to provide exceptional customer care. The Company is focused on execution of established strategic initiatives and key projects to transform the Company’s core lift truck business while building new business opportunities in the warehouse lift truck, vehicle automation, energy management and attachment business activities. These complementary growth and profit improvement projects should help the Company fulfill these two promises as well as achieve long-term revenue and operating profit growth rates above the material handling market's expected growth rates. The Company believes key projects will contribute to an increased and sustainable lift truck and attachment competitive advantage over time.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) delays in delivery and other supply chain disruptions, or increases in costs as a result of inflation or otherwise, including materials, critical components and transportation costs and shortages, the imposition of tariffs on raw materials or sourced products, and labor, or changes in or unavailability of quality suppliers or transporters, including the impacts of the foregoing risks on the Company's liquidity, (2) impacts resulting from increased trade barriers and restrictions on international trade, including as a result of previously announced, and potentially new, changes to U.S. trade policy and tariffs as well as retaliatory tariffs imposed by other countries where the Company does business, (3) delays in manufacturing and delivery schedules, (4) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, including any cyclical reduction in demand in the lift truck industry, (5) customer acceptance of pricing, (6) customer acceptance of, changes in the costs of, or delays in the development of new products, (7) the ability of the Company and its dealers, suppliers and end-users to access credit, or obtain financing at reasonable rates, or at all, as a result of interest rate volatility and current economic and market conditions, including inflation, (8) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, including the Uyghur Forced Labor Prevention Act (the “UFLPA”) which could impact the Company's imports from China, as well as armed conflicts, including the Russia/Ukraine conflict, the Israel and Gaza conflict and/or the conflict in the Red Sea, and their regional effects, (9) exchange rate fluctuations, interest rate volatility and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (10) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives and restructuring programs, (11) the successful commercialization of products and technology related to the energy solutions program, (12) political and economic uncertainties in the countries where the Company does business, as well as the effects of any withdrawals from such countries, (13) bankruptcy of or loss of major dealers, retail customers or suppliers, (14) introduction of new products by, more favorable product pricing offered by or shorter lead times available through competitors, (15) product liability or other litigation, warranty claims or returns of products, (16) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (17) the ability to attract, retain, and replace workforce and administrative employees, (18) disruptions resulting from natural disasters, public health crises, political crises or other catastrophic events, and (19) the ability to protect the Company’s information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network breaches.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 30 and 31 and F-24 through F-27 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the Company's derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2024.

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

Changes in internal control over financial reporting: During the first quarter of 2025, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1    Legal Proceedings
    None
Item 1A Risk Factors
The following risk factor updates the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 in the section entitled “Risk Factors.”

Changes in international trade laws and regulations or tariffs could materially reduce the Company's profitability and have a materially adverse impact on the Company’s business strategy and operations.

Free trade laws and regulations provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in or uncertainty surrounding laws or policies governing the terms of international trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where the Company manufactures products could have a material adverse impact on the Company's business and financial results.

Recently, the United States announced substantial new tariffs on many countries, materials and industries. Other countries have imposed and may continue to impose retaliatory tariffs and other trade restrictions impacting a broad range of raw materials and goods. In particular, tariffs and other trade restrictions between the United States and China have escalated dramatically and may continue to escalate. There exists substantial uncertainty as to whether any, or all, of these tariffs and trade restrictions will be fully implemented or sustained. The Company is monitoring these actions, which could disrupt our supply chains, increase our costs, and have an adverse impact on the Company's business strategy, market share and operating results. There can be no assurances that these tariffs will not be implemented or increased in the future or that further subsequent tariffs will not be announced. The degree to which these tariffs, any future tariffs, or changes in U.S. and foreign trade policies affect the Company's operating results will be influenced by the specific details of the changes in trade policies, their timing and duration, and the Company's effectiveness in deploying tools and strategies to address these issues. Any actions the Company takes to adapt to new tariffs or other trade restrictions may cause the Company to modify operations and business strategy. Although such actions would be designed to mitigate the impact of tariffs and other trade restrictions, there can be no assurance that such actions will be successful and any such action could be time-consuming and expensive, impact pricing of the Company’s products, which could impact sales and profitability, or cause the Company to forgo business opportunities.

The continuation, increase or expansion of international tariffs and other trade restrictions, as well as continued or increased geopolitical tensions, volatility and uncertainty with respect to trade and other policies both directly and through their impacts on business and customer sentiment and spending, currency exchange and interest rates, inflation, and economic conditions globally, could have a material adverse impact on our revenue, operations, financial position, including cash flows, cost structure, competitiveness, supply chain logistics, product demand and pricing, and profitability, and may increase the likelihood, or amplify the impacts, of other risks, including those highlighted in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2024.

There have been no other material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 in the section entitled “Risk Factors.”

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
Month #1 (January 1, 2025 - January 31, 2025)	17,085	$49.80	106,314	$44,239,122
Month #2 (February 1, 2025 - February 28, 2025)	—	$—	106,314	$44,239,122
Month #3 (March 1, 2025 - March 31, 2025)	—	$—	106,314	$44,239,122
Total	17,085	$49.80	106,314	$44,239,122
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
Item 3    Defaults Upon Senior Securities
    None
Item 4    Mine Safety Disclosures
    Not applicable
Item 5    Other Information
None of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended March 31, 2025.

Item 6    Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number*	Description of Exhibits

10.1**	Hyster-Yale, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2025)
31(i)(1)	Certification of Rajiv K. Prasad. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Scott A. Minder pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Rajiv K. Prasad and Scott A. Minder
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL and contained in Exhibit 101
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

Hyster-Yale, Inc.

Date:	May 6, 2025	/s/ Dena R. McKee
Dena R. McKee
Vice President, Controller and Chief Accounting Officer (principal accounting officer)