Form 10-Q
period 2025-06-30
HYSTER-YALE, INC.
filed 2025-08-05
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at August 1, 2025: 14,269,982
Number of shares of Class B Common Stock outstanding at August 1, 2025: 3,450,645

HYSTER-YALE, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2025	DECEMBER 31 2024
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$66.9	$96.6
Accounts receivable, net	512.1	488.4
Inventories, net	776.6	754.3
Prepaid expenses and other	101.1	94.0
Total Current Assets	1,456.7	1,433.3
Property, Plant and Equipment, Net	316.4	306.7
Intangible Assets, Net	33.9	33.1
Goodwill	55.4	54.6
Deferred Income Taxes	7.9	6.7
Investments in Unconsolidated Affiliates	55.7	55.5
Other Non-current Assets	149.1	139.3
Total Assets	$2,075.1	$2,029.2
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$465.2	$447.8
Accounts payable, affiliates	9.2	7.7
Revolving credit facilities	93.6	54.2
Short-term debt and current maturities of long-term debt	134.4	144.6
Accrued payroll	77.7	105.5
Deferred revenue	48.0	56.8
Other current liabilities	214.1	241.3
Total Current Liabilities	1,042.2	1,057.9
Long-term Debt	245.2	241.9
Self-insurance Liabilities	37.2	37.8
Deferred Income Taxes	10.1	8.4
Other Long-term Liabilities	177.0	189.1
Total Liabilities	1,511.7	1,535.1
Temporary Equity
Redeemable Noncontrolling Interest	14.5	14.9
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 14,255,895 shares outstanding (2024 - 13,962,422 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,451,770 shares outstanding (2024 - 3,456,548 shares outstanding)	0.1	0.1
Capital in excess of par value	355.2	350.9
Treasury stock	(16.2)	(13.6)
Retained earnings	356.7	374.6
Accumulated other comprehensive loss	(151.2)	(237.0)
Total Stockholders' Equity	544.7	475.1
Noncontrolling Interests	4.2	4.1
Total Permanent Equity	548.9	479.2
Total Liabilities and Equity	$2,075.1	$2,029.2

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2025	2024	2025	2024
	(In millions, except per share data)
Revenues	$956.6	$1,168.1	$1,867.0	$2,224.6
Cost of sales	788.4	908.8	1,521.1	1,729.6
Gross Profit	168.2	259.3	345.9	495.0
Operating Expenses
Selling, general and administrative expenses	161.0	163.7	317.2	315.6
Restructuring and impairment charges	15.7	—	15.9	—
Operating (Loss) Profit	(8.5)	95.6	12.8	179.4
Other (income) expense
Interest expense	7.9	8.8	15.6	17.7
Income from unconsolidated affiliates	(2.7)	(2.1)	(5.6)	(3.1)
Other, net	(0.5)	(1.1)	(0.8)	(2.1)
	4.7	5.6	9.2	12.5
Income (Loss) Before Income Taxes	(13.2)	90.0	3.6	166.9
Income tax expense	0.2	26.1	8.3	51.2
Net (Loss) Income	(13.4)	63.9	(4.7)	115.7
Net Income attributable to noncontrolling interests	(0.2)	(0.2)	(0.2)	(0.4)
Net (Income) Loss attributable to redeemable noncontrolling interests	—	(0.1)	0.1	—
Accrued dividend to redeemable noncontrolling interests	(0.3)	(0.3)	(0.5)	(0.5)
Net (Loss) Income Attributable to Stockholders	$(13.9)	$63.3	$(5.3)	$114.8

Basic (Loss) Earnings per Share	$(0.79)	$3.62	$(0.30)	$6.60
Diluted (Loss) Earnings per Share	$(0.79)	$3.58	$(0.30)	$6.51

Dividends per Share	$0.3600	$0.3500	$0.7100	$0.6750

Basic Weighted Average Shares Outstanding	17.705	17.493	17.621	17.406
Diluted Weighted Average Shares Outstanding	17.705	17.659	17.621	17.631

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2025	2024	2025	2024
	(In millions)
Net (Loss) Income	$(13.4)	$63.9	$(4.7)	$115.7
Other comprehensive income
Foreign currency translation adjustment	38.6	(9.3)	56.7	(26.0)
Current period cash flow hedging activity, net of tax	13.0	(11.3)	23.3	(26.4)
Reclassification of hedging activities into earnings, net of tax	(0.2)	7.9	4.1	15.2
Reclassification of pension into earnings, net of tax	0.9	0.9	1.7	1.7
Comprehensive Income	$38.9	$52.1	$81.1	$80.2
Net Income attributable to noncontrolling interests	(0.2)	(0.2)	(0.2)	(0.4)
Net (Income) Loss attributable to redeemable noncontrolling interests	—	(0.1)	0.1	—
Accrued dividend to redeemable noncontrolling interests	(0.3)	(0.3)	(0.5)	(0.5)
Foreign currency translation adjustment attributable to noncontrolling interests	—	0.1	(0.2)	0.1
Comprehensive Income Attributable to Stockholders	$38.4	$51.6	$80.3	$79.4

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2025	2024
	(In millions)
Operating Activities
Net (Loss) Income	$(4.7)	$115.7
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	22.8	24.1
Amortization of deferred financing fees	0.8	0.7
Deferred income taxes	1.1	(0.8)
Restructuring and impairment charges	15.9	—
Stock-based compensation	6.2	17.4
Dividends from unconsolidated affiliates	8.0	4.4
Other	8.2	8.9
Changes in assets and liabilities:
Accounts receivable	7.2	(83.9)
Inventories	11.6	9.0
Other current assets	1.8	(1.4)
Accounts payable	(7.8)	(11.5)
Other liabilities	(78.6)	(62.7)
Net cash provided by (used for) operating activities	(7.5)	19.9
Investing Activities
Expenditures for property, plant and equipment	(24.4)	(19.7)
Proceeds from the sale of assets	1.4	1.0
Business acquisition, net of cash acquired	(2.6)	—
Net cash used for investing activities	(25.6)	(18.7)
Financing Activities
Additions to debt	61.8	89.0
Reductions of debt	(80.9)	(104.1)
Net change to revolving credit agreements	39.2	25.9
Cash dividends paid	(12.6)	(11.8)
Cash dividends paid to noncontrolling interest	(1.3)	(1.3)
Purchase of treasury stock	(4.4)	(9.1)
Financing fees paid	(2.1)	—
Net cash provided by (used for) financing activities	(0.3)	(11.4)
Effect of exchange rate changes on cash	3.7	(2.1)
Cash and Cash Equivalents
Increase (decrease) for the period	(29.7)	(12.3)
Balance at the beginning of the period	96.6	78.8
Balance at the end of the period	$66.9	$66.5

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY AND PERMANENT EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, March 31, 2024	$14.9	$0.1	$0.1	$(9.1)	$336.9	$302.1	$(135.0)	$(16.8)	$(66.2)	$412.1	$2.3	$414.4
Stock-based compensation	—	—	—	—	8.2	—	—	—	—	8.2	—	8.2
Net income (loss)	0.1	—	—	—	—	63.3	—	—	—	63.3	0.2	63.5
Cash dividends	(0.9)	—	—	—	—	(6.1)	—	—	—	(6.1)	(0.4)	(6.5)
Accrued dividends	0.3	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive loss	—	—	—	—	—	—	(9.3)	(11.3)	—	(20.6)	—	(20.6)
Reclassification adjustment to net income	—	—	—	—	—	—	—	7.9	0.9	8.8	—	8.8
Foreign currency translation on noncontrolling interest	(0.2)	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, June 30, 2024	$14.2	$0.1	$0.1	$(9.1)	$345.1	$359.3	$(144.3)	$(20.2)	$(65.3)	$465.7	$2.2	$467.9

Balance, March 31, 2025	$15.1	$0.1	$0.1	$(16.9)	$353.2	$377.0	$(143.4)	$2.2	$(62.3)	$510.0	$4.3	$514.3
Stock-based compensation	—	—	—	—	2.7	—	—	—	—	2.7	—	2.7
Stock issued under stock compensation plans	—	—	—	0.7	(0.7)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(13.9)	—	—	—	(13.9)	0.3	(13.6)
Cash dividends	(0.9)	—	—	—	—	(6.4)	—	—	—	(6.4)	(0.4)	(6.8)
Accrued dividends	0.3	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income	—	—	—	—	—	—	38.6	13.0	—	51.6	—	51.6
Reclassification adjustment to net income	—	—	—	—	—	—	—	(0.2)	0.9	0.7	—	0.7
Balance, June 30, 2025	$14.5	$0.1	$0.1	$(16.2)	$355.2	$356.7	$(104.8)	$15.0	$(61.4)	$544.7	$4.2	$548.9

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY AND PERMANENT EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, December 31, 2023	$14.8	$0.1	$0.1	$—	$327.7	$256.3	$(118.3)	$(9.0)	$(67.0)	$389.9	$2.1	$392.0
Stock-based compensation	—	—	—	—	17.4	—	—	—	—	17.4	—	17.4
Stock issued under stock compensation plans	—	—	—	—	(9.1)	—	—	—	—	(9.1)	—	(9.1)
Purchase of treasury stock	—	—	—	(9.1)	9.1	—	—	—	—	—	—	—
Net income	—	—	—	—	—	114.8	—	—	—	114.8	0.4	115.2
Cash dividends	(0.9)	—	—	—	—	(11.8)	—	—	—	(11.8)	(0.4)	(12.2)
Accrued dividends	0.5	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive loss	—	—	—	—	—	—	(26.0)	(26.4)	—	(52.4)	—	(52.4)
Reclassification adjustment to net income	—	—	—	—	—	—	—	15.2	1.7	16.9	—	16.9
Foreign currency translation on noncontrolling interest	(0.2)	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, June 30, 2024	$14.2	$0.1	$0.1	$(9.1)	$345.1	$359.3	$(144.3)	$(20.2)	$(65.3)	$465.7	$2.2	$467.9

Balance, December 31, 2024	$14.9	$0.1	$0.1	$(13.6)	$350.9	$374.6	$(161.5)	$(12.4)	$(63.1)	$475.1	$4.1	$479.2
Stock-based compensation	—	—	—	—	6.2	—	—	—	—	6.2	—	6.2
Stock issued under stock compensation plans	—	—	—	1.9	(6.4)	—	—	—	—	(4.5)	—	(4.5)
Purchase of treasury stock	—	—	—	(4.5)	4.5	—	—	—	—	—	—	—
Net income	(0.1)	—	—	—	—	(5.3)	—	—	—	(5.3)	0.2	(5.1)
Cash dividends	(0.9)	—	—	—	—	(12.6)	—	—	—	(12.6)	(0.4)	(13.0)
Accrued dividends	0.5	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income (loss)	—	—	—	—	—	—	56.7	23.3	—	80.0	—	80.0
Reclassification adjustment to net income	—	—	—	—	—	—	—	4.1	1.7	5.8	—	5.8
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.2	0.2
Foreign currency translation on noncontrolling interest	0.1	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, June 30, 2025	$14.5	$0.1	$0.1	$(16.2)	$355.2	$356.7	$(104.8)	$15.0	$(61.4)	$544.7	$4.2	$548.9
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

In May 2025, Bolzoni acquired 100% of the equity interest of a manufacturing business in Italy for an aggregate purchase price of $2.6 million, net of cash acquired. In addition, the agreement may require additional consideration to be paid by Bolzoni based upon the acquired business achieving certain revenue and profitability metrics in future years. The results of operations of this acquired business have been included in the Bolzoni segment since the date of acquisition and are not material to the Company's results of operations, financial position or cash flows. The Company has not yet finalized its analysis of the fair value of the acquired business, thus the allocation of the purchase price is preliminary and may change in future periods as fair value estimates of the assets acquired and liabilities assumed are refined during the measurement period. The Company will complete the purchase price allocation within one year after the date of acquisition.

During the second quarter of 2025, the Company announced a strategic business realignment of Nuvera Fuel Cells, LLC ("Nuvera") designed both to increase near-term profits and to create an integrated energy solutions program in the Americas segment, which is part of the HYMH business. Nuvera was merged into HYMH in the second quarter of 2025. As a result, the Company revised its operating segments to reflect changes in the way the chief operating decision maker (“CODM”) manages and evaluates the business. These changes did not impact the Company's unaudited condensed consolidated financial statements, but did impact its reportable segments. The historical and current results of the former Nuvera segment are now presented within the Americas operating segment. Refer to Note 4, Business Segments, for additional information on the Company's reportable segments. Comparative prior period amounts have been recast to reflect the segment change.

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2025 and the results of its operations and changes in equity for the three and six months ended June 30, 2025 and 2024, and the results of its cash flows for the six months ended June 30, 2025 and 2024 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

The accompanying unaudited condensed consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information or notes required by GAAP for complete financial statements.

Note 2—Recently Issued Accounting Standards

Adopted Accounting Pronouncements
During the second quarter of 2025, the Company did not adopt any accounting standard updates ("ASU").

Recent Accounting Pronouncements
The following table provides a brief description of ASUs not yet adopted:

Standard	Description	Required Date of Adoption	Effect on the financial statements or other significant matters
ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740)	The guidance provides requirements for new and updated income tax disclosures.	Annual periods after December 15, 2024	The Company will apply the guidance for annual periods subsequent to December 15, 2024 for new income tax disclosures.
ASU 2024-03— Disaggregation of Income Statement Expenses	The guidance requires disaggregated disclosure of income statement expenses.	Annual periods after December 15, 2026	The Company is currently evaluating the guidance and the effect on its related disclosures.
Note 3—Revenue

Revenue is recognized when obligations under the terms of a contract with the customer are satisfied, which occurs when control of the trucks, parts or services are transferred to the customer. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise for the right to payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers. Taxes collected from customers are excluded from revenue. The estimated costs of product warranties are recognized as expense when the products are sold. See Note 11, Product Warranties, for further information on product warranties.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the three and six months ended June 30, 2025 and 2024.

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

The following table disaggregates revenue by category:

	THREE MONTHS ENDED
	JUNE 30, 2025
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Eliminations	Total
Dealer sales	$301.7	$117.3	$41.5	$—	$—	$460.5
Direct customer sales	178.4	0.4	—	—	—	178.8
Aftermarket sales	190.0	24.4	6.6	—	—	221.0
Other	37.4	6.2	0.3	90.6	(38.2)	96.3
Total Revenues	$707.5	$148.3	$48.4	$90.6	$(38.2)	$956.6

	THREE MONTHS ENDED
	JUNE 30, 2024
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Eliminations	Total
Dealer sales	$467.3	$155.1	$41.6	$—	$—	$664.0
Direct customer sales	191.4	1.7	—	—	—	193.1
Aftermarket sales	185.8	26.1	7.0	—	—	218.9
Other	37.0	4.9	0.1	102.4	(52.3)	92.1
Total Revenues	$881.5	$187.8	$48.7	$102.4	$(52.3)	$1,168.1

	SIX MONTHS ENDED
	JUNE 30, 2025
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Eliminations	Total
Dealer sales	$589.9	$203.3	$82.9	$—	$—	$876.1
Direct customer sales	351.9	1.8	—	—	—	353.7
Aftermarket sales	386.4	50.4	12.0	—	—	448.8
Other	78.2	11.0	0.8	170.9	(72.5)	188.4
Total Revenues	$1,406.4	$266.5	$95.7	$170.9	$(72.5)	$1,867.0

	SIX MONTHS ENDED
	JUNE 30, 2024
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Eliminations	Total
Dealer sales	$890.3	$318.3	$74.3	$—	$—	$1,282.9
Direct customer sales	330.1	3.3	—	—	—	333.4
Aftermarket sales	363.5	52.9	11.9	—	—	428.3
Other	67.5	12.7	0.2	198.6	(99.0)	180.0
Total Revenues	$1,651.4	$387.2	$86.4	$198.6	$(99.0)	$2,224.6
As disclosed in the Company’s Quarterly Report on Form 10-Q for the third quarter of 2024, Dealer sales and Direct customer sales for the three and six months ended June 30, 2024 have been adjusted in the table above to reflect immaterial reclassifications.

Dealer sales are recognized when the Company transfers control based on the shipping terms of the contract, which is generally when the truck is shipped from the manufacturing facility to the dealers. The majority of direct customer sales are to major customers. In these transactions, the Company transfers control and recognizes revenue when it delivers the product to the customer according to the terms of the contract. Aftermarket sales represent parts sales, extended warranty and maintenance services. For the sale of aftermarket parts, the Company transfers control and recognizes revenue when parts are shipped to the customer. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract, which reflects the costs to perform under these contracts and corresponds with, and thereby depicts, the transfer of control to the customer. Bolzoni revenue from external customers is primarily the sale of attachments to customers. In these transactions, the Company transfers control and recognizes revenue according to the shipping terms of the contract. In the U.S., Bolzoni also has revenue for sales of forklift components to HYMH plants. In all revenue transactions, the Company receives cash equal to the invoice price and the amount of consideration received and revenue recognized may vary with changes in marketing incentives. Intercompany revenues between Bolzoni and the lift truck business have been eliminated.

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

Deferred Revenue
Balance, December 31, 2024	$71.3
Customer deposits and billings	31.7
Revenue recognized	(38.7)
Foreign currency effect	0.6
Balance, June 30, 2025	$64.9

Note 4—Business Segments

The Company defines reportable and operating segments on the same basis used to evaluate performance internally by the CODM, which the Company has determined is the Chief Executive Officer. The Company uses operating profit (loss) to evaluate segment profitability. The CODM uses operating profit (loss) to allocate resources predominately in the annual forecasting process and as the measure of segment profit or loss. The CODM considers forecast-to-actual variances on a monthly basis when assessing segment performance and making decisions about allocating resources to the segments. The Company has four segments, which include three in the lift truck business, as well as Bolzoni.

Operating segments within the lift truck business include the Americas, EMEA and JAPIC, collectively the "lift truck business." Americas includes lift truck operations in the U.S., Canada, Mexico, Brazil, Latin America and the corporate headquarters. EMEA includes operations in Europe, the Middle East and Africa. JAPIC includes operations in the Asia and Pacific regions, including China, as well as the equity earnings of SN operations. Certain amounts are allocated to these geographic operating segments and are included in the reportable segment results presented below, including product development costs, corporate headquarters' expenses and information technology infrastructure costs. These allocations among geographic operating segments are determined by senior management and not directly incurred by the geographic operations. In addition, other costs are incurred directly by these geographic operating segments based upon the location of the manufacturing plant or sales units, including manufacturing variances, product liability, warranty and sales discounts, which may not be associated with the geographic operating segments of the ultimate end user sales location where revenues and margins are reported. Therefore, the reported results of each operating segment for the lift truck business cannot be considered stand-alone entities as all segments are inter-related and integrate into a single global lift truck business.

The Company reports the results of Bolzoni as a separate segment. Intercompany sales between Bolzoni and the lift truck business have been eliminated.

During the second quarter of 2025, the Company announced a strategic business realignment of Nuvera designed both to increase near-term profits and to create an integrated energy solutions program in the Americas, which is part of the HYMH business. Nuvera was merged into HYMH in the second quarter of 2025. As a result, the Company revised its operating segments to reflect changes in the way the CODM manages and evaluates the business. These changes did not impact the Company's unaudited condensed consolidated financial statements, but did impact its reportable segments. The historical and current results of the former Nuvera segment are now presented within the Americas operating segment.

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2025	2024	2025	2024
Revenues from external customers
Americas	$707.5	$881.5	$1,406.4	$1,651.4
EMEA	148.3	187.8	266.5	387.2
JAPIC	48.4	48.7	95.7	86.4
Lift truck business	904.2	1,118.0	1,768.6	2,125.0
Bolzoni	90.6	102.4	170.9	198.6
Eliminations	(38.2)	(52.3)	(72.5)	(99.0)
Total	$956.6	$1,168.1	$1,867.0	$2,224.6
Cost of Sales
Americas	$577.6	$681.9	$1,134.0	$1,276.0
EMEA	133.5	155.3	238.8	320.8
JAPIC	46.3	43.9	90.2	78.0
Lift truck business	757.4	881.1	1,463.0	1,674.8
Bolzoni	69.2	80.0	131.0	154.4
Eliminations	(38.2)	(52.3)	(72.9)	(99.6)
Total	$788.4	$908.8	$1,521.1	$1,729.6
Gross profit (loss)
Americas	$129.9	$199.6	$272.4	$375.4
EMEA	14.8	32.5	27.7	66.4
JAPIC	2.1	4.8	5.5	8.4
Lift truck business	146.8	236.9	305.6	450.2
Bolzoni	21.4	22.4	39.9	44.2
Eliminations	—	—	0.4	0.6
Total	$168.2	$259.3	$345.9	$495.0
Selling, general and administrative expenses
Americas	$102.3	$107.1	$201.6	$202.7
EMEA	30.1	27.7	59.2	56.4
JAPIC	9.6	10.5	19.5	19.6
Lift truck business	142.0	145.3	280.3	278.7
Bolzoni	19.0	18.4	36.9	36.9
Total	$161.0	$163.7	$317.2	$315.6
Adjustments(a)
Americas	$15.9	$—	$16.6	$—
EMEA	(0.3)	—	(1.6)	—
JAPIC	0.1	—	0.9	—
Lift truck business	15.7	—	15.9	—
Bolzoni	—	—	—	—
Eliminations	—	—	—	—
Total	$15.7	$—	$15.9	$—

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2025	2024	2025	2024
Operating profit (loss)
Americas	$11.7	$92.5	$54.2	$172.7
EMEA	(15.0)	4.8	(29.9)	10.0
JAPIC	(7.6)	(5.7)	(14.9)	(11.2)
Lift truck business	(10.9)	91.6	9.4	171.5
Bolzoni	2.4	4.0	3.0	7.3
Eliminations	—	—	0.4	0.6
Total	$(8.5)	$95.6	$12.8	$179.4
Interest expense
Americas	$7.3	$8.0	$14.5	$16.0
EMEA	0.3	0.7	0.4	1.3
JAPIC	0.3	0.3	0.6	0.6
Eliminations	(0.2)	(0.3)	(0.4)	(0.5)
Lift truck business	7.7	8.7	15.1	17.4
Bolzoni	0.6	0.5	1.1	0.9
Eliminations	(0.4)	(0.4)	(0.6)	(0.6)
Total	$7.9	$8.8	$15.6	$17.7
Depreciation and amortization
Americas	$5.0	$5.2	$9.1	$10.0
EMEA	2.2	2.1	4.3	4.2
JAPIC	1.6	2.0	3.3	3.9
Lift truck business	8.8	9.3	16.7	18.1
Bolzoni	3.0	3.1	6.1	6.0
Total	$11.8	$12.4	$22.8	$24.1
Capital expenditures
Americas	$(8.3)	$(8.4)	$(14.4)	$(14.4)
EMEA	(3.3)	(1.0)	(4.4)	(1.2)
JAPIC	(1.1)	(1.7)	(2.3)	(2.1)
Lift truck business	(12.7)	(11.1)	(21.1)	(17.7)
Bolzoni	(1.1)	(1.1)	(3.3)	(2.0)
Total	$(13.8)	$(12.2)	$(24.4)	$(19.7)
(a) Consists of restructuring charges (reversals) recognized during the three and six months ended June 30, 2025 related to programs initiated in 2024 and the strategic realignment of Nuvera in 2025. See Note 15, Restructuring and Impairment Charges, of the Company's unaudited condensed consolidated financial statements for further discussion.

	JUNE 30 2025	DECEMBER 31 2024
Total assets
Americas	$1,936.9	$1,938.6
EMEA	701.6	678.5
JAPIC	255.2	252.9
Eliminations	(929.9)	(928.3)
Lift truck business	1,963.8	1,941.7
Bolzoni	336.1	290.8
Eliminations	(224.8)	(203.3)
Total	2,075.1	2,029.2

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

A reconciliation of the U.S. federal statutory rate to the reported income tax rate is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2025	2024	2025	2024
Income before income taxes	$(13.2)	$90.0	$3.6	$166.9
Statutory taxes (21%)	$(2.8)	$18.9	$0.7	$35.0
Interim adjustment	3.8	0.2	4.3	0.4
Permanent adjustments:
Valuation allowance	0.2	4.4	4.1	9.7
Other	(0.4)	3.8	(0.2)	7.2
Discrete items	(0.6)	(1.2)	(0.6)	(1.1)
Income tax expense	$0.2	$26.1	$8.3	$51.2
Reported income tax rate	n.m.	29.0%	n.m.	30.7%
n.m. - not meaningful
During 2025 and 2024, the Company’s reported income tax rate differs from the U.S. federal statutory rate primarily as a result of recording additional valuation allowance attributable to the capitalization of research and development expenses under current U.S. tax rules. In 2025, the reported income tax rate was further impacted by an interim adjustment from pretax losses for which no tax benefit was recognized.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the U.S. The OBBBA significantly revised the U.S. corporate income tax regime with certain provisions applicable to the beginning of the current reporting year including, among others, the immediate expensing of domestic research and development expenditures, the immediate expensing of certain qualified capital expenditures and a loosening of the limitation on interest deductions.

The Company is evaluating the full effects of the OBBBA on its estimated annual effective tax rate and cash tax position. The changes applicable to the current year could have a favorable impact on its results of operations. However, an estimate of the impact cannot be made at this time.

Note 6—Reclassifications from OCI

The following table summarizes reclassifications out of Accumulated Other Comprehensive Income ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

OCI Components	Amount Reclassified from OCI				Affected Line Item
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2025	2024	2025	2024
Gain (loss) on cash flow hedges:
Interest rate contracts	$1.4	$1.7	$2.7	$3.6	Interest expense
Foreign exchange contracts	(1.1)	(9.7)	(6.6)	(18.9)	Cost of sales
Total before tax	0.3	(8.0)	(3.9)	(15.3)	Income before income taxes
Tax (expense) benefit	(0.1)	0.1	(0.2)	0.1	Income tax expense
Net of tax	$0.2	$(7.9)	$(4.1)	$(15.2)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(0.9)	$(0.9)	$(1.7)	$(1.7)	Other, net
Total before tax	(0.9)	(0.9)	(1.7)	(1.7)	Income before income taxes
Tax (expense) benefit	—	—	—	—	Income tax expense
Net of tax	$(0.9)	$(0.9)	$(1.7)	$(1.7)	Net income
Total reclassifications for the period	$(0.7)	$(8.8)	$(5.8)	$(16.9)

Note 7—Current and Long-Term Financing

On June 24, 2025, the Company entered into an amended and restated agreement for a $300.0 million secured, floating-rate revolving credit facility (the “Facility”). The Facility consists of a domestic revolving credit facility in the initial amount of $210.0 million and a foreign revolving credit facility in the initial amount of $90.0 million. The Facility matures on June 24, 2030. The Facility replaced the Company’s previous revolving credit facility, which was set to mature on June 24, 2026. The Facility can be increased to up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders.

The obligations under the Facility are generally secured by a first priority lien on working capital assets of the Company, which includes, but is not limited to, cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property.

Borrowings under the Facility will bear interest at a floating rate, which can be a base rate, Term SOFR or EURIBOR, each as defined in the Facility, plus an applicable margin. The applicable margins are based on the total excess availability, as defined in the Facility, and range from 0.25% to 0.75% for U.S. base rate loans and 1.25% to 1.75% for Term SOFR, EURIBOR and foreign base rate loans. For the period prior to June 30, 2025, the applicable margins under the Facility are 0.50% for U.S. base rate loans and 1.50% for Term SOFR, EURIBOR and foreign base rate loans. In addition, the Facility requires the payment of a fee of 0.25% per annum on the unused commitment based on the average daily outstanding balance during the preceding month.

In addition, the Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments Hyster-Yale and its subsidiaries may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than the greater of (x) 10% of the total borrowing base, as defined in the Facility, and (y) $20.0 million.

The Company incurred approximately $2.1 million of additional financing fees in connection with the Facility. These fees were deferred and are being amortized as interest expense over the term of the Facility.

Note 8—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding finance leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At June 30, 2025, the carrying value and fair value of revolving credit agreements and long-term debt, excluding finance leases, was $450.2 million and $448.3 million, respectively. At December 31, 2024, the carrying value and fair value of revolving credit agreements and long-term debt, excluding finance leases, was $417.3 million and $416.8 million, respectively.

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

The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company's interest rate swap agreements and the associated variable rate financings are predominately based upon the one-month Secured Overnight Financing Rate. Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the unaudited condensed consolidated statements of operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $0.7 billion and 0.8 billion at June 30, 2025 and December 31, 2024, respectively, primarily denominated in euros, U.S. dollars, Japanese yen, Chinese renminbi, Mexican pesos, British pounds, Swedish kroner and Australian dollars. The fair value of these contracts approximated a net asset of $11.1 million and a net liability of $18.5 million at June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025 and December 31, 2024, there was no material ineffectiveness of forward foreign currency exchange contracts that qualify for hedge accounting. Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2025, $7.1 million of the amount of net deferred loss included in OCI at June 30, 2025 is expected to be reclassified as income into the unaudited condensed consolidated statements of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at June 30, 2025 and December 31, 2024:

Notional Amount		Average Fixed Rate
JUNE 30,	DECEMBER 31	JUNE 30,	DECEMBER 31
2025	2024	2025	2024	Term at June 30, 2025
$180.0	$180.0	1.65%	1.65%	Extending to May 2027
$10.7	$12.0	2.13%	1.93%	Extending to July 2029

The fair value of all interest rate swap agreements was a net asset of $6.1 million and $9.9 million at June 30, 2025 and December 31, 2024, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2025, $4.4 million of the amount included in OCI as net deferred gain is expected to be reclassified as income in the unaudited condensed consolidated statements of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	JUNE 30, 2025	DECEMBER 31, 2024	Balance Sheet Location	JUNE 30, 2025	DECEMBER 31, 2024
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$3.9	$4.3	Prepaid expenses and other	$—	$—
Long-term	Other non-current assets	2.2	5.6	Other non-current assets	—	—

Foreign currency exchange contracts
Current	Prepaid expenses and other	16.0	1.4	Prepaid expenses and other	6.7	0.5
	Other current liabilities	0.1	3.4	Other current liabilities	1.8	17.1
Long-term	Other non-current assets	3.4	—	Other non-current assets	1.6	—
	Other long-term liabilities	0.1	0.8	Other long-term liabilities	0.2	5.6
Total derivatives designated as hedging instruments		$25.7	$15.5		$10.3	$23.2
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	5.5	0.8	Prepaid expenses and other	3.2	1.2
	Other current liabilities	—	2.3	Other current liabilities	0.5	2.8
Total derivatives not designated as hedging instruments		$5.5	$3.1		$3.7	$4.0
Total derivatives		$31.2	$18.6		$14.0	$27.2

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of June 30, 2025				Derivative Liabilities as of June 30, 2025
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$6.1	$—	$6.1	$6.1	$—	$—	$—	$—
Foreign currency exchange contracts	13.4	(2.3)	11.1	11.1	2.3	(2.3)	—	—
Total derivatives	$19.5	$(2.3)	$17.2	$17.2	$2.3	$(2.3)	$—	$—

	Derivative Assets as of December 31, 2024				Derivative Liabilities as of December 31, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$9.9	$—	$9.9	$9.9	$—	$—	$—	$—
Foreign currency exchange contracts	0.5	(0.5)	—	—	19.0	(0.5)	18.5	18.5
Total derivatives	$10.4	$(0.5)	$9.9	$9.9	$19.0	$(0.5)	$18.5	$18.5

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS ENDED		SIX MONTHS ENDED			THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,					JUNE 30,
Derivatives Designated as Hedging Instruments	2025	2024	2025	2024		2025	2024	2025	2024
Cash Flow Hedges
Interest rate swap agreements	$(0.3)	$1.1	$(1.3)	$4.5	Interest expense	$1.4	$1.7	$2.7	$3.6
Foreign currency exchange contracts	12.7	(12.4)	24.2	(31.0)	Cost of sales	(1.1)	(9.7)	(6.6)	(18.9)
Total	$12.4	$(11.3)	$22.9	$(26.5)		$0.3	$(8.0)	$(3.9)	$(15.3)

Derivatives Not Designated as Hedging Instruments					Location of Gain or (Loss) Recognized in Income on Derivative	2025	2024	2025	2024
Cash Flow Hedges
Foreign currency exchange contracts					Cost of sales	$5.8	$(2.0)	$6.9	$(5.3)
Total						$5.8	$(2.0)	$6.9	$(5.3)

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
Pension benefits for employees covered under the Company's U.S. and United Kingdom ("U.K.") plans are frozen. Only certain grandfathered employees in the Netherlands still earn retirement benefits under a defined benefit pension plan. All other eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans. During 2024, the Company and the trustee initiated a de-risking strategy for the U.K. plan, which resulted in changes to the target asset allocation to fixed income and highly-liquid securities. During 2025, the trustee entered into a buy-in contract for the U.K. plan with a third-party insurance company. The trustee may choose to convert the buy-in policy to a buy-out contract by assigning individual insurance contracts to members. This process may extend for a significant period of time. Until any potential buy-out process is completed, the trustee remains responsible for the administration of the

U.K. plan, allocation of non-insured plan assets and payment of employee retirement benefits. If a buy-out of the U.K. plan is completed in the future and the criteria for settlement accounting is satisfied, any amounts relating to the U.K. plan remaining in accumulated other comprehensive income (loss) will be reclassified into earnings.

The Company presents the components of net periodic pension expense (benefit), other than service cost, in other (income) expense in the unaudited condensed consolidated statements of operations for its pension plans. Service cost for the Company's pension plan is reported in operating profit. The components of pension expense (benefit) are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,
	2025	2024	2025	2024
U.S. Pension
Interest cost	$0.5	$0.6	$1.1	$1.1
Expected return on plan assets	(0.5)	(0.7)	(1.1)	(1.3)
Amortization of actuarial loss	0.5	0.5	0.9	1.0
Net periodic pension expense	$0.5	$0.4	$0.9	$0.8
Non-U.S. Pension
Interest cost	1.5	1.3	2.9	2.6
Expected return on plan assets	(1.4)	(1.8)	(2.6)	(3.5)
Amortization of actuarial loss	0.4	0.4	0.8	0.7
Net periodic pension expense (benefit)	$0.5	$(0.1)	$1.1	$(0.2)

Note 10—Inventories

Inventories are summarized as follows:

	JUNE 30, 2025	DECEMBER 31, 2024
Finished goods and service parts	$422.9	$393.3
Work in process	30.3	32.1
Raw materials	435.2	431.7
Total manufactured inventories	888.4	857.1
LIFO reserve	(111.8)	(102.8)
Total inventory	$776.6	$754.3
Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At June 30, 2025 and December 31, 2024, 51% and 53%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, for the lift truck business in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

As a result of the Nuvera business realignment, during the three and six months ended June 30, 2025, the Company identified and recorded impairment charges of $4.6 million related to inventory. The charges are presented within the "Restructuring and impairment charges" line on the unaudited condensed consolidated statement of operations. Refer to Note 15, Restructuring and Impairment Charges, for further discussion.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2025
Balance at December 31, 2024	$87.2
Current year warranty expense	14.7
Change in estimate related to pre-existing warranties	0.4
Payments made	(23.5)
Foreign currency effect	1.7
Balance at June 30, 2025	$80.5

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

Note 13—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at June 30, 2025 and December 31, 2024 were $161.4 million and $219.2 million, respectively. As of June 30, 2025, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at June 30, 2025 was approximately $248.4 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of June 30, 2025, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with Wells Fargo Financial Leasing, Inc. ("WF") to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $34.5 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $16.5 million as of June 30, 2025. The $34.5 million is included in the $161.4 million of total amounts subject to recourse or repurchase obligations at June 30, 2025.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At June 30, 2025, approximately $134.0 million of the Company's total recourse or repurchase obligations of $161.4 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At June 30, 2025, loans from WF to HYGFS totaled $1.4 billion. Although the Company’s contractual guarantee was $285.2 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $134.0 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $262.0 million, which is secured by the Company's 20% share of HYGFS' customer receivables and other secured assets of $334.7 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

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

The Company's equity investments in unconsolidated affiliates recorded on the unaudited condensed consolidated balance sheets are as follows:

	June 30, 2025	December 31, 2024
HYGFS	$25.4	$27.7
SN	29.8	26.6
Bolzoni investments	0.5	0.4

Dividends received from unconsolidated affiliates are summarized below:

	SIX MONTHS ENDED
	JUNE 30
	2025	2024
HYGFS	$8.0	$4.4

Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2025	2024	2025	2024
Revenues	$117.4	$103.2	$223.5	$211.3
Gross profit	41.3	38.9	80.9	79.5
Income from continuing operations, net of tax	12.5	12.5	25.6	22.9
Net income	12.5	12.5	25.6	22.9

The Company has a debt investment in a third party, OneH2, Inc. The Company's investment was $0.8 million as of June 30, 2025 and December 31, 2024, respectively.

Note 15—Restructuring and Impairment Charges
During the three and six months ended June 30, 2025, the Company recognized restructuring and impairment charges of $15.7 million ($15.9 million in the Americas, $(0.3) million in EMEA and $0.1 million in JAPIC) and $15.9 million ($16.6 million in the Americas, $(1.6) million in EMEA and $0.9 million in JAPIC), respectively.

In connection with the strategic realignment of Nuvera, the Company identified indicators of impairment primarily related to the recoverability of long-lived assets and inventory, all of which had negatively impacted the Company and arose from adverse developments in the geopolitical and hydrogen markets. As a result, it was determined that the carrying value of the Nuvera fixed assets exceeded the undiscounted cash flows from the assets and the carrying value of Nuvera's fixed assets exceeded the fair value. Accordingly, the Company recognized restructuring and impairment charges in the second quarter of 2025 of $15.2 million, of which $9.6 million related to the impairment of certain long-lived assets and $4.6 million related to reducing inventory to its estimated net realizable value. In addition, the Company recognized $1.0 million of employee-severance costs related to the strategic realignment in the second quarter of 2025.
These charges were recognized within the Americas operating segment and are presented within the unaudited condensed consolidated statement of operations on the line "Restructuring and impairment charges." The Company does not expect to incur significant additional charges related to this strategic realignment.
In addition, the Company recognized $0.5 million and $0.7 million during the three and six months ended June 30, 2025, respectively, in connection with the programs initiated in 2024 to streamline the Company's manufacturing footprint and optimize its operations. These costs are included in "Restructuring and impairment charges" in the unaudited condensed consolidated statements of operations. The Company expects to execute these programs over the next 12 to 18 months and expects to incur an additional $4 million to $7 million through the end of 2025, and between $10 million to $23 million in 2026, with some previously estimated costs shifting from 2025 to 2026.
Following is the detail of the accrual for cash severance charges related to these programs:

Severance
Balance, January 1, 2025	$12.2
Charges	1.9
Payments	(3.3)
Reversals	(1.6)
Currency	0.2
Balance, June 30, 2025	$9.4

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

The Company, through HYMH, designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments and aftermarket parts marketed globally, primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. The Company's distribution network consisted of approximately 270 independent dealers as of June 30, 2025. The materials handling business historically has been cyclical because the order rate for lift trucks fluctuates depending on the economic activity level in the various industries and countries its customers serve. Lift trucks and component parts are manufactured in the United States, Northern Ireland, China, the Netherlands, Mexico, the Philippines, Brazil, Japan, Italy and Vietnam.

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

In May 2025, Bolzoni acquired 100% of the equity interest of a manufacturing business in Italy for an aggregate purchase price of $2.6 million, net of cash acquired. In addition, the agreement may require additional consideration to be paid by Bolzoni based upon the acquired business achieving certain revenue and profitability metrics in future years. The results of operations of this acquired business have been included in the Bolzoni segment since the date of acquisition and are not material to the Company's results of operations, financial position or cash flows. The Company has not yet finalized its analysis of the fair value of the acquired business, thus the allocation of the purchase price is preliminary and may change in future periods as fair value estimates of the assets acquired and liabilities assumed are refined during the measurement period. The Company will complete the purchase price allocation no later than one year after the date of acquisition.

During the second quarter of 2025, the Company announced a strategic business realignment of Nuvera Fuel Cells, LLC ("Nuvera") designed both to increase near-term profits and to create an integrated energy solutions program in the Americas segment, which is part of the HYMH business. Nuvera was merged into HYMH in the second quarter of 2025. As a result, the Company revised its operating segments to reflect changes in the way the chief operating decision maker (“CODM”) manages and evaluates the business. These changes did not impact the Company's condensed consolidated financial statements, but did impact its reportable segments. The historical and current results of the former Nuvera segment are now presented within the Americas operating segment. Refer to Note 4, Business Segments to the unaudited condensed consolidated financial statements for additional information on the Company's reportable segments. Comparative prior period amounts have been recast to reflect the segment change.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of Critical Accounting Policies and Estimates as disclosed on pages 19 through 20 in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Critical Accounting Policies and Estimates have not materially changed since December 31, 2024.

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)	SIX MONTHS ENDED		Favorable / (Unfavorable)
	JUNE 30,			JUNE 30,
	2025	2024	% Change	2025	2024	% Change
Revenues
Americas	$707.5	$881.5	(19.7)%	$1,406.4	$1,651.4	(14.8)%
EMEA	148.3	187.8	(21.0)%	266.5	387.2	(31.2)%
JAPIC	48.4	48.7	(0.6)%	95.7	86.4	10.8%
Lift truck business	904.2	1,118.0	(19.1)%	1,768.6	2,125.0	(16.8)%
Bolzoni	90.6	102.4	(11.5)%	170.9	198.6	(13.9)%
Eliminations	(38.2)	(52.3)	(27.0)%	(72.5)	(99.0)	(26.8)%
	$956.6	$1,168.1	(18.1)%	$1,867.0	$2,224.6	(16.1)%
Gross profit (loss)
Americas	$129.9	$199.6	(34.9)%	$272.4	$375.4	(27.4)%
EMEA	14.8	32.5	(54.5)%	27.7	66.4	(58.3)%
JAPIC	2.1	4.8	(56.3)%	5.5	8.4	(34.5)%
Lift truck business	146.8	236.9	(38.0)%	305.6	450.2	(32.1)%
Bolzoni	21.4	22.4	(4.5)%	39.9	44.2	(9.7)%
Eliminations	—	—	n.m.	0.4	0.6	(33.3)%
	$168.2	$259.3	(35.1)%	$345.9	$495.0	(30.1)%
Selling, general and administrative expenses
Americas	$102.3	$107.1	4.5%	$201.6	$202.7	0.5%
EMEA	30.1	27.7	(8.7)%	59.2	56.4	(5.0)%
JAPIC	9.6	10.5	8.6%	19.5	19.6	0.5%
Lift truck business	142.0	145.3	2.3%	280.3	278.7	(0.6)%
Bolzoni	19.0	18.4	(3.3)%	36.9	36.9	—%
	$161.0	$163.7	1.6%	$317.2	$315.6	(0.5)%
Restructuring and impairment charges (reversals)
Americas	$15.9	$—	n.m.	$16.6	$—	n.m.
EMEA	(0.3)	—	n.m.	(1.6)	—	n.m.
JAPIC	0.1	—	n.m.	0.9	—	n.m.
Lift truck business	15.7	—	n.m.	15.9	—	n.m.
Bolzoni	—	—	n.m.	—	—	n.m.
Eliminations	—	—	n.m.	—	—	n.m.
	$15.7	$—	n.m.	$15.9	$—	n.m.
Operating profit (loss)
Americas	$11.7	$92.5	(87.4)%	$54.2	$172.7	(68.6)%
EMEA	(15.0)	4.8	(412.5)%	(29.9)	10.0	(399.0)%
JAPIC	(7.6)	(5.7)	(33.3)%	(14.9)	(11.2)	(33.0)%
Lift truck business	(10.9)	91.6	(111.9)%	9.4	171.5	(94.5)%
Bolzoni	2.4	4.0	(40.0)%	3.0	7.3	(58.9)%
Eliminations	—	—	n.m.	0.4	0.6	(33.3)%
	$(8.5)	$95.6	(108.9)%	$12.8	$179.4	(92.9)%

	THREE MONTHS ENDED		Favorable / (Unfavorable)	SIX MONTHS ENDED		Favorable / (Unfavorable)
	JUNE 30,			JUNE 30,
	2025	2024	% Change	2025	2024	% Change
Interest expense	$7.9	$8.8	10.2%	$15.6	$17.7	11.9%
Other income	$(3.2)	$(3.2)	—%	$(6.4)	$(5.2)	23.1%
Net income (loss) attributable to stockholders	$(13.9)	$63.3	(122.0)%	$(5.3)	$114.8	(104.6)%
Diluted earnings per share	$(0.79)	$3.58	(122.1)%	$(0.30)	$6.51	(104.6)%
Reported income tax rate	n.m.	29.0%		n.m.	30.7%
n.m. - not meaningful

The following is the detail of the approximate sales value of the Company's lift truck unit bookings dollar value and lift truck backlog dollar value. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit. As of June 30, 2025, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2025	2024	2025	2024
Bookings, approximate sales value	$330	$380	$920	$900
Backlog, approximate sales value	$1,650	$2,560	$1,650	$2,560

Second Quarter of 2025 Compared with Second Quarter of 2024

The following table identifies the components of change in revenues for the second quarter of 2025 compared with the second quarter of 2024:

	Revenues
		Lift Truck
	HY	Americas	EMEA	JAPIC
2024	$1,168.1	$881.5	$187.8	$48.7
Increase (decrease) in 2025 from:
Lift Truck
Unit volume and product mix	(208.1)	(171.1)	(37.2)	0.3
Price	(10.6)	(5.6)	(5.1)	0.1
Parts	(8.4)	(5.9)	(2.4)	(0.1)
Foreign currency	2.0	(1.9)	4.3	(0.4)
Other	11.3	10.5	0.9	(0.2)
Bolzoni revenues	(11.8)	—	—	—
Eliminations	14.1	—	—	—
2025	$956.6	$707.5	$148.3	$48.4

Revenues decreased 18.1% to $956.6 million in the second quarter of 2025 from $1,168.1 million in the second quarter of 2024. The decrease in Lift Truck revenues was primarily due to a decline in unit volume and a shift in sales to lower-priced lift trucks, mainly in the Americas and EMEA. The Company believes reduced volumes were a result of the impact of continued economic uncertainty on the Company's end-customer order patterns and overall weaker industry booking rates experienced since early 2024. The decrease was partially offset by higher other revenues, including improved fleet services revenue.

Bolzoni's revenues decreased in the second quarter of 2025 compared with the second quarter of 2024, primarily due to lower unit volume.

The following table identifies the components of change in operating profit (loss) for the second quarter of 2025 compared with the second quarter of 2024:

	Operating Profit (Loss)
		Lift Truck
	HY	Americas	EMEA	JAPIC
2024	$95.6	$92.5	$4.8	$(5.7)
Increase (decrease) in 2025 from:
Lift truck gross profit	(90.1)	(69.7)	(17.7)	(2.7)
Restructuring and impairment charges	(15.7)	(15.9)	0.3	(0.1)
Lift truck selling, general and administrative expenses	3.3	4.8	(2.4)	0.9
Bolzoni operations	(1.6)	—	—	—
2025	$(8.5)	$11.7	$(15.0)	$(7.6)

The Company recognized an operating loss of $8.5 million in the second quarter of 2025 compared with an operating profit of $95.6 million in the second quarter of 2024. The decrease in operating profit was primarily due to lower gross profit, mainly from lower volume, lower overhead absorption rates tied to lower production volume, higher material and freight costs, including tariffs, and unfavorable pricing. Additionally, the Company recognized $15.7 million in restructuring and impairment charges in connection with the strategic realignment of Nuvera and programs initiated in 2024 to streamline the Company's manufacturing footprint and optimize its operations. See Note 15, Restructuring and Impairment Charges, to the unaudited condensed consolidated financial statements for further discussion. The decreases were partially offset by lower selling, general and administrative expenses primarily related to decreased incentive compensation costs.

Operating profit in the Americas decreased to $11.7 million in the second quarter of 2025 compared with $92.5 million in the second quarter of 2024. The decrease was due to lower gross profit primarily from lower volume, lower overhead absorption rates tied to lower production volume and an increase in material and freight costs, including tariffs. In addition, $15.9 million in restructuring and impairment charges were recognized in the Americas during the second quarter of 2025. The decreases were partially offset by lower selling, general and administrative expenses primarily related to decreased incentive compensation costs.

EMEA recognized an operating loss of $15.0 million in the second quarter of 2025 compared to an operating profit of $4.8 million in the second quarter of 2024. The decrease was primarily due to lower gross profit from a shift in sales to lower-margin products, unfavorable pricing and manufacturing variances and an increase in material and freight costs.

The operating loss in JAPIC was $7.6 million in the second quarter of 2025 compared with $5.7 million in the second quarter of 2024, mainly due to lower gross profit from manufacturing inefficiencies and unfavorable currency movements.

Bolzoni's operating profit decreased to $2.4 million in the second quarter of 2025 compared with $4.0 million in the second quarter of 2024, primarily due to lower unit volumes and as well as lower overhead absorption rates tied to lower production levels.

The Company recognized a net loss attributable to stockholders of $13.9 million in the second quarter of 2025 compared with net income attributable to stockholders of $63.3 million in the second quarter of 2024. The decline was primarily the result of lower operating profit.

First Six Months of 2025 Compared with First Six Months of 2024

The following table identifies the components of change in revenues for the first six months of 2025 compared with the first six months of 2024:

	Revenues
		Lift truck
	HY	Americas	EMEA	JAPIC
2024	$2,224.6	$1,651.4	$387.2	$86.4
Increase (decrease) in 2025 from:
Lift Truck
Unit volume and product mix	(370.8)	(273.6)	(107.2)	10.0
Foreign currency	(9.3)	(6.9)	(1.0)	(1.4)
Price	(7.0)	0.8	(7.9)	0.1
Parts	(3.1)	(2.0)	(1.9)	0.8
Other	33.8	36.7	(2.7)	(0.2)
Bolzoni revenues	(27.7)	—	—	—
Eliminations	26.5	—	—	—
2025	$1,867.0	$1,406.4	$266.5	$95.7

Revenues decreased 16.1% to $1,867.0 million in the first six months of 2025 from $2,224.6 million in the first six months of 2024. The decrease was primarily due to a decline in unit volume, mainly in the Americas and EMEA. The Company believes reduced volumes were a result of the impact of continued economic uncertainty on the Company's end-customer order patterns and overall weaker industry booking rates experienced since early 2024. The decrease was partially offset by higher other revenues, including improved fleet services revenue.

Bolzoni revenues decreased in the first six months of 2025 compared with the first six months of 2024, primarily due to lower unit volume.

The following table identifies the components of change in operating profit for the first six months of 2025 compared with the first six months of 2024:

	Operating Profit (Loss)
		Lift truck
	HY	Americas	EMEA	JAPIC
2024	$179.4	$172.7	$10.0	$(11.2)
Increase (decrease) in 2025 from:
Lift truck gross profit	(144.8)	(103.0)	(37.6)	(2.9)
Lift truck selling, general and administrative expenses	(1.6)	1.1	(3.9)	0.1
Restructuring and impairment charges	(15.9)	(16.6)	1.6	(0.9)
Bolzoni operations	(4.3)	—	—	—
2025	$12.8	$54.2	$(29.9)	$(14.9)

The Company's operating profit decreased from $179.4 million in the first six months of 2024 to $12.8 million in the first six months of 2025. The decrease in operating profit was primarily due to lower gross profit, mainly from lower volume and higher material and freight costs, including tariffs, as well as lower overhead absorption rates tied to lower production volume. Additionally, the company recognized $15.9 million in restructuring and impairment charges in connection with the strategic realignment of Nuvera and programs initiated in 2024 to streamline the Company's manufacturing footprint and optimize its operations. See Note 15, Restructuring and Impairment Charges, to the Company's unaudited condensed consolidated financial statements for further discussion.

Operating profit in the Americas decreased in the first six months of 2025 compared with the first six months of 2024, primarily due to decreased gross profit, mainly from lower volume and higher material and freight costs, including tariffs, as well as lower overhead absorption rates tied to lower production volume. In addition, $16.6 million in restructuring and impairment charges were recognized in the Americas during the first six months of 2025.

EMEA had an operating loss of $29.9 million in the first six months of 2025 compared with an operating profit of $10.0 million the first six months of 2024. The decrease was mainly due to lower gross profit from lower unit volume, lower pricing and a shift in sales to lower-margin products. Higher material and freight costs as well as lower overhead absorption rates tied to lower production volume also contributed to the decline in operating profit (loss). Selling general and administrative expenses were higher as a result of increased marketing and sales costs.

JAPIC's operating loss increased to $14.9 million in the first six months of 2025 from $11.2 million in the first six months of 2024, primarily due to lower gross profit from unfavorable foreign currency, higher material and freight costs and lower unit volume, partially offset by lower selling, general and administrative expenses.

Bolzoni's operating profit decreased to $3.0 million in the first six months of 2025 compared with $7.3 million in the first six months of 2024, primarily due to lower unit volumes as well as lower overhead absorption rates tied to lower production volume.

The Company recognized a net loss attributable to stockholders of $5.3 million in the first six months of 2025 compared with net income attributable to stockholders $114.8 million in the first six months of 2024. The decline was primarily the result of lower operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30, 2025 compared to the same period in the prior year:

	2025	2024	Change
Operating activities:
Net (Loss) Income	$(4.7)	$115.7	$(120.4)
Depreciation and amortization	22.8	24.1	(1.3)
Stock-based compensation	6.2	17.4	(11.2)
Restructuring and impairment charges	15.9	—	15.9
Dividends from unconsolidated affiliates	8.0	4.4	3.6
Other operating activities	10.1	8.8	1.3
Changes in assets and liabilities
Accounts receivable	7.2	(83.9)	91.1
Inventories	11.6	9.0	2.6
Other current assets	1.8	(1.4)	3.2
Accounts payable and other liabilities	(86.4)	(74.2)	(12.2)
Net cash provided by (used for) operating activities	(7.5)	19.9	(27.4)
Investing activities:
Expenditures for property, plant and equipment	(24.4)	(19.7)	(4.7)
Proceeds from the sale of assets	1.4	1.0	0.4
Business acquisition, net of cash acquired	(2.6)	—	(2.6)
Net cash used for investing activities	(25.6)	(18.7)	(6.9)
Cash flow before financing activities	$(33.1)	$1.2	$(34.3)

Net cash provided by (used for) operating activities decreased $27.4 million in the first six months of 2025 compared with the first six months of 2024, primarily due to lower net income and a use of cash in other liabilities primarily due to higher employee-related payments, including incentive compensation, in the first six months of 2025. This was partially offset by changes in accounts receivable mainly as a result of lower revenues during the first six months of 2025 compared with the first six months of 2024.

The change in net cash used for investing activities during the first six months of 2025 compared with the first six months of 2024 was mainly due to higher capital expenditures and Bolzoni's acquisition of a manufacturing business in Italy in 2025.

	2025	2024	Change
Financing activities:
Net increase of long-term debt and revolving credit agreements	$20.1	$10.8	$9.3
Cash dividends paid	(13.9)	(13.1)	(0.8)
Purchase of treasury stock	(4.4)	(9.1)	4.7
Financing fees paid	(2.1)	—	(2.1)
Net cash used for financing activities	$(0.3)	$(11.4)	$11.1

The change in net cash used for financing activities was primarily due to borrowings under the Company's revolving credit facilities during the first six months of 2025 compared to payments in the first six months of 2024. Additionally, the Company purchased less treasury stock in the first six months of 2025 related to employee-related incentive stock compensation plans compared with the first six months of 2024.

Financing Activities

On June 24, 2025, the Company entered into an amended and restated agreement for a $300.0 million secured, floating-rate revolving credit facility (the “Facility”). The Facility consists of a domestic revolving credit facility in the initial amount of $210.0 million and a foreign revolving credit facility in the initial amount of $90.0 million. The Facility matures on June 24, 2030. The Facility replaced the Company’s previous revolving credit facility, which was set to mature on June 24, 2026. The Facility can be increased to up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders.

The obligations under the Facility are generally secured by a first priority lien on working capital assets of the borrowers and guarantors in the Facility, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property. The approximate book value of assets held as collateral under the Facility was $1.1 billion as of June 30, 2025.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At June 30, 2025, the Company was in compliance with the covenants in the Facility.

Key terms of the Facility as of June 30, 2025 were as follows:

FACILITY
U.S. borrowing capacity	$210.0
Non-U.S. borrowing capacity	90.0
Less: outstanding amount	90.4
Less: availability restrictions	4.1
Availability	$205.5

FACILITY
Applicable margins, as defined in agreement
U.S. base rate loans	0.25% to 0.75%
Term SOFR, EURIBOR and non-U.S. base rate loans	1.25% to 1.75%
Applicable margins, for amounts outstanding
U.S. base rate loans	0.50%
Term SOFR loans	1.50%
Non-U.S. base rate loans	1.50%
Applicable interest rate, for amounts outstanding
U.S. base rate	8.00%
Term SOFR	5.92%
Facility fee, per annum on unused commitment	0.25%

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
The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on U.S. working capital assets of the borrowers and guarantors of the Facility, which includes, but is not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Term Loan was $0.9 billion as of June 30, 2025.
In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. At June 30, 2025, the Company was in compliance with the covenants in the Term Loan.
Key terms of the Term Loan as of June 30, 2025 were as follows:

TERM LOAN
Outstanding	$216.0
Less: discounts and unamortized deferred financing fees	2.2
Net amount outstanding	$213.8
Applicable margins, as defined in agreement
U.S. base rate loans	2.50%
SOFR	3.50%
SOFR adjustment, as defined in agreement	0.11%
SOFR floor	0.50%
Applicable interest rate, for amounts outstanding	7.94%
The Company had other debt outstanding, excluding finance leases, of approximately $146.0 million at June 30, 2025. In addition to the excess availability under the Facility of $205.5 million, the Company had remaining availability of $53.0 million related to other non-U.S. revolving credit agreements at June 30, 2025.
The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and the foreseeable future thereafter.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2024, there have been no significant changes in the total amount of the Company's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on page 26 in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Six Months Ended June 30, 2025	Planned for Remainder of 2025	Planned 2025 Total	Actual 2024
Lift truck business	$21.1	$ 24-29	$ 45-50	$40.9
Bolzoni	3.3	2-6	5-10	6.9
	$24.4	$ 26-35	$ 50-60	$47.8

Planned expenditures for the remainder of 2025 are primarily for improvements at manufacturing locations and manufacturing equipment, product development and improvements to information technology infrastructure. Management will closely monitor market conditions and may adjust investments levels and timing as market visibility improves.

The primary sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	JUNE 30, 2025	DECEMBER 31, 2024	Change
Cash and cash equivalents	$66.9	$96.6	$(29.7)
Other net tangible assets	880.4	750.5	129.9
Intangible assets	33.9	33.1	0.8
Goodwill	55.4	54.6	0.8
Net assets	1,036.6	934.8	101.8
Total debt	(473.2)	(440.7)	(32.5)
Total temporary and permanent equity	$563.4	$494.1	$69.3
Debt to total capitalization	46%	47%	(1)%

OUTLOOK

Consolidated Strategic Perspective

The Company’s full-year 2025 outlook includes numerous assumptions, including potential tariff impacts and actions to mitigate their effect on its financial results. The Company’s proactive initiatives, including price increases and lower costs from changes to global product sourcing, supply chain adjustments, and cost optimization programs, are expected to partially offset higher, tariff-related costs. Key outlook assumptions include:

1.U.S. tariffs in effect on July 9, 2025, as the baseline,
2.current Section 301 tariff exemption related to lift truck parts not extended beyond August 31, 2025,
3.no additional tariffs will be added globally,
4.company demand forecasts are based on bookings trends, backlog levels and market data, and
5.the successful implementation of the Company’s proactive initiatives outlined above.

Given these assumptions, tariffs are expected to negatively affect the Company's financial results in the second half of 2025, even after mitigation actions are implemented. The Company is pursuing strategies to reduce this impact. The possibility of further tariff measures creates uncertainty and makes it difficult to provide a precise impact estimate at this time. The Company will continue to maintain pricing strategies aligned with material cost changes and enforce cost discipline across the organization, regardless of tariff developments.

Despite the current uncertain economic environment, the Company remains committed to its mission to deliver optimal solutions and exceptional customer care and to position the Company for substantial long-term profitable growth.

Lift Truck Business

During Q2 2025, the total lift truck market declined. As result, the Company experienced a significant contraction of its global lift truck bookings, reflecting a more cautious customer approach amid ongoing economic uncertainty. The Company's traditional strong customers are deferring capital expenditures, resulting in delayed purchasing decisions and a temporary softening in lift truck order activity. However, the Company’s sales quoting activity remained steady in Q2 compared to improved Q1 2025 levels.

This sustained higher quoting volume highlights resilient underlying demand opportunity and positions the Company to capitalize on market opportunities as customer confidence strengthens and capital spending accelerates. Management remains focused on proactive customer engagement, closely monitoring demand trends, and preserving the Company’s agility to respond quickly to ensure that the Company is well prepared to increase bookings as macroeconomic and tariff uncertainty conditions improve.

Dollar value bookings decreased to $330 million from $590 million in Q1 2025, reflecting a significant decline in both the EMEA and Americas regions, while JAPIC remained flat. The elevated Q1 bookings were partially driven by customers accelerating their purchases ahead of anticipated tariff-related price increases. In contrast, Q2 2025 bookings were negatively impacted by heightened tariff-related uncertainty. Compared to Q2 2024, dollar value bookings decreased by $50 million, with Americas increasing and a substantial decline in EMEA. These results highlight regional demand volatility, with particular weakness in EMEA. The Company monitors booking trends closely and remains dedicated to strategic initiatives to bolster its orders while maintaining cost discipline.

At the end of Q2 2025, the Company’s backlog stood at $1.7 billion, decreasing from $1.9 billion at Q1 2025 as shipments exceeded bookings, primarily in the Americas. The Company’s ability to maintain a solid backlog is being challenged by the prolonged bookings demand weakness. As a result, the Company continues to balance production levels with evolving product demand in order to maintain a multi-month production backlog.

Production output is currently expected to increase in the second half of 2025 compared to the first half of the year. However, in response to ongoing macroeconomic uncertainty and tariff pressures, the Company has moderated these production growth expectations. This adjustment will help to maintain manufacturing efficiency as well as optimize inventory levels. If the bookings market or the Company’s traditional customer base bookings improvements do not materialize as expected, global production levels will likely moderate further in the latter half of 2025.

The Company continues to focus on maintaining bookings with product margins at or above targeted levels through a combination of new product introductions, including increasingly available modular and scalable models, and ongoing cost and pricing discipline for existing products. Product margins are expected to remain above targeted levels in 2025 but decline year-over-year due to increased competitive pressure in a lower-demand market.

In Q2 2025, the Company implemented monthly price adjustments to quickly address tariff changes. These pricing actions enable more effective margin management during this period of heightened volatility. Price adjustments will persist, as necessary, to minimize the impact of tariffs on the Company’s cost structure. Price adjustments apply to new orders at the time they are booked, resulting in a temporary delay before the Company can recover the increased costs associated with tariffs.

Projects initiated in 2024 to streamline the Company's manufacturing footprint and optimize its operations are progressing with $1.4 million in the first six months of 2025. The Company now expects to incur an additional $4 million to $7 million through 2025, and between $10 million to $23 million in 2026. Total project expenditure estimates are in line with prior guidance, with some expected costs shifting from 2025 to 2026. Initial benefits from these programs are expected in late 2025 and into 2026 but will likely be offset by operational inefficiencies from lower production volumes compared to the prior year. Starting in 2027, these fully developed programs should generate significant annualized income and cash benefits ranging between $30 million to $40 million. These savings will significantly offset the business’ negative impact from future market cyclicality. Savings estimates are based on current expected volume and cost assumptions.

Operating expenses are projected to decline modestly in 2025 year-over-year, primarily due to cost savings from Nuvera’s strategic realignment. Results from this action are expected to generate annualized cost reductions of $15 to $20 million beginning in the second half of 2025. Additionally, the Company anticipates that $10 to $15 million of Nuvera’s costs will be integrated into the Lift Truck business, mainly to fill open positions and accelerate development of both lithium-ion batteries and related services and mobile charging products. The Company does not expect to incur significant additional charges related to the Nuvera strategic alignment progresses.

Operating profit is projected to moderately increase in Q3 2025 compared to Q2 2025, driven primarily by higher sales volumes as a result of added consumer demand and enhanced manufacturing efficiency.

The Company anticipates a decline in full-year 2025 operating profit relative to prior guidance. This outlook reflects the near-term effects of reduced bookings and lower production volumes. Potential tariff costs and timing lags in mitigating actions may also create an earnings drag. However, management believes tax reform impacts could be favorable which will help to offset some of these adverse changes.

While the path forward likely presents demand and production volatility challenges, management is confident that its disciplined cost control actions and capital allocation efforts will position the Company to capitalize on growth opportunities as market conditions improve.

Bolzoni

Bolzoni's Q3 2025 revenues are projected to slightly improve compared to the second quarter as higher attachment sales are expected to offset reduced legacy component sales to the Lift Truck business. Q3 2025 operating profit is anticipated to increase moderately due to reduced manufacturing spending related to improved factory utilization.

Full year 2025 revenues are anticipated to decline year-over-year, reflecting weaker demand projections across Bolzoni’s customer base. Product mix and cost control improvements are not expected to fully compensate for lower sales. As a result, 2025 operating profit is projected to be below 2024’s adjusted operating profit.

Consolidated

The Company anticipates modest sequential growth in both revenue and operating profit growth in Q3 2025. For the full year 2025, the Company still expects revenues, production levels and profits to be below robust 2024 results. However, outlook has deteriorated due to tariff impacts to material cost and a greater than expected decline in demand in the second half of 2025. Global trade and geopolitical uncertainty, among other factors, may cause the Company’s results to deviate significantly from its current outlook.

The financial discipline established over the past several years is helping the Company deliver stronger and more consistent financial results. The Company targets a 7% operating profit margin across the business cycle. During periods of strong backlog-driven production, such as those experienced in early 2024, the Company should exceed this target. However, during cyclically lower lift truck market demand phases, the Company intends to offset production declines by maintaining strong financial and operational discipline, with stronger results than in previous downturns. The Company is making progress toward achieving these goals and its strategic initiatives should add further benefits over time.

The Company continues to focus on generating strong operating cash flow and accretive capital deployment. To support these goals, the Company is actively implementing initiatives to drive working capital efficiency. With the expected 2025 lift truck production decrease, there is an intense focus on timely realignment of production and working capital processes. Key actions, including inventory optimization, are underway and are expected to yield significant progress in 2025. These efforts support strong full-year cash flow from operations generation, moderately below those achieved in 2024, despite the projected lower 2025 net income.

Effective cash flow utilization is critical to the Company’s ongoing transformation. This involves substantial capital investments in advanced products, manufacturing efficiencies and information technology upgrades. For 2025, capital expenditures are now forecasted to range between $50 million and $60 million. Management will closely monitor market conditions and may adjust investments levels and timing as market visibility improves.

As the Company continues to generate cash, it remains committed to its disciplined capital allocation framework. This includes reducing leverage, executing strategic investments to support profitable growth, and delivering sustainable value and strong returns to shareholders.

Long-Term Objectives

The Company's vision is to transform the way the world moves materials from Port to Home. It strives to do this through its two customer promises: first, to provide optimal customer solutions, and second, to provide exceptional customer care. The Company is focused on executing established strategic initiatives and key projects to transform the Company’s core lift truck business while building new business opportunities in the warehouse lift truck, vehicle automation, energy management and attachment business activities. These complementary growth and profit improvement projects should help the Company fulfill these two promises while achieving long-term revenue and operating profit growth. The Company believes key projects will contribute to an increased and sustainable lift truck and attachment competitive advantage over time.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) delays in delivery and other supply chain disruptions, or increases in costs as a result of inflation or otherwise, including materials, critical components and transportation costs and shortages, the imposition of tariffs on raw materials or sourced products, and labor, or changes in or unavailability of quality suppliers or transporters, including the impacts of the foregoing risks on the Company's liquidity, (2) impacts resulting from increased trade barriers and restrictions on international trade, including as a result of previously announced, and potentially new, changes to U.S. trade policy and tariffs as well as retaliatory tariffs imposed by other countries where the Company does business, (3) delays in manufacturing and delivery schedules, (4) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, including any cyclical reduction in demand in the lift truck industry, (5) customer acceptance of pricing, (6) customer acceptance of, changes in the costs of, or delays in the development of new products, (7) the ability of Hyster-Yale and its dealers, suppliers and end-users to access credit, or obtain financing at reasonable rates, or at all, as a result of interest rate volatility and current economic and market conditions, including inflation, (8) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, including the Uyghur Forced Labor Prevention Act (the “UFLPA”) which could impact the Company's imports from China, as well as armed conflicts, including the Russia/Ukraine conflict, the Israel and Gaza conflict and/or the conflict in the Red Sea, and their regional effects, (9) exchange rate fluctuations, interest rate volatility and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (10) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives and restructuring programs, (11) the successful commercialization of products and technology related to the energy solutions program, (12) political and economic uncertainties in the countries where the Company does business, as well as the effects of any withdrawals from such countries, (13) bankruptcy of or loss of major dealers, retail customers or suppliers, (14) introduction of new products by, more favorable product pricing offered by or shorter lead times available through competitors, (15) product liability or other litigation, warranty claims or returns of products, (16) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (17) the ability to attract, retain, and replace workforce and administrative employees, (18) disruptions resulting from natural disasters, public health crises, political crises or other catastrophic events, and (19) the ability to protect the Company’s information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network breaches.

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

Changes in internal control over financial reporting: During the second quarter of 2025, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1    Legal Proceedings
None

Item 1A Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2025 in the sections entitled “Risk Factors.”

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
Month #1 (April 1, 2025 - April 30, 2025)	—	$—	—	$44,239,122
Month #2 (May 1, 2025 - May 31, 2025)	—	$—	—	$44,239,122
Month #3 (June 1, 2025 - June 30, 2025)	—	$—	—	$44,239,122
Total	—	$—	—	$44,239,122
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

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
    Not applicable

Item 5    Other Information
None of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended June 30, 2025.

Item 6    Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number*	Description of Exhibits

10.1
Third Amended and Restated Loan, Security and Guaranty Agreement, dated as of June 24, 2025, among Hyster-Yale, Inc., and Hyster-Yale Materials Handling, Inc., as U.S. Borrowers, Hyster-Yale Nederland B.V., as the Dutch Borrower, and Hyster-Yale UK Limited, as the UK Borrower, certain Persons party thereto from time to time as Guarantors, certain financial institutions, as Lenders, and Bank of America, N.A., as Administrative Agent and Security Trustee

31(i)(1)	Certification of Rajiv K. Prasad. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Scott A. Minder pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Rajiv K. Prasad and Scott A. Minder
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101
* Numbered in accordance with Item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale, Inc.

Date:	August 5, 2025	/s/ Dena R. McKee
Dena R. McKee
Vice President, Controller and Chief Accounting Officer (principal accounting officer)