Form 10-Q
period 2025-09-30
HYSTER-YALE, INC.
filed 2025-11-04
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act..

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

Number of shares of Class A Common Stock outstanding at October 31, 2025: 14,283,983
Number of shares of Class B Common Stock outstanding at October 31, 2025: 3,449,811

HYSTER-YALE, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2025	DECEMBER 31 2024
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$71.1	$96.6
Accounts receivable, net	520.6	488.4
Inventories, net	740.3	754.3
Prepaid expenses and other	111.8	94.0
Total Current Assets	1,443.8	1,433.3
Property, Plant and Equipment, Net	320.6	306.7
Intangible Assets, Net	33.0	33.1
Goodwill	55.5	54.6
Deferred Income Taxes	8.0	6.7
Investments in Unconsolidated Affiliates	56.6	55.5
Other Non-current Assets	143.0	139.3
Total Assets	$2,060.5	$2,029.2
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$472.0	$447.8
Accounts payable, affiliates	4.0	7.7
Revolving credit facilities	74.4	54.2
Short-term debt and current maturities of long-term debt	141.2	144.6
Accrued payroll	87.3	105.5
Deferred revenue	43.7	56.8
Other current liabilities	214.4	241.3
Total Current Liabilities	1,037.0	1,057.9
Long-term Debt	252.2	241.9
Self-insurance Liabilities	38.3	37.8
Deferred Income Taxes	9.2	8.4
Other Long-term Liabilities	168.4	189.1
Total Liabilities	1,505.1	1,535.1
Temporary Equity
Redeemable Noncontrolling Interest	15.1	14.9
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 14,270,565 shares outstanding (2024 - 13,962,422 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,450,062 shares outstanding (2024 - 3,456,548 shares outstanding)	0.1	0.1
Capital in excess of par value	356.4	350.9
Treasury stock	(15.3)	(13.6)
Retained earnings	348.1	374.6
Accumulated other comprehensive loss	(153.4)	(237.0)
Total Stockholders' Equity	536.0	475.1
Noncontrolling Interests	4.3	4.1
Total Permanent Equity	540.3	479.2
Total Liabilities and Equity	$2,060.5	$2,029.2

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2025	2024	2025	2024
	(In millions, except per share data)
Revenues	$979.1	$1,016.1	$2,846.1	$3,240.7
Cost of sales	823.2	823.2	2,344.3	2,552.8
Gross Profit	155.9	192.9	501.8	687.9
Operating Expenses
Selling, general and administrative expenses	152.6	158.6	469.8	474.2
Restructuring and impairment charges	1.0	1.2	16.9	1.2
Operating Profit	2.3	33.1	15.1	212.5
Other (income) expense
Interest expense	8.0	8.4	23.6	26.1
Income from unconsolidated affiliates	(1.6)	(3.6)	(7.2)	(6.7)
Other, net	0.5	0.2	(0.3)	(1.9)
	6.9	5.0	16.1	17.5
Income (Loss) Before Income Taxes	(4.6)	28.1	(1.0)	195.0
Income tax expense (benefit)	(2.9)	10.3	5.4	61.5
Net Income (Loss)	(1.7)	17.8	(6.4)	133.5
Net Income attributable to noncontrolling interests	(0.1)	(0.1)	(0.3)	(0.5)
Net Income attributable to redeemable noncontrolling interests	(0.3)	(0.3)	(0.2)	(0.3)
Accrued dividend to redeemable noncontrolling interests	(0.2)	(0.2)	(0.7)	(0.7)
Net Income (Loss) Attributable to Stockholders	$(2.3)	$17.2	$(7.6)	$132.0

Basic Earnings (Loss) per Share	$(0.13)	$0.98	$(0.43)	$7.57
Diluted Earnings (Loss) per Share	$(0.13)	$0.97	$(0.43)	$7.47

Dividends per Share	$0.3600	$0.3500	$1.0700	$1.0250

Basic Weighted Average Shares Outstanding	17.717	17.500	17.651	17.435
Diluted Weighted Average Shares Outstanding	17.717	17.752	17.651	17.674

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2025	2024	2025	2024
	(In millions)
Net Income (Loss)	$(1.7)	$17.8	$(6.4)	$133.5
Other comprehensive income (loss)
Foreign currency translation adjustment	2.2	26.7	58.9	0.7
Current period cash flow hedging activity, net of tax	(2.6)	14.0	20.7	(12.4)
Reclassification of hedging activities into earnings, net of tax	(2.7)	7.0	1.4	22.2
Reclassification of pension into earnings, net of tax	0.9	0.8	2.6	2.5
Comprehensive Income (Loss)	$(3.9)	$66.3	$77.2	$146.5
Net Income attributable to noncontrolling interests	(0.1)	(0.1)	(0.3)	(0.5)
Net Income attributable to redeemable noncontrolling interests	(0.3)	(0.3)	(0.2)	(0.3)
Accrued dividend to redeemable noncontrolling interests	(0.2)	(0.2)	(0.7)	(0.7)
Foreign currency translation adjustment attributable to noncontrolling interests	(0.1)	(0.4)	(0.3)	(0.3)
Comprehensive Income (Loss) Attributable to Stockholders	$(4.6)	$65.3	$75.7	$144.7

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2025	2024
	(In millions)
Operating Activities
Net Income (Loss)	$(6.4)	$133.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34.1	35.8
Amortization of deferred financing fees	1.1	1.2
Deferred income taxes	0.3	(1.1)
Restructuring and impairment charges	16.9	1.2
Stock-based compensation	8.3	21.9
Dividends from unconsolidated affiliates	7.9	4.4
Other	5.8	22.9
Changes in assets and liabilities:
Accounts receivable	(9.9)	(38.2)
Inventories	49.8	(41.5)
Other current assets	3.0	0.1
Accounts payable	(3.7)	2.1
Other liabilities	(77.6)	(52.3)
Net cash provided by operating activities	29.6	90.0
Investing Activities
Expenditures for property, plant and equipment	(38.9)	(29.9)
Proceeds from the sale of assets	1.7	1.4
Business acquisition, net of cash acquired	(2.6)	(2.2)
Net cash used for investing activities	(39.8)	(30.7)
Financing Activities
Additions to debt	111.6	130.7
Reductions of debt	(123.2)	(157.2)
Net change to revolving credit agreements	20.0	(7.4)
Cash dividends paid	(18.9)	(17.9)
Cash dividends paid to noncontrolling interest	(1.3)	(1.3)
Purchase of treasury stock	(4.5)	(9.1)
Financing fees paid	(2.1)	—
Net cash used for financing activities	(18.4)	(62.2)
Effect of exchange rate changes on cash	3.1	(0.3)
Cash and Cash Equivalents
Decrease for the period	(25.5)	(3.2)
Balance at the beginning of the period	96.6	78.8
Balance at the end of the period	$71.1	$75.6

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY AND PERMANENT EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, June 30, 2024	$14.2	$0.1	$0.1	$(9.1)	$345.1	$359.3	$(144.3)	$(20.2)	$(65.3)	$465.7	$2.2	$467.9
Stock-based compensation	—	—	—	—	4.6	—	—	—	—	4.6	—	4.6
Stock issued under stock compensation plans	—	—	—	0.4	(0.4)	—	—	—	—	—	—	—
Net income (loss)	0.3	—	—	—	—	17.2	—	—	—	17.2	0.1	17.3
Cash dividends	—	—	—	—	—	(6.1)	—	—	—	(6.1)	—	(6.1)
Accrued dividends	0.2	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive loss	—	—	—	—	—	—	26.7	14.0	—	40.7	—	40.7
Reclassification adjustment to net income	—	—	—	—	—	—	—	7.0	0.8	7.8	—	7.8
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	1.7	1.7
Foreign currency translation on noncontrolling interest	0.3	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, September 30, 2024	$15.0	$0.1	$0.1	$(8.7)	$349.3	$370.4	$(117.6)	$0.8	$(64.5)	$529.9	$4.1	$534.0

Balance, June 30, 2025	$14.5	$0.1	$0.1	$(16.2)	$355.2	$356.7	$(104.8)	$15.0	$(61.4)	$544.7	$4.2	$548.9
Stock-based compensation	—	—	—	—	2.1	—	—	—	—	2.1	—	2.1
Stock issued under stock compensation plans	—	—	—	0.9	(0.9)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	0.3	—	—	—	—	(2.3)	—	—	—	(2.3)	0.1	(2.2)
Cash dividends	—	—	—	—	—	(6.3)	—	—	—	(6.3)	—	(6.3)
Accrued dividends	0.2	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income (loss)	—	—	—	—	—	—	2.2	(2.6)	—	(0.4)	—	(0.4)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	—	(2.7)	0.9	(1.8)	—	(1.8)
Foreign currency translation on noncontrolling interest	0.1	—	—	—	—	—	—	—	—	—	—	—
Balance, September 30, 2025	$15.1	$0.1	$0.1	$(15.3)	$356.4	$348.1	$(102.6)	$9.7	$(60.5)	$536.0	$4.3	$540.3

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY AND PERMANENT EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, December 31, 2023	$14.8	$0.1	$0.1	$—	$327.7	$256.3	$(118.3)	$(9.0)	$(67.0)	$389.9	$2.1	$392.0
Stock-based compensation	—	—	—	—	22.0	—	—	—	—	22.0	—	22.0
Stock issued under stock compensation plans	—	—	—	0.4	(9.5)	—	—	—	—	(9.1)	—	(9.1)
Purchase of treasury stock	—	—	—	(9.1)	9.1	—	—	—	—	—	—	—
Net income	0.3	—	—	—	—	132.0	—	—	—	132.0	0.5	132.5
Cash dividends	(0.9)	—	—	—	—	(17.9)	—	—	—	(17.9)	(0.4)	(18.3)
Accrued dividends	0.7	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive loss	—	—	—	—	—	—	0.7	(12.4)	—	(11.7)	—	(11.7)
Reclassification adjustment to net income	—	—	—	—	—	—	—	22.2	2.5	24.7	—	24.7
Purchase of noncontrolling interest	—	—	—	—		—	—	—	—	—	1.7	1.7
Foreign currency translation on noncontrolling interest	0.1	—	—	—	—	—	—	—	—	—	0.2	0.2
Balance, September 30, 2024	$15.0	$0.1	$0.1	$(8.7)	$349.3	$370.4	$(117.6)	$0.8	$(64.5)	$529.9	$4.1	$534.0

Balance, December 31, 2024	$14.9	$0.1	$0.1	$(13.6)	$350.9	$374.6	$(161.5)	$(12.4)	$(63.1)	$475.1	$4.1	$479.2
Stock-based compensation	—	—	—	—	8.3	—	—	—	—	8.3	—	8.3
Stock issued under stock compensation plans	—	—	—	2.8	(7.3)	—	—	—	—	(4.5)	—	(4.5)
Purchase of treasury stock	—	—	—	(4.5)	4.5	—	—	—	—	—	—	—
Net income (loss)	0.2	—	—	—	—	(7.6)	—	—	—	(7.6)	0.3	(7.3)
Cash dividends	(0.9)	—	—	—	—	(18.9)	—	—	—	(18.9)	(0.4)	(19.3)
Accrued dividends	0.7	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income	—	—	—	—	—	—	58.9	20.7	—	79.6	—	79.6
Reclassification adjustment to net income	—	—	—	—	—	—	—	1.4	2.6	4.0	—	4.0
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.2	0.2
Foreign currency translation on noncontrolling interest	0.2	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, September 30, 2025	$15.1	$0.1	$0.1	$(15.3)	$356.4	$348.1	$(102.6)	$9.7	$(60.5)	$536.0	$4.3	$540.3
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
The Company, through its wholly owned operating subsidiary, Hyster-Yale Materials Handling, Inc. ("HYMH"), designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments, aftermarket parts and technology and energy solutions marketed globally under the Hyster®, Yale® and Nuvera® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States ("U.S."), Northern Ireland, China, the Netherlands, Mexico, the Philippines, Brazil, Japan, Italy and Vietnam.

The Company owns a 90% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"), a manufacturer of low-intensity and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets.

The Company operates Bolzoni S.p.A. ("Bolzoni"). Bolzoni is a leading producer and distributor of attachments, forks and lift tables marketed globally under the Bolzoni®, Auramo® and Meyer® brand names. Bolzoni also produces components for lift truck manufacturers. Bolzoni products are manufactured in the U.S., Italy, China, Germany and Finland. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift truck attachments and industrial material handling.

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2025 and the results of its operations and changes in equity for the three and nine months ended September 30, 2025 and 2024, and the results of its cash flows for the nine months ended September 30, 2025 and 2024 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

The accompanying unaudited condensed consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information or notes required by GAAP for complete financial statements.

Note 2—Recently Issued Accounting Standards

Adopted Accounting Pronouncements
During the third quarter of 2025, the Company did not adopt any accounting standard updates ("ASU").

Recent Accounting Pronouncements
The following table provides a brief description of ASUs not yet adopted:

Standard	Description	Required Date of Adoption	Effect on the financial statements or other significant matters
ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740)	The guidance provides requirements for new and updated income tax disclosures.	Annual periods after December 15, 2024	The Company will apply the guidance for annual periods subsequent to December 15, 2024 for new income tax disclosures.
ASU 2024-03— Disaggregation of Income Statement Expenses	The guidance requires disaggregated disclosures of income statement expenses.	Annual periods after December 15, 2026	The Company is currently evaluating the guidance and the effect on its related disclosures.
ASU 2025-06— Intangibles — Goodwill and other — Internal use software	The guidance amends certain aspects of the accounting for and disclosure of software costs.	Interim and annual periods after December 15, 2027	The Company is currently evaluating the guidance and the effect on its related disclosures.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the three and nine months ended September 30, 2025 and 2024.

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are reported on the line “Selling, general and administrative expenses” in the unaudited condensed consolidated statements of operations.

The Company pays for shipping and handling activities regardless of when control is transferred and has elected to account for shipping and handling as activities to fulfill the promise to transfer the good, rather than a promised service. These costs are reported in “Cost of sales” in the unaudited condensed consolidated statements of operations. Tariff surcharges received as part of the consideration from customers are included in "Revenues" in the unaudited condensed consolidated statements of operations.

The following table disaggregates revenue by category:

	THREE MONTHS ENDED
	SEPTEMBER 30, 2025
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Eliminations	Total
Dealer sales	$330.1	$118.4	$39.4	$—	$—	$487.9
Direct customer sales	169.7	1.9	—	—	—	171.6
Aftermarket sales	192.8	24.5	6.9	—	—	224.2
Other	40.1	5.3	0.2	87.0	(37.2)	95.4
Total Revenues	$732.7	$150.1	$46.5	$87.0	$(37.2)	$979.1

	THREE MONTHS ENDED
	SEPTEMBER 30, 2024
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Eliminations	Total
Dealer sales	$412.4	$111.7	$43.6	$—	$—	$567.7
Direct customer sales	155.7	1.4	—	—	—	157.1
Aftermarket sales	184.4	25.7	7.4	—	—	217.5
Other	19.0	6.2	0.3	97.6	(49.3)	73.8
Total Revenues	$771.5	$145.0	$51.3	$97.6	$(49.3)	$1,016.1

	NINE MONTHS ENDED
	SEPTEMBER 30, 2025
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Eliminations	Total
Dealer sales	$920.0	$321.7	$122.3	$—	$—	$1,364.0
Direct customer sales	521.6	3.7	—	—	—	525.3
Aftermarket sales	579.2	74.9	18.9	—	—	673.0
Other	118.3	16.3	1.0	257.9	(109.7)	283.8
Total Revenues	$2,139.1	$416.6	$142.2	$257.9	$(109.7)	$2,846.1

	NINE MONTHS ENDED
	SEPTEMBER 30, 2024
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Eliminations	Total
Dealer sales	$1,302.9	$430.1	$117.9	$—	$—	$1,850.9
Direct customer sales	485.6	4.6	—	—	—	490.2
Aftermarket sales	547.9	78.6	19.3	—	—	645.8
Other	86.5	18.9	0.5	296.2	(148.3)	253.8
Total Revenues	$2,422.9	$532.2	$137.7	$296.2	$(148.3)	$3,240.7

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

Deferred Revenue
Balance, December 31, 2024	$71.3
Customer deposits and billings	50.4
Revenue recognized	(59.7)
Foreign currency effect	0.6
Balance, September 30, 2025	$62.6

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

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2025	2024	2025	2024
Revenues from external customers
Americas	$732.7	$771.5	$2,139.1	$2,422.9
EMEA	150.1	145.0	416.6	532.2
JAPIC	46.5	51.3	142.2	137.7
Lift truck business	929.3	967.8	2,697.9	3,092.8
Bolzoni	87.0	97.6	257.9	296.2
Eliminations	(37.2)	(49.3)	(109.7)	(148.3)
Total	$979.1	$1,016.1	$2,846.1	$3,240.7
Cost of Sales
Americas	$614.9	$626.7	$1,748.9	$1,902.7
EMEA	137.8	125.5	376.6	446.3
JAPIC	42.3	45.7	132.5	123.7
Lift truck business	795.0	797.9	2,258.0	2,472.7
Bolzoni	65.6	74.3	196.6	228.7
Eliminations	(37.4)	(49.0)	(110.3)	(148.6)
Total	$823.2	$823.2	$2,344.3	$2,552.8
Gross profit (loss)
Americas	$117.8	$144.8	$390.2	$520.2
EMEA	12.3	19.5	40.0	85.9
JAPIC	4.2	5.6	9.7	14.0
Lift truck business	134.3	169.9	439.9	620.1
Bolzoni	21.4	23.3	61.3	67.5
Eliminations	0.2	(0.3)	0.6	0.3
Total	$155.9	$192.9	$501.8	$687.9
Selling, general and administrative expenses
Americas	$95.7	$103.7	$297.3	$306.4
EMEA	29.2	29.1	88.4	85.5
JAPIC	8.4	8.7	27.9	28.3
Lift truck business	133.3	141.5	413.6	420.2
Bolzoni	19.3	17.1	56.2	54.0
Total	$152.6	$158.6	$469.8	$474.2
Adjustments(a)
Americas	$1.0	$0.2	$17.6	$0.2
EMEA	—	—	(1.6)	—
JAPIC	—	1.0	0.9	1.0
Lift truck business	1.0	1.2	16.9	1.2
Bolzoni	—	—	—	—
Eliminations	—	—	—	—
Total	$1.0	$1.2	$16.9	$1.2

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2025	2024	2025	2024
Operating profit (loss)
Americas	$21.1	$40.9	$75.3	$213.6
EMEA	(16.9)	(9.6)	(46.8)	0.4
JAPIC	(4.2)	(4.1)	(19.1)	(15.3)
Lift truck business	—	27.2	9.4	198.7
Bolzoni	2.1	6.2	5.1	13.5
Eliminations	0.2	(0.3)	0.6	0.3
Total	$2.3	$33.1	$15.1	$212.5
Interest expense
Americas	$7.5	$7.6	$22.0	$23.6
EMEA	0.2	0.3	0.6	1.6
JAPIC	0.3	0.3	0.9	0.9
Eliminations	(0.2)	(0.2)	(0.6)	(0.7)
Lift truck business	7.8	8.0	22.9	25.4
Bolzoni	0.5	0.7	1.6	1.6
Eliminations	(0.3)	(0.3)	(0.9)	(0.9)
Total	$8.0	$8.4	$23.6	$26.1
Depreciation and amortization
Americas	$4.4	$4.7	$13.5	$14.7
EMEA	2.3	2.3	6.6	6.5
JAPIC	1.5	1.9	4.8	5.8
Lift truck business	8.2	8.9	24.9	27.0
Bolzoni	3.1	2.8	9.2	8.8
Total	$11.3	$11.7	$34.1	$35.8
Capital expenditures
Americas	$(10.3)	$(6.1)	$(24.7)	$(20.5)
EMEA	(2.7)	(1.4)	(7.1)	(2.6)
JAPIC	(0.1)	(0.8)	(2.4)	(2.9)
Lift truck business	(13.1)	(8.3)	(34.2)	(26.0)
Bolzoni	(1.4)	(1.9)	(4.7)	(3.9)
Total	$(14.5)	$(10.2)	$(38.9)	$(29.9)
(a) Consists of restructuring charges (reversals) recognized during the three and nine months ended September 30, 2025 and 2024 related to programs initiated in 2024 and the strategic realignment of Nuvera in 2025. See Note 15, Restructuring and Impairment Charges, of the Company's unaudited condensed consolidated financial statements for further discussion.

	SEPTEMBER 30 2025	DECEMBER 31 2024
Total assets
Americas	$1,949.3	$1,938.6
EMEA	680.2	678.5
JAPIC	257.4	252.9
Eliminations	(951.8)	(928.3)
Lift truck business	1,935.1	1,941.7
Bolzoni	327.8	290.8
Eliminations	(202.4)	(203.3)
Total	2,060.5	2,029.2

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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the U.S. While the legislation did not change the U.S. federal corporate income tax rate or result in a remeasurement of deferred tax balances, it contained provisions applicable to the beginning of the current reporting year that impact the timing of certain deductions, including, among others, the immediate expensing of domestic research and development expenditures. As the provisions of the OBBBA impact current taxes on current-year ordinary income, the impact of the law change has been incorporated into the revised estimated annual effective income tax rate beginning in the third quarter of 2025.

The Company expects the general impact of the new legislation to decrease its 2025 U.S. cash tax payments due to the current expensing of domestic research and development costs.

The Company continues to evaluate the OBBBA’s other provisions, related administrative guidance, and potential U.S. state and local legislative changes in response to the new law but does not expect additional material impacts to the income tax expense or cash taxes for the year ending December 31, 2025; however, the ultimate effects could differ as further guidance is issued and as our facts change.

A reconciliation of the U.S. federal statutory rate to the reported income tax rate is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2025	2024	2025	2024
Income (Loss) before income taxes	$(4.6)	$28.1	$(1.0)	$195.0
Statutory taxes (21%)	$(0.9)	$6.0	$(0.2)	$41.0
Interim adjustment	(1.0)	—	3.3	0.4
Permanent adjustments:
Valuation allowance	(3.5)	4.0	0.6	13.7
Other	0.1	0.6	(0.1)	7.8
Discrete items	2.4	(0.3)	1.8	(1.4)
Income tax expense (benefit)	$(2.9)	$10.3	$5.4	$61.5
Reported income tax rate	n.m.	36.7%	n.m.	31.5%
n.m. - not meaningful

During the first nine months of 2025, the Company’s reported income tax expense differed from the tax benefit determined using the U.S. federal statutory rate primarily due to an interim adjustment from pre-tax losses for which no tax benefit was recognized.

During the first nine months of 2024, the Company’s reported income tax expense differed from the tax expense determined using the U.S. federal statutory rate primarily as a result of recording additional valuation allowance attributable to the capitalization of research and development expenses under U.S. tax rules applicable during that period.

During the third quarter of 2025, the Company recorded a discrete tax expense of $2.4 million primarily related to unfavorable domestic return-to-provision items for temporary differences for which a valuation allowance was provided.

Note 6—Reclassifications from OCI

The following table summarizes reclassifications out of Accumulated Other Comprehensive Income ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

OCI Components	Amount Reclassified from OCI				Affected Line Item
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2025	2024	2025	2024
Gain (loss) on cash flow hedges:
Interest rate contracts	$1.4	$1.9	$4.1	$5.5	Interest expense
Foreign exchange contracts	1.3	(8.9)	(5.3)	(27.8)	Cost of sales
Total before tax	2.7	(7.0)	(1.2)	(22.3)	Income before income taxes
Tax (expense) benefit	—	—	(0.2)	0.1	Income tax expense
Net of tax	$2.7	$(7.0)	$(1.4)	$(22.2)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(0.8)	$(0.8)	$(2.5)	$(2.5)	Other, net
Total before tax	(0.8)	(0.8)	(2.5)	(2.5)	Income before income taxes
Tax (expense) benefit	(0.1)	—	(0.1)	—	Income tax expense
Net of tax	$(0.9)	$(0.8)	$(2.6)	$(2.5)	Net income
Total reclassifications for the period	$1.8	$(7.8)	$(4.0)	$(24.7)

Note 7—Current and Long-Term Financing

During the second quarter of 2025, the Company entered into an amended and restated agreement for a $300.0 million secured, floating-rate revolving credit facility (the “Facility”). The Facility consists of a domestic revolving credit facility in the initial amount of $210.0 million and a foreign revolving credit facility in the initial amount of $90.0 million. The Facility matures on June 24, 2030. The Facility replaced the Company’s previous revolving credit facility, which was set to mature in June 2026. The Facility can be increased to up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders.

The obligations under the Facility are generally secured by a first priority lien on working capital assets of the Company, which includes, but is not limited to, cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property.

Borrowings under the Facility will bear interest at a floating rate, which can be a base rate, Term SOFR or EURIBOR, each as defined in the Facility, plus an applicable margin. The applicable margins are based on the total excess availability, as defined in the Facility, and range from 0.25% to 0.75% for U.S. base rate loans and 1.25% to 1.75% for Term SOFR, EURIBOR and foreign base rate loans. For the period prior to the date of amendment, the applicable margins under the Facility were 0.50% for U.S. base rate loans and 1.50% for Term SOFR, EURIBOR and foreign base rate loans. In addition, the Facility requires the payment of a fee of 0.25% per annum on the unused commitment based on the average daily outstanding balance during the preceding month.

In addition, the Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments Hyster-Yale and its subsidiaries may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio in certain circumstances in which total excess availability is less than the greater of (x) 10% of the total borrowing base, as defined in the Facility, and (y) $20.0 million. At September 30, 2025, the Company was in compliance with the covenants in the Facility.

The Company incurred approximately $2.1 million of additional financing fees in connection with the Facility. These fees were deferred and are being amortized as interest expense over the term of the Facility.

Note 8—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding finance leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At September 30, 2025, the carrying value and fair value of revolving credit agreements and long-term debt, excluding finance leases, was $444.9 million and $438.5 million, respectively. At December 31, 2024, the carrying value and fair value of revolving credit agreements and long-term debt, excluding finance leases, was $417.3 million and $416.8 million, respectively.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $0.7 billion and $0.8 billion at September 30, 2025 and December 31, 2024, respectively, primarily denominated in euros, U.S. dollars, Japanese yen, Chinese renminbi, British pounds, Mexican pesos, Swedish kroner and Australian dollars. The fair value of these contracts approximated a net asset of $4.3 million and a net liability of $18.5 million at September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025 and December 31, 2024, there was no material ineffectiveness of forward foreign currency exchange contracts that qualify for hedge accounting. Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2025, $5.6 million of the amount of net deferred gain included in OCI at September 30, 2025 is expected to be reclassified as income into the unaudited condensed consolidated statements of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at September 30, 2025 and December 31, 2024:

Notional Amount		Average Fixed Rate
SEPTEMBER 30,	DECEMBER 31	SEPTEMBER 30,	DECEMBER 31
2025	2024	2025	2024	Term at September 30, 2025
$180.0	$180.0	1.65%	1.65%	Extending to May 2027
$21.5	$12.0	2.19%	1.93%	Extending to July 2030

The fair value of all interest rate swap agreements was a net asset of $5.1 million and $9.9 million at September 30, 2025 and December 31, 2024, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2025, $4.1 million of the amount included in OCI as net deferred gain is expected to be reclassified as income in the unaudited condensed consolidated statements of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	SEPTEMBER 30, 2025	DECEMBER 31, 2024	Balance Sheet Location	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$3.5	$4.3	Prepaid expenses and other	$—	$—
Long-term	Other non-current assets	1.6	5.6	Other non-current assets	—	—

Foreign currency exchange contracts
Current	Prepaid expenses and other	11.9	1.4	Prepaid expenses and other	5.0	0.5
	Other current liabilities	0.6	3.4	Other current liabilities	2.2	17.1
Long-term	Other non-current assets	0.7	—	Other non-current assets	0.1	—
	Other long-term liabilities	0.9	0.8	Other long-term liabilities	1.9	5.6
Total derivatives designated as hedging instruments		$19.2	$15.5		$9.2	$23.2
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.1	0.8	Prepaid expenses and other	0.6	1.2
	Other current liabilities	1.2	2.3	Other current liabilities	1.3	2.8
Total derivatives not designated as hedging instruments		$1.3	$3.1		$1.9	$4.0
Total derivatives		$20.5	$18.6		$11.1	$27.2

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of September 30, 2025				Derivative Liabilities as of September 30, 2025
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$5.1	$—	$5.1	$5.1	$—	$—	$—	$—
Foreign currency exchange contracts	7.0	(2.7)	4.3	4.3	2.7	(2.7)	—	—
Total derivatives	$12.1	$(2.7)	$9.4	$9.4	$2.7	$(2.7)	$—	$—

	Derivative Assets as of December 31, 2024				Derivative Liabilities as of December 31, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$9.9	$—	$9.9	$9.9	$—	$—	$—	$—
Foreign currency exchange contracts	0.5	(0.5)	—	—	19.0	(0.5)	18.5	18.5
Total derivatives	$10.4	$(0.5)	$9.9	$9.9	$19.0	$(0.5)	$18.5	$18.5

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS ENDED		NINE MONTHS ENDED			THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,					SEPTEMBER 30,
Derivatives Designated as Hedging Instruments	2025	2024	2025	2024		2025	2024	2025	2024
Cash Flow Hedges
Interest rate swap agreements	$0.3	$(3.5)	$(1.0)	$1.0	Interest expense	$1.4	$1.9	$4.1	$5.5
Foreign currency exchange contracts	(2.8)	17.3	21.4	(13.7)	Cost of sales	1.3	(8.9)	(5.3)	(27.8)
Total	$(2.5)	$13.8	$20.4	$(12.7)		$2.7	$(7.0)	$(1.2)	$(22.3)

Derivatives Not Designated as Hedging Instruments					Location of Gain or (Loss) Recognized in Income on Derivative	2025	2024	2025	2024
Cash Flow Hedges
Foreign currency exchange contracts					Cost of sales	$(2.0)	$3.9	$4.9	$(1.4)
Total						$(2.0)	$3.9	$4.9	$(1.4)

Note 9—Retirement Benefit Plans

The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. The Company's policy is to make contributions to fund these plans within the range allowed by applicable regulations. Plan assets consist primarily of government and corporate bonds and publicly traded stocks.
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

The Company presents the components of net periodic pension expense (benefit), other than service cost, in other (income) expense in the unaudited condensed consolidated statements of operations for its pension plans. Service cost for the Company's pension plan is reported in operating profit. The components of pension expense (benefit) are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,
	2025	2024	2025	2024
U.S. Pension
Interest cost	$0.5	$0.6	$1.6	$1.7
Expected return on plan assets	(0.5)	(0.7)	(1.6)	(2.0)
Amortization of actuarial loss	0.5	0.5	1.4	1.5
Net periodic pension expense	$0.5	$0.4	$1.4	$1.2
Non-U.S. Pension
Interest cost	1.6	1.4	4.5	4.0
Expected return on plan assets	(1.4)	(1.8)	(4.0)	(5.3)
Amortization of actuarial loss	0.3	0.3	1.1	1.0
Net periodic pension expense (benefit)	$0.5	$(0.1)	$1.6	$(0.3)

Note 10—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Finished goods and service parts	$422.9	$393.3
Work in process	31.4	32.1
Raw materials	409.9	431.7
Total manufactured inventories	864.2	857.1
LIFO reserve	(123.9)	(102.8)
Total inventory	$740.3	$754.3
Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At September 30, 2025 and December 31, 2024, 52% and 53%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, for the lift truck business in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

As a result of the Nuvera business realignment, during the nine months ended September 30, 2025, the Company identified and recorded impairment charges of $4.6 million related to inventory. The charges are presented within the "Restructuring and impairment charges" line on the unaudited condensed consolidated statement of operations. Refer to Note 15, Restructuring and Impairment Charges, for further discussion.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2025
Balance at December 31, 2024	$87.2
Current year warranty expense	21.6
Change in estimate related to pre-existing warranties	(0.3)
Payments made	(35.1)
Foreign currency effect	1.7
Balance at September 30, 2025	$75.1

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

Note 13—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at September 30, 2025 and December 31, 2024 were $154.7 million and $219.2 million, respectively. As of September 30, 2025, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at September 30, 2025 was approximately $204.5 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of September 30, 2025, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with Wells Fargo Financial Leasing, Inc. ("WF") to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $31.3 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $15.8 million as of September 30, 2025. The $31.3 million is included in the $154.7 million of total amounts subject to recourse or repurchase obligations at September 30, 2025.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At September 30, 2025, approximately $128.9 million of the Company's total recourse or repurchase obligations of $154.7 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At September 30, 2025, loans from WF to HYGFS totaled $1.4 billion. Although the Company’s contractual guarantee was $285.3 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $128.9 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $262.6 million, which is secured by the Company's 20% share of HYGFS' customer receivables and other secured assets of $341.5 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

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

The Company's equity investments in unconsolidated affiliates recorded on the unaudited condensed consolidated balance sheets are as follows:

	September 30, 2025	December 31, 2024
HYGFS	$27.3	$27.7
SN	28.8	26.6
Bolzoni investments	0.5	0.4

Dividends received from unconsolidated affiliates are summarized below:

	NINE MONTHS ENDED
	SEPTEMBER 30
	2025	2024
HYGFS	$7.9	$4.4

Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2025	2024	2025	2024
Revenues	$108.7	$108.2	$332.2	$319.5
Gross profit	39.1	42.4	120.0	121.9
Income from continuing operations, net of tax	8.8	14.1	34.4	37.0
Net income	8.8	14.1	34.4	37.0

The Company has a debt investment in a third party, OneH2, Inc. The Company's investment was $0.8 million as of September 30, 2025 and December 31, 2024, respectively.

Note 15—Restructuring and Impairment Charges

During the three and nine months ended September 30, 2025, the Company recognized restructuring and impairment charges of $1.0 million ($1.0 million in the Americas) and $16.9 million ($17.6 million in the Americas, $(1.6) million in EMEA and $0.9 million in JAPIC), respectively. During the three and nine months ended September 30, 2024, the Company recognized restructuring and impairment charges of $1.2 million ($1.0 million in JAPIC and $0.2 million in the Americas). These charges were previously reported in "Selling, general and administrative expenses" in the unaudited condensed consolidated statement of operations in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025. Comparative prior period amounts have been recast to reflect this reclassification.

In connection with the strategic realignment of Nuvera, the Company identified indicators of impairment primarily related to the recoverability of long-lived assets and inventory, all of which negatively impacted the Company and arose from adverse developments in the geopolitical and hydrogen markets. As a result, it was determined that the carrying value of the Nuvera fixed assets exceeded the undiscounted cash flows from the assets and the carrying value of Nuvera's fixed assets exceeded the fair value. Accordingly, the Company recognized restructuring and impairment charges during the nine months ended September 30, 2025 of $15.2 million, of which $9.6 million related to the impairment of certain long-lived assets and $4.6 million related to reducing inventory to its estimated net realizable value. In addition, the Company recognized $1.0 million of employee-severance costs related to the strategic realignment during the nine months ended September 30, 2025.

These charges were recognized within the Americas operating segment and are presented within the unaudited condensed consolidated statement of operations on the line "Restructuring and impairment charges." The Company does not expect to incur significant additional charges related to this strategic realignment.

In addition, the Company recognized $1.0 million and $1.7 million during the three and nine months ended September 30, 2025, respectively, in connection with the programs initiated in 2024 to streamline the Company's manufacturing footprint and optimize its operations. These costs are included in "Restructuring and impairment charges" in the unaudited condensed consolidated statements of operations. The Company expects to execute these programs over the next 12 to 15 months and expects to incur an additional $3 million through the end of 2025, and between $12 million to $25 million in 2026, with some previously estimated costs shifting from 2025 to 2026.
Following is the detail of the accrual for cash severance charges related to these programs:

Severance
Balance, January 1, 2025	$12.2
Charges	1.9
Payments	(6.9)
Reversals	(1.6)
Currency	0.2
Balance, September 30, 2025	$5.8

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

The Company, through HYMH, designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments, aftermarket parts and technology and energy solutions marketed globally, under the Hyster®, Yale® and Nuvera® brand names, mainly to independent Hyster® and Yale® retail dealerships. The Company's distribution network consisted of approximately 270 independent dealers as of September 30, 2025. The materials handling business historically has been cyclical because the order rate for lift trucks fluctuates depending on the economic activity level in the various industries and countries its customers serve. Lift trucks and component parts are manufactured in the United States, Northern Ireland, China, the Netherlands, Mexico, the Philippines, Brazil, Japan, Italy and Vietnam.

The Company owns a 90% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"), a manufacturer of low-intensity and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets.

The Company operates Bolzoni S.p.A. ("Bolzoni"). Bolzoni is a leading producer and distributor of attachments, forks and lift tables marketed globally under the Bolzoni®, Auramo® and Meyer® brand names. Bolzoni also produces components for lift truck manufacturers. Bolzoni products are manufactured in the United States, Italy, China, Germany and Finland. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the market niche of lift truck attachments and industrial material handling.

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

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)	NINE MONTHS ENDED		Favorable / (Unfavorable)
	SEPTEMBER 30,			SEPTEMBER 30,
	2025	2024	% Change	2025	2024	% Change
Revenues
Americas	$732.7	$771.5	(5.0)%	$2,139.1	$2,422.9	(11.7)%
EMEA	150.1	145.0	3.5%	416.6	532.2	(21.7)%
JAPIC	46.5	51.3	(9.4)%	142.2	137.7	3.3%
Lift truck business	929.3	967.8	(4.0)%	2,697.9	3,092.8	(12.8)%
Bolzoni	87.0	97.6	(10.9)%	257.9	296.2	(12.9)%
Eliminations	(37.2)	(49.3)	(24.5)%	(109.7)	(148.3)	(26.0)%
	$979.1	$1,016.1	(3.6)%	$2,846.1	$3,240.7	(12.2)%
Gross profit (loss)
Americas	$117.8	$144.8	(18.6)%	$390.2	$520.2	(25.0)%
EMEA	12.3	19.5	(36.9)%	40.0	85.9	(53.4)%
JAPIC	4.2	5.6	(25.0)%	9.7	14.0	(30.7)%
Lift truck business	134.3	169.9	(21.0)%	439.9	620.1	(29.1)%
Bolzoni	21.4	23.3	(8.2)%	61.3	67.5	(9.2)%
Eliminations	0.2	(0.3)	n.m.	0.6	0.3	100.0%
	$155.9	$192.9	(19.2)%	$501.8	$687.9	(27.1)%
Selling, general and administrative expenses
Americas	$95.7	$103.7	7.7%	$297.3	$306.4	3.0%
EMEA	29.2	29.1	(0.3)%	88.4	85.5	(3.4)%
JAPIC	8.4	8.7	3.4%	27.9	28.3	1.4%
Lift truck business	133.3	141.5	5.8%	413.6	420.2	1.6%
Bolzoni	19.3	17.1	(12.9)%	56.2	54.0	(4.1)%
	$152.6	$158.6	3.8%	$469.8	$474.2	0.9%
Restructuring and impairment charges (reversals)
Americas	$1.0	$0.2	(400.0)%	$17.6	$0.2	n.m.
EMEA	—	—	n.m.	(1.6)	—	n.m.
JAPIC	—	1.0	100.0%	0.9	1.0	10.0%
Lift truck business	1.0	1.2	16.7%	16.9	—	n.m.
Bolzoni	—	—	n.m.	—	—	n.m.
Eliminations	—	—	n.m.	—	—	n.m.
	$1.0	$1.2	n.m.	$16.9	$—	n.m.
Operating profit (loss)
Americas	$21.1	$40.9	(48.4)%	$75.3	$213.6	(64.7)%
EMEA	(16.9)	(9.6)	(76.0)%	(46.8)	0.4	n.m.
JAPIC	(4.2)	(4.1)	(2.4)%	(19.1)	(15.3)	(24.8)%
Lift truck business	—	27.2	(100.0)%	9.4	198.7	(95.3)%
Bolzoni	2.1	6.2	(66.1)%	5.1	13.5	(62.2)%
Eliminations	0.2	(0.3)	n.m.	0.6	0.3	100.0%
	$2.3	$33.1	(93.1)%	$15.1	$212.5	(92.9)%

	THREE MONTHS ENDED		Favorable / (Unfavorable)	NINE MONTHS ENDED		Favorable / (Unfavorable)
	SEPTEMBER 30,			SEPTEMBER 30,
	2025	2024	% Change	2025	2024	% Change
Interest expense	$8.0	$8.4	4.8%	$23.6	$26.1	9.6%
Other income	$(1.1)	$(3.4)	(67.6)%	$(7.5)	$(8.6)	(12.8)%
Net income (loss) attributable to stockholders	$(2.3)	$17.2	(113.4)%	$(7.6)	$132.0	(105.8)%
Diluted earnings (loss) per share	$(0.13)	$0.97	(113.4)%	$(0.43)	$7.47	(105.8)%
Reported income tax rate	n.m.	36.7%		n.m.	31.5%
n.m. - not meaningful

The following is the detail of the approximate sales value of the Company's lift truck unit bookings dollar value and lift truck backlog dollar value. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit. As of September 30, 2025, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2025	2024	2025	2024
Bookings, approximate sales value	$380	$370	$1,300	$1,270
Backlog, approximate sales value	$1,350	$2,300	$1,350	$2,300

Third Quarter of 2025 Compared with Third Quarter of 2024

The following table identifies the components of change in revenues for the third quarter of 2025 compared with the third quarter of 2024:

	Revenues
		Lift Truck
	HY	Americas	EMEA	JAPIC
2024	$1,016.1	$771.5	$145.0	$51.3
Increase (decrease) in 2025 from:
Lift Truck
Unit volume and product mix	(78.3)	(77.4)	2.7	(3.7)
Price	7.4	8.8	(1.4)	—
Parts	(0.3)	2.4	(2.4)	(0.3)
Foreign currency	7.1	0.4	7.0	(0.3)
Other	25.6	27.0	(0.8)	(0.5)
Bolzoni revenues	(10.6)	—	—	—
Eliminations	12.1	—	—	—
2025	$979.1	$732.7	$150.1	$46.5

Revenues decreased 3.6% to $979.1 million in the third quarter of 2025 from $1,016.1 million in the third quarter of 2024. The decrease in Lift Truck revenues was primarily due to a decline in unit volume, mainly in the Americas. The Company believes the lift truck market continues to reflect a more cautious customer approach amid ongoing economic uncertainty with increased pressure from low-cost foreign competitors. The decline in unit volume was partially offset by higher other revenues, a shift in sales to higher-priced lift trucks and the Company’s pricing actions to help offset higher costs, mainly in the Americas. In addition, favorable currency movements in the third quarter of 2025 partially offset the decline in Lift Truck revenues.

Bolzoni's revenues decreased in the third quarter of 2025 compared with the third quarter of 2024, primarily due to lower unit volume.

The following table identifies the components of change in operating profit (loss) for the third quarter of 2025 compared with the third quarter of 2024:

	Operating Profit (Loss)
		Lift Truck
	HY	Americas	EMEA	JAPIC
2024	$33.1	$40.9	$(9.6)	$(4.1)
Increase (decrease) in 2025 from:
Lift truck gross profit	(35.1)	(27.0)	(7.2)	(1.4)
Lift truck selling, general and administrative expenses	8.2	8.0	(0.1)	0.3
Restructuring and impairment charges	0.2	(0.8)	—	1.0
Bolzoni operations	(4.1)	—	—	—
2025	$2.3	$21.1	$(16.9)	$(4.2)

The Company recognized an operating profit of $2.3 million in the third quarter of 2025 compared to $33.1 million in the third quarter of 2024. The decrease in Lift Truck operating profit was primarily due to the unfavorable impact of tariff costs of approximately $40 million and lower volume, partially offset by the Company’s pricing actions. The decreases were partially offset by lower selling, general and administrative expenses primarily related to decreased incentive compensation costs.

Operating profit in the Americas decreased to $21.1 million in the third quarter of 2025 compared with $40.9 million in the third quarter of 2024. The decrease was due to lower gross profit primarily from lower volume, lower overhead absorption rates tied to lower production volume and the unfavorable impact of tariff costs of approximately $40 million, partially offset by the Company’s pricing actions. The decreases were partially offset by lower selling, general and administrative expenses primarily related to decreased incentive compensation costs.

EMEA recognized an operating loss of $16.9 million in the third quarter of 2025 compared to $9.6 million in the third quarter of 2024. The increase in operating loss was primarily due to unfavorable pricing, lower parts volume and an increase in material and freight costs.

The operating loss in JAPIC was $4.2 million in the third quarter of 2025 compared with $4.1 million in the third quarter of 2024 as lower gross profit was offset by lower restructuring and impairment charges.

Bolzoni's operating profit decreased to $2.1 million in the third quarter of 2025 compared with $6.2 million in the third quarter of 2024, primarily due to lower unit volumes and lower overhead absorption rates tied to lower production levels as well as higher employee-related costs included in selling, general and administrative expenses.

The Company recognized a net loss attributable to stockholders of $2.3 million in the third quarter of 2025 compared with net income attributable to stockholders of $17.2 million in the third quarter of 2024. The decline was primarily the result of lower operating profit. The Company reported an income tax benefit of $2.9 million in the third quarter of 2025, which includes the impact of U.S. tax legislation enacted on July 4, 2025. See Note 5, Income Taxes, to the unaudited condensed consolidated financial statements for further discussion.

First Nine Months of 2025 Compared with First Nine Months of 2024

The following table identifies the components of change in revenues for the first nine months of 2025 compared with the first nine months of 2024:

	Revenues
		Lift truck
	HY	Americas	EMEA	JAPIC
2024	$3,240.7	$2,422.9	$532.2	$137.7
Increase (decrease) in 2025 from:
Lift Truck
Unit volume and product mix	(449.1)	(350.9)	(104.5)	6.3
Price	0.4	9.6	(9.3)	0.1
Parts	(3.4)	0.4	(4.3)	0.5
Foreign currency	(2.2)	(6.5)	6.0	(1.7)
Other	59.4	63.6	(3.5)	(0.7)
Bolzoni revenues	(38.3)	—	—	—
Eliminations	38.6	—	—	—
2025	$2,846.1	$2,139.1	$416.6	$142.2

Revenues decreased 12.2% to $2,846.1 million in the first nine months of 2025 from $3,240.7 million in the first nine months of 2024. The decrease was primarily due to a decline in unit volume, mainly in the Americas and EMEA. The Company believes the lift truck market continues to reflect a more cautious customer approach amid ongoing economic uncertainty with increased pressure from low-cost foreign competitors. The decrease was partially offset by higher other revenues, including improved fleet services revenue.

Bolzoni revenues decreased in the first nine months of 2025 compared with the first nine months of 2024, primarily due to lower unit volume.

The following table identifies the components of change in operating profit for the first nine months of 2025 compared with the first nine months of 2024:

	Operating Profit (Loss)
		Lift truck
	HY	Americas	EMEA	JAPIC
2024	$212.5	$213.6	$0.4	$(15.3)
Increase (decrease) in 2025 from:
Lift truck gross profit	(179.9)	(130.0)	(45.9)	(4.3)
Lift truck selling, general and administrative expenses	6.6	9.1	(2.9)	0.4
Restructuring and impairment charges	(15.7)	(17.4)	1.6	0.1
Bolzoni operations	(8.4)	—	—	—
2025	$15.1	$75.3	$(46.8)	$(19.1)

The Company's operating profit decreased from $212.5 million in the first nine months of 2024 to $15.1 million in the first nine months of 2025. The decrease in operating profit was primarily due to lower gross profit, mainly from lower volume, the unfavorable impact of approximately $60 million of tariff costs, as well as lower overhead absorption rates tied to lower production volume. Additionally, the company recognized $16.9 million in restructuring and impairment charges in connection with the strategic realignment of Nuvera and programs initiated in 2024 to streamline the Company's manufacturing footprint and optimize its operations. See Note 15, Restructuring and Impairment Charges, to the Company's unaudited condensed consolidated financial statements for further discussion.

Operating profit in the Americas decreased in the first nine months of 2025 compared with the first nine months of 2024, primarily due to decreased gross profit, mainly from lower volume, the unfavorable impact of approximately $60 million of tariff costs, as well as lower overhead absorption rates tied to lower production volume. In addition, $17.6 million in restructuring and impairment charges were recognized in the Americas during the first nine months of 2025.

EMEA had an operating loss of $46.8 million in the first nine months of 2025 compared with an operating profit of $0.4 million the first nine months of 2024. The change was mainly due to lower gross profit from lower unit volume, lower pricing and a shift in sales to lower-margin products. Higher material and freight costs as well as lower overhead absorption rates tied to lower production volume also contributed to the decline. Selling general and administrative expenses were higher, primarily as a result of increased marketing and sales costs.

JAPIC's operating loss increased to $19.1 million in the first nine months of 2025 from $15.3 million in the first nine months of 2024, primarily due to lower gross profit from unfavorable foreign currency, higher material and freight costs and lower unit volume, partially offset by lower selling, general and administrative expenses.

Bolzoni's operating profit decreased to $5.1 million in the first nine months of 2025 compared with $13.5 million in the first nine months of 2024, primarily due to lower unit volumes as well as lower overhead absorption rates tied to lower production volume. Additionally, selling general and administrative expenses were higher as a result of increased employee-related costs.

The Company recognized a net loss attributable to stockholders of $7.6 million in the first nine months of 2025 compared with net income attributable to stockholders $132.0 million in the first nine months of 2024. The decline was primarily the result of lower operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30, 2025 compared to the same period in the prior year:

	2025	2024	Change
Operating activities:
Net Income (Loss)	$(6.4)	$133.5	$(139.9)
Depreciation and amortization	34.1	35.8	(1.7)
Stock-based compensation	8.3	21.9	(13.6)
Restructuring and impairment charges	16.9	1.2	15.7
Dividends from unconsolidated affiliates	7.9	4.4	3.5
Other operating activities	7.2	23.0	(15.8)
Changes in assets and liabilities
Accounts receivable	(9.9)	(38.2)	28.3
Inventories	49.8	(41.5)	91.3
Other current assets	3.0	0.1	2.9
Accounts payable and other liabilities	(81.3)	(50.2)	(31.1)
Net cash provided by operating activities	29.6	90.0	(60.4)
Investing activities:
Expenditures for property, plant and equipment	(38.9)	(29.9)	(9.0)
Proceeds from the sale of assets	1.7	1.4	0.3
Business acquisition, net of cash acquired	(2.6)	(2.2)	(0.4)
Net cash used for investing activities	(39.8)	(30.7)	(9.1)
Cash flow before financing activities	$(10.2)	$59.3	$(69.5)

Net cash provided by operating activities decreased $60.4 million in the first nine months of 2025 compared with the first nine months of 2024, primarily due to the change in net income (loss) and a higher use of cash in other liabilities primarily due to increased employee-related payments, including incentive compensation, in the first nine months of 2025. This was partially offset by reduced inventory levels mainly from lower revenues, which more than offset the unfavorable impact of currency and tariffs during the first nine months of 2025 compared with the first nine months of 2024. In addition, accounts receivable decreased primarily from lower revenue volume.

The change in net cash used for investing activities during the first nine months of 2025 compared with the first nine months of 2024 was mainly due to higher capital expenditures.

	2025	2024	Change
Financing activities:
Net increase (decrease) of long-term debt and revolving credit agreements	$8.4	$(33.9)	$42.3
Cash dividends paid	(20.2)	(19.2)	(1.0)
Purchase of treasury stock	(4.5)	(9.1)	4.6
Financing fees paid	(2.1)	—	(2.1)
Net cash used for financing activities	$(18.4)	$(62.2)	$43.8

The change in net cash used for financing activities was primarily due to net borrowings under the Company's revolving credit facilities during the first nine months of 2025 compared to net repayments in the first nine months of 2024.

Financing Activities

During the second quarter of 2025, the Company entered into an amended and restated agreement for a $300.0 million secured, floating-rate revolving credit facility (the “Facility”). The Facility consists of a domestic revolving credit facility in the initial amount of $210.0 million and a foreign revolving credit facility in the initial amount of $90.0 million. The Facility matures on June 24, 2030. The Facility replaced the Company’s previous revolving credit facility, which was set to mature in June 2026. The Facility can be increased to up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders.

The obligations under the Facility are generally secured by a first priority lien on working capital assets of the borrowers and guarantors in the Facility, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property. The approximate book value of assets held as collateral under the Facility was $1.1 billion as of September 30, 2025.

The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At September 30, 2025, the Company was in compliance with the covenants in the Facility.

Key terms of the Facility as of September 30, 2025 were as follows:

FACILITY
U.S. borrowing capacity	$210.0
Non-U.S. borrowing capacity	90.0
Less: outstanding amount	69.5
Less: availability restrictions	5.4
Availability	$225.1

Applicable margins, as defined in agreement
U.S. base rate loans	0.25% to 0.75%
Term SOFR, EURIBOR and non-U.S. base rate loans	1.25% to 1.75%
Applicable margins, for amounts outstanding
U.S. base rate loans	0.50%
Term SOFR loans	1.50%
Non-U.S. base rate loans	1.50%
Applicable interest rate, for amounts outstanding
U.S. base rate	7.75%
Term SOFR	5.70%
Facility fee, per annum on unused commitment	0.25%

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

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on U.S. working capital assets of the borrowers and guarantors of the Facility, which includes, but is not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Term Loan was $0.9 billion as of September 30, 2025.

In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. At September 30, 2025, the Company was in compliance with the covenants in the Term Loan.

Key terms of the Term Loan as of September 30, 2025 were as follows:

TERM LOAN
Outstanding	$215.0
Less: discounts and unamortized deferred financing fees	2.3
Net amount outstanding	$212.7
Applicable margins, as defined in agreement
U.S. base rate loans	2.50%
SOFR	3.50%
SOFR adjustment, as defined in agreement	0.11%
SOFR floor	0.50%
Applicable interest rate, for amounts outstanding	7.78%
The Company had other debt outstanding, excluding finance leases, of approximately $162.7 million at September 30, 2025. In addition to the excess availability under the Facility of $225.1 million, the Company had remaining availability of $49.6 million related to other non-U.S. revolving credit agreements at September 30, 2025.

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

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Nine Months Ended September 30, 2025	Planned for Remainder of 2025	Planned 2025 Total	Actual 2024
Lift truck business	$34.2	$ 11-16	$ 45-50	$40.9
Bolzoni	4.7	0-5	5-10	6.9
	$38.9	$ 11-21	$ 50-60	$47.8

Planned expenditures for the remainder of 2025 are primarily for improvements at manufacturing locations and manufacturing equipment, product development and improvements to information technology infrastructure. Management will closely monitor market conditions and may adjust investments levels and timing as market visibility improves.

The primary sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	SEPTEMBER 30, 2025	DECEMBER 31, 2024	Change
Cash and cash equivalents	$71.1	$96.6	$(25.5)
Other net tangible assets	863.6	750.5	113.1
Intangible assets	33.0	33.1	(0.1)
Goodwill	55.5	54.6	0.9
Net assets	1,023.2	934.8	88.4
Total debt	(467.8)	(440.7)	(27.1)
Total temporary and permanent equity	$555.4	$494.1	$61.3
Debt to total capitalization	46%	47%	(1)%

OUTLOOK

The Company’s Q4 2025 outlook is based on a set of assumptions, including the anticipated impact of tariffs and related mitigation efforts to help improve financial results. Proactive measures such as price increases, cost reductions through adjustments in global product sourcing, supply chain enhancements, and cost optimization programs are expected to partially offset increased tariff-related expenses. Key assumptions for the outlook include:

1.U.S. tariffs in effect as of September 5, 2025, including Chinese tariffs at 79%, used as the baseline,
2.inclusion of Section 232 tariff for steel and steel derivatives,
3.current Section 301 tariff exemption for lift truck parts not extended beyond November 29, 2025,
4.no additional tariffs will be added globally,
5.company demand forecasts are based on bookings trends, backlog levels and market data, and
6.the successful implementation of the Company’s proactive initiatives outlined above.

Recent informal announcements suggest that Chinese tariff levels will be reduced, including an extension of Section 301 tariff exemptions to November 2026, which would have a favorable financial impact of $2 million to $3 million in Q4 2025, compared to the above assumptions.
The Company’s financial outlook continues to be shaped by the considerable and evolving impact of tariffs on its costs, product demand and overall operating results. While the Company is deploying significant mitigation strategies, tariffs remain a substantial financial challenge. Persistent uncertainty around future tariff policies makes it challenging to estimate the final impact, which is expected to remain negative through the foreseeable future. Nevertheless, the Company is committed to disciplined cost controls, pricing and cost alignment, and pursuing other broad initiatives to help moderate these pressures. Management remains focused on navigating the current environment and positioning the Company for long-term profitable growth.

Lift Truck Business

During Q3 2025, the total lift truck market contracted in all geographic regions and classes compared to Q2 2025, reflecting a more cautious customer approach amid ongoing economic uncertainty. The Company believes many customers are deferring capital expenditure, resulting in delayed purchasing decisions and a temporary softening in lift truck order activity.

Despite the broader lift truck market contraction, the Company experienced an uptick in booking activity, with improvements over both the prior year and previous quarter. A portion of this dollar increase is attributable to the increased pricing on the Company’s trucks due to tariff-related material cost increases.

Dollar value bookings improved to $380 million, up from $330 million in the prior quarter, driven by gains in both the EMEA and JAPIC regions, while bookings in the Americas remained stable at relatively low levels. Bookings improved across all product classes.

Compared to Q3 2024, dollar value bookings increased modestly, primarily in the Americas, in part due to lift truck market growth led by the warehouse segment. The Company's Class 1 bookings grew, positioning it for further expansion in the warehouse segment.

The Company initially expected a factory booking demand recovery to start in Q3 2025, but it has been slow to materialize. Mixed market demand indicators are contributing to cautious expectations for future production and revenue growth over the next few quarters. If customers continue to require shipments at current levels, the Company expects factory bookings to increase in the near future.

The Company’s key customers’ purchasing decisions are largely tied to macroeconomic factors, including expectation for lower interest rates and favorable tariff negotiations with countries that most impact industrial supply chains. Customer quoting activity coupled with current shipment rates suggests underlying demand, but that demand is not likely to translate into higher booking rates until macroeconomic uncertainty is reduced. During this period of lower market activity, the Company is taking proactive steps to safeguard its competitive position, implementing targeted actions to increase bookings and truck sales. The Company is executing focused initiatives to improve quote closure rate, guided by our two missions, delivering optimal solutions and excellent customer care.

At the end of Q3 2025, the Company’s backlog was $1.35 billion, down from $1.65 billion at the end of Q2 2025, as shipments outpaced new bookings, particularly in the Americas. These bookings and backlog reductions were driven by a reduced quantity of trucks partially offset by increased truck values related to higher costs. Unfavorable currency effects have further diminished the real value of backlog, intensifying the effect of lower truck volume.

Given production scheduling requirements and the lower truck bookings, the Company anticipates further backlog degradation in the near term.

If shipments continue to outpace new bookings by a significant margin due to ongoing weaker demand, the Company will consider the need for additional actions to better align its cost structure with the evolving market environment.

Sustaining a backlog that supports the current multi-month production schedule is increasingly difficult and the Company must now work to align its supply chain and production levels with the lower market demand environment. As a result, the Company is moderating near-term production expectations to help preserve manufacturing efficiency, optimize inventory levels, and maintain an appropriate backlog level.

The competitive landscape is also evolving, with increased pressure from low-cost foreign competitors in regions like South America and Europe particularly for smaller, standard and value configuration Class 5 products. These dynamics are likely to compress product margins in affected markets. In response, the Company has expanded our modular and scalable models to support the full range of customer applications, which support margin preservation while allowing for better competitive positioning across the product range. Introducing new products including warehouse products and truck technologies are also expected to provide further competitive differentiation across all global markets.

As customer confidence returns and capital spending resumes over the next several quarters, the Company remains committed to maintaining a high level of customer engagement, prioritizing innovation and delivering differentiated solutions that foster long-term market share growth.

Operational improvement projects initiated in 2024 to streamline the Company's manufacturing footprint and optimize its operations are progressing, although at a slower pace, with $2.4 million spent in the first nine months of 2025. The Company expects to incur an additional $3 million in the fourth quarter of 2025, and between $12 million to $25 million in 2026. Total project expenditure estimates are in line with prior guidance, with some expected shifts from 2025 to 2026. Initial benefits from these programs are expected to begin in 2026 but will likely be offset by operational inefficiencies from lower production volumes. By 2027, these fully implemented programs are expected to generate significant annualized income and cash benefits ranging between $30 million to $40 million. These savings are expected to significantly offset the negative impact from future market cyclicality. Savings estimates are based on current volume and cost assumptions.

Operating expenses in Q4 2025 are expected to remain consistent with the year-to-date run rate, resulting in a modest year-over-year decrease. This is primarily due to lower incentive compensation and cost savings from Nuvera’s strategic realignment. These savings are partially offset by higher employee-related costs.

Q4 2025 is anticipated to result in a moderate operating loss, compared to Q3 2025's operating profit, primarily due to moderated production rates. Tariff costs are projected to be consistent with Q3 2025 levels. To help mitigate these tariff-related impacts, the Company continues to pursue global sourcing adjustments, supply chain improvements, and cost optimization actions.

Bolzoni

Bolzoni's Q4 2025 revenues are projected to slightly decrease compared to third quarter levels reflecting weaker demand in Bolzoni’s U.S. operations. Q4 2025 operating profit is projected to be slightly above Q3 2025 as attachment product mix improvements are expected to compensate for lower sales.

Consolidated

The financial discipline established over the past several years has positioned the Company to navigate challenging market conditions and deliver more stable financial results. The Company continues to target a 7% operating profit margin over the business cycle. However, ongoing market uncertainty has impacted bookings and revenue while tariffs have raised costs sharply. As a result, near-term results are expected to fall well below this target. As lift truck market demand remains low, the Company is taking steps to mitigate the near-term financial impact with prudent cost management and operational discipline. Over the longer-term, the Company aims to improve its financial results during economic downturns, focusing on fixed cost reductions, increased revenue resiliency, and innovative new products that enable profitable share gains over time.

The Company continues to focus on generating strong operating cash flow and accretive capital deployment across the business cycle. To support these goals, the Company is actively implementing initiatives to drive working capital efficiency, including an intense focus on the timely realignment of production and working capital processes as production volumes decrease. The Company expects to make further progress in Q4 2025. Working capital optimization and cost-saving efforts should support a solid cash flow from operations, well below 2024 levels, despite the projected lower 2025 net income.

Effective investments are critical to the Company’s ongoing transformation. This involves capital expenditures for advanced new products, manufacturing efficiencies and information technology upgrades. For 2025, capital expenditures are forecasted to range between $50 million and $60 million.

As the Company continues to generate cash, it remains committed to its disciplined capital allocation framework. This includes continued debt reduction, executing strategic investments to support profitable long-term growth, and delivering sustainable value and strong returns to shareholders.

Long-Term Objectives

Hyster-Yale's vision is to transform the way the world moves materials from Port to Home. It strives to do this through its two customer promises: first, to provide optimal customer solutions, and second, to provide exceptional customer care. The Company is focused on executing established strategic initiatives and key projects to transform the Company’s core lift truck business while building new business opportunities in the warehouse lift truck, vehicle automation, energy management and attachment business activities. These complementary growth and profit improvement projects should help the Company fulfill these two promises while achieving long-term revenue and operating profit growth. The Company believes key projects will contribute to an increased and sustainable lift truck and attachment competitive advantage over time.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) delays in delivery and other supply chain disruptions, or increases in costs as a result of inflation or otherwise, including materials, critical components and transportation costs and shortages, the effects of tariffs on raw materials or sourced products, and labor, or changes in or unavailability of quality suppliers or transporters, including the impacts of the foregoing risks on the Company's liquidity, (2) impacts resulting from increased trade barriers and restrictions on international trade, including as a result of previously announced, and potentially new, changes to U.S. trade policy and tariffs as well as retaliatory or other tariffs imposed by other countries where the Company does business, (3) delays in manufacturing and delivery schedules, (4) reduction in demand for lift trucks, attachments and related aftermarket parts and service on a global basis, including any cyclical reduction in demand in the lift truck industry, (5) customer acceptance of pricing, (6) customer acceptance of, changes in the costs of, or delays in the development of new products, (7) the ability of the Company and its dealers, suppliers and end-users to access credit, or obtain financing at reasonable rates, or at all, as a result of interest rate volatility and current economic and market conditions, including inflation, (8) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, including the Uyghur Forced Labor Prevention Act (the “UFLPA”) which could impact the Company's imports from China, as well as armed conflicts, including the Russia/Ukraine conflict, the Israel and Gaza conflict and/or the conflict in the Red Sea, and their regional effects, (9) exchange rate fluctuations, interest rate volatility and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (10) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives and restructuring programs, (11) the successful commercialization of products and technology related to the energy solutions program, (12) political and economic uncertainties in the countries where the Company does business, as well as the effects of any withdrawals from such countries, (13) bankruptcy of or loss of major dealers, retail customers or suppliers, (14) introduction of new products by, more favorable product pricing offered by or shorter lead times available through competitors, (15) product liability or other litigation, warranty claims or returns of products, (16) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (17) the ability to attract, retain, and replace workforce and administrative employees, (18) disruptions resulting from natural disasters, public health crises, political crises or other catastrophic events, and (19) the ability to protect the Company’s information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network breaches.

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

Changes in internal control over financial reporting: During the third quarter of 2025, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1    Legal Proceedings
None

Item 1A Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2025 in the sections entitled “Risk Factors.”

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
Month #1 (July 1, 2025 - July 31, 2025)	—	$—	—	$44,239,122
Month #2 (August 1, 2025 - August 31, 2025)	—	$—	—	$44,239,122
Month #3 (September 1, 2025 - September 30, 2025)	—	$—	—	$44,239,122
Total	—	$—	—	$44,239,122
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

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
    Not applicable

Item 5    Other Information
None of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended September 30, 2025.

Item 6    Exhibits
The following exhibits are filed as part of this report:

Exhibit
Number*	Description of Exhibits

31(i)(1)	Certification of Rajiv K. Prasad. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Scott A. Minder pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Rajiv K. Prasad and Scott A. Minder
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101
* Numbered in accordance with Item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale, Inc.

Date:	November 4, 2025	/s/ Dena R. McKee
Dena R. McKee
Vice President, Controller and Chief Accounting Officer (principal accounting officer)