Form 10-K
period 2025-12-31
HYSTER-YALE, INC.
filed 2026-03-03
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended:	December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-54799
HYSTER-YALE, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1637659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5875 Landerbrook Drive
Suite 300
Cleveland	44124-4069
OH	(Zip code)
(Address of principal executive offices)
Registrant's telephone number, including area code: (440) 449-9600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $0.01 Per Share	HY	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)        Yes ☐     No ☒
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter): $461,366,212
Number of shares of Class A Common Stock outstanding at February 27, 2026: 14,452,785
Number of shares of Class B Common Stock outstanding at February 27, 2026: 3,447,303
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for its 2026 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

HYSTER-YALE, INC.

PART I
Item 1. BUSINESS
General
Hyster-Yale, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating companies, Hyster-Yale Materials Handling, Inc. ("HYMH") and Bolzoni S.p.A. ("Bolzoni"), is a globally integrated company offering a full line of high-quality, application-tailored lift trucks and solutions aimed at meeting the specific materials handling needs of its customers. The Company's solutions include attachments, parts, fleet management services, technology and energy solutions. The Company is headquartered in Cleveland, Ohio.
Through HYMH, the Company designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments, parts, fleet management services, technology and energy solutions marketed globally, primarily under the Hyster®, Yale® and Nuvera® brand names, mainly to independent Hyster® and Yale® retail dealerships.
The Company owns a 90% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"), a manufacturer of low-intensity and standard lift trucks and specialized materials handling equipment. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets. Lift trucks and component parts are manufactured in the United States ("U.S."), Northern Ireland, China, the Netherlands, Mexico, the Philippines, Brazil, Japan, Italy and Vietnam. Hyster-Yale was incorporated as a Delaware corporation in 1999.
Bolzoni manufactures precision-engineered lift truck attachments, forks, masts and lift tables designed for handling delicate and specialized loads. These solutions are marketed under the Bolzoni®, Auramo® and Meyer® brand names and the Silver Line product portfolio. Bolzoni also produces components for lift truck manufacturers. Bolzoni products are manufactured in Italy, the U.S., China, Germany, Finland and Brazil. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the lift-truck attachments market and industrial materials handling.
The Company has four segments, which include three in the lift truck business as discussed below, as well as Bolzoni. The Company’s lift truck business includes the following three geographic operating segments: the Americas, EMEA and JAPIC. Americas includes lift truck operations in the U.S., Canada, Mexico, Brazil, Latin America and the corporate headquarters. EMEA includes operations in Europe, the Middle East and Africa. JAPIC includes operations in the Asia and Pacific regions, including China.
During 2025, the Company announced a strategic business realignment of Nuvera Fuel Cells, LLC ("Nuvera") designed both to increase near-term profits and to create an integrated energy solutions program in the Americas segment, which is part of the HYMH business. Nuvera was merged into HYMH in the second quarter of 2025. These changes did not impact the Company's Consolidated Financial Statements, but did impact its reportable segments. The historical and current results of the former Nuvera segment are now presented within the Americas operating segment. Refer to Note 4, Business Segments, for additional information on the Company's reportable segments. Comparative prior period amounts have been recast to reflect the segment change.
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, www.hyster-yale.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").
The components of the Company's revenues were as follows for the year ended December 31:

	2025	2024	2023
Lift trucks	71%	75%	74%
Parts	16%	14%	15%
Service, rental and other	8%	7%	6%
Bolzoni	5%	4%	5%
Sales of internal combustion engine and electric lift trucks as a percentage of the Company's revenues were as follows for the year ended December 31:

	2025	2024	2023
Internal combustion	40%	45%	44%
Electric	31%	30%	30%
Total lift truck sales	71%	75%	74%

Manufacturing and Assembly
The Company manufactures components, such as frames, masts and transmissions, and assembles lift trucks in the market of sale whenever practical to lower product costs, including from tariffs or import fees from countries where the Company manufactures products, minimize freight cost, serve customers efficiently and balance currency mix. In some instances, however, it utilizes one worldwide location to manufacture specific components or assemble specific lift trucks. Additionally, components and assembled lift trucks are exported when it is advantageous to meet demand in certain markets. The Company operates eleven lift truck manufacturing and assembly facilities worldwide with four plants in the Americas, three in EMEA and four in JAPIC, including joint venture operations. In addition, the Company operates seven Bolzoni manufacturing facilities worldwide.
Parts and Service
The Company offers a line of parts to service its large installed base of lift trucks currently in use in many industries. The Company offers online technical reference databases specifying the required parts to service lift trucks and an ordering system.
The Company sells HYSource™ branded parts to dealers for Hyster® and Yale® lift trucks. The Company also sells parts under the UNISOURCE™ brand to Hyster® and Yale® dealers for the service of competitor lift trucks. The Company has a contractual relationship with a third-party, multi-brand, parts wholesaler in the Americas in which orders from the Company's dealers for parts are fulfilled by the third party who then pays the Company a commission.
In addition to parts, the Company sells services, including full maintenance leases and fleet management.
Marketing
The Company has a global marketing organization structured to support the geographic divisions. The global approach is centered around six key areas: Brand Strategy and Activation; Commercial Enablement; Training and Engagement; Product Management and Strategy; Content and Create Services; and Industry Strategy & Market Insights.
Patents, Trademarks and Licenses
The Company relies on a combination of trade secret protection, trademarks, copyrights, and patents to establish and protect the Company's proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of the Company's technology to which they relate or competitors may design around the patents. The Company is not materially dependent upon patents or patent protection; however, as materials handling equipment has become more technologically advanced, the Company and its competitors have increasingly sought patent protection for inventions incorporated into their respective products. The Company owns the Hyster®, Yale®, Bolzoni®, Auramo®, Meyer®, Nuvera® and Maximal® trademarks and believes these trademarks are material to its business.
Distribution Network
The Company distributes lift trucks and attachments primarily through two channels: independent dealers and a direct sales program to major customers. In addition, the Company distributes parts and services for its lift trucks mainly through its independent dealers. The Company’s end-user base is diverse and fragmented, including but not limited to the following industries: retail, durable goods, food and beverage, industrial and logistics.
Independent Dealers
The Company’s dealers, located in 111 countries, are generally independently owned and operated. The following table summarizes the Company's dealers as of December 31, 2025:

	Hyster®	Yale®	Dual-Branded	Maximal®
Americas	9	11	30	16
EMEA	50	37	22	15
JAPIC	44	9	5	8
	103	57	57	39
Direct Customer Sales
The Company operates a direct sales program to major customers or global accounts for both Hyster® and Yale®. This program focuses on large customers with centralized purchasing and geographically dispersed operations across multiple dealer territories. This program accounted for 28%, 22% and 19% of new lift truck revenues in 2025, 2024 and 2023, respectively. The independent dealers support these major customers by providing parts and service on a local basis. Dealers receive an installation fee for the support they provide in connection with these major customer sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, this direct customer sales program markets services, including lift truck rentals, full maintenance leases and fleet management.

Financing of Sales
The Company is engaged in a joint venture with Wells Fargo Financial Leasing, Inc. ("WF") to provide dealer and customer financing of new lift trucks in the United States. The Company owns 20% of the joint venture entity, HYG Financial Services, Inc. ("HYGFS"), and receives fees and certain remarketing profits under a joint venture agreement. The term of the agreement is valid through December 2028. The agreement automatically renews for additional one-year terms unless written notice is given by either party at least 180 days prior to termination. The Company accounts for its ownership of HYGFS using the equity method of accounting.
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
Backlog
The following table outlines the Company's backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks for the years and periods ended (in millions):

	December 31, 2025	September 30, 2025	December 31, 2024
Backlog, approximate sales value	$1,280	$1,350	$1,930
As of December 31, 2025, the Company expects substantially all of its backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks to be sold during the next twelve months. Backlog represents unfilled lift truck orders placed with the Company’s manufacturing and assembly facilities from dealers and direct sales to customers. In general, unfilled orders may be canceled at any time prior to the time of sale; however, the Company can assess cancellation penalties on orders within a certain period prior to initiating production. In certain circumstances, orders may be cancelled, for a limited time period without penalty, after receiving notice of a surcharge on the order from the Company. The dollar value of backlog is calculated using the current unit backlog and the forecasted average sales price per unit.
Key Suppliers and Raw Materials
In 2025, the Company was subject to substantial new tariffs imposed by the U.S. on imports of materials from various countries and industries within those countries. Tariffs, ongoing volatility in global markets and the impact on demand and supply may result in unanticipated cost increases for the Company's products. The Company attempts to pass these increased costs along to its customers in the form of higher prices for its products; however, the Company may not be able to fully offset the increased market-based costs of industrial metals and other materials due to overall market conditions.
Steel is a significant raw material required by the Company's manufacturing operations and is generally purchased from steel producing companies in the geographic area near each of the Company's manufacturing facilities. Other significant components for the Company's lift trucks are engines, axles, brakes, transmissions, tires and batteries and chargers. In addition, the Company depends on a limited number of suppliers for some of its crucial components, including diesel and gasoline engines, drive-system components, cast-iron counterweights used to counter balance some lift trucks and tires and wheels. Some of these critical components are imported and subject to regulations, such as customary inspection by the U.S. Customs and Border Protection under the auspices of the U.S. Department of Homeland Security, as well as the Company's own internal controls and security procedures. Although most components are available from numerous sources or in quantities sufficient to meet requirements, the Company has experienced, and may continue to experience, significant shortages of key components for certain products. This has negatively affected, and may in the future negatively affect, production levels.
Government and Trade Regulations
The Company has been impacted by ongoing trade disputes, including the imposition of tariffs by the U.S. on imports of materials, which has resulted in higher material costs. In addition, the Company’s business has been affected in the past by trade disputes between the U.S. and foreign jurisdictions. There continues to exist significant uncertainty about the future of U.S. trade policy and volatility of current or potential new tariffs on foreign jurisdictions, including but not limited to, Brazil, China, Europe, India and Mexico. In the future, the Company's results of operations may continue to be materially adversely affected to the extent the Company is affected by trade disputes with other foreign jurisdictions, and increased or new tariffs are levied on its goods or the materials the Company purchases or products the Company sells.

Competition
The Company is one of the leaders in the lift truck industry with respect to market share in the Americas and worldwide. Competition in the lift truck industry is based primarily on strength and quality of dealers, brand loyalty, customer service, new lift truck sales prices, availability of products and parts, comprehensive product line offerings, product performance, quality and innovation, including features, and the cost of ownership over the life of the lift truck. The Company competes with several global lift truck manufacturers that operate in all major markets, as well as other niche companies. The lift truck industry also competes with alternative methods of materials handling, such as automated warehouses, including conveyor systems and automated guided vehicles and systems as well as suppliers of alternative power sources including lithium-ion and hydrogen power suppliers. The Company's parts offerings compete with parts manufactured by other lift truck manufacturers, as well as companies that focus solely on the sale of generic parts.
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
The use of lithium ion and hydrogen fuel-cell technology in industrial and commercial applications, including lift trucks, is a developing market. Companies implementing such technology face competitors that integrate more traditional energy technologies into their product lines, as well as competitors that have implemented or are implementing alternatives to traditional energy technologies, such as lithium batteries, fuel additives and other high efficiency or “renewable” technologies.
Cyclical Nature of Lift Truck Business
The Company’s lift truck business historically has been cyclical. Fluctuations in the rate of orders for lift trucks, attachments and fuel-cell technology reflect the capital investment decisions of the Company’s customers, which depend to a certain extent on the general level of economic activity in the various industries the lift truck customers serve. During economic downturns or economic uncertainty, customers tend to delay new lift truck and parts purchases. Consequently, the Company has experienced, and in the future may continue to experience, significant fluctuations in its revenues and net income.
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
The Company also has engineering centers in the United Kingdom, India and China to support design activities for its four major engineering centers.
The Company’s lift truck engineering centers utilize a three-dimensional CAD/CAM system and are interconnected with each of the Company’s manufacturing and assembly facilities and certain suppliers. This allows for collaboration in technical engineering designs and collaboration with these suppliers. The Company also utilizes artificial intelligence tools to analyze, design and enhance the efficiency and innovation of its product development process. Additionally, the Company solicits customer feedback throughout the design phase to improve product development efforts.
The Company also has research and development locations located in Greenville, North Carolina and Billerica, Massachusetts for the design, development and testing of technology solutions, including automation and energy solutions.
Development and innovation of attachments occurs in each of the Bolzoni manufacturing plants for the specific products produced in that location.
Sumitomo-NACCO Joint Venture
The Company has a 50% ownership interest in Sumitomo NACCO Forklift Co., Ltd. ("SN"), a limited liability company that was formed in 1970 primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and Southeast Asia and to manufacture Hyster® and Yale® branded lift trucks, related components and service parts for distribution by the Company outside of Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each SN stockholder is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between the Company and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, the Company accounts for its ownership in SN using the equity method of accounting and is included in the JAPIC segment. The Company purchases Hyster®- and Yale®-branded lift trucks and related component and parts from SN for sale outside of Japan under agreed-upon terms. The Company also contracts with SN for engineering design services on a cost plus basis and charges SN for technology used by SN but developed by the Company. During 2025, SN sold approximately 9,000 lift trucks.
Human Capital Resources
As of January 31, 2026, the Company had approximately 7,500 employees. The employees are distributed between each of the Company's businesses as follows:

Lift Truck	6,300
Bolzoni	1,200
Certain employees in the Danville, Illinois parts depot operations are unionized. Although the Company’s current contract with the Danville union expires in 2027, the Company expects to close the Danville location and move the parts depot operations to the Avon, Indiana Customer and Parts Solution Center in 2026. All other employees at the Company's facilities in the U.S. are not represented by unions. In Brazil, all employees are represented by a union for salary and benefits contracts, which are negotiated annually for the following year. In Mexico, certain employees are unionized. The Company’s contract with the Mexican union expires annually in March, at which time salaries are negotiated for the following year. Benefits in Mexico are negotiated every other year.
In Europe, certain employees in the Helsinki, Finland; Salzgitter, Germany; Craigavon, Northern Ireland; Masate, Italy; Piacenza, Italy; San Donato, Italy and Nijmegen, the Netherlands facilities are represented by a union or a works council. The Company believes its current labor relations with both union and non-union employees are generally satisfactory.
Corporate Responsibility
The Company is committed to being responsible corporate citizens, guided by vision and values. The Company remains focused on long-term viability, understanding that corporate responsibility is essential for building resilience in an increasingly dynamic world, and that delivering value requires strong, successful, and sustained relationships with all our stakeholders.
To achieve this, the Company has three focus areas: people; economy; and environment.
People
Employees are the foundation of the Company's success. Their expertise, dedication, and innovation drive the Company's operations forward everyday – which is why the Company is deeply committed to investing in their safety, well-being, development, and engagement. The Company achieves this through focusing on training and education and commitment to labor and human rights and environmental, occupational health and safety ("EOHS") as fundamental responsibilities of the Company.
In addition, the Company maintains open communication channels with employees to understand and support employee needs and contribute to the success as a business; whether through a formal or other open feedback systems. To further foster collaboration and engagement across global operations, the Company supports Employee Resource Groups ("ERG"s). These employee-led and employee-run groups are open to all regular, full-time employees with the goal of creating spaces where employees can build community, develop leadership skills, and enrich the Company culture.
The Company is committed to corporate responsibility throughout all aspects of the organization and recognize its importance to our employees, customers, investors, and the local communities in which the Company operates.
Economy
The Company is committed to operating with integrity throughout every level of the business, which provides the foundation for innovation, trust, and long-term organizational success. Our responsible business strategy guides how the Company supports our customers, empowers our employees, and creates lasting value within the communities where it operates. The Company remains dedicated to upholding the highest ethical standards and recognize responsibilities to our employees, customers, communities, and the environment to go beyond compliance at every level of business.
The Company views suppliers as an extension of its business and a critical component to the Company's success. To ensure a resilient supply chain that meets or exceeds our quality standards for parts and services provided, the Company collaborates closely with a diverse network of suppliers around the world. The Company's supplier network is built upon six core pillars, designed to promote a resilient, global supply chain. These six pillars reflect our shared commitment to quality, reliability, diversity, compliance, efficiency, and customer satisfaction.
The Company's dedicated focus on product safety begins with product development teams as they create robust product designs, explore innovative technologies and build comprehensive support solutions that enhance both operator safety and safety for those around our equipment. The Company's ongoing training and support teams provide extended care to customers and operators throughout the life of the product.
Environment
Environmental responsibility is a core principle of the Company's operating structure, embedded within our EOHS program as well as a standalone priority. The Company is committed to integrating sustainable practices across our organization and processes, from reducing emissions and energy use to minimizing waste generation and water consumption. By investing in continuous improvement, the Company is not only reducing our environmental footprint but strengthening our resilience and leading the way towards a more sustainable future for our industry.
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
Part of the strategy to expand worldwide market share is strengthening the Company's non-U.S. distribution network. This strategy also includes decreasing costs by sourcing basic components in lower-cost countries and could include more reliance on regional manufacturing facilities. Implementation of this strategy may increase the risks and potential impacts to global operations and there can be no assurance that such risks will not have an adverse effect on the Company's revenues, profitability or market share.
Economic and political conditions in the U.S. and abroad may lead to significant changes in tax rules and regulations, including tariffs and changing trade policies. For example, proposals to reform non-U.S. tax laws or other regulations could significantly impact how multinational corporations do business. The Company's effective income tax rate could be volatile and materially change as a result of changes in tax laws, geographic mix of earnings and other factors. Although the Company cannot predict the final form or impact of any regulation or other proposal, if adopted at all, such regulations and proposals could, if enacted, have a material adverse impact on the Company's profitability.
Furthermore, international trade may also be disrupted by geopolitical conflict and hostilities in the regions or involving the countries in which the Company operates. This could aggravate each of the foregoing risks, as well as disrupt our ability to operate in affected areas, including collecting on commercial receivables.
The Company relies on the timely and free flow of goods through open and operational international shipping lanes and ports from suppliers and manufacturing locations. Disruptions of shipping lanes from geopolitical tensions, labor disputes, changes in trade policies or sea piracy, or at ports, common carriers, or suppliers could create significant risks, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during periods of significant importing or manufacturing. These factors could potentially result in delayed or cancelled orders by customers, unanticipated inventory accumulation or shortages, shipping delays, and harm to the business, results of operations, and financial condition.
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
Free trade laws and regulations provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in or uncertainty surrounding laws or policies governing the terms of international trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where the Company manufactures products have had a material adverse impact on the Company's business and financial results.
In 2025, the United States announced or implemented substantial new tariffs on many countries, materials and industries. Other countries have imposed and may continue to impose retaliatory tariffs and other trade restrictions impacting a broad range of raw materials and goods. In particular, tariffs and other trade restrictions between the U.S., Brazil, China, Europe and India have escalated dramatically and may continue to escalate. There exists substantial uncertainty as to whether any, or all, tariffs and trade restrictions will be fully implemented, sustained or modified. In February 2026, the U.S. Supreme Court ("the Court") issued a ruling holding that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") are not legally authorized. The Court only ruled on IEEPA tariffs and did not invalidate any other tariffs, nor did the Court address whether or how the U.S. government might issue refunds of IEEPA tariffs. If the U.S. government is ultimately required to issue refunds, the process likely will take many months or years. Although the ruling has been issued, its implications for trade policy and related administrative actions remain uncertain. A number of tariff-related matters continue to be challenged that could impact the continued utilization of certain tariffs and the manner in which tariff costs or potential recoveries are calculated. Adverse rulings, or the replacement or implementation of new tariffs or trade restrictions, may have a material adverse effect on market demand, revenue, profitability and liquidity.
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
The continuation, increase or expansion of international tariffs and other trade restrictions, as well as continued or increased geopolitical tensions, volatility and uncertainty with respect to trade and other policies both directly and through their impacts on business and customer sentiment and spending, currency exchange and interest rates, inflation, and economic conditions globally, could have a material adverse impact on our revenue, operations, financial position, including cash flows, cost structure, competitiveness, supply chain logistics, product demand and pricing, and profitability, and may increase the likelihood, or amplify the impacts, of other risks.
If the global capital goods market declines, the cost saving efforts the Company has implemented may not be sufficient to achieve the benefits expected.
If the global economy or the capital goods market declines, the Company's revenues and profitability could decline. If revenues are lower than expected, the programs the Company has implemented may not achieve the benefits expected. Furthermore, the Company may be forced to take additional cost saving steps that could result in additional charges that materially adversely affect the ability to compete or implement the Company's current business strategies.
Failure to compete effectively within the Company's industry could result in a significant decrease in revenues and profitability.
The Company experiences intense competition in the sale of lift trucks and parts. Competition in the lift truck industry is based primarily on strength and quality of dealers, brand loyalty, customer service, new lift truck availability and sales prices, availability of parts and their prices, comprehensive product line offerings, product performance, quality and innovation, including lift truck features, and the cost of ownership over the life of the lift truck. The Company competes with several global manufacturers that operate in all major markets. These manufacturers may have lower manufacturing costs, offer differentiated products at competitive prices, provide better performance, respond more quickly to changing trade policies and have greater financial resources than the Company, which may enable them to commit larger amounts of capital or respond more effectively to changing market conditions. If the Company fails to compete effectively, revenues and profitability could be significantly reduced.
The cost of raw materials used by the Company's products has fluctuated and may continue to fluctuate, which could materially reduce the Company's profitability.
The Company has experienced and may continue to experience significant increases in materials costs, primarily as a result of inflationary pressures, tariffs, increased demand and limited supply. The Company's operating results were unfavorably affected by tariffs implemented in 2025 which led to the Company incurring approximately $100 million of various tariff-related costs on inventory purchases. The Company manufactures products that include raw materials that consist of steel, rubber, copper, lead, castings and counterweights. The Company also purchases parts provided by suppliers that are manufactured from castings and steel or contain lead. The cost of these parts is affected by the same economic conditions that impact the cost of the parts the Company manufactures. The cost to manufacture lift trucks and related service parts has been and may continue to be affected by fluctuations in prices for these raw materials. If costs of these raw materials increase, the Company's profitability could be materially reduced.
The Company depends on a limited number of suppliers for specific critical components.
The Company depends on a limited number of suppliers for some of its critical components, including diesel, gasoline and fuel cell engines and cast-iron counterweights used in some lift trucks. Some of these critical components are imported and subject to regulation, primarily with respect to customary inspection of such products by the U.S. Customs and Border Protection under the auspices of the U.S. Department of Homeland Security. Although most components are available from numerous sources or in quantities sufficient to meet requirements, the Company has experienced significant shortages of key components for certain products within the last several years and during the COVID-19 pandemic, which has negatively affected and may in the future negatively affect production levels. The results of operations and liquidity position have been and could be adversely affected if the Company is unable to obtain these critical components, or if the costs of these critical components were to continue to increase, due to inflation, regulatory compliance or otherwise, and the Company is unable to pass the cost increases on to its customers.
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
If the Company's strategic initiatives, including the introduction of new products and technology solutions, do not prove effective, revenues, profitability and market share could be significantly reduced.
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
The Company may not be able to commercialize new products on economically efficient terms or in response to changing market demand. Unforeseen difficulties, such as delays in development due to design defects or changes in specifications and insufficient research and development resources, cost overruns or availability of key components, may hinder the Company’s ability to generate revenues to third-parties on an economically favorable basis or at all.
The lift truck business is cyclical. Any downturn in the general economy could result in significant decreases in the Company's revenue and profitability and an inability to sustain or grow the business.
The Company's lift truck business historically has been cyclical. Fluctuations in the rate of orders for lift trucks, attachments and emerging technology reflect the capital investment decisions of the Company's customers, which depend to a certain extent on the general level of economic activity in the various industries the customers serve. During economic downturns, customers tend to delay new lift truck and parts purchases or may cancel or postpone orders. Consequently, the Company has experienced, and in the future may continue to experience, significant fluctuations in revenues and net income. If there is a downturn in the general economy, or in the industries served by lift truck customers, the Company's revenue and profitability could decrease significantly, and the Company may not be able to sustain or grow the business.
The Company relies primarily on its network of independent dealers to sell lift trucks and parts and the Company has no direct control over sales by those dealers to customers. Ineffective or poor performance by these independent dealers or loss of a dealer from the Company's network could result in a significant decrease in revenues and profitability and the inability to sustain or grow the business.
The Company relies primarily on independent dealers for sales of lift trucks and parts. Sales of the Company's products are therefore not subject to the Company's direct control and may depend on the quality and effectiveness of the dealers, including their service repair capabilities. As a result, ineffective or poorly performing dealers could result in a significant decrease in revenues and profitability and the Company may not be able to sustain or grow its business.
The pricing and costs of the Company's products have been and may continue to be impacted by currency fluctuations, which could materially increase costs, and result in material currency exchange losses and reduce operating margins.
Because the Company conducts transactions in various currencies, including U.S. dollars, euros, Japanese yen, Chinese renminbi, Mexican pesos, British pounds, Swedish kroner, Brazilian reais and Australian dollars, lift truck pricing is subject to the effects of fluctuations in the value of these currencies and fluctuations in the related currency exchange rates. As a result, the Company's sales have historically been affected by, and may continue to be affected by, these fluctuations. In addition, exchange rate movements between currencies in which the Company purchases materials and components and manufactures certain products and the currencies in which the Company sells those products have been affected by and may continue to result in exchange losses that could materially reduce operating margins. Furthermore, the Company's hedging contracts may not fully offset risks from changes in currency exchange rates.
The integration and use of artificial intelligence and similar technology in our business may impact the Company’s business, products, reputation and results of operation.
The use of artificial intelligence, combined with an evolving regulatory environment, may result in reputation harm, liability, or other adverse consequences to our business operations. The Company intends to expand the use of automation and machine learning in our products, including customer-facing features. While the Company believes the use of these emerging technologies can present significant customer benefits, they also create risks and challenges. Data sourcing, technology, integration and process issues, bias in decision-making algorithms, concerns over intellectual property, reputational implications, system security concerns, damage from product-feature failures or the protection of privacy could impair the adoption and acceptance of autonomous machine solutions. Additionally, if the Company is unable to match or surpass advances of artificial intelligence that our competitors implement for their products or for internal operations, our competitive position could be impacted.
Our vendors and third-party partners may incorporate artificial intelligence tools into their offerings with or without disclosing this use to us. The providers of these artificial intelligence tools may not meet existing or evolving regulatory or industry standards concerning privacy and data protection, which may result in a loss of intellectual property or confidential information and/or cause harm to our reputation and the public perception of the effectiveness of our security measures. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in cyberattacks or illegal activities involving the theft and misuse of personal information, confidential information and intellectual property, and the effect of these attacks could have a significant adverse impact upon the Company.
In addition, the Company’s workforce may use artificial intelligence tools such as third-party generative artificial intelligence platforms that could result in confidential information being leaked or disclosed to others. If the data used in our business operations to train the solution or the content, analyses, or recommendations that the machine learning and intelligence applications assist in producing is deemed to be inaccurate, incomplete, or ineffective, the Company's brand, reputation and results of operations may be materially impacted.
Risks Related to Cybersecurity
The Company may be unable to protect its information systems against service interruptions, data corruption, cybersecurity incidents or network breaches, which have in the past and could in the future disrupt business strategy and operations and could materially adversely affect the Company's results of operations, financial condition or reputation.
The Company relies on information technology networks and systems, some of which are managed by third parties, in connection with various business activities. These activities include processing, transmitting and storing electronic information, and managing or supporting a variety of business processes and activities, including supply chain, manufacturing, distributing, invoicing and collection. The Company uses information systems to record, process and report financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements.
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
Because the Company has employees, property and business operations outside of the U.S., it is subject to the laws and the court systems of many jurisdictions. The Company may become subject to claims outside the U.S. based in non-U.S. jurisdictions for violations of their laws with respect to the Company's non-U.S. operations. In addition, these laws may be changed or new laws may be enacted in the future, including, for example, with respect to environmental, climate change, health and safety, data privacy and cybersecurity matters. Non-U.S. litigation is often expensive, time consuming and distracting. As a result, any of these risks could significantly reduce profitability and the Company's ability to operate its businesses effectively.
Risks Related to Key Personnel and Ownership
The Company is dependent on key personnel, and the loss of these key personnel could significantly reduce profitability.
The Company is highly dependent on the skills, experience and services of key personnel, and the loss of key personnel could have a material adverse effect on its business, operating results and financial condition. In addition, the loss of key personnel could impact the Company's ability to maintain effective internal controls over financial reporting. Competition for, and availability of skilled personnel is challenging in the markets in which the Company competes, and employment and retention of qualified and skilled front-line personnel is important to the successful conduct of the Company's business. The Company's success depends upon its ability to recruit, hire, train and retain additional skilled and experienced management personnel. The Company's inability to hire and retain personnel with the requisite skills could impair its ability to manage and operate its business effectively and could significantly reduce profitability.
Certain members of the Company’s extended founding family own a substantial amount of its Class A and Class B common stock and, if they were to act in concert, could control the outcome of director elections and other stockholder votes on significant corporate actions.
The Company has two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock are entitled to cast one vote per share and, as of December 31, 2025, accounted for approximately 29 percent of the voting power of the Company. Holders of Class B common stock are entitled to cast ten votes per share and, as of December 31, 2025, accounted for the remaining voting power of the Company. As of December 31, 2025, certain members of the Company’s extended founding family held approximately 29 percent of the Company’s outstanding Class A common stock and approximately 96 percent of the Company’s outstanding Class B common stock. On the basis of this common stock ownership, certain members of the Company’s extended founding family could have exercised 76 percent of the Company’s total voting power. Although there is no voting agreement among such extended family members, in writing or otherwise, if they were to act in concert, they could control the outcome of director elections and other stockholder votes on significant corporate actions, such as certain amendments to the Company’s certificate of incorporation and sale of the Company or substantially all of its assets. Because certain members of the Company’s extended founding family could prevent other stockholders from exercising significant influence over significant corporate actions, the Company may be a less attractive takeover target, which could adversely affect the market price of its common stock.
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
Repurchases under the stock repurchase program could affect the price of the Company's Class A common stock. The existence of a stock repurchase program could cause the price of the Company's Class A common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for the Company’s Class A common stock. There can be no assurance that any stock repurchases will enhance shareholder value because the market price of the Company’s Class A common stock may decline below the levels at which the Company repurchased the shares. Although the stock repurchase program is intended to enhance long-term shareholder value, there is no assurance that it will do so and short-

term price fluctuations in the Class A common stock could reduce the program’s effectiveness. Furthermore, the stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of the Company's Class A common stock, and it may be suspended or discontinued at any time, and any suspension or discontinuation could cause the market price of the Company's Class A common stock to decline.
Risks Related to Financing
The Company is subject to recourse or repurchase obligations with respect to the financing arrangements of some of its customers.
Through arrangements with Wells Fargo and others, dealers and other customers are provided financing for new lift trucks in the U.S. and in major countries of the world outside of the United States. Through these arrangements, the Company's dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, the Company provides recourse or repurchase obligations such that it would become obligated in the event of default by the dealer or customer. Total amounts subject to these types of obligations were $134.5 million and $219.2 million at December 31, 2025 and 2024, respectively. Generally, the Company maintains a perfected security interest in the related assets financed such that, in the event the Company becomes obligated under the terms of the recourse or repurchase obligations, it may take title to the assets financed. The Company cannot be certain, however, that the security interest will equal or exceed the amount of the recourse or repurchase obligations. In addition, the Company cannot be certain that losses under the terms of the recourse or repurchase obligations will not exceed the reserves that have been set aside in the consolidated financial statements. The Company could incur a charge to earnings if reserves prove to be inadequate, which could have a material adverse effect on results of operations and liquidity for the period in which the charge is taken.
The Company may be unable to fund its operations at competitive rates, on commercially reasonable terms or in sufficient amounts.
The Company has incurred significant debt obligations that could adversely affect its business and financial condition, including the ability to fully implement its strategy. As of December 31, 2025, the Company has a $300 million secured, floating-rate revolving credit facility, expiring in June 2030, and a $225 million term loan, maturing in May 2028, each of which has various restrictive covenants. As the Company continues to pursue its business strategies, it expects to incur additional indebtedness and refinance existing debt at a variety of interest rates, maturities, and terms. The lift truck industry is a cyclical business and the Company's revenue, cash flows, and outlook often fluctuate in accordance with this cycle, as well as prevailing macroeconomic conditions, the Company's business strategy, and other risks described in these risk factors. These fluctuations, together with the Company's debt level and related debt service obligations, could have the effect of, among other things, reducing the Company's flexibility to respond to changing business and economic conditions and increasing the risk of a future downgrade in the Company's credit ratings that can potentially impact the value of the Company's outstanding debt and increase its borrowing costs. The Company may also be required to raise additional financing for working capital, capital expenditures, debt service obligations, debt refinancing, future acquisitions, or other general corporate purposes, which will depend on, among other factors, the Company's financial position and performance, as well as prevailing market conditions and other factors beyond the Company's control. Consequently, the Company may not be able to obtain additional financing or refinancing on terms acceptable to it, or at all, which could adversely impact the Company's ability to finance its business strategy and service and repay outstanding indebtedness as it becomes due, all of which could adversely impact the Company's business, financial condition, and the cost of borrowing.
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
The Company’s Office of the Chief Information Security Officer (“Office of the CISO”), which is responsible for the daily direction and management of cybersecurity risk activities, led by the Company's Chief Information Security Officer ("CISO"), and also consists of the Company's Vice President and Chief Information and Digital Officer and other information technology and cybersecurity specialists. The Office of the CISO uses various data protection frameworks and conducts vulnerability assessments, cybersecurity monitoring and recovery software, employee, supplier and dealer training programs and monitoring of incidents and threats. Members of the Office of the CISO also engage with the Company’s internal audit department to review cybersecurity threats focusing on operational applications and databases through the course of their activities. The Chief Information Security Officer has over 35 years of extensive experience in information technology including roles in cybersecurity, privacy, software engineering, systems engineering, infrastructure and data center management, and is a Certified Information Security Manager. The CISO reports to the Vice President and Chief Information and Digital Officer. The Vice President and Chief Information and Digital Officer, who reports to the Company’s Chief Executive Officer, has approximately 35 years of information technology experience, including roles or oversight of cybersecurity, software design and implementation, and related technology domains.
The Company's CISO chairs the Company’s Cybersecurity Committee (the “CSC”), which oversees and advises on various cybersecurity risk management processes and strategies and directs activities to identify, detect, assess and manage risks from cybersecurity threats, protect the Company’s assets and to respond and recover from cybersecurity incidents. The CSC is responsible for coordination with the Company’s internal audit, risk management and/or crisis management teams to review and respond to cybersecurity threats. The CSC also advises on the implementation and performance of the National Institute of Standards and Technology Cybersecurity Framework. The CSC includes members of senior management from operations, finance and legal. The CSC is expected to meet quarterly. On behalf of the CSC, the Office of the CISO review and reports on the Company’s cybersecurity activities to the ARC on a quarterly basis and to the full Board of Directors on at least an annual basis.
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

Item 2. PROPERTIES
The following table presents the principal assembly, manufacturing, distribution and office facilities that the Company owns or leases:

Segment	Facility Location	Owned/Leased	Function(s)
Lift Truck
Americas	Avon, Indiana	Leased	Americas future Customer and Parts Solution Center
	Berea, Kentucky	Owned	Assembly of lift trucks and manufacture of component parts
	Charlotte, North Carolina	Leased	Customer experience and training center
	Cleveland, Ohio	Leased	Global headquarters
	Danville, Illinois	Owned	Americas current parts distribution center
	Fairview, Oregon	Owned	Counterbalanced development center for design and testing of lift trucks, prototype equipment and component parts
	Greenville, North Carolina	Owned	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in the Americas; Americas warehouse development center; assembly of lift trucks and manufacture of component parts
	Greenville, North Carolina	Leased	Research and development facility for emerging technology
	Itu, Brazil	Owned	Assembly and manufacture of lift trucks and parts distribution center
	Ramos Arizpe, Mexico	Owned	Assembly of lift trucks and manufacture of component parts
	Billerica, Massachusetts	Leased	Research and development facility for emerging technology
EMEA	Craigavon, Northern Ireland	Owned	Manufacture of lift trucks and component parts
	Frimley, Surrey, UK	Leased	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in EMEA
	Irvine, Scotland	Leased	European administrative center
	Masate, Italy	Leased	Assembly of lift trucks; European warehouse development center
	Nijmegen, the Netherlands	Owned	Big trucks development center; manufacture and assembly of big trucks and component parts; European parts distribution center

JAPIC	Fuyang, China	Owned	Manufacture and assembly of lift trucks
	Pune, India	Leased	Engineering, supply chain and marketing and administrative services
	Shanghai, China	Owned	Sale of parts and marketing operations of China
	Singapore	Leased	Divisional headquarters
Bolzoni	Helsinki, Finland	Leased	Manufacture and distribution of Bolzoni products
	Hebei, China	Owned	Manufacture and distribution of Bolzoni products
	Piacenza, Italy	Owned	Bolzoni headquarters; manufacture and distribution of Bolzoni products
	Salzgitter, Germany	Owned	Manufacture and distribution of Bolzoni products
	Sorocaba, Brazil	Leased	Manufacture and distribution of Bolzoni products
	Sulligent, Alabama	Owned	Manufacture of Bolzoni products and manufacture of component parts for lift trucks
	Wuxi, China	Owned	Manufacture and distribution of Bolzoni products
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

Name	Age	Current Position	Other Positions
Alfred M. Rankin, Jr.	84	Executive Chairman of the Board of Directors of Hyster-Yale (from May 2023).	Chairman and Chief Executive Officer of Hyster-Yale (from February 2021 to May 2023), Chairman of HYMH (from prior to 2021 to May 2023), Chairman, President and Chief Executive Officer of Hyster-Yale (from prior to 2021 to February 2021).
Rajiv K. Prasad	62	President and Chief Executive Officer of Hyster-Yale (from May 2023).	President and Chief Executive Office of HYMH (from prior to 2021 to January 2025), President of Hyster-Yale (from February 2021 to May 2023).
Anthony J. Salgado	55	President and Chief Executive Officer of HYMH (from January 2025).	Chief Operating Officer of HYMH (from prior to 2021 to January 2025).
Dena R. McKee	53	Vice President, Controller and Chief Accounting Officer of Hyster-Yale (from February 2024).	Senior Consultant of Resources Connection LLC (from October 2023 to February 2024), Senior Director, Corporate Controller of Resideo Technologies, Inc, (from September 2022 to May 2023), Senior Vice President and Corporate Controller of Cornerstone Building Brands (from prior to 2021 to September 2022).
Stewart D. Murdoch	55	Senior Vice President, Managing Director, Europe, Middle East and Africa of HYMH (from prior to 2021).
Charles F. Pascarelli	66	Senior Vice President, President, Americas of HYMH (from prior to 2021).
Jon C. Taylor	61	Chief Financial Officer of HYMH (from February 2022).	VP Finance of HYMH (from prior to 2021 to January 2022).
Suzanne S. Taylor	63	Senior Vice President, General Counsel and Secretary of Hyster-Yale (from prior to 2021), Senior Vice President, General Counsel and Secretary of HYMH (from prior to 2021).
Matheus de C. Thaumaturgo	50	President, APIC of HYMH (from July 2024).	Managing Director for HYMH in Brazil (from prior to 2021 to June 2024).
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
At December 31, 2025, there were approximately 785 Class A common stockholders of record and 814 Class B common stockholders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
Month #1 (October 1, 2025 - October 31, 2025)	—	$—	—	$44,239,122
Month #2 (November 1, 2025 -November 30, 2025)	—	$—	—	$44,239,122
Month #3 (December 1, 2025 - December 31, 2025)	—	$—	—	$44,239,122
Total	—	$—	—	$44,239,122
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
Item 6. [RESERVED]

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HYSTER-YALE, INC. AND SUBSIDIARIES
    (Dollars in Millions, Except Per Share Data)
OVERVIEW
Hyster-Yale, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating companies, Hyster-Yale Materials Handling, Inc. ("HYMH") and Bolzoni S.p.A. ("Bolzoni"), is a globally integrated company offering a full line of high-quality, application-tailored lift trucks and solutions aimed at meeting the specific materials handling needs of its customers. The Company's solutions include attachments, parts, fleet management services, technology and energy solutions.
Through HYMH, the Company designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments, parts, fleet management services, technology and energy solutions marketed globally, primarily under the Hyster®, Yale® and Nuvera® brand names, mainly to independent Hyster® and Yale® retail dealerships. The materials handling business historically has been cyclical because the order rate for lift trucks fluctuates depending on the economic activity level in the various industries and countries its customers serve. Lift trucks and component parts are manufactured and assembled in the United States ("U.S."), Northern Ireland, China, the Netherlands, Mexico, the Philippines, Brazil, Japan, Italy and Vietnam.
The Company owns a 90% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"), a manufacturer of low-intensity and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets.
Bolzoni manufactures precision-engineered lift truck attachments, forks, masts and lift tables designed for handling delicate and specialized loads. These solutions are marketed under the Bolzoni®, Auramo® and Meyer® brand names and the Silver Line product portfolio. Bolzoni also produces components for lift truck manufacturers. Bolzoni products are manufactured in Italy, the U.S., China, Germany, Finland and Brazil. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the lift-truck attachments market and industrial material handling.
During 2025, the Company announced a strategic business realignment of Nuvera Fuel Cells, LLC ("Nuvera") designed both to increase near-term profits and to create an integrated energy solutions program in the Americas segment, which is part of the HYMH business. Nuvera was merged into HYMH in the second quarter of 2025. As a result, the Company revised its operating segments to reflect changes in the way the chief operating decision maker (“CODM”) manages and evaluates the business. These changes did not impact the Company's Consolidated Financial Statements, but did impact its reportable segments. The historical and current results of the former Nuvera segment are now presented within the Americas operating segment. Refer to Note 4, Business Segments, to the Consolidated Financial Statements for additional information on the Company's reportable segments. Comparative prior period amounts have been recast to reflect the segment change.
Competition in the lift truck industry is based primarily on strength and quality of dealers, brand loyalty, customer service, new lift truck sales prices, availability of products and parts, comprehensive product line offerings, product performance, quality and innovation, including features, and the cost of ownership over the life of the lift truck. The Company competes with several global lift truck manufacturers that operate in all major markets, as well as other niche companies. The lift truck industry also competes with alternative methods of materials handling, including conveyor systems and automated guided vehicle systems. The Company's parts offerings compete with parts manufactured by other lift truck manufacturers, as well as companies that focus solely on the sale of generic parts.
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2024 Annual Report on Form 10-K for discussion of financial condition and results of operations for 2024 compared with 2023.
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
Deferred Income Taxes: Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards on a taxing jurisdiction basis. The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which it expects the temporary differences to be recovered or paid. U.S. generally accepted accounting principles for income taxes requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) such assets will not be realized. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. In that regard, the Company continually evaluates its deferred tax assets to determine if a valuation allowance is required or no longer needed. When the company concludes it has sufficient evidence to warrant a change in judgement regarding the realizability of its deferred tax assets, the result may have a material impact to the reported income tax expense. At December 31, 2025, the Company had gross deferred tax assets of $187.7 million which were reduced by valuation allowances of $165.9 million and gross deferred tax liabilities of $23.2 million.
Goodwill: Goodwill is tested for impairment annually as of May 1, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company completed the annual goodwill impairment testing as of May 1, 2025 at the reporting unit level for the related goodwill. The Company uses either a qualitative or quantitative analysis to determine whether fair value exceeds carrying value. An estimate of the fair value of the reporting unit is determined through a combination of comparable market values for similar businesses and discounted cash flows. These estimates can change significantly based on such factors as the reporting unit's financial performance, economic conditions, interest rates, growth rates, pricing, changes in business strategies and competition. Based on the annual testing, the fair value of each reporting unit was in excess of its carrying value and no impairment existed. As of December 31, 2025, Bolzoni had $52.9 million of goodwill. Based on the most recent interim impairment test, Bolzoni's fair value of equity exceeded the carrying value by approximately $67 million or 36%.
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

FINANCIAL REVIEW
The segment and geographic results of operations for the Company were as follows for the years ended December 31:

			Favorable / (Unfavorable)
	For the Years Ended December 31,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
Revenues
Americas	$2,815.9	$3,223.4	$(407.5)	(12.6)%
EMEA	569.9	707.6	(137.7)	(19.5)%
JAPIC	183.5	183.7	(0.2)	(0.1)%
Lift truck business	3,569.3	4,114.7	(545.4)	(13.3)%
Bolzoni	333.1	379.1	(46.0)	(12.1)%
Eliminations	(133.1)	(185.6)	52.5	28.3%
	$3,769.3	$4,308.2	$(538.9)	(12.5)%
Gross profit
Americas	$485.0	$685.4	$(200.4)	(29.2)%
EMEA	54.1	108.1	(54.0)	(50.0)%
JAPIC	12.6	16.6	(4.0)	(24.1)%
Lift truck business	551.7	810.1	(258.4)	(31.9)%
Bolzoni	79.4	85.4	(6.0)	(7.0)%
Eliminations	1.7	—	1.7	n.m.
	$632.8	$895.5	$(262.7)	(29.3)%
Selling, general and administrative expenses
Americas	$387.9	$401.0	$13.1	3.3%
EMEA	115.8	117.1	1.3	1.1%
JAPIC	36.9	38.0	1.1	2.9%
Lift truck business	540.6	556.1	15.5	2.8%
Bolzoni	75.9	72.0	(3.9)	(5.4)%
	$616.5	$628.1	$11.6	1.8%
Restructuring and impairment charges
Americas	$28.8	$7.3	$(21.5)	(294.5)%
EMEA	4.5	2.4	(2.1)	(87.5)%
JAPIC	1.9	8.6	6.7	77.9%
Lift truck business	35.2	18.3	(16.9)	(92.3)%
Bolzoni	3.2	4.3	1.1	25.6%
	$38.4	$22.6	$(15.8)	(69.9)%
Operating profit (loss)
Americas	$68.3	$277.1	$(208.8)	(75.4)%
EMEA	(66.2)	(11.4)	(54.8)	(480.7)%
JAPIC	(26.2)	(30.0)	3.8	12.7%
Lift truck business	(24.1)	235.7	(259.8)	(110.2)%
Bolzoni	0.3	9.1	(8.8)	(96.7)%
Eliminations	1.7	—	1.7	n.m.
	$(22.1)	$244.8	$(266.9)	(109.0)%

			Favorable / (Unfavorable)
	For the Years Ended December 31,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
Interest expense	31.2	33.8	2.6	7.7%
Other income	(10.4)	(8.0)	(2.4)	30.0%
Income (loss) before income taxes	(42.9)	219.0	(261.9)	(119.6)%
Net income (loss) attributable to stockholders	$(60.1)	$142.3	$(202.4)	(142.2)%
Diluted earnings (loss) per share	$(3.40)	$8.04	$(11.44)	(142.3)%
Reported income tax rate	(35.2)%	34.2%
n.m. - not meaningful
The following is the detail of the approximate sales value of the Company's lift truck unit bookings and backlog, reflected in millions of dollars. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit.

	YEAR ENDED	YEAR ENDED	NINE MONTHS ENDED
	December 31, 2025	December 31, 2024	September 30, 2025
Bookings, approximate sales value	$1,840	$1,670	$1,300
Backlog, approximate sales value	$1,280	$1,930	$1,350

2025 Compared with 2024

The following table identifies the components of change in revenues for 2025 compared with 2024:

	Revenues
		Lift truck
	HY	Americas	EMEA	JAPIC
2024	$4,308.2	$3,223.4	$707.6	$183.7
Increase (decrease) in 2025 from:
Lift Truck
Unit volume and product mix	(601.2)	(479.4)	(122.1)	0.3
Price	9.6	20.7	(11.1)	—
Parts	(3.7)	1.8	(7.3)	1.8
Foreign currency	0.6	(5.0)	7.4	(1.8)
Other	49.3	54.4	(4.6)	(0.5)
Bolzoni revenues	(46.0)
Eliminations	52.5
2025	$3,769.3	$2,815.9	$569.9	$183.5

During the year ended December 31, 2025, revenues decreased to $3,769.3 million, or 12.5%, compared to $4,308.2 million in 2024. The decrease was primarily due to a decline in unit volume, mainly in the Americas and EMEA. The Company believes the lift truck market continues to reflect ongoing economic uncertainty which dampened customer booking activity over the past several quarters. The decrease was partially offset by higher other revenues, including improved fleet services revenue and the Company’s pricing actions to help offset higher costs, mainly in the Americas.

The Americas' truck volumes declined compared to 2024, especially for higher-value core counterbalanced trucks. The Company believes that customers are postponing purchases in response to lower utilization rates and ongoing efforts toward cash preservation as they navigate persistent economic uncertainty. EMEA revenues decreased during 2025 compared with 2024 primarily due to lower volumes for higher-value core counterbalanced trucks which reflects a market shift toward lower-intensity trucks, especially within counterbalanced trucks standard or value configurations, leading to reduced shipment volumes for traditional models.

During the year ended December 31, 2025, Bolzoni revenues decreased compared with 2024 primarily due to lower unit volume.

The following table identifies the components of change in operating profit (loss) for 2025 compared with 2024:

	Operating Profit (Loss)
		Lift truck
	HY	Americas	EMEA	JAPIC
2024	$244.8	$277.1	$(11.4)	$(30.0)
Increase (decrease) in 2025 from:
Lift truck gross profit and eliminations	(256.7)	(200.4)	(54.0)	(4.0)
Lift truck selling, general and administrative expenses	15.5	13.1	1.3	1.1
Restructuring and impairment charges	(16.9)	(21.5)	(2.1)	6.7
Bolzoni operations	(8.8)
2025	$(22.1)	$68.3	$(66.2)	$(26.2)

During the year ended December 31, 2025, the Company recognized an operating loss of $22.1 million compared to $244.8 million of operating profit during 2024.

The decrease in Lift Truck operating profit in 2025 compared with 2024 was primarily due to lower gross profit, mainly from lower volume, the unfavorable impact of approximately $100 million of various tariff-related costs, as well as lower overhead absorption rates tied to lower production volume. Refer to Note 21, Subsequent Events, for additional information. Additionally, the Company recognized $38.4 million in restructuring and impairment charges associated with a reduction in the Company's global workforce initiated in the fourth quarter of 2025 and the strategic realignment of Nuvera initiated in the second quarter of 2025 compared to $22.6 million in 2024 to optimize the Company's manufacturing footprint. See Note 19, Restructuring and Impairment Charges, to the Company's Consolidated Financial Statements for further discussion. The decrease in operating profit was partially offset by lower selling, general and administrative expenses mainly due to lower employee-related expenses, including lower incentive compensation expenses and savings from Nuvera's strategic realignment.

Operating profit in the Americas decreased by $208.8 million in 2025 compared to 2024, primarily due to decreased gross profit, mainly from lower volume, the unfavorable impact of approximately $100 million of various tariff-related costs, as well as lower overhead absorption rates tied to lower production volume. Additionally, the Americas recognized $28.8 million in restructuring and impairment charges associated with a reduction in its global workforce initiated in the fourth quarter of 2025 and the strategic realignment of Nuvera initiated in second quarter of 2025 and $7.3 million in 2024 for the Company's manufacturing footprint optimization program. The decrease in operating profit was partially offset by lower selling, general and administrative expenses mainly due to lower employee-related expenses, including lower incentive compensation expenses and savings from Nuvera's strategic realignment.

EMEA's operating loss increased to $66.2 million in 2025 compared to $11.4 million in 2024, primarily due to lower unit volume partially driven by a market shift toward lighter-duty, lower-priced truck models and unfavorable pricing. In addition, manufacturing inefficiencies tied to lower production volumes, higher material and freight costs and increased restructuring charges also contributed to the increased operating loss.

JAPIC's operating loss was $26.2 million in 2025 compared to $30.0 million in 2024. The change was primarily due to lower selling, general and administrative expenses and restructuring and impairment charges, partially offset by lower gross profit due to unfavorable foreign currency, higher material and freight costs and lower unit volume.

Bolzoni recognized operating profit of $0.3 million compared to $9.1 million during the same period of 2024. The decrease is primarily due to lower unit volumes as well as lower overhead absorption rates tied to lower production volume. Additionally, selling general and administrative expenses were higher as a result of increased employee-related costs.

During the year ended December 31, 2025, the Company recognized a net loss attributable to stockholders of $60.1 million compared to $142.3 million of net income attributable to stockholders during 2024. The decrease was driven by lower operating profit as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2025	2024	Change
Operating activities:
Net income (loss)	$(58.0)	$144.2	$(202.2)
Depreciation and amortization	45.8	47.6	(1.8)
Dividends from unconsolidated affiliates	8.0	4.4	3.6
Stock-based compensation	7.5	23.6	(16.1)
Restructuring and impairment charges	38.4	22.6	15.8
Other operating activities	17.2	26.0	(8.8)
Changes in assets and liabilities:
Accounts receivable	25.3	(14.2)	39.5
Inventories	156.6	35.3	121.3
Accounts payable and other liabilities	(158.7)	(121.6)	(37.1)
Other current assets	4.0	2.8	1.2
Net cash provided by operating activities	86.1	170.7	(84.6)
Investing activities:
Expenditures for property, plant and equipment	(62.5)	(47.8)	(14.7)
Other investing activities	(0.2)	0.2	(0.4)
Net cash used for investing activities	(62.7)	(47.6)	(15.1)
Cash flow before financing activities	$23.4	$123.1	$(99.7)

During the year ended December 31, 2025, net cash provided by operating activities decreased by $84.6 million compared to the same period in 2024. This decrease was primarily driven by net loss in 2025, compared to net income in 2024, as well as higher use of cash in other liabilities primarily due to increased employee-related payments and lower accounts payable. This was partially offset by reduced inventory levels mainly due to inventory efficiencies and to align with lower projected shipments, which more than offset the unfavorable impact of currency and tariffs during 2025 compared to 2024. In addition, accounts receivable decreased primarily from lower revenue volume.

The change in net cash used for investing activities in 2025 compared with 2024 was mainly due to higher capital expenditures in 2025.

	2025	2024	Change
Financing Activities:
Net increase (decrease) in long-term debt and revolving credit agreements	$32.5	$(60.8)	$93.3
Cash dividends paid	(25.4)	(24.0)	(1.4)
Purchase of treasury stock	(4.5)	(14.0)	9.5
Other	(3.4)	(1.3)	(2.1)
Net cash used for financing activities	$(0.8)	$(100.1)	$99.3

The change in net cash used for financing activities was primarily due to net borrowings under the Company's revolving credit facilities during 2025 compared to net repayments in 2024.
Financing Activities
During 2025, the Company entered into an amended and restated agreement for a $300.0 million secured, floating-rate revolving credit facility (the “Facility”). The Facility consists of a domestic revolving credit facility in the initial amount of $210.0 million and a foreign revolving credit facility in the initial amount of $90.0 million. The Facility matures on June 24, 2030. The Facility replaced the Company’s previous revolving credit facility, which was set to mature in June 2026. The Facility can be increased up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders.

The obligations under the Facility are generally secured by a first priority lien on working capital assets of the borrowers and guarantors in the Facility, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property. The approximate book value of assets held as collateral under the Facility was $1.1 billion as of December 31, 2025.
The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At December 31, 2025, the Company was in compliance with the covenants in the Facility.

Key terms of the Facility as of December 31, 2025 were as follows:

FACILITY
U.S. borrowing capacity	$210.0
Non-U.S. borrowing capacity	90.0
Outstanding	103.3
Availability restrictions	4.6
Availability	$192.1

FACILITY
Applicable margins, as defined in agreement
U.S. base rate loans	0.25% to 0.75%
SOFR, EURIBOR and non-U.S. base rate loans	1.25% to 1.75%
Applicable margins, for amounts outstanding
U.S. base rate loans	0.50%
SOFR loans	1.50%
Non-U.S. base rate loans	1.50%
Applicable interest rate, for amounts outstanding
U.S. base rate	7.25%
SOFR	5.30%
Facility fee, per annum on unused commitment	0.25%
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
The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, U.S. material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on U.S. working capital assets of the borrowers and guarantors of the Term Loan, which includes, but is not limited to cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Term Loan was $0.8 billion as of December 31, 2025.
In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. At December 31, 2025, the Company was in compliance with the covenants in the Term Loan.

Key terms of the Term Loan as of December 31, 2025 were as follows:

TERM LOAN
Outstanding	$214.9
Discounts and unamortized deferred financing fees	1.8
Net amount outstanding	$213.1
Applicable margins, as defined in agreement
U.S. base rate loans	2.50%
SOFR	3.50%
SOFR adjustment, as defined in the agreement	0.11%
SOFR floor	0.50%
Applicable interest rate, for amounts outstanding	7.33%
The Company had other debt outstanding excluding finance leases, of approximately $150.7 million and $6.3 million of revolving credit facilities at December 31, 2025. In addition to the excess availability under the Facility of $192.1 million, the Company had remaining availability of $54.3 million related to other non-U.S. revolving credit agreements.
The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and the foreseeable future thereafter.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table summarizing the Company's material cash requirements from contractual obligations as of December 31, 2025:

	Payments Due by Period
Contractual Obligations	Total	2026	2027	2028	2029	2030	Thereafter
Term Loan	$214.9	$2.3	$2.2	$210.4	$—	$—	$—
Variable interest payments on Term Loan	39.0	15.8	15.5	7.7	—	—	—
Revolving credit agreements	109.6	109.6	—	—	—	—	—
Variable interest payments on revolving credit agreements	4.8	3.2	1.5	0.1	—	—	—
Other debt	150.7	123.2	27.5	—	—	—	—
Variable interest payments on other debt	4.0	2.8	1.2	—	—	—	—
Finance lease obligations including principal and interest	22.8	9.4	7.4	4.1	1.3	0.2	0.4
Operating leases	201.0	26.9	25.5	23.9	18.8	14.3	91.6
Purchase and other obligations	662.2	650.2	5.1	4.4	2.5	—	—
Total contractual cash obligations	$1,409.0	$943.4	$85.9	$250.6	$22.6	$14.5	$92.0
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
In addition, the Company has recourse and repurchase obligations with a maximum undiscounted potential liability of $134.5 million at December 31, 2025. Recourse and repurchase obligations primarily represent contingent liabilities assumed by the Company to support financing agreements made between the Company's customers and third-party finance companies for the customer’s purchase of lift trucks from the Company. For these transactions, the Company or a third-party finance company retains a perfected security interest in the lift truck, such that the Company would take possession of the lift truck in the event it would become liable under the terms of the recourse and repurchase obligations. Generally, these commitments are due upon demand in the event of default by the customer. The security interest is normally expected to equal or exceed the amount of the commitment. To the extent the Company would be required to provide funding as a result of these commitments, the Company believes the value of its perfected security interest and amounts available under existing credit facilities are adequate to meet these commitments in the foreseeable future.
The amount of the recourse or repurchase obligations changes over time as obligations under existing arrangements expire and new obligations arise in the ordinary course of business. Losses anticipated under the terms of the recourse or repurchase obligations were not significant at December 31, 2025 and reserves have been provided for such losses in the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. See also “Related-Party Transactions” below.
Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Planned 2026	Actual 2025	Actual 2024
Lift truck business	$ 45-55	$54.3	$40.9
Bolzoni	10-20	8.2	6.9
	$ 55-75	$62.5	$47.8
Planned expenditures in 2026 are primarily for investments in modular development and critical capital equipment central to the Company’s ongoing transformation, enabling progress in advanced product development, manufacturing efficiency, and information-technology enhancements. The final level of 2026 capital expenditures is dependent on the pace of production improvements. The Company will closely monitor spending throughout the year and may accelerate investments as production levels and market share improve as anticipated. The primary sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.
Capital Structure

	December 31
	2025	2024	Change
Cash and cash equivalents	$123.2	$96.6	$26.6
Other net tangible assets	775.5	750.5	25.0
Intangible assets	32.3	33.1	(0.8)
Goodwill	55.7	54.6	1.1
Net assets	986.7	934.8	51.9
Total debt	(494.3)	(440.7)	(53.6)
Total temporary and permanent equity	$492.4	$494.1	$(1.7)
Debt to total capitalization	50%	47%	3%
RELATED-PARTY TRANSACTIONS
See Note 18, Debt and Equity Investments and Related-Party Transactions, to the Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion of related-party transactions.
OUTLOOK
The Company’s 2026 outlook is based on a set of key assumptions, which include the anticipated impact of tariffs and related mitigation efforts to counter their impact on the Company. Proactive measures such as price increases, cost reductions through adjustments in global product sourcing, supply chain enhancements and cost optimization programs are expected to partially offset increased tariff-related expenses. Key assumptions for the outlook include:
•U.S. tariffs in effect as of November 10, 2025, including Chinese tariffs at 10%, used as the baseline,
•inclusion of Section 232 tariff for steel and steel derivatives,
•current Section 301 tariff exemption for lift truck parts not extended beyond November 10, 2026,
•no additional tariffs will be added globally,
•company demand forecasts that are based on bookings trends, backlog levels and market data, and
•the successful implementation of the Company’s proactive initiatives outlined above.
In February 2026, the U.S. Supreme Court ("the Court") issued a ruling holding that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") are not legally authorized. The Court only ruled on IEEPA tariffs and did not invalidate any other tariffs, nor did the Court address whether or how the U.S. government might issue refunds of IEEPA tariffs. If the U.S. government is ultimately required to issue refunds, the process likely will take many months or years.

Although the ruling has been issued, its implications for trade policy and related administrative actions remain uncertain. A number of tariff-related matters continue to be challenged that could impact the continued utilization of certain tariffs and the manner in which tariff costs or potential recoveries are calculated. Adverse rulings, or the replacement or implementation of new tariffs or trade restrictions, may have a material adverse effect on market demand, revenue, profitability and liquidity.
The Company’s financial outlook continues to be significantly affected by U.S. tariff policy, which has been increasing costs, dampening product demand, and reducing overall financial performance. Despite the Company’s proactive actions to mitigate these impacts, tariffs remained, and are expected to remain, a substantial financial challenge. Ongoing uncertainty around future tariff policies adds further volatility that is expected to persist through 2026. In this environment, the Company remains focused on disciplined cost management, maintaining an appropriate balance between pricing and expenses, and advancing the broad set of product initiatives designed to address the market shift to lighter-duty, lower-priced trucks. Management is committed to navigating the Company through these conditions while positioning the business for long‑term profitable growth.
Lift Truck Market and Demand Outlook
The total lift truck market contracted in Q4 2025 compared to the prior year across all geographic regions and classes. However, North America showed growth over Q3 2025, which led to increased booking activity for the Company.
For the rest of the world, the total lift truck market contracted compared to the prior quarter. This reflects a more cautious customer approach amid ongoing economic uncertainty. The Company believes many customers are deferring capital expenditures, resulting in delayed purchasing decisions and continued softening of lift truck order activity, particularly in higher duty cycle applications.
The positive trend in Q4 2025 bookings reflects a meaningful shift in customer behavior, with activity moving from elevated quoting levels without follow‑through to more decisive purchasing actions. Combined with the growing need to replace aging equipment after prolonged deferral of capital spending, these developments potentially signal early signs of strengthening demand, particularly in the Americas. While overall conditions remain cautious, this momentum is a constructive indicator for the demand environment heading into 2026.
At the end of Q4 2025, the Company’s backlog totaled $1.28 billion, reflecting shipments outpacing new bookings, most notably in EMEA. The Company believes EMEA has been slower to rebound due to persistent customer order delays and the broader industry shift toward lighter‑duty, lower-priced truck models, a segment in which the Company only recently began offering competitive products. The sequential decline in backlog was driven primarily by lower truck volumes, partially offset by higher average truck selling prices tied to increased material and component costs. Unfavorable currency movements further reduced the translated value of backlog, amplifying the impact of lower unit volumes and diminishing the real economic value of remaining orders.
Looking ahead, the Company expects bookings to continue improving through 2026, supported by the gradual normalization of customer capital investments. As new orders strengthen and bookings begin to outpace shipments, the resulting backlog growth toward a more normalized three‑ to four‑month level is expected to play a central role in driving higher production over the course of the year. Rebuilding backlog will allow the Company to transition from production schedules constrained by lower order intake to a more balanced and efficient operating cadence that better supports manufacturing utilization, inventory discipline and supply chain alignment. Although mixed demand signals warrant a prudent near‑term outlook, the Company anticipates that Q1 2026 will represent the trough of the current cycle, with production and shipments expected to steadily improve throughout the remainder of the year along with market conditions.
Operational Initiatives and Cost‑Reduction Programs
The Company continues to prioritize operational efficiency by aligning its production footprint and organizational structure with evolving market demand. To strengthen its competitive position and sustained profitability across market cycles, the Company has initiated a set of programs, including Nuvera's strategic realignment, a comprehensive restructuring program and long-term manufacturing footprint optimization. These actions are designed to lower the Company’s break-even point and support long-term financial resilience.
Nuvera’s strategic realignment was executed in Q2 2025 and delivered immediate benefits, resulting in $15 million of cost savings for the year along with the redeployment of resources to higher-growth areas.
Building on this momentum, the Company launched a restructuring program in Q4 2025, including targeted annualized cost reductions of $40–$45 million beginning in 2026. This restructuring combines timely cost reduction with strategic and structural changes which are expected to address current market pressures and position the Company for future growth as a leaner, more agile organization.
Operational improvement projects focused on optimizing the Company’s manufacturing footprint began in late 2024 and have proceeded at a measured pace, with $4 million spent in 2025. These initiatives are expected to incur additional costs of $10–$12 million and $3–$6 million in 2026 and 2027, respectively. Due to lower production volumes during the transition, the initial benefits realized in 2026 are expected to be minimal. By 2027, anticipated benefits from these efforts are projected to reach $20–$30 million. However, the full-year annualized income and cash benefits, estimated at $30–$40 million, are not expected until 2028, when these programs are fully implemented.
The Company’s comprehensive cost-reduction strategy balances immediate actions with longer-term initiatives, driving operational efficiency and organizational agility while maintaining investments in key strategic programs. As a result, the Company believes it is positioned to achieve significant savings, support sustainable growth and enhance financial resilience.
•Nuvera strategic realignment: Achieved $15 million in cost savings for 2025.
•Restructuring program: Targeting $40–$45 million in annualized savings beginning in Q1 2026.
•Manufacturing footprint optimization: Expected savings of $20–$30 million in 2027, fully implemented by 2028 with annualized benefits of $30–$40 million.
•Total recurring annualized savings are projected to reach $85–$100 million starting in 2028, compared to the beginning of 2025.
Projected cost savings are stated prior to expected increases in operating expenses, which are anticipated to be in line with inflation.
Lift Truck Business
In 2025, the Company operated in a challenging macroeconomic environment marked by high tariff costs, softer industry demand, and cautious customer spending. These conditions have continued into early 2026; however, the Company expects economic uncertainty and elevated financing costs to gradually ease as the year progresses. Throughout 2025, many customers, particularly those still receiving trucks ordered when lead times were very high, deferred capital investments and extended equipment lifecycles, resulting in reduced order volumes. The Company now believes these customers are approaching their typical equipment replacement cycle. Furthermore, as fleets continue to age and maintenance expenses rise, the economic rationale for upgrading equipment becomes even more compelling. Together, these trends support expectations for a gradual strengthening of underlying replacement-driven demand.
Despite consistently strong quoting activity during 2025, order conversion lagged for much of the year as customers delayed purchasing decisions. This dynamic began to shift in Q4 2025, when customers more frequently converted quotes into firm orders, contributing to the improved booking trends previously noted. Because orders flow through a fixed production schedule and revenue is generally recognized upon shipment, the order‑to‑production cycle creates inherent timing gaps between bookings, manufacturing and deliveries.
Management expects Q1 2026 to represent the trough of the current cycle, reflecting the impact of lower booking levels earlier in 2025. As bookings continue to strengthen and backlog rebuilds, production and shipments are expected to improve gradually through the remainder of 2026. The Company expects that this will lead to a more normalized operating cadence and increased manufacturing efficiency. Moderately improved shipment volumes in 2026 are anticipated to result in slightly higher year‑over‑year revenue, with higher shipments expected in the second half of 2026 compared to the first half.
Margins, however, are expected to remain under pressure in the near term due to the growing prevalence of lighter-duty, lower-priced models. These products, typically priced lower and offered aggressively by foreign competitors, particularly in South America and Europe, have shifted demand away from traditional, higher‑margin offerings. This trend has reduced shipment volumes for traditional models and weighed on total product margins. While the Company has newly introduced models designed for these lighter-duty, lower-priced segments, competitors already have a presence. As a result, margin pressure is expected to persist until these new offerings gain market traction. Over time, the Company’s expanded portfolio of modular and scalable products is intended to strengthen competitiveness and support margin recovery as market conditions normalize.
Forecasted tariff costs on Chinese components, steel and other imports are expected to remain broadly consistent with Q4 2025 levels. These costs are subject to potential fluctuations based on future changes in U.S. tariff policy. The Company expects tariffs will continue to affect both the Company’s cost structure and customer purchasing behavior. To mitigate these impacts, the Company has implemented a series of pricing, sourcing and product‑cost initiatives. The benefits of these actions are expected to increase beginning in Q2 2026 as the full effect of measures implemented during 2025 are realized. Given the comparatively low tariff levels in early 2025, year-over-year tariff comparisons will be unfavorable in Q1 2026 but are expected to moderate over the course of the year. Despite improvements in expected tariff recovery, the Company does not expect to fully offset all tariff-related expenses.
Additionally, ongoing operational and cost‑reduction initiatives are projected to generate year‑over‑year improvements in fixed manufacturing and operating expenses. Combined with the anticipated increase in shipments, these initiatives are expected to enhance manufacturing effectiveness and support a meaningful improvement in operating profit in 2026, even with a lower-margin product mix. The Company remains committed to disciplined operational execution, proactive cost management and leveraging opportunities aligned with evolving market conditions to further strengthen its competitive position.

Bolzoni
Bolzoni is expected to achieve modest profitability improvement in 2026. Although revenues may decline slightly due to the planned phase‑out of certain legacy components supplied to the Lift Truck business, the shift toward higher‑margin attachment products and better plant utilization is anticipated to support margin expansion. Management continues to focus on optimizing the mix and strengthening operational discipline across global facilities.
Consolidated
The financial discipline established over the past several years has strengthened the Company’s ability to navigate challenging market conditions and deliver more stable results. The Company continues to target a 7% operating profit margin over the business cycle, however ongoing market uncertainty has weighed on bookings and revenue, and tariffs have materially increased costs. As a result, near‑term performance is expected to remain well below this long‑term objective. With lift truck market demand still subdued, the Company is taking deliberate steps to mitigate the near‑term financial impact through rigorous cost management and operational discipline. Over the longer term, management remains focused on enhancing resilience during economic downturns by reducing fixed costs, improving revenue durability and advancing innovative products that support profitable share gains.
On a consolidated basis, the Company anticipates a moderate operating profit for 2026. A slight loss is expected in the first half due to lower shipment volumes following reduced bookings and backlog in 2025. As booking activity strengthens and backlog recovers, the Company projects robust revenue growth in the second half of 2026. Higher-margin growth initiatives are also expected to positively impact our results of operations in the latter part of the 2026. Together with increased shipment volumes, ongoing cost-reduction and operational efficiency initiatives, these factors are expected to drive meaningful improvement in operating profit. These positive developments in the latter part of the year should more than offset the losses in the early part of the year, leading to improved full-year financial performance.
The Company also remains committed to generating strong operating cash flow and allocating capital in ways that enhance long‑term value. To support these objectives, management is executing targeted initiatives to improve working capital efficiency, with particular attention to aligning production and working capital practices with periods of reduced output. The Company expects meaningful progress on these initiatives during the first half of 2026. As production increases later in the year, the focus will shift from conserving working capital to supporting growth, while maintaining the inventory and production discipline established during the current downturn. These efforts, together with continued cost optimization, are expected to drive solid cash flow from operations, supported by improving net income.
Investment in modular development and critical capital equipment remain central to the Company’s ongoing transformation, enabling progress in advanced product development, manufacturing efficiency and information‑technology enhancements. Capital expenditures for 2026 are projected to range from $55–$75 million, with the final level dependent on the pace of production improvements. Management will closely monitor spending throughout the year and may accelerate investments as production levels and market share improve as anticipated. As the Company continues to generate cash, it will maintain its disciplined capital allocation framework, reducing leverage, pursuing strategic investments to support profitable growth and delivering strong long‑term returns to shareholders.
Long-Term Objectives
The Company's vision is to transform the way the world moves materials from Port to Home. It strives to do this through its two customer promises: first, to provide optimal customer solutions, and second, to provide exceptional customer care. The Company is focused on executing established strategic initiatives and key projects to transform the Company’s core lift truck business while building new business opportunities in the warehouse lift truck, vehicle automation, energy management and attachment business activities. These complementary growth and profit improvement projects should help the Company fulfill these two promises while achieving long-term revenue and operating profit growth. The Company believes its key projects will contribute to an increased and sustainable competitive advantage in the lift truck and attachment businesses over time.
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

FORWARD-LOOKING STATEMENTS
The statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) delays in delivery and other supply chain disruptions, or increases in costs as a result of inflation or otherwise, including materials, critical components and transportation costs and shortages, the effects of tariffs on raw materials or sourced products, and labor, or changes in or unavailability of quality suppliers or transporters, including the impacts of the foregoing risks on the Company's liquidity, (2) impacts resulting from increased trade barriers and restrictions on international trade, including as a result of previously announced, and potentially new, changes to U.S. trade policy and tariffs as well as retaliatory or other tariffs imposed by other countries where the Company does business, (3) delays in manufacturing and delivery schedules, (4) reduction in demand for lift trucks, attachments and related parts and service on a global basis, including any cyclical reduction in demand in the lift truck industry, (5) customer acceptance of pricing, (6) customer acceptance of, changes in the costs of, or delays in the development of new products, (7) the ability of the Company and its dealers, suppliers and end-users to access credit, or obtain financing at reasonable rates, or at all, as a result of interest rate volatility and current economic and market conditions, including inflation, (8) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, including the Uyghur Forced Labor Prevention Act (the “UFLPA”) which could impact the Company's imports from China, as well as armed conflicts, including the Russia/Ukraine conflict, the Israel and Gaza conflict and/or the conflict in the Red Sea, and their regional effects, (9) exchange rate fluctuations, interest rate volatility and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (10) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives and restructuring programs, (11) the successful commercialization of products and technology related to the energy solutions program, (12) political and economic uncertainties in the countries where the Company does business, as well as the effects of any withdrawals from such countries, (13) bankruptcy of or loss of major dealers, retail customers or suppliers, (14) introduction of new products by, more favorable product pricing offered by or shorter lead times available through competitors, (15) product liability or other litigation, warranty claims or returns of products, (16) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (17) the ability to attract, retain, and replace workforce and administrative employees, (18) disruptions resulting from natural disasters, public health crises, political crises or other catastrophic events, and (19) the ability to protect the Company’s information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network breaches.
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
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's interest rate swap agreements was a net asset of $3.8 million at December 31, 2025. A hypothetical 10% decrease in interest rates would cause a decrease in the fair value of interest rate swap agreements and the asset would decrease by approximately $0.8 million.
FOREIGN CURRENCY EXCHANGE RATE RISK
The Company operates internationally and enters into transactions denominated in foreign currencies. As such, the Company's financial results are subject to the variability that arises from exchange rate movements. The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within 36 months and require the companies to buy or sell euros, Japanese yen, U.S. dollars, Chinese renminbi, British pounds, Swedish kroner, Mexican pesos and Australian dollars for its functional currency at rates agreed to at the inception of the contracts. The fair value of these contracts was a net asset of $1.8 million at

December 31, 2025. See Note 8, Financial Instruments and Derivative Financial Instruments, to the Consolidated Financial Statements in this Annual Report on Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at December 31, 2025, the fair value of the liability of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would be increased by $21.3 million compared with the fair value at December 31, 2025. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the revaluation of the underlying receivables and payables.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Annual Report on Form 10-K and is hereby incorporated herein by reference to such information.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2025.
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
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025. The Company's effectiveness of internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in internal control: During the fourth quarter of 2025, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. OTHER INFORMATION
None of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended December 31, 2025.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 of Part III will be included in the 2026 Proxy Statement, which information is incorporated herein by reference.
Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K as Item 4A of Part I as permitted by the Instruction to Item 401 of Regulation S-K.
The Company has adopted a code of ethics applicable to all Company personnel, including the principal executive officer, principal financial officer, principal accounting officer and controller, or other persons performing similar functions. The code of ethics, entitled the “Code of Corporate Conduct,” is posted on the Company's website at www.hyster-yale.com under “Corporate Responsibility and Ethics.” Amendments and waivers of the Company's Code of Corporate Conduct for directors or executive officers of the Company, if any, will be disclosed on the Company's website or on a current report on Form 8-K.

Information on the Company's website is not incorporated by reference in, and does not form part of, this Annual Report on Form 10-K.
The Company has adopted an insider trading policy governing the purchase, sale, and other disposition of our securities by directors, officers, and employees, and by the Company. This policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. A copy of the Company's insider trading policy was filed as Exhibit 19.1 to the Company' Annual Report on Form 10-K, filed by the Company on February 25, 2025.
Item 11. EXECUTIVE COMPENSATION
Information required by this Item 11 of Part III will be included in the 2026 Proxy Statement, which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 of Part III will be included in the 2026 Proxy Statement, which information is incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2025 with respect to our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Class A Shares:	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	N/A	834,422
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	834,422
Class B Shares:
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	—

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 of Part III will be included in the 2026 Proxy Statement, which information is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item 14 of Part III will be included in the 2026 Proxy Statement, which information is incorporated herein by reference.
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

10.2
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

10.3
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

10.5
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

10.6
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

10.7
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

10.9
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

10.10
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

10.11
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

10.12
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

10.13
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

10.14
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

10.19*
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

10.25*
Hyster-Yale, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2024, revised as of August 9, 2024) is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on November 5, 2024, Commission File Number 000-54799.

10.26*
Hyster-Yale, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2025 is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on May 6, 2025, Commission File Number 000-54799.

10.27*
The Hyster-Yale Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective as of January 1, 2016) is incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K, filed by the Company on February 28, 2017, Commission File Number 000-54799.

10.28*
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

10.30*
Amendment No. 1 to the Hyster-Yale Group, Inc. Excess Retirement Plan (As Amended and Restated as of January 1, 2016) is incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K, filed by the Company on February 26, 2019, Commission File Number 000-54799.

10.31*
Amendment No. 2 to the Hyster-Yale Group, Inc. Executive Excess Retirement Plan (As Amended and Restated as of January 1, 2016) is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated January 21, 2021, Commission File Number 000-54799.

10.32*
Offer Letter, dated August 1, 2022, between Scott A. Minder and Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.) is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on November 1, 2022, Commission File Number 000-54799.

10.33*
Offer Letter, dated February 6, 2024, between Dena R. McKee and Hyster-Yale, Inc. (f/k/a Hyster-Yale Materials Handling, Inc.) is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on May 7, 2024, Commission File Number 000-54799.

10.34*
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

10.36
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

10.39
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

10.42
Third Amended and Restated Loan, Security and Guaranty Agreement, dated as of June 24, 2025, among Hyster-Yale, Inc., and Hyster-Yale Materials Handling, Inc., as U.S. Borrowers, Hyster-Yale Nederland B.V., as the Dutch Borrower, and Hyster-Yale UK Limited, as the UK Borrower, certain Persons party thereto from time to time as Guarantors, certain financial institutions, as Lenders, and Bank of America, N.A., as Administrative Agent and Security Trustee is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 5, 2025, Commission File Number 000-54799.

10.43
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

10.44
Conforming Changes Amendment, dated as of June 23, 2023, by Bank of America, N.A., as administrative agent is incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 1, 2023, Commission File Number 000-54799.

10.45
Equity Transfer Agreement, dated December 6, 2017, by and between KNSN Pipe & Pile Company Limited and Hyster-Yale Acquisition Holding LTD Regarding Zhejiang Maximal Forklift Co., LTD. is incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K, filed by the Company on February 27, 2018, Commission File Number 000-54799.

10.46
Equity Transfer Agreement between Y-C HongKong Holding Co., Limited and Hyster-Yale Acquisition Holding LTD regarding Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. dated May 26, 2021 is incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 3, 2021, Commission File Number 000-54799.

(19) Insider Trading.

19.1
Insider Trading Policy for Hyster-Yale, Inc. and its subsidiaries is incorporated by reference to Exhibit 19.1 to the Company' Annual Report on Form 10-K, filed by the Company on February 25, 2025, Commission File Number 000-54799.

(21) Subsidiaries.

21.1	A list of the subsidiaries of the Company.
(23) Consents of experts and counsel.

23.1	Consent of Ernst & Young LLP.
(24) Powers of Attorney.

24.1	Power of attorney for Colleen R. Batcheler.
24.2	Power of attorney for James B. Bemowski.
24.3	Power of attorney for John C. Butler Jr.
24.4	Power of attorney for Gary L. Collar.
24.5	Power of attorney for Carolyn Corvi.
24.6	Power of attorney for Edward T. Eliopoulos.
24.7	Power of attorney for John P. Jumper.
24.8	Power of attorney for Dennis W. LaBarre.
24.9	Power of attorney for Ann A. O'Hara.
24.10	Power of attorney for H. Vincent Poor.
24.11	Power of attorney for Alfred M. Rankin, Jr.
24.12	Power of attorney for Claiborne R. Rankin.
24.13	Power of attorney for Britton T. Taplin.
24.14	Power of attorney for David B. H. Williams.
(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)	Certification of Rajiv K. Prasad pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Rajiv K. Prasad.

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
Dena R. McKee
Vice President, Controller and Chief Accounting Officer (principal accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 3, 2026.

/s/ Rajiv K. Prasad	President and Chief Executive Officer (principal executive officer and principal financial officer), Director
Rajiv K. Prasad

/s/ Dena R. McKee	Vice President, Controller and Chief Accounting Officer (principal accounting officer)
Dena R. McKee

* Colleen R. Batcheler	Director	* Dennis W. LaBarre	Director
Colleen R. Batcheler		Dennis W. LaBarre

* James B. Bemowski	Director	* Ann A. O'Hara	Director
James B. Bemowski		Ann A. O'Hara

* J.C. Butler, Jr.	Director	* H. Vincent Poor	Director
J.C. Butler, Jr.		H. Vincent Poor

* Gary L. Collar	Director	* Alfred M. Rankin, Jr.	Director
Gary L. Collar		Alfred M. Rankin, Jr.

* Carolyn Corvi	Director	* Claiborne R. Rankin	Director
Carolyn Corvi		Claiborne R. Rankin

* Edward T. Eliopoulos	Director	* Britton T. Taplin	Director
Edward T. Eliopoulos		Britton T. Taplin

* John P. Jumper	Director	* David B. H. Williams	Director
John P. Jumper		David B. H. Williams
 * Suzanne Schulze Taylor, by signing her name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Suzanne Schulze Taylor	March 3, 2026
Suzanne Schulze Taylor, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8 AND ITEM 15(a)(1)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2025
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
Ernst & Young LLP [PCAOB ID: 42]

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hyster-Yale, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hyster-Yale, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 03, 2026 expressed an unqualified opinion thereon.
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

Valuation of Goodwill - Bolzoni
Description of the Matter
At December 31, 2025, the Company’s goodwill balance associated with Bolzoni was $52.9 million. As discussed in Note 12, Goodwill and Intangible Assets, to the consolidated financial statements, the Company evaluates the carrying amount of goodwill for impairment annually as of May 1st and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. The Company applied a quantitative assessment for all material reporting units in fiscal 2025. As part of the quantitative approach, the Company estimates the fair value of the reporting unit using a discounted cash flow approach from the perspective of a market participant and comparable market values for similar businesses.

Auditing management’s annual goodwill impairment assessment for the Bolzoni reporting unit was complex and judgmental due to the use of valuation methodologies in determining the estimated fair value of the Bolzoni reporting unit. In particular, the fair value estimates are impacted by significant assumptions utilized in the valuation models, such as the discount rate applied, and operating margins, which are affected by expectations about future market or economic conditions.

Valuation of Goodwill - Bolzoni
How We Addressed the Matter in Our Audit
We obtained an understanding and evaluated the design of, and tested the operating effectiveness of, controls over the Company’s goodwill impairment process whereby the Company develops significant assumptions that are used as inputs to the annual goodwill impairment test. This included controls over management's review of the valuation model and the significant assumptions described above to develop the prospective financial information (PFI).

To test the estimated fair value of the Company’s Bolzoni reporting unit, we performed audit procedures that included, among others, assessing the methodologies used and directly testing the significant assumptions and the underlying data used by the Company in its analyses, including assessing the completeness and accuracy of such underlying data. We utilized internal valuation specialists in assessing the fair value methodologies applied and evaluating the reasonableness of the discount rate selected by management. We compared the significant assumptions used by management to current industry and economic trends, historical performance, guideline public companies in the same industry and strategic plans. We assessed the historical accuracy of management’s estimates, and we performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value that would result from changes in the assumptions. Furthermore, we assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Cleveland, Ohio
March 3, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hyster-Yale, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Hyster-Yale, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hyster-Yale, Inc. and subsidiaries (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025 and the related notes and our report dated March 03, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Cleveland, Ohio
March 3, 2026

HYSTER-YALE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2025	2024	2023
	(In millions, except per share data)
Revenues	$3,769.3	$4,308.2	$4,118.3
Cost of sales	3,136.5	3,412.7	3,332.7
Gross Profit	632.8	895.5	785.6
Operating Expenses
Selling, general and administrative expenses	616.5	628.1	576.9
Restructuring and impairment charges	38.4	22.6	—
	654.9	650.7	576.9
Operating Profit (Loss)	(22.1)	244.8	208.7
Other (income) expense
Interest expense	31.2	33.8	37.3
Income from unconsolidated affiliates	(10.4)	(5.5)	(9.8)
Other, net	—	(2.5)	0.2
	20.8	25.8	27.7
Income (Loss) Before Income Taxes	(42.9)	219.0	181.0
Income tax provision	15.1	74.8	52.9
Net Income (Loss)	(58.0)	144.2	128.1
Net Income attributable to noncontrolling interest	(0.3)	(0.7)	(0.6)
Net Income attributable to redeemable noncontrolling interests	(0.9)	(0.3)	(0.7)
Accrued dividend to redeemable noncontrolling interests	(0.9)	(0.9)	(0.9)
Net Income (Loss) Attributable to Stockholders	$(60.1)	$142.3	$125.9

Basic Earnings (Loss) per Share Attributable to Stockholders	$(3.40)	$8.16	$7.35
Diluted Earnings (Loss) per Share Attributable to Stockholders	$(3.40)	$8.04	$7.24
See Notes to Consolidated Financial Statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2025	2024	2023
	(In millions)
Net Income (Loss)	$(58.0)	$144.2	$128.1
Other comprehensive income
Foreign currency translation adjustment	58.0	(43.2)	18.7
Current period cash flow hedging activity, net of $0.1 tax expense in 2025, net of $0.1 tax benefit in 2024 and net of $0.2 tax expense in 2023	17.2	(30.7)	(2.2)
Reclassification of hedging activities into earnings, net of $0.1 tax benefit in 2025, net of $0.2 tax expense in 2024 and net of $0.1 tax expense in 2023	(0.9)	27.3	30.9
Current period pension adjustment, net of $0.0 tax benefit in 2025, net of $0.2 tax expense in 2024 and net of $0.1 tax benefit in 2023	1.6	0.5	1.5
Reclassification of pension into earnings, net of $0.0 tax benefit in 2025, net of $0.1 tax expense in 2024 and net of $0.1 tax benefit in 2023	3.5	3.4	3.0
Comprehensive Income	$21.4	$101.5	$180.0
Other comprehensive income attributable to noncontrolling interests
Net Income attributable to noncontrolling interest	(0.3)	(0.7)	(0.6)
Net Income attributable to redeemable noncontrolling interests	(0.9)	(0.3)	(0.7)
Accrued dividend to noncontrolling interest	(0.9)	(0.9)	(0.9)
Foreign currency translation adjustment attributable to noncontrolling interests	(0.4)	0.2	—
Comprehensive Income Attributable to Stockholders	$18.9	$99.8	$177.8
See Notes to Consolidated Financial Statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2025	2024
	(In millions, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$123.2	$96.6
Accounts receivable, net of allowances of $2.3 in 2025 and $2.7 in 2024	489.6	488.4
Inventories, net	634.3	754.3
Prepaid expenses and other	99.9	94.0
Total Current Assets	1,347.0	1,433.3
Property, Plant and Equipment, Net	329.0	306.7
Intangible Assets	32.3	33.1
Goodwill	55.7	54.6
Deferred Income Taxes	6.8	6.7
Investment in Unconsolidated Affiliates	58.2	55.5
Other Non-current Assets	191.6	139.3
Total Assets	$2,020.6	$2,029.2
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$396.1	$447.8
Accounts payable, affiliates	5.1	7.7
Revolving credit facilities	109.6	54.2
Short-term debt and current maturities of long-term debt	132.8	144.6
Accrued payroll	100.7	105.5
Deferred revenue	47.0	56.8
Other current liabilities	210.5	241.3
Total Current Liabilities	1,001.8	1,057.9
Long-term Debt	251.9	241.9
Self-insurance Liabilities	42.8	37.8
Deferred Income Taxes	8.2	8.4
Other Long-term Liabilities	223.5	189.1
Contingencies (Note 16)
Total Liabilities	1,528.2	1,535.1
Temporary Equity
Redeemable Noncontrolling Interest	16.1	14.9
Stockholders’ Equity
Common stock:
Class A, par value $0.01 per share, 14,283,983 shares outstanding (2024 - 13,962,422 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,449,811 shares outstanding (2024 - 3,456,548 shares outstanding)	0.1	0.1
Capital in excess of par value	354.7	350.9
Treasury stock	(14.4)	(13.6)
Retained earnings	289.1	374.6
Accumulated other comprehensive loss	(157.6)	(237.0)
Total Stockholders’ Equity	472.0	475.1
Noncontrolling Interest	4.3	4.1
Total Permanent Equity	476.3	479.2
Total Liabilities and Equity	$2,020.6	$2,029.2
See Notes to Consolidated Financial Statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2025	2024	2023
	(In millions)
Operating Activities
Net Income (Loss)	$(58.0)	$144.2	$128.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45.8	47.6	45.1
Amortization of deferred financing fees	1.4	1.5	1.4
Deferred income taxes	(1.5)	(8.2)	(1.1)
Restructuring and impairment charges	38.4	22.6	—
Stock-based compensation	7.5	23.6	29.3
Dividends from unconsolidated affiliates	8.0	4.4	10.5
Other non-current liabilities	6.3	13.8	15.1
Other	11.0	18.9	20.7
Working capital changes:
Accounts receivable	25.3	(14.2)	26.8
Inventories	156.6	35.3	(4.3)
Other current assets	4.0	2.8	(8.4)
Accounts payable	(79.9)	(55.9)	(81.4)
Other liabilities	(78.8)	(65.7)	(31.1)
Net cash provided by operating activities	86.1	170.7	150.7
Investing Activities
Expenditures for property, plant and equipment	(62.5)	(47.8)	(35.4)
Purchase of noncontrolling interest	—	—	(3.2)
Proceeds from the sale of assets	2.4	1.8	1.9
Proceeds from the sale of businesses	—	0.6	1.1
Business acquisition, net of cash acquired	(2.6)	(2.2)	—
Proceeds from the sale of investments	—	—	1.1
Net cash used for investing activities	(62.7)	(47.6)	(34.5)
Financing Activities
Additions to long-term debt	148.4	168.9	138.8
Reductions of long-term debt	(171.1)	(198.5)	(161.1)
Net changes to revolving credit agreements	55.2	(31.2)	(53.7)
Cash dividends paid	(25.4)	(24.0)	(22.3)
Cash dividends paid to noncontrolling interest	(1.3)	(1.3)	(1.3)
Financing fees paid	(2.1)	—	(0.8)
Purchase of treasury stock	(4.5)	(14.0)	—
Other	—	—	(0.1)
Net cash used for financing activities	(0.8)	(100.1)	(100.5)
Effect of exchange rate changes on cash	4.0	(5.2)	4.1
Cash and Cash Equivalents
Increase for the year	26.6	17.8	19.8
Balance at the beginning of the year	96.6	78.8	59.0
Balance at the end of the year	$123.2	$96.6	$78.8
See Notes to Consolidated Financial Statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, December 31, 2022	$14.2	$0.1	$0.1	$—	$297.7	$152.7	$(137.0)	$(37.7)	$(71.5)	$204.4	$6.5	$210.9
Stock-based compensation	—	—	—	—	29.3	—	—	—	—	29.3	—	29.3
Stock issued under stock compensation plans	—	—	—	0.1	(0.1)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(0.1)	—	—	—	—	—	(0.1)	—	(0.1)
Net income (loss)	0.7	—	—	—	—	125.9	—	—	—	125.9	0.6	126.5
Cash dividends	(0.9)	—	—	—	—	(22.3)	—	—	—	(22.3)	(0.4)	(22.7)
Accrued dividends	0.9	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income (loss)	—	—	—	—	—	—	18.7	(2.2)	1.5	18.0	—	18.0
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	—	30.9	3.0	33.9	—	33.9
Purchase of noncontrolling interest	—	—	—	—	0.8	—	—	—	—	0.8	(4.0)	(3.2)
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(0.7)	(0.7)
Foreign currency translation on noncontrolling interest	(0.1)	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, December 31, 2023	$14.8	$0.1	$0.1	$—	$327.7	$256.3	$(118.3)	$(9.0)	$(67.0)	$389.9	$2.1	$392.0
Stock-based compensation	—	—	—	—	23.6	—	—	—	—	23.6	—	23.6
Stock issued under stock compensation plans	—	—	—	0.4	(14.4)	—	—	—	—	(14.0)	—	(14.0)
Purchase of treasury stock	—	—	—	(14.0)	14.0	—	—	—	—	—	—	—
Net income	0.3	—	—	—	—	142.3	—	—	—	142.3	0.7	143.0
Cash dividends	(0.9)	—	—	—	—	(24.0)	—	—	—	(24.0)	(0.4)	(24.4)
Accrued dividends	0.9	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income (loss)	—	—	—	—	—	—	(43.2)	(30.7)	0.5	(73.4)	—	(73.4)
Reclassification adjustment to net income	—	—	—	—	—	—	—	27.3	3.4	30.7	—	30.7
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	1.7	1.7
Foreign currency translation on noncontrolling interest	(0.2)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2024	$14.9	$0.1	$0.1	$(13.6)	$350.9	$374.6	$(161.5)	$(12.4)	$(63.1)	$475.1	$4.1	$479.2

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity

Balance, December 31, 2024	$14.9	$0.1	$0.1	$(13.6)	$350.9	$374.6	$(161.5)	$(12.4)	$(63.1)	$475.1	$4.1	$479.2
Stock-based compensation	—	—	—	—	7.5	—	—	—	—	7.5	—	7.5
Stock issued under stock compensation plans	—	—	—	3.7	(8.2)	—	—	—	—	(4.5)	—	(4.5)
Purchase of treasury stock	—	—	—	(4.5)	4.5	—	—	—	—	—	—	—
Net income (loss)	0.9	—	—	—	—	(60.1)	—	—	—	(60.1)	0.3	(59.8)
Cash dividends	(0.9)	—	—	—	—	(25.4)	—	—	—	(25.4)	(0.4)	(25.8)
Accrued dividends	0.9	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income	—	—	—	—	—	—	58.0	17.2	1.6	76.8	—	76.8
Reclassification adjustment to net income	—	—	—	—	—	—	—	(0.9)	3.5	2.6	—	2.6
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.2	0.2
Foreign currency translation on noncontrolling interest	0.3	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, December 31, 2025	$16.1	$0.1	$0.1	$(14.4)	$354.7	$289.1	$(103.5)	$3.9	$(58.0)	$472.0	$4.3	$476.3

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
The Company, through its wholly owned operating subsidiary, Hyster-Yale Materials Handling, Inc. ("HYMH"), designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, parts, fleet management services, technology and energy solutions marketed globally primarily under the Hyster®, Yale® and Nuvera® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States ("U.S."), Northern Ireland, China, the Netherlands, Mexico, the Philippines, Brazil, Japan, Italy and Vietnam. The sale of parts represents approximately 16%, 14%, and 15% of total revenues as reported in 2025, 2024 and 2023, respectively.
The Company owns a 90% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"), a manufacturer of low-intensity and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets.
Bolzoni manufactures precision-engineered lift truck attachments, forks, masts and lift tables designed for handling delicate and specialized loads. These solutions are marketed under the Bolzoni®, Auramo® and Meyer® brand names and the Silver Line product portfolio. Bolzoni also produces components for lift truck manufacturers. Bolzoni products are manufactured in Italy, the U.S., China, Germany, Finland and Brazil. Through the design, production and distribution of a wide range of attachments, Bolzoni has a strong presence in the lift-truck attachments market and industrial material handling.
During the year ended December 31, 2025, the Company announced a strategic business realignment of Nuvera Fuel Cells, LLC ("Nuvera") designed both to increase near-term profits and to create an integrated energy solutions program in the Americas segment, which is part of the HYMH business. Nuvera was merged into HYMH in the second quarter of 2025. As a result, the Company revised its operating segments to reflect changes in the way the chief operating decision maker (“CODM”) manages and evaluates the business. These changes did not impact the Company's Consolidated Financial Statements, but did impact its reportable segments. The historical and current results of the former Nuvera segment are now presented within the Americas operating segment. Refer to Note 4, Business Segments, for additional information on the Company's reportable segments. Comparative prior period amounts have been recast to reflect the segment change.
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
Changes in the Company's allowance for doubtful accounts, including write-offs, are as follows:

	2025	2024
Balance at January 1	$6.6	$13.2
Charged to costs and expenses	1.9	2.2
Write-offs	(0.3)	(4.3)
Recoveries	(1.6)	(4.0)
Foreign currency effect	0.2	(0.5)
Balance at December 31	$6.8	$6.6
The allowance for doubtful accounts balance includes allowance of receivables classified as long-term of $4.5 million and $3.9 million in 2025 and 2024, respectively.
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
Advertising Costs:  Advertising costs are expensed as incurred. Total advertising expense was $11.5 million, $11.7 million and $10.6 million in 2025, 2024 and 2023, respectively.
Research and Development Costs:  Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $137.2 million, $135.9 million and $119.7 million in 2025, 2024 and 2023, respectively.
Foreign Currency:  Assets and liabilities of non-U.S. operations are generally translated into U.S. dollars at the fiscal year-end exchange rate. The related translation adjustments are recorded as a separate component of equity. Revenues and expenses of all non-U.S. operations are translated using average monthly exchange rates prevailing during the year.
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

Recently Issued Accounting Standards
Adopted Accounting Pronouncements
The following table provides a brief description of the accounting standard update ("ASU") adopted for the year ended December 31, 2025 and the effect, if any, on the Company's financial position, results of operations, cash flows or related disclosures:

Standard	Required Date of Adoption	Effect on the financial statements or other significant matters
ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740)	Annual periods after December 15, 2024
The standard generally expands the disclosures required for income taxes in the Company's annual consolidated financial statements, primarily through enhanced disclosures about significant income tax expense and payments by jurisdiction. The Company adopted the new standard prospectively. The adoption of this standard did not have a material impact on the consolidated financial statements. Refer to Note 6, Income Taxes.

The following table provides a brief description of ASUs not yet adopted:

Standard	Description	Required Date of Adoption	Effect on the financial statements or other significant matters
ASU 2024-03— Disaggregation of Income Statement Expenses	The guidance requires disaggregated disclosures of income statement expenses.	Annual periods after December 15, 2026	The Company is currently evaluating the guidance and the effect on its related disclosures.
ASU 2025-09— Derivatives and Hedging	The guidance expands the use of hedge accounting to more closely align with the economics of an entity's risk management activities.	Interim and annual periods after December 15, 2026	The Company is currently evaluating the guidance and the effect on its related disclosures.
ASU 2025-06— Intangibles — Goodwill and other — Internal use software	The guidance amends certain aspects of the accounting for and disclosure of software costs.	Interim and annual periods after December 15, 2027	The Company is currently evaluating the guidance and the effect on its related disclosures.
ASU 2025-11— Interim Reporting	The guidance provides additional guidance on interim disclosure reporting requirements and creates a disclosure principal that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity.	Interim periods after December 15, 2027	The Company is currently evaluating the guidance and the effect on its related disclosures.
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
For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the years ended December 31, 2025, 2024 and 2023.
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
The following table disaggregates revenue by category:

	YEAR ENDED
	DECEMBER 31, 2025
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Elims	Total
Dealer sales	$1,201.7	$444.0	$155.6	$—	$—	$1,801.3
Direct customer sales	695.2	5.4	—	—	—	700.6
Service and parts sales	758.3	98.5	26.5	—	—	883.3
Other	160.7	22.0	1.4	333.1	(133.1)	384.1
Total Revenues	$2,815.9	$569.9	$183.5	$333.1	$(133.1)	$3,769.3

	YEAR ENDED
	DECEMBER 31, 2024
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Elims	Total
Dealer sales	$1,690.8	$572.2	$157.3	$—	$—	$2,420.3
Direct customer sales	669.6	5.6	—	—	—	675.2
Service and parts sales	727.4	104.1	25.8	—	—	857.3
Other	135.6	25.7	0.6	379.1	(185.6)	355.4
Total Revenues	$3,223.4	$707.6	$183.7	$379.1	$(185.6)	$4,308.2

	YEAR ENDED
	DECEMBER 31, 2023
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Elims	Total
Dealer sales	$1,565.6	$679.2	$172.9	$—	$—	$2,417.7
Direct customer sales	541.3	9.4	—	—	—	550.7
Service and parts sales	700.0	110.7	27.9	—	—	838.6
Other	93.7	21.2	0.3	375.3	(179.2)	311.3
Total Revenues	$2,900.6	$820.5	$201.1	$375.3	$(179.2)	$4,118.3
Dealer sales are recognized when the Company transfers control based on the shipping terms of the contract, which is generally when the truck is shipped from the manufacturing facility to the dealers. The majority of direct customer sales are to major customers. In these transactions, the Company transfers control and recognizes revenue when it delivers the product to the customer according to the terms of the contract. Service and parts sales represent parts sales, extended warranty and maintenance services. For the sale of parts, the Company transfers control and recognizes revenue when parts are shipped to the customer. When customers are given the right to return eligible parts and accessories, the Company estimates the expected returns based on an analysis of historical experience. The Company adjusts estimated revenues at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. The Company recognizes revenue for extended warranty and maintenance agreements based on the standalone selling price over the life of the contract, which reflects the costs to perform under these contracts and corresponds with, and thereby depicts, the transfer of control to the customer. Bolzoni revenue from external customers is primarily the sale of attachments to customers. In these transactions, the Company transfers control and recognizes revenue according to the shipping terms of the contract. In the U.S.,

Bolzoni also has revenue for sales of forklift components to HYMH plants. In all revenue transactions, the Company receives cash equal to the invoice price and amount of consideration received and the revenue recognized may vary with changes in marketing incentives. Intercompany revenues between Bolzoni and the lift truck business have been eliminated.
Deferred Revenue: The Company defers revenue for transactions that have not met the criteria for recognition at the time payment is collected, including extended warranties and maintenance contracts. In addition, for certain products, services and customer types, the Company collects payment prior to the transfer of control to the customer. Changes in the Company's deferred revenue are as follows:

	2025	2024
Balance, January 1	$71.3	$92.5
Customer deposits and billings	63.6	60.4
Revenue recognized	(69.8)	(81.3)
Foreign currency effect	0.5	(0.3)
Balance, December 31	$65.6	$71.3
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

During 2025, the Company announced a strategic business realignment of Nuvera designed both to increase near-term profits and to create an integrated energy solutions program in the Americas, which is part of the HYMH business. Nuvera was merged into HYMH in the second quarter of 2025. As a result, the Company revised its operating segments to reflect changes in the way the CODM manages and evaluates the business. These changes did not impact the Company's Consolidated Financial Statements, but did impact its reportable segments. The historical and current results of the former Nuvera segment are now presented within the Americas operating segment. Comparative prior period amounts have been recast to reflect the segment change.

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

	2025	2024	2023
Revenues from external customers
Americas	$2,815.9	$3,223.4	$2,900.6
EMEA	569.9	707.6	820.5
JAPIC	183.5	183.7	201.1
Lift truck business	3,569.3	4,114.7	3,922.2
Bolzoni	333.1	379.1	375.3
Eliminations	(133.1)	(185.6)	(179.2)
Total	$3,769.3	$4,308.2	$4,118.3
Cost of Sales
Americas	$2,330.9	$2,538.0	$2,343.9
EMEA	515.8	599.5	699.5
JAPIC	170.9	167.1	175.6
Lift truck business	3,017.6	3,304.6	3,219.0
Bolzoni	253.7	293.7	293.1
Eliminations	(134.8)	(185.6)	(179.4)
Total	$3,136.5	$3,412.7	$3,332.7
Gross profit
Americas	$485.0	$685.4	$556.7
EMEA	54.1	108.1	121.0
JAPIC	12.6	16.6	25.5
Lift truck business	551.7	810.1	703.2
Bolzoni	79.4	85.4	82.2
Eliminations	1.7	—	0.2
Total	$632.8	$895.5	$785.6
Selling, general and administrative expenses
Americas	$387.9	$401.0	$360.0
EMEA	115.8	117.1	108.9
JAPIC	36.9	38.0	41.1
Lift truck business	540.6	556.1	510.0
Bolzoni	75.9	72.0	66.9
Total	$616.5	$628.1	$576.9
Adjustments (a)
Americas	$28.8	$7.3	$—
EMEA	4.5	2.4	—
JAPIC	1.9	8.6	—
Lift truck business	35.2	18.3	—
Bolzoni	3.2	4.3	—
Total	$38.4	$22.6	$—

	2025	2024	2023
Operating profit (loss)
Americas	$68.3	$277.1	$196.7
EMEA	(66.2)	(11.4)	12.1
JAPIC	(26.2)	(30.0)	(15.6)
Lift truck business	(24.1)	235.7	193.2
Bolzoni	0.3	9.1	15.3
Eliminations	1.7	—	0.2
Total	$(22.1)	$244.8	$208.7
Interest expense
Americas	$29.1	$30.8	$33.2
EMEA	0.7	1.9	3.2
JAPIC	1.2	1.2	1.4
Eliminations	(0.9)	(1.1)	(1.2)
Lift truck business	30.1	32.8	36.6
Bolzoni	2.2	2.1	2.0
Eliminations	(1.1)	(1.1)	(1.3)
Total	$31.2	$33.8	$37.3
Total assets
Americas	$1,619.7	$1,938.6	$1,740.8
EMEA	668.7	678.5	808.5
JAPIC	263.2	252.9	276.8
Eliminations	(667.6)	(928.3)	(836.2)
Lift truck business	1,884.0	1,941.7	1,989.9
Bolzoni	325.3	290.8	303.8
Eliminations	(188.7)	(203.3)	(214.6)
Total	$2,020.6	$2,029.2	$2,079.1
Depreciation and amortization
Americas	$18.0	$19.6	$17.3
EMEA	9.0	8.5	8.2
JAPIC	6.4	7.8	7.9
Lift truck business	33.4	35.9	33.4
Bolzoni	12.4	11.7	11.7
Total	$45.8	$47.6	$45.1
Capital expenditures
Americas	$(37.5)	$(29.9)	$(20.4)
EMEA	(10.9)	(5.7)	(6.6)
JAPIC	(5.9)	(5.3)	(3.3)
Lift truck business	(54.3)	(40.9)	(30.3)
Bolzoni	(8.2)	(6.9)	(5.1)
Total	$(62.5)	$(47.8)	$(35.4)
(a) Consists of restructuring and impairment charges recognized during the years ended December 31, 2025 and 2024 related to programs initiated in 2025 and 2024 as part of the Company's global workforce reduction, strategic realignment of Nuvera and manufacturing footprint optimization. See Note 19, Restructuring and Impairment Charges, of the Company's Consolidated Financial Statements for further discussion.

Data by Geographic Region
No single country outside of the U.S. comprised 10% or more of revenues from unaffiliated customers. The “Other” category below includes Canada, Mexico, South America and the Asia and Pacific regions. In addition, no single customer comprised 10% or more of revenues from unaffiliated customers.

	U.S.	Europe, Middle East and Africa	Other	Consolidated
2025
Revenues from unaffiliated customers, based on the customers’ location	$2,529.9	$689.3	$550.1	$3,769.3
Long-lived tangible assets	$197.3	$98.8	$91.1	$387.2
2024
Revenues from unaffiliated customers, based on the customers’ location	$2,874.4	$817.9	$615.9	$4,308.2
Long-lived tangible assets	$194.1	$82.6	$85.5	$362.2
2023
Revenues from unaffiliated customers, based on the customers’ location	$2,542.9	$930.5	$644.9	$4,118.3
Long-lived tangible assets	$179.1	$90.5	$101.1	$370.7

NOTE 5—Common Stock and Earnings per Share
The Company's Class A common stock is traded on the New York Stock Exchange under the ticker symbol “HY.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company's Class A common stock and Class B common stock have the same cash dividend rights per share. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2025 was 125 million shares and 35 million shares, respectively. At December 31, 2025 and 2024, 245,063 and 204,435 treasury shares of Class A common stock were outstanding, respectively.
Stock Compensation: The Company has stock compensation plans for certain employees in the U.S. that allow the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding them for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) five years after the participant's retirement date, (ii) four, seven or ten years from the award date, as defined in the award, or (iii) the participant's death or permanent disability. Pursuant to the plans, the Company issued 170,431, 355,452 and 423,596 shares related to the years ended December 31, 2025, 2024 and 2023, respectively. After the issuance of these shares, there will be 562,977 shares of Class A common stock available for issuance under these plans. Compensation expense related to these share awards was $5.5 million ($5.0 million net of tax), $21.8 million ($18.6 million net of tax) and $27.5 million ($23.5 million net of tax) for the years ended 2025, 2024 and 2023, respectively. Compensation expense at the grant date represents fair value based on the market price of the shares of Class A common stock. The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the non-employee directors’ annual retainer is paid in restricted shares of Class A common stock. For the year ended December 31, 2025, $150,000 of each non-employee director's retainer of $226,000 was paid in restricted shares of Class A common stock. For the year ended December 31, 2024, $145,000 of $216,000 was paid in restricted shares of Class A common stock. For the year ended December 31, 2023, $140,000 of $208,000 was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date on which the director has both retired from the Board of Directors and reached 70 years of age. Pursuant to this plan, the Company issued 49,426, 26,790 and 34,239 shares related to the years ended December 31, 2025, 2024 and 2023, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 2,559, 779 and 726 in 2025, 2024 and 2023, respectively. After the issuance of these shares, there were 85,481 shares of Class A common stock available for issuance under this directors' plan. Compensation expense related to these awards was $1.9 million ($1.7 million net of tax), $1.7 million ($1.5 million net of tax) and $1.8 million ($1.5 million net of tax) for the years ended December 31, 2025, 2024 and 2023, respectively. Compensation expense at the grant date represents fair value based on the market price of the shares of Class A common stock.
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

	2025	2024	2023
Basic weighted average shares outstanding	17.670	17.442	17.137
Dilutive effect of restricted stock awards	—	0.268	0.248
Diluted weighted average shares outstanding	17.670	17.710	17.385
Basic Earnings (Loss) per share	$(3.40)	$8.16	$7.35
Diluted Earnings (Loss) per share	$(3.40)	$8.04	$7.24
Cash dividends per share	$1.4300	$1.3750	$1.2975
Restricted stock awards for 2025 are expected to be issued in 2026.

NOTE 6—Income Taxes
The components of income (loss) before income taxes and provision (benefit) for income taxes for the years ended December 31 are as follows:

	2025	2024	2023
Income (loss) before income taxes
U.S.	$(42.3)	$184.9	$114.1
Non-U.S.	(0.6)	34.1	66.9
Total	$(42.9)	$219.0	$181.0
Income tax provision
Current tax provision:
Federal	$0.2	$52.9	$32.0
State	0.9	12.9	8.0
Non-U.S.	15.5	17.2	14.0
Total current	$16.6	$83.0	$54.0
Deferred tax provision (benefit):
Federal	$(0.4)	$0.3	$0.6
State	—	(0.1)	—
Non-U.S.	(1.1)	(8.4)	(1.7)
Total deferred	$(1.5)	$(8.2)	$(1.1)
Total	$15.1	$74.8	$52.9
Upon adoption of ASU 2023-09, Improvements to Income Tax disclosures, as described in Note 2, Significant Accounting Policies, the company’s income tax payments, net of refunds received, during the year ended December 31, 2025 were as follows:

2025
Federal	$15.8
State	3.1
Non-U.S.
Netherlands	7.9
Italy	3.0
China	3.0
Other countries	4.0
Total	$36.8

The Company made income tax payments, net of refunds, of $85.6 million and $52.9 million during 2024 and 2023, respectively.
Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, a reconciliation of the U.S. federal statutory rate to the reported income tax rate for the year ended December 31, 2025, is as follows:

	2025
	Amount	Percent
U.S. Federal Statutory Rate Taxes	$(9.0)	21.0%
State & Local Income Taxes, Net of Federal Income Tax Effect (a)	0.7	(1.6)%
Foreign Tax Effects
Brazil
Valuation allowance	3.0	(7.0)%
Other	(0.2)	0.5%
China
Valuation allowance	1.3	(3.0)%
Other	1.1	(2.6)%
United Kingdom
Tax Rate Differential	(1.4)	3.3%
Valuation Allowance	9.4	(21.9)%
Other	(0.1)	0.2%
Other Foreign Jurisdictions	1.8	(4.2)%
Effect of Cross Border Tax Laws	0.3	(0.7)%
Tax Credits
Research and Development Tax Credit	(3.4)	7.9%
Other	0.1	(0.2)%
Changes in Valuation Allowance	11.1	(25.9)%
Nontaxable or Nondeductible Items
Nondeductible Compensation	1.8	(4.2)%
Equity Earnings	(1.6)	3.7%
Other	0.2	(0.5)%
Changes in Unrecognized Tax Benefits	0.2	(0.5)%
Other Adjustments	(0.2)	0.5%
Effective Tax Rate (b)	$15.1	(35.2)%
(a) State taxes in Texas and Pennsylvania made up the majority (greater than 50%) of the tax effect in this category.
(b) In applying the income tax rate reconciliation disclosure requirements, management evaluated reconciling items using both quantitative and qualitative materiality considerations. Certain reconciling items that exceeded quantitative thresholds have been aggregated where separate presentation would not enhance an understanding of the Company’s income tax provision or effective tax rate.

A reconciliation of the U.S. federal statutory rate to the reported income tax rate for the year ended December 31, 2024 and 2023, in accordance with the guidance prior to the adoption of ASU 2023-09 is as follows:

	2024	2023
Income (loss) before income taxes	$219.0	$181.0
Statutory taxes at 21%	$46.0	$38.0
Valuation allowance	19.9	12.1
State income taxes	6.1	5.8
Non -U.S rate differences	5.6	3.2
Nondeductible compensation	4.2	4.2
Global intangible low-taxed income	3.0	1.7
Other	0.9	(0.3)
Base-erosion and anti-abuse tax	—	(0.1)
Foreign derived intangible income	(6.0)	(3.4)
Federal income tax credits	(3.4)	(4.0)
Tax controversy resolution	(1.1)	(3.0)
Equity interest earnings	(0.4)	(1.3)
Income tax provision	$74.8	$52.9
Reported income tax rate	34.2%	29.2%
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
On July 4, 2025, the President of the United States signed the One Big Beautiful Bill Act (the “OBBBA”) into law. The OBBBA includes provisions effective in 2025 that restore immediate expensing for domestic research and development costs, allow 100% bonus depreciation for qualifying property, and modify the limitation on the deductibility of business interest expense. The Company reflected the effects of these changes in its income tax provision for the year ended December 31, 2025.
The requirement to capitalize and amortize foreign research and development expenditures over fifteen years was not modified by the OBBBA. This continued requirement has had and will continue to have a material impact on the Company's future cash payments for income taxes but decreasingly over time.
A detailed summary of the total deferred tax assets and liabilities in the Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities is as follows:

	December 31
	2025	2024
Deferred tax assets
Research and development capitalization	$76.3	$78.5
Tax attribute carryforwards	59.1	33.1
Product warranties	15.4	16.5
Accrued expenses and reserves	12.9	16.3
Accrued product liability	10.0	9.2
Inventories	5.1	3.0
Other	8.9	12.1
Total deferred tax assets	187.7	168.7
Less: Valuation allowance	165.9	144.3
	21.8	24.4

	December 31
	2025	2024
Deferred tax liabilities
Depreciation and amortization	17.5	20.5
Accrued pension benefits	4.2	3.8
Unremitted earnings	1.5	1.8
Total deferred tax liabilities	23.2	26.1
Net deferred tax asset (liability)	$(1.4)	$(1.7)
The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2025
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$34.7	$29.3	2026-Indefinite
U.S. net operating loss	10.3	10.3	Indefinite
Non-U.S. capital losses	8.0	8.0	Indefinite
State net operating losses and credits	5.3	5.1	2026-Indefinite
Research and development credit	0.3	0.3	Indefinite
Disallowed interest and other	1.8	1.8	2030-Indefinite
Less: Unrecognized tax benefits	(1.3)	—
Total	$59.1	$54.8

	December 31, 2024
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$23.1	$18.7	2025 - Indefinite
Non-U.S. capital losses	7.3	7.3	Indefinite
State net operating losses and credits	3.7	3.6	2025 - Indefinite
Less: Unrecognized tax benefits	(1.0)	—
Total	$33.1	$29.6
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

During 2024, the Company assessed the realizability of its deferred tax assets in Brazil and concluded that a portion met the more likely than not threshold for realization. This conclusion was based on the anticipated reversal of deferred temporary differences, historical and forecasted operating results, and projections of future taxable income over the Company’s forecast period. As result, the Company recognized a tax benefit of $4.3 million in 2024 related to a partial release of the valuation allowance previously recorded against Brazilian deferred tax assets.

In 2025, the Company’s Brazilian operations generated an operating loss resulting in the creation of additional deferred tax assets. Based on updated projections of future taxable income and the expected utilization of net operating losses, the Company determined that these incremental deferred tax assets did not meet the more likely than not realization threshold. Accordingly, the Company recorded an additional valuation allowance of $3.0 million in 2025, which primarily relates to the current‑year operating loss and net operating losses not expected to be realized within the forecast period.
Starting in 2021, the Company determined that the evidence available no longer supported a more likely than not standard for realization of its U.S. and U.K deferred tax assets due to cumulative pretax losses, lack of available tax planning strategies and declining forecasts due to supply and logistics constraints. While both the U.S. and U.K operations generated positive earnings during 2024, the Company incurred operating losses in both jurisdictions during 2025. After considering historical earnings and trends, recent operating performance, forecasted earnings, and the relevant expiration of carryforwards for both jurisdictions, the Company concluded the valuation allowances provided remain appropriate. Although the Company expects earnings over the longer term for its U.S. and U.K operations, it believes such longer-term forecasts are not sufficient evidence to support the future realization of the deferred tax assets. Accordingly, as of December 31, 2025, the Company has provided a valuation allowance of $124.5 million and $16.3 million against the deferred tax assets of the U.S. and U.K., respectively.
During 2025 and 2024, the valuation allowance provided against deferred tax assets increased by $21.6 million and $17.7 million, respectively. The change in the total valuation allowance in 2025 and 2024 included a net increase in tax expense of $24.6 million and $19.9 million, respectively, and a net decrease of $3.0 million and $2.2 million in 2025 and 2024, respectively, recorded directly in equity.
As of December 31, 2025, the Company had gross net operating loss carryforwards in the U.S. of $48.9 million, U.S. state jurisdictions of $32.3 million and non-U.S. jurisdictions of $131.8 million.
The following is a reconciliation of total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between the Company's tax return positions and the benefits recognized in the Consolidated Financial Statements for the years ended December 31, 2025, 2024 and 2023. Approximately $4.1 million, $3.1 million and $3.8 million of these amounts as of December 31, 2025, 2024 and 2023, respectively, relate to permanent items that, if recognized, would impact the reported income tax rate.

	2025	2024	2023
Balance at January 1	$3.1	$3.8	$5.4
Additions (reductions) for business acquisitions	0.8	—	—
Additions based on tax positions related to the current year	0.4	0.3	0.4
Additions (reductions) for tax positions of prior years	(0.1)	(0.2)	(0.1)
Reductions due to settlements with taxing authorities and the lapse of the applicable statute of limitations	(0.2)	(0.7)	(1.9)
Other changes in unrecognized tax benefits including foreign currency translation adjustments	0.1	(0.1)	—
Balance at December 31	$4.1	$3.1	$3.8
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recorded a net increase of $0.1 million during 2025 and net decrease of $0.5 million and $1.4 million during 2024 and 2023, respectively, in interest and penalties. In addition, during 2025, the balance of accrued interest and penalty was increased for uncertain tax positions related to a business acquisition by $1.0 million. There was no foreign currency translation impact in 2025, 2024 or 2023. The total amount of interest and penalties accrued was $1.5 million, $0.4 million and $0.9 million as of December 31, 2025, 2024 and 2023, respectively.

The unrecognized tax benefits as well as associated penalties and interest resulting from the business acquisition are subject to an indemnification agreement. As such, any related amount paid pursuant to an income tax examination of the acquired entity is expected to be recovered via collection of the indemnification asset, resulting in recognition within the Consolidated Statements of Operations. The amounts recorded for unrecognized tax benefits are provisional and represent the Company’s preliminary assessment of uncertain tax positions of the acquired entity based on information available as of the acquisition date. The Company continues to evaluate acquisition-date facts and circumstances, and the related assessment is expected to be completed during the second quarter of 2026. Any measurement-period adjustments identified may impact the final purchase price allocation.
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
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The examination of U.S. federal tax returns for all years prior to 2022 have been settled with the Internal Revenue Service or otherwise have essentially closed under the applicable statute of limitations. The Company is routinely under examination in various state and non-U.S. jurisdictions and in most cases the statute of limitations has not been extended. The Company believes these examinations are routine in nature and are not expected to result in any material tax assessments.

NOTE 7—Reclassifications from Accumulated Other Comprehensive Income or Loss

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) ("OCI") for each year ended December 31 as recorded in the Consolidated Statements of Operations:

OCI Components	Amount Reclassified from OCI			Affected Line Item
	2025	2024	2023
Gain (loss) on cash flow hedges:
Interest rate contracts	$5.4	$7.0	$6.3	Interest expense
Foreign exchange contracts	(4.4)	(34.5)	(37.3)	Cost of sales
Total before tax	1.0	(27.5)	(31.0)	Income (loss) before income taxes
Tax expense (benefit)	(0.1)	0.2	0.1	Income tax provision
Net of tax	$0.9	$(27.3)	$(30.9)	Net Income (Loss)
Amortization of defined benefit pension items:
Actuarial loss	$(3.4)	$(3.4)	$(2.8)	Other, net
Prior service (cost) credit	(0.1)	(0.1)	(0.1)	Other, net
Total before tax	(3.5)	(3.5)	(2.9)	Income (loss) before income taxes
Tax expense (benefit)	—	0.1	(0.1)	Income tax provision
Net of tax	$(3.5)	$(3.4)	$(3.0)	Net Income (Loss)
Total reclassifications for the period	$(2.6)	$(30.7)	$(33.9)

NOTE 8—Financial Instruments and Derivative Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding finance leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At December 31, 2025, the total carrying value and total fair value of revolving credit agreements and long-term debt, excluding finance leases, was $473.4 million and $469.1 million, respectively. At December 31, 2024, the total carrying value and total fair value of revolving credit agreements and long-term debt, excluding finance leases, was $417.3 million and $416.8 million, respectively.
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
Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with a total notional amount of $0.6 billion at December 31, 2025, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, Mexican pesos, British pounds, Swedish kroner and Australian dollars. The Company held forward foreign currency exchange contracts with total notional amounts of $0.8 billion at December 31, 2024, primarily denominated in euros, Japanese yen, U.S. dollars, Chinese renminbi, Mexican pesos, British pounds, Swedish kroner and Australian dollars. The fair value of these contracts approximated a net asset of $1.8 million and a net liability $18.5 million at December 31, 2025 and 2024, respectively.
For the years ended December 31, 2025 and 2024, there was no material ineffectiveness of forward foreign currency exchange contracts that qualify for hedge accounting. Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2025, $3.2 million of the amount of net deferred gain included in OCI at December 31, 2025 is expected to be reclassified as expense into the Consolidated Statements of Operations over the next twelve months, as the transactions occur.
Interest Rate Derivatives: The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at December 31, 2025 and 2024:

Notional Amount		Average Fixed Rate
December 31	December 31	December 31	December 31
2025	2024	2025	2024	Term at December 31, 2025
$180.0	$180.0	1.65%	1.65%	Extending to May 2027
20.7	12.0	2.20%	1.93%	Extending to July 2030

The fair value of all interest rate swap agreements was a net asset of $3.8 million and $9.9 million at December 31, 2025 and 2024, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2025, $3.7 million of the net deferred gain included in OCI is expected to be reclassified as income in the Consolidated Statements of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2025	2024	Balance sheet location	2025	2024
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$2.8	$4.3	Prepaid expenses and other	$—	$—
Long-term	Other non-current assets	1.0	5.6	Other non-current assets	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	9.9	1.4	Prepaid expenses and other	6.6	0.5
	Other current liabilities	0.1	3.4	Other current liabilities	1.1	17.1
Long-Term	Other non-current assets	0.7	—	Other non-current assets	—	—
	Other long-term liabilities	0.9	0.8	Other long-term liabilities	3.4	5.6
Total derivatives designated as hedging instruments		$15.4	$15.5		$11.1	$23.2
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	$1.4	$0.8	Prepaid expenses and other	$0.9	$1.2
	Other current liabilities	2.0	2.3	Other current liabilities	1.2	2.8
Total derivatives not designated as hedging instruments		$3.4	$3.1		$2.1	$4.0
Total derivatives		$18.8	$18.6		$13.2	$27.2

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty at December 31, 2025 and 2024 as recorded in the Consolidated Balance Sheets:

	Derivative Assets as of December 31, 2025				Derivative Liabilities as of December 31, 2025
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$3.8	$—	$3.8	$3.8	$—	$—	$—	$—
Foreign currency exchange contracts	4.5	(2.7)	1.8	1.8	2.7	(2.7)	—	—
Total derivatives	$8.3	$(2.7)	$5.6	$5.6	$2.7	$(2.7)	$—	$—

	Derivative Assets as of December 31, 2024				Derivative Liabilities as of December 31, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$9.9	$—	$9.9	$9.9	$—	$—	$—	$—
Foreign currency exchange contracts	0.5	(0.5)	—	—	19.0	(0.5)	18.5	18.5
Total derivatives	$10.4	$(0.5)	$9.9	$9.9	$19.0	$(0.5)	$18.5	$18.5

The following table summarizes the pre-tax impact of derivative instruments for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	2025	2024	2023		2025	2024	2023
Cash Flow Hedges
Interest rate swap agreements	$(0.9)	$4.4	$1.9	Interest expense	$5.4	$7.0	$6.3
Foreign currency exchange contracts	18.0	(35.0)	(4.3)	Cost of sales	(4.4)	(34.5)	(37.3)
	$17.1	$(30.6)	$(2.4)		$1.0	$(27.5)	$(31.0)

Derivatives Not Designated as Hedging Instruments				Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
					2025	2024	2023
Cash flow hedges
Foreign currency exchange contracts				Cost of sales	$3.4	$(8.3)	$(4.3)
Total					$3.4	$(8.3)	$(4.3)

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
The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2025	2024	2023
U.S. Plans
Weighted average discount rates	4.97%	5.43%	5.03%
Expected long-term rate of return on assets	4.00%	5.00%	5.50%
Cash balance interest crediting rate	5.00%-6.73%	5.00%-6.73%	3.50%-5.73%
Non-U.S. Plans
Weighted average discount rates	3.09%-5.40%	2.93%-5.40%	3.08%-4.50%
Rate of increase in compensation levels	2.00%-2.80%	2.00%-2.80%	2.60%-3.00%
Expected long-term rate of return on assets	4.00%-4.90%	3.50%-3.60%	3.30%-4.50%
Each year, the assumptions used to calculate the benefit obligation are used to calculate the net periodic pension expense for the following year.

Set forth below is a detail of the net periodic pension expense for the defined benefit plans for the years ended December 31:

	2025	2024	2023
U.S. Plans
Interest cost	$2.2	$2.3	$2.5
Expected return on plan assets	(2.1)	(2.7)	(2.5)
Amortization of actuarial loss	1.8	2.0	2.1
Settlements	—	—	—
Net periodic pension expense	$1.9	$1.6	$2.1
Non-U.S. Plans
Service cost	$0.1	$0.1	$—
Interest cost	5.8	5.3	5.4
Expected return on plan assets	(5.4)	(7.2)	(7.4)
Amortization of actuarial loss	1.6	1.4	0.7
Amortization of prior service cost	0.1	0.1	0.1
Net periodic pension benefit (expense)	$2.2	$(0.3)	$(1.2)
Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31:

	2025	2024	2023
U.S. Plans
Current year actuarial (gain)	$(1.7)	$(1.3)	$(1.2)
Amortization of actuarial loss	(1.8)	(2.0)	(2.1)
Settlements	—	—	—
Total recognized in other comprehensive income (loss)	$(3.5)	$(3.3)	$(3.3)
Non-U.S. Plans
Current year actuarial (gain) loss	$0.1	$0.6	$(0.2)
Amortization of actuarial loss	(1.6)	(1.4)	(0.7)
Amortization of prior service cost	(0.1)	(0.1)	(0.1)
Total recognized in other comprehensive income (loss)	$(1.6)	$(0.9)	$(1.0)
The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2025		2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Projected benefit obligation at beginning of year	$43.8	$112.0	$48.3	$126.0
Service cost	—	0.1	—	0.1
Interest cost	2.2	5.8	2.3	5.3
Actuarial (gain) loss	0.2	(3.5)	(1.6)	(10.4)
Benefits paid	(5.9)	(7.4)	(5.2)	(7.0)
Employee contributions	—	0.1	—	0.1
Foreign currency exchange rate changes	—	8.4	—	(2.1)
Projected benefit obligation at end of year	$40.3	$115.5	$43.8	$112.0
Accumulated benefit obligation at end of year	$40.3	$114.2	$43.8	$110.6

	2025		2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in plan assets
Fair value of plan assets at beginning of year	$44.9	$126.2	$47.9	$139.0
Actual return on plan assets	4.0	1.8	2.2	(4.0)
Employer contributions	—	0.2	—	0.2
Employee contributions	—	0.1	—	0.1
Benefits paid	(5.9)	(7.4)	(5.2)	(7.0)
Foreign currency exchange rate changes	—	9.4	—	(2.1)
Fair value of plan assets at end of year	$43.0	$130.3	$44.9	$126.2
Funded status at end of year	$2.7	$14.8	$1.1	$14.2
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$2.7	$16.5	$1.1	$14.1
Noncurrent liabilities	—	(1.7)	—	0.1
	$2.7	$14.8	$1.1	$14.2
Components of accumulated other comprehensive income (loss) consist of:
Actuarial loss	$22.4	$53.2	$25.9	$54.7
Prior service cost	—	1.3	—	1.3
Deferred taxes	(8.3)	(13.0)	(8.3)	(13.3)
Foreign currency translation adjustment	—	2.4	—	2.8
	$14.1	$43.9	$17.6	$45.5
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
In 2026, the Company expects to contribute $0.3 million to its non-U.S. pension plans. The Company does not expect to contribute to its U.S. pension plan in 2026.
Pension benefit payments are made from assets of the pension plans. Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plans	Non-U.S. Plans
2026	$4.8	$7.9
2027	4.5	8.1
2028	4.2	8.2
2029	3.9	8.4
2030	3.8	8.7
2031 - 2035	14.9	46.2
	$36.1	$87.5
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
The following is the actual allocation percentage and target allocation percentage for the Company's U.S. pension plan assets at December 31:

	2025 Actual Allocation	2024 Actual Allocation	Target Allocation
Fixed income securities	98.9%	69.6%	100%
U.S. equity securities	—%	20.4%	—%
Non-U.S. equity securities	—%	8.9%	—%
Money market	1.1%	1.1%	—%

The following is the actual allocation percentage and target allocation percentage for the Company's U.K. pension plan assets at December 31:

	2025 Actual Allocation	2024 Actual Allocation	Target Allocation
Insurance contracts	93.5%	—%	98.0%
Fixed income securities	2.0%	89.4%	2%
Money market	4.5%	10.6%	—%
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

Following are the values as of December 31:

	Level 1		Level 2
	2025	2024	2025	2024
Insurance contracts	$—	$—	$111.6	$—
Fixed income securities	42.6	31.3	13.4	113.9
U.S. equity securities	—	9.1	—	—
Non-U.S., non-U.K. equity securities	—	4.0	—	—
Money market	0.4	0.5	5.3	12.3
Total	$43.0	$44.9	$130.3	$126.2
Defined Contribution Plans: The Company has defined contribution (401(k)) plans for all U.S. employees and similar plans for employees outside of the U.S. The Company matches employee contributions based on plan provisions. In addition, in the U.S. and U.K., the Company has defined contribution retirement plans whereby the contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $42.8 million, $39.0 million and $33.5 million in 2025, 2024 and 2023, respectively.

NOTE 10—Inventories
Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At December 31, 2025 and 2024, 50% and 53%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts for the lift truck business in the U.S. The FIFO method is used with respect to all other inventories.
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
During the years ended December 31, 2025 and 2024, as a result of severance and impairment charges directly related to restructuring activities for the Nuvera business realignment and for programs initiated in 2024, the Company reduced its inventory by $4.6 million and $2.4 million to its estimated net realizable value in the Americas and JAPIC, respectively. These charges are recorded in “Restructuring and impairment charges” in the Consolidated Statements of Operations. Refer to Note 19, Restructuring and Impairment Charges, for further discussion of the factors related to these adjustments.
Inventories are summarized as follows:

	December 31
	2025	2024
Finished goods and service parts	$358.8	$393.3
Work in process	31.1	32.1
Raw materials	375.0	431.7
Total manufactured inventories	764.9	857.1
LIFO reserve	(130.6)	(102.8)
Total inventory	$634.3	$754.3

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
In connection with the strategic realignment of Nuvera, the Company identified indicators of impairment primarily related to the recoverability of long-lived assets, all of which negatively impacted the Company and arose from adverse developments in the geopolitical and hydrogen markets. As a result, it was determined that the carrying value of the Nuvera fixed assets exceeded the undiscounted cash flows from the assets and the carrying value of Nuvera's fixed assets exceeded the fair value. Accordingly, the Company recognized charges during the year ended December 31, 2025 of $9.6 million related to the impairment of certain long-lived assets. Additionally, in relation to programs initiated in 2024 to streamline the Company's manufacturing footprint and optimize its operations, the Company identified indicators of impairment for long-lived assets where the estimated future undiscounted cash flows generated by the asset group were less than carrying value. As a result, for the year ended December 31, 2024, the Company recorded $6.8 million of fixed asset impairments ($0.6 million in the Americas, $4.6 million in JAPIC and $1.6 million in Bolzoni) representing the amount of the assets groups carrying value in excess of its fair value.

The estimated fair value was determined using a cost approach, which is Level 3 under the fair value hierarchy. These charges are recorded in “Restructuring and impairment charges” in the Consolidated Statements of Operations. Refer to Note 19, Restructuring and Impairment Charges, for further discussion of the factors related to these adjustments.
Property, plant and equipment, net includes the following:

	December 31
	2025	2024
Land and land improvements	$33.8	$31.6
Plant and equipment	1,003.6	919.9
Property, plant and equipment, at cost	1,037.4	951.5
Allowances for depreciation and amortization	(708.4)	(644.8)
	$329.0	$306.7
Total depreciation and amortization expense on property, plant and equipment was $41.8 million, $43.3 million and $40.8 million during 2025, 2024 and 2023, respectively.

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
The annual testing for impairment was conducted as of May 1, 2025. The fair value of each reporting unit was in excess of its carrying value and thus, no impairment exists.
In 2025, Bolzoni acquired 100% of the equity interest of a manufacturing business in Italy for an aggregate purchase price of $2.6 million, net of cash acquired. In addition, the agreement may require additional consideration to be paid by Bolzoni based upon the acquired business achieving certain revenue and profitability metrics in future years. The Company has not yet finalized its analysis of the fair value of the acquired business, thus the allocation of the purchase price is preliminary and may change in future periods as fair value estimates of the assets acquired and liabilities assumed are refined during the measurement period. The Company will complete the purchase price allocation within one year after the date of acquisition. The table below includes the initial allocation of goodwill which is expected to be finalized in the first quarter of 2026.
During 2024, Bolzoni acquired 60% of the equity interest of a machining business in Italy. Bolzoni maintains an option to purchase the remaining 40% of the equity interest of the machining business for a period of five years, subject to certain terms and conditions. The table below included the initial allocation of goodwill in 2024 and the completion of purchase accounting in 2025 as all goodwill was allocated to other identifiable assets.

The following table summarizes goodwill by segment as of December 31, 2025 and 2024:

	Carrying Amount of Goodwill
	Americas	EMEA	Bolzoni	Total
Balance at January 1, 2024	$1.7	$1.0	$50.6	$53.3
Acquisition	—	—	4.6	4.6
Foreign currency translation	—	—	(3.3)	(3.3)
Balance at December 31, 2024	$1.7	$1.0	$51.9	$54.6
Additions	—	—	0.4	0.4
Allocation of purchase price	—	—	(4.6)	(4.6)
Foreign currency translation	—	0.1	5.2	5.3
Balance at December 31, 2025	$1.7	$1.1	$52.9	$55.7

The Company has indefinite-lived intangible assets for the Bolzoni trademarks. Fair values used in testing for potential impairment of the trademarks are calculated by applying an estimated market value royalty rate to the forecasted revenues of the businesses that utilize those assets. The assumed cash flows from this calculation are discounted using Bolzoni’s weighted average cost of capital. The Company completed the annual testing of impairment as of May 1, 2025. The fair value of the indefinite-lived intangible assets was in excess of its carrying value and thus, no impairment existed.

The following table summarizes intangible assets, other than goodwill, recorded in the consolidated balance sheets:

December 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Balance
Intangible assets not subject to amortization
Trademarks	$17.6	$—	$17.6
Intangible assets subject to amortization
Customer and contractual relationships	38.5	(27.4)	11.1
Patents and technology	21.0	(20.3)	0.7
Trademarks	5.3	(2.4)	2.9
Total	$82.4	$(50.1)	$32.3

December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Balance
Intangible assets not subject to amortization
Trademarks	$15.7	$—	$15.7
Intangible assets subject to amortization
Customer and contractual relationships	35.8	(23.5)	12.3
Patents and technology	19.1	(16.9)	2.2
Trademarks	5.1	(2.2)	2.9
Total	$75.7	$(42.6)	$33.1

Amortization expense for intangible assets, which is recognized on a straight-line basis over the estimated useful life of the related asset, was $4.0 million and $4.3 million in 2025 and 2024, respectively. Expected annual amortization expense of other intangible assets, based upon December 31, 2025 U.S. dollar values, for the next five years is as follows: $2.0 million in 2026, $2.0 million in 2027, $1.8 million in 2028, $1.8 million in 2029 and $1.7 million in 2030. The weighted-average amortization period for intangible assets is as follows:

Intangible assets subject to amortization	Weighted-Average Useful Lives (Years)
Customer relationships	8
Patents and technology	2
Trademarks	11

NOTE 13—Current and Long-Term Financing
The following table summarizes available and outstanding borrowings:

	December 31
	2025	2024
Total outstanding borrowings:
Revolving credit agreements	$109.6	$54.2
Term loan, net	213.1	214.6
Other debt	150.7	148.5
Finance lease obligations	20.9	23.4
Total debt outstanding	$494.3	$440.7
Plus: discount on term loan and unamortized deferred financing fees	1.8	2.5
Total debt outstanding, gross	$496.1	$443.2
Current portion of borrowings outstanding	$242.4	$198.8
Long-term portion of borrowings outstanding	$251.9	$241.9
Total available borrowings, net of limitations, under revolving credit agreements	$301.7	$296.9
Unused revolving credit agreements	$192.1	$242.7
Weighted average stated interest rate on total borrowings	6.3%	7.0%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements)	5.4%	7.8%
Annual maturities of total debt, excluding finance leases, are as follows:

2026	$235.1
2027	29.7
2028	208.6
2029	—
2030	—
Thereafter	—
$473.4
Interest paid on total debt was $30.4 million, $34.5 million and $36.4 million during 2025, 2024 and 2023, respectively.
In 2025, the Company entered into an amended and restated agreement for a $300.0 million secured, floating-rate revolving credit facility (the “Facility”). The Facility consists of a domestic revolving credit facility in the initial amount of $210.0 million and a foreign revolving credit facility in the initial amount of $90.0 million. The Facility matures on June 24, 2030. The Facility replaced the Company’s previous revolving credit facility, which was set to mature on June 24, 2026.
The Facility can be increased up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders. The obligations under the Facility are generally secured by a first priority lien on working capital assets of the borrowers and guarantors in the Facility, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property. The approximate book value of assets held as collateral under the Facility was $1.1 billion as of December 31, 2025.
The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At December 31, 2025, the Company was in compliance with the covenants in the Facility.

Key terms of the Facility as of December 31, 2025 were as follows:

FACILITY
U.S. borrowing capacity	$210.0
Non-U.S. borrowing capacity	90.0
Outstanding	103.3
Availability restrictions	4.6
Availability	$192.1

Applicable margins, as defined in agreement
U.S. base rate loans	0.25% to 0.75%
SOFR, EURIBOR and non-U.S. base rate loans	1.25% to 1.75%
Applicable margins, for amounts outstanding
U.S. base rate loans	0.50%
SOFR loans	1.50%
Non-U.S. base rate loans	1.50%
Applicable interest rate, for amounts outstanding
U.S. base rate	7.25%
SOFR	5.30%
Facility fee, per annum on unused commitment	0.25%
The Company has a $225.0 million term loan (the "Term Loan"), which matures in May 2028. The Term Loan was amended in the second quarter of 2023 for the purpose of changing the benchmark interest rate for borrowings under the Term Loan from LIBOR to Term SOFR, each as defined in the Term Loan.
The Term Loan requires quarterly principal payments on the last day of each March, June, September and December, which commenced September 30, 2021, in an amount equal to $0.6 million and the final principal repayment is due in May 2028. The Company may also be required to make mandatory prepayments, in certain circumstances, as provided in the Term Loan.
The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, U.S. material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on U.S. working capital assets of the borrowers and guarantors of the Term Loan, which includes, but is not limited to cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Term Loan was $0.8 billion as of December 31, 2025.
In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. At December 31, 2025, the Company was in compliance with the covenants in the Term Loan.

Key terms of the Term Loan as of December 31, 2025 were as follows:

TERM LOAN
Outstanding	$214.9
Discounts and unamortized deferred financing fees	1.8
Net amount outstanding	$213.1
Applicable margins, as defined in agreement
U.S. base rate loans	2.50%
SOFR	3.50%
SOFR adjustment, as defined in the agreement	0.11%
SOFR floor	0.50%
Applicable interest rate, for amounts outstanding	7.33%
The Company had other debt outstanding excluding finance leases, of approximately $150.7 million and $6.3 million of revolving credit facilities at December 31, 2025. In addition to the excess availability under the Facility of $192.1 million, the Company had remaining availability of $54.3 million related to other non-U.S. revolving credit agreements.
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
As of December 31, 2025 and 2024, the Company had the following amounts recorded on the Company's Consolidated Balance Sheets:

	Location on Balance Sheet	December 31, 2025	December 31, 2024
Assets
Operating lease assets	Other non-current assets	$141.0	$96.0
Finance lease assets	Property, plant and equipment, net	31.1	32.0
Total		$172.1	$128.0

	Location on Balance Sheet	December 31, 2025	December 31, 2024
Liabilities
Current
Operating lease liabilities	Other current liabilities	19.9	15.9
Finance lease liabilities	Current maturities of long-term debt	8.1	11.2
Long-term
Operating lease liabilities	Other long-term liabilities	128.0	85.2
Finance lease liabilities	Long-term debt	12.8	12.2
Total		$168.8	$124.5
Finance lease assets are recorded net of accumulated amortization of $25.1 million and $26.5 million as of December 31, 2025 and 2024, respectively. Amortization of plant and equipment under finance leases is included in depreciation expense. Finance lease obligations of $10.6 million, $13.5 million and $11.1 million were incurred in connection with lease agreements to acquire machinery and equipment during 2025, 2024 and 2023, respectively. In addition, leases with HYGFS included in the Consolidated Balance Sheet at December 31, 2025 and 2024, include $21.9 million and $16.3 million of ROU assets and $21.9 million and $16.4 million of lease liabilities, respectively.

As of December 31, 2025, the Company had the following remaining lease term and weighted average discount rates:

	Operating Leases	Finance Leases
Weighted-average remaining lease term in years	9.40	3.50
Weighted-average discount rate	5.80%	6.03%
For the year ended December 31, 2025, the Company recorded the following amounts:

		Year Ended
	Location on Income Statement	December 31, 2025	December 31, 2024
Operating lease cost	Cost of sales	$11.0	$10.1
Operating lease cost	Selling, general and administrative expenses	23.6	20.7
Finance lease cost
Amortization of leased assets	Cost of sales	14.6	10.8
Interest on lease liabilities	Interest expense	1.8	1.6
Sublease income	Revenues	(12.2)	(11.6)
Total		$38.8	$31.6
The Company recognizes sublease income primarily related to lift trucks in which the Company records revenues over the term of the lease in accordance with the rental agreements with its customers. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of December 31, 2025 were $35.7 million.
For the year ended December 31, 2025, the Company recorded the following amounts:

	Year Ended
	December 31, 2025	December 31, 2024
Cash paid for lease liabilities
Operating cash flows from operating leases	$26.5	$22.4
Operating cash flows from finance leases	1.8	1.3
Financing cash flows from finance leases	15.7	9.6
Non-cash amounts related to right-of-use assets obtained in exchange for lease obligations
Operating	$67.9	$53.9
Finance	10.4	11.7

Annual maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases	Total
2026	$26.9	$9.4	$36.3
2027	25.5	7.4	32.9
2028	23.9	4.1	28.0
2029	18.8	1.3	20.1
2030	14.3	0.2	14.5
Thereafter	91.6	0.4	92.0
	201.0	22.8	223.8
Less: Interest	(53.1)	(1.9)	(55.0)
Net	$147.9	$20.9	$168.8
The Company leases certain office, manufacturing and warehouse facilities and machinery and equipment under noncancellable finance and operating leases that expire at various dates through 2041. Many leases include renewal and/or fair value purchase options.

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
Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

	2025	2024
Balance at January 1	$87.2	$68.1
Current year warranty expense	31.1	46.5
Change in estimate related to pre-existing warranties	(2.5)	8.1
Payments made	(43.8)	(33.9)
Foreign currency effect	1.6	(1.6)
Balance at December 31	$73.6	$87.2
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
NOTE 17—Guarantees
Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at December 31, 2025 and 2024 were $134.5 million and $219.2 million, respectively. As of December 31, 2025, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying Consolidated Financial Statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at December 31, 2025 was approximately $179.7 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of December 31, 2025, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with WF to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $31.4 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $15.8 million as of December 31, 2025. The $31.4 million is included in the $134.5 million of total amounts subject to recourse or repurchase obligations at December 31, 2025.
Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At December 31, 2025, approximately $112.1 million of the Company's total recourse or repurchase obligations of $134.5 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At December 31, 2025, loans from WF to HYGFS totaled $1.4 billion. Although the Company’s contractual guarantee was $280.8 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $112.1 million. Excluding the HYGFS receivables guaranteed by the Company, the Company’s incremental obligation as a result of this guarantee to WF is $261.5 million, which is secured by 20% of HYGFS' customer receivables and other secured assets of $344.7 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.
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
Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt financing to dealers and lease financing to both dealers and customers. HYGFS’ total purchases of Hyster® and Yale® lift trucks from dealers, and directly from the Company such that HYGFS could provide retail lease financing to customers for the years ended December 31, 2025, 2024 and 2023 were $628.9 million, $607.0 million and $527.5 million, respectively. Of these amounts, $124.2 million, $76.9 million and $78.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, were invoiced directly from the Company to HYGFS so that the customer could obtain operating lease financing from HYGFS. Amounts receivable from HYGFS were $12.0 million and $20.0 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the Company had $14.1 million and $14.9 million, respectively, of notes payable to HYGFS for advance funding of inventory that will be financed by HYGFS upon sale. The Company provides recourse for certain financing provided by HYGFS to its dealers and customers. In addition, the Company also provides a guarantee to WF for their portion of HYGFS' debt. Refer to Note 17, Guarantees, for additional details relating to the guarantees provided to WF.

In addition to providing financing to dealers, HYGFS provides operating lease financing to the Company. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain customers whereby the Company sells lift trucks to HYGFS, leases these lift trucks back under an operating lease agreement and then subleases those lift trucks to customers under an operating lease agreement. Total obligations to HYGFS under the operating lease agreements were $30.8 million and $25.1 million at December 31, 2025 and 2024, respectively. In addition, the Company provides certain subsidies to its dealers that are paid directly to HYGFS. Total subsidies were $9.5 million, $12.2 million and $9.2 million for 2025, 2024 and 2023, respectively.

The Company provides certain services to HYGFS for which it receives compensation under the terms of the joint venture agreement. The services consist primarily of administrative functions and remarketing services. Total income recorded by the Company related to these services was $6.5 million in 2025, $6.1 million in 2024 and $5.8 million in 2023.
The Company has a 50% ownership interest in Sumitomo NACCO Forklift Co., Ltd. ("SN"), a limited liability company that was formed in 1970 primarily to manufacture and distribute Sumitomo-branded lift trucks in Japan and Southeast Asia, and to manufacture Hyster and Yale branded lift trucks, related components and service parts for distribution by the Company outside of Japan. The Company purchases products from SN under agreed-upon terms. The Company’s ownership in SN is also accounted for using the equity method of accounting and is included in the JAPIC segment. The Company purchases products from SN under normal trade terms based on current market prices. During the years ended December 31, 2025, 2024 and 2023, purchases from SN were $12.0 million, $14.5 million and $23.7 million, respectively. Amounts payable to SN at December 31, 2025 and 2024 were $5.1 million and $7.7 million, respectively.
The Company recognized income of $0.4 million from SN for use of technology developed by the Company which is included in “Revenues” in the Consolidated Statements of Operations for the year ended December 31, 2023. The Company did not recognize any income from SN for use of technology developed by the Company during the years ended December 31, 2025 and 2024.
Summarized unaudited financial information for equity investments is as follows:

	2025	2024	2023
Statement of Operations
Revenues	$421.2	$424.8	$411.5
Gross profit	$158.9	$168.8	$160.6
Income from continuing operations	$46.5	$40.8	$56.7
Net income	$46.5	$40.8	$56.7
Balance Sheet
Current assets	$141.0	$143.7
Non-current assets	$1,817.1	$1,791.9
Current liabilities	$141.6	$157.7
Non-current liabilities	$1,596.7	$1,565.8
The Company's equity investments in unconsolidated affiliates are included in “Investment in Unconsolidated Affiliates” in the Consolidated Balance Sheets as follows:

	December 31, 2025	December 31, 2024
HYGFS	$28.4	$27.7
SN	28.6	26.6
Bolzoni investments	0.4	0.4

Dividends received from unconsolidated affiliates for the year ended December 31 are summarized below:

	2025	2024	2023
HYGFS	$8.0	$4.4	$10.5
The Company has an investment in a third party, OneH2, Inc. The Company's investment was $0.8 million as of both December 31, 2025 and December 31, 2024, respectively.

NOTE 19—Restructuring and Impairment Charges

Below is a reconciliation of the Company's restructuring and impairment charges recognized in 2025 and 2024. These costs are included in "Restructuring and impairment charges" in the Consolidated Statements of Operations. Refer to Note 10, Inventories and Note 11, Property, Plant and Equipment, net, for further discussion of the factors related to the impairments of inventory and long-lived assets.

December 31, 2025
2025 Program (1)
Type of charge	2025 Charges (reversals)	Reported Segment
Severance	$11.2	Americas
Severance	6.1	EMEA
Severance	1.0	JAPIC
Severance	3.2	Bolzoni
	$21.5

Nuvera Strategic Realignment (2)
Type of charge	2025 Charges (reversals)	Reported Segment
Severance	$1.0	Americas
Long-lived asset impairment	9.6	Americas
Inventory impairment	4.6	Americas
	$15.2

2024 Program (3)
Type of charge	2025 Charges (reversals)	Reported Segment
Severance	$2.4	Americas
Severance	(1.6)	EMEA
Severance	0.9	JAPIC
	$1.7
Total 2025 Charges	$38.4

(1) As a result of current economic and industry dynamics, the Company initiated a reduction in the Company's global workforce in the fourth quarter of 2025. The Company does not expect to incur significant additional charges related to this initiative.

(2) In connection with the strategic realignment of Nuvera in 2025. The Company does not expect to incur significant additional charges related to this initiative.
(3) Programs initiated to optimize the Company's manufacturing footprint. The Company expects to execute these programs over 2026 and 2027. As of December 31, 2025, these initiatives are expected to incur an additional $10 million to $12 million and $3 million to $6 million in costs in 2026 and 2027, respectively.

December 31, 2024
2024 Program (1)
Type of charge	2024 Charges	Reported Segment
Severance	$5.9	Americas
Severance	2.4	EMEA
Severance	1.6	JAPIC
Severance	2.7	Bolzoni
Long-lived asset impairment	0.6	Americas
Long-lived asset impairment	4.6	JAPIC
Long-lived asset impairment	1.6	Bolzoni
Long-lived asset impairment	2.4	JAPIC
Other	0.8	Americas
Total 2024 Charges	$22.6

(1) Programs initiated to streamline the Company's manufacturing footprint and optimize its operations.
Following is the detail of the cash charges related to severance:

	2025	2024
Beginning of period accrual	$12.2	$—
Charges	25.8	12.6
Payments	(8.9)	(0.4)
Reversals	(1.6)	—
Currency	0.1	—
Ending of period accrual	$27.6	$12.2
NOTE 20—Maximal Equity Transfer Agreement
During 2021, the Company signed an Equity Transfer Agreement ("ETA") with Y-C Hongkong Holding Co., Limited (“HK Holding Co”). In June 2022, the Company purchased 15% of the equity interest of Hyster-Yale Maximal from HK Holding Co for an aggregate purchase price of $25.2 million, which was paid in annual installments of $8.4 million beginning in June 2022 through June 2024. The Company has an option to purchase HK Holding Co's remaining 10% interest in Hyster-Yale Maximal at any time prior to June 8, 2056 for $16.8 million. If this option is exercised, the Company will own 100% of the equity interest of Hyster-Yale Maximal. As of December 31, 2025, the Company owned a 90% majority interest in Hyster-Yale Maximal.
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

NOTE 21—Subsequent Events
In February 2026, the U.S. Supreme Court ("the Court") issued a ruling holding that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") are not legally authorized. The Court only ruled on IEEPA tariffs and did not invalidate any other tariffs, nor did the Court address whether or how the U.S. government might issue refunds of IEEPA tariffs. If the U.S. government is ultimately required to issue refunds, the process likely will take many months or years. Although the ruling has been issued, its implications for trade policy and related administrative actions remain uncertain. The Company is reviewing the decision and will evaluate its potential impact, including the U.S. and foreign administrations' tariff responses, as further information becomes available. As of December 31, 2025, the Company has not recorded any impact for potential recovery of tariff-related costs as refunds are uncertain.