Form 10-Q
period 2026-03-31
HYSTER-YALE, INC.
filed 2026-05-05
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at May 1, 2026: 14,471,276
Number of shares of Class B Common Stock outstanding at May 1, 2026: 3,444,626

HYSTER-YALE, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2026	DECEMBER 31 2025
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$81.8	$123.2
Accounts receivable, net	471.2	489.6
Inventories, net	643.8	634.3
Prepaid expenses and other	108.3	99.9
Total Current Assets	1,305.1	1,347.0
Property, Plant and Equipment, Net	327.5	329.0
Intangible Assets, Net	31.0	32.3
Goodwill	54.6	55.7
Deferred Income Taxes	7.3	6.8
Investments in Unconsolidated Affiliates	51.8	58.2
Other Non-current Assets	180.8	191.6
Total Assets	$1,958.1	$2,020.6
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$399.9	$396.1
Accounts payable, affiliates	9.0	5.1
Revolving credit facilities	108.0	109.6
Short-term debt and current maturities of long-term debt	146.2	132.8
Accrued payroll	65.0	100.7
Deferred revenue	49.6	47.0
Other current liabilities	215.2	210.5
Total Current Liabilities	992.9	1,001.8
Long-term Debt	251.1	251.9
Self-insurance Liabilities	43.8	42.8
Deferred Income Taxes	8.1	8.2
Other Long-term Liabilities	211.3	223.5
Total Liabilities	1,507.2	1,528.2
Temporary Equity
Redeemable Noncontrolling Interest	16.5	16.1
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 14,454,692 shares outstanding (2025 - 14,283,983 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,445,632 shares outstanding (2025 - 3,449,811 shares outstanding)	0.1	0.1
Capital in excess of par value	347.9	354.7
Treasury stock	(3.9)	(14.4)
Retained earnings	252.2	289.1
Accumulated other comprehensive loss	(166.3)	(157.6)
Total Stockholders' Equity	430.1	472.0
Noncontrolling Interests	4.3	4.3
Total Permanent Equity	434.4	476.3
Total Liabilities and Equity	$1,958.1	$2,020.6

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2026	2025
	(In millions, except per share data)
Revenues	$795.2	$910.4
Cost of sales	670.4	732.7
Gross Profit	124.8	177.7
Operating Expenses
Selling, general and administrative expenses	151.2	156.2
Restructuring and impairment charges	1.6	0.2
Operating (Loss) Profit	(28.0)	21.3
Other (income) expense
Interest expense	7.2	7.7
Income from unconsolidated affiliates	(3.3)	(2.9)
Other, net	0.2	(0.3)
	4.1	4.5
Income (Loss) Before Income Taxes	(32.1)	16.8
Income tax expense (benefit)	(1.8)	8.1
Net Income (Loss)	(30.3)	8.7
Net loss attributable to redeemable noncontrolling interests	—	0.1
Accrued dividend to redeemable noncontrolling interests	(0.2)	(0.2)
Net Income (Loss) Attributable to Stockholders	$(30.5)	$8.6

Basic Earnings (Loss) per Share	$(1.71)	$0.49
Diluted Earnings (Loss) per Share	$(1.71)	$0.48

Dividends per Share	$0.3600	$0.3500

Basic Weighted Average Shares Outstanding	17.821	17.556
Diluted Weighted Average Shares Outstanding	17.821	17.766

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED
	MARCH 31
	2026	2025
	(In millions)
Net Income (Loss)	$(30.3)	$8.7
Other comprehensive income (loss)
Foreign currency translation adjustment	(8.1)	18.1
Current period cash flow hedging activity, net of tax	1.3	10.3
Reclassification of hedging activities into earnings, net of tax	(3.0)	4.3
Reclassification of pension into earnings, net of tax	1.1	0.8
Comprehensive Income (Loss)	$(39.0)	$42.2
Net loss attributable to redeemable noncontrolling interests	—	0.1
Accrued dividend to redeemable noncontrolling interests	(0.2)	(0.2)
Foreign currency translation adjustment attributable to noncontrolling interests	(0.2)	0.1
Comprehensive Income (Loss) Attributable to Stockholders	$(39.4)	$42.2

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2026	2025
	(In millions)
Operating Activities
Net Income (Loss)	$(30.3)	$8.7
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	11.3	11.0
Amortization of deferred financing fees	0.3	0.4
Deferred income taxes	(0.3)	1.3
Restructuring and impairment charges	1.6	0.2
Stock-based compensation	4.4	3.5
Dividends from unconsolidated affiliates	9.1	8.0
Other	(14.3)	4.0
Changes in assets and liabilities:
Accounts receivable	20.0	(8.0)
Inventories	(8.5)	(6.8)
Other current assets	(14.0)	(4.2)
Accounts payable	10.9	11.3
Other liabilities	(23.1)	(65.8)
Net cash used for operating activities	(32.9)	(36.4)
Investing Activities
Expenditures for property, plant and equipment	(9.8)	(10.6)
Proceeds from the sale of assets	0.5	0.3
Net cash used for investing activities	(9.3)	(10.3)
Financing Activities
Additions to debt	46.3	34.8
Reductions of debt	(36.5)	(42.5)
Net change to revolving credit agreements	(1.4)	44.3
Cash dividends paid	(6.4)	(6.2)
Purchase of treasury stock	(0.7)	(4.5)
Net cash provided by financing activities	1.3	25.9
Effect of exchange rate changes on cash	(0.5)	1.4
Cash and Cash Equivalents
Decrease for the period	(41.4)	(19.4)
Balance at the beginning of the period	123.2	96.6
Balance at the end of the period	$81.8	$77.2

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY AND PERMANENT EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, December 31, 2024	$14.9	$0.1	$0.1	$(13.6)	$350.9	$374.6	$(161.5)	$(12.4)	$(63.1)	$475.1	$4.1	$479.2
Stock-based compensation	—	—	—	—	3.5	—	—	—	—	3.5	—	3.5
Stock issued under stock compensation plans	—	—	—	1.2	(5.7)	—	—	—	—	(4.5)	—	(4.5)
Purchase of treasury stock	—	—	—	(4.5)	4.5	—	—	—	—	—	—	—
Net income (loss)	(0.1)	—	—	—		8.6	—	—	—	8.6	(0.1)	8.5
Cash dividends	—	—	—	—	—	(6.2)	—	—	—	(6.2)	—	(6.2)
Accrued dividends	0.2	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income	—	—	—	—	—	—	18.1	10.3	—	28.4	—	28.4
Reclassification adjustment to net income	—	—	—	—	—	—	—	4.3	0.8	5.1	—	5.1
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.2	0.2
Foreign currency translation on noncontrolling interest	0.1	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, March 31, 2025	$15.1	$0.1	$0.1	$(16.9)	$353.2	$377.0	$(143.4)	$2.2	$(62.3)	$510.0	$4.3	$514.3

Balance, December 31, 2025	$16.1	$0.1	$0.1	$(14.4)	$354.7	$289.1	$(103.5)	$3.9	$(58.0)	472.0	4.3	476.3
Stock-based compensation	—	—	—	—	4.4	—	—	—	—	4.4	—	4.4
Stock issued under stock compensation plans	—	—	—	11.2	(11.9)	—	—	—	—	(0.7)	—	(0.7)
Purchase of treasury stock	—	—	—	(0.7)	0.7	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(30.5)	—	—	—	(30.5)	—	(30.5)
Cash dividends	—	—	—	—	—	(6.4)	—	—	—	(6.4)	—	(6.4)
Accrued dividends	0.2	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income (loss)	—	—	—	—	—	—	(8.1)	1.3	—	(6.8)	—	(6.8)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	—	(3.0)	1.1	(1.9)	—	(1.9)
Foreign currency translation on noncontrolling interest	0.2	—	—	—	—	—	—	—	—	—	—	—
Balance, March 31, 2026	$16.5	$0.1	$0.1	$(3.9)	$347.9	$252.2	$(111.6)	$2.2	$(56.9)	$430.1	$4.3	$434.4

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)
Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Hyster-Yale, Inc., a Delaware corporation, and the accounts of Hyster-Yale's wholly owned domestic and international subsidiaries and majority-owned joint ventures (collectively, "Hyster-Yale" or the "Company"). All intercompany accounts and transactions among the consolidated companies are eliminated in consolidation. The Company operates through its wholly owned operating subsidiaries, Hyster-Yale Materials Handling, Inc. ("HYMH") and Bolzoni S.p.A. ("Bolzoni Group" or "Bolzoni"),

Through HYMH, the Company designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments, parts, fleet management services, technology and energy solutions marketed globally, primarily under the Hyster®, Yale® and Nuvera® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured and assembled in the United States ("U.S."), Northern Ireland, China, the Netherlands, Mexico, the Philippines, Brazil, Japan, Italy and Vietnam.

The Company owns a 90% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"), a manufacturer of low-intensity and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets.

Bolzoni Group manufactures precision-engineered lift truck attachments, forks, masts and lift tables designed for handling delicate and specialized loads. These solutions are marketed under the Bolzoni®, Auramo® and Meyer® brand names and the Silver Line product portfolio. Bolzoni Group also produces components for lift truck manufacturers. Bolzoni products are manufactured in Italy, the U.S., China, Germany, Finland and Brazil. Through the design, production and distribution of a wide range of attachments, Bolzoni Group has a strong presence in the lift-truck attachments market and industrial material handling.

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2026 and the results of its operations and changes in equity for the three months ended March 31, 2026 and 2025, and the results of its cash flows for the three months ended March 31, 2026 and 2025 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

The accompanying unaudited condensed consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information or notes required by GAAP for complete financial statements.

Note 2—Recently Issued Accounting Standards

Adopted Accounting Pronouncements
During the first quarter of 2026, the Company did not adopt any accounting standard updates ("ASU").

Recent Accounting Pronouncements
The following table provides a brief description of ASUs not yet adopted:

Standard	Description	Required Date of Adoption	Effect on the financial statements or other significant matters
ASU 2024-03— Disaggregation of Income Statement Expenses	The guidance requires disaggregated disclosures of income statement expenses.	Annual periods after December 15, 2026	The Company is currently evaluating the guidance and the effect on its related disclosures.
ASU 2025-09— Derivatives and Hedging	The guidance expands the use of hedge accounting to more closely align with the economics of an entity's risk management activities.	Interim and annual periods after December 15, 2026	The Company is currently evaluating the guidance and the effect on its related disclosures.
ASU 2025-06— Intangibles — Goodwill and other — Internal use software	The guidance amends certain aspects of the accounting for and disclosure of software costs.	Interim and annual periods after December 15, 2027	The Company is currently evaluating the guidance and the effect on its related disclosures.
ASU 2025-11— Interim Reporting	The guidance provides additional guidance on interim disclosure reporting requirements and creates a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity.	Interim periods after December 15, 2027	The Company is currently evaluating the guidance and the effect on its related disclosures.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the three months ended March 31, 2026 and 2025.

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

The following table disaggregates revenue by category:

	THREE MONTHS ENDED
	MARCH 31, 2026
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Eliminations	Total
Dealer sales	$225.3	$92.8	$27.8	$—	$—	$345.9
Direct customer sales	139.0	0.9	—	—	—	139.9
Service and parts sales	182.8	26.3	7.3	—	—	216.4
Other	31.3	6.0	0.2	82.9	(27.4)	93.0
Total Revenues	$578.4	$126.0	$35.3	$82.9	$(27.4)	$795.2

	THREE MONTHS ENDED
	MARCH 31, 2025
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Eliminations	Total
Dealer sales	$288.2	$86.0	$41.4	$—	$—	$415.6
Direct customer sales	173.5	1.4	—	—	—	174.9
Service and parts sales	196.4	26.0	5.4	—	—	227.8
Other	40.8	4.8	0.5	80.3	(34.3)	92.1
Total Revenues	$698.9	$118.2	$47.3	$80.3	$(34.3)	$910.4

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

Deferred Revenue
Balance, December 31, 2025	$65.6
Customer deposits and billings	16.8
Revenue recognized	(12.3)
Foreign currency effect	(0.1)
Balance, March 31, 2026	$70.0

Note 4—Business Segments

The Company defines reportable and operating segments on the same basis used to evaluate performance internally by the chief operating decision maker ("CODM"), which the Company has determined is the Chief Executive Officer. The Company uses operating profit (loss) to evaluate segment profitability. The CODM uses operating profit (loss) to allocate resources predominately in the annual forecasting process and as the measure of segment profit or loss. The CODM considers forecast-to-actual variances on a monthly basis when assessing segment performance and making decisions about allocating resources to the segments. The Company has four segments, which include three in the lift truck business, as well as Bolzoni.

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

During the second quarter of 2025, the Company announced a strategic business realignment of Nuvera Fuel Cells, LLC ("Nuvera") designed both to increase near-term profits and to create an integrated energy solutions program in the Americas operating segment, which is part of the HYMH business. Nuvera was merged into HYMH in the second quarter of 2025. As a result, the Company revised its operating segments to reflect changes in the way the CODM manages and evaluates the business. These changes did not impact the Company's unaudited condensed consolidated financial statements, but did impact its reportable segments. The historical and current results of the former Nuvera segment are now presented within the Americas operating segment.

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED
	MARCH 31
	2026	2025
Revenues from external customers
Americas	$578.4	$698.9
EMEA	126.0	118.2
JAPIC	35.3	47.3
Lift truck business	739.7	864.4
Bolzoni	82.9	80.3
Eliminations	(27.4)	(34.3)
Total	$795.2	$910.4
Cost of Sales
Americas	$484.7	$556.4
EMEA	117.4	105.3
JAPIC	33.3	43.9
Lift truck business	635.4	705.6
Bolzoni	62.4	61.8
Eliminations	(27.4)	(34.7)
Total	$670.4	$732.7

	THREE MONTHS ENDED
	MARCH 31
	2026	2025
Gross profit
Americas	$93.7	$142.5
EMEA	8.6	12.9
JAPIC	2.0	3.4
Lift truck business	104.3	158.8
Bolzoni	20.5	18.5
Eliminations	—	0.4
Total	$124.8	$177.7
Selling, general and administrative expenses
Americas	$93.8	$99.3
EMEA	27.7	29.1
JAPIC	9.1	9.9
Lift truck business	130.6	138.3
Bolzoni	20.6	17.9
Total	$151.2	$156.2
Adjustments(a)
Americas	$1.6	$0.7
EMEA	—	(1.3)
JAPIC	—	0.8
Lift truck business	1.6	0.2
Bolzoni	—	—
Eliminations	—	—
Total	$1.6	$0.2

Operating profit (loss)
Americas	$(1.7)	$42.5
EMEA	(19.1)	(14.9)
JAPIC	(7.1)	(7.3)
Lift truck business	(27.9)	20.3
Bolzoni	(0.1)	0.6
Eliminations	—	0.4
Total	$(28.0)	$21.3
Interest expense
Americas	$6.8	$7.2
EMEA	0.2	0.1
JAPIC	0.2	0.3
Eliminations	(0.4)	(0.2)
Lift truck business	6.8	7.4
Bolzoni	0.6	0.5
Eliminations	(0.2)	(0.2)
Total	$7.2	$7.7

	THREE MONTHS ENDED
	MARCH 31
	2026	2025
Depreciation and amortization
Americas	$4.3	$4.1
EMEA	2.2	2.1
JAPIC	1.6	1.7
Lift truck business	8.1	7.9
Bolzoni	3.2	3.1
Total	$11.3	$11.0
Capital expenditures
Americas	$(6.0)	$(6.1)
EMEA	(2.3)	(1.1)
JAPIC	(0.4)	(1.2)
Lift truck business	(8.7)	(8.4)
Bolzoni	(1.1)	(2.2)
Total	$(9.8)	$(10.6)
(a) Consists of restructuring charges (reversals) recognized during the three months ended March 31, 2026 and 2025 related to programs initiated in 2024. See Note 14, Restructuring and Impairment Charges, of the Company's unaudited condensed consolidated financial statements for further discussion.

	MARCH 31 2026	DECEMBER 31 2025
Total assets
Americas	$1,593.1	$1,619.7
EMEA	650.0	668.7
JAPIC	261.5	263.2
Eliminations	(676.5)	(667.6)
Lift truck business	1,828.1	1,884.0
Bolzoni	326.0	325.3
Eliminations	(196.0)	(188.7)
Total	1,958.1	$2,020.6
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

The following table summarizes income tax expense (benefit) as follows:

	THREE MONTHS ENDED
	MARCH 31
	2026	2025
Income (loss) before income taxes	$(32.1)	$16.8
Income tax expense (benefit)	$(1.8)	$8.1
Reported income tax rate	5.6%	48.2%
During the first three months of 2026, the Company's reported income tax rate differed from the U.S. federal statutory tax rate primarily as a result of recording additional valuation allowances and an interim adjustment from pre-tax losses for which no tax benefit was recognized.

During the first three months of 2025, the Company’s reported income tax rate differed from the U.S. federal statutory rate primarily as a result of recording additional valuation allowances attributable to the capitalization of research and development expenses under U.S. tax rules in effect at that time.

Note 6—Reclassifications from OCI

The following table summarizes reclassifications out of Accumulated Other Comprehensive Income ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

OCI Components	Amount Reclassified from OCI		Affected Line Item
	THREE MONTHS ENDED
	MARCH 31
	2026	2025
Gain (loss) on cash flow hedges:
Interest rate contracts	$1.1	$1.3	Interest expense
Foreign exchange contracts	1.9	(5.5)	Cost of sales
Total before tax	3.0	(4.2)	Income before income taxes
Tax (expense) benefit	—	(0.1)	Income tax expense
Net of tax	$3.0	$(4.3)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(1.1)	$(0.8)	Other, net
Total before tax	(1.1)	(0.8)	Income before income taxes
Tax (expense) benefit	—	—	Income tax expense
Net of tax	$(1.1)	$(0.8)	Net income
Total reclassifications for the period	$1.9	$(5.1)

Note 7—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding finance leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At March 31, 2026, the carrying value and fair value of revolving credit agreements and long-term debt, excluding finance leases, was $484.4 million and $479.8 million, respectively. At December 31, 2025, the carrying value and fair value of revolving credit agreements and long-term debt, excluding finance leases, was $473.4 million and $469.1 million, respectively.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $0.7 billion and $0.6 billion at March 31, 2026 and December 31, 2025, respectively, primarily denominated in euros, U.S. dollars, Japanese yen, Chinese renminbi, British pounds, Swedish kroner, Mexican pesos and Australian dollars. The fair value of these contracts approximated a net liability of $5.8 million and a net asset of $1.8 million at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026 and December 31, 2025, there was no material ineffectiveness of forward foreign currency exchange contracts that qualify for hedge accounting. Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2026, $1.1 million of the amount of net deferred gain included in OCI at March 31, 2026 is expected to be reclassified as income into the unaudited condensed consolidated statements of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at March 31, 2026 and December 31, 2025:

Notional Amount		Average Fixed Rate
MARCH 31,	DECEMBER 31	MARCH 31,	DECEMBER 31
2026	2025	2026	2025	Term at March 31, 2026
$180.0	$180.0	1.65%	1.65%	Extending to May 2027
$19.4	20.7	2.21%	2.20%	Extending to July 2030

The fair value of all interest rate swap agreements was a net asset of $4.2 million and $3.8 million at March 31, 2026 and December 31, 2025, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2026, $4.2 million of the amount included in OCI as net deferred gain is expected to be reclassified as income in the unaudited condensed consolidated statements of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	MARCH 31, 2026	DECEMBER 31, 2025	Balance Sheet Location	MARCH 31, 2026	DECEMBER 31, 2025
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$3.7	$2.8	Prepaid expenses and other	$—	$—
Long-term	Other non-current assets	0.5	1.0	Other non-current assets	—	—

Foreign currency exchange contracts
Current	Prepaid expenses and other	7.0	9.9	Prepaid expenses and other	4.7	6.6
	Other current liabilities	1.4	0.1	Other current liabilities	2.8	1.1
Long-term	Other non-current assets	0.8	0.7	Other non-current assets	0.1	—
	Other long-term liabilities	0.6	0.9	Other long-term liabilities	2.7	3.4
Total derivatives designated as hedging instruments		$14.0	$15.4		$10.3	$11.1
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.1	1.4	Prepaid expenses and other	0.8	0.9
	Other current liabilities	1.3	2.0	Other current liabilities	5.9	1.2
Total derivatives not designated as hedging instruments		$1.4	$3.4		$6.7	$2.1
Total derivatives		$15.4	$18.8		$17.0	$13.2

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of March 31, 2026				Derivative Liabilities as of March 31, 2026
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$4.2	$—	$4.2	$4.2	$—	$—	$—	$—
Foreign currency exchange contracts	2.3	(2.3)	—	—	8.1	(2.3)	5.8	5.8
Total derivatives	$6.5	$(2.3)	$4.2	$4.2	$8.1	$(2.3)	$5.8	$5.8

	Derivative Assets as of December 31, 2025				Derivative Liabilities as of December 31, 2025
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$3.8	$—	$3.8	$3.8	$—	$—	$—	$—
Foreign currency exchange contracts	4.5	(2.7)	1.8	1.8	2.7	(2.7)	—	—
Total derivatives	$8.3	$(2.7)	$5.6	$5.6	$2.7	$(2.7)	$—	$—

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS ENDED			THREE MONTHS ENDED
	MARCH 31,			MARCH 31,
Derivatives Designated as Hedging Instruments	2026	2025		2026	2025
Cash Flow Hedges
Interest rate swap agreements	$1.0	$(1.0)	Interest expense	$1.1	$1.3
Foreign currency exchange contracts	0.4	11.5	Cost of sales	1.9	(5.5)
Total	$1.4	$10.5		$3.0	$(4.2)

Derivatives Not Designated as Hedging Instruments			Location of Gain or (Loss) Recognized in Income on Derivative	2026	2025
Cash Flow Hedges
Foreign currency exchange contracts			Cost of sales	$(3.7)	$1.1
Total				$(3.7)	$1.1

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

The Company presents the components of net periodic pension expense (benefit), other than service cost, in other (income) expense in the unaudited condensed consolidated statements of operations for its pension plans. Service cost for the Company's pension plan is reported in operating profit. The components of pension expense (benefit) are set forth below:

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025
U.S. Pension
Interest cost	$0.5	$0.6
Expected return on plan assets	(0.4)	(0.6)
Amortization of actuarial loss	0.4	0.4
Net periodic pension expense	$0.5	$0.4
Non-U.S. Pension
Interest cost	1.5	1.4
Expected return on plan assets	(1.7)	(1.2)
Amortization of actuarial loss	0.7	0.4
Net periodic pension expense (benefit)	$0.5	$0.6

Note 9—Inventories

Inventories are summarized as follows:

	MARCH 31, 2026	DECEMBER 31, 2025
Finished goods and service parts	$373.4	$358.8
Work in process	29.5	31.1
Raw materials	353.9	375.0
Total manufactured inventories	756.8	764.9
LIFO reserve	(113.0)	(130.6)
Total inventory	$643.8	$634.3
Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At March 31, 2026 and December 31, 2025, 49% and 50%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, for the lift truck business in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2026
Balance at December 31, 2025	$73.6
Current year warranty expense	11.2
Change in estimate related to pre-existing warranties	0.1
Payments made	(9.1)
Foreign currency effect	(0.2)
Balance at March 31, 2026	$75.6

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
In February 2026, the U.S. Supreme Court (the "Court") issued a ruling holding that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") are not legally authorized. The Court only ruled on IEEPA tariffs and did not invalidate any other tariffs. In April 2026, the U.S. Customs and Border Protection agency issued procedures for IEEPA-related refunds. As of March 31, 2026, the Company has not recorded any impact for potential recovery of tariff-related costs as the amounts and timing of refunds are uncertain.

Note 12—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at March 31, 2026 and December 31, 2025 were $129.7 million and $134.5 million, respectively. As of March 31, 2026, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at March 31, 2026 was approximately $172.5 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of March 31, 2026, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with Wells Fargo Financial Leasing, Inc. ("WF") to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $31.3 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $16.2 million as of March 31, 2026. The $31.3 million is included in the $129.7 million of total amounts subject to recourse or repurchase obligations at March 31, 2026.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At March 31, 2026, approximately $110.8 million of the Company's total recourse or repurchase obligations of $129.7 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At March 31, 2026, loans from WF to HYGFS totaled $1.5 billion. Although the Company’s contractual guarantee was $290.8 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $110.8 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $271.6 million, which is secured by the Company's 20% share of HYGFS' customer receivables and other secured assets of $349.4 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

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

The Company's equity investments in unconsolidated affiliates recorded on the unaudited condensed consolidated balance sheets are as follows:

	March 31, 2026	December 31, 2025
HYGFS	$21.4	$28.4
SN	29.1	28.6
Bolzoni investments	0.5	0.4

Dividends received from unconsolidated affiliates are summarized below:

	THREE MONTHS ENDED
	MARCH 31
	2026	2025
HYGFS	$9.1	$8.0

Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2026	2025
Revenues	$112.7	$106.1
Gross profit	40.6	39.6
Income from continuing operations, net of tax	12.9	8.7
Net income	12.9	8.7

The Company has a debt investment in a third party, OneH2, Inc. The Company's investment was $0.8 million as of March 31, 2026 and December 31, 2025, respectively.

Note 14—Restructuring and Impairment Charges

In connection with the restructuring program initiated in 2024 to optimize the Company's manufacturing footprint, the Company recognized $1.6 million of other-related costs and $0.2 million for employee-severance and other-related costs during the three months ended March 31, 2026 and 2025, respectively. These costs are included in "Restructuring and impairment charges" in the unaudited condensed consolidated statements of operations. The Company expects to execute this 2024 program through 2026 and 2027 and expects to incur an additional $10 million to $12 million through the end of 2026, and between $3 million to $6 million in 2027.
Following is the detail of the cash payments made under the Company's restructuring programs(a) related to severance:

Severance
Balance, January 1, 2026	$27.6
Payments	(9.3)
Balance, March 31, 2026	$18.3
a) Consists of restructuring programs initiated in 2025 and 2024 as part of the Company's global workforce reduction, strategic realignment of Nuvera and manufacturing footprint optimization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in Millions, Except Per Share Data)
Hyster-Yale, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating companies, Hyster-Yale Materials Handling, Inc. ("HYMH") and Bolzoni S.p.A. ("Bolzoni Group" or "Bolzoni"), is a globally integrated company offering a full line of high-quality, application-tailored lift trucks and solutions aimed at meeting the specific materials handling needs of its customers. The Company's solutions include attachments, parts, fleet management services, technology and energy solutions.

Through HYMH, the Company designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments, parts, fleet management services, technology and energy solutions marketed globally, primarily under the Hyster®, Yale® and Nuvera® brand names, mainly to independent Hyster® and Yale® retail dealerships. The Company's distribution network consisted of approximately 260 independent dealers as of March 31, 2026. The materials handling business historically has been cyclical because the order rate for lift trucks fluctuates depending on the economic activity level in the various industries and countries its customers serve. Lift trucks and component parts are manufactured and assembled in the United States ("U.S."), Northern Ireland, China, the Netherlands, Mexico, the Philippines, Brazil, Japan, Italy and Vietnam.

The Company owns a 90% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"), a manufacturer of low-intensity and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets.

Bolzoni Group manufactures precision-engineered lift truck attachments, forks, masts and lift tables designed for handling delicate and specialized loads. These solutions are marketed under the Bolzoni®, Auramo® and Meyer® brand names and the Silver Line product portfolio. Bolzoni Group also produces components for lift truck manufacturers. Bolzoni products are manufactured in Italy, the U.S., China, Germany, Finland and Brazil. Through the design, production and distribution of a wide range of attachments, Bolzoni Group has a strong presence in the lift-truck attachments market and industrial material handling.

During the second quarter of 2025, the Company announced a strategic business realignment of Nuvera Fuel Cells, LLC ("Nuvera") designed both to increase near-term profits and to create an integrated energy solutions program in the Americas segment, which is part of the HYMH business. Nuvera was merged into HYMH in the second quarter of 2025. As a result, the Company revised its operating segments to reflect changes in the way the chief operating decision maker manages and evaluates the business. These changes did not impact the Company's condensed consolidated financial statements, but did impact its reportable segments. The historical and current results of the former Nuvera segment are now presented within the Americas operating segment. Refer to Note 4, Business Segments to the unaudited condensed consolidated financial statements for additional information on the Company's reportable segments. Comparative prior period amounts have been recast to reflect the segment change.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of Critical Accounting Policies and Estimates as disclosed on pages 18 through 19 in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Critical Accounting Policies and Estimates have not materially changed since December 31, 2025.

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)
	MARCH 31,
	2026	2025	% Change
Revenues
Americas	$578.4	$698.9	(17.2)%
EMEA	126.0	118.2	6.6%
JAPIC	35.3	47.3	(25.4)%
Lift truck business	739.7	864.4	(14.4)%
Bolzoni Group	82.9	80.3	3.2%
Eliminations	(27.4)	(34.3)	(20.1)%
	$795.2	$910.4	(12.7)%
Gross profit
Americas	$93.7	$142.5	(34.2)%
EMEA	8.6	12.9	(33.3)%
JAPIC	2.0	3.4	(41.2)%
Lift truck business	104.3	158.8	(34.3)%
Bolzoni Group	20.5	18.5	10.8%
Eliminations	—	0.4	n.m.
	$124.8	$177.7	(29.8)%
Selling, general and administrative expenses
Americas	$93.8	$99.3	5.5%
EMEA	27.7	29.1	4.8%
JAPIC	9.1	9.9	8.1%
Lift truck business	130.6	138.3	5.6%
Bolzoni Group	20.6	17.9	(15.1)%
	$151.2	$156.2	3.2%
Restructuring and impairment charges (reversals)
Americas	$1.6	$0.7	(128.6)%
EMEA	—	(1.3)	n.m.
JAPIC	—	0.8	n.m.
Lift truck business	1.6	0.2	(700.0)%
Bolzoni Group	—	—	n.m.
Eliminations	—	—	n.m.
	$1.6	$0.2	(700.0)%
Operating profit (loss)
Americas	$(1.7)	$42.5	(104.0)%
EMEA	(19.1)	(14.9)	(28.2)%
JAPIC	(7.1)	(7.3)	2.7%
Lift truck business	(27.9)	20.3	(237.4)%
Bolzoni Group	(0.1)	0.6	(116.7)%
Eliminations	—	0.4	n.m.
	$(28.0)	$21.3	(231.5)%
n.m. - not meaningful

	THREE MONTHS ENDED		Favorable / (Unfavorable)
	MARCH 31,
	2026	2025	% Change
Interest expense	$7.2	$7.7	6.5%
Other income	$(3.1)	$(3.2)	(3.1)%
Net income (loss) attributable to stockholders	$(30.5)	$8.6	(454.7)%
Diluted earnings (loss) per share	$(1.71)	$0.48	(456.3)%
Reported income tax rate	5.6%	48.2%
The following is the detail of the approximate sales value of the Company's lift truck unit bookings dollar value and lift truck backlog dollar value. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit. As of March 31, 2026, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED
	MARCH 31
	2026	2025
Bookings, approximate sales value	$580	$590
Backlog, approximate sales value	$1,410	$1,910
First Quarter of 2026 Compared with First Quarter of 2025

The following table identifies the components of change in revenues for the first quarter of 2026 compared with the first quarter of 2025:

	Revenues
		Lift Truck
	HY	Americas	EMEA	JAPIC
2025	$910.4	$698.9	$118.2	$47.3
Increase (decrease) in 2026 from:
Lift Truck
Unit volume and product mix	(130.4)	(113.3)	(2.9)	(14.2)
Price	14.7	15.6	(0.8)	(0.1)
Parts	(8.8)	(7.3)	(3.1)	1.6
Foreign currency	15.9	1.0	14.0	0.9
Other	(16.1)	(16.5)	0.6	(0.2)
Bolzoni revenues	2.6	—	—	—
Eliminations	6.9	—	—	—
2026	$795.2	$578.4	$126.0	$35.3

Revenues decreased 12.7% to $795.2 million in the first quarter of 2026 from $910.4 million in the first quarter of 2025. The decrease in Lift Truck revenues was primarily due to a shift in the mix of sales to lighter-duty, lower-priced models, primarily in the Americas and EMEA. This shift reflects the ongoing market demand for lighter-duty, lower-priced trucks which has led to reduced shipment volumes of the traditional, higher-priced models across all Lift Truck segments. In addition, the Company believes macroeconomic challenges, including ongoing economic uncertainty and cautious customer spending, further reduced potential revenues in the first quarter of 2026. The decline in Lift Truck revenues was partially offset by favorable currency movements and favorable pricing, mainly in the Americas, in the first quarter of 2026.

Bolzoni Group's revenues increased in the first quarter of 2026 compared with the first quarter of 2025, primarily due to favorable foreign currency movements which more than offset a shift in sales to lower-priced products and lower unit volume.

The following table identifies the components of change in operating profit (loss) for the first quarter of 2026 compared with the first quarter of 2025:

	Operating Profit (Loss)
		Lift Truck
	HY	Americas	EMEA	JAPIC
2025	$21.3	$42.5	$(14.9)	$(7.3)
Increase (decrease) in 2026 from:
Lift truck gross profit	(54.9)	(48.8)	(4.3)	(1.4)
Lift truck selling, general and administrative expenses	7.7	5.5	1.4	0.8
Restructuring and impairment charges	(1.4)	(0.9)	(1.3)	0.8
Bolzoni operations	(0.7)	—	—	—
2026	$(28.0)	$(1.7)	$(19.1)	$(7.1)

The Company recognized an operating loss of $28.0 million in the first quarter of 2026 compared to operating profit of $21.3 million in the first quarter of 2025. The decrease in Lift Truck operating profit was primarily due to the unfavorable impact of tariff costs of approximately $30 million in the Americas, lower parts volume in EMEA, and the shift in sales to lower-duty units, partially offset by the Company’s pricing actions in the Americas and the favorable impact of higher capitalized material costs. In addition, selling, general and administrative expenses were lower in all of the Lift Truck segments primarily related to reduced employee-related costs from lower headcount and lower incentive compensation estimates.

Bolzoni recognized an operating loss of $0.1 million in the first quarter of 2026 compared with operating profit of $0.6 million in the first quarter of 2025, primarily due to increased employee-related costs included in higher selling, general and administrative expenses.

The Company recognized a net loss attributable to stockholders of $30.5 million in the first quarter of 2026 compared with net income attributable to stockholders of $8.6 million in the first quarter of 2025. The decline was primarily the result of lower operating profit. The Company reported an income tax benefit of $1.8 million in the first quarter of 2026. See Note 5, Income Taxes, to the unaudited condensed consolidated financial statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31, 2026 compared to the same period in the prior year:

	2026	2025	Change
Operating activities:
Net Income (loss)	$(30.3)	$8.7	$(39.0)
Depreciation and amortization	11.3	11.0	0.3
Stock-based compensation	4.4	3.5	0.9
Restructuring and impairment charges	1.6	0.2	1.4
Dividends from unconsolidated affiliates	9.1	8.0	1.1
Other operating activities	(14.3)	5.7	(20.0)
Changes in assets and liabilities
Accounts receivable	20.0	(8.0)	28.0
Inventories	(8.5)	(6.8)	(1.7)
Other current assets	(14.0)	(4.2)	(9.8)
Accounts payable and other liabilities	(12.2)	(54.5)	42.3
Net cash used for operating activities	(32.9)	(36.4)	3.5
Investing activities:
Expenditures for property, plant and equipment	(9.8)	(10.6)	0.8
Proceeds from the sale of assets	0.5	0.3	0.2
Net cash used for investing activities	(9.3)	(10.3)	1.0
Cash flow before financing activities	$(42.2)	$(46.7)	$4.5

Net cash used for operating activities decreased $3.5 million in the first three months of 2026 compared with the first three months of 2025, primarily due to the lower use of cash in other liabilities primarily due to reduced employee-related payments, including incentive compensation, in the first three months of 2026. In addition, accounts receivable decreased primarily from lower revenue volume. These amounts were partially offset by the change in net income (loss) and other operating activities.

The change in net cash used for investing activities during the first three months of 2026 compared with the first three months of 2025 was mainly due to lower capital expenditures.

	2026	2025	Change
Financing activities:
Net increase of long-term debt and revolving credit agreements	$8.4	$36.6	$(28.2)
Cash dividends paid	(6.4)	(6.2)	(0.2)
Purchase of treasury stock	(0.7)	(4.5)	3.8
Net cash provided by financing activities	$1.3	$25.9	$(24.6)

The change in net cash provided by financing activities was primarily due to a smaller increase in net borrowings under the Company's revolving credit facilities during the first three months of 2026 compared to the first three months of 2025.

Financing Activities

The Company has a $300.0 million secured, floating-rate revolving credit facility (the “Facility”) that expires in June 2030.

The Facility consists of a domestic revolving credit facility in the initial amount of $210.0 million and a foreign revolving credit facility in the initial amount of $90.0 million. The Facility can be increased to up to $400.0 million over the term of the Facility in minimum increments of $10.0 million, subject to approval by the lenders.

The obligations under the Facility are generally secured by a first priority lien on working capital assets of the borrowers and guarantors in the Facility, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property. The approximate book value of assets held as collateral under the Facility was $1.0 billion as of March 31, 2026.
The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At March 31, 2026, the Company was in compliance with the covenants in the Facility.

Key terms of the Facility as of March 31, 2026 were as follows:

FACILITY
U.S. borrowing capacity	$210.0
Non-U.S. borrowing capacity	90.0
Less: outstanding amount	98.9
Less: availability restrictions	4.5
Availability	$196.6

FACILITY
Applicable margins, as defined in agreement
U.S. base rate loans	0.25% to 0.75%
Term SOFR, EURIBOR and non-U.S. base rate loans	1.25% to 1.75%
Applicable margins, for amounts outstanding
U.S. base rate loans	0.50%
Term SOFR loans	1.50%
Non-U.S. base rate loans	1.50%
Applicable interest rate, for amounts outstanding
U.S. base rate	7.25%
Term SOFR	5.17%
Facility fee, per annum on unused commitment	0.25%
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

The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on U.S. working capital assets of the borrowers and guarantors of the Facility, which includes, but is not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Term Loan was $0.7 billion as of March 31, 2026.

In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. At March 31, 2026, the Company was in compliance with the covenants in the Term Loan.

Key terms of the Term Loan as of March 31, 2026 were as follows:

TERM LOAN
Outstanding	$215.0
Less: discounts and unamortized deferred financing fees	2.3
Net amount outstanding	$212.7
Applicable margins, as defined in agreement
U.S. base rate loans	2.50%
SOFR	3.50%
SOFR adjustment, as defined in agreement	0.11%
SOFR floor	0.50%
Applicable interest rate, for amounts outstanding	7.28%
The Company had other debt outstanding, excluding finance leases, of approximately $172.8 million at March 31, 2026. In addition to the excess availability under the Facility of $196.6 million, the Company had remaining availability of $50.5 million related to other non-U.S. revolving credit agreements at March 31, 2026.

The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and the foreseeable future thereafter.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2025, there have been no significant changes in the total amount of the Company's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on page 25 in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Three Months Ended March 31, 2026	Planned for Remainder of 2026	Planned 2026 Total	Actual 2025
Lift truck business	$8.7	$ 36-46	$ 45-55	$54.3
Bolzoni	1.1	9-14	10-15	8.2
	$9.8	$ 45-60	$ 55-70	$62.5
Planned expenditures for the remainder of 2026 are primarily for improvements at manufacturing locations and manufacturing equipment, product development and improvements to information technology infrastructure. Management will closely monitor market conditions and may adjust investments levels and timing as market visibility improves. The primary sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	MARCH 31, 2026	DECEMBER 31, 2025	Change
Cash and cash equivalents	$81.8	$123.2	$(41.4)
Other net tangible assets	788.8	775.5	13.3
Intangible assets	31.0	32.3	(1.3)
Goodwill	54.6	55.7	(1.1)
Net assets	956.2	986.7	(30.5)
Total debt	(505.3)	(494.3)	(11.0)
Total temporary and permanent equity	$450.9	$492.4	$(41.5)
Debt to total capitalization	53%	50%	3%
OUTLOOK

The Company expects 2026 to represent a year of sequential improvement, with the first half having lower shipment volumes, additional Section 232 tariffs, and broader macroeconomic pressures, followed by improvement in the second half driven by stronger bookings, adequate backlogs, and ongoing cost actions.

The Company’s 2026 outlook has been updated to reflect the introduction of additional Section 232 tariffs and the ongoing Iran conflict, which has contributed to higher material prices, supply chain disruptions, and increased uncertainty, affecting margins, product availability, and demand. As a result, expectations originally communicated for 2026 have been reduced. Key tariff‑related assumptions underlying the outlook include:
•U.S. tariff policies in effect as of April 2026 serve as the baseline;
•continued application of Section 232 tariffs on steel, aluminum, copper, and certain derivative products, now including             recent changes that expand tariff coverage and apply duties to the full customs value of covered products;
•continued application of Section 301 tariffs on Chinese‑origin goods, including lift truck components, with current product‑specific exclusions scheduled to expire in November 2026;
•the temporary global import surcharge imposed under Section 122 of the Trade Act of 1974, which replaced tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”), is assumed to remain in effect through its statutory expiration in July 2026;
•no assumed benefit from potential tariff‑related recoveries due to uncertainty around timing and amount;
•no additional new tariffs or material escalation of existing tariff rates beyond current statutory authorities;
•demand forecasts based on bookings trends, backlog levels, and available market data; and
•the successful execution of the Company’s tariff mitigation and cost management initiatives.

Tariffs are expected to remain a material headwind throughout 2026. While mitigation actions, including pricing initiatives, sourcing adjustments, and product‑cost reductions, are expected to partially offset higher tariff‑related costs, the Company does not expect to fully recover these impacts. Tariff expenses are expected to increase in Q2 2026 before mitigation benefits, which are expected to become more meaningful in the second half of the year.

Operational Initiatives and Cost‑Reduction Programs
During the first quarter, the Company maintained a strong focus on operational efficiency, continuing to align its production footprint and organizational structure with market demand. Efforts to improve competitiveness and profitability remain central, supported by Nuvera's strategic realignment, restructuring initiatives, and long-term manufacturing optimization projects.

Nuvera’s strategic realignment, completed in 2025, delivered $15 million in cost savings for 2025 and enabled the redeployment of resources toward higher-growth areas.

In Q4 2025, the Company launched a restructuring program targeting annualized cost reductions of $40–$45 million beginning in 2026. By the end of Q1 2026, the Company began to see cost savings from this initiative, as reflected in the quarterly results. These actions are expected to help address ongoing market pressures and position the Company for future growth as a leaner, more agile organization.

Manufacturing footprint optimization projects, initiated in late 2024, are progressing as expected. The Company expects additional costs of $10–$12 million in 2026 and $3–$6 million in 2027. While initial benefits in 2026 are projected to be minimal due to lower production volumes during the transition, the Company anticipates significant improvements beginning in 2027, with annualized income and cash benefits of $30–$40 million expected in 2028 once these programs are fully implemented.

Overall, the Company’s comprehensive cost-reduction strategy balances immediate actions with longer-term initiatives, driving operational efficiency and organizational agility while maintaining investments in key strategic programs. As a result, the Company is positioned to achieve substantial savings, support sustainable growth, and enhance financial resilience.

Projected cost savings are stated prior to expected increases in operating expenses, which are anticipated to be in line with inflation.
•Restructuring program: Targeting $40–$45 million in annualized cost reductions expected in 2026. The Company has begun to see these cost reductions in its Q1 2026 results.
•Manufacturing footprint optimization: Expected savings of $20–$30 million in 2027, fully implemented by 2028 with expected annualized benefits of $30–$40 million.

Lift Truck Business
Since Q1 2025, the global lift truck industry has expanded across all major geographic regions, with the most notable growth occurring in the JAPIC market. Despite this industry-wide expansion, the Company’s performance has been lower than the overall market, in both dealer and retail sales. However, the Company has seen encouraging momentum in North America, particularly with increased bookings of Class 5 trucks.

The Company expects bookings to strengthen significantly in the second half of 2026 compared to the first half of 2026; with a significant impact coming from the full availability and market understanding of the Company's new value and standard product offerings.

The introduction of additional Section 232 tariffs and the ongoing Iran conflict have prompted the Company to revise its projections. Tariffs and the Iran conflict have contributed to increased material prices, supply chain disruptions, and heightened uncertainty, all of which have affected margin, product availability, and overall demand. As a result, second half financial results appear lower than the Company expected in Q4 2025.

Booking trends at the start of 2026 have been encouraging. Q1 2026 bookings surpassed Q4 2025, with Americas showing steady improvement and EMEA delivering strong gains, supported by increased quoting and higher conversion rates from quotes to orders. Looking ahead, the Company expects demand for bookings to gradually increase as customer confidence returns and replacement-driven activity increases due to aging fleets and greater maintenance needs.

Backlog began to build in Q1 2026, due to an improvement in bookings after the Q3 2025 cycle low. Although shipments and bookings in Q1 2026 did not reach initial targets and backlog remains at or below the typical three- to four-month range, this recovery is helping position the Company for increased production rates starting in Q3 2026.

While bookings and backlog have not yet returned to anticipated levels, the positive momentum in Q1 2026 strengthens the Company's confidence in the ongoing recovery. The Company will continue to monitor market dynamics and adjust its outlook as customer sentiment and broader economic conditions require.

Order activity typically has an impact on revenue with a lag due to the timing between bookings, production, and shipments. In the first quarter, bookings exceeded orders, allowing backlog to grow. Management anticipates Q2 2026 shipments will be the low point of the current cycle, with improved bookings leading to a gradual rebuild of backlog to target levels. Q3 2026 is expected to bring the first significant improvement in shipments compared to 2025, and higher volumes are anticipated in the second half of the year. The Company believes this should support a more normalized operating cadence and greater manufacturing efficiency.

Margins are expected to improve compared to Q1 2026 as market conditions stabilize and the product mix begins to shift and prices begin to recover unanticipated tariff costs to some degree. However, margins are not anticipated to return to the elevated levels experienced during the post-COVID pandemic high backlog period in 2023 and 2024. The ongoing demand for lighter-duty, lower-priced models, often aggressively priced by foreign competitors, especially in South America and Europe, continues to have an impact on overall product mix and margin performance. The Company has expanded its offerings to better serve these segments, and we are beginning to see market acceptance, with early introductions of newer models proving successful. This initial traction positions the Company well for continued gains as broader market adoption increases. Over time, the Company’s modular and scalable product portfolio is expected to continue to strengthen competitiveness and support margin recovery as volumes normalize, though not to the peak levels seen in the post-COVID period.

Tariff costs on steel, Chinese‑origin components, and other imports are expected to increase compared to Q1 2026 levels with the additional Section 232 tariffs. The Company is actively evaluating additional mitigation actions, however tariffs are expected to continue to affect both the Company’s cost structure and customer purchasing behavior. The Company expects a significant increase in tariff expenses in Q2 2026 for which mitigation actions, including pricing, sourcing initiatives, and product‑cost reductions implemented by the Company, will not yet be in place. However, the second half of the year is expected to improve significantly, although the Company does not expect to fully offset all tariff‑related costs.

Ongoing operational and cost‑reduction initiatives are expected to generate year‑over‑year improvements in fixed manufacturing and operating expenses. Combined with gradually improving shipment volumes, these actions are expected to support improved manufacturing effectiveness and a meaningful improvement in second half operating profit in 2026, despite a lower‑margin product mix. The Company remains focused on disciplined execution, proactive cost management, and aligning its product portfolio with evolving market demand to strengthen its competitive position.

Bolzoni Group
Bolzoni Group is projected to achieve modest improvements in profitability in 2026. Although revenues may decline slightly due to the planned phase-out of certain legacy components previously supplied to the Lift Truck business, the Company’s ongoing shift toward higher-margin attachment products and improved plant utilization are expected to drive margin expansion. Management remains focused on optimizing the product mix and reinforcing operational discipline throughout its global facilities.

In Q2 2026, Bolzoni Group anticipates a slight uptick in revenue and a more pronounced increase in operating profit compared to Q1 2026. This improvement is primarily attributed to the strong performance of higher-margin attachment products, as certain product introductions and advanced technology attachments gain traction in the market. As Bolzoni Group advances its transition to a more profitable product mix, management expects Q2 2026 to mark a meaningful step forward in both revenue quality and overall profitability.

Consolidated
On a consolidated basis, the Company expects to deliver a modest full-year operating profit for 2026. While the first half of the year is anticipated to be a significant loss position, driven by lower shipment volumes resulting from reduced bookings and backlog in 2025, as well as the impact of additional Section 232 tariffs, the Iran conflict, other macroeconomic pressures, and a low quarter tax rate the Company believes that Q2 2026 will represent its financial low point. As the Company moves into the second half of 2026, strengthened booking activity, a recovering backlog and pricing adjustments are expected to fuel revenue growth. In addition, higher-margin growth initiatives, ongoing cost-reduction efforts, and operational efficiency improvements are expected to drive a meaningful rebound in operating profit. Management expects positive developments in the second‑half of the year to more than offset first half losses, resulting in a modest full-year operating profit and a higher full-year tax rate with improved full‑year financial performance compared to 2025.

The Company remains focused on liquidity management by optimizing working capital and maintaining strict control over capital and operating expenses. In the first half of 2026, cash flow is expected to reflect increased usage due to higher tariffs and expenses tied to ramping up production; however, these impacts are expected to partially offset by improved cash generation from inventory optimization in 2026. Working capital efficiency is expected to improve due to closer alignment of production and inventory with current market conditions as the Company moves to higher production. The Company anticipates meaningful operating cash flow in the second half of 2026, largely driven by a return to profitability and continued cost optimization. Net income is expected to support positive cash flow in the latter half of the year. Overall, cash flow from operations for full-year 2026 is projected to be moderately below 2025 levels.

While investment in modular development and critical capital equipment, including information technology, remains central to the Company’s ongoing transformation, the Company is prepared to adjust or defer certain projects if necessary. This disciplined approach is expected to help the Company maintain liquidity to support a strong recovery in the second half of the year. Capital expenditures for 2026 are projected to range from $55–$70 million, with spending carefully monitored and adjusted in line with production levels and market conditions. As the Company generates cash in the future, the Company expects to apply our capital allocation framework by reducing leverage, pursuing strategic investments that support profitable growth, and delivering strong long-term returns to shareholders.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) delays in delivery and other supply chain disruptions, or increases in costs as a result of inflation or otherwise, including materials, critical components and transportation costs and shortages, the effects of tariffs on raw materials or sourced products, and labor, or changes in or unavailability of quality suppliers or transporters, including the impacts of the foregoing risks on the Company's liquidity, (2) impacts resulting from increased trade barriers and restrictions on international trade, including as a result of previously announced, and potentially new, changes to U.S. trade policy and tariffs as well as retaliatory or other tariffs imposed by other countries where the Company does business, (3) the Company's ability to recover previously paid IEEPA tariffs, (4) delays in manufacturing and delivery schedules, (5) reduction in demand for lift trucks, attachments and related parts and service on a global basis, including any cyclical reduction in demand in the lift truck industry, (6) customer acceptance of pricing, (7) customer acceptance of, changes in the costs of, or delays in the development of new products, (8) the ability of Hyster-Yale and its dealers, suppliers and end-users to access credit, or obtain financing at reasonable rates, or at all, as a result of interest rate volatility and current economic and market conditions, including inflation, (9) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, including the Uyghur Forced Labor Prevention Act (the “UFLPA”) which could impact Hyster-Yale's imports from China, as well as armed conflicts, including the Iran conflict, the Russia/Ukraine conflict, the Israel and Gaza conflict and/or the conflict in the Red Sea, and their regional effects, (10) exchange rate fluctuations, interest rate volatility and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (11) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives and restructuring programs, (12) the successful commercialization of products and technology related to the energy solutions program, (13) political and economic uncertainties in the countries where the Company does business, as well as the effects of any withdrawals from such countries, (14) bankruptcy of or loss of major dealers, retail customers or suppliers, (15) introduction of new products by, more favorable product pricing offered by or shorter lead times available through competitors, (16) product liability or other litigation, warranty claims or returns of products, (17) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (18) the ability to attract, retain, and replace workforce and administrative employees, (19) disruptions resulting from natural disasters, public health crises, political crises or other catastrophic events, and (20) the ability to protect the Company’s information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network breaches.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 30 and 31 and F-25 through F-28 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of the Company's derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2025.
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

Changes in internal control over financial reporting: During the first quarter of 2026, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1    Legal Proceedings
None
Item 1A Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 in the section entitled “Risk Factors.”

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
Month #1 (January 1, 2026 - January 31, 2026)	—	$—	—	$44,239,122
Month #2 (February 1, 2026 - February 28, 2026)	—	$—	—	$44,239,122
Month #3 (March 1, 2026 - March 31, 2026)	—	$—	—	$44,239,122
Total	—	$—	—	$44,239,122
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
Item 3    Defaults Upon Senior Securities
None
Item 4    Mine Safety Disclosures
    Not applicable
Item 5    Other Information
None of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended March 31, 2026.
Item 6    Exhibits
The following exhibits are filed or furnished, as applicable, as part of this report:

Exhibit
Number*	Description of Exhibits

10.1**	Hyster-Yale, Inc. and Subsidiaries Director Fee Policy (Amended Effective as of January 1, 2026)
31(i)	Certification of Rajiv K. Prasad. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32***	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Rajiv K. Prasad
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL and contained in Exhibit 101
* Numbered in accordance with Item 601 of Regulation S-K.
** Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this Quarterly
Report on Form 10-Q.
*** Furnished.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale, Inc.

Date:	May 5, 2026	/s/ Dena R. McKee
Dena R. McKee
Vice President, Controller and Chief Accounting Officer (principal accounting officer)