Form 10-Q
period 2026-06-30
HYSTER-YALE, INC.
filed 2026-08-04
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at July 31, 2026: 14,488,232
Number of shares of Class B Common Stock outstanding at July 31, 2026: 3,442,155

HYSTER-YALE, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2026	DECEMBER 31 2025
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$72.6	$123.2
Accounts receivable, net	484.8	489.6
Inventories, net	627.5	634.3
Prepaid expenses and other	91.9	99.9
Total Current Assets	1,276.8	1,347.0
Property, Plant and Equipment, Net	326.8	329.0
Intangible Assets, Net	30.3	32.3
Goodwill	55.5	55.7
Deferred Income Taxes	3.5	6.8
Investments in Unconsolidated Affiliates	53.2	58.2
Other Non-current Assets	182.1	191.6
Total Assets	$1,928.2	$2,020.6
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$414.3	$396.1
Accounts payable, affiliates	9.1	5.1
Revolving credit facilities	98.6	109.6
Short-term debt and current maturities of long-term debt	142.2	132.8
Accrued payroll	69.1	100.7
Deferred revenue	49.0	47.0
Other current liabilities	217.3	210.5
Total Current Liabilities	999.6	1,001.8
Long-term Debt	259.2	251.9
Self-insurance Liabilities	43.5	42.8
Deferred Income Taxes	7.7	8.2
Other Long-term Liabilities	208.2	223.5
Total Liabilities	1,518.2	1,528.2
Temporary Equity
Redeemable Noncontrolling Interest	16.1	16.1
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 14,473,532 shares outstanding (2025 - 14,283,983 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,442,370 shares outstanding (2025 - 3,449,811 shares outstanding)	0.1	0.1
Capital in excess of par value	348.4	354.7
Treasury stock	(3.0)	(14.4)
Retained earnings	214.0	289.1
Accumulated other comprehensive loss	(169.6)	(157.6)
Total Stockholders' Equity	390.0	472.0
Noncontrolling Interests	3.9	4.3
Total Permanent Equity	393.9	476.3
Total Liabilities and Equity	$1,928.2	$2,020.6

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2026	2025	2026	2025
	(In millions, except per share data)
Revenues	$812.9	$956.6	$1,608.1	$1,867.0
Cost of sales	685.3	788.4	1,355.7	1,521.1
Gross Profit	127.6	168.2	252.4	345.9
Operating Expenses
Selling, general and administrative expenses	144.3	161.0	295.5	317.2
Restructuring and impairment charges	1.7	15.7	3.3	15.9
Operating Profit (Loss)	(18.4)	(8.5)	(46.4)	12.8
Other (income) expense
Interest expense	7.8	7.9	15.0	15.6
Income from unconsolidated affiliates	(2.7)	(2.7)	(6.0)	(5.6)
Other, net	(0.3)	(0.5)	(0.1)	(0.8)
	4.8	4.7	8.9	9.2
Income (Loss) Before Income Taxes	(23.2)	(13.2)	(55.3)	3.6
Income tax expense	8.1	0.2	6.3	8.3
Net Loss	(31.3)	(13.4)	(61.6)	(4.7)
Net (Income) Loss attributable to noncontrolling interests	0.1	(0.2)	0.1	(0.2)
Net (Income) Loss attributable to redeemable noncontrolling interests	(0.1)	—	(0.1)	0.1
Accrued dividend to redeemable noncontrolling interests	(0.3)	(0.3)	(0.5)	(0.5)
Net Loss Attributable to Stockholders	$(31.6)	$(13.9)	$(62.1)	$(5.3)

Basic Loss per Share	$(1.76)	$(0.79)	$(3.48)	$(0.30)
Diluted Loss per Share	$(1.76)	$(0.79)	$(3.48)	$(0.30)

Dividends per Share	$0.3650	$0.3600	$0.7250	$0.7100

Basic Weighted Average Shares Outstanding	17.912	17.705	17.862	17.621
Diluted Weighted Average Shares Outstanding	17.912	17.705	17.862	17.621

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2026	2025	2026	2025
	(In millions)
Net Loss	$(31.3)	$(13.4)	$(61.6)	$(4.7)
Other comprehensive income (loss)
Foreign currency translation adjustment	(2.7)	38.6	(10.8)	56.7
Current period cash flow hedging activity, net of tax	0.7	13.0	2.0	23.3
Reclassification of hedging activities into earnings, net of tax	(2.3)	(0.2)	(5.3)	4.1
Reclassification of pension into earnings, net of tax	1.0	0.9	2.1	1.7
Comprehensive Income (Loss)	$(34.6)	$38.9	$(73.6)	$81.1
Net (Income) Loss attributable to noncontrolling interests	0.1	(0.2)	0.1	(0.2)
Net (Income) Loss attributable to redeemable noncontrolling interests	(0.1)	—	(0.1)	0.1
Accrued dividend to redeemable noncontrolling interests	(0.3)	(0.3)	(0.5)	(0.5)
Foreign currency translation adjustment attributable to noncontrolling interests	(0.2)	—	(0.4)	(0.2)
Comprehensive Income (Loss) Attributable to Stockholders	$(35.1)	$38.4	$(74.5)	$80.3

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2026	2025
	(In millions)
Operating Activities
Net Loss	$(61.6)	$(4.7)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	22.2	22.8
Amortization of deferred financing fees	0.6	0.8
Deferred income taxes	3.4	1.1
Restructuring and impairment charges	3.3	15.9
Stock-based compensation	5.8	6.2
Dividends from unconsolidated affiliates	9.1	8.0
Other	(25.9)	8.2
Changes in assets and liabilities:
Accounts receivable	14.5	7.2
Inventories	7.3	11.6
Other current assets	(5.6)	1.8
Accounts payable	23.1	(7.8)
Other liabilities	(12.4)	(78.6)
Net cash used for operating activities	(16.2)	(7.5)
Investing Activities
Expenditures for property, plant and equipment	(24.5)	(24.4)
Proceeds from the sale of assets	1.0	1.4
Business acquisition, net of cash acquired	—	(2.6)
Net cash used for investing activities	(23.5)	(25.6)
Financing Activities
Additions to debt	94.6	61.8
Reductions of debt	(79.1)	(80.9)
Net change to revolving credit agreements	(10.5)	39.2
Cash dividends paid	(13.0)	(12.6)
Cash dividends paid to noncontrolling interest	(1.3)	(1.3)
Purchase of treasury stock	(0.7)	(4.4)
Financing fees paid	—	(2.1)
Net cash used for financing activities	(10.0)	(0.3)
Effect of exchange rate changes on cash	(0.9)	3.7
Cash and Cash Equivalents
Decrease for the period	(50.6)	(29.7)
Balance at the beginning of the period	123.2	96.6
Balance at the end of the period	$72.6	$66.9

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY AND PERMANENT EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, March 31, 2025	$15.1	$0.1	$0.1	$(16.9)	$353.2	$377.0	$(143.4)	$2.2	$(62.3)	$510.0	$4.3	$514.3
Stock-based compensation	—	—	—	—	2.7	—	—	—	—	2.7	—	2.7
Stock issued under stock compensation plans	—	—	—	0.7	(0.7)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(13.9)	—	—	—	(13.9)	0.3	(13.6)
Cash dividends	(0.9)	—	—	—	—	(6.4)	—	—	—	(6.4)	(0.4)	(6.8)
Accrued dividends	0.3	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income	—	—	—	—	—	—	38.6	13.0	—	51.6	—	51.6
Reclassification adjustment to net income	—	—	—	—	—	—	—	(0.2)	0.9	0.7	—	0.7
Balance, June 30, 2025	$14.5	$0.1	$0.1	$(16.2)	$355.2	$356.7	$(104.8)	$15.0	$(61.4)	$544.7	$4.2	$548.9

Balance, March 31, 2026	$16.5	$0.1	$0.1	$(3.9)	$347.9	$252.2	$(111.6)	$2.2	$(56.9)	$430.1	$4.3	$434.4
Stock-based compensation	—	—	—	—	1.4	—	—	—	—	1.4	—	1.4
Stock issued under stock compensation plans	—	—	—	0.9	(0.9)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	0.1	—	—	—	—	(31.6)	—	—	—	(31.6)	(0.1)	(31.7)
Cash dividends	(0.9)	—	—	—	—	(6.6)	—	—	—	(6.6)	(0.4)	(7.0)
Accrued dividends	0.3	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income (loss)	—	—	—	—	—	—	(2.7)	0.7	—	(2.0)	—	(2.0)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	—	(2.3)	1.0	(1.3)	—	(1.3)
Foreign currency translation on noncontrolling interest	0.1	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, June 30, 2026	$16.1	$0.1	$0.1	$(3.0)	$348.4	$214.0	$(114.3)	$0.6	$(55.9)	$390.0	$3.9	$393.9

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY AND PERMANENT EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, December 31, 2024	$14.9	$0.1	$0.1	$(13.6)	$350.9	$374.6	$(161.5)	$(12.4)	$(63.1)	$475.1	$4.1	$479.2
Stock-based compensation	—	—	—	—	6.2	—	—	—	—	6.2	—	6.2
Stock issued under stock compensation plans	—	—	—	1.9	(6.4)	—	—	—	—	(4.5)	—	(4.5)
Purchase of treasury stock	—	—	—	(4.5)	4.5	—	—	—	—	—	—	—
Net income	(0.1)	—	—	—	—	(5.3)	—	—	—	(5.3)	0.2	(5.1)
Cash dividends	(0.9)	—	—	—	—	(12.6)	—	—	—	(12.6)	(0.4)	(13.0)
Accrued dividends	0.5	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive loss	—	—	—	—	—	—	56.7	23.3	—	80.0	—	80.0
Reclassification adjustment to net income	—	—	—	—	—	—	—	4.1	1.7	5.8	—	5.8
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.2	0.2
Foreign currency translation on noncontrolling interest	0.1	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, June 30, 2025	$14.5	$0.1	$0.1	$(16.2)	$355.2	$356.7	$(104.8)	$15.0	$(61.4)	$544.7	$4.2	$548.9

Balance, December 31, 2025	$16.1	$0.1	$0.1	$(14.4)	$354.7	$289.1	$(103.5)	$3.9	$(58.0)	$472.0	$4.3	$476.3
Stock-based compensation	—	—	—	—	5.8	—	—	—	—	5.8	—	5.8
Stock issued under stock compensation plans	—	—	—	12.1	(12.8)	—	—	—	—	(0.7)	—	(0.7)
Purchase of treasury stock	—	—	—	(0.7)	0.7	—	—	—	—	—	—	—
Net income (loss)	0.1	—	—	—	—	(62.1)	—	—	—	(62.1)	(0.1)	(62.2)
Cash dividends	(0.9)	—	—	—	—	(13.0)	—	—	—	(13.0)	(0.4)	(13.4)
Accrued dividends	0.5	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income	—	—	—	—	—	—	(10.8)	2.0	—	(8.8)	—	(8.8)
Reclassification adjustment to net income	—	—	—	—	—	—	—	(5.3)	2.1	(3.2)	—	(3.2)
Foreign currency translation on noncontrolling interest	0.3	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, June 30, 2026	$16.1	$0.1	$0.1	$(3.0)	$348.4	$214.0	$(114.3)	$0.6	$(55.9)	$390.0	$3.9	$393.9
See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)
Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Hyster-Yale, Inc., a Delaware corporation, and the accounts of Hyster-Yale's wholly owned domestic and international subsidiaries and majority-owned joint ventures (collectively, "Hyster-Yale" or the "Company"). All intercompany accounts and transactions among the consolidated companies are eliminated in consolidation. The Company operates through its wholly owned operating subsidiaries, Hyster-Yale Materials Handling, Inc. ("HYMH") and Bolzoni S.p.A. ("Bolzoni Group" or "Bolzoni").

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

Bolzoni Group manufactures precision-engineered lift truck attachments, forks, masts and lift tables designed for handling delicate and specialized loads. These solutions are marketed under the Bolzoni®, Auramo® and Meyer® brand names and the Silver Line product portfolio. Bolzoni Group also produces components for lift truck manufacturers. Bolzoni products are manufactured in Italy, the U.S., China, Germany, Finland and Brazil. Through the design, production and distribution of a wide range of attachments, Bolzoni Group has a strong presence in the lift-truck attachments market and the industrial material handling market.

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2026 and the results of its operations and changes in equity for the three and six months ended June 30, 2026 and 2025, and the results of its cash flows for the six months ended June 30, 2026 and 2025 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

The accompanying unaudited condensed consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information or notes required by GAAP for complete financial statements.

Note 2—Recently Issued Accounting Standards

Adopted Accounting Pronouncements
During the second quarter of 2026, the Company did not adopt any accounting standard updates ("ASU").

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

Note 3—Revenue

Revenue is recognized when obligations under the terms of a contract with the customer are satisfied, which occurs when control of the trucks, parts or services are transferred to the customer. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. The satisfaction of performance obligations under the terms of a revenue contract generally gives rise to the right to payment from the customer. The Company's standard payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers. Taxes collected from customers are excluded from revenue. The estimated costs of product warranties are recognized as expense when the products are sold. See Note 10, Product Warranties, for further information on product warranties.

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the three and six months ended June 30, 2026 and 2025.

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

The following table disaggregates revenue by category:

	THREE MONTHS ENDED
	JUNE 30, 2026
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Eliminations	Total
Dealer sales	$234.6	$86.7	$33.7	$—	$—	$355.0
Direct customer sales	153.1	0.5	—	—	—	153.6
Service and parts sales	182.8	24.2	7.2	—	—	214.2
Other	25.7	6.8	0.2	81.9	(24.5)	90.1
Total Revenues	$596.2	$118.2	$41.1	$81.9	$(24.5)	$812.9

	THREE MONTHS ENDED
	JUNE 30, 2025
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Eliminations	Total
Dealer sales	$301.7	$117.3	$41.5	$—	$—	$460.5
Direct customer sales	178.4	0.4	—	—	—	178.8
Service and parts sales	190.0	24.4	6.6	—	—	221.0
Other	37.4	6.2	0.3	90.6	(38.2)	96.3
Total Revenues	$707.5	$148.3	$48.4	$90.6	$(38.2)	$956.6

	SIX MONTHS ENDED
	JUNE 30, 2026
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Eliminations	Total
Dealer sales	$459.9	$179.5	$61.5	$—	$—	$700.9
Direct customer sales	292.1	1.4	—	—	—	293.5
Service and parts sales	365.6	50.5	14.5	—	—	430.6
Other	57.0	12.8	0.4	164.8	(51.9)	183.1
Total Revenues	$1,174.6	$244.2	$76.4	$164.8	$(51.9)	$1,608.1

	SIX MONTHS ENDED
	JUNE 30, 2025
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Eliminations	Total
Dealer sales	$589.9	$203.3	$82.9	$—	$—	$876.1
Direct customer sales	351.9	1.8	—	—	—	353.7
Service and parts sales	386.4	50.4	12.0	—	—	448.8
Other	78.2	11.0	0.8	170.9	(72.5)	188.4
Total Revenues	$1,406.4	$266.5	$95.7	$170.9	$(72.5)	$1,867.0

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

Deferred Revenue
Balance, December 31, 2025	$65.6
Customer deposits and billings	34.7
Revenue recognized	(27.6)
Foreign currency effect	(0.3)
Balance, June 30, 2026	$72.4

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

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2026	2025	2026	2025
Revenues from external customers
Americas	$596.2	$707.5	$1,174.6	$1,406.4
EMEA	118.2	148.3	244.2	266.5
JAPIC	41.1	48.4	76.4	95.7
Lift truck business	755.5	904.2	1,495.2	1,768.6
Bolzoni	81.9	90.6	164.8	170.9
Eliminations	(24.5)	(38.2)	(51.9)	(72.5)
Total	$812.9	$956.6	$1,608.1	$1,867.0
Cost of Sales
Americas	$504.5	$577.6	$989.2	$1,134.0
EMEA	107.9	133.5	225.3	238.8
JAPIC	37.6	46.3	70.9	90.2
Lift truck business	650.0	757.4	1,285.4	1,463.0
Bolzoni	59.9	69.2	122.3	131.0
Eliminations	(24.6)	(38.2)	(52.0)	(72.9)
Total	$685.3	$788.4	$1,355.7	$1,521.1
Gross profit
Americas	$91.7	$129.9	$185.4	$272.4
EMEA	10.3	14.8	18.9	27.7
JAPIC	3.5	2.1	5.5	5.5
Lift truck business	105.5	146.8	209.8	305.6
Bolzoni	22.0	21.4	42.5	39.9
Eliminations	0.1	—	0.1	0.4
Total	$127.6	$168.2	$252.4	$345.9
Selling, general and administrative expenses
Americas	$86.4	$102.3	$180.2	$201.6
EMEA	28.7	30.1	56.4	59.2
JAPIC	9.2	9.6	18.3	19.5
Lift truck business	124.3	142.0	254.9	280.3
Bolzoni	20.0	19.0	40.6	36.9
Total	$144.3	$161.0	$295.5	$317.2
Adjustments(a)
Americas	$1.7	$15.9	$3.3	$16.6
EMEA	—	(0.3)	—	(1.6)
JAPIC	—	0.1	—	0.9
Lift truck business	1.7	15.7	3.3	15.9
Bolzoni	—	—	—	—
Eliminations	—	—	—	—
Total	$1.7	$15.7	$3.3	$15.9

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2026	2025	2026	2025
Operating profit (loss)
Americas	$3.6	$11.7	$1.9	$54.2
EMEA	(18.4)	(15.0)	(37.5)	(29.9)
JAPIC	(5.7)	(7.6)	(12.8)	(14.9)
Lift truck business	(20.5)	(10.9)	(48.4)	9.4
Bolzoni	2.0	2.4	1.9	3.0
Eliminations	0.1	—	0.1	0.4
Total	$(18.4)	$(8.5)	$(46.4)	$12.8
Interest expense
Americas	$7.4	$7.3	$14.2	$14.5
EMEA	0.2	0.3	0.4	0.4
JAPIC	0.3	0.3	0.5	0.6
Eliminations	(0.6)	(0.2)	(1.0)	(0.4)
Lift truck business	7.3	7.7	14.1	15.1
Bolzoni	0.7	0.6	1.3	1.1
Eliminations	(0.2)	(0.4)	(0.4)	(0.6)
Total	$7.8	$7.9	$15.0	$15.6
Depreciation and amortization
Americas	$4.5	$5.0	$8.8	$9.1
EMEA	2.0	2.2	4.2	4.3
JAPIC	1.8	1.6	3.4	3.3
Lift truck business	8.3	8.8	16.4	16.7
Bolzoni	2.6	3.0	5.8	6.1
Total	$10.9	$11.8	$22.2	$22.8
Capital expenditures
Americas	$(10.3)	$(8.3)	$(16.3)	$(14.4)
EMEA	(0.9)	(3.3)	(3.2)	(4.4)
JAPIC	(1.1)	(1.1)	(1.5)	(2.3)
Lift truck business	(12.3)	(12.7)	(21.0)	(21.1)
Bolzoni	(2.4)	(1.1)	(3.5)	(3.3)
Total	$(14.7)	$(13.8)	$(24.5)	$(24.4)
(a) Consists of restructuring charges (reversals) recognized during the three and six months ended June 30, 2026 and 2025 related to programs initiated in 2025 and 2024 and the strategic realignment of Nuvera in 2025. See Note 14, Restructuring and Impairment Charges, of the Company's unaudited condensed consolidated financial statements for further discussion.

	JUNE 30 2026	DECEMBER 31 2025
Total assets
Americas	$1,557.7	$1,619.7
EMEA	630.0	668.7
JAPIC	270.2	263.2
Eliminations	(675.1)	(667.6)
Lift truck business	1,782.8	1,884.0
Bolzoni	326.7	325.3
Eliminations	(181.3)	(188.7)
Total	$1,928.2	$2,020.6

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
The following table summarizes income tax expense as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2026	2025	2026	2025
Income (loss) before income taxes	$(23.2)	$(13.2)	$(55.3)	$3.6
Income tax expense	$8.1	$0.2	$6.3	$8.3
In 2026, the Company's reported income tax expense differed from the amount that would result from applying the U.S. federal statutory tax rate, primarily due to an interim adjustment for pre-tax losses for which no income tax benefit was recognized as a result of its valuation allowance positions.
During the second quarter of 2026, the Company recognized a discrete tax charge of $3.4 million, related to the establishment of a full valuation allowance against the beginning-of-the-year balance of Brazilian deferred tax assets. Based on a review of recent operating results, cumulative losses, and a declining forecast, management concluded that the evidence no longer supports a more-likely-than-not standard that these deferred tax assets will be realized.
In 2025, the Company’s reported income tax expense differed from the amount that would result from applying the U.S. federal statutory rate, primarily due to recording additional valuation allowances attributable to the capitalization of research and development expenses under U.S. tax rules in effect at that time. The reported income tax expense was further impacted by an interim adjustment from pre-tax losses for which no tax benefit was recognized.

Note 6—Reclassifications from OCI

The following table summarizes reclassifications out of Accumulated Other Comprehensive Income ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

OCI Components	Amount Reclassified from OCI				Affected Line Item
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2026	2025	2026	2025
Gain (loss) on cash flow hedges:
Interest rate swap contracts	$1.0	$1.4	$2.1	$2.7	Interest expense
Foreign currency exchange contracts	1.3	(1.1)	3.2	(6.6)	Cost of sales
Total before tax	2.3	0.3	5.3	(3.9)	Income before income taxes
Tax expense	—	(0.1)	—	(0.2)	Income tax expense
Net of tax	$2.3	$0.2	$5.3	$(4.1)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(1.0)	$(0.9)	$(2.1)	$(1.7)	Other, net
Total before tax	(1.0)	(0.9)	(2.1)	(1.7)	Income before income taxes
Tax (expense) benefit	—	—	—	—	Income tax expense
Net of tax	$(1.0)	$(0.9)	$(2.1)	$(1.7)	Net income
Total reclassifications for the period	$1.3	$(0.7)	$3.2	$(5.8)

Note 7—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding finance leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At June 30, 2026, the carrying value and fair value of revolving credit agreements and long-term debt, excluding finance leases, was $480.3 million and $472.3 million, respectively. At December 31, 2025, the carrying value and fair value of revolving credit agreements and long-term debt, excluding finance leases, was $473.4 million and $469.1 million, respectively.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $0.6 billion at both June 30, 2026 and December 31, 2025, primarily denominated in euros, U.S. dollars, Japanese yen, Chinese renminbi, British pounds, Swedish kroner, Mexican pesos and Australian dollars. The fair value of these contracts approximated a net liability of $7.0 million and a net asset of $1.8 million at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026 and December 31, 2025, there was no material ineffectiveness of forward foreign currency exchange contracts that qualify for hedge accounting. Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2026, $0.2 million of the amount of net deferred loss included in OCI at June 30, 2026 is expected to be reclassified as income into the unaudited condensed consolidated statements of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at June 30, 2026 and December 31, 2025:

Notional Amount		Average Fixed Rate
JUNE 30,	DECEMBER 31	JUNE 30,	DECEMBER 31
2026	2025	2026	2025	Term at June 30, 2026
$180.0	$180.0	1.65%	1.65%	Extending to May 2027
$34.9	20.7	2.49%	2.20%	Extending to April 2031

The fair value of all interest rate swap agreements was a net asset of $3.8 million at both June 30, 2026 and December 31, 2025. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2026, $4.2 million of the amount included in OCI as net deferred gain is expected to be reclassified as income in the unaudited condensed consolidated statements of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	JUNE 30, 2026	DECEMBER 31, 2025	Balance Sheet Location	JUNE 30, 2026	DECEMBER 31, 2025
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$3.7	$2.8	Prepaid expenses and other	$—	$—
Long-term	Other non-current assets	0.1	1.0	Other non-current assets	—	—

Foreign currency exchange contracts
Current	Prepaid expenses and other	2.7	9.9	Prepaid expenses and other	0.4	6.6
	Other current liabilities	5.3	0.1	Other current liabilities	7.9	1.1
Long-term	Other non-current assets	0.6	0.7	Other non-current assets	—	—
	Other long-term liabilities	0.8	0.9	Other long-term liabilities	2.5	3.4
Total derivatives designated as hedging instruments		$13.2	$15.4		$10.8	$11.1
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.1	1.4	Prepaid expenses and other	0.8	0.9
	Other current liabilities	1.4	2.0	Other current liabilities	6.4	1.2
Total derivatives not designated as hedging instruments		$1.5	$3.4		$7.2	$2.1
Total derivatives		$14.7	$18.8		$18.0	$13.2

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of June 30, 2026				Derivative Liabilities as of June 30, 2026
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$3.8	$—	$3.8	$3.8	$—	$—	$—	$—
Foreign currency exchange contracts	2.2	(2.2)	—	—	9.3	(2.2)	7.1	7.1
Total derivatives	$6.0	$(2.2)	$3.8	$3.8	$9.3	$(2.2)	$7.1	$7.1

	Derivative Assets as of December 31, 2025				Derivative Liabilities as of December 31, 2025
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$3.8	$—	$3.8	$3.8	$—	$—	$—	$—
Foreign currency exchange contracts	4.5	(2.7)	1.8	1.8	2.7	(2.7)	—	—
Total derivatives	$8.3	$(2.7)	$5.6	$5.6	$2.7	$(2.7)	$—	$—

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS ENDED		SIX MONTHS ENDED			THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,					JUNE 30,
Derivatives Designated as Hedging Instruments	2026	2025	2026	2025		2026	2025	2026	2025
Cash Flow Hedges
Interest rate swap agreements	$0.2	$(0.3)	$1.2	$(1.3)	Interest expense	$1.0	$1.4	$2.1	$2.7
Foreign currency exchange contracts	0.4	12.7	0.9	24.2	Cost of sales	1.3	(1.1)	3.2	(6.6)
Total	$0.6	$12.4	$2.1	$22.9		$2.3	$0.3	$5.3	$(3.9)

Derivatives Not Designated as Hedging Instruments					Location of Gain or (Loss) Recognized in Income on Derivative	2026	2025	2026	2025
Cash Flow Hedges
Foreign currency exchange contracts					Cost of sales	$(3.5)	$5.8	$(7.2)	$6.9
Total						$(3.5)	$5.8	$(7.2)	$6.9

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

The Company presents the components of net periodic pension expense (benefit), other than service cost, in other (income) expense in the unaudited condensed consolidated statements of operations for its pension plans. Service cost for the Company's pension plan is reported in operating profit. The components of pension expense (benefit) are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,
	2026	2025	2026	2025
U.S. Pension
Interest cost	$0.4	$0.5	$0.9	$1.1
Expected return on plan assets	(0.4)	(0.5)	(0.8)	(1.1)
Amortization of actuarial loss	0.4	0.5	0.8	0.9
Net periodic pension expense	$0.4	$0.5	$0.9	$0.9
Non-U.S. Pension
Service cost	$0.1	$—	$0.1	$—
Interest cost	1.4	1.5	2.9	2.9
Expected return on plan assets	(1.6)	(1.4)	(3.3)	(2.6)
Amortization of actuarial loss	0.6	0.4	1.3	0.8
Net periodic pension expense	$0.5	$0.5	$1.0	$1.1

Note 9—Inventories

Inventories are summarized as follows:

	JUNE 30, 2026	DECEMBER 31, 2025
Finished goods and service parts	$372.0	$358.8
Work in process	29.8	31.1
Raw materials	353.5	375.0
Total manufactured inventories	755.3	764.9
LIFO reserve	(127.8)	(130.6)
Total inventory	$627.5	$634.3
Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At June 30, 2026 and December 31, 2025, 48% and 50%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, for the lift truck business in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2026
Balance at December 31, 2025	$73.6
Current year warranty expense	17.8
Change in estimate related to pre-existing warranties	(0.5)
Payments made	(18.2)
Foreign currency effect	(0.3)
Balance at June 30, 2026	$72.4

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
In February 2026, the U.S. Supreme Court (the "Court") issued a ruling holding that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") are not legally authorized. The Court only ruled on IEEPA tariffs and did not invalidate any other tariffs. In April 2026, the U.S. Customs and Border Protection agency issued procedures for IEEPA-related refunds. During the second quarter of 2026, the Company recognized approximately $35 million of tariff-related recoveries of amounts previously paid in 2025 and 2026 under IEEPA. The loss recovery is reported on the line “Cost of sales” and interest received on IEEPA-related refunds is recorded on the line "Other, net" in the unaudited condensed consolidated statements of operations.
The Company continues to evaluate and pursue recovery of additional tariff amounts. Any remaining potential recoveries are subject to uncertainty regarding the ultimate amount and timing of collection. The Company expects to recognize any additional tariff recoveries when receipt becomes probable and the amount can be reasonably estimated.

Note 12—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at June 30, 2026 and December 31, 2025 were $107.5 million and $134.5 million, respectively. As of June 30, 2026, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at June 30, 2026 was approximately $199.2 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of June 30, 2026, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with Wells Fargo Financial Leasing, Inc. ("WF") to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $27.0 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $15.3 million as of June 30, 2026. The $27.0 million is included in the $107.5 million of total amounts subject to recourse or repurchase obligations at June 30, 2026.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At June 30, 2026, approximately $84.2 million of the Company's total recourse or repurchase obligations of $107.5 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At June 30, 2026, loans from WF to HYGFS totaled $1.4 billion. Although the Company’s contractual guarantee was $276.6 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $84.2 million. Excluding the HYGFS receivables guaranteed by the Company from HYGFS’ loans to WF, the Company’s incremental obligation as a result of this guarantee to WF is $262.1 million, which is secured by the Company's 20% share of HYGFS' customer receivables and other secured assets of $339.2 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

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

The Company's equity investments in unconsolidated affiliates recorded on the unaudited condensed consolidated balance sheets are as follows:

	June 30, 2026	December 31, 2025
HYGFS	$23.7	$28.4
SN	29.0	28.6
Bolzoni investments	0.5	0.4

Dividends received from unconsolidated affiliates are summarized below:

	SIX MONTHS ENDED
	JUNE 30
	2026	2025
HYGFS	$9.1	$8.0

Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2026	2025	2026	2025
Revenues	$114.1	$117.4	$226.8	$223.5
Gross profit	41.9	41.3	82.5	80.9
Income from continuing operations, net of tax	12.0	12.5	24.9	25.6
Net income	12.0	12.5	24.9	25.6

Note 14—Restructuring and Impairment Charges

The Company recognized $1.7 million and $3.3 million of other-related costs during the three and six months ended June 30, 2026, respectively, and $15.7 million and $15.9 million employee-severance and other-related costs during the three and six months ended June 30, 2025, respectively. Costs recognized during the six months ended June 30, 2025 included charges associated with the strategic realignment of Nuvera and manufacturing footprint optimization initiatives, while costs recognized during the six months ended June 30, 2026 primarily relate to manufacturing footprint optimization initiatives. These costs are included in "Restructuring and impairment charges" in the unaudited condensed consolidated statements of operations. The Company expects to execute the manufacturing footprint optimization initiatives through 2026 and 2027 and expects to incur an additional $6 million to $10 million in costs through the end of 2026, and between $3 million to $6 million in costs in 2027.
Following is the detail of the cash payments made under the Company's restructuring programs(a) related to severance:

Severance
Beginning of period accrual at January 1, 2026	$27.6
Payments	(11.9)
Ending of period accrual at June 30, 2026	$15.7
a) Consists of restructuring programs initiated in 2025 and 2024 as part of the Company's global workforce reduction and manufacturing footprint optimization.

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

Through HYMH, the Company designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments, parts, fleet management services, technology and energy solutions marketed globally, primarily under the Hyster®, Yale® and Nuvera® brand names, mainly to independent Hyster® and Yale® retail dealerships. The Company's distribution network consisted of approximately 250 independent dealers as of June 30, 2026. The materials handling business historically has been cyclical because the order rate for lift trucks fluctuates depending on the economic activity level in the various industries and countries its customers serve. Lift trucks and component parts are manufactured and assembled in the United States ("U.S."), Northern Ireland, China, the Netherlands, Mexico, the Philippines, Brazil, Japan, Italy and Vietnam.

The Company owns a 90% majority interest in Hyster-Yale Maximal Forklift (Zhejiang) Co., Ltd. ("Hyster-Yale Maximal"), a manufacturer of low-intensity and standard lift trucks and specialized material handling equipment. Hyster-Yale Maximal also designs and produces specialized products in the port equipment and rough terrain forklift markets.

Bolzoni Group manufactures precision-engineered lift truck attachments, forks, masts and lift tables designed for handling delicate and specialized loads. These solutions are marketed under the Bolzoni®, Auramo® and Meyer® brand names and the Silver Line product portfolio. Bolzoni Group also produces components for lift truck manufacturers. Bolzoni products are manufactured in Italy, the U.S., China, Germany, Finland and Brazil. Through the design, production and distribution of a wide range of attachments, Bolzoni Group has a strong presence in the lift-truck attachments market and the industrial material handling market.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of Critical Accounting Policies and Estimates as disclosed on pages 18 through 19 in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Critical Accounting Policies and Estimates have not materially changed since December 31, 2025.

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)	SIX MONTHS ENDED		Favorable / (Unfavorable)
	JUNE 30,			JUNE 30,
	2026	2025	% Change	2026	2025	% Change
Revenues
Americas	$596.2	$707.5	(15.7)%	$1,174.6	$1,406.4	(16.5)%
EMEA	118.2	148.3	(20.3)%	244.2	266.5	(8.4)%
JAPIC	41.1	48.4	(15.1)%	76.4	95.7	(20.2)%
Lift truck business	755.5	904.2	(16.4)%	1,495.2	1,768.6	(15.5)%
Bolzoni	81.9	90.6	(9.6)%	164.8	170.9	(3.6)%
Eliminations	(24.5)	(38.2)	(35.9)%	(51.9)	(72.5)	(28.4)%
	$812.9	$956.6	(15.0)%	$1,608.1	$1,867.0	(13.9)%

	THREE MONTHS ENDED		Favorable / (Unfavorable)	SIX MONTHS ENDED		Favorable / (Unfavorable)
	JUNE 30,			JUNE 30,
	2026	2025	% Change	2026	2025	% Change
Gross profit
Americas	$91.7	$129.9	(29.4)%	$185.4	$272.4	(31.9)%
EMEA	10.3	14.8	(30.4)%	18.9	27.7	(31.8)%
JAPIC	3.5	2.1	66.7%	5.5	5.5	—%
Lift truck business	105.5	146.8	(28.1)%	209.8	305.6	(31.3)%
Bolzoni	22.0	21.4	2.8%	42.5	39.9	6.5%
Eliminations	0.1	—	n.m.	0.1	0.4	(75.0)%
	$127.6	$168.2	(24.1)%	$252.4	$345.9	(27.0)%
Selling, general and administrative expenses
Americas	$86.4	$102.3	15.5%	$180.2	$201.6	10.6%
EMEA	28.7	30.1	4.7%	56.4	59.2	4.7%
JAPIC	9.2	9.6	4.2%	18.3	19.5	6.2%
Lift truck business	124.3	142.0	12.5%	254.9	280.3	9.1%
Bolzoni	20.0	19.0	(5.3)%	40.6	36.9	(10.0)%
Eliminations	—	0	n.m.	—	0	n.m.
	$144.3	$161.0	10.4%	$295.5	$317.2	6.8%
Restructuring and impairment charges (reversals)
Americas	$1.7	$15.9	89.3%	$3.3	$16.6	80.1%
EMEA	—	(0.3)	n.m.	—	(1.6)	n.m.
JAPIC	—	0.1	n.m.	—	0.9	n.m.
Lift truck business	1.7	15.7	89.2%	3.3	15.9	79.2%
Bolzoni	—	—	n.m.	—	—	n.m.
Eliminations	—	—	n.m.	—	—	n.m.
	$1.7	$15.7	89.2%	$3.3	$15.9	79.2%
Operating profit (loss)
Americas	$3.6	$11.7	(69.2)%	$1.9	$54.2	(96.5)%
EMEA	(18.4)	(15.0)	(22.7)%	(37.5)	(29.9)	(25.4)%
JAPIC	(5.7)	(7.6)	25.0%	(12.8)	(14.9)	14.1%
Lift truck business	(20.5)	(10.9)	(88.1)%	(48.4)	9.4	(614.9)%
Bolzoni	2.0	2.4	(16.7)%	1.9	3.0	(36.7)%
Eliminations	0.1	—	n.m.	0.1	0.4	(75.0)%
	$(18.4)	$(8.5)	(116.5)%	$(46.4)	$12.8	(462.5)%
Interest expense	$7.8	$7.9	1.3%	$15.0	$15.6	3.8%
Other income	$(3.0)	$(3.2)	(6.3)%	$(6.1)	$(6.4)	(4.7)%
Net loss attributable to stockholders	$(31.6)	$(13.9)	(127.3)%	$(62.1)	$(5.3)	(1,071.7)%
Diluted loss per share	$(1.76)	$(0.79)	(122.8)%	$(3.48)	$(0.30)	(1,060.0)%
n.m. - not meaningful
The following is the detail of the approximate sales value of the Company's lift truck unit bookings dollar value and lift truck backlog dollar value. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit. As of June 30, 2026, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2026	2025	2026	2025
Bookings, approximate sales value	$680	$330	$1,260	$920
Backlog, approximate sales value	$1,580	$1,650	$1,580	$1,650

Second Quarter of 2026 Compared with Second Quarter of 2025

The following table identifies the components of change in revenues for the second quarter of 2026 compared with the second quarter of 2025:

	Revenues
		Lift Truck
	HY	Americas	EMEA	JAPIC
2025	$956.6	$707.5	$148.3	$48.4
Decrease in 2026 from:
Lift Truck
Unit volume and product mix	(152.4)	(112.4)	(31.4)	(8.6)
Price	17.1	19.0	(1.7)	(0.2)
Parts	(10.2)	(9.5)	(0.9)	0.2
Foreign currency	5.7	0.8	3.7	1.2
Other	(8.9)	(9.2)	0.2	0.1
Bolzoni revenues	(8.7)	—	—	—
Eliminations	13.7	—	—	—
2026	$812.9	$596.2	$118.2	$41.1

Revenues decreased 15.0% to $812.9 million in the second quarter of 2026 from $956.6 million in the second quarter of 2025. The decrease in Lift Truck revenues was primarily due to lower unit volume within Class 1 and Class 4 products and a shift in the mix of sales to lower-intensity, lower-priced models, primarily in the Americas and EMEA. This shift reflects continued market demand for lighter-duty, lower-priced trucks which has led to reduced shipment volumes of the traditional, higher-priced models across all Lift Truck segments. Recently introduced low-intensity products continued to gain market acceptance and helped offset lower sales of higher-revenue products. In addition, lower parts volume and other revenues, primarily in the Americas, also contributed to the decline in Lift Truck revenues. The decline was partially offset by improved pricing and favorable currency movements in the second quarter of 2026 compared to the second quarter of 2025.

Bolzoni Group's revenues decreased in the second quarter of 2026 compared with the second quarter of 2025, primarily due to lower unit volume, partially offset by a shift in sales to higher-priced products and favorable foreign currency movements.

The following table identifies the components of change in operating profit (loss) for the second quarter of 2026 compared with the second quarter of 2025:

	Operating Profit (Loss)
		Lift Truck
	HY	Americas	EMEA	JAPIC
2025	$(8.5)	$11.7	$(15.0)	$(7.6)
Increase (decrease) in 2026 from:
Lift truck gross profit	(41.2)	(38.2)	(4.5)	1.4
Lift truck selling, general and administrative expenses	17.7	15.9	1.4	0.4
Restructuring and impairment charges	14.0	14.2	(0.3)	0.1
Bolzoni operations	(0.4)	—	—	—
2026	$(18.4)	$3.6	$(18.4)	$(5.7)

The Company recognized an operating loss of $18.4 million in the second quarter of 2026 compared to $8.5 million in the second quarter of 2025. The decrease was primarily due to lower unit volume, mainly in the Americas and EMEA, a shift in mix of sales to lower-duty units, and approximately $20 million of additional tariff-related costs in the second quarter of 2026 compared with the prior year's second quarter. The unfavorable changes were partially offset by favorable pricing actions in the Americas and approximately $35 million of tariff-related recoveries recognized during the second quarter of 2026 related to amounts previously paid under the International Emergency Economic Powers Act ("IEEPA"). Selling, general and administrative expenses were lower across all Lift Truck segments, primarily related to reduced employee-related costs resulting from lower headcount and lower incentive compensation estimates. In addition, the Company recognized lower restructuring and impairment charges in the second quarter of 2026 compared with the second quarter of 2025.

Bolzoni recognized an operating profit of $2.0 million in the second quarter of 2026 compared to $2.4 million in the second quarter of 2025. The decrease was primarily due to increased employee-related costs included in selling, general and administrative expenses.

The Company recognized a net loss attributable to stockholders of $31.6 million in the second quarter of 2026 compared with net loss attributable to stockholders of $13.9 million in the second quarter of 2025. The decline was primarily the result of lower operating profit and higher income tax expense. The Company reported an income tax expense of $8.1 million in the second quarter of 2026. See Note 5, Income Taxes, to the unaudited condensed consolidated financial statements for further discussion.

First Six Months of 2026 Compared with First Six Months of 2025

The following table identifies the components of change in revenues for the first six months of 2026 compared with the first six months of 2025:

	Revenues
		Lift truck
	HY	Americas	EMEA	JAPIC
2025	$1,867.0	$1,406.4	$266.5	$95.7
Decrease in 2026 from:
Lift Truck
Unit volume and product mix	(282.8)	(225.7)	(34.3)	(22.8)
Price	31.8	34.6	(2.5)	(0.3)
Parts	(19.0)	(16.8)	(4.0)	1.8
Foreign currency	21.6	1.8	17.7	2.1
Other	(25.0)	(25.7)	0.8	(0.1)
Bolzoni revenues	(6.1)	—	—	—
Eliminations	20.6	—	—	—
2026	$1,608.1	$1,174.6	$244.2	$76.4

Revenues decreased 13.9% to $1,608.1 million in the first six months of 2026 from $1,867.0 million in the first six months of 2025. The decrease in Lift Truck revenues was primarily due to a shift in the mix of sales to lower-intensity, lower-priced models, primarily in the Americas and EMEA and lower volume. This shift reflects continued market demand for lighter-duty, lower-priced trucks which has led to reduced shipment volumes of the traditional, higher-priced models. The decline in Lift Truck revenues was partially offset by improved pricing and favorable currency movements in the first six months of 2026 compared to the first six months of 2025.

Bolzoni revenues decreased in the first six months of 2026 compared with the first six months of 2025, primarily due to lower unit volume, partially offset by favorable foreign currency movements.

The following table identifies the components of change in operating profit for the first six months of 2026 compared with the first six months of 2025:

	Operating Profit (Loss)
		Lift truck
	HY	Americas	EMEA	JAPIC
2025	$12.8	$54.2	$(29.9)	$(14.9)
Increase (decrease) in 2026 from:
Lift truck gross profit	(96.1)	(87.0)	(8.8)	—
Lift truck selling, general and administrative expenses	25.4	21.4	2.8	1.2
Restructuring and impairment charges	12.6	13.3	(1.6)	0.9
Bolzoni operations	(1.1)	—	—	—
2026	$(46.4)	$1.9	$(37.5)	$(12.8)

The Company recognized an operating loss of $46.4 million in the first six months of 2026 compared to operating profit of $12.8 million in the first six months of 2025. The decrease in Lift Truck operating results was primarily due to a shift in the mix of sales to lower-duty units, mainly in the Americas, approximately $50 million of additional tariff-related costs during the first six months of 2026 compared to the first six months of 2025 and lower unit volume. These unfavorable impacts were partially offset by pricing actions in the Americas and approximately $35 million of tariff-related recoveries recognized during the second quarter of 2026 related to amounts previously paid under IEEPA. Selling, general and administrative expenses were lower across all Lift Truck segments, primarily related to reduced employee-related costs resulting from lower headcount and lower incentive compensation estimates. In addition, the Company recognized lower restructuring and impairment charges in the first six months of 2026 compared with the first six months of 2025.

Bolzoni's operating profit decreased to $1.9 million in the first six months of 2026 compared with $3.0 million in the first six months of 2025. The decrease was primarily due to increased employee-related costs included in higher selling, general and administrative expenses.

The Company recognized a net loss attributable to stockholders of $62.1 million in the first six months of 2026 compared with $5.3 million in the first six months of 2025. The decline was primarily the result of the decrease in operating profit (loss).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30, 2026 compared to the same period in the prior year:

	2026	2025	Change
Operating activities:
Net loss	$(61.6)	$(4.7)	$(56.9)
Depreciation and amortization	22.2	22.8	(0.6)
Stock-based compensation	5.8	6.2	(0.4)
Restructuring and impairment charges	3.3	15.9	(12.6)
Dividends from unconsolidated affiliates	9.1	8.0	1.1
Other operating activities	(21.9)	10.1	(32.0)
Changes in assets and liabilities
Accounts receivable	14.5	7.2	7.3
Inventories	7.3	11.6	(4.3)
Other current assets	(5.6)	1.8	(7.4)
Accounts payable and other liabilities	10.7	(86.4)	97.1
Net cash used for operating activities	(16.2)	(7.5)	(8.7)

	2026	2025	Change
Investing activities:
Expenditures for property, plant and equipment	(24.5)	(24.4)	(0.1)
Proceeds from the sale of assets	1.0	1.4	(0.4)
Business acquisition, net of cash acquired	—	(2.6)	2.6
Net cash used for investing activities	(23.5)	(25.6)	2.1
Cash flow before financing activities	$(39.7)	$(33.1)	$(6.6)

Net cash used for operating activities increased by $8.7 million in the first six months of 2026 compared with the first six months of 2025. The increase was primarily due to a higher net loss, which includes cash received for tariff refunds, the change in other operating activities and lower restructuring charges, partially offset by favorable changes in working capital. Accounts payable and other liabilities increased operating cash flows compared with the prior year primarily due to the timing of vendor payments and lower employee-related payments, including incentive compensation.

The change in net cash used for investing activities during the first six months of 2026 compared with the first six months of 2025 was mainly due to Bolzoni's acquisition of a manufacturing business in Italy in 2025.

	2026	2025	Change
Financing activities:
Net increase of long-term debt and revolving credit agreements	$5.0	$20.1	$(15.1)
Cash dividends paid	(14.3)	(13.9)	(0.4)
Purchase of treasury stock	(0.7)	(4.4)	3.7
Financing fees paid	—	(2.1)	2.1
Net cash used for financing activities	$(10.0)	$(0.3)	$(9.7)

The change in net cash used for financing activities was primarily due to a smaller increase in net borrowings under the Company's revolving credit facilities during the first six months of 2026 compared to the first six months of 2025.

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

The obligations under the Facility are generally secured by a first priority lien on working capital assets of the borrowers and guarantors in the Facility, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property. The approximate book value of assets held as collateral under the Facility was $1.0 billion as of June 30, 2026.
The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At June 30, 2026, the Company was in compliance with the covenants in the Facility.

Key terms of the Facility as of June 30, 2026 were as follows:

FACILITY
U.S. borrowing capacity	$210.0
Non-U.S. borrowing capacity	90.0
Less: outstanding amount	95.7
Less: availability restrictions	4.2
Availability	$200.1

FACILITY
Applicable margins, as defined in agreement
U.S. base rate loans	0.25% to 0.75%
Term SOFR, EURIBOR and non-U.S. base rate loans	1.25% to 1.75%
Applicable margins, for amounts outstanding
U.S. base rate loans	0.50%
Term SOFR loans	1.50%
Non-U.S. base rate loans	1.50%
Applicable interest rate, for amounts outstanding
U.S. base rate	7.25%
Term SOFR	5.12%
Facility fee, per annum on unused commitment	0.25%
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
The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on U.S. working capital assets of the borrowers and guarantors of the Facility, which includes, but is not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Term Loan was $0.7 billion as of June 30, 2026.

In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. At June 30, 2026, the Company was in compliance with the covenants in the Term Loan.

Key terms of the Term Loan as of June 30, 2026 were as follows:

TERM LOAN
Outstanding	$213.8
Less: discounts and unamortized deferred financing fees	(1.4)
Net amount outstanding	$215.2
Applicable margins, as defined in agreement
U.S. base rate loans	2.50%
SOFR	3.50%
SOFR adjustment, as defined in agreement	0.11%
SOFR floor	0.50%
Applicable interest rate, for amounts outstanding	7.28%
The Company had other debt outstanding, excluding finance leases, of approximately $169.4 million at June 30, 2026. In addition to the excess availability under the Facility of $200.1 million, the Company had remaining availability of $23.3 million related to other non-U.S. revolving credit agreements at June 30, 2026.

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

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Six Months Ended June 30, 2026	Planned for Remainder of 2026	Planned 2026 Total	Actual 2025
Lift truck business	$21.0	$ 22-29	$ 43-50	$54.3
Bolzoni	3.5	4-7	7-10	8.2
	$24.5	$ 26-36	$ 50-60	$62.5
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

Capital Structure

The Company's capital structure is presented below:

	JUNE 30, 2026	DECEMBER 31, 2025	Change
Cash and cash equivalents	$72.6	$123.2	$(50.6)
Other net tangible assets	751.6	775.5	(23.9)
Intangible assets	30.3	32.3	(2.0)
Goodwill	55.5	55.7	(0.2)
Net assets	910.0	986.7	(76.7)
Total debt	(500.0)	(494.3)	(5.7)
Total temporary and permanent equity	$410.0	$492.4	$(82.4)
Debt to total capitalization	55%	50%	5%
OUTLOOK

The Company continues to believe the first half of 2026 marked the bottom of the current lift truck market cycle. Lower shipment volumes, higher tariff costs and an unfavorable product mix negatively impacted first-half results. However, bookings have increased for four consecutive quarters and second-quarter revenue, operating results and cash flow improved sequentially. These trends are expected to support improving performance through the remainder of 2026.

The Company's updated outlook reflects current assumptions regarding tariffs, geopolitical developments and market conditions. Key tariff-related assumptions include:
•U.S. and international tariff policies and rates in effect as of July 2026 serve as the baseline;
•continued application of Section 232 tariffs on steel, aluminum, copper, and certain derivative products, including the April 2026 expansion that applies tariffs to the full customs value of covered products rather than only the underlying metal content;
•continued application of Section 301 tariffs on Chinese‑origin goods, including lift truck components, with current product‑specific exclusions scheduled to expire in November 2026;
•the temporary global import surcharge imposed under Section 122 of the Trade Act of 1974, which replaced tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”), is assumed to remain in effect through its statutory expiration; given uncertainty regarding any successor trade measures, no benefit or incremental cost from potential replacement actions has been assumed;
•demand forecasts based on available market data and booking trends; and
•the successful execution of the Company’s tariff mitigation initiatives, including pricing actions, sourcing adjustments, product-cost reductions, and other cost-management programs.

Operational Initiatives and Cost‑Reduction Programs
Cost-reduction initiatives launched in 2025 continue to progress as planned. The Company's 2025 restructuring program began generating benefits with approximately half of the expected annualized $40 million to $45 million cost reductions recognized in the first six months of 2026.

Manufacturing footprint optimization projects also remain on track. The Company expects future costs and benefits for the projects as shown below:

(In millions)	Planned for Remainder of 2026	Planned for 2027	Planned for 2028
Expected costs	$6-10	$3-6	-
Expected annualized income and cash benefits	-	$15-20	$30-40
Expected savings in 2027 have been revised to reflect lower anticipated production volumes. Once fully implemented and production volumes increase, these actions are expected to generate annualized benefits beginning in 2028.

Together, these actions are expected to lower the Company’s cost structure, improve operating leverage, and strengthen financial resilience across the business cycle.

Lift Truck Business
Industry conditions in the lift truck market generally improved during Q2 2026, although demand varied by region and customer application. The Company gained market share primarily through its expanded product portfolio and increasing customer acceptance of its value and standard product offerings.
•Bookings increased 17% from the first quarter and more than doubled from the prior year, marking the fourth consecutive quarter of growth and the strongest booking quarter in three years. Growth was driven primarily by the Americas.
•Backlog increased to approximately $1.6 billion and approached five months of production as bookings exceeded shipments during the quarter.

The Company expects bookings in 2026 to exceed 2025, supported by healthier industry conditions, market share gains, and broader customer acceptance of its expanded product portfolio. Investments made over the past several years to broaden the product lineup have positioned the Company to address increasing demand for lower-intensity applications and compete across a larger portion of the lift truck market. The Company's standard and value offerings in the 1-3.5 ton, 4-9 ton and Big Truck product lines continue to support volume growth, profitability, and market share gains. However, inflation, tariffs, geopolitical uncertainty, and increased competition continue to affect customer purchasing patterns across regions and end markets.

The improvement in bookings has begun to benefit shipments, with a meaningful impact on production and revenue expected to occur by the end 2026. Customer delivery schedules have shifted, resulting in a greater portion of expected shipment growth occurring later in the year.

The Company is implementing sourcing and production changes in response to new Section 232 tariffs, including shifting certain sourcing and production activities into the U.S. These actions are expected to reduce tariff costs over time but are delaying a portion of shipment growth while implementation is completed. As a result, production growth is expected to temporarily lag booking growth in the near term despite strong demand.

Tariff-related costs on steel, components, and other imported materials remain elevated. Pricing, sourcing, and product-cost actions are expected to provide increasing benefit in the second half of 2026, although the Company does not currently expect to offset all tariff-related expenses.

Gross margins are expected to improve gradually from Q2 2026 levels as production volumes increase and pricing and sourcing actions offset a portion of recent tariff costs. The Company's newly introduced low-intensity trucks are expected to contribute favorably to margins while expanding the addressable market and increasing manufacturing scale. However, competitive pricing, particularly in South America and Europe, where competitors continue to compete aggressively with lower-priced value and standard products, is expected to limit the pace of margin improvement. As a result, the Company is maintaining a disciplined approach to balance market share growth and profitability.

Lift truck operating results are expected to improve in the second half of 2026 as shipment volumes increase and production levels rise. Improved manufacturing efficiency, pricing actions, and cost reduction initiatives are expected to support earnings growth. Customer delivery timing, production transitions related to tariff mitigation actions, and competitive pricing are expected to moderate the pace of recovery. The largest improvement is expected as shipment volumes increase later in the year.

Bolzoni Group
Bolzoni is expected to achieve a modest improvement in operating profit in 2026 despite slightly lower revenue. Revenue is expected to decline modestly due to the planned phase-out of certain legacy component sales to the Lift Truck business. However, a continued shift toward higher-margin attachment products and improved plant utilization are expected to support margin expansion and improved profitability. Management remains focused on optimizing product mix and maintaining operational discipline across its global operations.

Consolidated
The Company expects to have a moderate operating loss for full-year 2026. While improved demand and higher bookings are expected to support increased shipments and revenue, customer delivery schedules and sourcing transitions have delayed the timing of the recovery. The strongest improvement in operating results is expected in the latter part of 2026.

The financial discipline established over the past several years continues to strengthen the Company’s ability to navigate changing market conditions while progressing toward its long-term objective of achieving approximately 7% operating profit over the business cycle. Management believes higher production volumes, improved manufacturing efficiency, modular product platforms, and portfolio expansion into value and standard segments remain key drivers supporting achievement of this objective.

The Company remains focused on working capital efficiency and cash generation. Working capital initiatives contributed to positive operating cash flow in the second quarter, and management intends to maintain the inventory discipline established during the downturn as production increases. The Company continues to target working capital of approximately 15% of revenue over time.

The Company remains committed to strategic investments that support long-term growth and transformation, including modular product development, manufacturing capabilities, and information technology. Capital expenditures for 2026 are expected to range from $50 million to $60 million, with spending dependent on production requirements and the timing of approved projects.

Management believes its continued focus on financial discipline, working capital efficiency, and prudent capital allocation positions the Company to improve financial performance while maintaining the flexibility to support future growth.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) delays in delivery and other supply chain disruptions, or increases in costs as a result of inflation or otherwise, including materials, critical components and transportation costs and shortages, the effects of tariffs on raw materials or sourced products, and labor, or changes in or unavailability of quality suppliers or transporters, including the impacts of the foregoing risks on the Company's liquidity, (2) impacts resulting from sustained or increased trade barriers and restrictions on international trade, including as a result of previously announced, and potentially new, changes to U.S. trade policy and tariffs as well as retaliatory or other tariffs imposed by other countries where the Company does business, (3) the Company's ability to recover previously paid IEEPA tariffs, (4) delays in manufacturing and delivery schedules, (5) reduction in demand for lift trucks, attachments and related parts and service on a global basis, including any cyclical reduction in demand in the lift truck industry, (6) customer acceptance of pricing, (7) customer acceptance of, changes in the costs of, or delays in the development of new products, (8) the ability of the Company and its dealers, suppliers and end-users to access credit, or obtain financing at reasonable rates, or at all, as a result of interest rate volatility and current economic and market conditions, including inflation, (9) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, including the Uyghur Forced Labor Prevention Act (the “UFLPA”) which could impact the Company's imports from China, as well as armed conflicts, including the Iran conflict, the Russia/Ukraine conflict, the Israel and Gaza conflict and/or the conflict in the Red Sea, and their regional effects, (10) exchange rate fluctuations, interest rate volatility and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (11) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives and restructuring programs, (12) the successful commercialization of products and technology related to the energy solutions program, (13) political and economic uncertainties in the countries where the Company does business, as well as the effects of any withdrawals from such countries, (14) bankruptcy of or loss of major dealers, retail customers or suppliers, (15) introduction of new products by, more favorable product pricing offered by or shorter lead times available through competitors, (16) product liability or other litigation, warranty claims or returns of products, (17) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (18) the ability to attract, retain, and replace workforce and administrative employees, (19) disruptions resulting from natural disasters, public health crises, political crises or other catastrophic events, and (20) the ability to protect the Company’s information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network breaches.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 30 and 31 and F-25 through F-28 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of the Company's derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2025.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of the Company's management, including the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in internal control over financial reporting: During the second quarter of 2026, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1    Legal Proceedings
None
Item 1A Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 in the section entitled “Risk Factors.”

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
Month #1 (April 1, 2026 - April 30, 2026)	—	$—	—	$44,239,122
Month #2 (May 1, 2026 - May 31, 2026)	—	$—	—	$44,239,122
Month #3 (June 1, 2026 - June 30, 2026)	—	$—	—	$44,239,122
Total	—	$—	—	$44,239,122
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
Item 3    Defaults Upon Senior Securities
None
Item 4    Mine Safety Disclosures
    Not applicable
Item 5    Other Information
None of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended June 30, 2026.
Item 6    Exhibits
The following exhibits are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q:

Exhibit
Number*	Description of Exhibits

10.1**
Hyster-Yale, Inc. Non-Employee Directors' Equity Compensation Plan (Amended and Restated Effective as of May 12, 2026) (incorporated herein by reference to Appendix A to Hyster-Yale, Inc.'s Definitive Proxy Statement on Schedule 14A (Commission File No. 000-54799), filed March 24, 2026)

31(i)	Certification of Rajiv K. Prasad pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32***	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Rajiv K. Prasad
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101
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

Hyster-Yale, Inc.

Date:	August 4, 2026	/s/ Dena R. McKee
Dena R. McKee
Vice President, Controller and Chief Accounting Officer (principal accounting officer)