Form 10-Q
period 2026-09-30
HYSTER-YALE, INC.
filed 2026-11-05
CIK 1173514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Number of shares of Class A Common Stock outstanding at November 3, 2026: 14,504,547
Number of shares of Class B Common Stock outstanding at November 3, 2026: 3,440,777

HYSTER-YALE, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2026	DECEMBER 31 2025
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$58.5	$123.2
Accounts receivable, net	469.2	489.6
Inventories, net	664.8	634.3
Prepaid expenses and other	87.8	99.9
Total Current Assets	1,280.3	1,347.0
Property, Plant and Equipment, Net	327.8	329.0
Intangible Assets, Net	29.7	32.3
Goodwill	55.4	55.7
Deferred Income Taxes	4.1	6.8
Investments in Unconsolidated Affiliates	57.5	58.2
Other Non-current Assets	177.4	191.6
Total Assets	$1,932.2	$2,020.6
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$464.7	$396.1
Accounts payable, affiliates	7.5	5.1
Revolving credit facilities	91.9	109.6
Short-term debt and current maturities of long-term debt	138.9	132.8
Accrued payroll	70.3	100.7
Deferred revenue	46.8	47.0
Other current liabilities	215.4	210.5
Total Current Liabilities	1,035.5	1,001.8
Long-term Debt	253.9	251.9
Self-insurance Liabilities	44.9	42.8
Deferred Income Taxes	7.7	8.2
Other Long-term Liabilities	200.2	223.5
Total Liabilities	1,542.2	1,528.2
Temporary Equity
Redeemable Noncontrolling Interest	16.6	16.1
Stockholders' Equity
Common stock:
Class A, par value $0.01 per share, 14,489,601 shares outstanding (2025 - 14,283,983 shares outstanding)	0.1	0.1
Class B, par value $0.01 per share, convertible into Class A on a one-for-one basis, 3,440,786 shares outstanding (2025 - 3,449,811 shares outstanding)	0.1	0.1
Capital in excess of par value	347.2	354.7
Treasury stock	(2.3)	(14.4)
Retained earnings	192.5	289.1
Accumulated other comprehensive loss	(166.6)	(157.6)
Total Stockholders' Equity	371.0	472.0
Noncontrolling Interests	2.4	4.3
Total Permanent Equity	373.4	476.3
Total Liabilities and Equity	$1,932.2	$2,020.6

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2026	2025	2026	2025
	(In millions, except per share data)
Revenues	$827.4	$979.1	$2,435.5	$2,846.1
Cost of sales	703.3	823.2	2,059.0	2,344.3
Gross Profit	124.1	155.9	376.5	501.8
Operating Expenses
Selling, general and administrative expenses	131.7	152.6	427.2	469.8
Restructuring and impairment charges	1.5	1.0	4.8	16.9
Operating Profit (Loss)	(9.1)	2.3	(55.5)	15.1
Other (income) expense
Interest expense	7.2	8.0	22.2	23.6
Income from unconsolidated affiliates	(3.3)	(1.6)	(9.3)	(7.2)
Other, net	0.7	0.5	0.6	(0.3)
	4.6	6.9	13.5	16.1
Loss Before Income Taxes	(13.7)	(4.6)	(69.0)	(1.0)
Income tax expense (benefit)	0.6	(2.9)	6.9	5.4
Net Loss	(14.3)	(1.7)	(75.9)	(6.4)
Net (Income) attributable to noncontrolling interests	(0.2)	(0.1)	(0.1)	(0.3)
Net (Income) attributable to redeemable noncontrolling interests	(0.2)	(0.3)	(0.3)	(0.2)
Accrued dividend to redeemable noncontrolling interests	(0.2)	(0.2)	(0.7)	(0.7)
Net Loss Attributable to Stockholders	$(14.9)	$(2.3)	$(77.0)	$(7.6)

Basic Loss per Share	$(0.83)	$(0.13)	$(4.31)	$(0.43)
Diluted Loss per Share	$(0.83)	$(0.13)	$(4.31)	$(0.43)

Dividends per Share	$0.3650	$0.3600	$1.0900	$1.0700

Basic Weighted Average Shares Outstanding	17.927	17.717	17.882	17.651
Diluted Weighted Average Shares Outstanding	17.927	17.717	17.882	17.651

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2026	2025	2026	2025
	(In millions)
Net Loss	$(14.3)	$(1.7)	$(75.9)	$(6.4)
Other comprehensive income (loss)
Foreign currency translation adjustment	0.7	2.2	(10.1)	58.9
Current period cash flow hedging activity, net of tax	3.5	(2.6)	5.5	20.7
Reclassification of hedging activities into earnings, net of tax	(2.4)	(2.7)	(7.7)	1.4
Reclassification of pension into earnings, net of tax	1.1	0.9	3.2	2.6
Comprehensive Income (Loss)	$(11.4)	$(3.9)	$(85.0)	$77.2
Net (Income) attributable to noncontrolling interests	(0.2)	(0.1)	(0.1)	(0.3)
Net (Income) attributable to redeemable noncontrolling interests	(0.2)	(0.3)	(0.3)	(0.2)
Accrued dividend to redeemable noncontrolling interests	(0.2)	(0.2)	(0.7)	(0.7)
Foreign currency translation adjustment attributable to noncontrolling interests	(0.4)	(0.1)	(0.8)	(0.3)
Comprehensive Income (Loss) Attributable to Stockholders	$(12.4)	$(4.6)	$(86.9)	$75.7

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2026	2025
	(In millions)
Operating Activities
Net Loss	$(75.9)	$(6.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33.6	34.1
Amortization of deferred financing fees	0.9	1.1
Deferred income taxes	3.4	0.3
Restructuring and impairment charges	4.8	16.9
Stock-based compensation	5.3	8.3
Dividends from unconsolidated affiliates	9.1	7.9
Other	(30.0)	5.8
Changes in assets and liabilities:
Accounts receivable	29.1	(9.9)
Inventories	(30.3)	49.8
Other current assets	(1.6)	3.0
Accounts payable	73.2	(3.7)
Other liabilities	(11.5)	(77.6)
Net cash provided by operating activities	10.1	29.6
Investing Activities
Expenditures for property, plant and equipment	(38.3)	(38.9)
Proceeds from the sale of assets	1.6	1.7
Business acquisition, net of cash acquired	(1.9)	(2.6)
Net cash used for investing activities	(38.6)	(39.8)
Financing Activities
Additions to debt	130.5	111.6
Reductions of debt	(127.5)	(123.2)
Net change to revolving credit agreements	(17.3)	20.0
Cash dividends paid	(19.6)	(18.9)
Cash dividends paid to noncontrolling interest	(1.3)	(1.3)
Purchase of treasury stock	(0.7)	(4.5)
Financing fees paid	—	(2.1)
Net cash used for financing activities	(35.9)	(18.4)
Effect of exchange rate changes on cash	(0.3)	3.1
Cash and Cash Equivalents
Decrease for the period	(64.7)	(25.5)
Balance at the beginning of the period	123.2	96.6
Balance at the end of the period	$58.5	$71.1

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY AND PERMANENT EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, June 30, 2025	$14.5	$0.1	$0.1	$(16.2)	$355.2	$356.7	$(104.8)	$15.0	$(61.4)	$544.7	$4.2	$548.9
Stock-based compensation	—	—	—	—	2.1	—	—	—	—	2.1	—	2.1
Stock issued under stock compensation plans	—	—	—	0.9	(0.9)	—	—	—	—	—	—	—
Net income (loss)	0.3	—	—	—	—	(2.3)	—	—	—	(2.3)	0.1	(2.2)
Cash dividends	—	—	—	—	—	(6.3)	—	—	—	(6.3)	—	(6.3)
Accrued dividends	0.2	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income (loss)	—	—	—	—	—	—	2.2	(2.6)	—	(0.4)	—	(0.4)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	—	(2.7)	0.9	(1.8)	—	(1.8)
Foreign currency translation on noncontrolling interest	0.1	—	—	—	—	—	—	—	—	—	—	—
Balance, September 30, 2025	$15.1	$0.1	$0.1	$(15.3)	$356.4	$348.1	$(102.6)	$9.7	$(60.5)	$536.0	$4.3	$540.3

Balance, June 30, 2026	$16.1	$0.1	$0.1	$(3.0)	$348.4	$214.0	$(114.3)	$0.6	$(55.9)	$390.0	$3.9	$393.9
Stock-based compensation	—	—	—	—	(0.5)	—	—	—	—	(0.5)	—	(0.5)
Stock issued under stock compensation plans	—	—	—	0.7	(0.7)	—	—	—	—	—	—	—
Net income (loss)	0.2	—	—	—	—	(14.9)	—	—	—	(14.9)	0.2	(14.7)
Cash dividends	—	—	—	—	—	(6.6)	—	—	—	(6.6)	—	(6.6)
Accrued dividends	0.2	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income	—	—	—	—	—	—	0.8	3.5	—	4.3	—	4.3
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	—	(2.4)	1.1	(1.3)	—	(1.3)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Foreign currency translation on noncontrolling interest	0.1	—	—	—	—	—	—	—	—	—	0.2	0.2
Balance, September 30, 2026	$16.6	$0.1	$0.1	$(2.3)	$347.2	$192.5	$(113.5)	$1.7	$(54.8)	$371.0	$2.4	$373.4

See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY AND PERMANENT EQUITY

	Temporary Equity	Permanent Equity
							Accumulated Other Comprehensive Income (Loss)
	Redeemable Noncontrolling Interest	Class A Common Stock	Class B Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension Adjustment	Total Stockholders' Equity	Noncontrolling Interests	Total Permanent Equity
		(In millions)
Balance, December 31, 2024	$14.9	$0.1	$0.1	$(13.6)	$350.9	$374.6	$(161.5)	$(12.4)	$(63.1)	$475.1	$4.1	$479.2
Stock-based compensation	—	—	—	—	8.3	—	—	—	—	8.3	—	8.3
Stock issued under stock compensation plans	—	—	—	2.8	(7.3)	—	—	—	—	(4.5)	—	(4.5)
Purchase of treasury stock	—	—	—	(4.5)	4.5	—	—	—	—	—	—	—
Net income (loss)	0.2	—	—	—	—	(7.6)	—	—	—	(7.6)	0.3	(7.3)
Cash dividends	(0.9)	—	—	—	—	(18.9)	—	—	—	(18.9)	(0.4)	(19.3)
Accrued dividends	0.7	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income	—	—	—	—	—	—	58.9	20.7	—	79.6	—	79.6
Reclassification adjustment to net income	—	—	—	—	—	—	—	1.4	2.6	4.0	—	4.0
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	0.2	0.2
Foreign currency translation on noncontrolling interest	0.2	—	—	—	—	—	—	—	—	—	0.1	0.1
Balance, September 30, 2025	$15.1	$0.1	$0.1	$(15.3)	$356.4	$348.1	$(102.6)	$9.7	$(60.5)	$536.0	$4.3	$540.3

Balance, December 31, 2025	$16.1	$0.1	$0.1	$(14.4)	$354.7	$289.1	$(103.5)	$3.9	$(58.0)	$472.0	$4.3	$476.3
Stock-based compensation	—	—	—	—	5.3	—	—	—	—	5.3	—	5.3
Stock issued under stock compensation plans	—	—	—	12.8	(13.5)	—	—	—	—	(0.7)	—	(0.7)
Purchase of treasury stock	—	—	—	(0.7)	0.7	—	—	—	—	—	—	—
Net income (loss)	0.3	—	—	—	—	(77.0)	—	—	—	(77.0)	0.1	(76.9)
Cash dividends	(0.9)	—	—	—	—	(19.6)	—	—	—	(19.6)	(0.4)	(20.0)
Accrued dividends	0.7	—	—	—	—	—	—	—	—	—	—	—
Current period other comprehensive income (loss)	—	—	—	—	—	—	(10.0)	5.5	—	(4.5)	—	(4.5)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	—	(7.7)	3.2	(4.5)	—	(4.5)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1.9)	(1.9)
Foreign currency translation on noncontrolling interest	0.4	—	—	—	—	—	—	—	—	—	0.3	0.3
Balance, September 30, 2026	$16.6	$0.1	$0.1	$(2.3)	$347.2	$192.5	$(113.5)	$1.7	$(54.8)	$371.0	$2.4	$373.4
See notes to unaudited condensed consolidated financial statements.

HYSTER-YALE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Data)
Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Hyster-Yale, Inc., a Delaware corporation, and the accounts of Hyster-Yale's wholly owned domestic and international subsidiaries and majority-owned joint ventures (collectively, "Hyster-Yale" or the "Company"). All intercompany accounts and transactions among the consolidated companies are eliminated in consolidation. The Company operates through its wholly owned operating subsidiaries, Hyster-Yale Materials Handling, Inc. ("HYMH" or the "lift truck business") and Bolzoni S.p.A. ("Bolzoni Group" or "Bolzoni").

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2026 and the results of its operations and changes in equity for the three and nine months ended September 30, 2026 and 2025, and the results of its cash flows for the nine months ended September 30, 2026 and 2025 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

The accompanying unaudited condensed consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information or notes required by GAAP for complete financial statements.

Note 2—Recently Issued Accounting Standards

Adopted Accounting Pronouncements
During the third quarter of 2026, the Company did not adopt any accounting standard updates ("ASU").

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

For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin. Impairment losses recognized on receivables or contract assets were not significant for the three and nine months ended September 30, 2026 and 2025.

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

The following table disaggregates revenue by category:

	THREE MONTHS ENDED
	SEPTEMBER 30, 2026
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Eliminations	Total
Dealer sales	$285.8	$90.3	$36.8	$—	$—	$412.9
Direct customer sales	117.7	1.5	—	—	—	119.2
Service and parts sales	170.9	24.9	7.1	—	—	202.9
Other	34.2	6.1	0.2	82.3	(30.4)	92.4
Total Revenues	$608.6	$122.8	$44.1	$82.3	$(30.4)	$827.4

	THREE MONTHS ENDED
	SEPTEMBER 30, 2025
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Eliminations	Total
Dealer sales	$330.1	$118.4	$39.4	$—	$—	$487.9
Direct customer sales	169.7	1.9	—	—	—	171.6
Service and parts sales	192.8	24.5	6.9	—	—	224.2
Other	40.1	5.3	0.2	87.0	(37.2)	95.4
Total Revenues	$732.7	$150.1	$46.5	$87.0	$(37.2)	$979.1

	NINE MONTHS ENDED
	SEPTEMBER 30, 2026
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Eliminations	Total
Dealer sales	$745.7	$269.8	$98.3	$—	$—	$1,113.8
Direct customer sales	409.8	2.9	—	—	—	412.7
Service and parts sales	536.5	75.4	21.6	—	—	633.5
Other	91.2	18.9	0.6	247.1	(82.3)	275.5
Total Revenues	$1,783.2	$367.0	$120.5	$247.1	$(82.3)	$2,435.5

	NINE MONTHS ENDED
	SEPTEMBER 30, 2025
	Lift truck business
	Americas	EMEA	JAPIC	Bolzoni	Eliminations	Total
Dealer sales	$920.0	$321.7	$122.3	$—	$—	$1,364.0
Direct customer sales	521.6	3.7	—	—	—	525.3
Service and parts sales	579.2	74.9	18.9	—	—	673.0
Other	118.3	16.3	1.0	257.9	(109.7)	283.8
Total Revenues	$2,139.1	$416.6	$142.2	$257.9	$(109.7)	$2,846.1

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

Deferred Revenue
Balance, December 31, 2025	$65.6
Customer deposits and billings	46.8
Revenue recognized	(40.7)
Foreign currency effect	(0.2)
Balance, September 30, 2026	$71.5

Note 4—Business Segments

The Company defines reportable and operating segments on the same basis used to evaluate performance internally by the chief operating decision maker ("CODM"), which the Company has determined is the Chief Executive Officer. The Company uses operating profit (loss) to evaluate segment profitability. The CODM uses operating profit (loss) to allocate resources predominantly in the annual forecasting process and as the measure of segment profit or loss. The CODM considers forecast-to-actual variances on a monthly basis when assessing segment performance and making decisions about allocating resources to the segments. The Company has four segments, which include three in the lift truck business, as well as Bolzoni.

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

Financial information for each reportable segment is presented in the following table:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2026	2025	2026	2025
Revenues from external customers
Americas	$608.6	$732.7	$1,783.2	$2,139.1
EMEA	122.8	150.1	367.0	416.6
JAPIC	44.1	46.5	120.5	142.2
Lift truck business	775.5	929.3	2,270.7	2,697.9
Bolzoni	82.3	87.0	247.1	257.9
Eliminations	(30.4)	(37.2)	(82.3)	(109.7)
Total	$827.4	$979.1	$2,435.5	$2,846.1
Cost of Sales
Americas	$514.1	$614.9	$1,503.3	$1,748.9
EMEA	114.4	137.8	339.7	376.6
JAPIC	40.5	42.3	111.4	132.5
Lift truck business	669.0	795.0	1,954.4	2,258.0
Bolzoni	64.5	65.6	186.8	196.6
Eliminations	(30.2)	(37.4)	(82.2)	(110.3)
Total	$703.3	$823.2	$2,059.0	$2,344.3
Gross profit
Americas	$94.5	$117.8	$279.9	$390.2
EMEA	8.4	12.3	27.3	40.0
JAPIC	3.6	4.2	9.1	9.7
Lift truck business	106.5	134.3	316.3	439.9
Bolzoni	17.8	21.4	60.3	61.3
Eliminations	(0.2)	0.2	(0.1)	0.6
Total	$124.1	$155.9	$376.5	$501.8
Selling, general and administrative expenses
Americas	$80.8	$95.7	$261.0	$297.3
EMEA	25.6	29.2	82.0	88.4
JAPIC	9.3	8.4	27.6	27.9
Lift truck business	115.7	133.3	370.6	413.6
Bolzoni	16.0	19.3	56.6	56.2
Total	$131.7	$152.6	$427.2	$469.8
Adjustments(a)
Americas	$1.5	$1.0	$4.8	$17.6
EMEA	—	—	—	(1.6)
JAPIC	—	—	—	0.9
Lift truck business	1.5	1.0	4.8	16.9
Bolzoni	—	—	—	—
Eliminations	—	—	—	—
Total	$1.5	$1.0	$4.8	$16.9

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2026	2025	2026	2025
Operating profit (loss)
Americas	$12.2	$21.1	$14.1	$75.3
EMEA	(17.2)	(16.9)	(54.7)	(46.8)
JAPIC	(5.7)	(4.2)	(18.5)	(19.1)
Lift truck business	(10.7)	—	(59.1)	9.4
Bolzoni	1.8	2.1	3.7	5.1
Eliminations	(0.2)	0.2	(0.1)	0.6
Total	$(9.1)	$2.3	$(55.5)	$15.1
Interest expense
Americas	$6.6	$7.5	$20.8	$22.0
EMEA	0.3	0.2	0.7	0.6
JAPIC	0.4	0.3	0.9	0.9
Eliminations	(0.6)	(0.2)	(1.6)	(0.6)
Lift truck business	6.7	7.8	20.8	22.9
Bolzoni	0.7	0.5	2.0	1.6
Eliminations	(0.2)	(0.3)	(0.6)	(0.9)
Total	$7.2	$8.0	$22.2	$23.6
Depreciation and amortization
Americas	$4.9	$4.4	$13.7	$13.5
EMEA	2.1	2.3	6.3	6.6
JAPIC	1.7	1.5	5.1	4.8
Lift truck business	8.7	8.2	25.1	24.9
Bolzoni	2.7	3.1	8.5	9.2
Total	$11.4	$11.3	$33.6	$34.1
Capital expenditures
Americas	$(6.5)	$(10.3)	$(22.8)	$(24.7)
EMEA	(2.4)	(2.7)	(5.6)	(7.1)
JAPIC	(1.5)	(0.1)	(3.0)	(2.4)
Lift truck business	(10.4)	(13.1)	(31.4)	(34.2)
Bolzoni	(3.4)	(1.4)	(6.9)	(4.7)
Total	$(13.8)	$(14.5)	$(38.3)	$(38.9)
(a) Consists of restructuring charges (reversals) recognized during the three and nine months ended September 30, 2026 and 2025 related to previously announced programs initiated in 2025 and 2024 and the strategic realignment of Nuvera Fuel Cells, LLC ("Nuvera") in 2025. See Note 14, Restructuring and Impairment Charges, of the Company's unaudited condensed consolidated financial statements for further discussion.

	SEPTEMBER 30 2026	DECEMBER 31 2025
Total assets
Americas	$1,547.4	$1,619.7
EMEA	645.0	668.7
JAPIC	286.9	263.2
Eliminations	(680.4)	(667.6)
Lift truck business	1,798.9	1,884.0
Bolzoni	321.5	325.3
Eliminations	(188.2)	(188.7)
Total	$1,932.2	$2,020.6
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
The following table summarizes income tax expense as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2026	2025	2026	2025
Loss before income taxes	$(13.7)	$(4.6)	$(69.0)	$(1.0)
Income tax expense (benefit)	$0.6	$(2.9)	$6.9	$5.4
During the first nine months of 2026 and 2025, the Company's reported income tax expense differed from the amount that would result from applying the U.S. federal statutory tax rate, primarily due to an interim adjustment for pre-tax losses for which no income tax benefit was recognized as a result of its valuation allowance positions.

During the third quarter of 2026, the Company recorded a discrete tax benefit of $2.3 million related to the favorable domestic provision-to-return items, primarily driven by increases to the research and development tax credit and foreign tax credit. This benefit was partially offset by $0.6 million of other discrete tax charges, resulting in a net discrete tax benefit of $1.7 million for the quarter.

During the second quarter of 2026, the Company recognized a discrete tax charge of $3.4 million related to the establishment of a full valuation allowance against the beginning-of-the-year balance of Brazilian deferred tax assets. Based on a review of recent operating results, cumulative losses, and a declining forecast, management concluded that the evidence no longer supported a more-likely-than-not standard that these deferred tax assets will be realized.

Note 6—Reclassifications from OCI

The following table summarizes reclassifications out of Accumulated Other Comprehensive Income ("OCI") as recorded in the unaudited condensed consolidated statements of operations:

OCI Components	Amount Reclassified from OCI				Affected Line Item
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2026	2025	2026	2025
Gain (loss) on cash flow hedges:
Interest rate swap contracts	$1.1	$1.4	$3.2	$4.1	Interest expense
Foreign currency exchange contracts	1.4	1.3	4.6	(5.3)	Cost of sales
Total before tax	2.5	2.7	7.8	(1.2)	Income before income taxes
Tax expense	(0.1)	—	(0.1)	(0.2)	Income tax expense
Net of tax	$2.4	$2.7	$7.7	$(1.4)	Net income
Amortization of defined benefit pension items:
Actuarial loss	$(1.1)	$(0.8)	$(3.2)	$(2.5)	Other, net
Total before tax	(1.1)	(0.8)	(3.2)	(2.5)	Income before income taxes
Tax (expense) benefit	—	(0.1)	—	(0.1)	Income tax expense
Net of tax	$(1.1)	$(0.9)	$(3.2)	$(2.6)	Net income
Total reclassifications for the period	$1.3	$1.8	$4.5	$(4.0)

Note 7—Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding finance leases, were determined using current rates offered for similar obligations taking into account company credit risk. This valuation methodology is Level 2 as defined in the fair value hierarchy. At September 30, 2026, the carrying value and fair value of revolving credit agreements and long-term debt, excluding finance leases, was $465.7 million and $451.3 million, respectively. At December 31, 2025, the carrying value and fair value of revolving credit agreements and long-term debt, excluding finance leases, was $473.4 million and $469.1 million, respectively.

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

Foreign Currency Derivatives: The Company held forward foreign currency exchange contracts with total notional amounts of $0.7 billion and $0.6 billion at September 30, 2026 and December 31, 2025, respectively, primarily denominated in euros, U.S. dollars, Japanese yen, Chinese renminbi, British pounds, Swedish kroner, Australian dollars and Mexican pesos. The fair value of these contracts approximated a net liability of $4.7 million and a net asset of $1.8 million at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026 and December 31, 2025, there was no material ineffectiveness of forward foreign currency exchange contracts that qualify for hedge accounting. Forward foreign currency exchange contracts that qualify for hedge accounting are generally used to hedge transactions expected to occur within the next 36 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2026, $0.1 million of the amount of net deferred loss included in OCI at September 30, 2026 is expected to be reclassified as income into the unaudited condensed consolidated statements of operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The following table summarizes the notional amounts, related rates, excluding spreads, and remaining terms of interest rate swap agreements at September 30, 2026 and December 31, 2025:

Notional Amount		Average Fixed Rate
SEPTEMBER 30,	DECEMBER 31	SEPTEMBER 30,	DECEMBER 31
2026	2025	2026	2025	Term at September 30, 2026
$180.0	$180.0	1.65%	1.65%	Extending to May 2027
$32.6	$20.7	2.49%	2.20%	Extending to April 2031

The fair value of all interest rate swap agreements was a net asset of $3.7 million and $3.8 million at September 30, 2026 and December 31, 2025, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2026, $3.6 million of the amount included in OCI as net deferred gain is expected to be reclassified as income in the unaudited condensed consolidated statements of operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

The following table summarizes the fair value of derivative instruments reflected on a gross basis by contract as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	SEPTEMBER 30, 2026	DECEMBER 31, 2025	Balance Sheet Location	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Derivatives designated as hedging instruments
Cash Flow Hedges
Interest rate swap agreements
Current	Prepaid expenses and other	$3.1	$2.8	Prepaid expenses and other	$—	$—
Long-term	Other non-current assets	0.6	1.0	Other non-current assets	—	—

Foreign currency exchange contracts
Current	Prepaid expenses and other	2.6	9.9	Prepaid expenses and other	0.3	6.6
	Other current liabilities	4.2	0.1	Other current liabilities	6.3	1.1
Long-term	Other non-current assets	0.7	0.7	Other non-current assets	0.1	—
	Other long-term liabilities	0.5	0.9	Other long-term liabilities	1.1	3.4
Total derivatives designated as hedging instruments		$11.7	$15.4		$7.8	$11.1
Derivatives not designated as hedging instruments
Cash Flow Hedges
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.1	1.4	Prepaid expenses and other	0.6	0.9
	Other current liabilities	1.5	2.0	Other current liabilities	5.9	1.2
Total derivatives not designated as hedging instruments		$1.6	$3.4		$6.5	$2.1
Total derivatives		$13.3	$18.8		$14.3	$13.2

The following table summarizes the offsetting of the fair value of derivative instruments on a gross basis by counterparty as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets as of September 30, 2026				Derivative Liabilities as of September 30, 2026
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$3.7	$—	$3.7	$3.7	$—	$—	$—	$—
Foreign currency exchange contracts	2.4	(2.4)	—	—	7.1	(2.4)	4.7	4.7
Total derivatives	$6.1	$(2.4)	$3.7	$3.7	$7.1	$(2.4)	$4.7	$4.7

	Derivative Assets as of December 31, 2025				Derivative Liabilities as of December 31, 2025
	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts Presented	Net Amount	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Net Amount
Cash Flow Hedges
Interest rate swap agreements	$3.8	$—	$3.8	$3.8	$—	$—	$—	$—
Foreign currency exchange contracts	4.5	(2.7)	1.8	1.8	2.7	(2.7)	—	—
Total derivatives	$8.3	$(2.7)	$5.6	$5.6	$2.7	$(2.7)	$—	$—

The following table summarizes the pre-tax impact of derivative instruments as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS ENDED		NINE MONTHS ENDED			THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,					SEPTEMBER 30,
Derivatives Designated as Hedging Instruments	2026	2025	2026	2025		2026	2025	2026	2025
Cash Flow Hedges
Interest rate swap agreements	$1.1	$0.3	$2.3	$(1.0)	Interest expense	$1.1	$1.4	$3.2	$4.1
Foreign currency exchange contracts	2.6	(2.8)	3.5	21.4	Cost of sales	1.4	1.3	4.6	(5.3)
Total	$3.7	$(2.5)	$5.8	$20.4		$2.5	$2.7	$7.8	$(1.2)

Derivatives Not Designated as Hedging Instruments					Location of Gain or (Loss) Recognized in Income on Derivative	2026	2025	2026	2025
Cash Flow Hedges
Foreign currency exchange contracts					Cost of sales	$(1.3)	$(2.0)	$(8.5)	$4.9
Total						$(1.3)	$(2.0)	$(8.5)	$4.9

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

The Company presents the components of net periodic pension expense (benefit), other than service cost, in other (income) expense in the unaudited condensed consolidated statements of operations for its pension plans. Service cost for the Company's pension plan is reported in operating profit. The components of pension expense (benefit) are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,
	2026	2025	2026	2025
U.S. Pension
Interest cost	$0.5	$0.5	$1.4	$1.6
Expected return on plan assets	(0.4)	(0.5)	(1.2)	(1.6)
Amortization of actuarial loss	0.4	0.5	1.2	1.4
Net periodic pension expense	$0.5	$0.5	$1.4	$1.4
Non-U.S. Pension
Service cost	$—	$—	$0.1	$—
Interest cost	1.4	1.6	4.3	4.5
Expected return on plan assets	(1.6)	(1.4)	(4.9)	(4.0)
Amortization of actuarial loss	0.7	0.3	2.0	1.1
Net periodic pension expense	$0.5	$0.5	$1.5	$1.6

Note 9—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Finished goods and service parts	$382.8	$358.8
Work in process	32.9	31.1
Raw materials	381.2	375.0
Total manufactured inventories	796.9	764.9
LIFO reserve	(132.1)	(130.6)
Total inventory	$664.8	$634.3
Inventories are stated at the lower of cost or market for last-in, first-out (“LIFO”) inventory or lower of cost or net realizable value for first-in, first-out (“FIFO”) inventory. At September 30, 2026 and December 31, 2025, 49% and 50%, respectively, of total inventories were determined using the LIFO method, which consists primarily of manufactured inventories, including service parts, for the lift truck business in the United States. The FIFO method is used with respect to all other inventories. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2026
Balance at December 31, 2025	$73.6
Current year warranty expense	21.6
Change in estimate related to pre-existing warranties	(0.9)
Payments made	(26.9)
Foreign currency effect	(0.4)
Balance at September 30, 2026	$67.0

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
In February 2026, the U.S. Supreme Court (the "Court") issued a ruling holding that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") are not legally authorized. The Court only ruled on IEEPA tariffs and did not invalidate any other tariffs. In April 2026, the U.S. Customs and Border Protection agency issued procedures for IEEPA-related refunds. During the three and nine months ended September 30, 2026, the Company recognized approximately $15 million and $50 million, respectively, of tariff-related recoveries of amounts previously paid in 2025 and 2026 under IEEPA. The loss recovery is reported on the line “Cost of sales” and interest received on IEEPA-related refunds is recorded on the line "Other, net" in the unaudited condensed consolidated statements of operations.
The Company continues to evaluate and pursue recovery of additional tariff amounts. Any remaining potential recoveries are subject to uncertainty regarding the ultimate amount and timing of collection. The Company expects to recognize any additional tariff recoveries when receipt becomes probable and the amount can be reasonably estimated.

Note 12—Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, the Company provides recourse or repurchase obligations such that it would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which the Company is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at September 30, 2026 and December 31, 2025 were $138.4 million and $134.5 million, respectively. As of September 30, 2026, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. The Company generally retains a security interest in the related assets financed such that, in the event the Company would become obligated under the terms of the recourse or repurchase obligations, the Company would take title to the assets financed. The fair value of collateral held at September 30, 2026 was approximately $235.0 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of September 30, 2026, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, the Company has an agreement with Wells Fargo Financial Leasing, Inc. ("WF") to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $28.6 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $14.7 million as of September 30, 2026. The $28.6 million is included in the $138.4 million of total amounts subject to recourse or repurchase obligations at September 30, 2026.

Generally, the Company sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with HYGFS or other unrelated third parties. HYGFS provides debt and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within WF may require the Company to provide recourse or repurchase obligations of the lift trucks purchased by customers and financed through HYGFS. At September 30, 2026, approximately $110.1 million of the Company's total recourse or repurchase obligations of $138.4 million related to transactions with HYGFS. In connection with the joint venture agreement, the Company also provides a guarantee to WF for 20% of HYGFS’ debt with WF, such that the Company would become liable under the terms of HYGFS’ debt agreements with WF in the case of default by HYGFS. At September 30, 2026, loans from WF to HYGFS totaled $1.4 billion. Although the Company’s contractual guarantee was $273.4 million, the loans by WF to HYGFS are secured by HYGFS’ customer receivables, of which the Company guarantees $110.1 million. Excluding the HYGFS receivables guaranteed by the Company, the Company’s incremental obligation as a result of this guarantee to WF is $254.1 million, which is secured by the Company's 20% share of HYGFS' customer receivables and other secured assets of $340.8 million. HYGFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, the Company is not aware of any circumstances that would cause HYGFS to default in future periods.

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

The Company's equity investments in unconsolidated affiliates recorded on the unaudited condensed consolidated balance sheets are as follows:

	September 30, 2026	December 31, 2025
HYGFS	$26.0	$28.4
SN	31.0	28.6
Bolzoni investments	0.5	0.4

Dividends received from unconsolidated affiliates are summarized below:

	NINE MONTHS ENDED
	SEPTEMBER 30
	2026	2025
HYGFS	$9.1	$7.9

Summarized financial information for HYGFS and SN is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2026	2025	2026	2025
Revenues	$109.9	$108.7	$336.7	$332.2
Gross profit	42.0	39.1	124.5	120.0
Income from continuing operations, net of tax	13.5	8.8	38.4	34.4
Net income	13.5	8.8	38.4	34.4

Note 14—Restructuring and Impairment Charges

The Company recognized $1.5 million and $4.8 million of other-related costs during the three and nine months ended September 30, 2026, respectively, and $1.0 million and $16.9 million of employee-severance and other-related costs during the three and nine months ended September 30, 2025, respectively. Costs recognized during the nine months ended September 30, 2025 included charges associated with the strategic realignment of Nuvera and the Company's previously announced manufacturing footprint optimization initiatives, while costs recognized during the nine months ended September 30, 2026 also relate to the previously announced manufacturing footprint optimization initiatives. These costs are included in "Restructuring and impairment charges" in the unaudited condensed consolidated statements of operations. The Company expects to execute the previously announced manufacturing footprint optimization initiatives through 2026 and 2027 and expects to incur an additional $2 million to $5 million in costs through the end of 2026, and between $8 million to $10 million in costs in 2027.
Following is the detail of the cash payments made under the Company's restructuring programs(a) related to severance:

Severance
Beginning of period accrual at January 1, 2026	$27.6
Payments	(14.4)
Ending of period accrual at September 30, 2026	$13.2
a) Consists of previously announced restructuring programs initiated in 2025 and 2024 as part of the Company's global workforce reduction and manufacturing footprint optimization.
In the fourth quarter of 2026, the Company launched a major set of projects to better align the Company with evolving market and regulatory requirements. The Company is targeting at least $100 million of an annual cost savings expected at maturity in 2029 with implementation costs estimated to be at least $50 million over the duration of the programs, including severance, impairment charges, contract termination and other exit-related costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in Millions, Except Per Share Data)
Hyster-Yale, Inc. ("Hyster-Yale" or the "Company") and its subsidiaries, including its operating companies, Hyster-Yale Materials Handling, Inc. ("HYMH" or the "lift truck business") and Bolzoni S.p.A. ("Bolzoni Group" or "Bolzoni"), is a globally integrated company offering a full line of high-quality, application-tailored lift trucks and solutions aimed at meeting the specific materials handling needs of its customers. The Company's solutions include attachments, parts, fleet management services, technology and energy solutions.

Through HYMH, the Company designs, engineers, manufactures, sells and services a comprehensive line of lift trucks, attachments, parts, fleet management services, technology and energy solutions marketed globally, primarily under the Hyster®, Yale® and Nuvera® brand names, mainly to independent Hyster® and Yale® retail dealerships. The Company's distribution network consisted of approximately 250 independent dealers as of September 30, 2026. The materials handling business historically has been cyclical because the order rate for lift trucks fluctuates depending on the economic activity level in the various industries and countries its customers serve. Lift trucks and component parts are manufactured and assembled in the United States ("U.S."), Northern Ireland, China, the Netherlands, Mexico, the Philippines, Brazil, Japan, Italy and Vietnam.

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

FINANCIAL REVIEW

The results of operations for the Company were as follows:

	THREE MONTHS ENDED		Favorable / (Unfavorable)	NINE MONTHS ENDED		Favorable / (Unfavorable)
	SEPTEMBER 30,			SEPTEMBER 30,
	2026	2025	% Change	2026	2025	% Change
Revenues
Americas	$608.6	$732.7	(16.9)%	$1,783.2	$2,139.1	(16.6)%
EMEA	122.8	150.1	(18.2)%	367.0	416.6	(11.9)%
JAPIC	44.1	46.5	(5.2)%	120.5	142.2	(15.3)%
Lift truck business	775.5	929.3	(16.6)%	2,270.7	2,697.9	(15.8)%
Bolzoni	82.3	87.0	(5.4)%	247.1	257.9	(4.2)%
Eliminations	(30.4)	(37.2)	18.3%	(82.3)	(109.7)	25.0%
	$827.4	$979.1	(15.5)%	$2,435.5	$2,846.1	(14.4)%

	THREE MONTHS ENDED		Favorable / (Unfavorable)	NINE MONTHS ENDED		Favorable / (Unfavorable)
	SEPTEMBER 30,			SEPTEMBER 30,
	2026	2025	% Change	2026	2025	% Change
Gross profit
Americas	$94.5	$117.8	(19.8)%	$279.9	$390.2	(28.3)%
EMEA	8.4	12.3	(31.7)%	27.3	40.0	(31.8)%
JAPIC	3.6	4.2	(14.3)%	9.1	9.7	(6.2)%
Lift truck business	106.5	134.3	(20.7)%	316.3	439.9	(28.1)%
Bolzoni	17.8	21.4	(16.8)%	60.3	61.3	(1.6)%
Eliminations	(0.2)	0.2	n.m.	(0.1)	0.6	n.m.
	$124.1	$155.9	(20.4)%	$376.5	$501.8	(25.0)%
Selling, general and administrative expenses
Americas	$80.8	$95.7	15.6%	$261.0	$297.3	12.2%
EMEA	25.6	29.2	12.3%	82.0	88.4	7.2%
JAPIC	9.3	8.4	(10.7)%	27.6	27.9	1.1%
Lift truck business	115.7	133.3	13.2%	370.6	413.6	10.4%
Bolzoni	16.0	19.3	17.1%	56.6	56.2	(0.7)%
Eliminations	—	—	n.m.	—	—	n.m.
	$131.7	$152.6	13.7%	$427.2	$469.8	9.1%
Restructuring and impairment charges (reversals)
Americas	$1.5	$1.0	(50.0)%	$4.8	$17.6	72.7%
EMEA	—	—	n.m.	—	(1.6)	n.m.
JAPIC	—	—	n.m.	—	0.9	n.m.
Lift truck business	1.5	1.0	(50.0)%	4.8	16.9	71.6%
Bolzoni	—	—	n.m.	—	—	n.m.
Eliminations	—	—	n.m.	—	—	n.m.
	$1.5	$1.0	(50.0)%	$4.8	$16.9	71.6%
Operating profit (loss)
Americas	$12.2	$21.1	(42.2)%	$14.1	$75.3	(81.3)%
EMEA	(17.2)	(16.9)	(1.8)%	(54.7)	(46.8)	(16.9)%
JAPIC	(5.7)	(4.2)	(35.7)%	(18.5)	(19.1)	3.1%
Lift truck business	(10.7)	—	n.m.	(59.1)	9.4	n.m.
Bolzoni	1.8	2.1	(14.3)%	3.7	5.1	(27.5)%
Eliminations	(0.2)	0.2	n.m.	(0.1)	0.6	n.m.
	$(9.1)	$2.3	n.m.	$(55.5)	$15.1	n.m.
Interest expense	$7.2	$8.0	10.0%	$22.2	$23.6	5.9%
Other income	$(2.6)	$(1.1)	136.4%	$(8.7)	$(7.5)	16.0%
Income tax expense (benefit)	0.6	(2.9)	n.m.	$6.9	$5.4	(27.8)%
Net loss attributable to stockholders	$(14.9)	$(2.3)	(547.8)%	$(77.0)	$(7.6)	(913.2)%
Diluted loss per share	$(0.83)	$(0.13)	(538.5)%	$(4.31)	$(0.43)	(902.3)%
n.m. - not meaningful
The following is the detail of the approximate sales value of the Company's lift truck unit bookings dollar value and lift truck backlog dollar value. The dollar value of bookings and backlog is calculated using the current unit bookings and backlog and the forecasted average sales price per unit. As of September 30, 2026, substantially all of the Company's backlog is expected to be sold within the next twelve months.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2026	2025	2026	2025
Bookings, approximate sales value	$550	$380	$1,810	$1,300
Backlog, approximate sales value	$1,600	$1,350	$1,600	$1,350
Third Quarter of 2026 Compared with Third Quarter of 2025

The following table identifies the components of change in revenues for the third quarter of 2026 compared with the third quarter of 2025:

	Revenues
		Lift Truck
	HY	Americas	EMEA	JAPIC
2025	$979.1	$732.7	$150.1	$46.5
Decrease in 2026 from:
Lift Truck
Unit volume and product mix	(138.8)	(111.2)	(24.2)	(3.4)
Price	11.1	14.5	(3.2)	(0.2)
Parts	(20.9)	(21.4)	0.6	(0.1)
Foreign currency	0.8	0.9	(1.2)	1.1
Other	(6.0)	(6.9)	0.7	0.2
Bolzoni revenues	(4.7)	—	—	—
Eliminations	6.8	—	—	—
2026	$827.4	$608.6	$122.8	$44.1

Revenues decreased 15.5% to $827.4 million in the third quarter of 2026 from $979.1 million in the third quarter of 2025. The decrease in Lift Truck revenues was primarily due to a shift in the mix of sales to lighter-intensity, lower-priced models, primarily in the Americas and EMEA and lower unit volume within all product classes. This shift reflects continued market demand for lighter-intensity, lower-priced trucks which has led to reduced shipment volumes of the traditional, higher-priced models across all Lift Truck segments. Recently introduced low-intensity products continued to gain market acceptance and helped offset lower sales of higher-revenue products. In addition, lower parts volume and other revenues, primarily in the Americas, also contributed to the decline in Lift Truck revenues. The decline was partially offset by improved pricing and favorable currency movements in the third quarter of 2026 compared to the third quarter of 2025.

Bolzoni's revenues decreased in the third quarter of 2026 compared with the third quarter of 2025, primarily due to lower unit volume and a shift in sales to lower-priced products.

The following table identifies the components of change in operating profit (loss) for the third quarter of 2026 compared with the third quarter of 2025:

	Operating Profit (Loss)
		Lift Truck
	HY	Americas	EMEA	JAPIC
2025	$2.3	$21.1	$(16.9)	$(4.2)
Decrease in 2026 from:
Lift truck gross profit	(28.2)	(23.3)	(3.9)	(0.6)
Lift truck selling, general and administrative expenses	17.6	14.9	3.6	(0.9)
Restructuring and impairment charges	(0.5)	(0.5)	—	—
Bolzoni operations	(0.3)	—	—	—
2026	$(9.1)	$12.2	$(17.2)	$(5.7)

The Company recognized an operating loss of $9.1 million in the third quarter of 2026 compared to an operating profit of $2.3 million in the third quarter of 2025. The decrease was primarily due to a shift in mix of sales to lighter-intensity, lower-priced units, lower unit volume, mainly in the Americas and EMEA, and higher material costs. The unfavorable changes were partially offset by favorable pricing actions in the Americas and approximately $15 million of tariff-related recoveries recognized during the third quarter of 2026 related to amounts previously paid under the International Emergency Economic Powers Act ("IEEPA"). Selling, general and administrative expenses were lower in the third quarter of 2026 compared to the third quarter of 2025, primarily due to reduced employee-related costs resulting from lower headcount and lower incentive compensation estimates.

Bolzoni recognized an operating profit of $1.8 million in the third quarter of 2026 compared to $2.1 million in the third quarter of 2025. The decrease was primarily due to a shift in mix of sales to lower-margin products, partially offset by lower employee-related costs included in selling, general and administrative expenses.

The Company recognized a net loss attributable to stockholders of $14.9 million in the third quarter of 2026 compared with net loss attributable to stockholders of $2.3 million in the third quarter of 2025. The decline was primarily the result of lower operating profit.

First Nine Months of 2026 Compared with First Nine Months of 2025

The following table identifies the components of change in revenues for the first nine months of 2026 compared with the first nine months of 2025:

	Revenues
		Lift truck
	HY	Americas	EMEA	JAPIC
2025	$2,846.1	$2,139.1	$416.6	$142.2
Decrease in 2026 from:
Lift Truck
Unit volume and product mix	(421.6)	(336.9)	(58.5)	(26.2)
Price	42.9	49.1	(5.7)	(0.5)
Parts	(40.2)	(38.2)	(3.7)	1.7
Foreign currency	22.7	2.7	16.8	3.2
Other	(31.0)	(32.6)	1.5	0.1
Bolzoni revenues	(10.8)	—	—	—
Eliminations	27.4	—	—	—
2026	$2,435.5	$1,783.2	$367.0	$120.5

Revenues decreased 14.4% to $2,435.5 million in the first nine months of 2026 from $2,846.1 million in the first nine months of 2025. The decrease in Lift Truck revenues was primarily due to a shift in the mix of sales to lighter-intensity, lower-priced models, primarily in the Americas and EMEA, lower unit and parts volumes, and lower other revenues, mainly in the Americas. This shift reflects continued market demand for lighter-intensity, lower-priced trucks which has led to reduced shipment volumes of the traditional, higher-priced models. The decline in Lift Truck revenues was partially offset by improved pricing and favorable currency movements in the first nine months of 2026 compared to the first nine months of 2025.

Bolzoni revenues decreased in the first nine months of 2026 compared with the first nine months of 2025, primarily due to lower unit volume, partially offset by favorable foreign currency movements.

The following table identifies the components of change in operating profit for the first nine months of 2026 compared with the first nine months of 2025:

	Operating Profit (Loss)
		Lift truck
	HY	Americas	EMEA	JAPIC
2025	$15.1	$75.3	$(46.8)	$(19.1)
Increase (decrease) in 2026 from:
Lift truck gross profit	(124.3)	(110.3)	(12.7)	(0.6)
Lift truck selling, general and administrative expenses	43.0	36.3	6.4	0.3
Restructuring and impairment charges	12.1	12.8	(1.6)	0.9
Bolzoni operations	(1.4)	—	—	—
2026	$(55.5)	$14.1	$(54.7)	$(18.5)

The Company recognized an operating loss of $55.5 million in the first nine months of 2026 compared to operating profit of $15.1 million in the first nine months of 2025. The decrease in Lift Truck operating results was primarily due to a shift in the mix of sales to lighter-intensity, lower-priced units, mainly in the Americas, approximately $45 million of additional tariff-related costs during the first nine months of 2026 compared to the first nine months of 2025 and lower unit volume. These unfavorable impacts were partially offset by pricing actions in the Americas and approximately $50 million of tariff-related recoveries recognized during the first nine months of 2026 related to amounts previously paid under IEEPA. Selling, general and administrative expenses were lower across all Lift Truck segments, primarily related to reduced employee-related costs resulting from lower headcount and lower incentive compensation estimates. In addition, the Company recognized lower restructuring and impairment charges in the first nine months of 2026 compared with the first nine months of 2025.

Bolzoni's operating profit decreased to $3.7 million in the first nine months of 2026 compared with $5.1 million in the first nine months of 2025. The decrease was primarily due to a shift in mix of sales to lower-margin products.

The Company recognized a net loss attributable to stockholders of $77.0 million in the first nine months of 2026 compared with $7.6 million in the first nine months of 2025. The decline was primarily the result of the decrease in operating profit (loss).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30, 2026 compared to the same period in the prior year:

	2026	2025	Change
Operating activities:
Net loss	$(75.9)	$(6.4)	$(69.5)
Depreciation and amortization	33.6	34.1	(0.5)
Stock-based compensation	5.3	8.3	(3.0)
Restructuring and impairment charges	4.8	16.9	(12.1)
Dividends from unconsolidated affiliates	9.1	7.9	1.2
Other operating activities	(25.7)	7.2	(32.9)
Changes in assets and liabilities
Accounts receivable	29.1	(9.9)	39.0
Inventories	(30.3)	49.8	(80.1)
Other current assets	(1.6)	3.0	(4.6)
Accounts payable and other liabilities	61.7	(81.3)	143.0
Net cash provided by operating activities	10.1	29.6	(19.5)

	2026	2025	Change
Investing activities:
Expenditures for property, plant and equipment	(38.3)	(38.9)	0.6
Proceeds from the sale of assets	1.6	1.7	(0.1)
Business acquisition, net of cash acquired	(1.9)	(2.6)	0.7
Net cash used for investing activities	(38.6)	(39.8)	1.2
Cash flow before financing activities	$(28.5)	$(10.2)	$(18.3)

Net cash provided by operating activities decreased by $19.5 million in the first nine months of 2026 compared with the first nine months of 2025. The decrease was primarily due to a higher net loss, the change in other operating activities and lower restructuring charges, partially offset by favorable changes in working capital and cash received for tariff refunds. Accounts payable and other liabilities increased operating cash flows compared with the prior year primarily due to the timing of vendor payments and lower employee-related payments, including incentive compensation.

	2026	2025	Change
Financing activities:
Net increase (decrease) of long-term debt and revolving credit agreements	$(14.3)	$8.4	$(22.7)
Cash dividends paid	(20.9)	(20.2)	(0.7)
Purchase of treasury stock	(0.7)	(4.5)	3.8
Financing fees paid	—	(2.1)	2.1
Net cash used for financing activities	$(35.9)	$(18.4)	$(17.5)

The increase in net cash used for financing activities was primarily due to repayments of debt during the first nine months of 2026 compared to net borrowings under the Company's revolving credit facilities during the first nine months of 2025.

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

The obligations under the Facility are generally secured by a first priority lien on working capital assets of the borrowers and guarantors in the Facility, which includes but is not limited to cash and cash equivalents, accounts receivable and inventory, and a second priority lien on the present and future shares of capital stock, fixtures and general intangibles consisting of intellectual property. The approximate book value of assets held as collateral under the Facility was $1.0 billion as of September 30, 2026.
The Facility includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Facility. The Facility limits the payment of dividends and other restricted payments the Company may make unless certain total excess availability and/or fixed charge coverage ratio thresholds, each as set forth in the Facility, are satisfied. The Facility also requires the Company to achieve a minimum fixed charge coverage ratio when total excess availability is less than the greater of 10% of the total borrowing base, as defined in the Facility, and $20.0 million. At September 30, 2026, the Company was in compliance with the covenants in the Facility.

Key terms of the Facility as of September 30, 2026 were as follows:

FACILITY
U.S. borrowing capacity	$210.0
Non-U.S. borrowing capacity	90.0
Less: outstanding amount	90.2
Less: availability restrictions	4.3
Availability	$205.5

FACILITY
Applicable margins, as defined in agreement
U.S. base rate loans	0.25% to 0.75%
Term SOFR, EURIBOR and non-U.S. base rate loans	1.25% to 1.75%
Applicable margins, for amounts outstanding
U.S. base rate loans	0.50%
Term SOFR loans	1.50%
Non-U.S. base rate loans	1.50%
Applicable interest rate, for amounts outstanding
U.S. base rate	7.50%
Term SOFR	5.24%
Facility fee, per annum on unused commitment	0.25%
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
The obligations under the Term Loan are generally secured by a first priority lien on the present and future shares of capital stock, material real property, fixtures and general intangibles consisting of intellectual property and a second priority lien on U.S. working capital assets of the borrowers and guarantors of the Facility, which includes, but is not limited to, cash and cash equivalents, accounts receivable and inventory. The approximate book value of assets held as collateral under the Term Loan was $0.7 billion as of September 30, 2026.

In addition, the Term Loan includes restrictive covenants, which, among other things, limit additional borrowings and investments of the Company subject to certain thresholds, as provided in the Term Loan. The Term Loan limits the payment of dividends and other restricted payments the Company may make in any fiscal year, unless the consolidated total net leverage ratio, as defined in the Term Loan, does not exceed 2.50 to 1.00 at the time of the payment. At September 30, 2026, the Company was in compliance with the covenants in the Term Loan.

Key terms of the Term Loan as of September 30, 2026 were as follows:

TERM LOAN
Outstanding	$214.4
Less: discounts and unamortized deferred financing fees	(1.2)
Net amount outstanding	$213.2
Applicable margins, as defined in agreement
U.S. base rate loans	2.50%
SOFR	3.50%
SOFR adjustment, as defined in agreement	0.11%
SOFR floor	0.50%
Applicable interest rate, for amounts outstanding	7.30%
The Company had other debt outstanding, excluding finance leases, of approximately $161.1 million at September 30, 2026. In addition to the excess availability under the Facility of $205.5 million, the Company had remaining availability of $27.9 million related to other non-U.S. revolving credit agreements at September 30, 2026.

The Company believes funds available from cash on hand, the Facility, other available lines of credit and operating cash flows, as well as access to the capital markets, will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and the foreseeable future thereafter.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2025, there have been no significant changes in the total amount of the Company's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on page 25 in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Nine Months Ended September 30, 2026	Planned for Remainder of 2026	Planned 2026 Total	Actual 2025
Lift truck business	$31.4	$ 9-14	$ 40-45	$54.3
Bolzoni	6.9	3-8	10-15	8.2
	$38.3	$ 12-22	$ 50-60	$62.5
Planned expenditures for the remainder of 2026 are primarily for improvements at manufacturing locations and manufacturing equipment, product development and improvements to information technology infrastructure. Management will closely monitor market conditions and may adjust investment levels and timing as market visibility improves. The primary sources of financing for these capital expenditures are expected to be internally generated funds and bank financing.

Capital Structure

The Company's capital structure is presented below:

	SEPTEMBER 30, 2026	DECEMBER 31, 2025	Change
Cash and cash equivalents	$58.5	$123.2	$(64.7)
Other net tangible assets	731.1	775.5	(44.4)
Intangible assets	29.7	32.3	(2.6)
Goodwill	55.4	55.7	(0.3)
Net assets	874.7	986.7	(112.0)
Total debt	(484.7)	(494.3)	9.6
Total temporary and permanent equity	$390.0	$492.4	$(102.4)
Debt to total capitalization	55%	50%	5%
OUTLOOK

Building on the sequential improvement demonstrated in Q3 2026, the Company expects substantially stronger operating performance in Q4 2026, as stronger bookings are expected to increasingly convert into shipments and ongoing pricing, sourcing and cost-reduction actions support improved profitability.

Operating results for Q4 2026 are expected to include anticipated implementation costs associated with new programs discussed in "New Operational Initiatives and Cost-Reduction Programs" below. Excluding these anticipated costs, adjusted net income is expected to be significantly higher than in Q3 2026 and return to positive levels.

While customer delivery schedules and sourcing transitions slowed the conversion of higher bookings into shipments, the Company expects this conversion to accelerate in Q4 2026, driving higher shipment volumes, increased revenue, and improved operating efficiencies. Together, these factors are expected to result in a positive Q4 2026 adjusted net income. This outlook depends on external factors as outlined below.

The Company's updated outlook reflects current assumptions regarding tariffs, geopolitical developments and market conditions. Key tariff-related assumptions include:
•U.S. and international tariff policies and rates in effect as of October 2026 serve as the baseline;
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

Lift Truck Business
Industry conditions in the lift truck market continue to improve from 2025, although demand varies by region and customer application. The Company has experienced increased customer activity as deferred fleet replacement needs continued to convert into new equipment purchases, as well as growing acceptance of its value and standard product offerings. The sequential decrease in bookings from Q2 2026 to Q3 2026 reflects normal seasonal declines in orders.

Lift Truck bookings and backlog were as follows:

(In millions)	Q3 2026	Q3 2025	% Change	Q2 2026	% Change
Unit Bookings $ Value	$550	$380	45%	$680	(19)%
Unit Backlog $ Value	$1,600	$1,350	19%	$1,580	1%

•Bookings increased 45% from the prior year and represents the fourth quarter of elevated booking level compared to the cyclical low in Q2 2025.
•Backlog remained steady at $1.6 billion compared to Q2 2026 as production approximated shipments during the quarter.

The Company expects bookings in Q4 2026 to exceed Q4 2025 and Q3 2026, supported by improving industry conditions, anticipated market share gains, and broader customer acceptance of its expanded product portfolio. The Company believes investments made over the past several years to broaden the product lineup have positioned the Company to address increasing demand for lower-intensity applications and compete across a larger portion of the lift truck market. The Company expects its standard and value offerings in the 1-3.5 ton, 4-9 ton and Big Truck product lines will continue to support volume growth, profitability, and market share gains. However, inflation, tariffs, geopolitical uncertainty, and increased competition continue to influence customer purchasing patterns across regions and end markets.

Strong booking activity is expected to translate into meaningfully higher production and shipment volumes in Q4 2026 compared with Q3 2026. Higher shipment volumes are expected to drive sequential revenue growth, while increased production volumes are expected to improve manufacturing absorption and operating efficiency. Shipment timing could continue to be affected by customer delivery schedules and production transitions associated with tariff-mitigation and sourcing initiatives.

Tariff-related costs on steel, components, and other imported materials are expected to remain elevated. However, pricing, sourcing, and product-cost actions are expected to benefit Q4 2026 and partially offset these pressures.

Gross profit and gross margin are expected to improve sequentially, primarily reflecting higher production and shipment volumes, improved manufacturing efficiencies and the benefits of pricing, sourcing and cost-reduction actions. These benefits are expected to be partially offset by elevated tariff-related costs, inflation and competitive pricing, particularly in South America and Europe. The Company's newly introduced lighter-intensity, lower-priced trucks are expected to broaden its addressable market and support increased manufacturing scale over time.

Overall, the Company expects Lift Truck adjusted operating results to be positive and improve in Q4 2026. The expected increase in profitability reflects a stronger conversion of recent booking momentum into shipment and earnings, demonstrating the operating leverage available as production volumes recover. Anticipated continued market share gains and a broader product portfolio provide additional opportunities for growth as industry conditions strengthen.

Bolzoni Group
Sequentially, Bolzoni Group is expected to benefit from a greater mix of higher-margin attachment products and plant utilization in Q4 2026. Revenue is expected to continue reflecting the planned phase-out of certain legacy sales to the Lift Truck business. Management remains focused on optimizing product mix and maintaining operational discipline across its global operations.

Consolidated
The Company expects demand and production levels to remain healthy in 2027, supported by gradually strengthening market conditions and ongoing growth initiatives. This is expected to drive volume and revenue growth. However, the pace of gross profit improvement is expected to remain moderated by a competitive operating environment, continued cost pressures and the time required for strategic growth investments to fully mature. As a result, operating profit improvement may be more gradual than the recovery in demand and production levels.

The Company's previously announced 2024 U.S. manufacturing footprint optimization projects remain on track to deliver increased operational benefits in 2027. The anticipated savings, which are reflected in the Company's outlook, are expected to substantially offset ongoing cost increases and support underlying product margins rather than translate fully into incremental margin expansion. Higher production volumes and improved manufacturing efficiencies are expected to support a progressive improvement in gross profit. The Company expects future costs and benefits for the projects as shown below:

(In millions)	Planned for Remainder of 2026	Planned for 2027	Planned for 2028
Expected costs	$2-5	$8-10	-
Expected annualized income and cash benefits	-	$15-20	$30-40

New Operational Initiatives and Cost-Reduction Programs
In Q4 2026, the Company launched a major set of projects expected to strengthen the Company's cost structure, capital efficiency and long-term competitiveness. The Company's modular, scalable products have created new product opportunities and production efficiencies, which the Company believes provide the foundation for these new projects in addition to previously announced restructuring plans. These new projects are expected to improve operations and better align the Company with evolving market and regulatory requirements, including significant changes in demand for forklift truck types and volumes.
The projects are focused on five key areas:
•reshaping the Company’s product portfolio and route-to-market, including exiting from the hydrogen fuel cell and HydroCharge business and discontinuing plans to manufacture Big Trucks in the U.S.;
•reducing manufacturing complexity and costs, including manufacturing plant consolidation;
•consolidating supporting facilities and activities;
•simplifying the Company’s organizational structure; and
•reducing the Company’s capital intensity.

The Company is targeting at least $100 million of an annual cost savings expected at maturity in 2029. These anticipated savings relate to cost reductions and mitigation of future expenses related to increased volumes and inflationary factors. Implementation costs are estimated to be at least $50 million over the duration of the programs, including severance, impairment charges, contract termination, and other exit-related costs. The Company continues to pursue the mitigation of these costs and is currently unable to estimate the high-end of the expected implementation costs or segments in which these costs will be recorded.

These initiatives are also expected to support cash generation and decreased capital expenditures. To preserve cash amid a slower-than-anticipated recovery, the Company expects 2026 capital expenditures of $50 million to $60 million and to limit 2027 capital expenditures to $40 million to $50 million. Over time, product portfolio simplification, reduced manufacturing complexity and lower capital intensity are also expected to reduce working capital requirements and support the Company's continued target of working capital at approximately 15% of revenue.

The Company expects these projects to strengthen its cost structure while supporting key strategic programs, including modular, scalable forklift truck product solutions for lighter-intensity and standard applications and broader sales coverage across the addressable market. Together with the significant year-over-year increase in bookings, the Company believes these actions will strengthen its competitive position and support improved financial results in 2027 and 2028.

Implementation is expected to occur in stages. We have begun to initiate certain projects, while others remain subject to final planning, applicable legal and regulatory requirements, consultation obligations and other customary approval processes. Accordingly, the scope, timing and financial effect of individual actions may change as planning and implementation progress. The Company expects to provide additional information as material plans and actions are finalized.

A summary of the Company's previously announced and current operational and cost-reduction programs are shown below:

	Purpose	Initiated	Expected Savings/Benefits	Status
2024 Manufacturing footprint optimization	Optimize manufacturing footprint and improve efficiency	Q4 2024	$15 million - $20 million expected benefit in 2027; $30 million - $40 million full-year annualized income and cash benefit by 2028	Multi-year implementation underway
2025 Nuvera realignment	Reduce Nuvera's cost base while redirecting capabilities toward higher-priority energy solutions	Q2 2025	$15 million of cost savings realized in 2025	Completed
2025 Restructuring	Lower structural break-even point and align organization with lower industry volumes	Q4 2025	Approximately 75% of $40 million - $45 million of benefits recognized through Q3 2026	Substantially implemented, full benefits expected by year-end 2026
2026 Restructuring	Further structurally reduce costs, simplify the business and concentrate resources on higher-priority activities	Q4 2026	Targeting at least $100 million of annual cost reductions at maturity, which is anticipated in 2029	Commenced with implementation expected to occur in stages through 2029

Long-Term
The Company's financial discipline provides a foundation for navigating changing market conditions while progressing toward its long-term objective of achieving approximately 7% operating profit over the business cycle. Management believes higher production volumes, improved manufacturing efficiency, modular product platforms, portfolio expansion into value and standard segments, broader sales coverage of the addressable market and the benefits of its operational and cost-reduction initiatives are key drivers supporting this objective.

Management believes its continued focus on financial discipline, working capital efficiency, and prudent capital allocation positions the Company to improve financial performance while maintaining the flexibility to support future growth.

In this context, long-term objectives for the Company's vision is to transform the way the world moves materials from Port to Home. It strives to do this through its two customer promises: first, to provide optimal customer solutions, and second, to provide exceptional customer care. The Company is focused on executing established strategic initiatives and key projects to transform the Company’s core lift truck business while building new business opportunities in the warehouse lift truck, vehicle automation, energy management and attachment business activities. These complementary growth and profit improvement projects should help the Company fulfill these two promises while achieving long-term revenue and operating profit growth. The Company believes key projects will contribute to an increased and sustainable lift truck and attachment competitive advantage over time.

Further information regarding the Company's strategic initiatives can be found in the Company's Q3 2026 Investor Deck. This presentation, currently available on the Hyster-Yale website, elaborates on the strategies that are critical for the Company's long-term prospects. The Company encourages investors to review this material as a supplement to understand the Company's future direction.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) delays in delivery and other supply chain disruptions, or increases in costs as a result of inflation or otherwise, including materials, critical components and transportation costs and shortages, the effects of tariffs on raw materials or sourced products, and labor, or changes in or unavailability of quality suppliers or transporters, including the impacts of the foregoing risks on the Company's liquidity, (2) impacts resulting from current or changes in trade barriers and restrictions on international trade, including as a result of previously announced, and potentially new changes, including reductions to U.S. trade policy and tariffs as well as retaliatory or other tariffs imposed by other countries where the Company does business, (3) the effectiveness of the cost reduction programs implemented, and to be implemented globally, including the successful implementation of procurement and sourcing initiatives and restructuring programs, (4) delays in manufacturing and delivery schedules, (5) reduction in demand for lift trucks, attachments and related parts and service on a global basis, including any cyclical reduction in demand in the lift truck industry, (6) customer acceptance of pricing, (7) customer acceptance of, changes in the costs of, or delays in the development of new products, (8) the ability of the Company and its dealers, suppliers and end-users to access credit, or obtain financing at reasonable rates, or at all, as a result of interest rate volatility and current economic and market conditions, including inflation, (9) unfavorable effects of geopolitical and legislative developments on global operations, including without limitation the entry into new trade agreements and the imposition of tariffs and/or economic sanctions, including the Uyghur Forced Labor Prevention Act (the “UFLPA”) which could impact the Company's imports from China, as well as armed conflicts, including the Iran conflict, the Russia/Ukraine conflict, the Israel and Gaza conflict and/or the conflict in the Red Sea, and their regional effects, (10) exchange rate fluctuations, interest rate volatility and monetary policies and other changes in the regulatory climate in the countries in which the Company operates and/or sells products, (11) the Company's ability to recover previously paid IEEPA tariffs, (12) the successful commercialization of products and technology related to the energy solutions program, (13) political and economic uncertainties in the countries where the Company does business, as well as the effects of any withdrawals from such countries, (14) bankruptcy of or loss of major dealers, retail customers or suppliers, (15) introduction of new products by, more favorable product pricing offered by or shorter lead times available through competitors, (16) product liability or other litigation, warranty claims or returns of products, (17) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation, (18) the ability to attract, retain, and replace workforce and administrative employees, (19) disruptions resulting from natural disasters, public health crises, political crises or other catastrophic events, and (20) the ability to protect the Company’s information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network breaches.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 30 and 31 and F-25 through F-28 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of the Company's derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2025.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of the Company's management, including the officer serving as both the principal executive officer and the officer serving as both the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the officer has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in internal control over financial reporting: During the third quarter of 2026, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1    Legal Proceedings
None
Item 1A Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 in the section entitled “Risk Factors.”

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
Month #1 (July 1, 2026 - July 31, 2026)	—	$—	—	$44,239,122
Month #2 (August 1, 2026 - August 31, 2026)	—	$—	—	$44,239,122
Month #3 (September 1, 2026 - September 30, 2026)	—	$—	—	$44,239,122
Total	—	$—	—	$44,239,122
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
Item 3    Defaults Upon Senior Securities
None
Item 4    Mine Safety Disclosures
    Not applicable
Item 5    Other Information
None of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended September 30, 2026.
Chief Financial Officer Transition
As previously disclosed on October 14, 2026, the Board of Directors (the "Board") of the Company appointed Matthew Cornell to serve as the Company's Senior Vice President, Chief Financial Officer. In connection with such appointment and in order to ensure an orderly transition of duties, the Board has determined that Rajiv K. Prasad, President and Chief Executive Officer of the Company, will continue to serve as the Company’s principal financial officer until the filing of this Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2026 (Mr. Prasad has been serving in that capacity since January 1, 2026). Subsequently, on November 2, 2026, the Board determined that Mr. Cornell will assume the role of principal financial officer on November 6, 2026, instead of November 4, 2026.
2026 Restructuring Program
On November 2, 2026, the Company launched a major set of projects to better align the Company with evolving market and regulatory requirements, including significant changes in demand for forklift truck types and volumes.
The projects are focused on five key areas:
• reshaping the Company’s product portfolio and route-to-market; including exiting from the hydrogen fuel cell and Hydro Charge business and discontinuing plans to manufacture Big Trucks in the U.S.;
•reducing manufacturing complexity and costs, including manufacturing plant consolidation;
•consolidating supporting facilities and activities;
•simplifying the Company’s organizational structure; and
•reducing the Company’s capital intensity.

The Company is targeting at least $100 million of an annual cost savings expected at maturity in 2029. These anticipated savings relate to cost reductions and mitigation of future expenses related to increased volumes and inflationary factors. Implementation costs are estimated to be at least $50 million over the duration of the programs, including severance, impairment charges, contract termination and other exit-related costs. The Company continues to pursue the mitigation of these costs and is currently unable to estimate the high-end of the expected implementation costs, segments in which these costs will be recorded and future cash expenditures.

These projects remain subject to final planning, applicable legal and regulatory requirements, consultation obligations and other customary approval processes. Accordingly, the scope, timing and financial effect of individual actions may change as planning and implementation progress. The Company expects to provide additional information as material plans and actions are finalized.
Item 6    Exhibits
The following exhibits are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q:

Exhibit
Number*	Description of Exhibits

31	Certification of Rajiv K. Prasad pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Rajiv K. Prasad
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL and contained in Exhibit 101
* Numbered in accordance with Item 601 of Regulation S-K.
** Furnished.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyster-Yale, Inc.

Date:	November 5, 2026	/s/ Dena R. McKee
Dena R. McKee
Vice President, Controller and Chief Accounting Officer (principal accounting officer)